Form 10-Q
period 1997-06-30
LIFE FINANCIAL CORP
filed 1997-08-14
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                        Commission File Number 0-22193

                             LIFE FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                  33-0743196
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                4110 TIGRIS WAY, RIVERSIDE, CALIFORNIA   92503
--------------------------------------------------------------------------------

                                 (909) 280-4100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   (_) Yes   (X) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,546,716 shares of common stock, par value $0.01 per share, were outstanding as of August 7, 1997.

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                                   FORM 10-Q
                                     INDEX


PART I                  FINANCIAL INFORMATION                                   PAGE
Item 1    Consolidated Statements of Financial Condition:
          June 30, 1997 (unaudited) and December 31, 1996.....................  1

          Consolidated Statements of Operations:
          For the Six months ended June 30, 1997 and 1996 and for the
          Three months ended June 30, 1997 (unaudited) and 1996...............  2

          Consolidated Statements of Cash Flows:
          For the Six months ended June 30, 1997 (unaudited) and 1996.........  3

          Notes to (unaudited) Consolidated Financial Statements..............  4

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition.......................  7

PART II                       OTHER INFORMATION

Item 1    Legal Proceedings...................................................  18

Item 2    Changes in Securities...............................................  18

Item 3    Defaults Upon Senior Securities.....................................  18

Item 4    Submission of Matters to a Vote of Security Holders.................  18

Item 5    Other Information...................................................  18

Item 6    Exhibits and Reports on Form 8-K....................................  19

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)
                                  (UNAUDITED)

                                                                                         June 30,       December 31,
                                                                                           1997             1996
                                                                                           ----             ----
ASSETS
Cash and cash equivalents...........................................................    $  19,151       $  13,265
Restricted cash ....................................................................        9,524           1,636
Securities held to maturity, estimated fair value of
     $8,019 and $7,981 at June 30, 1997 and
     December 31, 1996..............................................................        8,018           8,023
Residual assets, at fair value......................................................       13,719           5,700
Loans held for sale.................................................................       99,440          31,018
Loans held for investment - net of allowance for
     estimated loan losses of $1,605 and $1,625
     at June 30, 1997 and December 31, 1996.........................................       33,581          36,895
Mortgage servicing rights...........................................................        4,156           2,645
Accrued interest receivable.........................................................        1,076             537
Foreclosed real estate - net........................................................        1,088             561
Premises and equipment - net........................................................        2,683           1,579
Federal Home Loan Bank stock........................................................        1,035             814
Deferred income taxes...............................................................          377             397
Other assets........................................................................        1,442             940
                                                                                        ---------       ---------
     TOTAL ASSETS...................................................................    $ 195,290       $ 104,010
                                                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts....................................................................    $ 136,519       $  85,711
Other borrowings....................................................................          -             3,278
Subordinated debentures.............................................................       10,000             -
Accounts payable and other liabilities..............................................        7,026           5,748
                                                                                        ---------       ---------
     Total liabilities..............................................................      153,545          94,737

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 6,111,716 (1997) and
3,211,716 (1996) shares issued and outstanding......................................           61              32
Additional paid-in capital..........................................................       38,037           9,358
Retained earnings (deficit), partially restricted...................................        3,647            (117)
                                                                                        ---------       ---------
     Total stockholders' equity.....................................................       41,745           9,273
                                                                                        ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................    $ 195,290       $ 104,010
                                                                                        =========       =========

See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, except per share amounts)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                --------------------------      --------------------------
                                                    1997            1996            1997           1996
                                                    ----            ----            ----           ----
INTEREST INCOME:
Loans                                           $    3,348      $    1,615      $    5,220      $    3,213
Securities held to maturity                            113              24             219              49
Other interest-earning assets                          691              52           1,017              91
                                                ----------      ----------      ----------      ----------
     Total interest income                           4,152           1,691           6,456           3,353
                                                ----------      ----------      ----------      ----------
INTEREST EXPENSE:
Deposit accounts                                     1,864             838           3,181           1,664
Federal Home Loan Bank
advances and other borrowings                          247              88             420             191
Subordinated Debentures                                349               0             420               0
                                                ----------      ----------      ----------      ----------
     Total interest expense                          2,460             926           4,021           1,855
                                                ----------      ----------      ----------      ----------

NET INTEREST INCOME BEFORE
PROVISION FOR ESTIMATED LOAN LOSSES                  1,692             765           2,435           1,498

PROVISION FOR ESTIMATED LOAN LOSSES                      0              40             500             108

NET INTEREST INCOME AFTER PROVISION
FOR ESTIMATED LOAN LOSSES                            1,692             725           1,935           1,390

NONINTEREST INCOME:
Loan servicing and other fees                           75             107             195             208
Service charges on deposit  accounts                    31              31              61              64
Net gains from mortgage  financing operations        3,192           1,273           9,069           2,160
Other income                                           100              21             158              40
                                                ----------      ----------      ----------      ----------
   Total noninterest income                          3,398           1,432           9,483           2,472

NONINTEREST EXPENSE
Compensation and benefits                            1,475           1,337           3,057           2,151
Premises and occupancy                                 250             188             473             354
Data processing                                        160              96             295             183
Net loss on foreclosed real estate                       6               9              69             100
FDIC insurance premiums                                 21              45              39              89
Marketing                                               54              53             122              92
Telephone                                              132              53             217              93
Professional services                                   74              46             132              73
Other expense                                          307             223             567             436
                                                ----------      ----------      ----------      ----------
     Total noninterest expense                       2,479           2,050           4,971           3,571
                                                ----------      ----------      ----------      ----------
INCOME BEFORE INCOME TAX PROVISION                   2,611             107           6,447             291
INCOME TAX PROVISION                                 1,088              46           2,682             125
                                                ----------      ----------      ----------      ----------

NET INCOME                                      $    1,523      $       61      $    3,765     $       166
                                                ==========      ==========      ==========     ===========

Earnings per share                              $     0.47      $     0.03      $     1.17     $      0.09
                                                ==========      ==========      ==========     ===========
Weighted average shares outstanding              3,243,584       1,866,216       3,227,738       1,866,216
                                                ==========      ==========      ==========     ===========

See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                          Six months ended
                                                                                               June 30,
                                                                                               --------
                                                                                         1997           1996
                                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $  3,765        $    166
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                          213             138
     Provision for estimated loan losses                                                    500             108
     Accretion of deferred fees                                                            (158)            (25)
     Provision for estimated losses of foreclosed real estate                                38              97
     Gain on sale of foreclosed real estate, net                                            (27)            (21)
     Gain on sale and securitization of loans held for sale                              (7,205)         (1,612)
     Unrealized gain on residual asset                                                     (692)              0
     Net accretion of residual asset                                                     (1,354)              0
     Valuation allowance on mortgage servicing rights                                        17             (11)
     Amortization of mortgage servicing rights                                              433              91
     Purchase and origination of loans held for sale, net of loan fees                 (158,429)        (51,929)
     Proceeds from sales and securitization of loans held for sale                       83,163          39,323
     Increase in restricted cash                                                         (7,888)              0
     Decrease (increase) in accrued interest receivable                                    (539)             41
     Deferred income taxes                                                                   20            (142)
     Increase (decrease) in accounts payable and other liabilities                        1,278             (37)
     Federal Home Loan Bank stock dividend                                                  (26)            (18)
     Decrease (increase) in other assets                                                   (146)            160
                                                                                       --------        --------
          Net cash used in operating activities                                         (87,037)        (13,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                                                     6,569           8,245
Proceeds from sale of foreclosed real estate                                                385             892
Purchase of securities held to maturity                                                  (1,000)           (996)
Proceeds from maturities of securities held to maturity                                   1,000           1,976
Additions to premises and equipment, net                                                 (1,312)           (207)
Purchase of Federal Home Loan Bank stock                                                   (195)            (57)
Cash received on residual assets                                                          1,594               0
                                                                                       --------        --------
          Net cash provided by investing activities                                       7,041           9,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts                                              50,808           3,793
Proceeds from (repayments of) other borrowings                                           (3,278)            900
Net proceeds from issuance of common stock                                               28,708               0
Net proceeds from issuance of subordinated debentures                                     9,644               0
                                                                                       --------        --------
          Net cash provided by (used in) financing activities                            85,882           4,693
                                                                                       --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      5,886             875
CASH AND CASH EQUIVALENTS, beginning of period                                           13,265           3,932
CASH AND CASH EQUIVALENTS, end of period                                               $ 19,151        $  4,807
                                                                                       ========        ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                          $  3,113        $  1,681
                                                                                       ========        ========
Income taxes paid (refunded)                                                           $  3,523        $    289
                                                                                       ========        ========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                         $  1,089        $  1,934
                                                                                       ========        ========
Loans to facilitate sales of foreclosed real estate                                    $    166        $    438
                                                                                       ========        ========
NONCASH FINANCING ACTIVITIES DURING THE PERIOD
Stock dividends paid                                                                   $      0        $  2,488
                                                                                       ========        ========

See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (UNAUDITED)

1.   Basis of Presentation:
     ----------------------

     Life Financial Corp. (the Company) is a savings and loan holding company incorporated in the State of Delaware that was organized for the purpose of acquiring all of the capital stock of Life Savings Bank, Federal Savings Bank, (the Bank) through the holding company reorganization of the Bank, which was consummated on June 27, 1997. Pursuant to the Reorganization, the Company issued 3,211,716 shares of common stock in exchange for the 1,070,572 shares of the Bank's outstanding common stock. Such business combination was accounted for at historical cost in a manner similar to a pooling of interest. On June 30, 1997 the Company completed its sale of 2,900,000 shares of its common stock through an initial public offering. Subsequent to June 30, 1997, the Company also issued 435,000 shares of common stock to the public through the exercise of the underwriter's overallotment option, bringing the total shares outstanding to 6,546,716.

     The Company has purchased residual assets and restricted cash from the Bank as part of the Reorganization. Due to the actual net cash proceeds being received on June 30, 1997, all of the net earnings and performance figures herein reflect the results of the Bank.

     The Bank is a federally chartered stock savings bank whose primary business is the origination and sale of sub-prime one-to four-family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial loans. The Bank's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Bank have been from deposits, Federal Home Loan Bank advances, a $50 million line of credit from a major investment bank, as well as from loan sales and securitizations. As of June 30, 1997, the Bank had one depository branch office in San Bernardino, California, and three regional loan centers located in Riverside, California, Jacksonville, Florida and the Denver, Colorado metropolitan area.

     The consolidated financial statements include the accounts of Life Financial Corp. and its wholly-owned subsidiary, Life Savings Bank, Federal Savings Bank. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of Life Savings Bank, Federal Savings Bank for the year ended December 31, 1996 included in the Bank's Registration Statement on Form S-1, filed on May 29, 1997, amended and declared effective on June 24, 1997.

2.   Earnings Per Share
     ------------------

     Earnings per share for the three months ended June 30, 1997 and June 30, 1996 are based upon the weighted average shares outstanding during the period, adjusted for a 100% stock dividend which occurred during 1996 and then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization.

3.   Accounting Principles
     ---------------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128") which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As SFAS No. 130 is specifically disclosure related, the Company does not anticipate the adoption of this statement will have a material impact on its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes standards of reporting by public entities and disclosure of information about operating segments in annual financial statements and disclosure of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As SFAS No. 131 is specifically disclosure related, the Company does not anticipate the adoption of this statement will have a material impact on its financial statements.

4.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Savings Bank 1996 Stock Option Plan (the Bank Option Plan), which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The Bank Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The Bank Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the Bank Option Plan will be made at an exercise price equal to the fair market value on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Bank. The options granted by the Bank will vest at a rate of 33.3% per year, beginning on November 21, 1999. No options were exercisable at June 30, 1997 and at December 31, 1996.

     The Board of Directors of the Company has adopted the Life Financial Corp. 1997 Stock Option Plan (the "Company Option Plan"), which became effective upon the completion of the Public Offering (the Bank Option Plan and the Company Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options to be exchanged for Bank options pursuant to the Bank Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the Bank Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. The Company assumed all of the Bank's obligations with respect to the Bank Option Plan. After the Reorganization, the Option Plans became available to directors, officers and employees of the Company and to directors, officers and employees of its direct or indirect subsidiaries, including the Bank, as selected pursuant to the Option Plans and all references to the Bank's Common Stock under the Bank Option Plan are now deemed references to the Company's Common Stock. On June 30, 1997, 190,000 shares of the Company Option Plan were granted at an exercise price of $11.00 per share. The options granted be the Bank will vest at a rate of 33.3% per year, beginning on June 30, 2000. No options were exercisable at June 30, 1997.

5.   Thrift Rechartering Legislation
     -------------------------------

     The Deposit Insurance Funds Act of 1996 provides that the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the Office of Thrift Supervision ("OTS") have been introduced in Congress. The House Banking Committee reported a bill in July 1997 that would require federal savings institutions to convert to a national or state bank charter within two years of enactment. The bill would allow banks resulting from the conversion of a savings association to continue to engage in activities (and hold assets) in which it was lawfully engaged on the day before enactment. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with a limited grandfather provision for unitary savings and loan holding company activities. The OTS would be merged with the Office of the Comptroller of the Currency, the agency that regulates national banks. The Company is unable to predict whether such legislation will be enacted, the extent to which the legislation would restrict or disrupt its operations or whether BIF and SAIF funds will eventually merge.

Item 2. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Registration Statement on Form S-1, which focuses upon relevant matters occurring during the year ended December 31, 1996. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended June 30, 1997.

GENERAL
-------

     The Company is involved in the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences. The Company has focused on Liberator Series loans which are for the purchase or refinance of residential real property by borrowers who may have had prior credit problems or who do not have an adequate credit history, and are considered "sub-prime borrowers," or loans which have other non-conforming features. In addition, the Company has originated a substantial number of Portfolio Series loans which are debt consolidation loans for borrowers whose credit history qualify for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") loans ("Agency Qualified Borrowers"). The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers

("Originators") throughout the country. The Company funds substantially all of the loans which originates or purchases through deposits, internally generated funds, FHLB advances and a warehouse line of credit. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.


RESULTS OF OPERATIONS
---------------------

     Net income was $1.5 million for the three months ended June 30, 1997 compared to $61,000 for the three months ended June 30, 1996, an increase of $1,462,000. For the six months ended June 30, 1997 the Company recorded net income of $3.8 million compared to $166,000 for the six months ended June 30, 1996. For the three months ended June 30, 1997 and June 30, 1996, the net earnings per share were $0.47 and $0.03, respectively. The net earnings per share for the six months ended June 30, 1997 were $1.17 compared to $0.09 for the six months ended June 30, 1996. The increase in net income was due to the expansion of the mortgage financing operations and the increase in gains with respect to such operations, combined with increases in net interest income.

Interest Income
---------------

     Interest income was $4.2 million for the three months ended June 30, 1997 compared to $1.7 million for the three months ended June 30, 1996 due primarily to an increase in the average balance of interest earning assets combined with an increase in the yield on those assets. Average interest earnings assets increased to $166.0 million for the three months ended June 30, 1997 compared to $79.2 million for the three months ended June 30, 1996. The yield on interest earning assets increased to 10.00% for the three months ended June 30, 1997 compared to 8.54% for the three months ended June 30, 1996. The largest single component of interest earning assets was loans receivable, net, which were $126.9 million with a yield of 10.55% for the three months ended June 30, 1997 compared to $72.7 million with a yield of 8.89% for the three months ended June 30, 1996. The increase in average loans receivable, net was due to an increase in loans held for sale. Loans held for sale were $99.4 million as of June 30, 1997 compared to $31.0 million as of June 30, 1996.

     Interest income for the six months ended June 30, 1997 was $6.5 million, compared to $3.4 million for the six months ended June 30, 1996, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $143.9 million for the six months ended June 30, 1997 compared to $79.1 million for the six months ended June 30, 1996. The yield on interest earning assets increased to 8.97% for the six months ended June 30, 1997 compared to 8.48% for the six months ended June 30, 1996. The largest single component of interest earning assets was loans receivable, net, which were $113.0 million with a yield of 9.24% for the six months ended June 30, 1997, compared to $72.8 million with a yield of 8.83% for the six months ended June 30, 1996.

Interest Expense
----------------

     Interest expense increased to $2.5 million for the three months ended June 30, 1997 compared to $926,000 for the three months ended June 30, 1996 due to an increase in the average interest bearing liabilities combined with an increase in the yield on those liabilities. At the end of the quarter ended March 31, 1997, the Company issued $10 million in subordinated debentures which bear interest at a rate of 13.5% per annum, payable semi-annually. This issuance of debentures, combined with an increased reliance on certificate accounts, resulted in an increase in the average cost of interest bearing liabilities to 6.03% for the quarter ended June 30, 1997 compared to 4.80% for the quarter ended June 30, 1996. Average interest bearing liabilities were $163.1 million for the quarter ended June 30, 1997 compared to $77.1 million for the quarter ended June 30, 1996. The largest component of average interest bearing liabilities was certificate accounts, which averaged $118.6 million with a cost of 5.90% for the three months ended June 30, 1997, compared to $55.7 million with a cost of 5.45% for the three months ended June 30, 1996.

     The second largest component of average interest bearing liabilities is borrowings, which increased to an average balance of $26.6 million with a yield of 8.95% for the three months ended June 30, 1997 compared to $6.0 million with a yield of 5.85% for the three months ended June 30, 1997. In addition to the subordinated debentures, the Company began utilizing its warehouse line of credit during the quarter ended June 30, 1997. The Company did not have any subordinated debentures or warehouse lines outstanding during the quarter ended June 30, 1996.

     For the six months ended June 30, 1997, interest expense was $4.0 million compared to $1.9 million for the six months ended June 30, 1996 due to an increase in the average interest bearing liabilities combined with an increase in the yield on those liabilities. At the end of the quarter ended March 31, 1997, the Company issued subordinated debentures with an interest rate of 13.5%. This issuance of debentures, combined with an increased use of borrowed funds as well as a heavier reliance on certificate accounts, resulted in an increase in the average cost of interest bearing liabilities to 5.70% for the six months ended June 30, 1997 compared to 4.85% for the six months ended June 30, 1996. Average interest bearing liabilities were $141.0 million for the six months ended June 30, 1997 compared to $76.4 million for the six months ended June 30, 1996.

     The largest component of average interest bearing liabilities was certificate accounts, which averaged $102.6 million with a yield of 5.78% for the six months ended June 30, 1997 compared to $54.5 million with a yield of 5.53% for the six months ended June 30, 1996. The second largest component of average interest bearing liabilities is borrowings, which increased to an average balance of $21.0 million with a yield of 7.99% for the six months ended June 30, 1997 compared to $6.5 million with a yield of 5.92% for the six months ended June 30, 1997.

Net Interest Income Before Provision for Estimated Loan Losses
--------------------------------------------------------------

     Net interest income before provision for estimated loan losses for the three months ended June 30, 1997 was $1.7 million compared to $765,000 for the three months ended June 30, 1996. This increase is the net effect of an increase in average interest earning assets and average interest bearing liabilities as well as an increase in the net interest margin, partially offset by a decrease in the ratio of interest earning assets to interest bearing liabilities.
Average interest earning assets increased to $166.0 million with a yield of 10.00% for the three months ended June 30, 1997 compared to $79.2 million with a yield of 8.54% for the three months ended June 30, 1996. Average interest bearing liabilities increased to $163.1 million with a cost of 6.03% for the three months ended June 30, 1997 compared to $77.1 million with a cost of 5.85% for the three months ended June 30, 1996. The net interest margin increased to 4.08% for the three months ended June 30, 1997 compared to 3.86% for the three months ended June 30, 1996. The ratio of interest earning assets to interest bearing liabilities was 101.78% for the quarter ended June 30, 1997 compared to 102.63% for the quarter ended June 30, 1996.

     Net interest income before provision for estimated loan losses for the six months ended June 30, 1997 was $2.4 million compared to $1.5 million for the six months ended June 30, 1996. This increase is the net effect of an increase in average interest earning assets and average interest bearing liabilities, partially offset by a decrease in the net interest margin and the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $143.9 million for the six months ended June 30, 1997 compared to $79.1 million for the six months ended June 30, 1996. Average interest bearing liabilities increased to $141.0 million with a cost of 5.70% for the six months ended June 30, 1997 compared to $76.4 million with a cost of 4.85% for the six months ended June 30, 1996. The net interest margin was 3.38% for the six months ended June 30, 1997 compared to 3.79% for the six months ended June 30, 1996. The ratio of interest earning assets to interest bearing liabilities was 102.0% for the six months ended June 30, 1997 compared to 103.4% for the six months ended June 30, 1996.

The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and six month periods ended June 30, 1997 and June 30, 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.


                                    Three months ended       Three months ended       Six months ended       Six months ended
                                       June 30, 1997           June 30, 1996           June 30, 1997           June 30, 1996
                                  -------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
                                                   Average                  Average                  Average                 Average
                                  Average           Yield/ Average          Yield/ Average           Yield/ Average          Yield/
                                  Balance  Interest  Cst   Balance Interest Cst    Balance  Interest Cst    Balance Interest Cst
                                  -------- --------  ---   ------- -------- ---    -------  -------- ---    ------- -------  ---
Assets:
Interest-earning assets:
 Interest-earning deposits and
  short-term investments          $ 17,501  $  290   6.63% $ 3,792 $   42   4.43%  $ 13,231 $  429   6.48%  $ 3,555 $   76   4.28%
Investment Securities                9,026     126   5.58    2,717     34   5.01      8,828    245   5.55     2,703     64   4.74
Loans receivable, net(1)           126,934   3,348  10.55   72,659  1,615   8.89    112,989  5,220   9.24    72,787  3,213   8.83
Mortgage-backed securities, net          9       0   0.00       11      0   0.00         10      0   0.00        11      0   0.00
Residual assets                     12,547     388  12.37        0      0   0.00      8,859    562  12.69         0      0   0.00
                                  --------  ------         ------- ------          -------- ------          ------- ------
Total interest-earning assets      166,017   4,152  10.00   79,179  1,691   8.54    143,917  6,456   8.97    79,056  3,353   8.48
                                            ------                 ------                   ------                  ------
Non-interest-earning assets(2)      10,556                   5,564                   14,315                   4,873
                                  --------                 -------                 --------                 -------
     Total assets(2)              $176,573                 $84,743                 $158,232                 $83,929
                                  ========                 =======                 ========                 =======
Liabilities and Equity:
Interest-bearing liabilities:
  Passbook accounts               $  4,089      22   2.15  $ 4,477     24   2.14   $  4,025     42   2.09   $ 4,559     48   2.11
  Money market accounts              2,950      22   2.98    3,998     30   3.00      2,987     44   2.95     3,935     59   3.00
  Checking accounts                 10,842      70   2.58    6,960     25   1.44     10,426    131   2.51     6,969     49   1.41
  Certificate accounts             118,584   1,750   5.90   55,690    759   5.45    102,575  2,964   5.78    54,510  1,508   5.53
                                  --------  ------         ------- ------          -------- ------          ------- ------
    Total Deposit accounts         136,465   1,864   5.46   71,125    838   4.71    120,013  3,181   5.30    69,973  1,664   4.76
  Borrowings                        26,646     596   8.95    6,022     88   5.85     21,029    840   7.99     6,455    191   5.92
                                  --------  ------         ------- ------          -------- ------          ------- ------
    Total interest-bearing
     liabilities                   163,111   2,460   6.03   77,147    926   4.80    141,042  4,021   5.70    76,428  1,855   4.85
                                            ------                 ------                   ------                  ------
Non-interest-bearing
 liabilities(2)                      1,006                   2,532                    6,006                   3,101
                                  --------                 -------                 --------                 -------
     Total liabilities(2)          164,117                  79,679                  147,048                  79,529

Equity(2)                           12,456                   5,064                   11,184                   4,400
                                  --------                 -------                 --------                 -------
  Total liabilities and equity(2) $176,573                 $84,743                 $158,232                 $83,929
                                  ========                 =======                 ========                 =======

Net interest income before provi-
  sion for estimated loan losses            $1,692                 $  765                   $2,435                  $1,498
                                            ======                 ======                   ======                  ======
Net interest rate spread(3)                          3.97                   3.74                     3.27                    3.63
Net interest margin(4)                               4.08                   3.86                     3.38                    3.79
Ratio of interest-earning assets
 to interest bearing liabilities                    101.78                  102.63                   102.04                  103.44


(1) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale.
(2)  Average balances are measured on a month-end basis.
(3) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Estimated Loan Losses
-----------------------------------

     There were no provisions for estimated loan losses for the three months ended June 30, 1997 compared to $40,000 for the three months ended June 30, 1996 due to a decline in the ratio of non-performing assets as a percentage of total assets to 2.17% as of June 30, 1997 compared to 3.59% as of June 30, 1996 combined with a decrease in the loss percentage. The level of allowances for estimated loan losses as a percent of non-performing loans was 63.3% as of June 30, 1997 compared to 66.1% as of June 30, 1996. Allowances for estimated loan losses as a percent of loans held for investment were 4.56% as of June 30, 1997 compared to 2.49% as of June 30, 1996.

     Provisions for loan losses were $500,000 for the six months ended June 30, 1997 compared to $108,000 for the six months ended June 30, 1996. The increase in provisions was based on an estimate of charge offs for the six months ended June 30, 1997 combined with a re-evaluation of the composition of the Company's loan portfolio. Charge-offs for the six months ended June 30, 1997 were $529,000, with recoveries for the same period of $9,000, leaving the Company with net charge offs of $520,000 for the period. Charge-offs for the six months ended June 30, 1996 were $325,000. (See "Financial Condition")

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended June 30, 1997 totaled $3.2 million, compared to $1.3 million for the quarter ended June 30, 1996. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold and securitized totaling $93.2 million (including $73.3 million in whole loan sales) during the quarter ended June 30, 1997, compared to loans sold totaling $56.9 million for the quarter ended June 30, 1996. There were no loans securitized during the quarter ended June 30, 1996. Net gains from mortgage financing operations as a percent of loans sold or securitized was 3.43% for the quarter ended June 30, 1997, as compared to 2.24% for the quarter ended June 30, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. Gains on loans securitized totaled $1.7 million during the quarter ended June 30, 1997, or 8.32% of such loans sold. Gains on loans sold totaled $1.7 million, or 2.33% of such loans sold, and was partially offset by a loss of $175,000 from a hedge position entered into by the Company for the purpose of reducing interest rate risk on fixed-rate loans and commitments to originate fixed-rate loans prior to sale. The effect of the hedge reduced the gain as a percentage of loans sold to 2.10%. Loans originated and purchased totaled $150.9 million for the quarter ended June 30, 1997, compared to $52.9 million for the quarter ended June 30, 1996.

     For the six months ended June 30, 1997, net gains from mortgage financing operations totaled $9.1 million compared to $2.2 million for the six months ended June 30, 1996. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $176.4 million (including $73.3 million in whole loans sales) during the six months ended June 30, 1997, compared to loans sold totaling $94.7 million for the six months ended June 30, 1996. There were no loans securitized during the six months ended June 30, 1996. Net gains from mortgage financing operations as a percent of loans sold and securitized was 5.14% for the six months ended June 30, 1997 compared to 2.28% for the six months ended June 30, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loans sales. Loans originated and purchased totaled $243.1 million for the six months ended June 30, 1997 compared to $103.9 million for the six months ended June 30, 1996.

Non-Interest Expense
--------------------

     Non-interest expense was $2.5 million for the three months ended June 30, 1997 compared to $2.1 million for the three months ended June 30, 1996. For the six months ended June 30, 1997, non-interest expense was $5.0 million compared to $3.6 million for the six months ended June 30, 1996. The increase was due primarily to the expansion of the mortgage financing operations. New loans originated and purchased increased to $150.9 million for the quarter ended June 30, 1997, compared to $52.9 million for the quarter ended June 30, 1996, and were $243.1 million for the six months ended June 30, 1997 compared to $127.1 million for the six months ended June 30, 1996, which resulted in increased compensation and benefits and other operating expenses.

     Compensation and benefits increased to $1.5 million for the quarter ended June 30, 1997 from $1.3 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997, compensation and benefits were $3.1 million compared to $2.2 million for the six months ended June 30, 1996. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 164 employees for the quarter ended June 30, 1997 compared to 88 for the quarter ended June 30, 1996. Average employees for the six months ended June 30, 1997 were 154 compared to 84 for the six months ended June 30, 1997.

     Premises and occupancy expenses increased to $250,000 for the quarter ended June 30, 1997 compared to $188,000 for the quarter ended June 30, 1996, and were $473,000 for the six months ended June 30, 1997 compared to $354,000 for the six months ended June 30, 1996 due to the expansion of the mortgage financing operation and the addition of the regional operating center in the Denver, Colorado metropolitan operating area, as well as leased temporary space on a month to month basis in Corona, California. The Corona facility lease will be terminated upon the completion of the new executive offices. As a result of leasing office space for the Company's and the Company's executive offices and the western regional office of Life Financial Services, combined with the relocation of the Florida regional office, premises and occupancy expenses are expected to increase to approximately $450,000 per quarter.

     As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $160,000 for the three months ended June 30, 1997 compared to $96,000 for the three months ended June 30, 1996, and was $295,000 for the six months ended June 30, 1997 compared to $183,000 for the six months ended June 30, 1996. Telephone, professional services and other expense increased to $132,000, $74,000 and $307,000, respectively, for the quarter ended June 30, 1997 compared to $53,000, $46,000 and $223,000 for the quarter ended June 30, 1996 and were $217,000, $132,000 and $567,000 for the six months ended June 30, 1997 compared to $93,000, $73,000 and $436,000 for the six months ended June 30, 1996.

Income Taxes
------------

     The provision for income taxes increased to $1.1 million for the quarter ended June 30, 1997 compared to $46,000 due to an increase in income before income tax provision. Income before income tax provision increased to $2.6 million for the quarter ended June 30, 1997 from $107,000 for the quarter ended June 30, 1996. The effective tax rate decreased to 41.7% for the quarter ended June 30, 1997 from 43.0% for the quarter ended June 30, 1996.

     The provision for income taxes increased to $2.7 million for the six months ended June 30, 1997 compared to $125,000 for the six months ended June 30, 1996. Income before income tax provision increased to $6.4 million for the six months ended June 30, 1997 compared to $291,000 for the six months ended June 30, 1996. The effective tax rate decreased to 41.6% for the six months ended June 30, 1997 compared to 43.0% for the six months ended June 30, 1997.

COMPARISON OF FINANCIAL CONDITION AS OF  JUNE 30, 1997 AND DECEMBER 31, 1996
----------------------------------------------------------------------------

     Total assets increased to $195.3 million as of June 30, 1997 compared to $104.0 million as of December 31, 1996 due to the receipt of the net proceeds from the initial public offering of common stock of the Company completed on June 30, 1997, combined with the expansion of the mortgage financing operations. Loans held for sale totaled $99.4 million as of June 30, 1997 compared to $31.0 million as of December 31, 1996. This increase was partially offset by a decrease in loans held for investment to $33.6 million as of June 30, 1997 compared to $36.9 million as of December 31, 1996. During the six months ended June 30, 1997, the Company originated or purchased $243.1 million of loans. During the same six month period, the Company sold or securized $176.4 million of loans(including $73.3 million in whole loan sales). The increase in loans held for sale also resulted in an increase in accrued interest receivable to $1.1 million as of June 30, 1997 compared to $537,000 as of December 31, 1996.

     As a result of the Company's loan securitization activities, residual assets and restricted cash increased to $13.7 million and $9.5 million, respectively, as of June 30, 1997 compared to $5.7 million and $1.6 million as of December 31, 1996. Mortgage servicing rights also increased as a result of the securitization of loans with servicing retained to $4.2 million as of June 30, 1997 compared to $2.6 million as of December 31, 1997.

     Cash and cash equivalents increased as a result of the completion of the initial public offering of the Company's common stock to $19.2 million as of June 30, 1997 compared to $13.3 million as of December 31, 1996. During the six months ended June 30, 1997, the Company began leasehold improvements on the new corporate headquarters as well as adding the Denver, Colorado regional loan center, increasing premises and equipment to $2.7 million as of June 30, 1997 compared to $1.6 million as of December 31, 1996. Real estate owned increased to $1.1 million as of June 30, 1997 compared to $537,000 as of December 31, 1996 as part of the Company's continuing effort to resolve problem assets.

     During the six months ended June 30, 1997, the Company issued $10.0 million in Subordinated Debentures in order to increase its risk based capital. The additional funds, net of debt issuance costs, were used to fund loans during the six months ended June 30, 1997. In addition, the Company increased its liabilities by increasing deposit accounts to $136.5 million as of June 30, 1997 compared to $85.7 million as of December 31, 1996. The major component of deposit accounts is certificates of deposit, which increased to $119.6 million as of June 30, 1997 compared to $69.4 million as of December 31, 1996. The additional funds were used to fund loans during the six months ended June 30, 1997.

     Accounts payable and other liabilities increased to $7.0 million as of June 30, 1997 compared to $5.7 million as of December 31, 1996 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $41.7 million as of June 30, 1997 from $9.3 million as of December 31, 1996 due to the issuance of 2,900,000 shares of Company common stock to the public in the Company's initial public offering, completed on June 30, 1997. The initial offering price to the public was $11.00 per share, which resulted in $28.7 million in net proceeds after expenses. Subsequent to June 30, 1997, the Company issued an additional 435,000 shares to the public at $11.00 per share pursuant to the exercise of the underwriter's overallotment option.

     The Company's non-performing assets increased to $3.6 million as of June 30, 1997 compared to $3.0 million as of December 31, 1996. Non-performing loans as a percent of gross loans receivable declined to 1.97% as of June 30, 1997 from 3.50% as of December 31, 1997. Non-performing assets as a percent of total assets decreased to 1.86% as of June 30, 1997 from 2.86% as of December 31, 1996. The following table sets forth the non-performing assets at June 30, 1997 and December 31, 1996:

                                                                           As of           As of
                                                                          June 30,      December 31,
                                                                           1997            1996
                                                                          ------          ------
                                                                          (dollars in thousands)
Non-accrual loans                                                         $2,536          $2,416
Foreclosed real estate                                                     1,088             561
                                                                          ------          ------
        Total non-performing assets                                       $3,624          $2,977
                                                                          ======          ======

Allowance for estimated loan losses as a percent of gross loans
 receivable                                                                 1.25%           2.36%

Allowance for estimated loan losses as a percent of total non-
 performing loans                                                          63.29           67.26

Non-performing loans as a percent of gross loans receivable                 1.97            3.50

Non-performing assets as a percent of total assets                          1.86            2.86


     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for estimated loan losses as of June 30, 1997 of $1.6 million. The allowance for estimated losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans.


The following table sets forth the activity in the Company's allowance for estimated loan losses for the six months ended June 30, 1997:



                                              (dollars in thousands)   % of Loans held
                                                                        for investment
                                                                       ----------------
Balance as of December 31, 1996               $1,625                   4.22%
Add:
     Provision for estimated loan losses         500
     Recoveries of previous charge-offs            9
Less:
     Charge-offs                                 529
                                              ------
Balance as of June 30, 1997                   $1,605                   4.56
                                              ======

MANAGEMENT OF INTEREST RATE RISK
--------------------------------

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Through such management, management of the Company seeks to reduce the vulnerability of the
Company's operations to changes in interest rates.    Management of the Company
monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company recently implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. No hedging positions were outstanding as of June 30, 1997.


LIQUIDITY
---------

     The Company's primary sources of funds are deposits, a warehouse line of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Company's average liquidity ratios were 12.35% and 6.23% for the three months ended June 30, 1997 and June 30, 1996, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

     As of June 30, 1997, the Bank had outstanding commitments to originate or purchase mortgage loans of $36.4 million compared to $9.2 million as of December 31, 1996 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of June 30, 1997 compared to the period ended December 31, 1996 as discussed in the notes to the audited financial statements of Life Savings Company, Federal Savings Bank for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1, filed on May 29, 1997, as amended and declared effective on June 24, 1997 (SEC File No. 333-28035).

REGULATORY CAPITAL
------------------

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of June 30, 1997, the Bank was considered "well-capitalized".

     The Bank was in compliance with the capital requirements in effect as of June 30, 1997. The following table reflects the required ratios and the actual capital ratios of the Bank as of June 30, 1997:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent
                --------   -----------   ---------    -------    --------
                               (dollars in thousands)
Tangible        $13,038       $ 2,619     $10,419      7.47%       1.50%

Core            $13,038       $ 5,238     $ 7,800      7.47%       3.00%

Risk-based      $24,361       $10,472     $13,889     18.61%       8.00%

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.   Changes in Securities
          ---------------------

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) The following exhibits are filed as part of this report:

            3.1 Certificate of Incorporation of Life Financial Corp. *
            3.2 Bylaws of Life Financial Corp. *
           27.0 Financial data schedule (filed herewith).
     (b)   Reports on Form 8-K
           None.


   . Incorporated herein by reference to Exhibits of the same number from the Company's Registration Statement on Form S-4 (filed initially on Form S-1), filed on January 27, 1997, as amended on March 27, 1997, and as further amended on May 29, 1997 and June 11, 1997 ( Registration No. 333-20497).


   .                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LIFE FINANCIAL CORP.

August 13, 1997                     By: /s/ DANIEL L. PERL
---------------                         --------------------------
Date                                    Daniel L. Perl
                                        President and Chief
                                        Executive Officer
                                        (principal executive officer)

August 13, 1997                         /s/ L. BRUCE MILLS, JR.
---------------                         -------------------------------
Date                                    L. Bruce Mills, Jr.
                                        Executive Vice President
                                        Chief Financial Officer and
                                        Treasurer
                                        (principal financial and accounting
                                        officer)