Form 10-Q
period 1997-09-30
LIFE FINANCIAL CORP
filed 1997-11-14
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                        Commission File Number 0-22193

                             LIFE FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                     33-0743196
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

10540 MAGNOLIA AVE., SUITE B, RIVERSIDE, CALIFORNIA    92505
--------------------------------------------------------------------------------

                                (909) 637-4000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. [_] Yes [X] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,546,716 shares of common stock, par value $0.01 per share, were outstanding as of August 7, 1997.

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                                   FORM 10-Q
                                     INDEX

PART I                             FINANCIAL INFORMATION                         PAGE

Item 1       Consolidated Statements of Financial Condition:
             September 30, 1997 (unaudited) and December 31, 1996.............      1

             Consolidated Statements of Operations:
             For the Nine months ended September 30, 1997 and 1996 and for the
              Three months ended September 30, 1997 and 1996 (unaudited)......      2

             Consolidated Statements of Cash Flows:
             For the Nine months ended September 30, 1997 and 1996 (unaudited)      3

             Notes to Consolidated Financial Statements (unaudited)...........      4

Item 2       Management's Discussion and Analysis of
              Results of Operations and Financial Condition...................      7

PART II      OTHER INFORMATION

Item 1       Legal Proceedings................................................     18

Item 2       Changes in Securities............................................     18

Item 3       Defaults Upon Senior Securities..................................     18

Item 4       Submission of Matters to a Vote of Security Holders..............     18

Item 5       Other Information................................................     18

Item 6       Exhibits and Reports on Form 8-K.................................     19


                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)
                                  (UNAUDITED)

                                                 September 30,   December 31,
                                                      1997           1996
                                                    --------      --------
ASSETS:
Cash and cash equivalents.......................... $ 12,872      $ 13,265
Restricted cash....................................   10,856         1,636
Securities held to maturity, estimated fair value
     of $7,019 and $7,981 at September 30, 1997
     and December 31, 1996.........................    7,015         8,023
Residual assets, at fair value.....................   24,533         5,700
Loans held for sale................................  191,555        31,018
Loans held for investment - net of allowance for
     estimated loan losses of $1,859 and $1,625
     at September 30, 1997 and December 31, 1996...   32,133        36,895
Mortgage servicing rights..........................    5,713         2,645
Accrued interest receivable........................    1,714           537
Foreclosed real estate - net.......................      975           561
Premises and equipment - net.......................    3,770         1,579
Federal Home Loan Bank stock.......................    1,050           814
Deferred income taxes..............................      368           397
Other assets.......................................    1,548           940
                                                    --------      --------
     TOTAL ASSETS.................................. $294,102      $104,010
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts................................... $159,840       $85,711
Other borrowings...................................   61,523         3,278
Subordinated debentures............................   10,000
Accounts payable and other liabilities.............   13,262         5,748
                                                    --------      --------
     Total liabilities.............................  244,625        94,737


STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 25,000,000 shares
authorized; 6,546,716 (1997) and 3,211,716 (1996)
shares issued and outstanding......................       65            32
Additional paid-in capital.........................   41,834         9,358
Retained earnings (deficit), partially restricted..    7,578          (117)
                                                    --------      --------
     Total stockholders' equity....................   49,477         9,273
                                                    --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $294,102       104,010
                                                    ========      ========


See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, except per share amounts)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                        --------------------------      --------------------------
                                            1997            1996           1997              1996
                                            ----            ----           ----              ----
INTEREST INCOME:
Loans                                   $    4,781      $    1,462      $   10,001       $    4,674
Securities held to maturity                    115               6             334               55
Other interest-earning assets                  801             101           1,817              193
                                        ----------      ----------      ----------       ----------
     Total interest income                   5,697           1,569          12,152            4,922
                                        ----------      ----------      ----------       ----------
INTEREST EXPENSE:
Deposit accounts                             2,259             843           5,440            2,507
Federal Home Loan Bank
 advances and other borrowings                 468               1             888              192
Subordinated Debentures                        353                             773
                                        ----------      ----------      ----------       ----------
     Total interest expense                  3,080             844           7,101            2,699
                                        ----------      ----------      ----------       ----------

NET INTEREST INCOME BEFORE
 PROVISION FOR ESTIMATED LOAN
 LOSSES                                      2,617             725           5,051            2,223

PROVISION FOR ESTIMATED LOAN LOSSES            400             251             900              369

NET INTEREST INCOME AFTER
  PROVISION FOR ESTIMATED
  LOAN LOSSES                                2,217             474           4,151            1,864

NONINTEREST INCOME:
Loan servicing and other fees                  218             113             413              321
Service charges on deposit accounts             34              28              94               93
Net gains from mortgage
 financing operations                        8,344           1,599          17,413            3,759
Other income                                   106              51             265               91
                                        ----------      ----------      ----------       ----------
   Total noninterest income                  8,702           1,791          18,185            4,264

NONINTEREST EXPENSE
Compensation and benefits                    2,477           1,056           5,534            3,206
Premises and occupancy                         332             183             805              538
Data processing                                229              98             524              281
Net loss on foreclosed real estate              25              71              94              171
FDIC insurance premiums                         31             495              69              584
Marketing                                       72              27             195              119
Telephone                                      222              66             439              159
Professional services                          111              64             243              137
Other expense                                  680             186           1,247              623
                                        ----------      ----------      ----------       ----------
     Total noninterest expense               4,179           2,246           9,150            5,818
                                        ----------      ----------      ----------       ----------

INCOME BEFORE INCOME TAX PROVISION           6,740              19          13,186              310
INCOME TAX PROVISION                         2,809              17           5,491              142
                                        ----------      ----------      ----------       ----------

NET INCOME                              $    3,931      $        2      $    7,695       $      168
                                        ==========      ==========      ==========       ==========
Earnings per share                      $     0.60      $     0.00      $     1.78       $     0.08
                                        ==========      ==========      ==========       ==========
Weighted average shares outstanding      6,537,361       2,538,966       4,331,005        2,090,466
                                        ==========      ==========      ==========       ==========

See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                            Nine months ended
                                                                              September 30,
                                                                              -------------
                                                                             1997        1996
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   7,695   $     168
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                             358         257
     Provision for estimated loan losses                                       900         359
     Accretion of deferred fees                                               (435)         (8)
     Provision for estimated losses of foreclosed real estate                   68         167
     Gain on sale of foreclosed real estate, net                               (46)        (21)
     Gain on sale and securitization of loans held for sale                (16,374)     (1,527)
     Unrealized gain on residual asset                                      (1,039)
     Net accretion of residual asset                                        (1,965)
     Valuation allowance on mortgage servicing rights                          248
     Amortization of mortgage servicing rights                                 698         177
     Purchase and origination of loans held for sale, net of loan fees    (435,041)   (147,967)
     Proceeds from sales and securitization of loans held for sale         287,910     143,420
     Increase in restricted cash                                            (8,360)
     (Increase) decrease in accrued interest receivable                     (1,177)         26
     Deferred income taxes                                                      29        (132)
     Decrease in income taxes receivable                                                  (117)
     Increase in accounts payable and other liabilities                      7,514         803
     Federal Home Loan Bank stock dividend                                     (41)        (34)
     (Increase) in other assets                                               (252)     (1,126)
                                                                        ----------  ----------
          Net cash used in operating activities                           (159,310)     (5,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                                      (17,558)      5,846
Proceeds from sale of foreclosed real estate                                   619         330
Purchase of securities held to maturity                                     (1,000)
Proceeds from maturities of securities held to maturity                      2,000       1,975
Additions to premises and equipment, net                                    (2,541)       (279)
Purchase of Federal Home Loan Bank stock                                      (195)       (147)
Cash received on residual assets                                             3,065
                                                                        ----------  ----------
          Net cash (used in) provided by investing activities              (15,610)      7,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                            74,129       5,792
Proceeds from other borrowings                                             (58,245)
Net proceeds from issuance of common stock                                  32,509       3,500
Net proceeds from issuance of subordinated debentures                        9,644
                                                                        ----------  ----------
          Net cash provided by financing activities                        174,527       9,292
                                                                        ----------  ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (393)     11,462
CASH AND CASH EQUIVALENTS, beginning of period                              13,265       3,932
                                                                        ----------  ----------
CASH AND CASH EQUIVALENTS, end of period                                 $  12,872   $  15,394
                                                                        ==========  ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                            $   5,446   $   2,513
                                                                        ==========  ==========
Income taxes paid                                                        $   3,524   $     289
                                                                        ==========  ==========

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                           $   1,221   $   1,668
                                                                        ==========  ==========
Loans to facilitate sales of foreclosed real estate                      $     166   $   1,720
                                                                        ==========  ==========

NONCASH FINANCING ACTIVITIES DURING THE PERIOD
Stock dividends paid                                                     $           $   2,488
                                                                        ==========  ==========

See notes to unaudited consolidated financial statements

                      LIFE FINANCIAL CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997
                                  (UNAUDITED)

1.   Basis of Presentation:
     ----------------------

     Life Financial Corp. (the "Company") is a savings and loan holding company incorporated in the State of Delaware that was initially organized for the purpose of acquiring all of the capital stock of Life Savings Bank, Federal Savings Bank, (the "Bank") through the holding company reorganization (the "Reorganization") of the Bank, which was consummated on June 27, 1997. Pursuant to the Reorganization, the Company issued 3,211,716 shares of common stock in exchange for the 1,070,572 shares of the Bank's outstanding common stock. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests. On June 30, 1997 the Company completed its sale of 2,900,000 additional shares of its common stock through an initial public offering (the "IPO"). On July 2, 1997, the Company issued 435,000 shares of common stock to the public through the exercise of the underwriter's overallotment option, bringing the total shares outstanding to 6,546,716.

     Since the Reorganization and the IPO, the Company has purchased residual assets and restricted cash from the Bank.

     The Bank is a federally chartered stock savings bank whose primary business is the origination and sale of high loan-to-value second trust deeds, sub-prime one-to four-family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial real estate loans. The Bank's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Bank have been deposits, Federal Home Loan Bank advances, $250 million in lines of credit from two major investment banks, as well as from loan sales and securitizations. As of September 30, 1997, the Bank had one depository branch office in San Bernardino, California, and three

September 30, 1997, the Bank had one depository branch office in San Bernardino, California, and three regional loan centers located in Riverside, California, Jacksonville, Florida and the Denver, Colorado metropolitan area.

     The consolidated financial statements include the accounts of Life Financial Corp. and its wholly-owned subsidiary, Life Savings Bank, Federal Savings Bank. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     These consolidated financial statements and the information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and notes thereto of Life Savings Bank, Federal Savings Bank for the year ended December 31, 1996 included in the Company's
Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 29, 1997, amended and declared effective on June 24, 1997 (SEC File No. 333-28035)(the "Registration Statement").

2.   Earnings Per Share
     ------------------

     Earnings per share for the three months ended and nine months ended September 30, 1997 and September 30, 1996 are based upon the weighted average shares outstanding during the period, adjusted for a 100% stock dividend which occurred during 1996 and then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization.

3.   Accounting Principles
     ---------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires the presentation of diluted earnings per share for entities with complex capital structures. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock, such as options, were exercised or converted into common stock. The Company does not believe that SFAS No. 128 will have a material impact on its financial statements.

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

4.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Savings Bank 1996 Stock Option Plan (the Bank Option Plan) which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The Bank Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The Bank Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the Bank Option Plan will be made at an exercise price equal to the fair market value on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Bank. The options granted by the Bank will vest at a rate of 33.3% per year, beginning on November 21, 1999. No options were exercisable at December 31, 1996. At June 30, 1997, 18,360 options held by two retired directors were exercisable.

     The Board of Directors of the Company has adopted the Life Financial Corp. 1997 Stock Option Plan (the "Company Option Plan"), which became effective upon the completion of the Public Offering (the Bank Option Plan and the Company Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options to be exchanged for Bank options pursuant to the Bank Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the Bank Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. The Company assumed all of the Bank's obligations with respect to the Bank Option Plan. After the Reorganization, the Option Plans became available to directors, officers and employees of the Company and to directors, officers and employees of its direct or indirect subsidiaries, including the Bank, as selected pursuant to the Option Plans and all references to the Bank's Common Stock under the Bank Option Plan are now deemed references to the Company's Common Stock. On June 30, 1997, 190,000 shares of the Company Option Plan were granted at an exercise price of $11.00 per share. The options granted by the Bank will vest at a rate of 33.3% per year, beginning on June 30, 2000. No options were exercisable at September 30, 1997.

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

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Registration Statement on Form S-1, which focuses upon relevant matters occurring during the year ended December 31, 1996. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended September 30, 1997.

GENERAL
-------

     The Company is involved in the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences. The Company has focused on Liberator Series loans which are for the purchase or refinance of residential real property by borrowers who may have had prior credit problems or who do not have an adequate credit history, and are considered "sub-prime borrowers," or loans which have other non-conforming features. In addition, the Company has originated a substantial number of Portfolio Series loans which are debt consolidation loans for borrowers whose credit history qualify for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") loans ("Agency Qualified Borrowers"). The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers

("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances, two warehouse lines of credit and cash proceeds received from securitizations. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase, sell and securitize loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase, sale and securitization of loans in recent periods, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.

RESULTS OF OPERATIONS
---------------------

     Net income was $3.9 million for the three months ended September 30, 1997 compared to $2,000 for the three months ended September 30, 1996, an increase of $3,929,000. For the nine months ended September 30, 1997 the Company recorded net income of $7.7 million compared to $168,000 for the nine months ended September 30, 1996. For the three months ended September 30, 1997 and September 30, 1996, the net earnings per share were $0.60 and $0.00, respectively. The net earnings per share for the nine months ended September 30, 1997 were $1.78 compared to $0.08 for the nine months ended September 30, 1996. The increase in net income was due to the expansion of the mortgage financing operations, the increase in gains with respect to such operations, increases in net interest income and the absence of a special SAIF assessment.

Interest Income
---------------

     Interest income was $5.7 million for the three months ended September 30, 1997 compared to $1.6 million for the three months ended September 30, 1996 due primarily to an increase in the average balance of interest earning assets combined with an increase in the yield on those assets. Average interest earning assets increased to $239.0 million for the three months ended September 30, 1997 compared to $73.2 million for the three months ended September 30, 1996. The yield on interest earning assets increased to 9.53% for the three months ended September 30, 1997 compared to 8.58% for the three months ended September 30, 1996. The largest single component of interest earning assets was average loans receivable, net, which were $195.9 million with a yield of 9.76% for the three months ended September 30, 1997 compared to $65.0 million with a yield of 8.99% for the three months ended September 30, 1996. The increase in average loans receivable, net was due to an increase in loans held for sale. Loans held for sale were $191.6 million as of September 30, 1997 compared to $31.0 million as of September 30, 1996.

     Interest income for the nine months ended September 30, 1997 was $12.2 million, compared to $4.9 million for the nine months ended September 30, 1996, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $176.1 million for the nine months ended September 30, 1997 compared to $78.0 million for the nine months ended September 30, 1996. The yield on interest earning assets increased to 9.20% for the nine months ended September 30, 1997 compared to 8.41% for the nine months ended September 30, 1996. The largest single component of interest earning assets was average loans receivable, net, which were $140.9 million with a yield of 9.46% for the nine months ended September 30, 1997, compared to $71.2 million with a yield of 8.75% for the nine months ended September 30, 1996.

Interest Expense
----------------

     Interest expense increased to $3.1 million for the three months ended September 30, 1997 compared to $844,000 for the three months ended September 30, 1996 due to an increase in the average interest bearing liabilities combined with an increase in the cost of those liabilities. At the end of the quarter ended March 31, 1997, the Company issued $10 million in subordinated debentures which bear interest at a rate of 13.5% per annum, payable semi-annually. This issuance of debentures, combined with an increased reliance on certificate accounts and other borrowings, resulted in an increase in the average cost of interest bearing liabilities to 6.15% for the quarter ended September 30, 1997 compared to 4.75% for the quarter ended September 30, 1996. Average interest bearing liabilities were $200.4 million for the quarter ended September 30, 1997 compared to $71.1 million for the quarter ended September 30, 1996. The largest component of average interest bearing liabilities was certificate accounts, which averaged $142.5 million with an average cost of 6.02% for the three months ended September 30, 1997, compared to $55.4 million with an average cost of 5.52% for the three months ended September 30, 1996.

     The second largest component of average interest bearing liabilities is borrowings, which increased to an average balance of $39.7 million with an average cost of 8.28% for the three months ended September 30, 1997 compared to $89,000 with an average cost of 4.49% for the three months ended September 30, 1997. In addition to the subordinated debentures, the Company began utilizing its warehouse lines of credit during the quarter ended September 30, 1997. The Company did not have any subordinated debentures or warehouse lines outstanding during the quarter ended September 30, 1996.

     For the nine months ended September 30, 1997, interest expense was $7.1 million compared to $2.7 million for the nine months ended September 30, 1996 due to an increase in the average interest bearing liabilities combined with an increase in the cost of those liabilities. At the end of the quarter ended March 31, 1997, the Company issued subordinated debentures with an interest rate of 13.5%. This issuance of debentures, combined with an increased use of borrowed funds as well as a heavier reliance on certificate accounts, resulted in an increase in the average cost of interest bearing liabilities to 5.88% for the nine months ended September 30, 1997 compared to 4.82% for the nine months ended September 30, 1996. Average interest bearing liabilities were $161.0 million for the nine months ended September 30, 1997 compared to $74.6 million for the nine months ended September 30, 1996.

     The largest component of average interest bearing liabilities was certificate accounts, which averaged $116.0 million with an average cost of 5.87% for the nine months ended September 30, 1997 compared to $54.8 million with an average cost of 5.53% for the nine months ended September 30, 1996. The second largest component of average interest bearing liabilities is borrowings, which increased to an average balance of $27.3 million with an average cost of 8.11% for the nine months ended September 30, 1997 compared to $4.3 million with an average cost of 5.93% for the nine months ended September 30, 1997.

Net Interest Income Before Provision for Estimated Loan Losses
--------------------------------------------------------------

     Net interest income before provision for estimated loan losses for the three months ended September 30, 1997 was $2.6 million compared to $725,000 for the three months ended September 30, 1996. This increase is the net effect of an increase in average interest earning assets and average interest bearing liabilities as well as an increase in the net interest margin, and an increase in the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $239.0 million with a yield of 9.53% for the three months ended September 30, 1997 compared to $73.2 million with a yield of 8.58% for the three months ended September 30, 1996. Average interest bearing liabilities increased to $200.4 million with an average cost of 6.15% for the three months ended September 30, 1997 compared to $71.1 million with an average cost of 4.75% for the three months ended September 30, 1996. The net interest margin increased to 4.38% for the three months ended September 30, 1997 compared to 3.96% for the three months ended September 30, 1996. The ratio of interest earning assets to interest bearing liabilities was 119.29% for the quarter ended September 30, 1997 compared to 102.96% for the quarter ended September 30, 1996.

     Net interest income before provision for estimated loan losses for the nine months ended September 30, 1997 was $5.1 million compared to $2.2 million for the nine months ended September 30, 1996. This increase is the net effect of an increase in average interest earning assets and average interest bearing liabilities, as well as an increase in the net interest margin and the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $176.1 million for the nine months ended September 30, 1997 compared to $78.0 million for the nine months ended September 30, 1996. Average interest bearing liabilities increased to $161.0 million with an average cost of 5.88% for the nine months ended September 30, 1997 compared to $74.6 million with an average cost of 4.82% for the nine months ended September 30, 1996. The net interest margin was 3.83% for the nine months ended September 30, 1997 compared to 3.80% for the nine months ended September 30, 1996. The ratio of interest earning assets to interest bearing liabilities was 109.33% for the nine months ended September 30, 1997 compared to 104.59% for the nine months ended September 30, 1996.

The following table sets forth average interest rates on the Company's interest-earning assets and interest-bearing liabilities for the three month and nine month periods ended September 30, 1997 and September 30, 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                              Three months ended              Three months ended
                                              September 30, 1997              September 30, 1996
                                        ------------------------------    ----------------------------
                                        Average               Average     Average             Average
                                        Balance   Interest   Yield/Cst    Balance  Interest  Yield/Cst
Assets:
Interest-earning assets:
 Interest-earning deposits and
  short-term investments                $ 19,469  $  290        5.96%     $ 6,820    $   86     5.04%
Investment Securities                      9,043     131        5.79        1,285        21     6.54
Loans receivable, net(1)                 195,860   4,781        9.76       65,038     1,462     8.99
Mortgage-backed securities, net                9                               11
Residual assets                           14,644     495       13.52
                                        --------  ------                  -------    ------
Total interest-earning assets            239,025   5,697        9.53       73,154     1,569     8.58
Non-interest-earning assets(2)            51,606                            8,086
                                        --------                          -------
     Total assets(2)                    $290,631                          $81,240
                                        ========                          =======
Liabilities and Equity:
Interest-bearing liabilities:
  Passbook accounts                     $  4,031      21        2.08      $ 4,322        23     2.13
  Money market accounts                    2,959      22        2.97        4,299        31     2.88
  Checking accounts                       11,212      70        2.50        6,934        25     1.44
  Certificate accounts                   142,517   2,146        6.02       55,408       764     5.52
                                        --------  ------                  -------    ------
    Total Deposit accounts               160,719   2,259        5.62       70,963       843     4.75
  Borrowings                              39,661     821        8.28           89         1     4.49
                                        --------  ------                  -------    ------
    Total interest-bearing
       liabilities                       200,380   3,080        6.15       71,052       844     4.75
                                                  ------                             ------
Non-interest-bearing
       liabilities(2)                     43,058                            3,344
                                        --------                          -------
     Total liabilities(2)                243,438                           74,396

Equity(2)                                 47,193                            6,844
                                        --------                          -------
  Total liabilities and
       equity(2)                        $290,631                          $81,240
                                        ========                          =======
Net interest income before provision
  for estimated loan losses                       $2,617                             $  725
                                                  ======                             ======
Net interest rate spread(3)                                     3.39                            3.83
Net interest margin(4)                                          4.38                            3.96
Ratio of interest-earning assets to
 interest bearing liabilities                                 119.29                          102.96


                                          Nine months ended                   Nine months ended
                                          September 30, 1997                  September 30, 1996
                                    ------------------------------        ----------------------------
                                    Average               Average         Average              Average
                                    Balance   Interest   Yield/Cst        Balance   Interest  Yield/Cst
Assets:
Interest-earning assets:
 Interest-earning deposits and
  short-term investments            $ 15,387  $   719        6.23%        $ 4,568    $   162   4.73%
Investment Securities                  8,901      376        5.63           2,227         85   5.09
Loans receivable, net(1)             140,916   10,001        9.46          71,240      4,674   8.75
Mortgage-backed securities, net            9                                   11          1  12.12
Residual assets                       10,854    1,056       12.97
                                    --------  -------                     -------
Total interest-earning assets        176,067   12,152        9.20          78,046      4,922   8.41
                                              -------                     -------     ------
Non-interest-earning assets(2)        26,298                                4,173
                                    --------                              -------
     Total assets(2)                $202,365                              $82,219
                                    ========                              =======
Liabilities and Equity:
Interest-bearing liabilities:
  Passbook accounts                 $  4,027       63        2.09         $ 4,479         78   2.32
  Money market accounts                2,978       67        3.00           4,343         90   2.76
  Checking accounts                   10,691      201        2.51           6,672         66   1.32
  Certificate accounts               116,035    5,109        5.87          54,811      2,273   5.53
                                    --------  -------                     -------     ------
    Total Deposit accounts           133,731    5,440        5.42          70,305      2,507   4.75

  Borrowings                          27,308    1,661        8.11           4,318        192   5.93
                                    --------  -------                     -------     ------
    Total interest-bearing
       liabilities                   161,039    7,101        5.88          74,623      2,699   4.82
                                              -------                                -------
Non-interest-bearing
       liabilities(2)                 18,139                                1,802
                                    --------                              -------
     Total liabilities(2)            179,178                               76,425

Equity(2)                             23,187                                5,794
                                    --------                              -------
  Total liabilities and
       equity(2)                    $202,365                              $82,219
                                    ========                              =======
Net interest income before provision
  for estimated loan losses                   $ 5,051                                $2,223
                                              =======                                ======
Net interest rate spread(3)                                  3.32                              3.59

Net interest margin(4)                                       3.83                              3.80
Ratio of interest-earning assets to
interest bearing liabilities                               109.33                            104.59

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

Provision for Estimated Loan Losses
-----------------------------------

     Provisions for estimated loan losses were $400,000 for the three months ended September 30, 1997 compared to $251,000 for the three months ended September 30, 1996. The increase in provisions is due to management's analysis of its loans held for investment and loans held for sale portfolios. With the additional provision, the level of allowances for estimated loan losses as a percent of non-performing loans was 60.62% as of September 30, 1997 compared to 55.66% as of September 30, 1996. The ratio of non-performing assets as a percentage of total assets declined to 1.78% as of September 30, 1997 compared to 3.36% as of September 30, 1996. Allowances for estimated loan losses as a percent of loans held for investment were 5.79% as of September 30, 1997 compared to 2.74% as of September 30, 1996.

     Provisions for loan losses were $900,000 for the nine months ended September 30, 1997 compared to $369,000 for the nine months ended September 30, 1996. The increase in provisions was based on a re-evaluation of the composition of the Company's loan portfolio. Charge-offs for the nine months ended September 30, 1997 were $675,000, with recoveries for the same period of $9,000, leaving the Company with net charge offs of $666,000 for the period. Charge-offs for the nine months ended September 30, 1996 were $700,000. (See "Financial Condition")

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended September 30, 1997 totaled $8.3 million, compared to $1.6 million for the quarter ended September 30, 1996. This gain is net of a mark to market write down in residual assets of $787,000 which was the result of an increase in anticipated prepayment speeds on the 1997-1A securitization. The increase in gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, with loans securitized totaling $100.9 million during the quarter ended September 30, 1997, compared to loans sold totaling $46.4 million for the quarter ended September 30, 1996. There were no loans securitized during the quarter ended September 30, 1996. Net gains from mortgage financing operations as a percent of loans sold or securitized was 8.27% for the quarter ended September 30, 1997, as compared to 3.44% for the quarter ended September 30, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. Loans originated and purchased totaled $194.4 million for the quarter ended September 30, 1997, compared to $44.5 million for the quarter ended September 30, 1996.

     For the nine months ended September 30, 1997, net gains from mortgage financing operations totaled $17.4 million compared to $3.8 million for the nine months ended September 30, 1996. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $277.3 million (including $73.3 million in whole loans sales) during the nine months ended September 30, 1997, compared to loans sold totaling $141.1 million for the nine months ended September 30, 1996. There were no loans securitized during the nine months ended September 30, 1996. Net gains from mortgage financing operations as a percent of loans sold and securitized was 6.28% for the nine months ended September 30, 1997 compared to 2.66% for the nine months ended September 30, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. Loans originated and purchased totaled $437.5 million for the nine months ended September 30, 1997 compared to $148.4 million for the nine months ended September 30, 1996.

Non-Interest Expense
--------------------

     Non-interest expense was $4.2 million for the three months ended September 30, 1997 compared to $2.2 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, non-interest expense was $9.2 million compared to $5.8 million for the nine months ended September 30, 1996. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of the mortgage financing operations. New loans originated and purchased increased to $194.4 million for the quarter ended September 30, 1997, compared to $44.5 million for the quarter ended September 30, 1996, and were $437.5 million for the nine months ended September 30, 1997 compared to $148.4 million for the nine months ended September 30, 1996.

     Compensation and benefits increased to $2.5 million for the quarter ended September 30, 1997 from $1.1 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, compensation and benefits were $5.5 million compared to $3.2 million for the nine months ended September 30, 1996. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 180 employees for the quarter ended September 30, 1997 compared to 94 for the quarter ended September 30, 1996. Average employees for the nine months ended September 30, 1997 were 163 compared to 87 for the nine months ended September 30, 1997.

     Premises and occupancy expenses increased to $332,000 for the quarter ended September 30, 1997 compared to $183,000 for the quarter ended September 30, 1996, and were $805,000 for the nine months ended September 30, 1997 compared to $538,000 for the nine months ended September 30, 1996 due to the expansion of the mortgage financing operation and the addition of the regional operating center in the Denver, Colorado metropolitan operating area, as well as the opening of the new Corporate Headquarters in Riverside, CA. As a result of leasing office space for the Company's and the Bank's executive offices and the western regional office of Life Financial Services, combined with the relocation of the Florida regional office, and the Anticipated addition of 12 new retail lending offices in California during the quarter end December 31, 1997, premises and occupancy expenses are expected to increase to approximately $594,000 per quarter.

     As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $229,000 for the three months ended September 30, 1997 compared to $98,000 for the three months ended September 30, 1996, and was $524,000 for the nine months ended September 30, 1997 compared to $281,000 for the nine months ended September 30, 1996. The increase in non-interest expense was partially offset by a reduction in FDIC insurance premiums in the 1997 period. FDIC insurance premiums were $31,000 for the quarter ended September 30, 1997 compared to $495,000 for the quarter ended September 30, 1996. During the quarter ended September 30, 1996, the Bank paid a one time assessment to the FDIC of $448,000 for the recapitalization of the Savings Association Insurance Fund. Telephone, professional services and other expense increased to $222,000, $111,000 and $680,000, respectively, for the quarter ended September 30, 1997 compared to $66,000, $64,000 and $186,000 for the quarter ended September 30, 1996 and were $439,000, $243,000 and $1,247,000 for the nine months ended September 30, 1997 compared to $159,000, $137,000 and $623,000 for the nine months ended September 30, 1996.

Income Taxes
------------

     The provision for income taxes increased to $2.8 million for the quarter ended September 30, 1997 compared to $17,000 for the quarter ended September 30, 1996 due to an increase in income before income tax provision. Income before income tax provision increased to $6.7 million for the quarter ended September 30, 1997 from $19,000 for the quarter ended September 30, 1996. The effective tax rate decreased to 41.7% for the quarter ended September 30, 1997 from 89.5% for the quarter ended September 30, 1996. The unusual percentage for the quarter ended September 30, 1996 was the result of a minor change in the estimated taxes combined with the relatively small pre-tax earnings for the quarter, resulted in an abnormal effective income tax rate.

     The provision for income taxes increased to $5.5 million for the nine months ended September 30, 1997 compared to $142,000 for the nine months ended September 30, 1996. Income before income tax provision increased to $13.2 million for the nine months ended September 30, 1997 compared to $310,000 for the nine months ended September 30, 1996. The effective tax rate decreased to 41.6% for the nine months ended September 30, 1997 compared to 45.8% for the nine months ended September 30, 1997.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

     Total assets increased to $294.1 million as of September 30, 1997 compared to $104.0 million as of December 31, 1996 due to the expansion of the mortgage financing operations. Loans held for sale totaled $191.6 million as of September 30, 1997 compared to $31.0 million as of December 31, 1996. This increase was partially offset by a decrease in loans held for investment to $32.1 million as of September 30, 1997 compared to $36.9 million as of December 31, 1996. During the nine months ended September 30, 1997, the Company originated or purchased $437.5 million of loans. During the same nine month period, the Company sold or securized $277.3 million of loans(including $73.3 million in whole loan sales). The increase in loans held for sale also resulted in an increase in accrued interest receivable to $1.7 million as of September 30, 1997 compared to $537,000 as of December 31, 1996.

     As a result of the Company's loan securitization activities, residual assets and restricted cash increased to $24.7 million and $10.9 million, respectively, as of September 30, 1997 compared to $5.7 million and $1.6 million as of December 31, 1996. Mortgage servicing rights also increased as a result of the securitization of loans with servicing retained to $5.6 million as of September 30, 1997 compared to $2.6 million as of December 31, 1996.

     Cash and cash equivalents were $12.9 million as of September 30, 1997 compared to

$13.3 million as of December 31, 1996. During the nine months ended September 30, 1997, the Company began leasehold improvements on the new corporate headquarters as well as adding the Denver, Colorado regional loan center, increasing premises and equipment to $3.8 million as of September 30, 1997 compared to $1.6 million as of December 31, 1996. Real estate owned increased to $975,000 as of September 30, 1997 compared to $561,000 as of December 31, 1996 as part of the Company's continuing effort to resolve problem assets.

     During the nine months ended September 30, 1997, the Company issued $10.0 million in Subordinated Debentures in order to increase its risk based capital. The additional funds, net of debt issuance costs, were used to fund loans during the nine months ended September 30, 1997. In addition, the Company increased its liabilities by increasing deposit accounts to $159.8 million as of September 30, 1997 compared to $85.7 million as of December 31, 1996. The major component of deposit accounts is certificates of deposit, which increased to $146.0 million as of September 30, 1997 compared to $69.4 million as of December 31, 1996. The additional funds were used to fund loans during the nine months ended September 30, 1997.

     The Bank also increased its use of FHLB advances and other borrowings to fund loans held for sale. The Bank has added two warehouse lines of credit with a combined credit limit of $250 million which provides the ability to match the cash demands of the Bank while holding loans for sale and the ability to reduce this cash need upon sale or securitization of the loans. FHLB advances and other borrowings increased to $61.5 million as of September 30, 1997 compared to $3.3 million as of December 31, 1996. The warehouse lines of credit have a total aggregate limit of $250 million, and range in interest rates from Libor + 50 basis points to Libor + 100 basis points.

     Accounts payable and other liabilities increased to $13.3 million as of September 30, 1997 compared to $5.7 million as of December 31, 1996 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $49.5 million as of September 30, 1997 from $9.3 million as of December 31, 1996 due to the issuance of 2,900,000 shares of Company common stock to the public in the Company's initial public offering, completed on June 30, 1997 and the issuance of an additional 435,000 Shares to the public pursuant to the exercise of the underwriter's overallotment option. The initial offering price to the public was $11.00 per share, which resulted in $32.9 million in net proceeds after expenses. Subsequent to September 30, 1997, the Company issued an additional 435,000 shares to the public at $11.00 per share pursuant to the exercise of the underwriter's overallotment option.

     The Company's non-performing assets increased to $4.0 million as of September 30, 1997 compared to $3.0 million as of December 31, 1996. Non-performing loans as a percent of gross loans receivable declined to 1.39% as of September 30, 1997 from 3.50% as of December 31, 1996. Non-performing assets as a percent of total assets decreased to 1.38% as of September 30, 1997 from 2.86% as of December 31, 1996. The following table sets forth the non-performing assets at September 30, 1997 and December 31, 1996:

                                                                 As of          As of
                                                             September 30,    December 31,
                                                                 1997            1996
                                                                ------          ------
                                                                (dollars in thousands)
Non-accrual loans                                               $3,070          $2,416
Foreclosed real estate                                             975             561
     Total non-performing assets                                ------          ------
                                                                $4,045          $2,977
                                                                ======          ======
Allowance for estimated loan losses as a percent
 of gross loans receivable                                        0.84%           2.36%

Allowance for estimated loan losses as a percent of total non-
 performing loans                                                60.62           67.26

Non-performing loans as a percent of gross loans receivable       1.39            3.50

Non-performing assets as a percent of total assets                1.38            2.86

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for estimated loan losses as of September 30, 1997 of $1.9 million. The allowance for estimated losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans are primarily made up of one- to four-family residential mortgage loans.

The following table sets forth the activity in the Company's allowance for estimated loan losses for the nine months ended September 30, 1997:


                                        (dollars in thousands)   % of Loans held
                                                                for investment
                                                                ----------------
Balance as of December 31, 1996                 $1,625                 4.22%
Add:
     Provision for estimated loan losses           900
     Recoveries of previous charge-offs              9
Less:
     Charge-offs                                   675
                                                ------
Balance as of September 30, 1997                $1,859                 5.47

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company recently implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. No hedging positions were outstanding as of September 30, 1997.


LIQUIDITY
---------

     The Company's primary sources of funds are deposits, warehouse lines of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Company's average liquidity ratios were 9.23% and 11.08% for the three months ended September 30, 1997 and September 30, 1996, respectively.

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

     As of September 30, 1997, the Bank had outstanding commitments to originate or purchase mortgage loans of $38.0 million compared to $9.2 million as of December 31, 1996 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of September 30, 1997 compared to the period ended December 31, 1996 as discussed in the notes to the audited financial statements of Life Savings Bank, Federal Savings Bank for the year ended December 31, 1996 included in the Registration Statement.

REGULATORY CAPITAL
------------------

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of September 30, 1997, the Bank was considered "well-capitalized".

     The Bank was in compliance with the capital requirements in effect as of September 30, 1997. The following table reflects the required ratios and the actual capital ratios of the Bank as of September 30, 1997:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent
                --------   -----------   ---------    -------    --------
                           (dollars in   thousands)

Tangible         $15,951       $ 3,952     $11,999       6.06%       1.50%

Core             $15,951       $ 7,903     $ 8,048       6.06%       3.00%

Risk-based       $27,583       $16,574     $11,009      13.31%       8.00%


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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

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

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) The following exhibits are filed as part of this report:

            3.1 Certificate of Incorporation of Life Financial Corp.*
            3.2 Bylaws of Life Financial Corp.*
           27.0 Financial data schedule (filed herewith).
     (b) Reports on Form 8-K
         None.

* Incorporated herein by reference to Exhibits of the same number from the Company's Registration Statement on Form S-4 (filed initially on Form S-1), filed on January 27, 1997, as amended on March 27, 1997, and as further amended on May 29, 1997 and June 11, 1997 (Registration No. 333-20497).


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LIFE FINANCIAL CORP.

November 14, 1997                     By:  /s/ DANIEL L. PERL
-----------------                          -------------------------------
Date                                     Daniel L. Perl
                                         President and Chief
                                         Executive Officer
                                         (principal executive officer)

November 14, 1997                          /s/ L. BRUCE MILLS, JR.
-----------------                          -------------------------------
Date                                     L. Bruce Mills, Jr.
                                         Executive Vice President
                                         Chief Financial Officer and
                                         Treasurer
                                         (principal financial and accounting
                                         officer)