Form 10-K
period 1997-12-31
LIFE FINANCIAL CORP
filed 1998-03-31
CIK 1028918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NO.: 0-22193

                               ----------------

                          LIFE FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                      33-0743196
       (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

          10540 MAGNOLIA AVENUE, SUITE B, RIVERSIDE, CALIFORNIA 92505
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (909) 637-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $119,140,640 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 17, 1998.

  As of March 17, 1998, the Registrant had 6,546,716 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     1
          Additional Item. Executive Officers of the Registrant..........    46
 Item 2.  Properties.....................................................    47
 Item 3.  Legal Proceedings..............................................    48
 Item 4.  Submission of Matters to a Vote of Security Holders............    48

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................    49
 Item 6.  Selected Financial Data........................................    49
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    51
 Item 8.  Financial Statements and Supplementary Data....................    64
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    99

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    99
 Item 11. Executive Compensation.........................................    99
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    99
 Item 13. Certain Relationships and Related Transactions.................    99

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    99
 SIGNATURES...............................................................  100

ITEM 1. BUSINESS

GENERAL

  LIFE Financial Corporation (the "Company") is a Delaware chartered savings and loan holding company, headquartered in Riverside, California. The Company became the parent company of Life Bank (formerly "Life Savings Bank, Federal Savings Bank") (the "Bank") pursuant to the holding company reorganization of the Bank (the "Reorganization") undertaken in connection with the Company's initial public offering of its Common Stock (the "IPO"). The Company completed the IPO on June 30, 1997. Together with shares issued subsequent to that date pursuant to the exercise of the underwriter's overallotment option, the Company issued a total of 3,335,000 shares of Common Stock in the IPO at a price of $11.00 per share. Net proceeds from the IPO amounted to $32.8 million.

  The Company originates, purchases, sells, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by borrowers who generally would not qualify for Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") loans ("sub-prime borrowers"), and Portfolio Series loans, which are debt consolidation loans for borrowers whose credit history qualifies them for FNMA and FHLMC loans ("Agency-Qualified Borrowers") with loan-to-value ratios generally up to 125%. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to market both products as demand permits. Liberator Series and Portfolio Series loans are the Company's "core products." In addition, to a much lesser extent, the Company originates multi-family residential and commercial loans.

  The Company conducts its business from thirteen locations: the Company's corporate headquarters and Western regional lending center in Riverside, California, two additional regional lending centers, one in Jacksonville, Florida and one in the Denver, Colorado metropolitan area, the national servicing center located in Riverside, California, and two bank branch offices in San Bernardino and Riverside, California. In addition, the Company has recently opened eight low-cost retail lending offices, and intends to enter into leases for an additional six retail lending offices by the end of 1998, located in the Southern California area. Such offices are expected to become operational in 1998.

  At December 31, 1997, the Company had consolidated total assets of $411.8 million, total deposits of $211.8 million and total stockholders' equity of $54.8 million. During the year ended December 31, 1997, the Company originated or purchased, through a network of approved correspondents and independent mortgage brokers (the "Originators"), $773.1 million of non-conventional mortgage products, and sold or securitized $509.7 million of such products. The Bank's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Company's headquarters are located at 10540 Magnolia Avenue, Suite B, Riverside, California 92505, and its telephone number at that location is (909) 637-4000.

  On March 11, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS"), pursuant to which the Company will be acquired by and become a wholly-owned subsidiary of FIRSTPLUS. The Merger Agreement is subject to the receipt of regulatory approval and the approval of shareholders of the Company. Under the Merger Agreement, at the effective date of the merger, each outstanding share of common stock of the Company will be converted into the right to receive between 0.500 and 0.667 shares of FIRSTPLUS common stock, as calculated pursuant to the Exchange Ratio outlined in the Merger Agreement.

HISTORICAL STRATEGY OF THE COMPANY

  During the early 1990's, as a result of reduced employment levels and corporate relocations in Southern California and the general weakness of the national economy, the Company's market area experienced a weakening of real estate values and a reduction in home sales and construction. When confronted with increased competition and nominal growth during this same period, the Company's results of operations were adversely impacted and the Company began to experience increases in total non-performing loans held for investment. In response, in 1994, the Company retained new management experienced in sub-prime lending to redirect its business focus, revise its underwriting policies and procedures and enhance its related servicing capabilities. A plan was developed pursuant to which the Company reorganized its lending operations from that of a thrift emphasizing traditional mortgage banking and portfolio lending to that of a diversified financial services operation focusing on the origination for sale or securitization, with servicing retained, of various loan products to include Liberator Series loans, Portfolio Series loans, and, to a much lesser extent, commercial and multi-family real estate loans. The Company also adopted revised underwriting policies and instituted more aggressive procedures for resolving problem loans and for reducing the level of non-performing assets. As a result of these steps, the Company improved its profitability.

  As part of the Company's strategic plan, the Bank developed an internal structure of operating divisions, each with distinct objectives and management focus. The five divisions include (i) the Financial Services Division which emphasizes the wholesale origination of the Bank's core products; (ii) the Income Capital Services Division which originates and sells commercial and multi-family mortgage loans; (iii) the Retail Loan Division which concentrates on offering loan products directly to the public primarily in the Bank's primary market area; (iv) the Asset Management Division which services loans and REO for both the Bank and for Loan Purchasers; and (v) the Banking Division which offers depository services to the public.

CORPORATE STRUCTURE

  The Company and the Bank consummated the Reorganization in June of 1997 whereby the Bank became a wholly-owned subsidiary of the Company. Management believes that the holding company form of organization provides the Company with more flexibility and a greater ability to compete with other financial services companies in the market place. In addition, due to regulatory capital limitations, the Bank is limited in the amount of investments in residuals and restricted cash resulting from securitizations that it can retain. The Company is not subject to such limitations, and thus will reduce the restrictions on the Bank's regulatory capital by acquiring loans and creating the residuals as part of a securitization.

CORE LENDING PRODUCTS

  General. The Company originates, purchases, sell, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by sub-prime borrowers, and Portfolio Series loans, which are debt consolidation loans for Agency-Qualified Borrowers with loan-to-value ratios generally up to 125%. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to market both products as demand permits. In addition, to a much lesser extent, the Company originates multi-family residential and commercial loans.

  The Company purchases and originates mortgage loans and other real estate secured loans primarily through a network of Originators on a nationwide basis. In addition, the Company has begun to open low-cost retail lending offices. Except for a limited number of loans specifically originated for retention in the Bank's portfolio as loans held for investment, loans originated or purchased since 1994 through the Company's regional lending centers are generally originated for sale in the secondary mortgage market and, since the fourth quarter of 1996, in asset securitizations with servicing retained by the Company.

  Adjustable-Rate Mortgages. The Company's adjustable rate mortgage ("ARM") products consist of both first and second mortgages. The repayment and amortization terms on first mortgage ARMs are 360 months. The repayment and amortization terms on second mortgage ARMs may be 300, 240 or 180 months. Interest rates adjust every six or twelve months, and are tied to the six-month LIBOR or to the 1-Year U.S. Treasury Index, respectively. The periodic rate caps vary between 1% and 3% on each rate change date. All ARM products are assumable, subject to new borrower qualification, assumption agreements and fees. The lifetime rate cap on ARMs is 6% to 7% above the initial rate. None of the ARM products permit negative amortization. There are no fixed-rate conversion options on any of the ARM products. Certain ARM products impose prepayment penalties and others do not.

  Marketing. The Company's primary means of marketing its products is direct contact between its account executives and Originators. Each of the Company's 27 account executives is responsible for maintaining and expanding existing Originator relationships within the account executive's assigned territory through personal contact and promotional materials. Each account executive is typically responsible for approximately 20 key Originators and is expected to have weekly contact with each of these Originators. In addition, each account executive is responsible for up to 30 additional Originators with whom the account executive will have frequent contact. Each account executive also works to develop Originator relationships through "cold calls" and following up on inquiries made by Originators to the Company's toll-free number. Each account executive works as part of a team with one of the Company's loan coordinators and assistant coordinators. Each loan coordinator and assistant loan coordinator works with three or four account executives. The loan coordinators and their assistants are responsible for inputting the new loans into the Company's data systems and for shepherding the loans from the point of origination through funding. After origination, the whole loan coordinators and their assistants are available to talk to Originators on a daily basis. Whole loan coordinators and their assistants are located in each of the Company's regional lending centers.

  The Company believes that the key element in developing, maintaining and expanding its relationships with Originators is to provide the highest possible level of product knowledge and customer service. Each account executive receives comprehensive training prior to being assigned to a territory. In most cases, training includes experience in the loan production department so that the account executive will be familiar with all phases of loan origination and production and will also become acquainted with the whole loan coordination team. This training enables the account executive to quickly review a loan application in order to identify the borrower's probable risk classification and then assist the Originator in identifying the appropriate product for the borrower, thereby enhancing the likelihood that the loan will be approved at the rate and on the terms anticipated by the borrower. After a loan package is submitted to the Company, the loan coordination team provides assistance to the Originator throughout the process to complete the loan transaction. Account executives, loan coordinators and assistant coordinators are compensated based on the number and the dollar volume of loans funded. A significant portion of a regional manager's compensation is tied to the profitability of his or her regional lending center and includes a component based on loan performance.

  Origination and Purchase of Loans. Loans are originated both through the Company's wholesale network of Originators and on a retail basis through the Company's Retail Lending Division. The Company has also made bulk purchases of loans from time to time and has recently hired a senior management employee experienced in bulk purchases to gradually expand the Company's loan purchases.

  The Company's mortgage financing and servicing operations are conducted primarily through regional lending centers located in Riverside, California, Jacksonville, Florida and the Denver, Colorado metropolitan area. Over the next nine months, the Company intends to open an additional low cost regional lending center to better serve its Originators. This regional lending center will be located in the Northeast sector of the United States. From its present locations, the Company is able to originate or purchase its core products in the District of Columbia and all 50 states with the exception of Louisiana, Mississippi and Alaska.

  The following table sets forth for the periods shown the aggregate dollar amounts and the percentage of core products originated or purchased by the Company in each state where 5.0% or more of the loans were originated or purchased during the three months ended December 31, 1997:

                                                FOR THE THREE MONTHS ENDED
                         ----------------------------------------------------------------------------
                         DECEMBER 31,     MARCH 31,       JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                             1996           1997            1997            1997            1997
                         -------------  -------------  --------------  --------------  --------------
                            $      %       $      %       $       %       $       %       $       %
                         ------- -----  ------- -----  -------- -----  -------- -----  -------- -----
                                                  (DOLLARS IN THOUSANDS)
California.............. $20,434  29.5% $26,421  29.8% $ 32,827  24.3% $ 33,614  19.8% $ 71,853  22.3%
Virginia................   5,961   8.6    5,884   6.6     7,489   5.5     9,575   5.6    19,842   6.2
Florida.................   4,897   7.1    3,405   3.8     7,995   5.9     6,946   4.1    19,038   5.9
Maryland................   4,878   7.1    4,492   5.1     6,839   5.1     9,851   5.8    17,670   5.5
Other...................  32,990  47.7   48,437  54.7    80,057  59.2   110,151  64.7   193,166  60.1
                         ------- -----  ------- -----  -------- -----  -------- -----  -------- -----
  Total................. $69,160 100.0% $88,639 100.0% $135,207 100.0% $170,137 100.0% $321,569 100.0%
                         ======= =====  ======= =====  ======== =====  ======== =====  ======== =====

  The Company's geographic markets are currently divided into three regions, with a completely self-contained mortgage banking team assigned to each region. Each team is headed up by a regional manager and includes dedicated account executives, loan coordinators and assistant coordinators, underwriters, and other production personnel so that the team can originate and produce loans in that region. This concept of regional processing teams, which the Company believes is efficient but quite rare in the industry, enables the Company to more effectively anticipate and respond to Originator and borrower needs in each region. Management believes that the concept also appeals to independent brokers who may be reluctant to deal with a larger, more remote lender. Each regional team is connected to senior management in Riverside, California by a computer link that enables senior management to monitor all regional functions on a real time basis.

  Management personnel staffing a regional lending center are trained in the Company's Riverside office. For a period of six to twelve months after the establishment of a regional lending center all loans originated through that office are reunderwritten by staff at the Riverside office to assure quality control. In addition, the quality control department and the Company's internal auditor regularly visit the regional lending centers for quality control purposes.

  In recent years, the Company has focused on both Liberator Series loans and Portfolio Series loans. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to originate both types of loans as demand permits.

  Liberator Series loans are loans for the purchase or refinance of one- to four-family residential real property by sub-prime borrowers and loans which otherwise do not conform to FHLMC or FNMA guidelines ("conforming loans"). Loans to sub-prime borrowers are perceived by management as being advantageous to the Company because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than conforming loans. In addition, management believes the Company has the resources to adequately service loans acquired pursuant to this program as well as the experience to resolve loans that become non-performing. The Company has established specific underwriting policies and procedures, invested in facilities and systems and developed correspondent relationships with Originators throughout the country enabling it to develop its niche as an originator and purchaser of one-to four-family residential loans to sub-prime borrowers. Since the beginning of 1997, the Company has widely advertised its NINA loan product, which is a limited documentation, lower loan-to-value loan product within the Liberator Series loan portfolio. The Company intends to continue to expand the volume of Liberator Series loans which it originates to market areas throughout the country to sub-prime borrowers who meet its niche lending criteria. Loans to sub-prime borrowers present a higher level of risk of default than conforming loans because of the increased potential for default by borrowers who may have had previous credit problems or who do not have an adequate credit history. Loans to sub-prime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than conventional loans. The actual rates of delinquencies, foreclosures and losses on loans to sub-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While the Company believes that the underwriting procedures and appraisal processes it employs enable it to somewhat mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.

  Portfolio Series loans, which are debt consolidation loans for Agency Qualified Borrowers, are originated both on a wholesale basis through the Company's Life Financial Services Division, and through its Retail Lending Division. These loans are consumer-oriented loans secured by real estate, primarily home equity lines of credit and second deeds of trust, generally for up to 125% of the appraised value of the real estate underlying the aggregate loans on the property. Although the loan-to-value ratio on Portfolio Series loans is higher than that offered by other mortgage products, management believes that the higher yield and the low level of credit risk of the borrowers offsets the risks involved. In the event of a default on a Portfolio Series loan by a borrower, there generally would be insufficient collateral to pay off the balance of such loan and the Company, as holder of a second position on the property, would likely lose a substantial portion, if not all, of its investment. While the Company believes that the underwriting procedures it employs enable it to somewhat mitigate the higher risks inherent in such loans, no assurance can be given that such procedures will afford adequate protection against such risks.

  The following table sets forth the principal balance of each of the Company's core loan products originated during the periods shown:

                                         FOR THE THREE MONTHS ENDED
                         ----------------------------------------------------------
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                             1996       1997      1997       1997          1997
                         ------------ --------- -------- ------------- ------------
                                               (IN THOUSANDS)
Liberator Series (full
 documentation).........   $39,465     $39,629  $ 39,589   $ 44,484      $ 63,262
Liberator Series
 (NINA)(1)..............       --          --      7,803     21,410        26,719
Portfolio Series........    29,695      49,010    87,815    104,243       231,588
                           -------     -------  --------   --------      --------
  Total.................   $69,160     $88,639  $135,207   $170,137      $321,569
                           =======     =======  ========   ========      ========

-------
(1) The Company did not originate a material amount of Liberator Series (NINA) loans during the three months ended December 31, 1996 and March 31, 1997.

  The following table sets forth selected information relating to originations of Liberator Series loans during the periods shown:

                                                      FOR THE THREE MONTHS  FOR THE THREE MONTHS   FOR THE THREE MONTHS
                                                             ENDED                  ENDED                  ENDED
                          FOR THE THREE FOR THE THREE    JUNE 30, 1997       SEPTEMBER 30, 1997      DECEMBER 31, 1997
                          MONTHS ENDED  MONTHS ENDED  --------------------  ---------------------  ---------------------
                          DECEMBER 31,    MARCH 31,       FULL                  FULL                   FULL
                              1996          1997      DOCUMENTATION  NINA   DOCUMENTATION  NINA    DOCUMENTATION  NINA
                          ------------- ------------- ------------- ------  ------------- -------  ------------- -------
                                                          (DOLLARS IN
                                                           THOUSANDS)
Principal balance.......     $39,465       $39,629       $39,589    $7,803     $44,484    $21,410     $63,262    $26,719
Average principal
 balance per loan.......          85           100            81       103          91        114          88        118
Combined weighted
 average initial loan-
 to-value ratio.........        73.4%         72.8%         78.2%     69.0%       77.3%      73.1%       78.2%      74.4%
Percent of first
 mortgage loans.........        85.4          91.8          88.8     100.0        87.4       98.5        90.4       99.6
Property securing loans:
 Owner occupied.........        86.4          77.3          90.5      92.9        91.5       93.6        94.8       96.5
 Non-owner occupied.....        13.6          22.7           9.5       7.1         8.5        6.4         5.2        3.5
Percentage fixed-rate...        44.2          35.6          42.4      24.1        33.4       23.1        42.5       26.7
Percentage ARMs.........        55.8          64.4          57.6      75.9        66.6       76.9        57.5       73.3
Weighted average
 interest rate:
 Fixed-rate.............        11.3          10.8          10.9      11.2        11.2       11.2        10.3       10.6
 ARMs...................         9.6           9.1          10.0      10.0         9.4        9.3         9.4        9.1

  The following table sets forth selected information relating to originations of Portfolio Series loans during the periods shown:

                            FOR THE      FOR THE      FOR THE       FOR THE      FOR THE
                          THREE MONTHS THREE MONTHS THREE MONTHS THREE MONTHS  THREE MONTHS
                             ENDED        ENDED        ENDED         ENDED        ENDED
                          DECEMBER 31,  MARCH 31,     JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                              1996         1997         1997         1997          1997
                          ------------ ------------ ------------ ------------- ------------
                                               (DOLLARS IN THOUSANDS)
Principal balance.......    $29,695      $49,010      $87,815      $104,243      $231,588
Average principal
 balance per loan.......         31           32           33            32            34
Combined weighted
 average initial
 loan-to-value ratio....      108.4%       107.7%       110.0%        109.5%        108.4%
Percent of first
 mortgage loans.........        0.1          0.5          0.1           --            0.2
Property securing loans:
  Owner occupied........       99.5         99.8        100.0         100.0         100.0
  Non-owner occupied....        0.5          0.2          --            --            --
Percentage fixed-rate...       96.3         96.0         98.0          94.5          92.9
Percentage ARMs.........        3.7          4.0          2.0           5.5           7.1
Weighted average
 interest rate:
  Fixed-rate............       14.1         13.8         14.0          13.8          14.1
  ARMs..................       11.2         10.3         11.3          11.3          11.0

  Use and Qualifications of Originators. The Company purchases loans from select Originators throughout the country. Such Originators must be approved by the Company prior to submitting loans to the Company. Pursuant to the Company's approval process, each Originator is generally required to have a specified minimum level of experience in originating non-conforming loans, and provide representations, warranties, and buy-back provisions to the Company.

  The Company provides clear and concise criteria regarding its well-defined core products to Originators with whom it may do business. If, following a period of training and relationship building, Originators consistently fail to present a high level of loans meeting the Company's underwriting criteria, the Company will cease to do business with them. As a result, the Company has developed, since 1994, a core group of Originators who form its nationwide network of Originators. The Company generally classifies the Originators with which it does business into four classes with descending priority with regard to the terms and the pricing of the loans the Company purchases from such Originators.

                                               JUNIOR     THIRD PARTY  MORTGAGE
                            CORRESPONDENTS CORRESPONDENTS ORIGINATORS BROKERS(1)
                            -------------- -------------- ----------- ----------
Net Worth(2)..............     $250,000       $100,000      $50,000      N/A
Years in Business.........        2              2             2         N/A
Warehouse Credit Facility.       Yes            Yes           No          No
Errors and Omissions
 Insurance................   $1.0 million        No           No          No
Number Doing Business with
 the Company at December
 31, 1997.................       133             56           81         950

--------
(1) Mortgage brokers are those persons who do not meet the specific foregoing criteria but have demonstrated to the Company, or have a reputation for, the ability to originate real estate secured loans and have acceptable credit and finance industry references.

(2) Correspondents provide audited financial statements prepared in accordance with GAAP from which net worth is determined. Junior Correspondents and Third Party Originators provide unaudited financial information from which net worth is obtained.

  The Company purchases substantially all loans on an individual basis from qualified Originators. No single Originator accounted for more than 3.1% of the loans originated by the Company for the year ended December 31, 1997. It is the Company's general policy to limit the percentage of loans closed by any single Originator to approximately 5.0% of loans closed in any given period.

  Underwriting. The underwriting and quality control functions are managed through the Company's administrative offices in Riverside, California. The Company believes that its underwriting process begins with the experience of its staff, the education of its network of Originators, the quality of its correspondent relationships and its loan approval procedures. As an integral part of its lending operation, the Company ensures that its underwriters assess each loan application and subject property against the Company's underwriting guidelines.

  Personnel in the Company's regional lending centers review in its entirety each loan application submitted by the Company, Originators or through bulk purchases for approval. The Company conducts its own underwriting review of each loan, including those loans originated for or purchased by it from its Originators. Loan files are reviewed for completeness, accuracy and compliance with the Company's underwriting criteria and applicable governmental regulations. This underwriting process is intended to assess both the prospective borrower's ability to repay the loan and the adequacy of the real property security as collateral for the loan granted, tailored to the general nature of the Portfolio Series and the Liberator Series loans, respectively. Based on the initial review, the personnel in the regional lending center will inform the Originators of additional requirements that must be fulfilled to complete the loan file. The Company strives to process each loan application received from its network of Originators as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive decisions within 48 hours of receipt and generally are funded within one day following satisfaction of all conditions for approval of the loan which is typically seven business days after the initial approval.

  Each prospective borrower is required to complete a mortgage loan application that may include (depending on the program requirement) information detailing the applicant's liabilities, income, credit history, employment history and personal information. Since most of the loan applications are presented through the Company's network of Originators, the Company completes an additional credit report on all applications received. Such report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions or judgments. This credit report is obtained through a sophisticated computer program that accesses what management believes to be the most appropriate credit bureau in a particular zip code and combines that information with the Company's own credit risk score.

  This application and review procedure is used by the Company to analyze the applicant's creditworthiness (i.e., a determination of the applicant's ability to repay the loan). Creditworthiness is assessed by examination of a number of factors, including calculating a debt-to-income ratio obtained by dividing a borrower's fixed monthly debt by the borrower's gross monthly income. Fixed monthly debt generally includes (i) the monthly payment under any related senior mortgages which will include calculations for insurance and real estate taxes, (ii) the monthly payment on the loan applied for and (iii) other installment debt, including, for revolving debt, the required monthly payment thereon, or, if no such payment is specified, 3% of the balance as of the date of calculation. Fixed monthly debt may not include any debt (other than revolving credit debt) described above that matures within less than 10 months of the date of calculation.

  Prior to funding a loan, several procedures are used to verify information obtained from an applicant. The applicant's outstanding balance and payment history on any senior mortgage may be verified by calling the senior mortgage lender. If the senior mortgage lender cannot be reached by telephone to verify this information, the Originators may rely upon information provided by the applicant, such as a recent statement from the senior lender and verification of payment, such as canceled checks, or upon information provided by national credit bureaus. In order to verify an applicant's employment status, the Originators may obtain from the applicant recent tax returns or other tax forms (e.g., W-2 forms) or current pay stubs or may telephone the applicant's employer or obtain written verification from the employer. As in the case of the senior mortgage lender verification procedures, if the employer will not verify employment history over the telephone, the Company or other Originators may rely solely on the other information provided by the applicant. The Company does offer NINA loans at reduced loan-to-value ratios in lieu of documenting cash flow and/or assets of the borrower. See "--Liberator Series
(NINA)" for further information on NINA loans.

  Debt to income ratios for Portfolio Series mortgage loans generally do not exceed 45%, but in certain instances where deemed appropriate by the Company, the ratio may go as high as 50%. For Liberator Series mortgage loans, debt to income ratios may vary depending upon a number of other factors used to ascertain the creditworthiness of the borrower.

  The general criteria currently used by the Company in classifying prospective borrowers of its core loan products are summarized in the charts below.

                     LIBERATOR SERIES (FULL DOCUMENTATION)

                            "Ax" RISK      "A-" RISK       "B" RISK       "C" RISK      "Cx" RISK
                          -------------- -------------- -------------- -------------- --------------
Maximum Loan-to-Value
 Ratio:
 Primary residence......       95%            95%            80%            75%            65%
 Secondary residence....       90%            90%            70%            70%            65%
 Investor property......       90%            85%            70%            70%            65%
 Home equity line of
  credit................       90%            90%            80%             --             --
 Debt Service to Income
  Ratio.................      42-50%         42-50%         50-55%         50-60%          60%
Mortgage Credit.........  Maximum one    Maximum two    Maximum four   Maximum six    Currently
                          30-day late    30-day late    30-day late    30-day late    delinquent
                          payment in the payments in    payments       payments, two
                          last 12 months the last 12    and/or one 60- 60-day late
                                         months         day late       payments
                                                        payment in the and/or one 90-
                                                        last 12 months day late
                                                                       payment in
                                                                       last 12 months
Installment Credit......  Maximum one    No more than   No more than   No more than   Sporadic
                          30-day late    30 days late   60 days late   90 days late   payment
                          payment in the in last 12     on any account on any account pattern;
                          last 12        months;        in last 12     in last 12     apparent
                          months;        overall good   months;        months;        disregard
                          maximum two    credit;        overall        overall fair   toward timely
                          30-day late    maximum 25%    average credit credit         payments or
                          payments in    of credit                                    credit
                          the last 24    accounts                                     standing
                          months         delinquent in
                                         last 24 months
Revolving Credit........  Maximum two    No more than   No more than   No more than   Sporadic
                          30-day late    30 days late   60 days late   90 days late   payment
                          payments in    in last 12     on any account on any account pattern;
                          the last 12    months;        in last 12     in last 12     apparent
                          months;        isolated 60-   months;        months;        disregard
                          maximum three  day late       isolated minor isolated late  toward timely
                          30-day late    payment        90-day late    payment over   payments or
                          payments in    allowed with   payment        90 days        credit
                          last 24 months compensating   allowed with   allowed with   standing
                                         factors;       compensating   compensating
                                         maximum 25%    factors        factors
                                         of credit
                                         accounts
                                         delinquent in
                                         last 24 months


Bankruptcy Filings...... No bankruptcy  No bankruptcy  No bankruptcy  No bankruptcy  Discharged
                         in last 36     in last 24     in last 18     in last 12     within 12
                         months         months         months         months         months
                                                                                     preceding
                                                                                     application;
                                                                                     current
                                                                                     Chapter 13 or
                                                                                     foreclosure
                                                                                     acceptable
                                                                                     when paid in
                                                                                     full or cured
                                                                                     from loan
                                                                                     proceeds
Minimum Credit Score....    670/650          620            550            500       less than 500

                            LIBERATOR SERIES (NINA)

                            "AX" RISK      "A-" RISK       "B" RISK       "C" RISK      "CX" RISK
                          -------------- -------------- -------------- -------------- --------------
Loan-to-Value Ratio:
 Primary residence......       90%(1)         75%            70%            70%            65%
 Secondary residence....       75%            70%            65%            65%            60%
 Investor property......       75%            70%            65%            65%            60%
Mortgage Credit.........  Maximum one    Maximum two    Maximum four   Maximum six    Currently
                          30-day late    30-day late    30-day late    30-day late    delinquent
                          payment in the payments in    payments       payments, two
                          last 12        the last 12    and/or one 60- 60-day late
                          months; no 30  months         day late       payments
                          days late                     payment in the and/or one 90-
                          payments in                   last 12 months day late
                          last 24 months                               payment in
                          for 90%                                      last 12 months
Installment Credit......  Maximum one    No more than   No more than   No more than   Sporadic
                          30-day late    30 days late   60 days late   90 days late   payment
                          payment in the in last 12     on any account on any account patterns;
                          last 12        months;        within last 12 in last 12     apparent
                          months;        overall good   months;        months;        disregard
                          maximum two    credit;        overall        overall fair   toward timely
                          30-day late    maximum 25% of average credit credit         payments or
                          payments in    credit                                       credit
                          the last 24    accounts                                     standing
                          months; no 30  delinquent in
                          days late      last 24 months
                          payments in
                          last 12 months
                          for 90%
Revolving Credit........  Maximum two    No more than   No more than   No more than   Sporadic
                          30-day late    30 days late   60 days late   90 days late   payment
                          payments in    in last 12     on any account on any account patterns;
                          the last 12    months,        in last 12     in last 12     apparent
                          months;        isolated 60-   months;        months;        disregard
                          maximum three  day late       isolated minor isolated late  toward timely
                          30-day late    payment        90-day late    payment over   payments or
                          payments in    allowed with   payment        90 days        credit
                          last 24        compensating   allowed with   allowed with   standing
                          months; no 30  factors;       compensating   compensating
                          days late      maximum 25% of factors        factors
                          payments in    credit
                          last 24 months accounts
                          for 90%        delinquent in
                                         last 24 months
Bankruptcy Filings......  No bankruptcy  No bankruptcy  No bankruptcy  No bankruptcy  Discharged
                          in last 36     in last 24     within last 18 in last 12     within 12
                          months, none   months         months         months         months
                          in last 7                                                   preceding
                          years for 90%                                               application;
                          LTV                                                         current
                                                                                      Chapter 13 or
                                                                                      foreclosure
                                                                                      acceptable
                                                                                      when paid in
                                                                                      full or cured
                                                                                      from loan
                                                                                      proceeds
Minimum Credit Score....     670/650          620            550            500       less than 500

-------
(1) Purchase or rate term only, A+ credit required, credit score minimum of 670; all others maximum LTV at 80%.

                                PORTFOLIO SERIES

                                    "A+" RISK      "AX" RISK      "A-" RISK
                                  -------------- -------------- --------------
Loan-to-Value Ratio:
 100% Second Mortgage............      100%           100%           100%
 125% Second Mortgage............      125%           135%           135%
 100% Home Equity Line of Credit.      100%           100%           100%
Debt Service to Income Ratio:         45-50%         45-50%         45-50%
 100% Second Mortgage............
 125% Second Mortgage............     45-50%         45-50%         45-50%
 100% Home Equity Line of Credit.     45-50%         45-50%         45-50%
Mortgage History:
 100% Second Mortgage............ No 30-day late No 30-day late No 30-day late
                                  payments in    payments in    payments in
                                  last 36 months last 36 months last 12
                                                                months; one
                                                                30-day late
                                                                payment in
                                                                last 24 months
 125% Second Mortgage............ No 30-day late No 30-day late No 30-day late
                                  payments in    payments in    payments in
                                  last 36 months last 36 months last 24 months
 100% Home Equity Line of Credit. No 30-day late No 30-day late No 30-day late
                                  payments in    payments in    payments in
                                  last 36 months last 36 months last 12
                                                                months; one
                                                                30-day late
                                                                payment in
                                                                last 24 months
Bankruptcy Filings:
 100% Second Mortgage............ None in last 5 None in last 5 None in last 3
                                  years          years          years
 125% Second Mortgage............ None in last 5 None in last 5 None in last 3
                                  years          years          years
 100% Home Equity Line of Credit. None in last 5 None in last 5 None in last 3
                                  years          years          years
Minimum Credit Score:
 100% Second Mortgage............      700            670            640
 125% Second Mortgage............      700            670            640
 100% Home Equity Line of Credit.      700            670            640

  Loan Production by Borrower Risk Classification. The Company classifies borrowers according to credit risk from A+ to Cx; however, the predominant amount of its lending is to borrowers in categories A- or higher. The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the periods shown:

                            FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1996                   MARCH 31, 1997
                         --------------------------------- ---------------------------------
                                        WEIGHTED                          WEIGHTED
                                        AVERAGE  WEIGHTED                 AVERAGE  WEIGHTED
      PRODUCT/RISK               % OF   INTEREST  AVERAGE          % OF   INTEREST  AVERAGE
    CLASSIFICATIONS      VOLUME  TOTAL  RATE(1)  MARGIN(2) VOLUME  TOTAL  RATE(1)  MARGIN(2)
    ---------------      ------- -----  -------- --------- ------- -----  -------- ---------
                                              (DOLLARS IN THOUSANDS)
Liberator Series (Full
 documentation)
Ax...................... $18,925  48.0%   9.94%    5.24%   $17,159  43.3%   9.35%    5.11%
A-......................   8,790  22.3   10.16     5.52      9,241  23.3    9.85     5.52
                         ------- -----                     ------- -----
  Total A- or better....  27,715  70.3     --       --      26,400  66.6     --       --
                         ------- -----                     ------- -----
B.......................   6,806  17.2   10.26     5.33      7,992  20.2    9.39     4.91
C.......................   2,026   5.1   11.16     5.68      2,555   6.4   10.98     5.77
Cx......................   2,918   7.4   13.07     7.06      2,682   6.8   11.74     6.62
                         ------- -----                     ------- -----
  Total................. $39,465 100.0%  10.34     5.46    $39,629 100.0%   9.74     5.31
                         ======= =====                     ======= =====
Portfolio Series
A+...................... $ 2,669   9.0%  13.58     2.50    $ 9,980  20.4%  13.22     1.74
Ax......................  14,452  48.7   13.87     2.18     18,733  38.2   13.53     1.83
A-......................   9,866  33.2   14.35     3.24     15,193  31.0   14.05     3.27
                         ------- -----                     ------- -----
  Total A- or better....  26,987  90.9     --       --      43,906  89.6     --       --
                         ------- -----                     ------- -----
B+......................   2,708   9.1   14.10     3.73      5,104  10.4   14.07     2.70
                         ------- -----                     ------- -----
  Total................. $29,695 100.0%  14.03     2.74    $49,010 100.0%  13.68     2.32
                         ======= =====                     ======= =====

                                                 (Continued on following page.)

                      FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                            JUNE 30, 1997                   SEPTEMBER 30, 1997                  DECEMBER 31, 1997
                   --------------------------------- ---------------------------------- ----------------------------------
                                  WEIGHTED                           WEIGHTED                           WEIGHTED
                                  AVERAGE  WEIGHTED                  AVERAGE  WEIGHTED                  AVERAGE  WEIGHTED
   PRODUCT/RISK            % OF   INTEREST  AVERAGE           % OF   INTEREST  AVERAGE           % OF   INTEREST  AVERAGE
 CLASSIFICATIONS   VOLUME  TOTAL  RATE(1)  MARGIN(2)  VOLUME  TOTAL  RATE(1)  MARGIN(2)  VOLUME  TOTAL  RATE(1)  MARGIN(2)
 ---------------   ------- -----  -------- --------- -------- -----  -------- --------- -------- -----  -------- ---------
                        (DOLLARS IN THOUSANDS)
Liberator Series
(Full
documentation)
A+...............  $    47   0.1%  12.38%    7.00%   $    120   0.3%   9.67%    4.63%   $    797   1.3%   9.07%    5.13%
Ax...............   18,778  47.4    9.88     5.47      15,797  35.5    9.48     5.77      29,972  47.4    9.26     2.82
A-...............    9,663  24.4   10.03     6.05      16,059  36.1    9.76     6.17      17,525  27.7    9.59     3.79
                   ------- -----                     -------- -----                     -------- -----
 Total A- or
 better..........   28,488  71.9      --       --      31,976  71.9      --       --      48,294  76.4      --       --
                   ------- -----                     -------- -----                     -------- -----
B+...............      119   0.3    9.75       --          24   0.1   13.75       --          --    --      --       --
B................    4,303  10.9   10.82     6.06       5,911  13.3   10.31     6.32       7,217  11.4   10.31     3.22
C................    2,776   7.0   11.48     6.53       3,297   7.4   10.64     6.41       2,601   4.1   10.98     3.57
Cx...............    3,903   9.9   12.59     8.15       3,276   7.3   12.18     7.28       5,150   8.1   12.50     5.66
                   ------- -----                     -------- -----                     -------- -----
 Totals..........  $39,589 100.0%  10.40     6.08    $ 44,484 100.0%   9.98     6.14    $ 63,262 100.0%   9.81     3.42
                   ======= =====                     ======== =====                     ======== =====
Liberator Series
(NINA)(3)
Ax...............  $ 3,772  48.3%   9.56     5.33    $ 13,789  64.4%   9.20     5.54    $ 20,843  78.0    9.14     5.44
A-...............    2,325  29.8   10.14     6.05       3,188  14.9    9.81     6.30       2,947  11.0    9.89     6.14
                   ------- -----                     -------- -----                     -------- -----
 Total A- or
 better..........    6,097  78.1      --       --      16,977  79.3      --       --      23,790  89.0      --       --
                   ------- -----                     -------- -----                     -------- -----
B................    1,102  14.1   11.78     6.35       2,088   9.7   10.20     5.97       1,135   4.3   10.71     6.72
C................      332   4.3   12.27     6.83         592   2.8   11.09     7.07         985   3.7   11.20     6.86
Cx...............      272   3.5   12.49     6.92       1,753   8.2   12.72     6.43         809   3.0   12.23     7.66
                   ------- -----                     -------- -----                     -------- -----
 Totals..........  $ 7,803 100.0%  10.27     5.82    $ 21,410 100.0%   9.73     5.77    $ 26,719 100.0%   9.46     5.63
                   ======= =====                     ======== =====                     ======== =====
Portfolio Series
A+...............  $19,086  21.7%  13.30     8.02    $ 23,250  22.3%  12.98     5.79    $ 49,461  21.3   13.03     4.12
Ax...............   27,954  31.8   13.85     6.50      31,914  30.6   13.49     6.50      92,605  40.0   13.79     5.15
A-...............   31,234  35.6   14.28     7.22      38,521  37.0   14.00     6.99      76,164  32.9   14.37     5.97
                   ------- -----                     -------- -----                     -------- -----
 Total A- or
 better..........   78,274  89.1      --       --      93,685  89.9      --       --     218,230  94.2      --       --
                   ------- -----                     -------- -----                     -------- -----
B+...............    9,435  10.8   14.69     7.18      10,472  10.0   14.38     7.51      13,156   5.7   14.11     6.40
B................      106   0.1   13.99       --          86   0.1   12.27     6.88         202   0.1   11.50     3.38
                   ------- -----                     -------- -----                     -------- -----
 Total...........  $87,815 100.0%  13.98     7.38    $104,243 100.0%  13.66     6.64    $231,588 100.0%  13.84     5.31
                   ======= =====                     ======== =====                     ======== =====

----
(1) Weighted average interest rate includes both ARM loan products and fixed rate loan products.

(2) Weighted average margin is based solely on ARM products.

(3) The Company did not originate a material amount of Liberator Series (NINA) loans during the three months ended December 31, 1996 and March 31, 1997.

  Appraisal. All mortgaged properties relating to mortgage loans where collateral assessment is an integral part of the evaluation process are appraised by state licensed or certified appraisers. All of the appraisals are either performed or reviewed by appraisers or appraisal firms approved by the Company's senior management. These appraisers are screened and actively reviewed on a regular basis. Each approved appraiser must have a minimum of $1.0 million of errors and omissions insurance. All appraisers are required to assess the valuation of the property pursuant to U.S. Government Property Analysis guidelines and conduct an economic analysis of the geographic region in which the property is located. Once a loan application file is complete, the file is reviewed to determine whether the property securing the loan should undergo a desk or field review. This determination is made based on the loan-to-value ratio of the underlying property and the type of loan or loan program. If after the initial desk review, the underwriter requires additional information with regard to the appraised value of the property, a field review may also be conducted. The Company requires the appraiser to address neighborhood conditions, site and zoning status and the condition and valuation of improvements. Following each appraisal, the appraiser prepares a report which (when appropriate) includes a reproduction cost analysis based on the current cost of constructing a similar building and a market value analysis based on recent sales of comparable homes in the area. Title insurance policies are required on all first mortgage liens and second liens $100,000 and over, with a limited judgment lien report required on all second lien loans under $100,000.

  For Liberator Series loans, because of the sub-prime creditworthiness of the borrowers, the evaluation of the value of the property securing the loans and the ratio of loans secured by such property to its value become of greater importance in the underwriting process. The specific procedures and criteria utilized in the appraisal process range from a desk review, a field review, to a second appraisal, depending on the size of the loan and its loan-to-value ratio.

  The value of the mortgaged property has lesser importance with respect to the Portfolio Series loans in light of their high loan-to-value ratios. As a result, Portfolio Series loans generally have little or no equity in the mortgaged property available to repay the loan if it is in default. For Portfolio Series loans, the Company accepts the homeowner/mortgagee's "as stated" value on loans to $35,000. On loans in excess of $35,000 to a maximum of $50,000, the Company requires a current tax assessment, a statistical appraisal or a HUD-1 conformed closing statement where purchase of the subject property has occurred within the previous 12 months. For loans in excess of $50,000, a drive-by appraisal including comparable analysis on a FHLMC Form 704 is required.

  Qualified property inspection firms are also utilized for annual property inspections on all properties 45 days or more delinquent. Property inspections are intended to provide updated information concerning occupancy, maintenance and changes in market conditions.

  Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Company and delegates authority and responsibility for loan approvals to the Loan Committee and specified officers of the Company. All real estate loans must be approved by a quorum of the designated committee or by the designated individual or individuals.

  All loans underwritten by the Company require the approval and signature of two underwriters. Where there are exceptions to the Company's underwriting criteria, the loan must be unanimously approved by the underwriter, supervisory underwriter and the Senior Vice President of the Company or, if not unanimously approved, by the Company's President and Chief Executive Officer. It has been the Bank's policy to adhere strictly to its underwriting standards with few exceptions. Additionally, the following committees, groups of officers and individual officers are granted the authority to approve and commit the Company to the funding of the following categories of loans:

                                              LEVEL OF APPROVAL
                         -----------------------------------------------------------
                                                                      LOAN COMMITTEE
                           ONE STAFF      TWO STAFF         LOAN       AND BOARD OF
      TYPE OF LOAN        UNDERWRITER    UNDERWRITERS    COMMITTEE      DIRECTORS
      ------------       -------------- -------------- -------------- --------------
Mortgage loans held for
 sale...................       --       $1.0 million         --       More than $1.0
                                        or less(1)                    million

Mortgage loans held for
 investment.............       --       $250,000 or    More than      $550,000 or
                                        less           $250,000       more
                                                       but less than
                                                       $550,000

Other loans............. Personal loans All other      All other      All other
                         secured by     loans $25,000  loans more     loans in
                         Bank deposits  or less        than $25,000   excess of
                                                       but less than  $50,000
                                                       $50,000

--------
(1) Loans in excess of $500,000 require approval by an executive officer in addition to approval by two underwriters.

  The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to Office of Thrift Supervision ("OTS") regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1997, the Bank's loans to one borrower limit equaled $3.6 million. See "--Regulation--Federal Savings Institution Regulation--Loans-to-One Borrower."

LOAN SALES AND ASSET SECURITIZATIONS

  Loans are sold by the Company through securitizations and whole loan sales. With the exception of customary provisions relating to breaches of representations and warranties, loans securitized or sold by the Company are sold without recourse to the Company and generally are sold with servicing retained. For the years ended December 31, 1997, 1996 and 1995, the Company sold $94.4 million, $154.6 million, and $126.9 million in loans, respectively. For the years ended December 31, 1997 and 1996, the Company securitized $415.4 million and $51.9 million, respectively. No loans were securitized for the year ended December 31, 1995.

  In a securitization, the Company will generally transfer a pool of loans to a trust with the Company retaining the excess cash flows, known as residuals, from the securitization which consist of the difference between the interest rate of the mortgages and the coupon rate of the securities after adjustment for servicing and other costs such as trustee fees and credit enhancement fees. The cash generally will be used to repay advances on lines of credit used to finance the pool of loans that were acquired by the Company. Generally, the holders of the securities from the asset securitization are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance. The residual asset represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. The Company recognizes gain on sale of the loans in the securitization, which represents the excess of the estimated fair value of the residuals, net of closing and underwriting costs, less the allocated cost basis of the loans sold in the fiscal quarter in which such loans are sold. Management believes that it has made reasonable estimates of the fair value of the residual interests on its balance sheets. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded value of these residual interests are amortized as cash distributions are received from the trust holding the respective loan pool and are marked to market on a quarterly basis. The fair values of such residuals are based in part on market interest rates and projected loan prepayment and credit loss rates. Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses of these or similar securities may require the Company to write down the value of such residuals and result in a material adverse effect on the Company's results of operations and financial condition. During the year ended December 31, 1997, the Company revalued the 1997-1A residual and recorded a pre-tax unrealized loss of $2.1 million due to higher-than-expected prepayment speeds. The Company is not aware of an active market for the residuals. No assurance can be given that the residuals could in fact be sold at their carrying value, if at all.

  The Company may arrange for credit enhancement for a transaction to achieve an improved credit rating on the securities issued if this improves the level of profitability or cash flow generated by such transaction. This credit enhancement may take the form of an insurance and indemnity policy, insuring the holders of the securities of timely payment of the scheduled pass-through of interest and principal. In addition, the pooling and servicing agreements that govern the distribution of cash flows from the loan pool included in a transaction typically require over-collateralization as an additional means of credit enhancement. Over-collateralization may in some cases also require an initial deposit, the sale of loans at less than par or retention in the trust of collections from the pool until a specified over-collateralization amount has been attained. In the case of the Company's securitizations to date, the over-collateralization has been in the form of a cash deposit. The purpose of the over-collateralization is to provide a source of payment to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the holders of the residual interest; and at the termination of the related trust, any remaining amounts on deposit are distributed to the holders of the residual interest. Losses resulting from defaults by borrowers on the payment of principal or interest on the loans in a securitization will reduce the over-collateralization to the extent that funds are available and may result in a reduction in the value of the residual interest.

  The Company has completed four securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997 and one during the fourth quarter of 1997. The characteristics and results of these securitizations are as follows:

                            1996-1                    1997-1A                         1997-1B
                  --------------------------- ------------------------ -------------------------------------
Type of loan
securitized.....  Fixed Rate Liberator        Adjustable Rate          Fixed Rate Liberator
                  Series and Portfolio Series Liberator Series         Series and Portfolio Series
Weighted average
coupon..........  13.32%                      9.45%                    13.02%
Amount of
certificates
issued..........  $55.0 million               $38.5 million            $61.5 million
Pass-through
rate............  6.95%                       1 month LIBOR plus 21 bp 7.49%
Amount of loans
securitized(1)..  $51.9 million               $33.6 million            $46.5 million
Credit
enhancement.....  MBIA Insurance              MBIA Insurance           MBIA Insurance
                  Corporation                 Corporation              Corporation
Initial funding
of reserve
accounts........  $1.6 million                $941,000                 $3.1 million
Required reserve
level to be
funded..........  9.0% of original            5.5% of original         10.6% of original
                  outstanding balance of      outstanding balance of   outstanding balance of
                  loans                       loans                    loans
Gain on sale of
loans...........  $4.3 million                $5.7 million(2)          $5.7 million(2)
Gain on sale of
loans as a
percent of loans
sold............  8.29%                       7.12%(2)                 7.12%(2)
Estimated
prepayment
speed...........  17.0% H.E.P. (3)            25.0% C.P.R. (3)(4)      17.0% H.E.P.
Discount factor.  13.5%                       13.5%                    13.5%
Annual estimated
loss assumption.  1.5%                        0.5%                     0.5% of Liberator Series
                                                                       loans; 1.5% of Portfolio Series loans
Servicing fees..  0.50% for the first six     0.65% for the first      1.00% on fixed rate loans sold
                  months and 1.00% thereafter twelve months and 1.00%
                                              thereafter
Rating..........  AAA/Aaa (S&P/Moody's)       AAA/Aaa (S&P/Moody's)    AAA/Aaa (S&P/Moody's)
                            1997-2                     1997-3
                  -------------------------- --------------------------
Type of loan
securitized.....  Fixed Rate Portfolio       Fixed Rate
                  Series                     Portfolio Series
Weighted average
coupon..........  13.64%                     13.86%
Amount of
certificates
issued..........  $123.8 million             $250.0 million
Pass-through
rate............  7.12%(5)                   7.62%
Amount of loans
securitized(1)..  $100.9 million             $187.4 million
Credit
enhancement.....  Loan overcollateralization Loan overcollateralization
Initial funding
of reserve
accounts........  $1.3 million               None
Required reserve
level to be
funded..........  7.0% of original           6.3% of original
                  outstanding                outstanding
                  balance of loans           balance of loans
Gain on sale of
loans...........  $9.4 million               $10.7 million
Gain on sale of
loans as a
percent of loans
sold............  9.33%                      5.69%
Estimated
prepayment
speed...........  12.0% H.E.P.               14.0% H.E.P.
Discount factor.  13.5%                      13.5%
Annual estimated
loss assumption.  2.0%                       2.5%
Servicing fees..  1.00%                      1.00%
Rating..........  (6)                        (7)

----
(1) For 1996-1, an additional $3.1 million was funded during quarter ended March 31, 1997 which created a gain on sale of loans of $267,000. For 1997-1A, $4.9 million was funded in April 1997. For 1997-1B, $15.0 million was funded in April 1997. All of these prefunded amounts were sold under the same terms and conditions as set forth in the table above.
(2) The combined gain on sales of loans for 1997-1A and 1997-1B was $5.7 million. The percentages are based on the combined 1997-1A and 1997-1B securitizations.
(3) Home Equity Prepayment ("H.E.P.") and Constant Prepayment Rate ("C.P.R.") are methods of estimating prepayment speeds.
(4) This prepayment assumption was revised during the third quarter of 1997 resulting in an unrealized loss to the Company of $787,000.
(5) Weighted average rate.
(6) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/A2, the Class M-2 Notes were rated A/A2 and the Class B notes were rated BBB/Baa3.
(7) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/Aa2, the Class M-2 Notes were rated A/A2 and the Class B Notes were rated BBB/Baa2.

  The following table presents the actual loss and prepayment history as of December 31, 1997 for the securitizations conducted by the Company, except for the 1997-3 securitization, which was completed during December 1997 and for which meaningful data was not available as of that date:

                                                  1996-1  1997-1A 1997-1B 1997-2
                                                  ------  ------- ------- ------
   Lifetime actual loss percentage...............  0.75%     -- %  0.43%   0.08%
   Lifetime prepayments as a percentage of loans
    securitized annualized....................... 14.45    43.72   8.18    5.53

  The actual loss and prepayment history information provided above are not necessarily indicative of loss and prepayment results that may be experienced over the duration of the securitization.

  Although the Company will continue to sell whole loans, it plans to sell a significant portion of its loans in the future through securitizations. Securitizations are expected to increase the Company's cash flow thereby allowing the Company to increase its loan acquisition and origination volume. Securitizations are also expected to reduce the risks associated with interest rate fluctuations and provide access to longer term funding sources. The Company currently intends to conduct regular securitizations either through private placements or in public offerings. There can be no assurance that the Company will be able to successfully implement this strategy in the future.

  To the extent that loans are not sold in securitizations, whole loans will be sold pursuant to purchase, sale and servicing agreements negotiated with Loan Purchasers to purchase loans meeting the Company's underwriting criteria. At December 31, 1997 there were outstanding commitments to deliver mortgage loans in the amount of $62.6 million. The Company retains the servicing rights on the majority of loans sold. However, the Company also sells loans on a servicing released basis and may continue to subservice the loans for a fee for a period of time. The Company sells loans to a number of different investors with which it does business. As such, management believes that no one relationship with a Loan Purchaser constitutes the predominant source of sales for the Company and the Company does not rely on any specific entities for sales of its loans.

COMMERCIAL REAL ESTATE AND MULTI-FAMILY REAL ESTATE LENDING

  Consistent with its strategy of developing niche lending markets, the Company has begun to increase its efforts to originate and purchase multi-family and commercial real estate loans both in its primary market area and throughout the United States. Specifically, the Company has begun to target the market for borrowers seeking loans in the range of $50,000 to $1.5 million, subject to the Bank's loans-to-one borrower limit, currently $3.6 million, which are secured by multi-family properties or properties used for commercial business purposes such as small office buildings, light industrial or retail facilities. Since the Company has been able to acquire such loans at a discount and expects to be able to continue to acquire such loans at a discount or low premium, management believes that the origination and subsequent sale of commercial and multi-family real estate loans will increase the Company's cash flow. The Company has streamlined and standardized its processing of commercial and multi-family real estate loans with a view to sale in the secondary market or securitization. Since 1994, substantially all commercial and multi-family real estate loans originated by the Company have been sold in the secondary market without recourse. Although there can be no assurances in this regard, management intends to gradually expand these operations, thereby adding a source of revenue for the Company as well as providing loans for future securitizations. There can be no assurances, however, that any such securitization will be completed in the future. Securitization of commercial and multi-family real estate loans is significantly less standardized and streamlined than securitization of one- to four-family residential mortgage loans.

  Management believes that it has the infrastructure in place to safely diversify its product line into this niche market. Two of the Company's senior executive officers, Daniel L. Perl and Joseph R. L. Passerino, have combined experience of approximately 27 years in commercial and multi-family real estate lending and have developed substantial relationships with commercial and multi-family real estate originators throughout the United States. In addition, the Company works primarily with a select group of approximately 100 mortgage brokers nationwide with specifically delineated credentials. The Company also works with four correspondents and expects to expand that number of approved correspondents to 15 in the near future. Commercial and multi-family real estate loan correspondents in the Company's network must have a net worth of at least $1.0 million, a two to three year history of funding and servicing multi-family and commercial real estate loans and errors and omissions insurance of at least $1.0 million. In addition, an on-site inspection of the facilities of each of these correspondents is conducted by the Bank's Senior Vice President. Where loans are originated by other than this pre-approved group of correspondents, the Company will underwrite the loan. The Company also works with a contract appraiser with nationwide experience in appraising commercial and multi-family real estate loans who appraises or reviews the appraisals on all such properties.

  The Company's policy is to not make commercial or multi-family real estate loans to borrowers who are in bankruptcy, foreclosure, have loans more than 30 days delinquent or other combinations of credit weaknesses unacceptable to the Company. The Company targets high to medium credit quality borrowers. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property depending on the borrower's creditworthiness. Multi-family real estate loans may be made in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family real estate loans may be either fixed rate or adjustable rate loans. These loans include prepayment penalties if repaid within the first three to five years. When evaluating a commercial or multi-family real estate loan, the Company considers the net operating income of the property and the borrower's expertise, credit history and personal cash flows. The Company has generally required that the properties securing commercial real estate and multi-family real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 120%. The largest commercial real estate loan in the Company's held for sale portfolio at December 31, 1997 was $776,000 and is secured by a five-unit office building in Venice, California while the largest multi-family real estate loan in the Company's held for sale portfolio at December 31, 1997 was $1.2 million secured by a 39 unit multi-family property located in Yucaipa, California. At December 31, 1997 the Company's commercial real estate portfolio was $16.8 million, or 5.36% of total gross loans, $10.7 million of which were held for sale. The Company's multi-family real estate portfolio at that same date was $10.7 million, or 3.41% of total gross loans, $8.6 million of which were held for sale.

  Repayment of multi-family and commercial real estate loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. The Company attempts to offset the risks associated with multi-family and commercial real estate lending by primarily lending to individuals who will be actively involved in the management of the property and generally to individuals who have proven management experience, and by making such loans with lower loan-to-value ratios than one- to four-family loans.

HISTORICAL AND LOCAL LENDING PORTFOLIO

  The Company's portfolio of loans held for investment (the "historical loan portfolio") was primarily originated prior to 1994. Such loans generally consist of adjustable rate one- to four-family loans and adjustable rate multi-family and commercial real estate loans. The Company's gross historical loan portfolio has decreased in size from $48.0 million at December 31, 1994 to $31.7 million at December 31, 1997. The largest loan in the Company's held for investment portfolio at December 31, 1997 was $582,000 secured by a hotel located in San Bernardino, California. At December 31, 1997, substantially all of the Company's historical loan portfolio was secured by properties located in California. For a discussion of loss experience on the historical and local lending portfolio, see "--Lending Overview--Allowance for Loan Losses" and "-- Non-Accrual and Past Due Loans."

CONSUMER AND OTHER LENDING

  The Company's consumer and other loans generally consist of overdraft lines of credit, commercial business loans and unsecured personal loans. At December 31, 1997, the Company's consumer and other loan portfolio was $6.9 million or 2.21% of total gross loans. Of this amount, $6.3 million consisted of unsecured home improvement loans purchased from a single originator in March 1997. These loans were purchased as part of management's evaluation of new product lines for possible future growth.

LOAN SERVICING

  Through December 31, 1993, the Company's loan servicing portfolio consisted solely of loans originated directly by the Company and retained for investment or sold, primarily as participations, to others. Commencing in January of 1994 through June of 1995, the Company purchased mortgage servicing rights on FNMA and FHLMC loans in order to expand the size of its loan servicing department and to further develop its loan servicing capabilities. The entire FHLMC servicing portfolio was resold in December 1995. Effective July 1, 1995, with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, which required the Company to capitalize the value of originated mortgage servicing rights, the Company began to retain substantially all servicing rights on loans sold. In addition, the Company intends to retain the servicing rights to the loans it securitizes. The pooling and servicing agreements related to the securitizations completed to date contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates which, if exceeded, would allow the termination of the Company's right to service the related loans. Servicing rights were $8.5 million at December 31, 1997. At December 31, 1997, the Company serviced $832.4 million of loans of which $536.7 million were serviced for others. There can be no assurance that the Company's estimates used to determine the fair value of mortgage servicing rights will remain appropriate for the life of the loans sold or the securitizations. If actual loan prepayments or delinquencies exceed the Company's estimates, the carrying value of the Company's mortgage servicing rights may have to be written down through a charge against earnings. The Company cannot write up such assets to reflect slower than expected prepayments, although slower prepayments may increase future earnings as the Company will receive cash flows in excess of those anticipated. Fluctuations in interest rates may also result in a write-down of the Company's mortgage servicing rights in subsequent periods. During 1997 the Company recorded a write-down of $1.3 million on mortgage servicing rights as a result of higher than anticipated prepayment speeds on adjustable rate mortgage loans.

  The loan servicing and collections department has increased in size from four persons at December 31, 1994 to 28 persons at December 31, 1997. Within this department, personnel have experience in both sub-prime lending and also in managing the Company's non-performing loans in its historical local lending portfolio. This experience was gained in part during the economic downturn in Southern California and resulted in a low loss experience for the Company. See "--Lending Overview--Allowance for Loan Losses." The head of the servicing department has more than 24 years of experience in loan servicing and collections, including responsibility for a $10.0 billion portfolio of approximately 255,000 loans and a staff of 70 people. During the first quarter of 1998, substantial space in Riverside, California has been leased for the loan servicing and collections operations. The Company has enhanced its telephonic systems by purchasing a power dialing system, which became operational in the first quarter of 1998. In addition, the Company intends to enhance its computer systems by adding document imaging, which creates an image of each document in a loan file accessible through the Company's wide area network. This system is expected to become operational in the second quarter of 1998.

  The Company's loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties. The Company receives a servicing fee for performing these services for others.

  While most of the Company's servicing portfolio is generated through its origination and purchase activities, when economically attractive, the Company has, from time to time, made bulk purchases of mortgage servicing rights from financial institutions. The Company does not intend to make significant bulk purchases of servicing rights in the near future but may do so depending on market opportunities. The mortgage loans underlying the servicing rights retained by the Company have been historically underwritten by the Company. These servicing rights were either originated by mortgage brokers or purchased through various programs from correspondents or junior correspondents. The costs to acquire servicing are based on the present value of the estimated future servicing revenues, net of the expected servicing expenses, for each acquisition. Major factors impacting the value of servicing rights include contractual service fee rates, projected mortgage prepayment speed, projected delinquencies and foreclosures, projected escrow, agency and fiduciary funds to be held in connection with such servicing and the projected benefit to be realized from such funds.

  In addition to weekly loan delinquency meetings which are attended by members of senior management, the loan committee of the Board of Directors generally performs a monthly review of all delinquent loans 90 days or more past due. In addition, management reviews on an ongoing basis all delinquent loans. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Company generally sends the borrower a written notice of non-payment within ten days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current, the Company generally sends a notice of the intent to foreclose 25 days after the loan is first past due. If the borrower does not cure the delinquency and it becomes necessary for the Company to take legal action, which typically occurs after a loan is delinquent at least 30 days or more, the Company will commence foreclosure proceedings against any real property that secures the loan. If a loan remains delinquent on the 45th day, a property inspection will be made to verify occupancy, determine the condition of the property and as an attempt to contact the borrower in person. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

  Regulation and practices in the United States regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure is effected by judicial action, the foreclosure proceedings may take several months.

  In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender.

  There are a number of restrictions that may limit the Company's ability to foreclose on a property. A lender may not foreclose on the property securing a junior mortgage loan unless it forecloses subject to each senior mortgage, in which case the junior lender or purchaser at such a foreclosure sale will take title to the property subject to the lien securing the amount due on the senior mortgage. Moreover, if a borrower has filed for bankruptcy protection, a lender may be stayed from exercising its foreclosure rights. Also, certain states provide a homestead exemption that may restrict the ability of a lender to foreclose on residential property.

  Credit Quality of Servicing Portfolio. The following table illustrates the Company's delinquency and default experience with respect to its loan servicing portfolio:

                                                                       AT DECEMBER 31,
                   -------------------------------------------------------------------------------------------------------------
                                    1997                                    1996                                    1995
                   --------------------------------------- --------------------------------------- -----------------------------
                   NUMBER OF    % OF               % OF    NUMBER OF    % OF               % OF    NUMBER OF    % OF
                     LOANS/    LOANS   PRINCIPAL SERVICING   LOANS/    LOANS   PRINCIPAL SERVICING   LOANS/    LOANS   PRINCIPAL
                   PROPERTIES SERVICED  BALANCE  PORTFOLIO PROPERTIES SERVICED  BALANCE  PORTFOLIO PROPERTIES SERVICED  BALANCE
                   ---------- -------- --------- --------- ---------- -------- --------- --------- ---------- -------- ---------
                                                                   (DOLLARS IN THOUSANDS)
Delinquency
percentage(1)(2)
 30-59 days......       282     1.46%  $  9,356    1.12%        10      0.26%  $    860    0.36%        22      0.74%  $  2,118
 60-89 days......       148     0.76      3,664    0.44         --        --         --      --          9      0.30        482
 90 days and
 over............       333     1.72      3,128    0.38          3      0.08        143    0.06         10      0.33        762
                     ------     ----   --------    ----      -----      ----   --------    ----      -----      ----   --------
 Total
 delinquency.....       763     3.94%  $ 16,148    1.94%        13      0.34%  $  1,003    0.42%        41      1.37%  $  3,362
                     ======     ====   ========    ====      =====      ====   ========    ====      =====      ====   ========
Default
percentage(3)
 Foreclosure.....        52     0.27%  $  6,269    0.75%        56      1.48%  $  6,279    2.64%         7      0.23%  $    793
 Bankruptcy......        49     0.25      2,814    0.34          9      0.24        778    0.33          2      0.07        288
 Real estate
 owned(4)........        33     0.17      3,509    0.42          9      0.24      1,197    0.50          8      0.27      1,221
                     ------     ----   --------    ----      -----      ----   --------    ----      -----      ----   --------
 Total default...       134     0.69%  $ 12,592    1.51%        74      1.96%  $  8,254    3.47%        17      0.57%  $  2,302
                     ======     ====   ========    ====      =====      ====   ========    ====      =====      ====   ========
Total servicing
portfolio........    19,359            $832,393              3,781             $237,958              2,986             $253,711
                     ======            ========              =====             ========              =====             ========
                     % OF
                   SERVICING
                   PORTFOLIO
                   ---------
Delinquency
percentage(1)(2)
 30-59 days......    0.83%
 60-89 days......    0.19
 90 days and
 over............    0.30
                   ---------
 Total
 delinquency.....    1.32%
                   =========
Default
percentage(3)
 Foreclosure.....    0.32%
 Bankruptcy......    0.11
 Real estate
 owned(4)........    0.48
                   ---------
 Total default...    0.91%
                   =========
Total servicing
portfolio........

----
(1) The delinquency percentage represents the number and outstanding principal balance of loans for which payments are contractually past due, exclusive of loans in foreclosure, bankruptcy, real estate owned or forbearance.

(2) The past due period is based on the actual number of days that a payment is contractually past due. A loan as to which a monthly payment was due 60-89 days prior to the reporting period is considered 60-89 days past due, etc.

(3) The default percentage represents the number and outstanding principal balance of loans in foreclosure, bankruptcy or real estate owned.

(4) An "REO Property" is a property acquired and held as a result of foreclosure or deed in lieu of foreclosure.

LENDING OVERVIEW

  Loan Portfolio Composition. At December 31, 1997, the Company's gross loans outstanding totaled $312.5 million, of which $280.9 million, or 89.9%, were held for sale and $31.7 million, or 10.1%, were held for investment. The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

  The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                         AT DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                               1997              1996              1995              1994             1993
                         -----------------  ----------------  ----------------  ---------------  ---------------
                                   PERCENT           PERCENT           PERCENT          PERCENT          PERCENT
                                     OF                OF                OF               OF               OF
                          AMOUNT    TOTAL   AMOUNT    TOTAL   AMOUNT    TOTAL   AMOUNT   TOTAL   AMOUNT   TOTAL
                         --------  -------  -------  -------  -------  -------  ------- -------  ------- -------
                                                      (DOLLARS IN THOUSANDS)
Real estate(1):
 Residential:
 One- to four-family.... $278,205   89.02%  $54,275   78.67%  $54,007   84.04%  $53,755  82.62%  $55,841  83.01%
 Multi-family...........   10,653    3.41     4,752    6.89     2,412    3.75     2,685   4.12     2,296   3.41
 Commercial.............   16,763    5.36     9,659   14.00     7,522   11.71     8,131  12.50     8,389  12.47
Other loans:
 Loans secured by
  deposit accounts......      165    0.05       177    0.25       186    0.29       213   0.33       396   0.59
 Unsecured commercial
  loans.................       63    0.02        67    0.10        70    0.11       197   0.30       190   0.28
 Unsecured consumer
  loans.................    6,675    2.14        65    0.09        63    0.10        84   0.13       162   0.24
                         --------  ------   -------  ------   -------  ------   ------- ------   ------- ------
   Total gross loans....  312,524  100.00%   68,995  100.00%   64,260  100.00%   65,065 100.00%   67,274 100.00%
                         --------  ======   -------  ======   -------  ======   ------- ======   ------- ======
Less (plus):
 Deferred loan
  origination (costs)
  fees and (premiums)
  discounts.............   (8,393)             (543)             (298)               56              109
 Allowance for estimated
  loan losses...........    2,573             1,625             1,177               832              436
                         --------           -------           -------           -------          -------
   Loans receivable,
    net................. $318,344           $67,913           $63,381           $64,177          $66,729
                         ========           =======           =======           =======          =======

--------
(1) Includes second trust deeds.

  Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1997. There were $280.9 million of loans held for sale, gross, at December 31, 1997. The table does not reflect prepayment assumptions.

                                             AT DECEMBER 31, 1997
                                 ----------------------------------------------
                                 ONE- TO                               TOTAL
                                  FOUR-    MULTI-             OTHER    LOANS
                                  FAMILY   FAMILY  COMMERCIAL LOANS  RECEIVABLE
                                 --------  ------- ---------- ------ ----------
                                            (DOLLARS IN THOUSANDS)
Amounts due:
 One year or less............... $ 17,675  $   --   $   310   $  248  $ 18,233
 After one year:
  More than one year to three
   years........................    1,025       61    1,359      455     2,900
  More than three years to five
   years........................      475      503    4,674    2,496     8,148
  More than five years to 10
   years........................    1,388    2,383    3,166    3,577    10,514
  More than 10 years to 20
   years........................   63,566    2,696    1,063      --     67,325
  More than 20 years............  194,076    5,010    6,191      127   205,404
                                 --------  -------  -------   ------  --------
    Total amount due............  278,205   10,653   16,763    6,903   312,524
                                 --------  -------  -------   ------  --------
 Less (plus):
  Unamortized discounts
   (premiums), net..............   (6,813)     --       --       --     (6,813)
  Deferred loan origination fees
   (costs)......................   (1,849)     121      148      --     (1,580)
  Allowance for estimated loan
   losses.......................    1,206       66      150    1,151     2,573
                                 --------  -------  -------   ------  --------
    Total loans, net............  285,661   10,466   16,465    5,752   318,344
                                 --------  -------  -------   ------  --------
  Loans held for sale, net......  264,954    8,513   10,601    5,200   289,268
                                 --------  -------  -------   ------  --------
  Loans held for investment,
   net.......................... $ 20,707  $ 1,953  $ 5,864   $  552  $ 29,076
                                 ========  =======  =======   ======  ========

  The following table sets forth at December 31, 1997, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates. The Company's adjustable-rate mortgage loans require that any payment adjustment resulting from a change in the interest rate be made to both the interest and payment in order to result in full amortization of the loan by the end of the loan term, and thus, do not permit negative amortization.

                                                   DUE AFTER DECEMBER 31, 1998
                                                   ----------------------------
                                                    FIXED   ADJUSTABLE  TOTAL
                                                   -------- ---------- --------
                                                      (DOLLARS IN THOUSANDS)
   Real estate loans:
    Residential:
     One- to four-family.........................  $107,354  $153,176  $260,530
     Multi-family................................     9,280     1,373    10,653
    Commercial...................................     6,196    10,257    16,453
    Other loans..................................     6,655       --      6,655
                                                   --------  --------  --------
       Total gross loans receivable..............  $129,485  $164,806  $294,291
                                                   ========  ========  ========

  The following tables set forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
   Gross loans(1):
   Beginning balance...............................  $ 68,995 $ 64,260 $ 65,065
    Loans originated:
     One- to four-family(2)........................   341,294  100,745   38,259
     Multi-family..................................    18,019    2,976      --
     Commercial....................................    13,631    7,172      --
     Other loans...................................       837      126      358
                                                     -------- -------- --------
       Total loans originated......................   373,781  111,019   38,617
    Loans purchased(3).............................   399,326  111,534   96,155
                                                     -------- -------- --------
     Total loans originated and purchased..........   773,107  222,553  134,772
                                                     -------- -------- --------
       Total.......................................   842,102  286,813  199,837
   Less:
    Principal repayments...........................    17,597    9,184    6,719
    Sales of loans.................................    94,379  154,620  126,875
    Securitizations of loans.......................   415,368   51,944      --
    Transfer to REO................................     2,234    2,070    1,983
                                                     -------- -------- --------
       Total loans.................................   312,524   68,995   64,260
    Loans held for sale............................   280,859   30,454   21,397
                                                     -------- -------- --------
   Ending balance loans held for investment........  $ 31,665 $ 38,541 $ 42,863
                                                     ======== ======== ========

--------
(1)  Gross loans includes loans held for investment and loans held for sale.
(2)  Includes second trust deeds.
(3) Loans purchased consist predominantly of one- to four-family residential Liberator Series and Portfolio Series loans.

  Delinquencies and Classified Assets. Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

  When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

  A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions in prior years, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

  The Bank's Internal Asset Review Committee reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The following table sets forth information concerning loans, REO and total assets classified as substandard at December 31, 1997. At December 31, 1997 the Bank had $4.0 million of assets classified as Special Mention, $6.8 million of assets classified as Substandard, $560,000 of assets classified as Doubtful and $171,000 of assets classified as Loss. As of December 31, 1997, assets classified as Special Mention include 61 loans totaling $4.0 million secured by one- to four-family residential properties. At December 31, 1997, the largest loan classified as Special Mention had a loan balance of $226,000 and is secured by a one- to four-family residential property located in Encinitas, California. As set forth below, as of December 31, 1997, assets classified as Substandard, Doubtful and Loss include 334 loans totaling $5.9 million.

                                                          AT DECEMBER 31, 1997
                         ---------------------------------------------------------------------------------------
                                                                                    TOTAL SUBSTANDARD, DOUBTFUL
                                    LOANS                          REO                    AND LOSS ASSETS
                         ---------------------------- ----------------------------- ----------------------------
                          GROSS     NET     NUMBER OF  GROSS     NET     NUMBER OF   GROSS     NET     NUMBER OF
                         BALANCE BALANCE(1)   LOANS   BALANCE BALANCE(1) PROPERTIES BALANCE BALANCE(1)  ASSETS
                         ------- ---------- --------- ------- ---------- ---------- ------- ---------- ---------
                                                         (DOLLARS IN THOUSANDS)
Residential:
 One- to four-family.... $4,831    $4,660       45    $1,471    $1,471       16     $6,302    $6,131       61
 Multi-family...........    --        --       --         48        48        1         48        48        1
Commercial..............    131       131        1       --        --       --         131       131        1
Other loans.............  1,084     1,084      288       --        --       --       1,084     1,084      288
                         ------    ------      ---    ------    ------      ---     ------    ------      ---
  Total loans........... $6,046    $5,875      334    $1,519    $1,519       17     $7,565    $7,394      351
                         ======    ======      ===    ======    ======      ===     ======    ======      ===

--------
(1) Net balances are reduced for specific loss allowances established against substandard loans and real estate.

  Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO in the Company's loans held for investment. There was one troubled-debt restructured loan within the meaning of SFAS 15, and 17 REO properties at December 31, 1997. Until September 30, 1996 it was the policy of the Company to cease accruing interest on loans at the time foreclosure proceedings commenced, which typically occurred when a loan is 45 days past due or possibly longer depending on the circumstances, which period will not exceed 90 days past due. Subsequent to March 31, 1996, the Company adopted a policy to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $424,000, $179,000, $67,000, $106,000 and $117,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was zero, $12,000, $11,000, $10,000 and $1,000.

                                                 AT DECEMBER 31,
                                        --------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------  ------  ------  ------  ------
                                              (DOLLARS IN THOUSANDS)
Non-accrual loans:
 Residential real estate:
  One- to four-family.................. $3,245  $2,361  $1,305  $1,766  $1,919
  Multi-family.........................    --       45     --      --      --
 Commercial............................    131     --       82      78     197
 Other loans...........................  1,750      10      10      45      62
                                        ------  ------  ------  ------  ------
  Total................................  5,126   2,416   1,397   1,889   2,178
REO, net(1)............................  1,440     561     827     555   1,772
                                        ------  ------  ------  ------  ------
  Total non-performing assets.......... $6,566  $2,977  $2,224  $2,444  $3,950
                                        ======  ======  ======  ======  ======
Restructured loans..................... $  131  $  131  $  131  $  --   $   15
Classified assets, gross...............  7,565   4,829   3,929   3,951   4,165
Allowance for estimated loan losses as
 a percent of gross loans
 receivable(2).........................   0.82%   2.36%   1.83%   1.28%   0.65%
Allowance for estimated loan losses as
 a percent of total non-performing
 loans(3)..............................  50.20   67.26   84.25   44.04   20.02
Non-performing loans as a percent of
 gross loans receivable(2)(3)..........   1.64    3.50    2.17    2.90    3.24
Non-performing assets as a percent of
 total assets(3).......................   1.59    2.86    3.00    3.42    5.05

--------
(1) REO balances are shown net of related loss allowances.

(2) Gross loans includes loans receivable held for investment and loans receivable held for sale.

(3) Non-performing assets consist of non-performing loans and REO. Prior to April 1, 1996, non-performing loans consisted of all loans 45 days or more past due and all other non-accrual loans. Following March 31, 1996, non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.

  The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                AT DECEMBER 31, 1997              AT DECEMBER 31, 1996
                          --------------------------------- ---------------------------------
                             60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                          ---------------- ---------------- ---------------- ----------------
                          NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL NUMBER PRINCIPAL
                            OF    BALANCE    OF    BALANCE    OF    BALANCE    OF    BALANCE
                          LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS  LOANS  OF LOANS
                          ------ --------- ------ --------- ------ --------- ------ ---------
                                                (DOLLARS IN THOUSANDS)
One- to four-family.....    27    $2,328     33    $3,245      3     $354      21    $2,361
Multi-family............    --        --     --        --     --       --       1        45
Commercial..............    --        --      1       131     --       --      --        --
Other loans.............   115       583    321     1,750     --       --       1        10
                           ---    ------    ---    ------    ---     ----     ---    ------
 Total..................   142    $2,911    355    $5,126      3     $354      23    $2,416
                           ===    ======    ===    ======    ===     ====     ===    ======
Delinquent loans to
 total gross loans......            0.93%            1.64%           0.51%             3.50%
                                  ======           ======            ====            ======
                                AT DECEMBER 31, 1995
                          ---------------------------------
                             60-89 DAYS    90 DAYS OR MORE
                          ---------------- ----------------
                          NUMBER PRINCIPAL NUMBER PRINCIPAL
                            OF    BALANCE    OF    BALANCE
                          LOANS  OF LOANS  LOANS  OF LOANS
                          ------ --------- ------ ---------
                               (DOLLARS IN THOUSANDS)
One- to four-family.....     8    $  446     13    $1,286
Multi-family                --        --     --        --
Commercial                  --        --     --        --
Other loans.............    --        --      1        10
                           ---    ------    ---    ------
Total...................     8    $  446     14    $1,296
                           ===    ======    ===    ======
Delinquent loans to
 total gross loans......            0.69%            2.01%
                                  ======           ======

  Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 1997, the Company's allowance for loan losses was 0.82% of gross loans compared to 2.36% as of December 31, 1996. The Company had non-accrual loans of $5.1 million and $2.4 million at December 31, 1997 and December 31, 1996, respectively. The Company will continue to monitor and modify its allowances for loan losses as conditions dictate.

  The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  --------  -------  -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period... $  1,625  $ 1,177  $   832  $   436  $   308
Provision for loan losses........    1,850      963    1,194    1,306      404
Charge-offs:
  Real estate:
    One- to four-family..........      901      668      736      771      301
    Multi-family.................      --        45      --       --       --
    Commercial...................      --        11      111       47      --
  Other loans....................        8       10       67       95      --
                                  --------  -------  -------  -------  -------
      Total......................      909      734      914      913      301
Recoveries.......................        7      219       65        3       25
                                  --------  -------  -------  -------  -------
Balance at end of period......... $  2,573  $ 1,625  $ 1,177  $   832  $   436
                                  ========  =======  =======  =======  =======
Average net loans outstanding.... $191,803  $72,556  $65,521  $65,566  $68,511
                                  ========  =======  =======  =======  =======
Net charge-offs to average net
 loans outstanding...............     0.47%    0.71%    1.30%    1.39%    0.40%

  The following table sets forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                                                               AT DECEMBER 31,
                  ---------------------------------------------------------------------------------------------------------------
                             1997                        1996                        1995                        1994
                  --------------------------- --------------------------- --------------------------- ---------------------------
                                   PERCENT OF                  PERCENT OF                  PERCENT OF                  PERCENT OF
                                     GROSS                       GROSS                       GROSS                       GROSS
                                    LOANS IN                    LOANS IN                    LOANS IN                    LOANS IN
                          PERCENT     EACH            PERCENT     EACH            PERCENT     EACH            PERCENT     EACH
                            OF      CATEGORY            OF      CATEGORY            OF      CATEGORY            OF      CATEGORY
                         ALLOWANCE  TO TOTAL         ALLOWANCE  TO TOTAL         ALLOWANCE  TO TOTAL         ALLOWANCE  TO TOTAL
                         TO TOTAL    GROSS           TO TOTAL    GROSS           TO TOTAL    GROSS           TO TOTAL    GROSS
                  AMOUNT ALLOWANCE   LOANS    AMOUNT ALLOWANCE   LOANS    AMOUNT ALLOWANCE   LOANS    AMOUNT ALLOWANCE   LOANS
                  ------ --------- ---------- ------ --------- ---------- ------ --------- ---------- ------ --------- ----------
                                                                           (DOLLARS IN THOUSANDS)
One- to four-
family..........  $1,206   46.87%     89.02%  $1,462   89.97%     78.67%  $1,001   85.05%     84.04%   $604    72.60%     82.62%
Multi-family....      66    2.57       3.41       20    1.23       6.89       14    1.19       3.75      10     1.20       4.12
Commercial......     150    5.83       5.36      124    7.63      14.00      143   12.15      11.71     164    19.71      12.50
Other...........   1,151   44.73       2.21       19    1.17       0.44       19    1.61       0.50      54     6.49       0.76
                  ------  ------     ------   ------  ------     ------   ------  ------     ------    ----   ------     ------
Total allowance
for loan losses.  $2,573  100.00%    100.00%  $1,625  100.00%    100.00%  $1,177  100.00%    100.00%   $832   100.00%    100.00%
                  ======  ======     ======   ======  ======     ======   ======  ======     ======    ====   ======     ======
                            1993
                  -------------------------
                                   PERCENT
                                   OF GROSS
                                   LOANS IN
                          PERCENT    EACH
                            OF     CATEGORY
                         ALLOWANCE TO TOTAL
                         TO TOTAL   GROSS
                  AMOUNT ALLOWANCE  LOANS
                  ------ --------- --------
One- to four-
family..........   $287    65.83%    83.01%
Multi-family....     10     2.29      3.41
Commercial......     98    22.48     12.47
Other...........     41     9.40      1.11
                  ------ --------- --------
Total allowance
for loan losses.   $436   100.00%   100.00%
                  ====== ========= ========

REO

  At December 31, 1997, the Company had $1.4 million of REO, net of allowances. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management and an allowance for REO losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated cost to sell. It is the policy of the Company to obtain an appraisal on all REO at the time of possession and every six months thereafter.

INVESTMENT ACTIVITIES

  Federally chartered savings institutions, such as the Bank, have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "--Regulation--Federal Savings Institution Regulation--Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

  The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable equity securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof and other financial institutions.

  At December 31, 1997 the Company had $9,000 in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FHLMC and are being held-to-maturity. The Company may increase its investment in mortgage-backed securities in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

  At December 31, 1997, the residual assets, which resulted from the Company's asset securitizations, of $40.7 million were classified as trading securities. For regulatory reasons, the residual assets and restricted cash are held by the Company. Future residuals and related assets generated by asset securitizations will be held by the Bank only until they can be sold to the Company or disposed of in some other transaction. The residual assets and any future residuals generated by future asset securitizations and held by the Company will be marked to market on a quarterly basis with unrealized gains and losses recorded in operations. See "--Loan Sales and Asset Securitizations."

  The following table sets forth certain information regarding the carrying and fair values of the Company's securities (excluding residual assets) at the dates indicated. There were no securities available-for-sale at the dates indicated:

                                                AT DECEMBER 31,
                                -----------------------------------------------
                                     1997            1996            1995
                                --------------- --------------- ---------------
                                CARRYING  FAIR  CARRYING  FAIR  CARRYING  FAIR
                                 VALUE   VALUE   VALUE   VALUE   VALUE   VALUE
                                -------- ------ -------- ------ -------- ------
                                            (DOLLARS IN THOUSANDS)
Securities:
  Held-to-maturity:
    U.S. Treasury and other
    agency securities..........  $6,070  $6,088  $8,827  $8,785  $2,689  $2,689
    Mortgage-backed securities.       9       9      10      10      11      11
                                 ------  ------  ------  ------  ------  ------
      Total securities held-to-
      maturity.................  $6,079  $6,097  $8,837  $8,795  $2,700  $2,700
                                 ======  ======  ======  ======  ======  ======

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities (excluding residual assets) as of December 31, 1997. There were no securities available-for-sale at December 31, 1997.

                                                           AT DECEMBER 31, 1997
                         -----------------------------------------------------------------------------------------
                                             MORE THAN ONE    MORE THAN FIVE
                                             YEAR TO FIVE      YEARS TO TEN      MORE THAN TEN
                         ONE YEAR OR LESS        YEARS             YEARS             YEARS             TOTAL
                         ----------------- ----------------- ----------------- ----------------- -----------------
                                  WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED
                         CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE
                          VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD
                         -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                          (DOLLARS IN THOUSANDS)
Securities:
  Held-to-maturity:
    U.S. Treasury and
    other agency
    securities..........  $3,004    5.71%   $1,999    6.13%    $--      --       $--      --  %   $5,003    5.88%
    Mortgage-backed
    securities..........     --                --               --      --          9     7.50         9    7.50
                          ------            ------             ----              ----             ------
      Total held-to-
      maturity..........   3,004    5.71     1,999    6.13      --      --          9     7.50     5,012    5.88
FHLB stock..............   1,067    5.88       --       --      --      --        --       --      1,067    5.88
                          ------            ------                               ----             ------
      Total securities
      held-to-maturity..  $4,071    5.76    $1,999    6.13     $--      --       $  9     7.50    $6,079    5.88
                          ======            ======             ====              ====             ======

SOURCES OF FUNDS

  General. Deposits, lines of credit, loan repayments and prepayments, proceeds from sales and securitization of loans, cash flows generated from operations and borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

  Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 1997, certificates of deposit constituted 87.3% of total average deposits. The term of the fixed-rate certificates of deposit offered by the Company vary from 30 days to eighteen years and the offering rates are established by the Company on a weekly basis. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 1997, the Company had $187.5 million of certificate accounts maturing in one year or less.

  The Company relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. In addition, the Company seeks to attract deposits from outside of its market area by using nationwide advertising. In order to meet its liquidity needs for the purchase of loans, from time to time the Company offers above market interest rates on short term certificate accounts and may utilize brokered deposits. At December 31, 1997, the Company had brokered deposits totaling $4.7 million.

  Although the Company has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Company's certificate of deposit accounts and, based on historical experience, and the Company's current pricing strategy, believes that it will retain a large portion of such accounts upon maturity. Further increases in short-term certificate of deposit accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Company's deposit base being less stable than if it had a large amount of core deposits which, in turn, may result in further increases in the Company's cost of deposits. Notwithstanding the foregoing, the Company believes that it will continue to have access to sufficient amounts of certificates of deposit accounts which, together with other funding sources, will provide it with the necessary level of liquidity to continue to implement its business strategies.

  The following table presents the deposit activity of the Company for the periods indicated:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
Net deposits (withdrawals)............................ $118,078 $15,700 $(1,329)
Interest credited on deposit accounts.................    7,976   2,476   3,175
                                                       -------- ------- -------
  Total increase (decrease)
   in deposit accounts................................ $126,054 $18,176 $ 1,846
                                                       ======== ======= =======

  At December 31, 1997, the Company had $52.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                      WEIGHTED
                       MATURITY PERIOD                      AMOUNT  AVERAGE RATE
                       ---------------                      ------- ------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
   Three months or less.................................... $14,500     5.90%
   Over three through 12 months............................  23,500     6.03
   Over 12 months..........................................  14,809     5.97
                                                            -------
     Total................................................. $52,809     5.98
                                                            =======

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------
                                     1997                      1996                      1995
                          -------------------------- ------------------------- -------------------------
                                   PERCENT                   PERCENT                   PERCENT
                                   OF TOTAL WEIGHTED         OF TOTAL WEIGHTED         OF TOTAL WEIGHTED
                          AVERAGE  AVERAGE  AVERAGE  AVERAGE AVERAGE  AVERAGE  AVERAGE AVERAGE  AVERAGE
                          BALANCE  DEPOSITS   RATE   BALANCE DEPOSITS   RATE   BALANCE DEPOSITS   RATE
                          -------- -------- -------- ------- -------- -------- ------- -------- --------
                                                      (DOLLARS IN THOUSANDS)
Passbook accounts.......  $  4,003    2.72%   2.10%  $ 4,401    6.03%   2.09%  $ 5,090    7.53%   2.50%
Money market accounts...     2,971    2.00    2.96     4,233    5.80    2.79     5,493    8.12    2.62
Checking accounts.......    11,756    8.00    2.37     7,048    9.65    1.59     6,434    9.51    1.43
                          --------  ------           -------  ------           -------  ------
 Total..................    18,730   12.72    2.41    15,682   21.48    2.05    17,017   25.16    2.13
Certificate accounts:
 Three months or less...    15,887   10.81    5.54     3,994    5.47    5.66    11,570   17.11    5.09
 Four through 12 months.    88,129   60.00    6.01    36,519   50.01    5.23    20,762   30.71    5.44
 13 through 36 months...    18,467   12.57    5.71    10,204   13.98    6.25    11,188   16.54    5.93
 37 months or greater...     5,730    3.90    6.28     6,616    9.06    6.36     7,088   10.48    6.32
                          --------  ------           -------  ------           -------  ------
 Total certificate
  accounts..............   128,213   87.28    5.92    57,333   78.52    5.57    50,608   74.84    5.59
                          --------  ------           -------  ------           -------  ------
 Total average deposits.  $146,943  100.00%   5.47%  $73,015  100.00%   4.81%  $67,625  100.00%   4.72%
                          ========  ======           =======  ======           =======  ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                        PERIOD TO MATURITY FROM DECEMBER 31, 1997                AT DECEMBER 31,
                         ----------------------------------------------------------------------- ---------------
                                  OVER ONE     OVER        OVER       OVER    MORE THAN
                         ONE YEAR    TO       TWO TO     THREE TO   FOUR TO     FIVE
                         OR LESS  TWO YEARS THREE YEARS FOUR YEARS FIVE YEARS   YEARS    TOTAL    1996    1995
                         -------- --------- ----------- ---------- ---------- --------- -------- ------- -------
                                                 (DOLLARS IN THOUSANDS)
Certificate accounts:
     0 to 4.00%......... $    --   $  --      $  --        $--        $--       $--     $    --  $   --  $   477
  4.01 to 5.00%.........    2,060     203          6          4          1        70       2,344   3,504   5,710
  5.01 to 6.00%.........   99,343   2,256        448        396        362       115     102,920  60,145  32,298
  6.01 to 7.00%.........   85,880     643        373         20         15        78      87,009   3,891  10,676
  7.01 to 8.00%.........      218     529        352        169         43       261       1,572   1,890   2,641
                         --------  ------     ------       ----       ----      ----    -------- ------- -------
    Total............... $187,501  $3,631     $1,179       $589       $421      $524    $193,845 $69,430 $51,802
                         ========  ======     ======       ====       ====      ====    ======== ======= =======

  Borrowings. From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and internally generated funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the OTS and the FHLB. At December 31, 1997, the Bank had outstanding advances in the amount of $9.0 million from the FHLB.

  Both the Company and the Bank have the ability to enter into lines of credit to finance mortgage originations and purchases or for other corporate purposes. At December 31, 1997, the Bank's warehouse lines of credit consisted of two separate lines of credit aggregating $250.0 million, of which $84.6 million has been drawn at December 31, 1997. The lines of credit are secured by loans originated or purchased by the Company and range in interest rates from LIBOR plus 50 basis points to LIBOR plus 100 basis points. The Bank is in the process of negotiating a third warehouse line of credit in the amount of $250.0 million. In addition, the Company has a line of credit in the amount of $40.0 million secured by residual assets created by the Company's securitizations of which $15.5 million has been drawn at December 31, 1997. All of the lines of credit are uncommitted and may be terminated by the lenders at will. These lines of credit contain affirmative, negative and financial covenants, with which the Company was in compliance at December 31, 1997.

  On March 14, 1997, the Bank issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million through the Debenture Offering. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. The Debentures qualify as supplementary capital under regulations of the OTS which capital may be used to satisfy the risk-based capital requirements in an amount up to 100% of the Bank's core capital. See "Regulation--Federal Savings Institution Regulation-- Capital Requirements." By enhancing the Bank's capital position the Debentures provide support for the Bank's current operations. The Debentures are direct, unconditional obligations of the Bank ranking with all other existing and future unsecured and subordinated indebtedness of the Bank. They are subordinated on liquidation, as to principal and interest, and premium, if any, to all claims against the Bank having the same priority as savings account holders or any higher priority.

  The Debentures are redeemable at the option of the Bank, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The Bank may substitute the Company in its place as obligor on the Debentures. If such Substitution occurs, holders of the Debentures will have the option, at September 15, 1998 or at such later time as the Substitution occurs, to require the Company to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date. If the Substitution occurs, upon a change in control of the Company holders of the Debentures will have the option to require the Company to purchase all or part of the holder's outstanding Debenture at a price equal to 101% of the principal amount repurchased plus accrued interest through the repurchase date. Any such repurchase would have a material adverse impact on the Company's liquidity after September 15, 1998.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                                       AT OR FOR THE YEAR
                                                       ENDED DECEMBER 31,
                                                     -------------------------
                                                       1997     1996     1995
                                                     --------  -------  ------
                                                     (DOLLARS IN THOUSANDS)
FHLB advances:
  Average balance outstanding....................... $  8,284  $ 4,259  $3,112
  Maximum amount outstanding at any month-end during
   the period.......................................   17,800   13,900   7,600
  Balance outstanding at end of period..............    9,000      --      --
  Weighted average interest rate during the period..     5.82%    5.93%   6.55%
Debentures:
  Average balance outstanding....................... $  7,997      --      --
  Maximum amount outstanding at any month-end during
   the period.......................................   10,000      --      --
  Balance outstanding at end of period..............   10,000      --      --
  Weighted average interest rate during the period..    14.09%     --      --
Lines of credit:
  Average balance outstanding....................... $ 48,765      --      --
  Maximum amount outstanding at any month-end during
   the period.......................................  226,846      --      --
  Balance outstanding at end of period..............  100,170      --      --
  Weighted average interest rate during the period..     6.53%     --      --
Total borrowings:
  Average balance outstanding....................... $ 65,046  $ 4,259  $3,112
  Maximum amount outstanding at any month-end during
   the period.......................................  254,646   13,900   7,600
  Balance outstanding at end of period..............  119,170      --      --
  Weighted average interest rate during the period..     7.37%    5.93%   6.55%

  Asset Securitizations. The Company has completed four asset securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997, and one during the fourth quarter of 1997. Net cash proceeds to the Company from these asset securitizations aggregated $411.3 million. As the Company anticipates that it will conduct regular asset securitizations in the future, it is expected that gain on sale of loans securitized will constitute a substantial source of cash flow for the Company's future loan originations, although there can be no assurance in this regard.

COMPETITION

  As a purchaser and originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Furthermore, certain large national finance companies and conforming mortgage originators have announced their intention to adapt their conforming origination programs and allocate resources to the origination of non-conforming loans. In addition, certain of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the Company targeting customers similar to those of the Company. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's results of operations and financial condition.

  Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans purchased and originated is attracting additional competitors, including at least one quasi-governmental agency, into this market with the effect of lowering the gains that may be realized by the Company on future loan sales. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have new financial difficulties and may be receptive to offers by the Company's competitors.

  The Company depends largely on Originators for its purchases and originations of new loans. The Company's competitors also seek to establish relationships with the Company's Originators. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

  In addition, the Company faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. In order to compete with these other institutions with respect to deposits and fee services, the Company relies principally upon local promotional activities, personal relationships established by officers, directors and employees of the Company and specialized services tailored to meet the individual needs of the Company's customers.

SUBSIDIARIES

  As of December 31, 1997, the Company had two subsidiaries: the Bank and Life Investment Holdings, Inc. Life Investment Holdings, Inc. was incorporated in Delaware in 1997 as a bankruptcy-remote entity for use in the Company's asset securitization activities. The Bank had no subsidiaries at December 31, 1997.

PERSONNEL

  As of December 31, 1997, the Company had 268 full-time employees and 7 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

YEAR 2000 COMPLIANCE

  As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit position which represents the year (e.g., 95 is stored on the systems and represents the year
1995). The Company has implemented a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company will utilize internal resources to monitor and test for year 2000 compliance. However, there can be no assurances that such program will be effective. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. The costs associated with compliance efforts are not expected to have a significant impact on the Company's ongoing results of operations.

                                  REGULATION

GENERAL

  The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank

("FHLB") System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

  The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

  The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

  Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

  The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

  The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

  The following table presents the Bank's capital position at December 31, 1997.

                                                                CAPITAL RATIOS
                                                                ----------------
                                       ACTUAL  REQUIRED EXCESS  ACTUAL  REQUIRED
                                       ------- -------- ------- ------  --------
                                                (DOLLARS IN THOUSANDS)
   Tangible..........................  $21,545 $ 6,101  $15,444  5.30%    1.50%
   Core (Leverage)...................   21,545  12,202    9,343  5.30     3.00
   Risk-based........................   33,947  26,306    7,641 10.32     8.00

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $448,000 on a pre-tax basis and $263,000 on an after-tax basis.

  The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

  The Bank's assessment rate for fiscal 1997 ranged from 9.3 to 9.5 basis points and the premium paid for this period was $102,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

  Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $3.6 million. At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $1.2 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 99.9% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or
(ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for the month of December, 1997 was 6.04%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $102,000.

  Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

  Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

  The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

  Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

  Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                          FEDERAL AND STATE TAXATION

FEDERAL TAXATION

  General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS . For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

  Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans

(generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

  The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

  To the extent the allowable bad debt reserve balance using the thrift's historical computation method exceeds the allowable bad debt reserve method under the newly enacted provisions, such excess is required to be recaptured into income under the provisions of Code Section 481(a). Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

  Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

  Under the 1996 Act, the Bank is permitted to use the Experience Method to compute its allowable addition to its reserve for bad debts for the current year. The Bank's bad debt reserve as of December 31, 1995 was computed using the permitted Experience Method computation and was therefore not subject to the recapture of any portion of its bad debt reserve as discussed above.

  Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

  The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

  SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.

                         AGE AT                    POSITION WITH THE COMPANY AND BANK
          NAME          12/31/97                     AND PAST FIVE YEARS EXPERIENCE
          ----          --------                   ----------------------------------
 L. Bruce Mills, Jr....    40      Executive Vice President, Secretary and Treasurer
 Mary E. Darter........    37      Executive Vice President. Joined the Bank in 1994. Previously in
                                    charge of warehouse line of credit division and bulk acquisitions at Imperial Credit Industries/Southern Pacific Thrift and Loan
 Joseph R.L. Passerino.    43      Senior Vice President. Joined the Bank in February 1994.
                                    Previously in charge of loan production for St. Thomas Capital
                                    Corporation.

ITEM 2. PROPERTIES

  As of December 31, 1997, the Company conducted its business through thirteen offices.

                                                                NET BOOK VALUE
                                            ORIGINAL            OF PROPERTY OR
                                              YEAR                 LEASEHOLD
                                     LEASED  LEASED   DATE OF   IMPROVEMENTS AT
                                       OR      OR      LEASE     DECEMBER 31,
        LOCATION                     OWNED  ACQUIRED EXPIRATION      1997
        --------                     ------ -------- ---------- ---------------
Corporate Headquarters and
Regional Lending Center:(1)
10540 Magnolia Avenue, Suites B & C
Riverside, CA                        Leased   1997      2002      $1,202,000
Regional Lending Center:
2600 South Parker Road, Suite 6-300
Aurora, CO                           Leased   1997      2000          71,000
Regional Lending Center:
8031 Philips Highway
Jacksonville, FL                     Leased   1997      2002              --
Branch Office:
1598 E. Highland Avenue
San Bernardino, CA                   Leased   1986      2001         218,000
Branch Office:
10530 Magnolia Avenue, Suite A
Riverside, CA                        Leased   1997      2002           9,000
National Servicing Center:
4110 Tigris Way
Riverside, CA                         Owned   1996        --         464,000
Retail Lending Office:
1518 Huntington Drive
S. Pasadena, CA                      Leased   1997      2000           3,000
Retail Lending Office:
424/426 S. Citrus Ave.
Covina, CA                           Leased   1997      2000           5,000
Retail Lending Office:
259 E. Campbell Avenue, Suite 3
Campbell, CA                         Leased   1997        (1)             --
Retail Lending Office:
11339 183rd Street
Cerritios, CA                        Leased   1997      2001              --
Retail Lending Office:
Sierra Vista Plaza
Placentia, CA                        Leased   1997      2000              --
Capital Markets Office:
10777 Main Street
Bellevue, WA                         Leased   1997      1999              --

--------
(1) Lease is month to month

  The Company opened five low-cost retail lending offices during the year ended December 31, 1997. Subsequent to that date, the Company has opened three additional retail lending offices, and intends to enter into leases for an additional seven retail lending offices by the end of 1998, all located in Southern California.

ITEM 3. LEGAL PROCEEDINGS

  The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of the Company has been quoted on the Nasdaq National Market under the symbol "LFCO" since the Company's IPO on June 30, 1997. As of March 13, 1998, there were approximately 327 holders of record of the Common Stock. The following table summarizes the range of the high and low closing sale prices per share of Common Stock as quoted by Nasdaq for the periods indicated.

                                                                    HIGH   LOW
                                                                   ------ ------
QUARTER ENDED
June 30, 1997..................................................... $13.50 $13.38
September 30, 1997................................................  19.25  13.63
December 31, 1997.................................................  21.87  11.75

ITEM 6. SELECTED FINANCIAL DATA

                                             AT DECEMBER 31,
                          ------------------------------------------------------
                             1997       1996       1995       1994       1993
                          ---------- ---------- ---------- ---------- ----------
                             (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
SELECTED BALANCE SHEET
 DATA:
Total assets............  $  411,785 $  104,010 $   74,136 $   71,402 $   78,256
Securities held-to-
 maturity and FHLB
 stock..................       6,079      8,837      2,700      2,860      3,883
Loans held for sale.....     289,268     31,018     21,688     17,070      2,348
Loans held for
 investment.............      31,649     38,520     42,870     47,939     64,820
Allowance for estimated
 loan losses............       2,573      1,625      1,177        832        436
Residual assets at fair
 value..................      40,746      5,700        --         --         --
Mortgage servicing
 rights.................       8,526      2,645        683        --         --
Deposit accounts........     211,765     85,711     67,535     65,689     72,008
Borrowings..............     119,170      3,278        --       1,250      1,200
Stockholders' equity....      54,819      9,273      4,268      3,748      4,419
Book value per share(1).  $     8.37 $     2.89 $     2.29 $     2.01 $     2.37
Shares outstanding(1)...   6,546,716  3,211,716  1,866,216  1,866,216  1,866,216

                                                   (Continued on the next page)

                                   FOR THE YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                            1997       1996       1995       1994        1993
                          ---------  ---------  ---------  ---------   ---------
                           (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
SELECTED OPERATING DATA:
Interest income.........  $  21,127  $   6,929  $   5,825  $   4,824   $   5,445
Interest expense........     12,830      3,766      3,448      2,721       3,045
                          ---------  ---------  ---------  ---------   ---------
 Net interest income....      8,297      3,163      2,377      2,103       2,400
Provision for estimated
 loan losses............      1,850        963      1,194      1,306         404
                          ---------  ---------  ---------  ---------   ---------
 Net interest income
  after provision for
  estimated loan losses.      6,447      2,200      1,183        797       1,996
Net gains from mortgage
 financing operations...     29,785      8,352      3,575      1,428       1,144
Other non-interest
 income.................      1,500        760        445        260         253
Non-interest expense:
 Compensation and
  benefits..............      9,210      5,233      2,544      1,575       1,403
 Net loss on foreclosed
  real estate...........        126        158         53        280         228
 SAIF special
  assessment............        --         448        --         --          --
 Other expense..........      6,654      2,842      1,792      1,601       1,562
                          ---------  ---------  ---------  ---------   ---------
 Total non-interest
  expense...............     15,990      8,681      4,389      3,456       3,193
                          ---------  ---------  ---------  ---------   ---------
Income (loss) before
 income tax provision
 (benefit)..............     21,742      2,631        814       (971)        200
Income tax provision
 (benefit)..............      9,042      1,126        294       (300)        107
                          ---------  ---------  ---------  ---------   ---------
Net income (loss).......  $  12,700  $   1,505  $     520  $    (671)  $      93
                          =========  =========  =========  =========   =========
Basic earnings per
 share(2)...............  $    2.60  $    0.63  $    0.28  $   (0.36)  $    0.05
                          =========  =========  =========  =========   =========
Diluted earnings per
 share(2)...............  $    2.49  $    0.63  $    0.28  $   (0.36)  $    0.05
                          =========  =========  =========  =========   =========
Basic weighted average
 shares outstanding(2)..  4,884,993  2,370,779  1,866,216  1,866,216   1,823,765
                          =========  =========  =========  =========   =========
Diluted weighted average
 shares outstanding(2)..  5,107,951  2,370,779  1,866,216  1,866,216   1,823,765
                          =========  =========  =========  =========   =========
                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                            1997       1996       1995       1994        1993
                          ---------  ---------  ---------  ---------   ---------
                                        (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL
 RATIOS AND OTHER
 DATA(3):
PERFORMANCE RATIOS:
  Return on average
   assets...............       3.61%      1.74%      0.69%     (0.89)%      0.12%
  Return on average
   equity...............      31.20      24.99      13.64     (17.01)       2.11
  Average equity to
   average assets.......      11.56       6.98       5.04       5.22        5.51
  Equity to total assets
   at end of period.....      13.31       8.92       5.76       5.25        5.65
  Average interest rate
   spread(4)............       3.02       3.76       3.09       2.79        3.02
  Net interest
   margin(5)............       3.56       3.94       3.25       2.88        3.14
  Average interest-
   earning assets to
   average interest-
   bearing liabilities..     109.89     103.90     103.50     102.27      103.08
  Efficiency Ratio(6)...      40.08      69.43      67.78      83.78       78.09
LOAN ORIGINATIONS AND
 PURCHASES..............  $ 773,107  $ 222,553  $ 134,772  $  72,815   $  82,015
BANK REGULATORY CAPITAL
 RATIOS(7):
  Tangible capital......       5.30%      8.90%      5.68%      5.25%       5.65%
  Core capital..........       5.30       8.90       5.68       5.25        5.65
  Risk-based capital....      10.32       9.43      10.17      10.00       10.87
ASSET QUALITY RATIOS:
  Non-performing assets
   as a percent of total
   assets(8)............       1.59%      2.86%      3.00%      3.42%       5.05%
  Allowance for
   estimated loan losses
   as a percent of non-
   performing loans.....      50.20      67.26      84.25      44.04       20.02

                                                        (footnotes on next page)

--------
(1) Book value per share is based upon the shares outstanding at the end of each period, adjusted for a 100% stock dividend which occurred during 1996. Book value per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization.

(2) Earnings per share is based upon the weighted average shares outstanding during the period, adjusted for a 100% stock dividend which occurred during 1996. Earnings per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization.

(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average daily or average month-end balances during the indicated periods.

(4) The average interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5) The net interest margin represents net interest income as a percent of average interest-earning assets.

(6) The efficiency ratio represents noninterest expense less (gain) loss on foreclosed real estate divided by noninterest income plus net interest income before provision for estimated loan losses.

(7) For definitions and further information relating to the Bank's regulatory capital requirements, see "Item 1--Business--Regulation."

(8) Non-performing assets consist of non-performing loans and REO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

  The Company originates, purchases, sell, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by sub-prime borrowers and Portfolio Series loans, which are debt consolidation loans for Agency-Qualified Borrowers, generally with loan-to-value ratios of up to 125%. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to market both products as demand permits. In addition, to a much lesser extent, the Company originates multi-family residential and commercial loans. The Company purchases and originates mortgage loans and other real estate secured loans through a network of Originators throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, other borrowings, internally generated funds and FHLB advances. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies. See "Item 1--Business--Regulation."

AVERAGE BALANCE SHEETS

  The following tables set forth certain information relating to the Company at December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                                     YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------
                          AT DECEMBER 31,
                               1997                  1997                      1996                      1995
                          ---------------  ------------------------- ------------------------- -------------------------
                                                             AVERAGE                   AVERAGE                   AVERAGE
                                   YIELD/   AVERAGE           YIELD/  AVERAGE           YIELD/  AVERAGE           YIELD/
                           BALANCE   COST   BALANCE INTEREST    COST  BALANCE INTEREST    COST  BALANCE INTEREST    COST
                          -------- ------  -------- -------- -------  ------- -------- -------  ------- -------- -------
                                                            (DOLLARS IN THOUSANDS)
         ASSETS
         ------
Interest-earning assets:
Interest-earning depos-
its and short-term in-
vestments...............  $ 14,990   5.31% $ 17,535 $    989    5.64% $ 5,618 $    286    5.09% $ 4,225 $    203    4.80%
Investment securi-
ties(1).................     6,070   5.88     8,685      495    5.70    1,912      100    5.23    3,458      188    5.44
Loans receivable,
net(2)..................   318,344  10.33   191,803   17,746    9.25   72,556    6,513    8.98   65,521    5,433    8.29
Mortgage-backed securi-
ties(1).................         9   7.50         9        1   11.11       11        1    9.09       12        1    8.33
Residual assets.........    40,746  13.50    14,928    1,896   12.70      199       29   14.57      --       --      --
                          --------         -------- --------          ------- --------          ------- --------
Total interest-earning
assets..................   380,159  10.40   232,960   21,127    9.07   80,296    6,929    8.63   73,216    5,825    7.96
                                                    --------                  --------                  --------
Non-interest-earning as-
sets(3).................    31,626          119,283                     6,035                     2,465
                          --------         --------                   -------                   -------
Total assets(3).........  $411,785         $352,243                   $86,331                   $75,681
                          ========         ========                   =======                   =======
 LIABILITIES AND EQUITY
 ----------------------
Interest-bearing liabil-
ities:
Passbook accounts.......  $  3,838   2.10  $  4,003       84    2.10  $ 4,401       92    2.09  $ 5,090      127    2.50
Money market accounts...     2,729   2.98     2,971       88    2.96    4,233      118    2.79    5,493      144    2.62
Checking accounts.......    11,353   2.99    11,756      279    2.37    7,048      112    1.59    6,434       92    1.43
Certificate accounts....   193,845   5.94   128,213    7,587    5.92   57,333    3,192    5.57   50,608    2,829    5.59
                          --------         -------- --------          ------- --------          ------- --------
Total deposit accounts..   211,765   5.68   146,943    8,038    5.47   73,015    3,514    4.81   67,625    3,192    4.72
Borrowings(4)...........   119,170   7.71    65,046    4,792    7.37    4,268      252    5.90    3,112      256    8.23
                          --------         -------- --------          ------- --------          ------- --------
Total interest-bearing
liabilities.............   330,935   6.41   211,989   12,830    6.05   77,283    3,766    4.87   70,737    3,448    4.87
                                                                              --------                  --------
Non-interest-bearing li-
abilities(3)............    26,031           99,546                     3,026                     1,131
                          --------         --------                   -------                   -------
Total liabilities(3)....   356,966          311,535                    80,309                    71,868
Equity(3)...............    54,819           40,708                     6,022                     3,813
                          --------         --------                   -------                   -------
Total liabilities and
equity(3)...............  $411,785         $352,243                   $86,331                   $75,681
                          ========         ========                   =======                   =======
Net interest income be-
fore provision for esti-
mated loan losses.......                            $  8,297                  $  3,163                  $  2,377
                                                    ========                  ========                  ========
Net interest rate
spread(5)...............             3.99                       3.02                      3.76                      3.09
Net interest margin(6)..                                        3.56                      3.94                      3.25
Ratio of interest-
earning assets to
interest-bearing
liabilities.............           114.87                     109.89                    103.90                    103.50

                                                        (footnotes on next page)

--------
(1) Includes unamortized discounts and premiums and certificates of deposit.

(2) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and non-performing loans. See "Business--Lending Overview."

(3) Average balances are measured on a month-end basis.

(4) The average yield on borrowings for the year ending December 31, 1995 included the effects of $52,000 in interest expense on swap transactions with a notional principal balance of $2.0 million in 1995. Without this added expense, the average yield on borrowings for the years ending December 31, would have been 6.56%. The yield on total interest-bearing liabilities for the years ending December 31, 1995 would have been 4.80%. The $2.0 million in swap contracts matured on November 7, 1995.

(5) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income divided by average interest-earning assets.

  Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       YEAR ENDED              YEAR ENDED
                                    DECEMBER 31, 1997      DECEMBER 31, 1996
                                       COMPARED TO            COMPARED TO
                                       YEAR ENDED              YEAR ENDED
                                    DECEMBER 31, 1996      DECEMBER 31, 1995
                                  -----------------------  -------------------
                                    INCREASE                INCREASE
                                   (DECREASE)              (DECREASE)
                                     DUE TO                  DUE TO
                                  --------------           -----------
                                  VOLUME   RATE     NET    VOLUME RATE   NET
                                  -------  -----  -------  ------ ----  ------
                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Interest-earning deposits and
   short-term investments........ $   629  $  74  $   703   $ 93  $(10) $   83
  Investment securities, net.....     385     10      395    (81)   (7)    (88)
  Loans receivable, net(1).......  11,062    171   11,233    580   500   1,080
  Residual assets................   1,870     (3)   1,867     29   --       29
  Mortgage-backed securities.....     --     --       --     --    --      --
                                  -------  -----  -------   ----  ----  ------
    Total interest-earning
     assets......................  13,946    252   14,198    621   483   1,104
INTEREST-BEARING LIABILITIES:
  Money market accounts..........      (8)   --        (8)   (35)    9     (26)
  Passbook accounts..............     (38)     8      (30)   (16)  (19)    (35)
  Checking accounts..............      96     71      167      9    11      20
  Certificate accounts...........   4,182    213    4,395    374   (11)    363
  Borrowings.....................   4,462     78    4,540     80   (84)     (4)
                                  -------  -----  -------   ----  ----  ------
    Total interest-bearing
     liabilities.................   8,694    370    9,064    412   (94)    318
                                  -------  -----  -------   ----  ----  ------
Change in net interest income.... $ 5,252  $(118) $ 5,134   $209  $577  $  786
                                  =======  =====  =======   ====  ====  ======

--------
(1)  Includes interest on loans held for sale.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

GENERAL

  For the year ended December 31, 1997 the Company recorded net income of $12.7 million compared to $1.5 million for the year ended December 31, 1996. The basic and diluted earnings per share for the year ended December 31, 1997 were $2.60 and $2.49, respectively, compared to $0.63 and $0.63, respectively, for the year ended December 31, 1996. The increase in net income was due to the expansion of the mortgage financing operations, the increase in gains with respect to such operations, increases in net interest income and the absence of a special SAIF assessment.

INTEREST INCOME

  Interest income for the year ended December 31, 1997 was $21.1 million, compared to $6.9 million for the year ended December 31, 1996, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $233.0 million for the year ended December 31, 1997 compared to $80.3 million for the year ended December 31, 1996. The yield on interest earning assets increased to 9.07% for the year ended December 31, 1997 compared to 8.63% for the year ended December 31, 1996. The largest single component of interest earning assets was average loans receivable, net, which were $191.8 million with a yield of 9.25% for the year ended December 31, 1997 compared to $72.6 million with a yield of 8.98% for the year ended December 31, 1996. The income in the average balance of loans receivable was attributable to the continued growth of the Company's mortgage financing operation.

INTEREST EXPENSE

  For the year ended December 31, 1997, interest expense was $12.8 million, compared to $3.8 million for the year ended December 31, 1996 due to an increase in the average balance of interest bearing liabilities combined with an increase in the cost of those liabilities. At the end of the quarter ended March 31, 1997, the Company issued subordinated debentures with an interest rate of 13.5%. This issuance of debentures, combined with an increased use of borrowed funds as well as a heavier reliance on certificate accounts, resulted in an increase in the average cost of interest bearing liabilities to 6.05% for the year ended December 31, 1997 compared to 4.87% for the year ended December 31, 1996. Average interest bearing liabilities were $212.0 million for the year ended December 31, 1997 compared to $77.3 million for the year ended December 31, 1996.

  The largest component of average interest bearing liabilities was certificate accounts, which averaged $128.2 million with an average cost of 5.92% compared to $57.3 million with an average cost of 5.57% for the year ended December 31, 1996. The second largest component of interest bearing liabilities is borrowings, which increased to an average balance of $65.0 million with an average cost of 7.37% for the year ended December 31, 1997 compared to $4.3 million with an average cost of 5.90% for the year ended December 31, 1996. During 1997, increased borrowings include the issuance of the subordinated debentures, as well as two warehouse lines of credit in the amount of $250.0 million which are indexed to LIBOR. In addition, the Company entered into a residual financing line of credit in the amount of $40.0 million, which is also indexed to LIBOR.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

  Net interest income before provision for estimated loan losses for the year ended December 31, 1997 was $8.3 million compared to $3.2 million for the year ended December 31, 1996. This increase was the net effect of an increase in average interest earning assets and average interest bearing liabilities, as well as an increase in the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $233.0 million for the year ended December 31, 1997 compared to $80.3 million for the year ended December 31, 1996. Average interest bearing liabilities increased to $212.0 million with an average cost of 6.05% for the year ended December 31, 1997 compared to $77.3 million with an average cost of 4.87% for the year ended December 31, 1996. The ratio of interest earning assets to interest bearing liabilities was 109.89% for the year ended December 31, 1997 compared to 103.90% for the year ended December 31, 1996.

PROVISION FOR ESTIMATED LOAN LOSSES

  Provision for estimated loan losses were $1.9 million for the year ended December 31, 1997 compared to $963,000 for the year ended December 31, 1996. The increase in provisions was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing consumer loans. Charge offs net of recoveries for the year ended December 31, 1997 were $902,000 compared to $515,000 for the year ended December 31, 1996. The Company had non-accrual loans at December 31, 1997 of $5.1 million, compared to $2.4 million at December 31, 1996. The increase in non-accrual loans was largely due to an increase in non-performing consumer loans, which were $1.8 million as of December 31, 1997 compared to $10,000 as of December 31, 1996. The increase in non-performing consumer loans relates directly to a bulk purchase of $7.4 million in consumer loans during 1997. Management believes that the allowance for loan losses at December 31, 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1-- Business--Lending Overview--Delinquencies and Classified Assets" and "-- Lending Overview--Allowance for Loan Losses."

NON-INTEREST INCOME

  For the year ended December 31, 1997, net gains from mortgage financing operations totaled $29.8 million compared to $8.4 million for the year ended December 31, 1996. The net gain includes a pre-tax unrealized loss of $2.1 million, due to an adjustment to the valuation of the residual assets related to the 1997-1A securitization, as a result of the higher-than-estimated prepayment speeds. See "Item 1--Business-loan Sales and Asset Securitizations." The increase in net gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $509.7 million for the year ended December 31, 1997 compared to $206.6 million for the year ended December 31, 1996. Net gains from mortgage financing operations as a percent of loans sold or securitized was 5.84% for the year ended December 31, 1997 compared to 4.04% for the year ended December 31, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the year ended December 31, 1997, loans securitized represented 81.5% of loan sales and securitizations, while during the year ended December 31, 1996, loans securitized represented 25.2% of loan sales and securitizations. Loans originated and purchased totaled $773.1 million for the year ended December 31, 1997 compared to $222.6 million for the year ended December 31, 1996.

NON-INTEREST EXPENSE

  For the year ended December 31, 1997, non-interest expense was $16.0 million compared to $8.7 million for the year ended December 31, 1996. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of the mortgage financing operations. New loans originated and purchased totaled $773.1 million for the year ended December 31, 1997 compared to $222.6 million for the year ended December 31, 1996.

  For the year ended December 31, 1997, compensation and benefits were $9.2 million compared to $5.2 million for the year ended December 31, 1996. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 230 for the year ended December 31, 1997 compared to 97 for the year ended December 31, 1996.

  Premises and occupancy expenses were $1.4 million for the year ended December 31, 1997 compared to $746,000 for the year ended December 31, 1996 due to the expansion of the mortgage financing operation and the addition of the regional operating center in the Denver, Colorado metropolitan area, the new corporate headquarters and regional lending center located in Riverside, California during 1997, the relocation of the Florida regional office, the addition of five low cost retail lending offices in California, and the opening of one new retail Bank branch in Riverside, California. The Company anticipates that premises and occupancy expense will continue to increase as the Company adds new retail lending and retail banking offices, as well as additional office space for expansion of the loan servicing operations.

  As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $809,000 for the year ended December 31, 1997 compared to $390,000 for the year ended December 31, 1996. The increase in non-interest expense was partially offset by a reduction in FDIC insurance premiums in the 1997 period. During the quarter ended September 30, 1996, the Bank paid a one time assessment to the FDIC of $448,000 for the recapitalization of the SAIF. Marketing, telephone, professional services and other expenses were $301,000, $650,000, $467,000 and $3.0 million, respectively, for the year ended December 31, 1997 compared to $189,000, $246,000, $218,000 and $879,000 for the year ended December 31,
1996. Other expense for the year ended December 31, 1997 included a write down of the servicing asset in the amount of $1.3 million. This write down is the result of an increase in prepayment speeds on adjustable rate mortgage loans which are being serviced by the Company for other investors. Management performs a quarterly analysis of the Company's servicing assets and believes that the servicing assets are properly valued at December 31, 1997.

INCOME TAXES

  The provision for income taxes increased to $9.0 million for the year ended December 31, 1997 compared to $1.1 million for the year ended December 31, 1996. Income before income tax provision increased to $21.7 million for the year ended December 31, 1997 compared to $2.6 million for the year ended December 31, 1996. The effective tax rate decreased to 41.6% for the year ended December 31, 1997 compared to 42.8% for the year ended December 31, 1996.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

  Total assets increased to $411.8 million as of December 31, 1997 compared to $104.0 million as of December 31, 1996 due to the expansion of the mortgage financing operations. Loans held for sale totaled $289.3 million as of December 31, 1997 compared to $31.0 million as of December 31, 1996. This increase was partially offset by a decrease in loans held for investment to $29.1 million as of December 31, 1997 compared to $36.9 million as of December 31, 1996. During the year ended December 31, 1997, the Company sold or securitized $509.7 million of loans (including $94.4 million in whole loan sales). The increase in loans held for sale also resulted in an increase in accrued interest receivable to $2.6 million as of December 31, 1997 compared to $537,000 as of December 31, 1996.

  As a result of the Company's loan securitization activities, residual assets and restricted cash increased to $40.7 million and $12.3 million, respectively, as of December 31, 1997 compared to $5.7 million, respectively, and $1.6 million as of December 31, 1996. Mortgage servicing rights also increased to $8.5 million as of December 31, 1997 compared to $2.6 million as of December 31, 1996 as a result of the securitization of loans with servicing retained.

  Cash and cash equivalents were $11.5 million as of December 31, 1997 compared to $13.3 million as of December 31, 1996. During the year ended December 31, 1997, the Company invested in leasehold improvements on the new corporate headquarters as well as adding the Denver, Colorado regional lending center and five low-cost retail lending offices in California increasing premises and equipment to $4.8 million as of December 31, 1997 compared to $1.6 million as of December 31, 1996. Real estate owned increased to $1.4 million as of December 31, 1997 compared to $561,000 as of December 31, 1996 as part of the Company's continuing effort to resolve problem loans.

  During the year ended December 31, 1997 the Company issued $10.0 million in subordinated debentures in order to increase its risk based capital. The additional funds, net of debt issuance costs, were used to fund loans during the year ended December 31, 1997. In addition, the Company increased its liabilities by increasing deposit accounts to $211.8 million as of December 31, 1997 compared to $85.7 million as of December 31, 1996. The major component of deposit accounts is certificates of deposit, which increased to $193.8 million as of December 31, 1997 compared to $69.4 million as of December 31, 1996. The additional funds were used to fund loans held for sale during the year ended December 31, 1997.

  The Company also increased its use of FHLB advances and other borrowings to fund loans held for sale. During 1997, the Company has added two warehouse lines of credit with a combined credit limit of $250.0 million. In addition, the Company added a residual financing line of credit with a credit limit of $40.0 million. The availability of such borrowings permits the Company to access sufficient cash to originate and hold loans pending securitization or sale and to thereafter repay the lines of credit following securitization or sale of the loans. Other borrowings increased to $100.2 million as of December 31, 1997 compared to $3.3 million as of December 31, 1996, while FHLB advances were $9.0 million as of December 31, 1997 and were zero as of December 31, 1996. The Company also issued $10.0 million in subordinated debentures during the year ended December 31, 1997 with a coupon rate of 13.5%. Interest rates on the warehouse lines of credit range between LIBOR plus 50 basis points to LIBOR plus 100 basis points, while the residual financing line of credit has an interest rate of LIBOR plus 235 basis points.

  Accounts payable and other liabilities increased to $26.0 million as of December 31, 1997 compared to $5.7 million as of December 31, 1996 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

  Stockholders' equity increased to $54.8 million as of December 31, 1997 compared to $9.3 million as of December 31, 1996 due to the issuance of 2,900,000 shares of Company common stock to the public in the Company's initial public offering, completed on June 30, 1997 and the issuance of an additional 435,000 shares to the public pursuant to the exercise of the underwriter's overallotment option. The initial offering price to the public was $11.00 per share, which resulted in $32.8 million in net proceeds after expenses.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

GENERAL

  Net income increased by $985,000 from $520,000 for the year ended December 31, 1995 to $1.5 million for the year ended December 31, 1996. Net income for the year ended December 31, 1996 was adversely impacted by a non-recurring expense for compensation and benefits of $354,000 which was incurred during the quarter ended June 30, 1996, and a non-recurring SAIF special assessment of $448,000 which was incurred during the quarter ended September 30, 1996. The non-recurring expense for compensation and benefits is an accrual of the present value of a portion of the future payments due pursuant to a consulting agreement entered into with a former officer of the Bank. Net income for the year ended December 31, 1996 would have been $2.0 million if these charges had not been incurred.

  Net gains from mortgage financing operations for the year ended December 31, 1995 totaled $3.6 million compared to $8.4 million for the year ended December 31, 1996 due to the expansion of the mortgage financing operations and increased marketing effort therefrom, along with the completion of the Bank's first securitization during the quarter ended December 31, 1996. The expansion of the mortgage financing operations resulted in an increase in loan originations and purchases from $134.8 million for the year ended December 31, 1995 to $222.6 million for the year ended December 31, 1996. The related sales of loans increased from $126.9 million for the year ended December 31, 1995 to $206.6 million (including $51.9 million sold through the fourth quarter securitization) for the year ended December 31, 1996. As a result of this securitization, the Bank recognized a gain on sale of $4.3 million.

  The Company currently intends to conduct securitizations on a regular basis either through private placements or public offerings. There can be no assurance, however, that the Company will be able to successfully implement this strategy.

  In addition, during the year ended December 31, 1996, the Bank acquired the Riverside, California property it has been leasing by exercising its lease purchase option at a price of $375,000. The Bank also increase its personnel from an average of 50 for the year ended December 31, 1995 to an average of 97 for the year ended December 31, 1996. The additional staff allowed for increased marketing, processing and underwriting efforts and the ability to increase the number of broker and correspondent relationships, but also added to non-interest expense for the period.

INTEREST INCOME

  Interest income increased from $5.8 million for the year ended December 31, 1995 to $6.9 million for the year ended December 31, 1996, due to an increase in the yield on interest-earning assets as well as in the average balances of those assets. The Bank's yield on average interest-earning assets increased from 7.96% for the year ended December 31, 1995 to 8.63% for the year ended December 31, 1996. Total average interest-earning assets increased from $73.2 million for the year ended December 31, 1995 to $80.3 million for the year ended December 31, 1996. The largest single component of interest-earning assets was loans receivable, net, which increased from an average of $65.5 million for the year ended December 31, 1995 to $72.6 million for the year ended December 31, 1996. The increase in average loans receivable, net was due to an increase in loans held for sale from the expansion of the mortgage financing operations. Loans held for sale increased from $21.7 million at December 31, 1995 to $31.0 million at December 31, 1996, while loans held for investment, net decreased from $41.7 million at December 31, 1995 compared to $36.9 million at December 31, 1996. Generally, all loans are originated or purchased for sale in the secondary market or through securitizations. The yield on loans receivable increased from 8.29% for the year ended December 31, 1995 to 8.98% for the year ended December 31, 1996.

INTEREST EXPENSE

  Interest expense increased from $3.4 million for the year ended December 31, 1995 to $3.8 million for the year ended December 31, 1996 due to an increase in average interest-bearing liabilities. Average interest-bearing liabilities increased from $70.7 million for the year ended December 31, 1995 to $77.3 million for the year ended December 31, 1996. Interest expense for the year ended December 31, 1995 was adversely impacted by the effects of an interest rate swap which matured on November 7, 1995 which resulted in an increase in interest expense on borrowings of $52,000 for the year ended December 31, 1995. Without this expense, average yield on borrowings for the year ended December 31, 1995 would have been 6.56%, and the average yield on total interest-bearing liabilities would have been 4.80%. The increase in interest expense also reflects a change in the composition of interest-bearing liabilities. Average certificate accounts increased from $50.6 million for the year ended December 31, 1995 to $57.3 million for the year ended December 31, 1996. Average borrowings increased from $3.1 million for the year ended December 31, 1995 to $4.3 million for the year ended December 31, 1996.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

  Net interest income before provision for estimated loan losses for the year ended December 31, 1995 was $2.4 million compared to $3.2 million for the year ended December 31, 1996. This increase was primarily due to the increase in the net interest margin from 3.25% for the year ended December 31, 1995 to 3.94% for the year ended December 31, 1996, and an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 103.50% for the year ended December 31, 1995 to 103.90% for the year ended December 31, 1996.

PROVISION FOR ESTIMATED LOAN LOSSES

  The provision for estimated loan losses was $963,000 for the year ended December 31, 1996 compared to $1.2 million for the year ended December 31, 1995. The decrease in the provision resulted from the Bank's quarterly analysis of its loan portfolio, the decrease in charge-offs of loans and the increase in recoveries and management's belief that property values in the southern California market had stopped deteriorating.

  Charge-offs for the year ended December 31, 1995 were $914,000 compared to $734,000 for the year ended December 31, 1996. For the year ended December 31, 1995, the ratio of net charge-offs to average loans outstanding was 1.30% compared to 0.71% for the year ended December 31, 1996. Recoveries increased from $65,000 for the year ended December 31, 1995 to $219,000 for the year ended December 31, 1996. Non-performing assets as a percent of total assets decreased from 3.0% at December 31, 1995 to 2.86% at December 31, 1996. At December 31, 1995 the allowance for estimated loan losses was $1.2 million compared to $1.6 million at December 31, 1996. The allowance for estimated loan losses as a percent of non-performing loans was 84.25% at December 31, 1995 compared to 67.26% at December 31, 1996.

NON-INTEREST INCOME

  Net gains from mortgage financing operations for the year ended December 31, 1995 were $3.6 million compared to $8.4 million for the year ended December 31, 1996. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold totaling $126.9 million for the year ended December 31, 1995 compared to $206.6 million (including $51.9 million sold through the securitization completed in the quarter ended December 31, 1996) for the year ended December 31, 1996. Loans originated and purchased totalled $134.8 million for the year ended December 31, 1995 compared to $222.6 million for the year ended December 31, 1996, which also resulted in an increase in loan servicing and other fees from $231,000 for the year ended December 31, 1995 to $496,000 for the year ended December 31, 1996.

  Net gains from mortgage financing operations as a percent of loans sold and securitized increased from 2.82% for the year ended December 31, 1995 to 4.04% for the year ended December 31, 1996. This increase is a direct result of the Bank's securitization during the quarter ended December 31, 1996. As a result of this securitization, the Bank generated a gain on sale of $4.3 million.

NON-INTEREST EXPENSE

  Non-interest expense was $4.4 million for the year ended December 31, 1995 compared to $8.7 million for the year ended December 31, 1996. The increase was due primarily to the expansion of the mortgage financing operations, a non-recurring increase in compensation and benefits and the non-recurring SAIF special assessment. New loans originated and purchased increased from $134.8 million for the year ended December 31, 1995 to $222.6 million for the year ended December 31, 1996, which resulted in increased employee commissions and bonuses.

  Compensation and benefits increased from $2.5 million for the year ended December 31, 1995 to $5.2 million for the year ended December 31, 1996. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, from an average of 50 for the year ended December 31, 1995 to 97 for the year ended December 31, 1996, combined with a non-recurring expense for compensation and benefits of $354,000 during the quarter ended June 30, 1996. The non-recurring expense for compensation and benefits is an accrual of the present value of a portion of the future payments due pursuant to a consulting agreement entered into with a former officer of the Bank.

  Premises and occupancy increased from $471,000 for the year ended December 31, 1995 to $746,000 for the year ended December 31, 1996 due to the addition of the Riverside, California mortgage financing office. The financing office is approximately 7,500 square feet, with additional space being utilized for the increase in personnel and the expansion of the mortgage financing operations. With the increase in loans originated and purchased, combined with the increase in personnel, data processing expense increased from $208,000 for the year ended December 31, 1995 to $390,000 for the year ended December 31, 1996.

  As a result of the expansion of the mortgage financing operations, marketing expense increased from $65,000 for the year ended December 31, 1995 to $189,000 for the year ended December 31, 1996. In addition, telephone expense increased from $143,000 for the year ended December 31, 1995 to $246,000 for the year ended December 31, 1996, and professional services increased from $92,000 for the year ended December 31, 1995 to $218,000 for the year ended December 31, 1996.

  The Bank incurred a charge of $448,000 due to the non-recurring SAIF special assessment during the year ended December 31, 1996. No similar charge was assessed for the year ended December 31, 1995. In addition, other expenses also increased due to the expansion of the mortgage financing operations, although no single item exceeded 1.0% of gross income.

INCOME TAXES

  The provision for income taxes increased from $294,000 for the year ended December 31, 1995 to $1.1 million for the year ended December 31, 1996. The increase in income taxes is the result of the increase in income before tax, which increased from $814,000 for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. The effective tax rate increased from 36.1% for the year ended December 31, 1995 to 42.8% for the year ended December 31, 1996. The change in effective tax rate is due to a reduction in the deferred tax valuation allowance for state tax purposes in 1995.

MANAGEMENT OF INTEREST RATE RISK

  The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Through such management, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operational strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

  Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company recently implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest rate environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Since this policy was implemented after March 31, 1997, the Company has engaged in only a limited amount of hedging activities. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding at December 31, 1997.

  Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change in NPV for a 400 basis point increase or decrease in market interest rates is a 45% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1--Business--Regulation-- Federal Savings Institution Regulation." As of December 31, 1997, the most recent date for which the relevant data is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 89 basis points and would result in a $3.9 million reduction in the NPV of the Bank. As of December 31, 1997, the Bank's Sensitivity Measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1--Business--Federal Savings Institution Regulation."

  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. In particular, the Bank's core products and residual assets, which are directly related to the Bank's core products, do not behave in a manner which the OTS model projects. Borrowers of Portfolio Series loans are less likely to refinance or prepay such loans because of the high cost of obtaining a high loan to value loan. In addition, management believes that borrowers of Liberator Series loans are less likely to refinance or prepay such loans because of their lack of an adequate credit rating or possible prior credit problems. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

  The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1997 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp").

            INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)

                                               NPV AS % OF
                                                PORTFOLIO
                   NET PORTFOLIO VALUE       VALUE OF ASSETS
                --------------------------- ------------------
      CHANGE                                          % CHANGE
     IN RATES   $ AMOUNT $ CHANGE  % CHANGE NPV RATIO   (BP)
     --------   -------- --------  -------- --------- --------
                  (DOLLARS IN THOUSANDS)
     + 400 bp   $21,106  $(15,411)   (42)%     5.95%    (383)
     + 300 bp    27,557    (8,961)   (25)      7.63     (216)
     + 200 bp    32,663    (3,854)   (11)      8.90      (89)
     + 100 bp    35,850      (668)    (2)      9.66      (13)
      Static     36,517       --     --        9.79      --
     - 100 bp    37,173       656      2       9.91       12
     - 200 bp    39,974     3,456      9      10.55       76
     - 300 bp    43,957     7,440     20      11.44      165
     - 400 bp    48,919    12,401     34      12.53      274

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds are deposits, FHLB advances, other borrowings, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 10.4%, 8.5%, and 9.4% for the years ended December 31, 1997, 1996 and 1995, respectively. Management currently attempts to maintain a minimum liquidity ratio of 5.0%.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $315.5 million, $18.7 million and $5.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $796.8 million, $227.2 million and $135.6 million, net of proceeds from the sale and securitization of loans held for sale of $492.2 million, $212.2 million and $130.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by investing activities were $39.3 million, $3.0 million and $7.1 million for the years ended December 31, 1997, 1996, and 1995 respectively, and consisted primarily of principal collections on loans and proceeds from maturation of investments, offset by investment purchases. Proceeds from the maturation of investment securities were $5.0 million, $2.0 million and $9.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $231.9 million, $21.5 million and $596,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company received net proceeds from the IPO of the Company's Common Stock of $32.8 million during the year ended December 31, 1997. The Bank also received proceeds from the issuance of common stock in the Private Placement of $3.5 million in August 1996 and $10.0 million from the sale of the Debentures in March 1997.

  At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $21.5 million, or 5.3% of total adjusted assets, which is above the required level of $6.1 million, or 1.50%; core capital of $21.5 million, or 5.3% of total adjusted assets, which is above the required level of $12.2 million, or 3.0%, and risk-based capital of $33.9 million, or 10.3% of risk-weighted assets, which is above the required level of $26.3 million, or 8.0%. See "Item 1--Regulation--Federal Savings Institution Regulation--Capital Requirements."

  The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and short-term investments totalled $11.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 1997, the Bank had $9.0 million in advances outstanding from the FHLB. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $250.0 million of which $84.6 million had been drawn upon at December 31, 1997. The Bank is in the process of negotiating a third warehouse line of credit in the amount of $250.0 million to fund loan originations. The Company has a residual financing line of credit in the amount of $40.0 million, of which $15.5 million has been drawn upon at December 31, 1997.

  The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1997. At December 31, 1997 the Company had outstanding commitments to originate or purchase mortgage loans of $29.2 million compared to $9.2 million at December 31, 1996. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997, totalled $187.5 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

  On March 11, 1998, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS"), pursuant to which the Company will be acquired by and become a wholly-owned subsidiary of FIRSTPLUS. The Merger Agreement is subject to the receipt of regulatory approval and the approval of shareholders of the Company. Under the Merger Agreement, at the effective date of the merger, each outstanding share of common stock of the Company will be converted into the right to receive between 0.500 and 0.667 shares of FIRSTPLUS common stock, as calculated pursuant to the Exchange Ratio outlined in the Merger Agreement. Management believes that the merger will enhance return to the Company's shareholders through greater efficiencies in securitization as well as greater marketing capabilities through a combined marketing strategy.

IMPACT OF INFLATION AND CHANGING PRICES

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

  In June 1996 the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which was amended by SFAS No. 127. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights." The adoption of SFAS No. 125 as amended by SFAS No. 127 did not have a material impact on the Company's results of operations or financial condition.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that the adoption of SFAS No. 130 will have a material impact on its financial reporting.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted. The Company does not anticipate that the adoption of SFAS No. 131 will have a material impact on its financial reporting.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans and mortgage-backed securities are based on maturity date and are adjusted for expected prepayments which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. Investment securities are presented as to maturity date as are all certificates of deposit and borrowings.

                           YEAR 1   YEAR 2   YEAR 3   YEAR 4   YEAR 5   THEREAFTER
                          --------  -------  -------  -------  -------  ----------
                                        (DOLLARS IN THOUSANDS)
SELECTED ASSETS:
  Investments and Fed
   Funds................  $  4,071  $ 1,999  $   --   $   --   $   --    $    --
  Average interest rate.      5.76%    6.13%    0.00%    0.00%    0.00%      0.00%
  Mortgage-backed
   securities--
   fixed rate...........  $    --   $   --   $   --   $   --   $   --    $    --
  Average interest rate.      0.00%    0.00%    0.00%    0.00%    0.00%      0.00%
Mortgage-backed
 securities--
 adjustable rate........  $      9  $   --   $   --   $   --   $   --    $    --
Average interest rate...      7.50%    0.00%    0.00%    0.00%    0.00%      0.00%
  Loans--fixed rate.....  $    685  $   495  $   662  $ 1,449  $ 4,351   $122,528
  Average interest rate.     13.02%    9.37%   13.36%   15.82%   12.27%     12.00%
  Loans--adjustable
   rate.................  $125,892  $45,892  $10,495  $    75  $   --    $    --
  Average interest rate.      9.05%    9.95%    9.74%   10.13%    0.00%      0.00%
  Residual Assets.......  $  2,855  $ 4,066  $11,992  $11,330  $10,503   $    --
  Average Interest Rate.     13.50%   13.50%   13.50%   13.50%   13.50%     13.50%
  Mortgage Servicing
   Rights...............  $  3,568  $ 2,878  $ 2,080  $   --   $   --    $    --
  Average Interest Rate.     16.00%   16.00%   16.00%   16.00%   16.00%     16.00%
SELECTED LIABILITIES:
  Interest-bearing NOW
   passbook and MMDA's..  $  3,585  $ 2,867  $ 2,293  $ 1,835  $ 1,468   $  5,872
  Average interest rate.      2.80%    2.80%    2.80%    2.80%    2.80%      2.80%
Certificates of deposit.  $187,501  $ 3,631  $ 1,179  $   589  $   421   $    524
Average interest rate...      5.93%    6.07%    6.56%    6.40%    6.02%      6.83%
  FHLB Advances.........  $  9,000
  Average interest rate.      7.07%    0.00%    0.00%    0.00%    0.00%      0.00%
  Warehousing lines of
   credit and
   subordinated
   debentures...........  $100,170  $   --   $   --   $   --   $   --    $ 10,000
  Average interest rate.      7.19%    0.00%    0.00%    0.00%    0.00%     13.50%

  The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
LIFE Financial Corporation
Riverside, California

  We have audited the accompanying consolidated statements of financial condition of LIFE Financial Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such 1997 and 1996 consolidated financial statements present fairly, in all material respects, the financial position of LIFE Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, in 1995, the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Costa Mesa, California
February 27, 1998 (March 11, 1998, as to Note 20)

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
LIFE Financial Corporation

  We have audited the accompanying statements of operations, stockholders' equity and cash flows of LIFE Financial Corporation (formerly Life Savings Bank, Federal Savings Bank) for the year ended December 31, 1995. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LIFE Financial Corporation for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements, in 1995 the Bank changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

/s/ Grant Thornton LLP
GRANT THORNTON LLP

Irvine, California
February 8, 1996 (except for
 the "Earnings Per Share"
 paragraph of Note 1, as to
 which the date is June 30,
 1997)

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        AS OF DECEMBER 31, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                               1997     1996
                                                             -------- --------
                           ASSETS
                           ------
Cash and cash equivalents................................... $ 11,503 $ 13,265
Restricted cash.............................................   12,339    1,636
Securities held to maturity, estimated fair value of $5,030
 (1997) and $7,981 (1996)...................................    5,012    8,023
Residual assets, at fair value..............................   40,746    5,700
Loans held for sale.........................................  289,268   31,018
Loans held for investment, net of allowance for estimated
 loan losses of $2,573 (1997) and $1,625 (1996).............   29,076   36,895
Mortgage servicing rights...................................    8,526    2,645
Accrued interest receivable.................................    2,638      537
Foreclosed real estate, net.................................    1,440      561
Premises and equipment, net.................................    4,764    1,579
Federal Home Loan Bank stock................................    1,067      814
Other assets................................................    5,406    1,337
                                                             -------- --------
TOTAL ASSETS................................................ $411,785 $104,010
                                                             ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
LIABILITIES:
  Deposit accounts.......................................... $211,765 $ 85,711
  Federal Home Loan Bank advances...........................    9,000
  Other borrowings..........................................  100,170    3,278
  Subordinated debentures...................................   10,000
  Accounts payable and other liabilities....................   26,031    5,748
                                                             -------- --------
    Total liabilities.......................................  356,966   94,737

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized; no shares outstanding
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 6,546,716 (1997) and 3,211,716 (1996) shares
   issued and outstanding...................................       65       32
  Additional paid-in capital................................   42,171    9,358
  Retained earnings (deficit), partially restricted.........   12,583     (117)
                                                             -------- --------
    Total stockholders' equity..............................   54,819    9,273
                                                             -------- --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................. $411,785 $104,010
                                                             ======== ========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1997    1996   1995
                                                          ------- ------ ------
INTEREST INCOME:
  Loans.................................................. $17,746 $6,513 $5,433
  Residual assets........................................   1,896     29
  Securities held to maturity............................     435     56    159
  Other interest-earning assets..........................   1,050    331    233
                                                          ------- ------ ------
    Total interest income................................  21,127  6,929  5,825
                                                          ------- ------ ------
INTEREST EXPENSE:
  Deposit accounts.......................................   8,038  3,514  3,192
  Federal Home Loan Bank advances and other borrowings...   3,665    252    256
  Subordinated debentures................................   1,127
                                                          ------- ------ ------
    Total interest expense...............................  12,830  3,766  3,448
                                                          ------- ------ ------
NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN
 LOSSES..................................................   8,297  3,163  2,377
PROVISION FOR ESTIMATED LOAN LOSSES......................   1,850    963  1,194
                                                          ------- ------ ------
NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOAN
 LOSSES..................................................   6,447  2,200  1,183

NONINTEREST INCOME:
  Loan servicing and other fees..........................     959    496    231
  Service charges on deposit accounts....................     130    128    111
  Net gains from mortgage financing operations...........  29,785  8,352  3,575
  Other income...........................................     411    136    103
                                                          ------- ------ ------
    Total noninterest income.............................  31,285  9,112  4,020

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1997      1996      1995
                                                  --------- --------- ---------
NONINTEREST EXPENSE:
 Compensation and benefits....................... $   9,210 $   5,233 $   2,544
 Premises and occupancy..........................     1,360       746       471
 Data processing.................................       809       390       208
 Net loss on foreclosed real estate..............       126       158        53
 FDIC insurance premiums.........................       102       174       184
 SAIF special assessment.........................                 448
 Marketing.......................................       301       189        65
 Telephone.......................................       650       246       143
 Professional services...........................       467       218        92
 Other expense...................................     2,965       879       629
                                                  --------- --------- ---------
  Total noninterest expense......................    15,990     8,681     4,389
                                                  --------- --------- ---------
INCOME BEFORE INCOME TAX PROVISION...............    21,742     2,631       814
INCOME TAX PROVISION.............................     9,042     1,126       294
                                                  --------- --------- ---------
NET INCOME....................................... $  12,700 $   1,505 $     520
                                                  ========= ========= =========
EARNINGS PER SHARE:
 Basic earnings per share........................ $    2.60 $    0.63 $    0.28
                                                  ========= ========= =========
 Diluted earnings per share...................... $    2.49 $    0.63 $    0.28
                                                  ========= ========= =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic earnings per share........................ 4,884,993 2,370,779 1,866,216
                                                  ========= ========= =========
 Diluted earnings per share...................... 5,107,951 2,370,779 1,866,216
                                                  ========= ========= =========



                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)


                               COMMON STOCK   ADDITIONAL RETAINED      TOTAL
                             ----------------  PAID-IN   EARNINGS  STOCKHOLDERS'
                              SHARES   AMOUNT  CAPITAL   (DEFICIT)    EQUITY
                             --------- ------ ---------- --------- -------------
BALANCE, January 1, 1995...    933,108  $ 9    $ 3,393    $   346     $ 3,748
Net income.................                                   520         520
                             ---------  ---    -------    -------     -------
BALANCE, December 31, 1995.    933,108    9      3,393        866       4,268
Stock split effected in the
 form of a dividend........    933,108    9      2,479     (2,488)
Net proceeds from issuance
 of common stock...........  1,345,500   14      3,486                  3,500
Net income.................                                 1,505       1,505
                             ---------  ---    -------    -------     -------
BALANCE, December 31, 1996.  3,211,716   32      9,358       (117)      9,273
Net proceeds from issuance
 of common stock...........  3,335,000   33     32,813                 32,846
Net income.................                                12,700      12,700
                             ---------  ---    -------    -------     -------
BALANCE, December 31, 1997.  6,546,716  $65    $42,171    $12,583     $54,819
                             =========  ===    =======    =======     =======


                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                 1997       1996       1995
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................. $  12,700  $   1,505  $     520
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization.............       683        301        166
    Provision for estimated loan losses.......     1,850        963      1,194
    Accretion of deferred fees................       (26)       (41)       (11)
    Provision for estimated losses on
     foreclosed real estate...................       108        145        104
    Gain on sale of foreclosed real estate,
     net......................................       (74)       (41)      (137)
    Gain on sale and securitization of loans
     held for sale............................   (29,699)    (7,868)    (3,549)
    Gain on bulk sale of mortgage servicing
     rights...................................                             (26)
    Net unrealized gain on residual assets....       (86)      (484)
    Net accretion of residual assets..........    (1,896)       (29)
    Change in valuation allowance on mortgage
     servicing rights.........................                  (12)        13
    Direct writedown of mortgage servicing
     rights...................................     1,281
    Amortization of mortgage servicing rights.       958        320        268
    Purchase and origination of loans held for
     sale, net of loan fees...................  (796,829)  (227,156)  (135,552)
    Proceeds from sales and securitization of
     loans held for sale......................   492,218    212,226    130,086
    Increase in restricted cash...............   (11,062)    (1,636)
    Increase in accrued interest receivable...    (2,101)       (30)       (76)
    Deferred income taxes.....................     9,785       (259)       (81)
    Decrease in income taxes receivable.......                             479
    Increase in accounts payable and other
     liabilities..............................    17,855      3,415      1,618
    Federal Home Loan Bank stock dividend.....       (58)       (34)       (30)
    (Increase) decrease in other assets.......   (11,114)        52       (315)
                                               ---------  ---------  ---------
      Net cash used in operating activities...  (315,507)   (18,663)    (5,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loans.......................    32,308      8,578      6,428
  Proceeds from sale of foreclosed real
   estate.....................................     1,034      1,471      1,097
  Purchase of securities held to maturity.....    (2,000)    (8,013)    (8,969)
  Proceeds from maturities of securities held
   to maturity................................     5,000      1,975      9,241
  Purchase of mortgage servicing rights.......                            (706)
  Proceeds from bulk sales of servicing
   rights.....................................                             632
  Additions to premises and equipment, net....    (3,814)      (904)      (523)
  Purchase of Federal Home Loan Bank stock....      (195)       (65)       (82)
  Cash received on residual assets............     6,976
                                               ---------  ---------  ---------
      Net cash provided by investing
       activities.............................    39,309      3,042      7,118

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                         1997     1996    1995
                                                       --------  ------- ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts....................  $126,054  $18,176 $1,846
 Increase (decrease) in Federal Home Loan Bank
  advances...........................................     9,000          (1,250)
 Net proceeds from other borrowings..................    96,892    3,278
 Net proceeds from issuance of common stock..........    32,846    3,500
 Net proceeds from issuance of subordinated
  debentures.........................................     9,644
                                                       --------  ------- ------
    Net cash provided by financing activities........   274,436   24,954    596
                                                       --------  ------- ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.    (1,762)   9,333  2,385
CASH AND CASH EQUIVALENTS, beginning of year.........    13,265    3,932  1,547
                                                       --------  ------- ------
CASH AND CASH EQUIVALENTS, end of year...............  $ 11,503  $13,265 $3,932
                                                       ========  ======= ======
SUPPLEMENTAL CASH FLOW DISCLOSURES--
 Cash paid during the year for:
  Interest...........................................  $ 11,298  $ 3,773 $3,418
                                                       ========  ======= ======
  Income taxes.......................................  $  3,616  $   267 $  191
                                                       ========  ======= ======
NONCASH INVESTING ACTIVITIES DURING THE YEAR:
 Transfers from loans held for sale to loans held for
  investment.........................................  $    --   $   856 $  --
                                                       ========  ======= ======
 Transfers from loans to foreclosed real estate......  $  2,234  $ 2,070 $1,983
                                                       ========  ======= ======
 Loans to facilitate sales of foreclosed real estate.  $    287  $   761 $  647
                                                       ========  ======= ======
NONCASH FINANCING ACTIVITIES DURING THE YEAR--
 Stock dividends paid................................  $    --   $ 2,488 $  --
                                                       ========  ======= ======



                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Description of Business--The consolidated financial statements include the accounts of LIFE Financial Corporation (LIFE) and its wholly-owned subsidiaries, Life Bank (formerly Life Savings Bank, Federal Savings Bank) (the Bank) and Life Investment Holdings, Inc. (Life Investment) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

  LIFE is a savings and loan holding company, incorporated in the State of Delaware, that was initially organized for the purpose of acquiring all of the capital stock of the Bank through the holding company reorganization (the Reorganization) of the Bank, which was consummated on June 27, 1997. Pursuant to the Reorganization, LIFE issued 3,211,716 shares of common stock in exchange for the 1,070,572 shares of the Bank's outstanding common stock and, accordingly, the Bank became a wholly-owned subsidiary of LIFE. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests. On June 30, 1997, the Company completed its sale of 2,900,000 additional shares of its common stock through an initial public offering. On July 2, 1997, the Company issued 435,000 shares of common stock to the public through the exercise of the underwriter's overallotment option. The consolidated financial condition and results of operations of the Company for periods prior to the date of the Reorganization consist of those of the Bank.

  The Company originates, purchases, sells and services nonconventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company focuses on loans for the purchase or refinance of residential real property by borrowers who, because of prior credit problems or the absence of a credit history, are considered "subprime borrowers." The Company also originates debt consolidation loans generally up to 125% of the loan-to-value ratio of such loans for borrowers whose credit history qualifies for loans under federal agency programs. The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and mortgage brokers on a nationwide basis, as well as through the Company's retail lending division. Except for a limited number of loans specifically originated for retention in the Company's portfolio as loans held for investment, since 1994, loans originated or purchased are generally originated for sale in the secondary mortgage market or in asset securitizations. The Company generally retains the majority of the servicing rights to the loans sold or securitized and may sell servicing rights at a later date, depending on market opportunities. In addition, the Company purchases and originates for resale in the secondary market, smaller commercial real estate and multi-family loans. The Company funds substantially all of the loans which it purchases or originates through deposits from customers concentrated in the communities surrounding the Bank's home office in San Bernardino County, internally generated funds, advances from the Federal Home Loan Bank and other borrowings.

  The Company has recently begun to focus efforts on the origination of multi-family and commercial real estate as well as consumer-oriented loans secured by real estate, primarily home equity lines of credit and second trust deeds. Specifically, the Company has targeted borrowers seeking loans secured by multi-family properties or properties used for commercial business purposes such as small office buildings or light industrial or retail facilities. Such loans are generally originated for sale.

  Securities Held to Maturity--Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity. The Company designates securities as held to maturity upon acquisition.

  Loans--The Company's real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  The Company primarily originates mortgage loans for sale in the secondary market. At origination or purchase, mortgage loans are designated as held for sale or held for investment. Loans held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis by outstanding investor commitments or current investor requirements and include related loan origination costs and fees, as well as premiums or discounts for purchased loans. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Any transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. At December 31, 1997 and 1996, the principal balance of loans held for sale consists of $255,137,000 and $25,414,000, respectively, in single-family residential mortgage loans; $8,634,000 and $2,628,000, respectively, in multi-family residential mortgage loans; $10,749,000 and $2,412,000, respectively, in commercial mortgage loans; and $6,339,000 and $0, respectively, in other loans.

  Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for estimated loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

  Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible. Generally, allowances are established for uncollected interest on loans on which payments are more than 90 days past due.

  On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations, financial position or cash flows of the Company, taken as a whole.

  The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans. The Company uses the fair value of collateral method for measuring impaired loans. The Company applies such measurement provision to all loans in its portfolio except for one- to four-family residential mortgage loans and unsecured consumer loans, which are collectively evaluated for impairment.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Allowances for Estimated Loan and Real Estate Losses--It is the policy of the Company to maintain separate allowances for estimated loan and real estate losses at levels deemed appropriate by management to provide for known or inherent risks in the portfolio. Specific loss allowances are established for loans if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, general valuation allowances for loan and real estate losses have been established. Management's determination of the adequacy of the loan and real estate loss allowances is based on an evaluation of the composition of the portfolio, actual loss experience, current and prospective economic conditions, industry trends and other relevant factors, in the area in which the Company's lending and real estate activities are based, which may affect the borrowers' ability to pay and the value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

  Although management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

  Mortgage Financing Operations--The Company sells and securitizes the majority of loans held for sale with servicing retained. Under the servicing agreements, the investor is paid its share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loans' contractual interest rate.

  Effective July 1, 1995, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights, which amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities. SFAS No. 122 required an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The impact of adopting SFAS No. 122 was an increase in pretax income of $594,000, net income of $438,000 and earnings per share of $.23 for the year ended December 31, 1995.

  Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which was amended by SFAS No. 127. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguished transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities its has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 superseded SFAS No. 122. Implementation of SFAS No. 125 did not have a material impact on the Company's results of operations, financial condition or cash flows, taken as a whole.

  The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a disaggregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 1997 and 1996, the Company utilized a weighted average prepayment assumption of 21.1% and 23.0%, respectively, and a weighted average discount rate of 16.0% and 16.5%, respectively. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

  In 1995, gains on bulk sales of mortgage loan servicing rights were recognized when title and all risks and rewards irrevocably passed to the buyer and there were no significant unresolved contingencies.

  Residual Assets--In 1997 and 1996, the Company completed the securitization and sale of approximately $415,350,000 and $51,900,000, respectively, in loans in the form of mortgage pass-through certificates and recognized gains of approximately $27,753,000 and $4,300,000, respectively. These certificates are held in a trust independent of the Company. The Company will act as servicer for the trust and receive a stated servicing fee. The Company has also retained a beneficial interest in the form of an interest-only strip which represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. This interest-only strip receivable is classified as a trading security and recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. For the years ended December 31, 1997 and 1996, net unrealized gains of $86,000 and $484,000, respectively, resulted from changes in fair value and are included in results of operations.

  Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, a servicing fee, a trustee fee, an insurance fee and an estimate of annual future credit losses related to the prepayment, default, loss and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. At origination, the Company utilized prepayment assumptions ranging from 12% to 25%, an estimated loss factor assumption ranging from 0.5% to 2.5% and a weighted average discount rate of 13.5% to value residual assets. At December 31, 1997 and 1996, the Company utilized prepayment assumptions ranging from 12% to 60%, an estimated loss factor assumption ranging from 0.5% to 2.5% and a weighted average discount rate of 13.5% to value residual assets. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts, and historical default and prepayment rates of the portfolio under review. To the Company's knowledge, there is no active market for the sale of residual assets. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

  In connection with certain securitization transactions, the Company initially deposited cash with a trustee and will subsequently deposit a portion of the servicing spread collected on the related loans. Such amounts serve as credit enhancement for the related trust. The amounts set aside are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company; and, at the termination of the related trust, any remaining amounts on deposit are distributed to the Company. The amount on deposit at December 31, 1997 and 1996 is classified as restricted cash in the accompanying consolidated statements of financial condition.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Foreclosed Real Estate--Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

  Premises and Equipment--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 31 years for buildings, 15 years for leasehold improvements, 7 years for furniture, fixtures and equipment, and 3 years for computer equipment.

  The Company accounts for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement established accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. Accordingly, the Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.

  Income Taxes--The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. If necessary, a valuation allowance is established based on management's determination of the likelihood of realization of deferred tax assets.

  Derivative Financial Instruments--The Company has entered into various interest rate exchange agreements (swaps) to manage exposure to changes in interest rates. Net interest income (expense) on the swaps resulting from the differential between exchanging floating and fixed rate interest payments is recorded using the accrual method. No interest rate exchange agreements were outstanding as of December 31, 1997 and 1996 (Note 14).

  In the ordinary course of business, the Company has entered into other off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

  Earnings Per Share--The Company adopted SFAS No. 128, Earnings per Share, effective as of December 31, 1997. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 did not have a significant impact on the Company's earnings per share.

  Earnings per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization and the stock split effected in the form of a dividend during 1996. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the Reorganization and stock split.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Presentation of Cash Flows--For purposes of reporting cash flows, cash and cash equivalents include cash and federal funds sold. Generally, federal funds are sold for one-day periods. At December 31, 1997 and 1996, federal funds sold approximated $550,000 and $10,350,000, respectively.

  Use of Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Stock-Based Compensation--SFAS No. 123, Accounting for Stock-Based Compensation, issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25.

  Recent Accounting Developments--In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, Disclosure of Information About Capital Structure. The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not have a significant impact on the Company's consolidated financial statements.

  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows.

  Reclassifications--Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

2. REGULATORY CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the Office of Thrift Supervision (OTS), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3%, and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the Federal Deposit Insurance Corporation (FDIC). The FDIC requires the Bank to maintain minimum of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that the Bank meets all capital adequacy requirements to which it is subject.

  As of December 31, 1997 and 1996, the most recent notification from the OTS categorized the Bank as well-capitalized and adequately-capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well-capitalized or adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 1997 that management believes have changed the Bank's category.

  The Bank's actual capital amounts and ratios are also presented in the table.

                                                                   TO BE WELL-
                                                                   CAPITALIZED
                                                                  UNDER PROMPT
                                                                   CORRECTIVE
                                                FOR CAPITAL          ACTION
                                 ACTUAL      ADEQUACY PURPOSES     PROVISIONS
                              -------------  -------------------  -------------
                              AMOUNT  RATIO   AMOUNT     RATIO    AMOUNT  RATIO
                              ------- -----  ---------- --------  ------- -----
                                         (DOLLARS IN THOUSANDS)
As of December 31, 1997:
  Total Capital (to Risk-
   Weighted Assets).......... $33,947 10.32% $   26,306    8.00%  $32,882 10.00%
  Core Capital (to Adjusted
   Tangible Assets)..........  21,545  5.30%     12,202    3.00%   20,336  5.00%
  Tangible Capital (to
   Tangible Assets)..........  21,545  5.30%      6,101    1.50%     N/A    N/A
  Tier I Capital (to Risk-
   Weighted Assets)..........  21,545  6.55%       N/A      N/A    19,729  6.00%
As of December 31, 1996:
  Total Capital (to Risk-
   Weighted Assets)..........  10,446  9.43%      8,865    8.00%   11,081 10.00%
  Core Capital (to Adjusted
   Tangible Assets)..........   9,273  8.90%      3,127    3.00%    5,211  5.00%
  Tangible Capital (to
   Tangible Assets)..........   9,273  8.90%      1,563    1.50%     N/A    N/A
  Tier I Capital (to Risk-
   Weighted Assets)..........   9,273  8.37%       N/A      N/A     6,649  6.00%

  The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of the quarter-end.

  Under the framework, the Bank's capital levels at December 31, 1996 did not allow the Bank to accept brokered deposits without prior approval from the regulators. The Bank had approximately $2,200,000 of brokered deposits at December 31, 1996. This is not expected to materially impact the Bank as it has other sources of funds. The Bank's capital levels at December 31, 1997 allow the Bank to accept brokered deposits without prior approval from the regulators.

  The OTS issued regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with above-normal interest rate risk exposure are required to maintain additional capital. This

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994, and implementation will not begin until the Bank has been notified by the OTS.

  Management believes that, under current regulations, the Bank will continue to meet its minimum capital requirements in the coming year. However, events beyond the control of the Bank, such as changing interest rates or a downturn in the economy in the areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

  At periodic intervals, both the OTS and the FDIC routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

  The OTS concluded an examination of the Bank in November 1997. Examination results have been reflected in the financial statements presented herein. Future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the 1997 financial statements. Adjustments, if any, cannot presently be determined.

  On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the Funds Act), which, among other things, imposed a special one-time assessment on Savings Association Insurance Fund (SAIF) member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF-assessable deposits held as of March 31, 1995, payable November 27, 1996. The special assessment was recognized as an expense in the third quarter of 1996 and is tax deductible. The Bank took a pretax charge of $448,000 as a result of the SAIF special assessment.

  The Funds Act also spreads the obligations for payment of the Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. Beginning on January 1, 1997, BIF deposits are assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of
1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

  As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an ongoing basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

excess capital over its fully phased in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

3. SECURITIES HELD TO MATURITY

  The amortized cost and estimated fair value of securities held to maturity were as follows at December 31 (in thousands):

                                                        1997
                                        --------------------------------------
                                                  GROSS UNREALIZED   ESTIMATED
                                        AMORTIZED -----------------    FAIR
                                          COST     GAINS    LOSSES     VALUE
                                        --------- -------  --------  ---------
   U.S. Treasury and other agency
    securities.........................  $5,003    $    18  $    --   $5,021
   Mortgage-backed securities..........       9                            9
                                         ------    -------  --------  ------
                                         $5,012    $    18  $    --   $5,030
                                         ======    =======  ========  ======

                                                      1996
                                      ----------------------------------------
                                                GROSS UNREALIZED     ESTIMATED
                                      AMORTIZED ------------------     FAIR
                                        COST     GAINS     LOSSES      VALUE
                                      --------- --------  --------   ---------
   U.S. Treasury and other agency
    securities.......................  $8,013   $    --    $    (42)  $7,971
   Mortgage-backed securities........      10                             10
                                       ------   --------   --------   ------
                                       $8,023   $    --    $    (42)  $7,981
                                       ======   ========   ========   ======

  The maturity distribution of securities held to maturity at December 31, 1997 is as follows (in thousands):

                                                                       ESTIMATED
                                                             AMORTIZED   FAIR
                                                               COST      VALUE
                                                             --------- ---------
   Due in one year or less..................................  $3,004    $3,008
   Due from one to five years...............................   1,999     2,013
   Mortgage-backed securities...............................       9         9
                                                              ------    ------
                                                              $5,012    $5,030
                                                              ======    ======

  The weighted average yield on securities held to maturity was 5.88% and 5.47% at December 31, 1997 and 1996, respectively.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

4. LOANS HELD FOR INVESTMENT

  Loans held for investment consisted of the following at December 31 (in thousands):

                                                                1997     1996
                                                               -------  -------
   Mortgage loans:
    Residential:
     One- to four-family...................................... $23,068  $28,861
     Multi-family.............................................   2,019    2,124
    Commercial and land.......................................   6,014    7,247
                                                               -------  -------
                                                                31,101   38,232
   Other loans:
    Loans secured by deposit accounts.........................     165      177
    Unsecured commercial loans................................      63       67
    Unsecured consumer loans..................................     336       65
                                                               -------  -------
                                                                   564      309
                                                               -------  -------
                                                                31,665   38,541
   Less:
    Deferred loan origination fees............................      16       21
    Allowance for estimated loan losses.......................   2,573    1,625
                                                               -------  -------
                                                                 2,589    1,646
                                                               -------  -------
                                                               $29,076  $36,895
                                                               =======  =======
   Weighted average interest rate at end of period............    8.06%    8.06%
                                                               =======  =======


  The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

  At December 31, 1997, included in loans held for investment and loans held for sale are adjustable rate loans with principal balances of $169,063,000. Adjustable rate loans are indexed primarily to LIBOR.

  The following summarizes activity in the allowance for estimated loan losses for the years ended December 31 (in thousands):

                                                          1997    1996    1995
                                                         ------  ------  ------
   Balance, beginning of year........................... $1,625  $1,177  $  832
   Provision for estimated loan losses..................  1,850     963   1,194
   Recoveries...........................................      7     219      65
   Charge-offs..........................................   (909)   (734)   (914)
                                                         ------  ------  ------
   Balance, end of year................................. $2,573  $1,625  $1,177
                                                         ======  ======  ======

  The Company had nonaccrual loans at December 31, 1997, 1996 and 1995 of $5,126,000, $2,416,000 and $1,397,000, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $18,170,000, $6,692,000 and $5,500,000, respectively, instead of interest income actually recognized of $17,746,000, $6,513,000 and $5,433,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  At December 31, 1997 and 1996, the Company had impaired loans totaling $5,518,000 and $2,878,000, respectively, with related reserves of $1,017,000 and $452,000, respectively, recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. During the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans was $3,413,000, $2,300,000 and $1,980,000, respectively. Total cash collected on impaired loans during the years ended December 31, 1997, 1996 and 1995 was $1,498,000, $1,339,000 and $1,079,000, respectively, of which $1,329,000, $1,249,000 and
$960,000, respectively, was credited to principal. Interest income of $169,000, $90,000 and $119,000 on impaired loans was recognized for cash payments received during the years ended December 31, 1997, 1996 and 1995, respectively.

  At December 31, 1997 and 1996, troubled debt restructured loans amounted to $131,000. There were no troubled debt restructurings effected during the years ended December 31, 1997 and 1996.

  The Company is not committed to lend additional funds to debtors whose loans have been modified.

  The Bank is subject to numerous lending-related regulations. Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $3,592,000 at December 31, 1997.

  Activity in loans to directors and executive officers during the year ended December 31 are as follows (in thousands):

                                                             1997   1996   1995
                                                             -----  -----  ----
   Balance, beginning of year............................... $ --   $ --   $--
   Originations.............................................   778    154
   Loans sold servicing released............................  (365)  (154)
                                                             -----  -----  ----
   Balance, end of year..................................... $ 413  $ --   $--
                                                             =====  =====  ====

5. MORTGAGE FINANCING OPERATIONS

  Loans serviced for others at December 31, 1997, 1996 and 1995 totaled $536,726,000, $168,963,000 and $189,451,000, respectively.

  In connection with mortgage servicing activities, the Company held funds in trust for others totaling approximately $8,068,000 and $957,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, $32,000 and
$266,000, respectively, of these funds are included in deposit accounts of the Bank (subject to FDIC insurance limits).

  For the years ended December 31, 1997 and 1996, respectively, 22.7% and 34.0% of the properties securing loans funded by the Company were located in California, 4.8% and 11.9% were located in Utah, 3.0% and 7.6% were located in Colorado, 5.2% and 6.8% were located in Florida, 5.9% and 3.2% were located in Virginia, 5.4% and 3.9% were located in Maryland, 5.1% and 2.4% were located in North Carolina, and the remainder were dispersed throughout the country. At December 31, 1997 and 1996, respectively, 35.0% and 40.0% of the loan servicing portfolio was collateralized by real estate properties located in California. At December 31, 1997, no other state accounted for more than 6.0%.

  Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains some degree of risk on substantially all of the loans it sells. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

with the lending business, including borrower default, foreclosure and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers.

  In connection with its securitizations, the Company is required to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company. While the Company may have recourse to the sellers of loans it purchased, there can be no assurance of the sellers' abilities to honor their respective obligations to the Company. Likewise, in connection with its whole loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans, and if a loan purchaser enforces its remedies against the Company, the Company may not be able to enforce whatever remedies the Company may have against such sellers. If the loans were originated directly by the Company, the Company will be solely responsible for any breaches of representations or warranties.

  In addition, borrowers, loan purchasers, monoline insurance carriers and trustees in the Company's securitizations may make claims against the Company arising from alleged breaches of fiduciary obligations; misrepresentations, errors and omissions of employees, officers and agents of the Company, including appraisers; incomplete documentation; and failure by the Company to comply with various laws and regulations applicable to its business. Any claims asserted in the future may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations, financial condition, cash flows and business prospects.

  The following is a summary of activity in mortgage servicing rights for the years ended December 31 (in thousands):

                                                            1997    1996   1995
                                                           ------  ------  ----
   Balance, beginning of year............................. $2,645  $  683  $--
   Additions through originations.........................  8,120   2,270   864
   Additions through purchase of servicing rights.........                  706
   Amortization...........................................   (958)   (320) (268)
   Sales..................................................                 (606)
   Change in valuation allowance..........................             12   (13)
   Direct writedowns...................................... (1,281)
                                                           ------  ------  ----
   Balance, end of year................................... $8,526  $2,645  $683
                                                           ======  ======  ====

  The following is a summary of activity in the valuation allowance for mortgage servicing rights for the years ended December 31 (in thousands):

                                                                 1997 1996  1995
                                                                 ---- ----  ----
    Balance, beginning of year.................................. $ 1  $ 13  $--
    Additions (reductions) charged (credited) to operations.....       (12)  13
                                                                 ---  ----  ---
    Balance, end of year........................................ $ 1  $  1  $13
                                                                 ===  ====  ===

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Net gains from mortgage financing operations for the years ended December 31 consisted of the following (in thousands):

                                                           1997    1996   1995
                                                          ------- ------ ------
   Gains on sale and securitization of loans held for
    sale................................................  $29,699 $7,868 $3,549
   Net unrealized gain on residual assets...............       86    484
   Gains on bulk sale of mortgage servicing rights......                     26
                                                          ------- ------ ------
                                                          $29,785 $8,352 $3,575
                                                          ======= ====== ======

 6. PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following at December 31 (in thousands):

                                                                1997     1996
                                                               -------  -------
   Premises................................................... $   569  $   569
   Leasehold improvements.....................................   1,930      530
   Furniture, fixtures and equipment..........................   4,116    1,787
                                                               -------  -------
                                                                 6,615    2,886
   Less accumulated depreciation and amortization.............  (1,851)  (1,307)
                                                               -------  -------
                                                               $ 4,764  $ 1,579
                                                               =======  =======

 7. FORECLOSED REAL ESTATE

  Activity in the allowance for estimated real estate losses is summarized as follows for the years ended December 31 (in thousands):

                                                              1997  1996   1995
                                                              ----  -----  ----
   Balance, beginning of year................................ $ 65  $  44  $ 29
   Provision for estimated real estate losses................  108    145   104
   Recoveries................................................    2      2
   Charge offs...............................................  (96)  (126)  (89)
                                                              ----  -----  ----
   Balance, end of year...................................... $ 79  $  65  $ 44
                                                              ====  =====  ====

  Net loss on foreclosed real estate is summarized as follows for the years ended December 31 (in thousands):

                                                             1997  1996  1995
                                                             ----  ----  -----
   Net gain on sales of foreclosed real estate.............. $(74) $(41) $(137)
   Net real estate operating costs..........................   92    54     86
   Provision for estimated real estate losses...............  108   145    104
                                                             ----  ----  -----
   Net loss on foreclosed real estate....................... $126  $158  $  53
                                                             ====  ====  =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

 8. DEPOSIT ACCOUNTS

  Deposit accounts consisted of the following at December 31 (in thousands):

                                             1997                  1996
                                    ---------------------- ---------------------
                                               WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE
                                    BALANCE  INTEREST RATE BALANCE INTEREST RATE
                                    -------- ------------- ------- -------------
     Checking accounts............. $ 11,353     2.99%     $ 8,947     2.22%
     Passbook accounts.............    3,838     2.10        4,117     2.10
     Money market accounts.........    2,729     2.98        3,217     2.99
     Certificate accounts:
      Under $100,000...............  141,036     5.93       49,437     5.66
      $100,000 and over............   52,809     5.98       19,993     5.63
                                    --------               -------
                                    $211,765     5.68%     $85,711     5.02%
                                    ========               =======

  The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

                                                                  1997    1996
                                                                -------- -------
   Within one year............................................. $187,501 $59,438
   One to two years............................................    3,631   6,197
   Two to three years..........................................    1,179   1,700
   Three to four years.........................................      589     925
   Four to five years..........................................      421     613
   Thereafter..................................................      524     557
                                                                -------- -------
                                                                $193,845 $69,430
                                                                ======== =======

  Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

                                                             1997   1996   1995
                                                            ------ ------ ------
   Checking accounts....................................... $  279 $  112 $   92
   Passbook accounts.......................................     84     92    127
   Money market accounts...................................     88    118    144
   Certificate accounts....................................  7,587  3,192  2,829
                                                            ------ ------ ------
                                                            $8,038 $3,514 $3,192
                                                            ====== ====== ======

 9. ADVANCES FROM FEDERAL HOME LOAN BANK AND OTHER BORROWINGS

  As of December 31, 1997 and 1996, the Company had an available line of credit with the Federal Home Loan Bank of San Francisco (FHLB) of $17,471,000 and $17,346,000, respectively, use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. Advances and/or the line of credit are collateralized by pledges of certain real estate loans and securities with an aggregate principal balance of $21,777,000 and $20,474,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, outstanding FHLB advances totaled $9,000,000 at a weighted average interest rate of 7.07%. There were no FHLB advances outstanding at December 31, 1996.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  The following summarizes activities in advances from the FHLB for the years ended December 31 (dollars in thousands):

                                                        1997     1996     1995
                                                       -------  -------  ------
   Average balance outstanding.......................  $ 8,284  $ 4,259  $3,112
   Maximum amount outstanding at any month-end during
    the year.........................................   17,800   13,900   7,600
   Weighted average interest rate during the year....     5.82%    5.93%   6.55%

  At December 31, 1997, the Company had three warehousing lines of credit available to it from national investment banking firms. The first line allows the Company to draw up to $50,000,000 and expires on April 30, 1998. The second line allows the Company to draw up to $200,000,000 and expires August 20, 1998. The third line allows the Company to draw up to $40,000,000 and maintains a revolving maturity date. An aggregate balance of $100,170,000 was drawn on these lines as of December 31, 1997 at a weighted average interest rate of 7.19%. These lines of credit, which were obtained during 1997, bear interest at a variable rate based on LIBOR. Outstanding borrowings under these lines of credit are collateralized by loans held for sale. These lines of credit contain certain affirmative, negative and financial covenants, with which the Company was in compliance at December 31, 1997.

  The following summarizes activities in the lines of credit for the year ended December 31, 1997 (dollars in thousands):

   Average balance outstanding........................................ $ 48,765
   Maximum amount outstanding at any month-end during year............  226,846
   Weighted average interest rate during the year.....................     6.53%

  At December 31, 1996, the Company had a borrowing of $3,278,000 with an interest rate of 8.43% from a financial institution. The borrowing was collateralized by certain real estate loans with an aggregate principal balance of $3,278,000. The borrowing was repaid on January 17, 1997.

10. SUBORDINATED DEBENTURES

  On March 14, 1997, the Bank issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. The Debentures qualify as supplementary capital under regulations of the OTS, which capital may be used to satisfy the risk-based capital requirements in an amount up to 100% of the Bank's core capital. The Debentures are direct, unconditional obligations of the Bank ranking with all other existing and future unsecured and subordinated indebtedness of the Bank. They are subordinated on liquidation, as to principal and interest, and premium, if any, to all claims against the Bank having the same priority as savings account holders or any higher priority.

  The Debentures are redeemable at the option of the Bank, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Following the Reorganization, the Bank may substitute LIFE in its place as obligor on the Debentures (the Substitution). If such Substitution occurs, holders of the Debentures will have the option at September 15, 1998 or at such later time as the Substitution occurs, to require LIFE to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date. If the Substitution occurs, upon a change in control of LIFE, holders of the Debentures will

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

have the option to require LIFE to purchase all or part of the holder's outstanding Debentures at a price equal to 101% of the principal amount repurchased plus accrued interest through the repurchase date.

11. INCOME TAXES

  Income taxes for the years ended December 31 consisted of the following (in thousands):

                                                            1997    1996   1995
                                                           ------  ------  ----
   Current provision (benefit):
    Federal............................................... $ (317) $1,073  $374
    State.................................................   (426)    312     1
                                                           ------  ------  ----
                                                             (743)  1,385   375
                                                           ------  ------  ----
   Deferred (benefit) provision:
    Federal...............................................  6,907    (235)  (81)
    State.................................................  2,878     (24)
                                                           ------  ------  ----
                                                            9,785    (259)  (81)
                                                           ------  ------  ----
     Total income tax provision (benefit)................. $9,042  $1,126  $294
                                                           ======  ======  ====
  A reconciliation from the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 is as follows:

                                                            1997    1996   1995
                                                           ------  ------  ----
   Statutory federal income tax rate......................   35.0%   35.0% 35.0%
   State taxes, net of federal income tax benefit.........    7.4     7.2
   Other..................................................   (0.8)    0.6   1.1
                                                           ------  ------  ----
                                                             41.6%   42.8% 36.1%
                                                           ======  ======  ====

  Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

                                                                  1997    1996
                                                                --------  -----
   Deferred tax assets:
     Depreciation.............................................. $    119  $ --
     Accrued bonus.............................................    1,276
     Net operating loss........................................    3,423
     Allowance for loan losses.................................      910    479
     Capital loss carryforward.................................       60     63
     Loans held for sale.......................................    1,391    115
     Other.....................................................    1,245    301
                                                                --------  -----
                                                                   8,424    958
                                                                --------  -----
   Deferred tax liabilities:
     Gain on sale of loans.....................................  (16,826)
     Depreciation..............................................             (61)
     Originated servicing rights...............................     (818)  (358)
     Federal Home Loan Bank stock..............................     (132)  (106)
                                                                --------  -----
                                                                 (17,776)  (525)
                                                                --------  -----
                                                                  (9,352)   433
   Less valuation allowance....................................      (36)   (36)
                                                                --------  -----
   Net deferred tax (liability) asset.......................... $ (9,388) $ 397
                                                                ========  =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  At December 31, 1997 and 1996, the net deferred tax liability and net deferred tax asset are included in other liabilities and other assets, respectively, in the accompanying consolidated statements of financial condition. Also included in other assets at December 31, 1997 are refundable income taxes of $2,428,000.

  The Bank's financial statement equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Bank is partially redeemed, this tax bad debt reserve, which approximates $330,000 at December 31, 1997, will be recaptured into income at the then-prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $116,000. It is not contemplated that the Bank will make any disqualifying distributions that would result in the recapture of these reserves.

12. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

  The Company is involved in various legal proceedings associated with normal operations. In the opinion of management, based on the advice of legal counsel, such litigation and claims are expected to be resolved without material effect on the financial position of the Company.

  The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2002. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

   Year ending December 31:
     1998................................................................ $  830
     1999................................................................    840
     2000................................................................    766
     2001................................................................    663
     2002................................................................    415
     Thereafter..........................................................      5
                                                                          ------
                                                                          $3,519
                                                                          ======

  Rental expense under all operating leases totaled $424,000, $232,000 and $124,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company and the Bank have negotiated employment agreements with their chief executive officer. These agreements provide for the payment of a base salary, a bonus based upon performance of the Company and the payment of severance benefits upon termination.

  Lending Activities--Loans to subprime borrowers present a higher level of risk of default than conforming loans because of the increased potential for default by borrowers who may have had previous credit problems or who do not have any credit history. Loans to subprime borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than conventional loans. The actual rates of delinquencies, foreclosures and losses on loans to subprime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While the Company believes that the underwriting procedures and appraisal processes it employs enable it to somewhat mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  The debt consolidation loans the Company originates for agency-qualified borrowers are primarily home equity lines of credit and second deeds of trust generally up to 125% of the appraised value of the real estate underlying the loans. In the event of a default on such a loan by a borrower, there generally would be insufficient collateral to pay off the balance of such loan and the Company, as holder of a second position on the property, would likely lose a substantial portion, if not all, of its investment. While the Company believes that the underwriting procedures it employs enable it to somewhat mitigate the higher risks inherent in such loans, no assurance can be given that such procedures will afford adequate protection against such risks. Approximately 88% and 65%, respectively, of the loans included in the securitization transactions completed in 1997 and 1996 consisted of this type of loan.

  The Company has been actively involved in the origination, purchase and sale to institutional investors of real estate secured loans and, more recently, in asset securitizations. Generally, the profitability of such mortgage financing operations depends on maintaining a sufficient volume of loans for sale and the availability of purchasers. Changes in the level of interest rates and economic factors affect the amount of loans originated or available for purchase by the Company, and thus the amount of gains on sale of loans and servicing fee income. Changes in the purchasing policies of institutional investors or increases in defaults after funding could substantially reduce the amount of loans sold to such investors or sold through asset securitizations. Any such changes could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

  The Company's ability to originate, purchase and sell loans through its mortgage financing operations is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by the Company. A significant decline in interest rates could also decrease the size of the Company's servicing portfolio and the related servicing income by increasing the level of prepayments. The Company does not currently utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Therefore, between the time the Company originates the loans or purchase commitments are issued or asset securitizations are completed, the Company is exposed to downward movements in the market price of such loans due to upward movements in interest rates.

  The Company depends largely on mortgage brokers and correspondents for its purchases and originations of new loans. The Company's competitors also seek to establish relationships with the Company's mortgage brokers and correspondents. The Company's future results may become increasingly exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans.

  Availability of Funding Sources--The Company funds substantially all of the loans which it originates or purchases through deposits, internally-generated funds, FHLB advances or other borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. The Company also uses the proceeds generated by the Company in selling loans in the secondary market or pools of loans in asset securitizations to fund subsequent originations or purchases. On an ongoing basis, the Company explores opportunities to access credit lines as an additional source of funds. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Dependence on Securitizations--Since December 1996, the Company has completed four loan securitization transactions. The Company derived a significant portion of its income in 1997 and 1996 by recognizing such gains on sale. The Company's ability to complete securitizations is affected by several factors, including conditions in the securities markets generally and in the asset-backed securities markets specifically, the credit quality of the Company's loan portfolio, and the Company's ability to obtain credit enhancements. Although the Company obtained credit enhancements in its securitizations which facilitated an investment-grade rating for the securitization interests, there can be no assurance that the Company will be able to obtain future credit enhancements on acceptable terms or that future securitizations will be similarly rated. Any substantial reduction in the ability of the Company to complete asset securitizations could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

13. BENEFIT PLANS

  401(k) Plan--The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were not material for the years ended December 31, 1997, 1996 and 1995.

  Cash Bonus Plan--The Company adopted a cash bonus plan (the Bonus Plan) effective February 1996. All employees except for commissioned employees and employees with employment contracts are eligible to participate. Approximately $1,480,000 and $100,000 in expense was recorded pursuant to the Bonus Plan during the years ended December 31, 1997 and 1996, respectively.

  Stock Option Plans--On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the 1996 Option Plan). The 1996 Option Plan authorizes the granting of options equal to 321,600 shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Bank, which change in control did not include the reorganization of the Bank into the holding company. Awards granted to nonemployee directors are nonstatutory options. Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at a rate of 33.3% per year, beginning on November 21, 1999.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  The components of the 1996 Option Plan as of December 31, 1997 and 1996, and changes during the years then ended (as adjusted for the Reorganization), consist of the following:

                                                   1997              1996
                                             ----------------- -----------------
                                                      WEIGHTED          WEIGHTED
                                                      AVERAGE           AVERAGE
                                                      EXERCISE          EXERCISE
                                             SHARES    PRICE    SHARES   PRICE
                                             -------  -------- -------- --------
   Options outstanding at the beginning of
    the year...............................  321,600   $3.33        --   $ --
     Granted...............................                     321,600   3.33
     Forfeited.............................   (5,400)   3.33
                                             -------           --------
   Options outstanding at the end of the
    year...................................  316,200    3.33    321,600   3.33
                                             =======           ========
   Options exercisable at the end of the
    year...................................   27,540    3.33        --
   Weighted average remaining contractual
    life of options outstanding at end of
    year...................................  9 years           10 years
   Weighted average information for options
    granted during the year:
   Fair value..............................    $1.69              $1.66

  The fair value of options granted under the 1996 Option Plan during 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, no volatility, risk-free interest rate of 7% and expected lives of 10 years.

  Options exercisable as of December 31, 1997 were due to the retirement of three directors. Upon retirement, their options immediately vested. As of June 27, 1997, the date of the Reorganization, the 1996 Option Plan became the amended and restated LIFE Financial Corporation 1996 Stock Option Plan. Stock options with respect to shares of the Bank's common stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's common stock upon identical terms and conditions. The Company assumed all of the Bank's obligations with respect to the 1996 Option Plan.

  The Board of Directors of the Company adopted the LIFE Financial Corporation 1997 Stock Option Plan (the 1997 Option Plan), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the Option Plans). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the public offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans.

  After the Reorganization, the Option Plans became available to directors, officers and employees of the Company, and to directors, officers and employees of its direct or indirect subsidiaries. The options granted pursuant to the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 1997:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                               SHARES    PRICE
                                                               -------  --------
   Options granted............................................ 194,000   $11.14
   Options forfeited..........................................  (1,000)  $11.00
                                                               -------
   Options outstanding at December 31, 1997................... 193,000   $11.14
                                                               =======
   Options exercisable at December 31, 1997...................  17,500
                                                               =======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Options exercisable as of December 31, 1997 were due to the retirement of one director. Upon retirement, the options immediately vested.

  The estimated fair value of the options granted under the 1997 Option Plan during 1997 was $8.37 per share.

  The fair value of options granted under the 1997 Option Plan during 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, volatility rate of 55.92%, risk-free interest rate of 6.45% and expected lives of 10 years.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                                  1997    1996
                                                                 ------- ------
   Net income to common stockholders:
    As reported................................................. $12,700 $1,505
    Pro forma................................................... $12,154 $1,489
   Basic earnings per share:
    As reported................................................. $  2.60 $ 0.63
    Pro forma................................................... $  2.49 $ 0.63
   Diluted earnings per share:
    As reported................................................. $  2.49 $ 0.63
    Pro forma................................................... $  2.38 $ 0.63

14. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

  The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.

  During 1988, the Company entered into agreements to pay fixed rate interest payments in exchange for the receipt of variable market indexed interest payments (interest rate swaps). The notional principal amount of interest rate swaps outstanding at January 1, 1995 was $2,000,000, all of which matured in 1995. The intent of these agreements was to match the maturities of certain liabilities and convert variable rate liabilities into fixed rate. The notional amount of interest rate swaps does not represent exposure to credit loss. No new interest rate swap transactions were entered into during the years ended December 31, 1997, 1996 and 1995.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 1997 and 1996 totaled $29,173,000 and $9,217,000, respectively.

  The Company regularly enters into commitments to sell certain dollar amounts of loans to third parties under specific, negotiated terms. The terms include the minimum maturity of the loans, yield to purchaser, servicing spread to the Company, and the maximum principal amount of the individual loans. The Company typically satisfies these commitments from its current production of loans. These commitments have fixed expiration dates and may require a fee. At December 31, 1997 and 1996, the Company had outstanding commitments to sell loans of $62,649,000 and $3,072,000, respectively.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                    1997
                                                             -------------------
                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                               (IN THOUSANDS)
   Assets:
    Cash and cash equivalents............................... $11,503   $11,503
    Restricted cash.........................................  12,339    12,339
    Securities held to maturity.............................   5,012     5,030
    Residual assets.........................................  40,746    40,746
    Loans held for sale..................................... 289,268   295,346
    Loans held for investment, net..........................  29,076    28,493
    Mortgage servicing rights...............................   8,526     9,816
    FHLB stock..............................................   1,067     1,067
   Liabilities:
    Deposit accounts........................................ 211,765   211,877
    FHLB advances...........................................   9,000     9,000
    Other borrowings........................................ 100,170   100,170
    Subordinated debentures.................................  10,000    10,000
   Off-balance sheet unrealized gain on commitments.........             2,702

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                                                    1996
                                                             -------------------
                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                               (IN THOUSANDS)
   Assets:
    Cash and cash equivalents............................... $13,265   $13,265
    Restricted cash.........................................   1,636     1,636
    Securities held to maturity.............................   8,023     7,981
    Residual asset..........................................   5,700     5,700
    Loans held for sale.....................................  31,018    31,288
    Loans held for investment, net..........................  36,895    37,475
    Mortgage servicing rights...............................   2,645     2,984
    FHLB stock..............................................     814       814
   Liabilities:
    Deposit accounts........................................  85,711    86,278
    Other borrowings........................................   3,278     3,278
   Off-balance sheet unrealized gain on commitments.........               --

  The Company utilized the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents--The carrying amount approximates fair value.

    Restricted Cash--The carrying amount approximates fair value.

    Securities Held to Maturity--Fair values are based on quoted market prices.

    Loans Held for Sale--Fair values are based on quoted market prices or dealer quotes.

    Loans Held for Investment--The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors.

    Residual Assets and Mortgage Servicing Rights--Fair values are estimated using discounted cash flows based on current market values.

    FHLB Stock--The fair value is based on its redemption value.

    Deposit Accounts--The fair value of checking, passbook and money market accounts is the amount payable on demand at the reporting date. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining maturities.

    FHLB Advances, Other Borrowings and Subordinated Debentures--The carrying amount approximates fair value as the interest rate currently approximates market.

    Financial Instruments with Off-Balance Sheet Risk--As of December 31, 1997, fair values are based on quoted market prices or dealer quotes. As of December 31, 1996, no fair value is ascribed to the Company's outstanding commitments to fund loans since commitment fees are not significant and predominantly all such commitments are variable rate commitments.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. SEGMENT INFORMATION

  The Company's operations within the financial services industry principally focus on banking and mortgage financing activities. Information about these segments as of or for the years ended December 31, 1997, 1996 and 1995 is as follows (dollars in thousands):

                                                               1997
                                                    ---------------------------
                                                             MORTGAGE
                                                    BANKING  FINANCING  TOTAL
                                                    -------  --------- --------
   Revenue for the year............................ $ 4,897  $ 47,515  $ 52,412
   Income (loss) before income tax provision for
    the year.......................................    (730)   22,472    21,742
   Assets employed at year-end.....................  50,547   361,238   411,785
   Depreciation and amortization for the year......      92       537       629
   Capital expenditures for the year...............     936     2,878     3,814
                                                               1996
                                                    ---------------------------
                                                             MORTGAGE
                                                    BANKING  FINANCING  TOTAL
                                                    -------  --------- --------
   Revenue for the year............................ $ 3,898  $ 12,143  $ 16,041
   Income (loss) before income tax provision for
    the year.......................................  (2,325)    4,956     2,631
   Assets employed at year-end.....................  59,943    44,067   104,010
   Depreciation and amortization for the year......     120       501       621
   Capital expenditures for the year...............     276       628       904
                                                               1995
                                                    ---------------------------
                                                             MORTGAGE
                                                    BANKING  FINANCING  TOTAL
                                                    -------  --------- --------
   Revenue for the year............................ $ 4,207  $  5,638  $  9,845
   Income (loss) before income tax provision for
    the year.......................................  (1,128)    1,942       814
   Assets employed at year-end.....................  49,201    24,935    74,136
   Depreciation and amortization for the year......      92       342       434
   Capital expenditures for the year...............      56       467       523

17. EARNINGS PER SHARE

  In December 1997, the Company adopted SFAS No. 128, Earnings Per Share, which supersedes APB Opinion No. 15, Earnings Per Share. All prior periods presented have been restated to reflect the computation of earnings per share under SFAS No. 128.

  SFAS No. 128 requires computation of EPS using basic and diluted methodologies. Basic EPS excludes any dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

  A reconciliation of the numerators and denominators used in basic and diluted EPS computations is as follows (in thousands, except per share data):

                                              INCOME       SHARES     PER SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
   Year ended December 31, 1997:
     Net earnings applicable to earnings
      per share............................   $12,700
                                              -------
   Basic earnings per share--
     Earnings available to common
      stockholders.........................    12,700       4,885       $2.60
                                                                        =====
   Effect of dilutive securities--
     Stock option plans....................                   223
                                              -------       -----
   Diluted earnings per share--
     Earnings available to common
      stockholders plus assumed
      conversions..........................   $12,700       5,108       $2.49
                                              =======       =====       =====
                                              INCOME       SHARES     PER SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
   Year ended December 31, 1996:
     Net earnings applicable to earnings
      per share............................   $ 1,505
                                              -------
   Basic and diluted earnings per share--
     Earnings available to common
      stockholders.........................   $ 1,505       2,371       $0.63
                                              =======       =====       =====
   Year ended December 31, 1995:
     Net earnings applicable to earnings
      per share............................   $   520
                                              -------
   Basic and diluted earnings per share--
     Earnings available to common
      stockholders.........................   $   520       1,866       $0.28
                                              =======       =====       =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

18. PARENT COMPANY FINANCIAL INFORMATION

  The following presents the unconsolidated financial statements of the parent company only, LIFE Financial Corporation (Note 1) as of December 31 (in thousands):

               LIFE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

                                                                  1997    1996
                                                                 ------- ------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
  Cash and cash equivalents..................................... $   933 $  --
  Restricted cash...............................................  12,339
  Residual assets...............................................  40,746
  Investment in subsidiaries....................................  21,552  9,273
  Other assets..................................................     886
                                                                 ------- ------
    TOTAL ASSETS................................................ $76,456 $9,273
                                                                 ======= ======
LIABILITIES:
  Other borrowings.............................................. $15,537
  Accounts payable and other liabilities........................   6,100
                                                                 ------- ------
  TOTAL LIABILITIES.............................................  21,637
                                                                 ------- ------
  TOTAL STOCKHOLDERS' EQUITY....................................  54,819  9,273
                                                                 ------- ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................... $76,456 $9,273
                                                                 ======= ======

               LIFE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

                                                             1997    1996  1995
                                                            ------- ------ ----
STATEMENTS OF OPERATIONS
INTEREST INCOME............................................ $   151 $  --  $--
INTEREST EXPENSE...........................................      80
                                                            ------- ------ ----
  Net interest income......................................      71
NONINTEREST INCOME.........................................  12,997
NONINTEREST EXPENSE........................................   1,308
EQUITY IN NET EARNINGS OF SUBSIDIARIES.....................   5,796  1,505  520
                                                            ------- ------ ----
EARNINGS BEFORE INCOME TAX EXPENSE.........................  17,556  1,505  520
INCOME TAX EXPENSE.........................................   4,856
                                                            ------- ------ ----
NET EARNINGS............................................... $12,700 $1,505 $520
                                                            ======= ====== ====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                LIFE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

                        SUMMARY STATEMENT OF CASH FLOWS

                                                      1997      1996    1995
                                                    ---------  -------  -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings....................................... $  12,700  $ 1,505  $ 520
Adjustments to reconcile net earnings to cash pro-
 vided by operating activities:
  Gain on sale and securitization of loans held for
   sale............................................   (11,382)
  Purchase of loans held for sale, net of loan
   fees............................................  (324,795)
  Proceeds from sales and securitization of loans
   held for sale...................................   307,337
  Net accretion of residual assets.................    (1,334)
  Increase in restricted cash......................    (3,071)
  Net unrealized loss on residual assets...........    (1,606)
  Increase in accounts payable and other
   liabilities.....................................     6,100
  Increase in other assets.........................      (886)
  Equity in net earnings of subsidiaries...........    (5,796)  (1,505)  (520)
                                                    ---------  -------  -----
    Net cash used in operating activities..........   (22,733)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of residual assets and restricted cash
 from the Bank.....................................   (23,127)
Cash received on residual assets...................     4,891
Capital contributions to subsidiaries..............    (6,481)
                                                    ---------  -------  -----
    Net cash used in investing activities..........   (24,717)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from other borrowings.................    15,537
Net proceeds from issuance of common stock.........    32,846
                                                    ---------  -------  -----
    Net cash provided by financing activities......    48,383
                                                    ---------  -------  -----
NET INCREASE IN CASH AND CASH EQUIVALENTS..........       933
CASH AND CASH EQUIVALENTS, beginning of year.......
                                                    ---------  -------  -----
CASH AND CASH EQUIVALENTS, end of year............. $     933  $   --   $ --
                                                    =========  =======  =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of quarterly results for the years ended December
31:

                                                  FIRST  SECOND   THIRD  FOURTH
                                                 QUARTER QUARTER QUARTER QUARTER
                                                 ------- ------- ------- -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                              DATA)
1997:
  Interest income............................... $2,304  $4,151  $5,697  $8,975
  Interest expense..............................  1,561   2,460   3,080   5,729
  Provision for estimated loan losses...........    500             400     950
  Noninterest income............................  6,085   3,398   8,702  13,100
  Net earnings..................................  2,242   1,522   3,931   5,005
  Earnings per share:
    Basic.......................................    .70     .47     .60     .76
    Diluted.....................................    .70     .44     .57     .73
1996:
  Interest income............................... $1,662  $1,691  $1,569  $2,007
  Interest expense..............................    929     926     844   1,067
  Provision for estimated loan losses...........     68      40     251     604
  Noninterest income............................  1,040   1,432   1,791   4,849
  Net earnings..................................    105      61       2   1,337
  Earnings per share:
    Basic.......................................    .06     .03     .00     .42
    Diluted.....................................    .06     .03     .00     .42

20. SUBSEQUENT EVENT

  On March 11, 1998, the Company entered into an agreement and plan of merger (Merger Agreement) with FIRSTPLUS Financial Group, Inc. (FIRSTPLUS). The Merger Agreement provides for the merger of the Company with and into FIRSTPLUS, with FIRSTPLUS as the surviving corporation. The Merger Agreement is subject to the receipt of regulatory approval and the approval of the shareholders of the Company. Under the Merger Agreement, at the effective date of the merger, each outstanding share of Company common stock will be converted into the right to receive between 0.500 and 0.667 share of FIRSTPLUS common stock.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed within 120 days after the end of the Registrant's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are included herein at Item 8.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3) Exhibits

  (a) The following exhibits are filed as part of this report:

      3.1 Certificate of Incorporation of LIFE Financial Corporation*
      3.2 Bylaws of LIFE Financial Corporation*
      4.0 Stock Certificate of LIFE Financial Corporation*
     21.0 Subsidiary information is incorporated herein by reference to "Part
          I--Subsidiaries"
     23.1 Consent of Deloitte & Touche LLP
     23.2 Consent of Grant Thornton LLP
     27.0 Financial Data Schedule

  (b) Reports on Form 8-K

    None.
--------
* Incorporated herein by reference into this document from the Exhibits to Form S-4 Registration Statement, filed on January 27, 1997 and any amendments thereto, Registration No. 333-20497.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIFE FINANCIAL CORPORATION

                                                   /s/ Daniel L. Perl
                                          By: _________________________________
                                                       Daniel L. Perl
                                               President and Chief Executive
                                                          Officer

DATED:

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

       /s/ Daniel L. Perl            President and Chief           March 30, 1998
____________________________________  Executive Officer
           Daniel L. Perl             (principal executive
                                      officer)

    /s/ L. Bruce Mills, Jr.          Executive Vice President and  March 30, 1998
____________________________________  Chief Financial Officer
        L. Bruce Mills, Jr.           (principal financial and
                                      accounting officer)

     /s/ Ronald G. Skipper           Chairman of the Board         March 30, 1998
____________________________________
         Ronald G. Skipper

      /s/ John D. Goddard            Director                      March 30, 1998
____________________________________
          John D. Goddard

     /s/ Milton E. Johnson           Director                      March 30, 1998
____________________________________
         Milton E. Johnson

      /s/ Robert K. Riley            Director                      March 30, 1998
____________________________________
          Robert K. Riley