Form 10-Q
period 1998-03-31
LIFE FINANCIAL CORP
filed 1998-05-15
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                        Commission File Number 0-22193

                          LIFE FINANCIAL CORPORATION
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   [X] Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,546,716 shares of common stock, par value $0.01 per share, were outstanding as of May 14, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Consolidated Statements of Financial Condition:
         March 31, 1998 (unaudited) and December 31, 1997.................    1

         Consolidated Statements of Operations:
         For the Three months ended March 31, 1998 and 1997 (unaudited)...    2

         Consolidated Statements of Cash Flows:
         For the Three months ended March 31, 1998 and 1997 (unaudited)...    3

         Notes to Consolidated Financial Statements (unaudited)...........    4

Item 2   Management's Discussion and Analysis of Results of Operations
         and Financial Condition..........................................    7

Item 3   Quantitative and Qualitative Disclosures About Market Risk.......   15

PART II  OTHER INFORMATION

Item 1   Legal Proceedings................................................   16

Item 2   Changes in Securities and Use of Proceeds........................   16

Item 3   Defaults Upon Senior Securities..................................   16

Item 4   Submission of Matters to a Vote of Security Holders..............   16

Item 5   Other Information................................................   16

Item 6   Exhibits and Reports on Form 8-K.................................   16

Item 1.  Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)

                                                       March 31,    December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (Unaudited)
ASSETS:
Cash and cash equivalents...........................    $ 71,299      $ 11,503
Restricted cash.....................................      13,481        12,339
Securities held-to-maturity, estimated fair value
     of $5,027 and $5,030 at March 31, 1998 and
     December 31, 1997..............................       5,011         5,012
Residual assets, at fair value......................      43,275        40,746
Loans held-for-sale.................................     202,956       289,268
Loans held-for-investment - net of allowance for
     estimated loan losses of $4,132 and $2,573
     at March 31, 1998 and December 31, 1997........      27,873        29,076
Mortgage servicing rights...........................       9,931         8,526
Accrued interest receivable.........................       2,052         2,638
Foreclosed real estate - net........................       1,645         1,440
Premises and equipment - net........................       6,012         4,764
Federal Home Loan Bank stock........................       1,083         1,067
Other assets........................................       2,569         5,406
                                                        --------      --------
     TOTAL ASSETS...................................    $387,187      $411,785
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts....................................    $239,805      $211,765
Federal Home Loan Bank advances.....................           -         9,000
Other borrowings....................................      48,482       100,170
Subordinated debentures.............................      10,000        10,000
Accounts payable and other liabilities..............      30,364        26,031
                                                        --------      --------
     Total liabilities..............................     328,651       356,966

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 25,000,000 shares
     authorized; 6,546,716 shares issued and
     outstanding as of March 31, 1998 and
     December 31, 1997..............................          65            65
Additional paid-in capital..........................      42,171        42,171
Retained earnings, partially restricted.............      16,300        12,583
                                                        --------      --------
     Total stockholders' equity.....................      58,536        54,819
                                                        --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $387,187      $411,785
                                                        ========      ========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------   ---------
Interest Income:
Loans                                                      $   7,466   $   1,872
Residual assets                                                1,497         173
Securities held to maturity                                       74         106
Other interest-earning assets                                  1,000         153
                                                           ---------   ---------
     Total interest income                                    10,037       2,304
                                                           ---------   ---------

Interest Expense:
Deposit accounts                                               3,269       1,317
FHLB advances and other borrowings                             2,783         173
Subordinated debentures                                          342          71
                                                           ---------   ---------
     Total interest expense                                    6,394       1,561
                                                           ---------   ---------

Net Interest Income Before Provision for
  estimated loan losses                                        3,643         743

Provision for estimated loan losses                            1,630         500

Net Interest Income After Provision for
  estimated loan losses                                        2,013         243

Non-Interest Income:
Loan servicing and other fees                                  1,052         120
Service charges on deposit accounts                               39          30
Net gains from mortgage financing operations                   8,462       5,877
Other income                                                     165          58
                                                           ---------   ---------
     Total non-interest income                                 9,718       6,085
                                                           ---------   ---------

Non-Interest Expense:
Compensation and benefits                                      2,977       1,582
Premises and occupancy                                           631         223
Data processing                                                  304         135
Net loss on foreclosed real estate                                82          63
FDIC insurance premiums                                           26          18
Marketing                                                        330          68
Telephone                                                        217          85
Professional services                                            294          58
Other expense                                                    516         260
                                                           ---------   ---------
     Total non-interest expense                                5,377       2,492
                                                           ---------   ---------

Income Before Provision for tax expense                        6,354       3,836
Provision for tax expense                                      2,637       1,594
                                                           ---------   ---------

     Net Income                                            $   3,717   $   2,242
                                                           =========   =========

Basic earnings per share                                   $    0.57   $    0.70
                                                           =========   =========
Basic weighted average shares outstanding                  6,546,716   3,211,716
                                                           =========   =========
Diluted earnings per share                                 $    0.54   $    0.70
                                                           =========   =========
Diluted weighted average shares outstanding                6,845,761   3,211,716
                                                           =========   =========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                          Three months ended
                                                                               March 31,
                                                                        -----------------------
                                                                           1998         1997
                                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   3,717    $  2,242
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                             353         100
     Provision for estimated loan losses                                     1,630         500
     Accretion of deferred fees                                                (10)         (1)
     Provision for estimated losses of foreclosed real estate                   41          26
     Gain on sale of foreclosed real estate, net                                (4)         (3)
     Gain on sale and securitization of loans held-for-sale                 (8,696)     (5,358)
     Unrealized gain on residual assets                                        (42)       -
     Net accretion of residual assets                                         (355)       (519)
     Change in valuation allowance on mortgage servicing rights               -           (202)
     Amortization of mortgage servicing rights                                 418         172
     Purchase and origination of loans held-for-sale, net of loan fees    (254,118)    (93,866)
     Proceeds from sales and securitization of loans held-for-sale         320,310      80,016
     Increase in restricted cash                                            (1,142)     (5,262)
     (Increase) decrease in accrued interest receivable                        586        (129)
     Change in valuation allowance on residual assets                          280        -
     Increase (decrease) in accounts payable and other liabilities           4,333        (354)
     Federal Home Loan Bank stock dividend                                     (16)        (13)
     Decrease (increase) in other assets                                     2,837      (1,052)
                                                                         ---------    --------
          Net cash provided by (used in) operating activities               70,122     (23,703)
                                                                         ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans                                                 25,891       4,470
Proceeds from sale of foreclosed real estate                                   443          35
Purchase of securities held-to-maturity                                       -         (1,000)
Proceeds from maturities of securities held-to-maturity                       -          1,000
Additions to premises and equipment, net                                    (1,591)       (181)
Purchase of Federal Home Loan Bank stock                                      -           (171)
Cash (paid) received on residual assets                                     (2,412)        809
                                                                         ---------    --------
          Net cash provided by investing activities                         22,331       4,962
                                                                         ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                            28,040      45,097
Proceeds from other borrowings                                             (51,697)     (3,278)
Repayment of Federal Home Loan Bank advances                                (9,000)          -
Net proceeds from issuance of subordinated debentures                         -          9,644
                                                                         ---------    --------
          Net cash (used in) provided by financing activities              (32,657)     51,463
                                                                         ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   59,796      32,722
CASH AND CASH EQUIVALENTS, beginning of period                              11,503      13,265
                                                                         ---------    --------
CASH AND CASH EQUIVALENTS, end of period                                 $  71,299    $ 45,987
                                                                         =========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                            $   5,267    $  1,507
                                                                         =========    ========
Income taxes paid                                                        $    -       $  1,240
                                                                         =========    ========

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                           $     685    $    846
                                                                         =========    ========
Loans to facilitate sales of foreclosed real estate                      $    -       $    166
                                                                         =========    ========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (UNAUDITED)

1.   Basis of Presentation:
     ----------------------

     The consolidated financial statements include the accounts of LIFE Financial Corporation (the "Company") and its subsidiaries, LIFE Bank (formerly Life Savings Bank, Federal Savings Bank), (the "Bank") and Life Investment Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

     The Company is a savings and loan holding company, incorporated in the State of Delaware, that was initially organized for the purpose of acquiring all of the capital stock of the Bank through the holding company reorganization (the "Reorganization") of the Bank, which was consummated on June 27, 1997. Pursuant to the Reorganization, the Company issued 3,211,716 shares of common stock in exchange for the 1,070,572 shares of the Bank's outstanding common stock. Such business combination was accounted for at historical cost in a manner similar to a pooling of interests. On June 30, 1997, the Company completed its sale of 2,900,000 additional shares of its common stock through an initial public
offering (the "IPO").   On July 2, 1997, the Company  issued 435,000 shares of
common stock to the public through the exercise of the underwriter's over-allotment option, bringing the total shares outstanding to 6,546,716. The consolidated financial condition and results of operations of the Company for the periods prior to the date of Reorganization consist of those of the Bank.

     Since the Reorganization and the IPO, the Company has purchased residual assets and restricted cash from the Bank.

     The Bank is a federally chartered stock savings and loan whose primary business is the origination and sale of high loan-to-value second trust deeds, sub-prime one-to-four family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial real estate loans. The Company's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Company have been from deposits, Federal Home Loan Bank advances, $250 million in lines of credit from two major investment banks, a $40 million residual financing line of credit, as well as, from loan sales and securitizations. As of March 31, 1998, the Bank had two depository branch offices in San Bernardino and Riverside, California, nine retail lending offices in Southern California, four regional loan centers located in Riverside, California, Jacksonville, Florida, the Boston, Massachusetts area and the Denver, Colorado metropolitan area and a capital markets group located in Seattle, Washington.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the "1996 Option Plan") which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The 1996 Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank which change in control did not include the reorganization of the Bank into the holding company. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at
a rate of 33.3% per year, beginning on November 21, 1999.   At December 31, 1997
and March 31, 1998, 27,540 options held by three retired directors were exercisable.

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. On March 31, 1998, 201,000 shares of the 1997 Option Plan were granted at an exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. There were 17,500 options at December 31, 1997 and March 31, 1998 held by one director which were exercisable.

3.   Comprehensive Income
     --------------------

     The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with the fiscal year beginning January 1, 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings, paid-in capital in the equity section of the statement of financial position. The Company has no differences between net income and comprehensive income as of March 31, 1998.

4.   Earnings Per Share
     ------------------

     The Company adopted effective December 31, 1997, SFAS No. 128 "Earnings Per Share" effective as of December 31, 1997. The Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 did not have a significant impact on the Company's earnings per share.

     Earnings per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization and the stock split effected in the form of a dividend during 1996.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                               For the three months ended March 31,
                                               ------------------------------------
                                           1998(a)                               1997
                             ----------------------------------- ------------------------------------
                               Earnings      Shares    Per Share   Earnings     Shares      Per Share
                             (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
                             ----------- ------------- --------- ----------- -------------  ---------
Net Earnings                    $3,717                              $2,242

Basic EPS
Earnings available to
  common stockholders            3,717      6,546,716    $0.57       2,242      3,211,716     $0.70
                                                         =====                                =====

Effect of Dilutive
  Securities Options                          299,045                   --             --
                                ------      ---------               ------      ---------

Diluted EPS
Earnings available to
  common stockholders
  plus assumed conversions      $3,717      6,845,761    $0.54      $2,242      3,211,716     $0.70
                                ======      =========    =====      ======      =========     =====

(a) Options to purchase 3,500 shares of common stock at $18.50 per share were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire July 22, 2007, were still outstanding at March 31, 1998.

5.   FIRSTPLUS Financial Group merger
     --------------------------------

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

6.   Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards of reporting by publicly held business enterprises and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions, as permitted under current standards. SFAS No. 131 is effective for the fiscal years beginning after December 15, 1997 with earlier application permitted. The Company does not anticipate the adoption of SFAS No. 131 will have a material impact on its financial reporting.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10K, which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended March 31, 1998.

GENERAL
-------

     The Company originates, purchases, sells, services and securitizes primarily non-conventional mortgage loans principally secured by first and second mortgage loans on one- to-four family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by sub-prime borrowers and Portfolio Series loans, which are debt consolidation loans for borrowers whose credit qualifies for Fannie Mae or Freddie Mac loans ("Agency-Qualified Borrowers"), generally with loan-to-value ratios of up to 125%. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to market both products as demand permits. In addition, to a much lesser extent, the Company originates multi-family residential and commercial loans. The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers ("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances, three warehouse lines of credit and cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase, sell and securitize loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase, sale and securitization of loans in recent periods, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.

RESULTS OF OPERATIONS
---------------------

     Net income was $3.7 million for the three months ended March 31, 1998 compared to $2.2 million for the three months ended March 31, 1997, an increase
of $1.5 million.   For the three month periods ending March 31, 1998 and 1997,
the diluted earnings per share were $0.54 and $0.70, respectively.   The
increase in net income was primarily enhanced by gains from whole loan sale activities and other related mortgage financing operations as well as an increase in net interest income. The decrease in the earnings per share reflects the increase in outstanding shares due to the public offering completed on June 30, 1997.

Interest Income
---------------

     Interest income was $10.0 million for the three months ended March 31, 1998 compared to $2.3 million for the three months ended March 31, 1997 due primarily to an increase in the average balance of interest-earning assets combined with an increase in the yield on those assets. Average interest-earning assets increased to $390.8 million for the three months ended March 31, 1998 compared to $121.6 million for the three months ended March 31, 1997. The yield on interest-earning assets increased to 10.27% for the three months ended March 31, 1998 compared to 7.58% for the three months ended March 31, 1997.

     The largest single component of interest-earning assets was average loans receivable, net, which were $310.0 million with a yield of 9.63% for the three months ended March 31, 1998 compared to $98.9 million with a yield of 7.57% for the three months ended March 31, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $203.0 million at March 31, 1998 compared to $38.3 million at March
31, 1997.   This increase was attributed to the continued growth of the
Company's mortgage financing operation. The yield has increased by 206 basis points due to both the composition of the loans held-for-sale which is approximately 60% consumer loans with high loan-to-value ratios and higher interest rates on these loans.

     Other interest-earning assets reflects income earned during the three months ended March 31, 1998 of $661,000 due to interest received at a yield of 4.75% on $62.5 million which represents the pre-fund for the 1997-3 securitization.

Interest Expense
----------------

     Interest expense increased to $6.4 million for the three months ended March 31, 1998 compared to $1.6 million for the three months ended March 31, 1997 due to an increase in the average interest-bearing liabilities combined with an increase in the cost of those liabilities. On March 14, 1997, the Company issued $10 million in subordinated debentures (Debentures) through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures mature on March 15, 2004 and bear interest at a rate of 13.5% per annum, payable semi-annually. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998 at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The holders of the Debentures have a thirty day option from September 15, 1998 to require the Company to purchase all or part at the aggregate principal amount plus accrued interest through the repurchase date. The issuance of debentures, combined with an increased reliance on certificate accounts and other borrowings, resulted in an increase in the average cost of interest-bearing liabilities to 7.40% for the three months ended March 31, 1998 compared to 5.33% for the three months ended March 31, 1997. Average interest-bearing liabilities were $350.4 million for the three months ended March 31, 1998 compared to $118.7 million for the three months ended March 31, 1997.

      The largest component of average interest-bearing liabilities was certificate accounts, which averaged $213.3 million with an average cost of 5.96% for the three months ended March 31, 1998, compared to $86.3 million with an average cost of 5.70% for the three months ended March 31, 1997. The second largest component of average interest-bearing liabilities was borrowings, which increased to an average balance of $114.9 million with an average cost of 11.03% for the three months ended March 31, 1998 compared to $15.4 million with an average cost of 6.45% for the three months ended March 31, 1997. In addition to the Debentures issued during 1997, the Company began utilizing two warehouse lines of credit and a residual financing line for total lines of credit of $290.0 million which are indexed to London Interbank Offering Rate index ("LIBOR").

Net Interest Income Before Provision for Estimated Loan Losses
--------------------------------------------------------------

     Net interest income before provision for estimated loan losses for the three months ended March 31, 1998 was $3.6 million compared to $743,000 for the three months ended March 31, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $390.8 million with a yield of 10.27% for the three months ended March 31, 1998 compared to $121.6 million with a yield of 7.58% for the three months ended March 31, 1997. Average interest-bearing liabilities increased to $350.4 million with an average cost of 7.40% for the three months ended March 31, 1998 compared to $118.7 million with an average cost of 5.33% for the three months ended March 31, 1997. The net interest margin increased to 3.73% for the three months ended March 31, 1998 compared to 2.44% for the three months ended March 31, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 111.58% for the three months ended March 31, 1998 compared to 102.43% for the three months ended March 31, 1997.

Average Balance Sheets. The following tables set forth certain information
----------------------
relating to the Company for the three month periods ended March 31, 1998 and 1997 . The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                 Three months ended                                 Three months ended
                                                   March 31, 1998                                     March 31, 1997
                                         -----------------------------------             --------------------------------------
                                                                       (Dollars in thousands)
Assets:                                   Average                   Average                 Average                    Average
Interest-earning assets:                  Balance    Interest      Yield/Cst                Balance       Interest    Yield/Cst
                                          -------    --------      ---------                -------       --------    ---------
  Interest-earning deposits
   and short-term investments(1)         $  33,517   $    983          11.74%            $    8,914       $    139         6.24%
  Investment securities(2)                   6,081         91           5.92                  8,628            120         5.56
  Loans receivable, net(3)                 309,916      7,466           9.63                 98,890          1,872         7.57
  Mortgage-backed securities, net(2)             9         --           0.00                     10             --         0.00
  Residual assets                           41,311      1,497          14.69                  5,131            173        13.49
                                         ---------     ------                            ----------       --------
    Total interest-earning assets          390,834     10,037          10.27                121,573          2,304         7.58
Non-interest-earning assets(4)              28,804     ------                                20,317       --------
                                         ---------                                       ----------
     Total assets(4)                     $ 419,638                                       $  141,890
                                         =========                                       ==========
Liabilities and Equity:
Interest-bearing liabilities:
  Passbook accounts                      $   4,007         24           2.43             $    3,959             20         2.05

  Money market accounts                      2,822         31           4.46                  3,025             23         3.08

  Checking accounts                         15,335         80           2.12                 10,006             61         2.47

  Certificate accounts                     213,330      3,134           5.96                 86,348          1,213         5.70
                                         ---------     ------                            ----------       --------
     Total deposit accounts                235,494      3,269           5.63                103,338          1,317         5.17
  Borrowings(5)                            114,895      3,125          11.03                 15,350            244         6.45
                                         ---------     ------                            ----------       --------
     Total interest-bearing liabilities    350,389      6,394           7.40                118,688          1,561         5.33
Non-interest-bearing liabilities(4)         12,391                                           13,290       --------
                                         ---------                                       ----------
     Total liabilities(4)                  362,780                                          131,978

Equity(4)                                   56,858                                            9,912
                                         ---------                                       ----------
  Total liabilities and equity(4)        $ 419,638                                       $  141,890
                                         =========                                       ==========
Net interest income before Provision
  for estimated loan losses                          $  3,643                                             $    743
Net interest rate spread(6)                          ========           2.87                              ========         2.25
Net interest margin(7)                                                  3.73                                               2.44
Ratio of interest-earning assets to
   interest-bearing liabilities                                       111.58%                                            102.43%

(1) Interest income for the three months ended March 31, 1998 includes $661,000 received on the $62.5 million 1997-3 asset securitization held in trust. Without this income, the yield would be 3.90%.
(2)  Includes unamortized discounts and premiums.
(3) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held-for-sale.
(4)  Average balances are measured on a month-end basis.
(5) Interest expense on borrowings for the three months ended March 31, 1998 includes $314,000 due to $62.5 million in bonds issued as part of the 1997-3 asset securitization. Without this expense, the costs would be 9.92%.
(6) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Estimated Loan Losses
-----------------------------------

     Provisions for estimated loan losses were $1.6 million for the three months ended March 31, 1998 compared to $500,000 for the three months ended March 31, 1997. The increase in provisions is due to management's analysis of the risks inherent in its loans held-for-investment and loans held-for-sale portfolios. With the additional provision, the level of allowances for estimated loan losses as a percent of non-performing loans was 53.14% as of March 31, 1998 compared to 103.62% as of March 31, 1997. The ratio of non-performing assets as a percentage of total assets increased to 2.43% as of March 31, 1998 compared to 1.85% as of March 31, 1997. (See "Financial Condition").

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended March 31, 1998 totaled $8.5 million, compared to $5.9 million for the three months ended March 31, 1997. This gain is net of a mark-to-market write down on residual assets of $280,000 which was the result of loan characteristic changes based upon prepayment speeds on the Company's 1997-2 securitization of loans. The increase in gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, due to whole loan sales of $249.3 million and the completion of the pre-fund for the 1997-3 securitization in the amount of $62.5 million for a total of $311.8 million, compared to loans securitized totaling $83.2 million for the three months ended March 31, 1997. Net gains from mortgage financing operations as a percent of loans sold or securitized was 2.80% for the three months ended March 31, 1998, as compared to 7.06% for the three months ended March 31, 1997. This decrease in percentage reflected the effects of the securitization of loans compared to whole loan sales. Loans originated and purchased, net of loan fees, totaled $254.1 million for the three months ended March 31, 1998, compared to $93.9 million for the three months ended March 31, 1997.

Non-Interest Expense
--------------------

     Non-interest expense was $5.4 million for the three months ended March 31, 1998 compared to $2.5 million for the three months ended March 31, 1997. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of the mortgage financing operations.

     Compensation and benefits increased to $3.0 million for the three months ended March 31, 1998 from $1.6 million for the three months ended March 31,
1997.   These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 293 employees for the three months ended March 31, 1998 compared to 161 for the three months ended March 31, 1997.

     Premises and occupancy expenses increased to $631,000 for the three months ended March 31, 1998 compared to $223,000 for the three months ended March 31, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating center in the Denver, Colorado metropolitan operating area, as well as the opening of the new Corporate Headquarters and regional lending center located in Riverside, California, the relocation of the Florida regional office, the addition of nine low cost retail lending offices in California, and the opening of one new retail bank branch in Riverside, California. The Company anticipates that premises and occupancy expense will continue to increase as the Company adds new retail lending and retail banking offices with the Call Center opening in May in Riverside and the Redlands, California branch opening in June, 1998; as well as, additional office space for the expansion of the loan servicing operations.

     As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $304,000 for the three months ended March 31, 1998 compared to $135,000 for the three months ended March 31, 1997. Marketing expense increased to $330,000 for the three months ended March 31, 1998 compared to $68,000 for the three months ended March 31, 1997 as marketing campaigns to increase retail deposits and loan originations were implemented during the current quarter. Telephone, professional services and other expense increased to $217,000, $294,000 and $516,000, respectively, for the three months ended March 31, 1998 compared to $85,000, $58,000 and $260,000 for the three months ended March 31, 1997.

Income Taxes
------------

     The provision for tax expense increased to $2.6 million for the three months ended March 31, 1998 compared to $1.6 million for the three months ended March 31, 1997 due to an increase in income before provision for tax expense. Income before provision for tax expense increased to $6.4 million for the three months ended March 31, 1998 from $3.8 million for the three months ended March 31, 1997. The effective tax rate remained stable at 41.5% and 41.6% for the three months ended March 31, 1998 and 1997, respectively.


COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
----------------------------------------------------------------------------

     Total assets decreased to $387.2 million as of March 31, 1998 compared to $411.8 million as of December 31, 1997. This decrease was attributable to the cash loan sales during the quarter ended March 31, 1998. Loans held-for-sale totaled $203.0 million as of March 31, 1998 compared to $289.3 million as of December 31, 1997. Loans held-for-investment decreased to $27.9 million as of March 31, 1998 compared to $29.1 million as of December 31, 1997.

     As a result of the Company's loan securitization activities during the past year, residual assets and restricted cash increased to $43.3 million and $13.5 million, respectively, as of March 31, 1998 compared to $40.7 million and $12.3 million as of December 31, 1997. Mortgage servicing rights also increased as a result of the loan sales with servicing retained to $9.9 million as of March 31, 1998 compared to $8.5 million as of December 31, 1997.

     Cash and cash equivalents were $71.3 million as of March 31, 1998 compared to $11.5 million as of December 31, 1997. Cash and cash equivalents increased by $59.8 million during the quarter ended March 31, 1998 due to the March 30 loan sales. Premises and equipment increased to $6.0 million as of March 31, 1998 compared to $4.8 million as of December 31, 1997. This increase of $1.2 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which will open in May, 1998. Real estate owned increased to $1.6 million as of March 31, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

     The Company increased its liabilities by increasing deposit accounts to $239.8 million as of March 31, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $217.1 million as of March 31, 1998 compared to $193.8 million as of December 31, 1997.

     The Bank decreased FHLB advances and other borrowings from $119.2 million at December 31, 1997 to $58.5 million at March 31, 1998 with the proceeds of the loan sales completed during the first quarter of 1998.

     Accounts payable and other liabilities increased to $30.4 million as of March 31, 1998 compared to $26.0 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $58.5 million as of March 31, 1998 from $54.8 million as of December 31, 1997 due to the quarterly earnings of $3.7 million.

     The Company's non-performing assets increased to $9.4 million as of March 31, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.9 million is due primarily to non-accrual loans with an increase of $2.1 million in one- to-four family residential loans and $596,000 in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 3.39% as of March 31, 1998 from 1.64% as of December 31, 1997. Non-performing assets as a percent of total assets decreased to 2.43% as of March 31, 1998 from 1.59% as of December 31, 1997. The following table sets forth the non-performing assets at March 31, 1998 and December 31, 1997:

                                                                                    As of          As of
                                                                                  March 31,    December 31,
                                                                                    1998           1997
                                                                                  -------         -------
                                                                                  (Dollars in thousands)
Non-accrual loans                                                                 $ 7,775         $ 5,126
Foreclosed real estate                                                              1,645           1,440
                                                                                  -------         -------
   Total non-performing assets                                                    $ 9,420         $ 6,566
                                                                                  =======         =======
Allowance for estimated loan losses as a percent of gross loans
 receivable(1)                                                                       1.80%           0.82%

Allowance for estimated loan losses as a percent of total non-performing
 loans(2)                                                                           53.14           50.20

Non-performing loans as a percent of gross loans receivable(1)(2)                    3.39            1.64

Non-performing assets as a percent of total assets(2)                                2.43            1.59

_______________
(1) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(2) Non-performing loans is comprised of non-accrual loans and foreclosed real estate.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for estimated loan losses as of March 31, 1998 of $4.1 million compared to $2.6 million as of
December 31, 1997.   The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at March 31, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, the economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses.

The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended March 31, 1998:

                                                      (Dollars in thousands)

Balance as of December 31, 1997                               $2,573
Add:
     Provision for estimated loan losses                       1,630
     Recoveries of previous charge-offs                           --
Less:
     Charge-offs                                                  71
                                                              ------
Balance as of March 31, 1998                                  $4,132
                                                              ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, warehouse lines of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Company's average liquidity ratios were 9.25% and 12.60% for the three months ended March 31, 1998 and March 31, 1997, respectively.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in (used in) operating activities were $70.1 million and $(23.7) million for the quarters ended March 31, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $254.1 million and $93.9 million, net of proceeds from the sale and securitization of loans held for sale of $320.3 million and $80.0 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided from investing activities were $22.3 million and $5.0 million for the quarters ended March 31, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $25.9 million and $4.5 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net (decrease)/increase in deposits and borrowings was $(32.6) million and $51.5 million for the quarters ended March 31, 1998 and 1997, respectively. The Company paid down the lines of credit by $51.7 million and $3.3 million for the quarters ended March 31, 1998 and 1997, respectively. Net deposits increased by $28.0 million and $45.1 million for the quarters ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at quarter end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 1998, cash and short-term investments totalled $71.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $250 million of which $33.0 million had been drawn upon at March 31, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of the quarter ending March 31, 1998.

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of March 31, 1998, the Bank was considered "well-capitalized".

     The Bank was in compliance with the capital requirements in effect as of March 31, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of March 31, 1998:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent(a)
                --------   -----------   ---------    -------    --------
                      (Dollars in thousands)
Tangible        $25,305       $13,193     $12,112       7.67%       1.50%

Core            $25,305       $13,193     $12,112       7.67%       3.00%

Risk-based      $27,551       $18,073     $ 9,478      12.20%       8.00%

---------------
(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At March 31, 1998, the Bank's ratios were 12.20%, 7.67% and 11.20%, respectively.

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

     As of March 31, 1998, the Bank had outstanding commitments to originate or purchase mortgage loans of $28.7 million compared to $29.2 million as of December 31, 1997 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of March 31, 1998 compared to the period ended December 31, 1997 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1997 included in the Company's Annual Report on Form 10K.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

         Management of Interest Rate Risk:  The principal objective of the
         --------------------------------
Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Through such management, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of March 31, 1998 nor December 31, 1997.

     Year 2000 Compliance:  As the year 2000 approaches, a critical business
     ---------------------
issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Company has implemented a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company will utilize internal resources to monitor and test for year 2000 compliance. However, there can be no assurances that such a program will be effective. To the extent that the Company system's are not fully year 2000 compliant, there can be no assurances that potential system interruptions or the cost necessary to update software would not have a material effect on the Company's business, financial condition, results of operation and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operation.

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

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits are filed as part of this report:
                  3.1 Certificate of Incorporation of Life Financial Corp. *
                  3.2 Bylaws of Life Financial Corp. *
                 27.0 Financial data schedule (filed herewith).
          (b)    Reports on Form 8-K
                 On March 25, 1998, the Company filed a report on Form 8-K, reporting under Item 5 the entrance into a definite Agreement and Plan of Merger between the Company and FIRSTPLUS Financial Group, Inc. The Agreement and Plan of Merger was filed as an Exhibit at Item 7.

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

                                    LIFE FINANCIAL CORP.

May 14, 1998                 By:    /s/ Daniel L. Perl
------------                        ------------------------------------
Date                                Daniel L. Perl
                                    President and Chief
                                    Executive Officer
                                    (principal executive officer)

May 14, 1998                        /s/ Jeff Blake
------------                        -------------------------------------
Date                                Acting Chief Financial Officer and
                                    Treasurer
                                    (principal financial and accounting
                                    officer)