Form 10-Q
period 1998-06-30
LIFE FINANCIAL CORP
filed 1998-08-14
CIK 1028918

                United States Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission File Number 0-22193

                           LIFE FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0743196
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

10540 MAGNOLIA AVENUE, RIVERSIDE, CALIFORNIA    92505
--------------------------------------------------------------------------------

                                (909) 637 - 4000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     [X]  Yes  [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,555,896 shares of common stock, par value $0.01 per share, were outstanding as of August 14, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I                       FINANCIAL INFORMATION                        PAGE

Item 1    Consolidated Statements of Financial Condition:
          June 30, 1998 and December 31, 1997 (unaudited)..............      1

          Consolidated Statements of Operations:
          For the Six months ended June 30, 1998 and 1997 and for the
          Three months ended June 30, 1998 and 1997 (unaudited)........      2

          Consolidated Statements of Cash Flows:
          For the Six months ended June 30, 1998 and 1997 (unaudited)..      3

          Notes to Consolidated Financial Statements (unaudited).......      4

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition................      7

Item 3    Quantitative and Qualitative Disclosures About Market Risk...     17

PART II   OTHER INFORMATION

Item 1    Legal Proceedings............................................     18

Item 2    Changes in Securities and Use of Proceeds....................     18

Item 3    Defaults Upon Senior Securities..............................     18

Item 4    Submission of Matters to a Vote of Security Holders..........     18

Item 5    Other Information............................................     18

Item 6    Exhibits and Reports on Form 8-K.............................     18

Item 1.  Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                         June 30,   December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS
Cash and cash equivalents............................    $ 22,865    $ 11,503
Restricted cash......................................      12,803      12,339
Securities held to maturity, estimated fair value of
 $4,022 and $5,030 at June 30, 1998 and December 31,
 1997................................................       4,008       5,012
Residual assets, at fair value.......................      42,062      40,746
Loans held for sale..................................     333,859     272,655
Loans held for investment - net of allowance for
 loan losses of $1,719 and $2,573 at June 30, 1998
 and December 31, 1997...............................      27,686      29,076
Warehouse financing receivable.......................       1,972      16,613
Mortgage servicing rights, - net.....................       9,313       8,526
Accrued interest receivable..........................       2,897       2,638
Foreclosed real estate - net.........................       2,065       1,440
Premises and equipment - net.........................       6,756       4,764
Federal Home Loan Bank stock.........................       2,396       1,067
Other assets.........................................       3,755       5,406
                                                         --------    --------
     TOTAL ASSETS....................................    $472,437    $411,785
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts......................................   $263,106    $211,765
Federal Home Loan Bank advances.......................          -       9,000
Other borrowings......................................    106,534     100,170
Subordinated debentures...............................     10,000      10,000
Accounts payable and other liabilities................     33,079      26,031
                                                         --------    --------
     Total liabilities................................    412,719     356,966

COMMITMENTS AND CONTINGENCIES.........................          -           -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares
 authorized; no shares outstanding....................          -           -
Common stock, $.01 par value; 25,000,000 shares
 authorized; 6,555,896 (1998) and 6,546,716
 (1997) shares issued and outstanding.................         66          65
Additional paid-in capital............................     42,201      42,171
Retained earnings, partially restricted...............     17,451      12,583
                                                         --------    --------
     Total stockholders' equity.......................     59,718      54,819
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............   $472,437    $411,785
                                                         ========    ========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                         Three Months Ended                  Six Months Ended
                                              June 30,                            June 30,
                                       ------------------------          ------------------------
                                          1998           1997              1998           1997
                                          ----           ----              ----           ----
Interest Income:
Loans                                  $   7,941     $    3,313          $   15,362   $     5,185
Residual assets                            1,438            388               2,731           561
Securities held to maturity                   73            113                 147           219
Other interest-earning assets                643            338               1,231           491
                                       ---------     ----------          ----------   -----------
          Total interest income           10,095          4,152              19,471         6,456
                                       ---------     ----------          ----------   -----------
Interest Expense:
Deposit accounts                           3,612          1,864               6,881         3,181
Federal Home Loan Bank
  advances and other borrowings            1,593            247               3,322           420
Subordinated debentures                      349            349                 691           420
          Total interest expense       ---------     ----------          ----------   -----------
                                           5,554          2,460              10,894         4,021
                                       ---------     ----------          ----------   -----------

Net Interest Income Before Provision
  for loan losses                          4,541          1,692               8,577         2,435

Provision for loan losses                     --            --                1,630           500
                                       ---------     ----------          ----------   -----------

Net Interest Income After Provision
  for loan losses                          4,541          1,692               6,947         1,935

Non-interest Income:
Loan servicing and other fees              1,915             75               2,967           195
Service charges on deposit accounts           34             31                  73            61
Net gains from mortgage financing
  operations                               1,856          3,192               9,925         9,069
Other income                                 125            100                 290           158
                                       ---------     ----------          ----------   -----------
   Total non-interest income               3,930          3,398              13,255         9,483
                                       ---------     ----------          ----------   -----------

Non-interest Expense:
Compensation and benefits                  2,550          1,475               5,527         3,057
Premises and occupancy                       850            250               1,481           473
Data processing                              344            160                 648           295
Net loss on foreclosed real estate           104              6                 186            69
FDIC insurance premiums                       34             21                  60            39
Marketing                                    669             54                 999           122
Telephone                                    276            132                 493           217
Professional services                        517             74                 811           132
Other expense                              1,019            307               1,535           567
                                      ----------     ----------          ----------   -----------
     Total non-interest expense            6,363          2,479              11,740         4,971
                                      ----------     ----------          ----------   -----------

Income Before Provision for tax
  expense                                  2,108          2,611               8,462         6,447
Provision for tax expense                    957          1,088               3,594         2,682
                                      ----------     ----------          ----------   -----------

     Net Income                       $    1,151     $    1,523          $    4,868   $     3,765
                                      ==========     ==========          ==========   ===========

Basic earnings per share              $     0.18     $     0.47          $     0.74    $     1.17
                                      ==========     ==========          ==========    ==========
Basic weighted average shares
  outstanding                          6,550,852      3,243,584           6,548,789     3,227,738
                                      ==========     ==========          ==========    ==========
Diluted earnings per share            $     0.17     $     0.47          $     0.71    $     1.17
                                      ==========     ==========          ==========    ==========
Diluted weighted average shares        6,904,438      3,243,584           6,875,099     3,227,738
  outstanding                         ==========     ==========          ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                               Six months ended
                                                                                  June 30,
                                                                          ------------------------
                                                                            1998            1997
                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   4,868      $   3,765
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                              779            213
     Provision for estimated loan losses                                      1,630            500
     (Accretion) amortization of deferred fees                                    4           (158)
     Provision for estimated losses of foreclosed real estate                    32             38
     Loss (gain) on sale of foreclosed real estate, net                          56            (27)
     Gain on sale and securitization of loans held for sale                 (16,605)        (7,205)
     Unrealized gain (loss) on residual assets                                3,734           (692)
     Net accretion of residual assets                                        (2,643)        (1,354)
     Valuation allowance on mortgage servicing rights                           381             17
     Amortization of mortgage servicing rights                                1,137            433
     Purchase and origination of loans held for sale, net of loan fees     (562,553)      (158,429)
     Proceeds from sales and securitization of loans held for sale          484,907         83,163
     Increase in restricted cash                                               (464)        (7,888)
     Decrease in warehouse financing receivable                              14,641              -
     Increase in accrued interest receivable                                   (259)          (539)
     Increase in accounts payable and other liabilities                       7,048          1,298
     Federal Home Loan Bank stock dividend                                      (32)           (26)
     Decrease (increase) in other assets                                      1,651           (146)
                                                                          ---------      ---------
          Net cash used in operating activities                             (61,688)       (87,037)
                                                                          ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans                                                  28,785          6,569
Proceeds from sale of foreclosed real estate                                  1,004            385
Purchase of securities held to maturity                                           -         (1,000)
Proceeds from maturities of securities held to maturity                       1,000          1,000
Additions to premises and equipment                                          (2,740)        (1,312)
Purchase of Federal Home Loan Bank stock                                     (1,297)          (195)
Cash (paid) received on residual assets                                      (2,407)         1,594
                                                                          ---------      ---------
          Net cash provided by investing activities                          24,345          7,041
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                             51,341         50,808
Proceeds from (repayments of) other borrowings                                6,364         (3,278)
Net proceeds from issuance of common stock                                        -         28,708
Repayment of Federal Home Loan Bank advances                                 (9,000)             -
Net proceeds from issuance of subordinated debentures                             -          9,644
                                                                          ---------      ---------
          Net cash provided by financing activities                          48,705         85,882
                                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    11,362          5,886
CASH AND CASH EQUIVALENTS, beginning of period                               11,503         13,265
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                  $  22,865      $  19,151
                                                                          =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                         $11,124        $3,113
                                                      =======        ======
Income taxes paid                                     $    -         $3,523
                                                      =======        ======
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate        $ 1,730        $1,089
                                                      =======        ======
Loans to facilitate sales of foreclosed real estate   $    -         $  166
                                                      =======        ======

See accompanying notes to unaudited consolidated financial statements.
----------------------------------------------------------------------


                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)
1.   Basis of Presentation:
     ----------------------

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

     Since the Reorganization and the IPO, the Company has purchased residual assets, restricted cash and the subordinated debentures from the Bank.

     The Bank is a federally chartered stock savings bank whose primary business is the origination and sale of high loan-to-value second trust deeds, sub-prime one-to-four family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial real estate loans. The Company's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Company have been from deposits, Federal Home Loan Bank ("FHLB") advances, $275 million in lines of credit from two major investment banks, a $40 million residual financing line of credit, as well as from loan sales and securitizations. As of June 30, 1998, the Bank had three depository branch offices in San Bernardino, Riverside and Redlands, California, nine retail lending offices in Southern California, four regional loan centers located in Riverside, California, Jacksonville, Florida, the Boston, Massachusetts area and the Denver, Colorado metropolitan area, a telemarketing center located in Riverside, California and a capital markets group located in Seattle, Washington.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the "1996 Option Plan") which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The 1996 Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank which change in control did not include the reorganization of the Bank into the holding company. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at a rate of 33.3% per year, beginning on November 21, 1999. At December 31, 1997, there were 27,540 options held by three retired directors which were exercisable. On May 20, 1998, 9,180 options were exercised; the remaining 18,360 options are held by two retired directors as of June 30, 1998.

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. Through June 30, 1998, 201,000 shares of the 1997 Option Plan were granted at exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. Under the 1997 Option Plan, there were 17,500 options at December 31, 1997 and June 30, 1998 held by one retired director which were exercisable.

3.   Comprehensive Income
     --------------------

     The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with the fiscal year beginning January 1, 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings, paid-in capital in the equity section of the statement of financial position. The Company has no differences between net income and comprehensive income as of and for the six months ended June 30, 1998 and the six months ended June 30, 1997.

4.   Earnings Per Share
     ------------------

     The Company adopted effective December 31, 1997, SFAS No. 128 "Earnings Per Share" effective as of December 31, 1997. The Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 did not have a significant impact on the Company's earnings per share.

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                             For the three months ended June 30,
                                                             -----------------------------------
                                                       1998                                          1997
                                     -----------------------------------------    ------------------------------------------
                                      Earnings         Shares        Per Share     Earnings         Shares         Per Share
                                     (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                                     -----------    --------------    --------    -----------    --------------    --------
Net Earnings                         $1,151                                        $1,523
                                     ======                                        ======
Basic EPS Earnings available
 to common stockholders              $1,151         6,550,852            $0.18     $1,523          3,243,584       $0.47
                                                                         =====                                     =====
Effect of Dilutive Securities
 Options                                  -           353,586                           -                  -
                                     ------         ---------                      ------          ---------
Diluted EPS Earnings available
 to common stockholders plus
 assumed conversions                 $1,151         6,904,438            $0.17     $1,523          3,243,584       $0.47
                                     ======         =========            =====     ======          =========       =====

                                                              For the six months ended June 30,
                                                              ---------------------------------
                                                       1998                                          1997
                                     -----------------------------------------    ------------------------------------------
                                      Earnings         Shares        Per Share     Earnings         Shares         Per Share
                                     (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                                     -----------    --------------    --------    -----------    --------------    --------
Net Earnings                         $4,868                                        $3,765
                                     ======                                        ======

Basic EPS Earnings available
 to common stockholders              $4,868         6,548,789            $0.74     $3,765          3,227,738       $1.17
                                                                         =====                                     =====
Effect of Dilutive Securities
 Options                                  -           326,310                           -                  -
                                     ------         ---------                      ------          ---------
Diluted EPS Earnings available
 to common stockholders plus
 assumed conversions                 $4,868         6,875,099            $0.71     $3,765          3,227,738       $1.17
                                     ======         =========            =====     ======          =========       =====

5.   FIRSTPLUS Financial Group Merger
     --------------------------------

     On March 11, 1998, the Company entered into an agreement and plan of merger ("Merger Agreement") with FIRSTPLUS Financial Group, Inc. ("FIRSTPLUS"). The Merger Agreement provides for the merger of the Company with and into FIRSTPLUS, with FIRSTPLUS as the surviving corporation. The Merger Agreement is subject to the receipt of regulatory approval and the approval of the shareholders of the Company. Under the Merger Agreement, at the effective date of the merger, each outstanding share of Company common stock will be converted into the right to receive between 0.500 and 0.667 share of FIRSTPLUS common stock. This transaction is subject to the approval of the Office of Thrift Supervision ("OTS") and certain regulatory agencies. An application for approval of the transaction has been filed by FIRSTPLUS with the OTS and is pending. The transaction is also subject to the approval of the stockholders of both the Company and FIRSTPLUS. A registration statement and joint proxy is expected to be filed with the Securities and Exchange Commission ("SEC") shortly.

6.   Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards of reporting by publicly held business enterprises and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions, as permitted under current standards. SFAS No. 131 is effective for the fiscal years beginning after December 15, 1997 with earlier application permitted. The Company does not anticipate the adoption of SFAS No. 131 will have a material impact on its financial reporting.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operation and cash flows.

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

          This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended June 30, 1998.

GENERAL
-------

     The Company is involved in the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences. The Company has focused on Liberator Series loans which are for the purchase or refinance of residential real property by borrowers who may have had prior credit problems or who do not have an adequate credit history, and are considered "sub-prime borrowers," or loans which have other non-conforming features. In addition, the Company has originated a substantial number of Portfolio Series loans which are debt consolidation loans for borrowers whose credit history qualify for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") loans ("Agency Qualified Borrowers"). The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers ("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances and various lines of credit. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.

RESULTS OF OPERATIONS
---------------------

     Net income was $1.2 million for the three months ended June 30, 1998 compared to $1.5 million for the three months ended June 30, 1997, a decrease of $372,000. For the six months ended June 30, 1998, the Company recorded net income of $4.9 million compared to $3.8 million for the six months ended June 30, 1997. For the three months ended June 30, 1998 and June 30, 1997, the diluted earnings per share were $0.17 and $0.47, respectively. The diluted earnings per share for the six months ended June 30, 1998 were $0.71 compared to $1.17 for the six months ended June 30, 1997. The decrease in earnings per share was primarily attributable to an increase in shares outstanding due to the completion of the Company's IPO on June 30, 1997.

Interest Income
---------------

     Interest income was $10.1 million for the three months ended June 30, 1998 compared to $4.2 million for the three months ended June 30, 1997 due primarily to an increase in the average balance of interest-earning assets offset partially by a slight decline in the yield on those assets. Average interest-earnings assets increased to $406.3 million for the three months ended June 30, 1998 compared to $166.3 million for the three months ended June 30, 1997. The yield on interest-earning assets decreased to 9.94% for the three months ended June 30, 1998 compared to 9.99% for the three months ended June 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $310.9 million with a yield of 10.22% for the three months ended June 30, 1998 compared to $124.9 million with a yield of 10.61% for the three months ended June 30, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $333.9 million as of June 30, 1998 compared to $99.4 million as of June 30, 1997.

     Interest income for the six months ended June 30, 1998 was $19.5 million, compared to $6.5 million for the six months ended June 30, 1997, due to an increase in the average balance of interest-earning assets, combined with an increase in the yield on those assets. Average interest-earning assets increased to $400.2 million for the six months ended June 30, 1998 compared to $144.1 million for the six months ended June 30, 1997. The yield on interest-earning assets increased to 9.73% for the six months ended June 30, 1998 compared to 8.96% for the six months ended June 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $309.1 million with a yield of 9.94% for the six months ended June 30, 1998, compared to $112.0 million with a yield of 9.26% for the six months ended June 30, 1997.

Interest Expense
----------------

     Interest expense increased to $5.6 million for the three months ended June 30, 1998 compared to $2.5 million for the three months ended June 30, 1997 due primarily to an increase in the average interest-bearing liabilities. Reliance on certificate accounts and an increased usage of the various lines of credit resulted in an decrease in the average cost of interest-bearing liabilities to 6.04% for the three months ended June 30, 1998 compared to 6.05% for the three months ended June 30, 1997. Average interest-bearing liabilities were $368.8 million for the three months ended June 30, 1998 compared to $163.2 million for the three months ended June 30, 1997. The largest component of average interest-bearing liabilities was certificate accounts, which averaged $234.4 million with a cost of 5.93% for the three months ended June 30, 1998, compared to $118.6 million with a cost of 5.92% for the three months ended June 30, 1997.

     The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $106.3 million with a cost of 7.33% for the three months ended June 30, 1998 compared to $26.6 million with a cost of 8.97% for the three months ended June 30, 1997. In addition to the subordinated debentures (Debentures) which were issued during 1997, the Company began utilizing two warehouse lines of credit and a residual financing line for total lines of $315 million which are indexed to London Interbank Offering Rate index ("LIBOR").

     For the six months ended June 30, 1998, interest expense was $10.9 million compared to $4.0 million for the six months ended June 30, 1997 due to an increase in the average interest-bearing liabilities combined with an increase in the rate paid on those liabilities. On March 14, 1997, the Company issued $10 million in Debentures through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures mature on March 15, 2004 and bear interest at a rate of 13.5% per annum, payable semi-annually. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998 at the aggregate principal amount thereof, plus accrued
and unpaid interest, if any.   This issuance of debentures, combined with an
increased reliance on certificate accounts and other borrowings, resulted in an increase in the average cost of interest-bearing liabilities to 6.11% for the six months ended June 30, 1998 compared to 5.75% for the six months ended June 30, 1997. Average interest-bearing liabilities were $359.6 million for the six months ended June 30, 1998 compared to $141.0 million for the six months ended June 30, 1997.

     The largest component of average interest-bearing liabilities was certificate accounts, which averaged $223.9 million with a cost of 5.94% for the six months ended June 30, 1998 compared to $102.6 million with a cost of 5.83% for the six months ended June 30, 1997. The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $110.6 million with a cost of 7.32% for the six months ended June 30, 1998 compared to $21.0 million with a cost of 8.06% for the six months ended June 30, 1997. This decline in the cost of borrowings is reflective of the higher proportional average balance of the warehouse lines of credit to the average balance of the subordinated debt during the six months ended June 30, 1998.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

     Net interest income before provision for loan losses for the three months ended June 30, 1998 was $4.5 million compared to $1.7 million for the three months ended June 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $406.3 million with a yield of 9.94% for the three months ended June 30, 1998 compared to $166.3 million with a yield of 9.99% for the three months ended June 30, 1997. Average interest-bearing liabilities increased to $368.8 million with a cost of 6.04% for the three months ended June 30, 1998 compared to $163.2 million with a cost of 6.05% for the three months ended June 30, 1997. The net interest margin increased to 4.47% for the three months ended June 30, 1998 compared to 4.07% for the three months ended June 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 110.16% for the three months ended June 30, 1998 compared to 101.94% for the three months ended June 30, 1997.

     Net interest income before provision for loan losses for the six months ended June 30, 1998 was $8.6 million compared to $2.4 million for the six months ended June 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities, an increase in the net interest margin and the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $400.2 million for the six months ended June 30, 1998 compared to $144.1 million for the six months ended June 30, 1997. Average interest-bearing liabilities increased to $359.6 million with a cost of 6.11% for the six months ended June 30, 1998 compared to $141.0 million with a cost of 5.75% for the six months ended June 30, 1997. The net interest margin was 4.29% for the six months ended June 30, 1998 compared to 3.38% for the six months ended June 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 111.26% for the six months ended June 30, 1998 compared to 102.14% for the six months ended June 30, 1997.

Average Balance Sheets. The following tables set forth certain information
----------------------
relating to the Company for the three month and six month periods ended June 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                       Three months ended              Three months ended               Six months ended
                                          June 30, 1998                   June 30, 1997                  June 30, 1998
                                   ----------------------------   ------------------------------  -----------------------------
                                                                     (Dollars in thousands)
                                   Average             Average     Average              Average    Average             Average
                                   Balance  Interest  Yield/Cst    Balance   Interest  Yield/Cst   Balance  Interest  Yield/Cst
                                  --------  --------  ---------   --------   --------  ---------  --------  --------  ---------
Assets:
Interest-earning assets:
 Interest-earning deposits
  and short-term investments      $ 45,380   $   618       5.46%  $ 19,653   $    325       6.63% $ 43,084   $ 1,190       5.57%
 Investment securities(1)            7,111        98       5.53      9,026        126       5.60     6,599       188       5.75
 Loans receivable, net(2)          310,912     7,941      10.22    124,944      3,313      10.61   309,082    15,362       9.94
 Mortgage-backed securities,
  net(1)                                 8         -       0.00          9          -       0.00        10         -       0.00
 Residual assets                    42,857     1,438      13.42     12,681        388      12.24    41,388     2,731      13.20
                                  --------   -------              --------   --------             --------   -------
 Total interest-earning assets     406,268    10,095       9.94    166,313      4,152       9.99   400,163    19,471       9.73
                                             -------                         --------                        -------
 Non-interest-earning assets(3)     40,717                          11,142                          38,616
                                  --------                        --------                        --------
   Total assets(3)                $446,985                        $177,455                        $438,779
                                  ========                        ========                        ========

Liabilities and Equity:
 Interest-bearing liabilities:
  Passbook accounts                  4,067        25       2.47     $4,089         22       2.16    $4,037        48       2.40
  Money market accounts              3,426        42       4.92      2,950         22       2.99     3,126        73       4.71
  Checking accounts                 20,691        82       1.59     10,842         70       2.59    18,028       162       1.81
  Certificate accounts             234,364     3,463       59.3    118,624      1,750       5.92   223,906     6,598       5.94
                                  --------   -------              --------   --------             --------   -------
   Total deposit accounts          262,548     3,612       5.52    136,505      1,864       5.48   249,097     6,881       5.57
  Borrowings                       106,257     1,942       7.33     26,645        596       8.97   110,552     4,013       7.32
                                  --------   -------              --------   --------             --------   -------
   Total interest-bearing
    liabilities                    368,805     5,554       6.04    163,150      2,460       6.05   359,649    10,894       6.11
                                             -------                         --------                        -------
Non-interest-bearing
 liabilities(3)                     19,015                           1,845                          21,485
                                  --------                        --------                        --------
   Total liabilities(3)            387,820                         164,995                         381,134
Equity(3)                           59,165                          12,460                          57,645
                                  --------                        --------                        --------
   Total liabilities and
    equity(3)                     $446,985                        $177,455                        $438,779
                                  ========                        ========                        ========

Net interest income before
 provision for loan losses                   $ 4,541                         $  1,692                        $ 8,577
                                             =======                         ========                        =======
Net interest rate spread(4)                                3.90                             3.94                           3.62
Net interest margin(5)                                     4.47                             4.07                           4.29
Ratio of interest-earning assets
 to interest-bearing liabilities                         110.16%                          101.94%                        111.26%


                                        Six months ended
                                          June 30, 1997
                                  -----------------------------
                                   Average             Average
                                   Balance  Interest  Yield/Cst
                                  --------  --------  ---------
Assets:
Interest-earning assets:
 Interest-earning deposits
  and short-term investments      $ 14,314    $  465       6.55%
 Investment securities(1)            8,828       245       5.60
 Loans receivable, net(2)          111,989     5,185       9.26
 Mortgage-backed securities,
  net(1)                                10         -       0.00
 Residual assets                     8,926       561      12.57
                                  --------    ------
 Total interest-earning assets     144,067     6,456       8.96
                                              ------
 Non-interest-earning assets(3)     10,475
                                  --------
   Total assets(3)                 154,542
                                  ========

Liabilities and Equity:
 Interest-bearing liabilities:
  Passbook accounts               $  4,025        42       2.10
  Money market accounts              2,987        44       2.97
  Checking accounts                 10,426       131       2.53
  Certificate accounts             102,575     2,964       5.83
                                  --------    ------
   Total deposit accounts          120,013     3,181       5.35
  Borrowings                        21,029       840       8.06
                                  --------    ------
   Total interest-bearing
    liabilities                    141,042     4,021       5.75
                                              ------
Non-interest-bearing
 liabilities(3)                      2,452
                                  --------
   Total liabilities(3)            143,494
Equity(3)                           11,048
                                  --------
   Total liabilities and
    equity(3)                      154,542
                                  ========

Net interest income before
 provision for loan losses                    $2,435
                                              ======
Net interest rate spread(4)                                3.21
Net interest margin(5)                                     3.38
Ratio of interest-earning assets
 to interest-bearing liabilities                         102.14%

_________________________
(1)  Includes unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for loan losses and includes loans held-for-sale, non-performing loans and warehouse financing receivable.
(3)  Average balances are measured on a month-end-basis.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses
-------------------------

     The allowance for loan losses is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at June 30, 1998 and 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. Based on management's analysis, there were no provisions for loan losses for the three month periods ended June 30, 1998 and June 30, 1997.

     Provisions for loan losses were $1.6 million for the six months ended June 30, 1998 compared to $500,000 for the six months ended June 30, 1997. The increase in provisions was based on an estimate of charge offs for the six months ended June 30, 1998 combined with a re-evaluation of the composition of the Company's loan portfolio. (See "Financial Condition")

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended June 30, 1998 totaled $1.9 million, compared to $3.2 million for the quarter ended June 30, 1997. This decrease was attributable to a pre-tax $3.5 million mark-to-market write down of residual assets partially offset by an increase in the level of mortgage financing operations, with loans sold and securitized totaling $173.1 million, all of which were whole loan sales during the three months ended June 30, 1998, compared to loans sold and securitized totaling $93.2 million (including $73.3 million in whole loan sales) for the three months ended June 30, 1997. The write down of residual assets was directly the result of a decline in interest rates and a corresponding increase in prepayments speeds associated with the 1996-1, 1997-1A and 1B and 1997-2 securitizations which were issued respectively in December 1996, March 1997 and September 1997. At June 30, 1998, the Company utilized prepayment assumptions ranging from 17% to 45%, an estimated loss factor assumption ranging from 0.50% to 2.50% and a weighted average discount rate of 13.5% to value residual assets. Net gains from mortgage financing operations as a percent of loans sold or securitized (excluding the effect of the $3.5 million write down) was 3.09% for the three months ended June 30, 1998, as compared to 3.43% for the three months ended June 30, 1997. This decrease in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the three months ended June 30, 1998, $154.3 million of the $173.1 million (or 89.2%) of loans was sold to FIRSTPLUS of Dallas, Texas for a gain of $4.9 million. During the three months ended June 30, 1997, gains on loans securitized totaled $1.7 million or 8.32% of such loans sold; and gains on whole loans sold totaled $1.5 million, or 2.10% of such loans sold. The gains on whole loans include the effect of $175,000 from a hedge position entered into by the Company for the purpose of reducing interest rate risk on fixed-rate loans and commitments to originate fixed-rate loans prior to sale. Loans originated and purchased totaled $308.4 million for the three months ended June 30, 1998, compared to $64.6 million for the three months ended June 30, 1997.

     For the six months ended June 30, 1998, net gains from mortgage financing operations totaled $9.9 million compared to $9.1 million for the six months ended June 30, 1997. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $484.9 million (including $422.4 million in whole loans sales) during the six months ended June 30, 1998, compared to loans sold or securitized totaling $176.4 million (including $73.3 million in whole loans sales) for the six months ended June 30, 1997. Net gains from mortgage financing operations as a percent of loans sold and securitized (excluding the effect of the $3.5 million write down of residual assets) was 2.78% for the six months ended June 30, 1998 compared to 5.14% for the six months ended June 30, 1997. This decrease in percentage reflected the effects of the securitization of loans completed in 1997 compared to primarily whole loans sales in 1998. For the six months ended June 30, 1998, $210.5 million of the $484.9 million (or 43.4%) was sold to FIRSTPLUS for a gain of $6.6 million. Loans originated and purchased totaled $562.6 million for the six months ended June 30, 1998 compared to $158.4 million for the six months ended June 30, 1997.

Non-Interest Expense
--------------------

     Non-interest expense was $6.4 million for the three months ended June 30, 1998 compared to $2.5 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, non-interest expense was $11.7 million compared to $5.0 million for the six months ended June 30, 1997. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of mortgage financing operations.

     Compensation and benefits increased to $2.6 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, compensation and benefits were $5.5 million compared to $3.1 million for the six months ended June 30, 1997. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 289 employees for the three months ended June 30, 1998 compared to 164 for the three months ended June 30, 1997. Average number of employees for the six months ended June 30, 1998 were 281 compared to 154 for the six months ended June 30, 1997.

     Premises and occupancy expenses increased to $850,000 for the three months ended June 30, 1998 compared to $250,000 for the three months ended June 30, 1997, and were $1.5 million for the six months ended June 30, 1998 compared to $473,000 for the six months ended June 30, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating center in Denver, Colorado metropolitan operating area, as well as the opening of the new Corporate Headquarters and regional lending center located in Riverside, California, and the relocation of the Florida regional office, the addition of nine low cost retail lending offices in California, and the opening of a retail bank branch in Riverside, California. The Company anticipates that premises and occupancy expense will continue to increase as the Company expands into new retail lending and retail banking offices as evidenced by the opening of a 67 seat national telemarketing center in May, 1998 in Riverside and the Redlands, California branch opening in June, 1998; as well as, additional office space for the expansion of the loan servicing operations in March 1998.

     As a result of the expansion noted, other operating expenses increased as well. Data processing increased to $344,000 for the three months ended June 30, 1998 compared to $160,000 for the three months ended June 30, 1997, and was $648,000 for the six months ended June 30, 1998 compared to $295,000 for the six months ended June 30, 1997. Marketing increased to $669,000 for the three months ended June 30, 1998 compared to $54,000 for the three months ended June 30, 1997, and was $999,000 for the six months ended June 30, 1998 compared to $122,000 for the six months ended June 30, 1997. The increase in marketing reflects an increased emphasis on radio and mail advertising in order to increase demand for mortgage banking operations. Professional services increased to $517,000 for the three months ended June 30, 1998 compared to $74,000 for the three months ended June 30, 1997, and was $811,000 for the six months ended June 30, 1998 compared to $132,000 for the six months ended June 30, 1997. The increase in professional services was partially related to the merger-related costs incurred in conjunction with the FIRSTPLUS transaction. Telephone and other expense increased to $276,000 and $1.0 million, respectively, for the three months ended June 30, 1998 compared to $132,000, and $307,000 for the three months ended June 30, 1997 and were $493,000, and $1.5 million for the six months ended June 30, 1998 compared to $217,000 and $567,000 for the six months ended June 30, 1997.

Income Taxes
------------

     The provision for income taxes decreased to $957,000 for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997 due to a decrease in income before income tax provision. Income before income tax provision decreased to $2.1 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997. The effective tax rate increased to 45.4% for the three months ended June 30, 1998 from 41.7% for the three months ended June 30, 1997 due to $206,000 of non-tax deductible merger-related costs expensed during the quarter.

     The provision for income taxes increased to $3.6 million for the six months ended June 30, 1998 compared to $2.7 million for the six months ended June 30, 1997. Income before income tax provision increased to $8.5 million for the six months ended June 30, 1998 compared to $6.4 million for the six months ended June 30, 1997. The effective tax rate increased to 42.5% for the six months ended June 30, 1997 compared to 41.6% for the six months ended June 30, 1997 due to the inclusion of merger-related costs during the period.

COMPARISON OF FINANCIAL CONDITION AS OF  JUNE 30, 1998 AND DECEMBER 31, 1997
----------------------------------------------------------------------------

     Total assets increased to $472.4 million as of June 30, 1998 compared to $411.8 million as of December 31, 1997. This increase was attributable to the increase in loans held-for-sale during the period ended June 30, 1998 due to increased loan originations and purchases. Loans held-for-sale totaled $333.9 million as of June 30, 1998 compared to $272.7 million as of December 31, 1997. Loans held-for-investment decreased to $27.7 million as of June 30, 1998 compared to $29.1 million as of December 31, 1997 due primarily to normal loan payment activity.

     Warehouse financing receivable decreased to $2.0 million as of June 30, 1998 compared to $16.6 million as of December 31, 1997. This decline reflects the Company's realigning this business internally during 1998 from being externally handled during 1997.

     Residual assets and restricted cash increased slightly to $42.1 million and $12.8 million, respectively, as of June 30, 1998 compared to $40.7 million and $12.3 million as of December 31, 1997. This increase reflects the additional residual from the pre-fund on the 1997-3 securitization during the first quarter offset by the residual asset write down as described above. Mortgage servicing rights increased as a result of the loan sales with servicing retained to $9.3 million as of June 30, 1998 compared to $8.5 million as of December 31, 1997.

     Cash and cash equivalents were $22.9 million as of June 30, 1998 compared to $11.5 million as of December 31, 1997. Cash and cash equivalents increased by $11.4 million as of June 30, 1998 due to the timing of loan originations and purchases. Premises and equipment increased to $6.8 million as of June 30, 1998 compared to $4.8 million as of December 31, 1997. This increase of $2.0 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which opened in May, 1998. Real estate owned increased to $2.1 million as of June 30, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

     The Company increased its liabilities by increasing deposit accounts to $263.1 million as of June 30, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $243.8 million as of June 30, 1998 compared to $193.8 million as of December 31, 1997.

     The Company decreased FHLB advances and borrowings from $119.2 million at December 31, 1997 to $116.5 million at June 30, 1998 due to the increase in deposit accounts of $51.3 million offset by the higher loan receivable balance as of June 30, 1998 of $59.8 million.

     Accounts payable and other liabilities increased to $33.1 million as of June 30, 1998 compared to $26.0 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $59.7 million as of June 30, 1998 from $54.8 million as of December 31, 1997 due to the quarterly earnings of $4.9 million.

     The Company's non-performing assets increased to $9.5 million as of June 30, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.9 million is due primarily to non-accrual loans with an increase of $3.9 million in one- to-four family residential loans offset by a decrease of $1.6 million in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 2.12% as of June 30, 1998 from 1.76% as of December 31, 1997. Non-performing assets as a percent of total assets decreased to 2.02% as of June 30, 1998 from 1.59% as of December 31, 1997. The following table sets forth the non-performing assets at June 30, 1998 and December 31, 1997:


                                               As of           As of
                                              June 30,      December 31,
                                                1998            1997
                                              --------      ------------
                                                (Dollars in thousands)
Non-accrual loans                             $7,484          $5,126
Foreclosed real estate, net (1)                2,065           1,440
                                              ------          ------
   Total non-performing assets                $9,549          $6,566
                                              ======          ======
Allowance for loan losses
 as a percent of gross loans
 receivable(2)                                  0.49%           0.88%

Allowance for loan losses as
 a percent of total non-performing
 loans(3)                                      22.97           50.20

Non-performing loans as a percent of
 gross loans receivable(2)                      2.12            1.76

Non-performing assets as a percent of
 total assets(4)                                2.02            1.59

_______________
(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for loan losses as of June 30, 1998 of $1.7 million compared to $2.6 million as of December 31, 1997. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at June 30, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses.

The following table sets forth the activity in the Company's allowance for loan losses for the six months ended June 30, 1998:

                                              (Dollars in thousands)
Balance as of December 31, 1997                               $2,573
Add:
     Provision for loan losses                                 1,630
     Recoveries of previous charge-offs                            4
Less:
     Charge-offs                                               2,488
                                                              ------
Balance as of June 30, 1998                                   $1,719
                                                              ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, warehouse lines of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 10.94% and 12.68% for the six months ended June 30, 1998 and June 30, 1997, respectively. The Bank had $40.0 million in deposits maturing within one month as of June 30, 1998. The Bank anticipates that it will retain a portion of these accounts.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $61.7 million and $87.0 million for the six months ended June 30, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees), of $562.6 million and $158.4 million, net of proceeds from the sale and securitization of loans held-for-sale of $484.9 million and $83.2 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided from investing activities were $24.3 million and $7.0 million for the six months ended June 30, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $28.8 million and $6.6 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $48.7 million and $57.2 million for the six months ended June 30, 1998 and 1997, respectively. The Company received proceeds from the lines of credit of $6.4 million for the six months ended June 30, 1998 and repayments of these lines of $(3.3) million for the six months ended June 30, 1997. Net deposits increased by $51.3 million and $50.8 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at the period end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures. The Company received net proceeds from the IPO of the Company's Common Stock of $28.7 million during the quarter ended June 30, 1997.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At June 30, 1998, cash and short-term investments totaled $22.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $275 million of which $91.0 million had been drawn upon at June 30, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of June 30, 1998.

     The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of June 30, 1998, the Bank was considered "adequately capitalized".

     The Bank was in compliance with the minimum capital requirements in effect as of June 30, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of June 30, 1998:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent(a)
                --------   -----------   ---------    -------    ----------
                            (Dollars in thousands)
Tangible        $27,845       $16,716     $11,129       6.66%       1.50%
Core            $27,845       $16,716     $11,129       6.66%       3.00%
Risk-based      $29,332       $24,556     $ 4,776       9.55%       8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At June 30, 1998, the Bank's ratios were 9.55%, 6.66% and 9.07%, respectively.

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

     Under the framework, the Bank's capital levels at June 30, 1998 do not allow the Bank to accept brokered deposits without prior approval from the regulators. The Bank had approximately $2.5 million of brokered deposits at June 30, 1998. This is not expected to materially impact the Bank as it has other sources of funds.

     As of June 30, 1998, the Bank had outstanding commitments to originate or purchase mortgage loans of $54.6 million compared to $29.2 million as of December 31, 1997 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of June 30, 1998 compared to the period ended December 31, 1997 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1997 included in the Company's Annual Report on Form 10K.

       Year 2000 Compliance:  As a financial institution operating in multiple
       ---------------------
states, the Company is dependent on computer systems and applications to conduct its business. The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers five stages including: (i) awareness, (ii) assessment, (iii) renovation (iv) validation and
(v) implementation. The Company has completed the awareness and assessment stages for its Company-owned systems and applications. The renovation phase is currently in process, and the Company is utilizing internal resources to test all major systems (deposit, loan and general ledger) which are provided by a service bureau. The renovation process is targeted to be largely completed by December 31, 1998 through the use of internal resources. Testing and certification of these systems and applications are targeted for completion by mid-1999. Year 2000 is critical to the Company. To date, the amounts incurred and expensed for developing and implementing the plan have not had a material effect on the Company's operations. The total remaining cost for addressing Year 2000 compliance of approximately $600,000, which is based upon management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 costs will be funded through operating cash flows. The Company is initiating communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of June 30, 1998 or December 31, 1997.

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

          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On May 28, 1998, the Company held its annual meeting of stockholders for the purpose of electing one Director to a term of three years, the approval of Life Financial Corp. 1997 Stock Option Plan and the ratification of Deloitte & Touche LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                   For      Withheld
                                                ---------   --------
     1. Election of Director: Milton E.
        Johnson...............................  5,188,002     6,048

          The Directors whose terms continued and the years their terms expire are as follows: John Goodard (2000); Robert Riley (2000); Ronald Skipper (1999); and Daniel Perl (1999).

                                                                                     Broker
                                                   For      Withheld    Abstains    Non-votes
                                                ---------   --------    --------    ---------
     2. Approval of Life Financial Corp. 1997
        Stock Option Plan.....................  5,066,877    51,308      75,540        325

     3. Ratification of Deloitte & Touche LLP
        as the Company's independent auditors.  5,160,329     8,281      25,140        300

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

-----------------
* Incorporated herein by reference to Exhibits of the same number from the Company's Registration Statement on Form S-4 (filed initially on Form S-1), filed on January 27, 1997, as amended on March 27, 1997, and as further amended on May 29, 1997 and June 11, 1997 ( Registration No. 333-20497).

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LIFE FINANCIAL CORPORATION

August 14, 1998                By:  /s/ Daniel L. Perl
---------------                     ----------------------------------------
Date                                Daniel L. Perl
                                    President and Chief
                                    Executive Officer
                                    (principal executive officer)

August 14, 1998                     /s/ Jeff Blake
---------------                     ----------------------------------------
Date                                Acting Chief Financial Officer and
                                    Treasurer
                                    (principal financial and accounting
                                    officer)