Form 10-Q/A
period 1998-03-31
LIFE FINANCIAL CORP
filed 1998-08-27
CIK 1028918

                United States Securities and Exchange Commission
                              Washington, DC 20549
                                  FORM 10-Q/A
                                 (Amendment I)



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                         Commission File Number 0-22193

                           LIFE FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 33-0743196
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

10540 MAGNOLIA AVE., SUITE B, RIVERSIDE, CALIFORNIA    92505
-------------------------------------------------------------------------------


                                 (909) 637-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   (X) Yes   (_) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,546,716 shares of common stock, par value $0.01 per share, were outstanding as of May 12, 1998.

                  LIFE FINANCIAL CORPORATION. AND SUBSIDIARIES
                                  FORM 10-Q/A
                                     INDEX

PART I                       FINANCIAL INFORMATION                         PAGE
Item 1    Consolidated Statements of Financial Condition:
          March 31, 1998 and December 31, 1997 (unaudited)................   1

          Consolidated Statements of Operations:
          For the Three months ended March 31, 1998 and 1997 (unaudited)..   2

          Consolidated Statements of Cash Flows:
          For the Three months ended March 31, 1998 and 1997 (unaudited)..   3

          Notes to Consolidated Financial Statements (unaudited)..........   4

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition...................   7

Item 3    Quantitative and Qualitative Disclosures About Market Risk......  15

PART II   OTHER INFORMATION

Item 1    Legal Proceedings...............................................  16

Item 2    Changes in Securities and Use of Proceeds.......................  16

Item 3    Defaults Upon Senior Securities.................................  16

Item 4    Submission of Matters to a Vote of Security Holders.............  16

Item 5    Other Information...............................................  16

Item 6    Exhibits and Reports on Form 8-K................................  16


Item 1. Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                March 31,      December 31,
                                                                                  1998            1997
                                                                              -----------      ------------
ASSETS:
Cash and cash equivalents................................................        71,299        $   11,503
Restricted cash..........................................................        13,481            12,339
Securities held-to-maturity, estimated fair value of
     $5,027 and $5,030 at March 31, 1998 and
     December 31, 1997...................................................         5,011             5,012
Residual assets, at fair value...........................................        43,275            40,746
Loans held-for-sale......................................................       202,956           272,655
Loans held-for-investment - net of allowance for
     loan losses of $4,132 and $2,573 at
     March 31, 1998 and December 31, 1997................................        27,873            29,076
Warehouse financing receivable - net.....................................             -            16,613
Mortgage servicing rights................................................         9,931             8,526
Accrued interest receivable..............................................         2,052             2,638
Foreclosed real estate - net.............................................         1,645             1,440
Premises and equipment - net.............................................         6,012             4,764
Federal Home Loan Bank stock.............................................         1,083             1,067
Other assets.............................................................         2,569             5,406
                                                                             ----------        ----------
     TOTAL ASSETS........................................................    $  387,187        $  411,785
                                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts.........................................................    $  239,805        $  211,765
Federal Home Loan Bank advances..........................................             -             9,000
Other borrowings.........................................................        48,482           100,170
Subordinated debentures..................................................        10,000            10,000
Accounts payable and other liabilities...................................        30,364            26,031
                                                                             ----------        ----------
     Total liabilities...................................................       328,651           356,966
                                                                             ----------        ----------

COMMITMENTS AND CONTINGENCIES                                                         -                 -

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 authorized;
     no shares outstanding...............................................             -                 -
Common stock, $.01 par value; 25,000,000 shares authorized;
     6,546,716 shares issued and outstanding as of March 31, 1998
     and December 31, 1997...............................................            65                65
Additional paid-in capital...............................................        42,171            42,171
Retained earnings, partially restricted..................................        16,300            12,583
                                                                             ----------        ----------
     Total stockholders' equity..........................................        58,536            54,819
                                                                             ----------        ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................    $  387,187        $  411,785
                                                                             ==========        ==========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                             --------------------------------
                                                1998                  1997
                                             ----------            ----------
Interest Income:
Loans                                        $    7,466            $    1,872
Residual assets                                   1,497                   173
Securities held to maturity                          74                   106
Other interest-earning assets                       339                   153
                                             ----------            ----------
     Total interest income                        9,376                 2,304
                                             ----------            ----------
Interest Expense:
Deposit accounts                                  3,269                 1,317
FHLB advances and other borrowings                1,729                   173
Subordinated debentures                             342                    71
                                             ----------            ----------
     Total interest expense                       5,340                 1,561
                                             ----------            ----------
Net Interest Income Before Provision for
 loan losses                                      4,036                   743

Provision for loan losses                         1,630                   500
                                             ----------            ----------
Net Interest Income After Provision for
 loan losses                                      2,406                   243

Non-Interest Income:
Loan servicing and other fees                     1,052                   120
Service charges on deposit accounts                  39                    30
Net gains from mortgage financing operations      8,069                 5,877
Other income                                        165                    58
                                             ----------            ----------
     Total non-interest income                    9,325                 6,085
                                             ----------            ----------
Non-Interest Expense:
Compensation and benefits                         2,977                 1,582
Premises and occupancy                              631                   223
Data processing                                     304                   135
Net loss on foreclosed real estate                   82                    63
FDIC insurance premiums                              26                    18
Marketing                                           330                    68
Telephone                                           217                    85
Professional services                               294                    58
Other expense                                       516                   260
                                             ----------            ----------
     Total non-interest expense                   5,377                 2,492
                                             ----------            ----------

Income Before Provision for tax expense           6,354                 3,836
Provision for tax expense                         2,637                 1,594
                                             ----------            ----------
     Net Income                              $    3,717            $    2,242
                                             ==========            ==========

Basic earnings per share                     $     0.57            $     0.70
                                             ==========            ==========
Basic weighted average shares outstanding     6,546,716             3,211,716
                                             ==========            ==========
Diluted earnings per share                   $     0.54            $     0.70
                                             ==========            ==========
Diluted weighted average shares outstanding   6,845,761             3,211,716
                                             ==========            ==========


See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                              Three months ended
                                                                                    March 31,
                                                                          ---------------------------
                                                                              1998            1997
                                                                          -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $     3,717      $    2,242
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
     Depreciation and amortization                                                353             100
     Provision for loan losses                                                  1,630             500
     Accretion of deferred fees                                                   (10)             (1)
     Provision for estimated losses of foreclosed real estate                      41              26
     Gain on sale of foreclosed real estate, net                                   (4)             (3)
     Gain on sale and securitization of loans held-for-sale                    (8,696)         (5,358)
     Unrealized loss on residual assets                                           238               -
     Net accretion of residual assets                                            (355)           (519)
     Change in valuation allowance on mortgage servicing rights                     -            (202)
     Amortization of mortgage servicing rights                                    418             172
     Purchase and origination of loans held-for-sale, net of loan fees       (254,118)        (93,866)
     Proceeds from sales and securitization of loans held-for-sale            320,310          80,016
     Increase in restricted cash                                               (1,142)         (5,262)
     Decrease in warehouse financing receivable                                16,613               -
     (Increase) decrease in accrued interest receivable                           586            (129)
     Increase (decrease) in accounts payable and other liabilities              4,333            (354)
     Federal Home Loan Bank stock dividend                                        (16)            (13)
     Decrease (increase) in other assets                                        2,837          (1,052)
          Net cash provided by (used in) operating activities              ----------      ----------
                                                                               86,735         (23,703)
                                                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans                                                     9,278           4,470
Proceeds from sale of foreclosed real estate                                      443              35
Purchase of securities held-to-maturity                                             -          (1,000)
Proceeds from maturities of securities held-to-maturity                             -           1,000
Additions to premises and equipment, net                                       (1,591)           (181)
Purchase of Federal Home Loan Bank stock                                            -            (171)
Cash (paid) received on residual assets                                        (2,412)            809
                                                                          -----------      ----------
          Net cash provided by investing activities                             5,718           4,962
                                                                          -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                               28,040          45,097
Proceeds from other borrowings                                                (51,697)         (3,278)
Repayment of Federal Home Loan Bank advances                                   (9,000)              -
Net proceeds from issuance of subordinated debentures                               -           9,644
                                                                          -----------      ----------
          Net cash (used in) provided by financing activities                 (32,657)         51,463
                                                                          -----------      ----------

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                            (Dollars in thousands)
                                  (UNAUDITED)


NET INCREASE IN CASH AND CASH EQUIVALENTS                59,796      32,722
CASH AND CASH EQUIVALENTS, beginning of period           11,503      13,265
                                                        -------     -------
CASH AND CASH EQUIVALENTS, end of period                $71,299     $45,987
                                                        =======     =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                           $ 6,239     $ 1,507
                                                        =======     =======
Income taxes paid                                       $    -      $ 1,240
                                                        =======     =======

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate          $   685     $   846
                                                        =======     =======
Loans to facilitate sales of foreclosed real estate     $    -      $   166
                                                        =======     =======

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

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. Through March 31, 1998, 201,000 shares of the 1997 Option Plan were granted at an exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. There were 17,500 options at December 31, 1997 and March 31, 1998 held by one director which were exercisable.

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                For the three months ended March 31,
                             ----------------------------------------------------------------------------
                                          1998(a)                                  1997
                             ------------------------------------    ------------------------------------
                              Earnings       Shares     Per Share     Earnings       Shares     Per Share
                             (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                             ----------   ------------- ---------    -----------  ------------- ---------
Net Earnings                  $3,717                                  $2,242
                              ======                                  ======
Basic EPS
Earnings available to
  common stockholders         $3,717         6,546,716    $ 0.57      $2,242        3,211,716     $0.70
                                                          ======                                  =====
Effect of Dilutive Securities
 Options                         -             299,045                   -               -
                              ------         ---------                ------        ---------
Diluted EPS
Earnings available to common
  stockholders plus assumed
  conversions                 $3,717         6,845,761    $ 0.54      $2,242        3,211,716     $0.70
                              ======         =========    ======      ======        =========     =====

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


Item 2.    Management's Discussion and Analysis of Results of Operations
           -------------------------------------------------------------
           and Financial Condition
           -----------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10K, which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended March 31, 1998.

GENERAL
-------

     The Company originates, purchases, sells, services and securitzes primarily non-conventional mortgage loans principally secured by first and second mortgage loans on one-to-four family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by sub-prime borrowers and Portfolio Series loans, which are debt consolidation loans for borrowers whose credit qualifies for Fannie Mae or Freddie Mac loans ("Agency-Qualified Borrowers"), generally with loan-to-value ratios of up to 125%. While the Company is currently emphasizing the origination of Portfolio Series loans, it intends to market both products as demand permits. In addition, to a much lesser extent, the Company originates multi-family residential and commercial loans. The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers ("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances, three warehouse lines of credit and cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase, sell and securitize loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase, sale and securitization of loans in recent periods, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.

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

Interest Income
---------------

     Interest income was $9.4 million for the three months ended March 31, 1998 compared to $2.3 million for the three months ended March 31, 1997 due primarily to an increase in the average balance of interest-earning assets combined with an increase in the yield on those assets. Average interest-earning assets increased to $390.8 million for the three months ended March 31, 1998 compared to $121.6 million for the three months ended March 31, 1997. The yield on interest-earning assets increased to 9.60% for the three months ended March 31, 1998 compared to 7.58% for the three months ended March 31, 1997.

      The largest single component of interest-earning assets was average loans receivable, net, which were $310.0 million with a yield of 9.64% for the three months ended March 31, 1998 compared to $98.9 million with a yield of 7.57% for the three months ended March 31, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $203.0 million at March 31, 1998 compared to $38.3 million at March 31, 1997. This increase was attributed to the continued growth of the Company's mortgage financing operation. The yield has increased by 207 basis points due to both the composition of the loans held-for-sale which is primarily sub-prime mortgage loans and consumer loans with high loan-to-value ratios and the higher interest rates on these loans.

Interest Expense
----------------

     Interest expense increased to $5.3 million for the three months ended March 31, 1998 compared to $1.6 million for the three months ended March 31, 1997 due to an increase in the average interest-bearing liabilities combined with an increase in the cost of those liabilities. On March 14, 1997, the Company issued $10 million in subordinated debentures (Debentures) through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures mature on March 15, 2004 and bear interest at a rate of 13.5% per annum, payable semi-annually. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998 at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. The holders of the Debentures have a thirty day option from Spetember 15, 1998 to require the Company to repurchase all or part of the aggregate principal amount plus accrued interest through repurchase date. The issuance of debentures, combined with an increased reliance on certificate accounts and other borrowings, resulted in an increase in the average cost of interest-bearing liabilities to 6.18% for the three months ended March 31, 1998 compared to 5.33% for the three months ended March 31, 1997. Average interest-bearing liabilities were $350.4 million for the three months ended March 31, 1998 compared to $118.7 million for the three months ended March 31, 1997.

      The largest component of average interest-bearing liabilities was certificate accounts, which averaged $213.3 million with an average cost of 5.96% for the three months ended March 31, 1998, compared to $86.3 million with an average cost of 5.70% for the three months ended March 31, 1997. The second largest component of average interest-bearing liabilities was borrowings, which increased to an average balance of $114.9 million with an average cost of 7.31% for the three months ended March 31, 1998 compared to $15.4 million with an average cost of 6.45% for the three months ended March 31, 1997. In addition to the Debentures during 1997, the Company began utilizing two warehouse lines of credit and a residual financing line for total lines of credit of $290.0 million which are indexed to London Interbank Offering Rate index ("LIBOR").

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

     Net interest income before provision for loan losses for the three months ended March 31, 1998 was $4.0 million compared to $743,000 for the three months ended March 31, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $390.8 million with a yield of 9.60% for the three months ended March 31, 1998 compared to $121.6 million with a yield of 7.58% for the three months ended March 31, 1997. Average interest-bearing liabilities increased to $350.4 million with an average cost of 6.18% for the three months ended March 31, 1998 compared to $118.7 million with an average cost of 5.33% for the three months ended March 31, 1997. The net interest margin increased to 4.13% for the three months ended March 31, 1998 compared to 2.44% for the three months ended March 31, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 111.54% for the three months ended March 31, 1998 compared to 102.43% for the three months ended March 31, 1997.

Average Balance Sheets. The following tables set forth certain information
----------------------
relating to the Company for the three month periods ended March 31, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                  Three months ended                          Three months ended
                                                    March 31, 1998                              March 31, 1997
                                          --------------------------------             ---------------------------------
                                                                     (Dollars in thousands)
Assets:
                                          Average                 Average              Average                  Average
Interest-earning assets:                  Balance     Interest   Yield/Cst             Balance     Interest    Yield/Cst
                                          -------     --------   ---------             -------     --------    ---------
  Interest-earning deposits and short-
    term investments                      $ 33,517    $    322       3.90%             $  8,914    $    139        6.32%
  Investment securities(1)                   6,081          91       6.07                 8,628         120        5.64
  Loans receivable, net(2)                 309,916       7,466       9.64                98,890       1,872        7.57
  Mortgage-backed securities, net(1)             9          -        0.00                    10          -         0.00
  Residual assets                           41,311       1,497      14.49                 5,131         173       13.49
                                          --------    --------                         --------    --------
    Total interest-earning assets          390,834       9,376       9.60               121,573       2,304        7.58
                                                      --------                                     --------
Non-interest-earning assets(3)              26,841                                       20,317
                                          --------                                     --------
     Total assets(3)                      $417,675                                     $141,890
                                          ========                                     ========

Liabilities and Equity:
Interest-bearing liabilities:
  Passbook accounts                       $  4,007          24       2.43              $  3,959          20        2.05
  Money market accounts                      2,822          31       4.46                 3,025          23        3.08
  Checking accounts                         15,335          80       2.12                10,006          61        2.47
  Certificate accounts                     213,330       3,134       5.96                86,348       1,213        5.70
                                          --------    --------                         --------    --------
    Total deposit accounts                 235,494       3,269       5.63               103,338       1,317        5.17
  Borrowings                               114,895       2,071       7.31                15,350         244        6.45
                                          --------    --------                         --------    --------
    Total interest-bearing liabilities     350,389       5,340       6.18               118,688       1,561        5.33
                                                      --------                                     --------
Non-interest-bearing liabilities(3)         10,938                                       13,290
                                          --------                                     --------
     Total liabilities(3)                  361,327                                      131,978

Equity(3)                                   56,348                                        9,912
                                          --------                                     --------
  Total liabilities and equity(3)         $417,675                                     $141,890
                                          ========                                     ========

Net interest income before Provision
  for loan losses                                     $  4,036                                     $    743
                                                      ========                                     ========
Net interest rate spread(4)                                          3.42                                          2.25
Net interest margin(5)                                               4.13                                          2.44
Ratio of interest-earning assets to
   interest-bearing liabilities                                    111.54%                                       102.43%



(1)  Includes unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for loan losses and includes loans held-for-sale.
(3)  Average balances are measured on a month-end basis.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses
-------------------------

     Provisions for loan losses were $1.6 million for the three months ended March 31, 1998 compared to $500,000 for the three months ended March 31, 1997. The increase in provisions is due to management's analysis of the risks inherent in its loans held-for-investment and loans held-for-sale portfolios. With the additional provision, the level of allowances for loan losses as a percent of non-performing loans was 53.14% as of March 31, 1998 compared to 103.62% as of March 31, 1997. The ratio of non-performing assets as a percentage of total assets increased to 2.43% as of March 31, 1998 compared to 1.85% as of March 31,
1997.   (See "Financial Condition").

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended March 31, 1998 totaled $8.1 million, compared to $5.9 million for the three months ended March 31, 1997. This gain is net of a mark-to-market write down on residual assets of $280,000 which was the result of refinements on loan pool characteristic for the Company's 1997-2 securitization of loans. The increase in gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, due to whole loan sales of $249.3 million and the completion of the pre-fund for the 1997-3 securitization in the amount of $62.5 million for a total of $311.8 million, compared to loans securitized totaling $83.2 million for the three months ended March 31, 1997. Net gains from mortgage financing operations as a percent of loans sold or securitized was 2.59% for the three months ended March 31, 1998, as compared to 7.06% for the three months ended March 31, 1997. This decrease in percentage reflected the effects of the securitization of loans compared to whole loan sales. Loans originated and purchased, net of loan fees, totaled $254.1 million for the three months ended March 31, 1998, compared to $93.9 million for the three months ended March 31, 1997.

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

Income Taxes
------------

     The provision for income taxes increased to $2.6 million for the three months ended March 31, 1998 compared to $1.6 million for the three months ended March 31, 1997 due to an increase in income before provision for tax expense. Income before provision for tax expense increased to $6.4 million for the three months ended March 31, 1998 from $3.8 million for the three months ended March 31, 1997. The effective tax rate remained stable at 41.5% and 41.6% for the three months ended March 31, 1998 and 1997, respectively.


COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
----------------------------------------------------------------------------

     Total assets decreased to $387.2 million as of March 31, 1998 compared to $411.8 million as of December 31, 1997. This decrease was attributable to the cash loan sales during the quarter ended March 31, 1998. Loans held-for-sale totaled $203.0 million as of March 31, 1998 compared to $272.7 million as of December 31, 1997. Loans held-for-investment decreased to $27.9 million as of March 31, 1998 compared to $29.1 million as of December 31, 1997.

     Warehouse financing receivable decreased to zero as of March 31, 1998 compared to $16.6 million as of December 31, 1997. This decline reflects the Company's decision to re-examine this business line. This function had previously been handled externally. During the second quarter of 1998, it is the Company's intention to fund this line of business internally to take advantage of certain efficiencies.

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

     The Bank decreased FHLB advances and borrowings from $119.2 million at December 31, 1997 to $58.5 million at March 31, 1998 with the proceeds of the loan sales completed during the first quarter of 1998.

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

     The Company's non-performing assets increased to $9.4 million as of March 31, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.9 million is due primarily to non-accrual loans with an increase of $2.1 million in one- to-four family residential loans and $596,000 in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 3.39% as of March 31, 1998 from 1.76% as of December 31, 1997. Non-performing assets as a percent of total assets increased to 2.43% as of March 31, 1998 from 1.59% as of December 31, 1997. The following table sets forth the non-performing assets at March 31, 1998 and December 31, 1997:


                                                                                  As of          As of
                                                                                March 31,     December 31,
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                 (Dollars in thousands)
Non-accrual loans
Foreclosed real estate                                                            $7,775          $5,126
                                                                                   1,645           1,440
   Total non-performing assets                                                    ------          ------
                                                                                  $9,420          $6,566
Allowance for loan losses as a percent of gross loans receivable(1)               ======          ======

Allowance for loan losses as a percent of total non-performing loans(2)
                                                                                    1.80%           0.88%
Non-performing loans as a percent of gross loans receivable(1)(2)

Non-performing assets as a percent of total assets(2)                              53.14           50.20

                                                                                    3.39            1.76

                                                                                    2.43            1.59

_______________
(1) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(2) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for loan losses as of March 31, 1998 of $4.1 million compared to $2.6 million as of December 31, 1997. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one-to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at March 31, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, the economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses.

The following table sets forth the activity in the Company's allowance for loan losses for the three months ended March 31, 1998:

                                             (Dollars in thousands)

Balance as of December 31, 1997              $2,573
Add:
     Provision for loan losses                1,630
     Recoveries of previous charge-offs          -
Less:
     Charge-offs                                 71
                                             ------
Balance as of March 31, 1998                 $4,132
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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (used in) operating activities were $86.7 million and $(23.7) million for the quarters ended March 31, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $254.1 million and $93.9 million, net of proceeds from the sale and securitization of loans held for sale of $320.3 million and $80.0 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided from investing activities were $5.7 million and $5.0 million for the quarters ended March 31, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $9.3 million and $4.5 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash (used in) provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net (decrease)/increase in deposits and borrowings was $(32.7) million and $51.5 million for the quarters ended March 31, 1998 and 1997, respectively. The Company paid down the lines of credit by $51.7 million and $3.3 million for the quarters ended March 31, 1998 and 1997, respectively. Net deposits increased by $28.0 million and $45.1 million for the quarters ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at quarter end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 1998, cash and short-term investments totaled $71.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $250 million of which $33.0 million had been drawn upon at March 31, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of the quarter ending March 31, 1998.

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of March 31, 1998, the Bank was considered "adequately capitalized".

     The Bank was in compliance with the minimum capital requirements in effect as of March 31, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of March 31, 1998:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent(a)
                --------   -----------   ---------    -------    --------
                                   (Dollars in thousands)
Tangible         $25,306       $14,573     $10,733       6.95%       1.50%
Core             $25,306       $14,573     $10,733       6.95%       3.00%
Risk-based       $27,552       $22,523     $ 5,029       9.79%       8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At March 31, 1998, the Bank's ratios were 9.79%, 6.95% and 8.99%, respectively.

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

     Under the framework, the Bank's capital levels at March 31, 1998 do not allow the Bank to accept brokered deposits without the prior approval from the regulators. The Bank had approximately $5.1 million of brokered deposits at March 31, 1998. This is not expected to materially impact the Bank as it has other sources of funds.

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of March 31, 1998 or December 31, 1997.

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

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) The following exhibits are filed as part of this report:
                 3.1 Certificate of Incorporation of Life Financial Corp. *
                 3.2 Bylaws of Life Financial Corp. *
                27.0 Financial data schedule (filed herewith).
          (b) Reports on Form 8-K
              On March 25, 1998, the Company filed a report on Form 8-K, reporting under Item 5 the entrance into a definite Agreement and Plan of Merger between the Company and FIRSTPLUS Financial Group, Inc. The Agreement and Plan of Merger was filed as an Exhibit at
              Item 7.
______________

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

                                    LIFE FINANCIAL CORP.

August 26, 1998                By:  /s/ Daniel L. Perl
---------------                     ----------------------------------------
Date                                Daniel L. Perl
                                    President and Chief
                                    Executive Officer
                                    (principal executive officer)

August 26, 1998                     /s/ Jeffrey L. Blake
---------------                     ----------------------------------------
Date                                Jeffrey L. Blake
                                    Acting Chief Financial Officer and
                                    Treasurer (principal financial and
                                    accounting officer)