Form 10-Q
period 1998-09-30
LIFE FINANCIAL CORP
filed 1998-11-13
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,562,396 shares of common stock, par value $0.01 per share, were outstanding as of November 13, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX


PART I                        FINANCIAL INFORMATION                        PAGE

Item 1   Consolidated Statements of Financial Condition:
         September 30, 1998 and December 31, 1997 (unaudited)...............  1

         Consolidated Statements of Operations:
         For the Nine months ended September 30, 1998 and 1997 and for the
         Three months ended September 30, 1998 and 1997 (unaudited).........  2

         Consolidated Statements of Cash Flows:
         For the Nine months ended September 30, 1998 and 1997 (unaudited)..  3

         Notes to Consolidated Financial Statements (unaudited).............  4

Item 2   Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................  7

Item 3   Quantitative and Qualitative Disclosures About Market Risk......... 19

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.................................................. 19

Item 2   Changes in Securities and Use of Proceeds.......................... 19

Item 3   Defaults Upon Senior Securities.................................... 19

Item 4   Submission of Matters to a Vote of Security Holders................ 19

Item 5   Other Information.................................................. 19

Item 6   Exhibits and Reports on Form 8-K................................... 20

Item 1. Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
ASSETS
Cash and cash equivalents..........................    $ 37,750       $ 11,503
Restricted cash....................................      12,920         12,339
Securities held to maturity, estimated fair value
  of $3,023 and $5,030 at September 30, 1998 and
  December 31, 1997................................       3,007          5,012
Residual assets, at fair value.....................      47,932         40,746
Loans held for sale................................     213,882        272,655
Loans held for investment - net of allowance for
  loan losses of $1,751 and $2,573 at
  September 30, 1998 and December 31, 1997.........      16,074         29,076
Warehouse financing receivable.....................       1,450         16,613
Mortgage servicing rights, net.....................      13,235          8,526
Accrued interest receivable........................       2,207          2,638
Foreclosed real estate, net........................       2,002          1,440
Premises and equipment - net.......................       6,979          4,764
Federal Home Loan Bank stock.......................       2,427          1,067
Other assets.......................................      20,478          5,406
                                                       --------       --------
    TOTAL ASSETS...................................    $380,343       $411,785
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts...................................    $253,271       $211,765
Federal Home Loan Bank advances....................           -          9,000
Other borrowings...................................      13,787        100,170
Subordinated debentures............................      10,000         10,000
Accounts payable and other liabilities.............      41,741         26,031
                                                       --------       --------
    Total liabilities..............................     318,799        356,966
                                                       --------       --------

COMMITMENTS AND CONTINGENCIES......................           -              -

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares
  authorized; no shares outstanding................           -              -
Common stock, $.01 par. value; 25,000,000 shares
  authorized; 6,562,396 (1998) and 6,546,716 (1997)
  shares issued and outstanding....................          66             65
Additional paid-in capital.........................      42,223         42,171
Retained earnings, partially restricted............      19,255         12,583
                                                       --------       --------
    Total stockholders' equity.....................      61,544         54,819
                                                       --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $380,343       $411,785
                                                       ========       ========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                        ------------------------   ------------------------
                                                            1998         1997          1998         1997
                                                         ----------   ----------   ----------   -----------
Interest Income:
Loans                                                    $    9,551   $    4,781   $   24,914    $   10,001
Residual assets                                               1,220          495        3,951         1,056
Securities held to maturity                                      60          131          208           376
Other interest-earning assets                                   737          290        1,975           719
                                                         ----------   ----------   ----------    ----------
     Total interest income                                   11,568        5,697       31,048        12,152
                                                         ----------   ----------   ----------    ----------
Interest Expense:
Deposit accounts                                              3,513        2,259       10,393         5,440
Federal Home Loan Bank
 advances and other borrowings                                3,085          468        6,407           888
Subordinated debentures                                         353          353        1,045           773
                                                         ----------   ----------   ----------    ----------
     Total interest expense                                   6,951        3,080       17,845         7,101
                                                         ----------   ----------   ----------    ----------
Net Interest Income Before Provision for
 loan losses                                                  4,617        2,617       13,203         5,051
Provision for loan losses                                       736          400        2,366           900
                                                         ----------   ----------   ----------    ----------
Net Interest Income After Provision for
 loan losses                                                  3,881        2,217       10,837         4,151
Non-interest Income:
Loan servicing and other fees                                 1,162          218        4,129           413
Service charges on deposit accounts                              50           34          123            94
Net gains from mortgage financing operations                  4,890        8,344       14,807        17,413
Other income                                                    316          106          607           265
                                                         ----------   ----------   ----------    ----------
   Total non-interest income                                  6,418        8,702       19,666        18,185
                                                         ----------   ----------   ----------    ----------
Non-interest Expense:
Compensation and benefits                                     3,076        2,477        8,602         5,534
Premises and occupancy                                          963          332        2,444           805
Data processing                                                 406          229        1,054           524
Net loss on foreclosed real estate                               32           25          217            94
FDIC insurance premiums                                          39           31          100            69
Marketing                                                       788           72        1,786           195
Telephone                                                       321          222          814           439
Professional services                                           360          111        1,172           243
Other expense                                                 1,134          680        2,670         1,247
                                                         ----------   ----------   ----------    ----------
   Total non-interest expense                                 7,119        4,179       18,859         9,150
                                                         ----------   ----------   ----------    ----------
Income Before Provision for tax expense                       3,180        6,740       11,644        13,186
Provision for tax expense                                     1,375        2,809        4,969         5,491
                                                         ----------   ----------   ----------    ----------
     Net Income                                          $    1,805   $    3,931   $    6,675    $    7,695
                                                         ==========   ==========   ==========    ==========
Basic earnings per share                                 $     0.28   $     0.60   $     1.02          1.78
                                                         ==========   ==========   ==========    ==========
Basic weighted average shares outstanding                 6,558,997    6,537,377    6,552,192     4,320,270
                                                         ==========   ==========   ==========    ==========
Diluted earnings per share                               $     0.27   $     0.57   $     0.98    $     1.73
                                                         ==========   ==========   ==========    ==========
Diluted weighted average shares outstanding               6,773,454    6,853,584    6,841,217     4,436,353
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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                              Nine months ended
                                                                                September 30,
                                                                           -----------------------
                                                                               1998        1997
                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   6,675    $   7,695
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                              1,244          358
     Provision for estimated loan losses                                        2,366          900
     Accretion of deferred fees                                                    (4)        (435)
     Provision for estimated losses of foreclosed real estate                      32           68
     Loss (gain) on sale of foreclosed real estate, net                            87          (46)
     Gain on sale and securitization of loans held for sale                   (30,968)     (16,374)
     Unrealized (gain) loss on residual assets                                  8,480       (1,039)
     Net accretion of residual assets                                          (3,992)      (1,965)
     Valuation allowance on mortgage servicing rights                             381          248
     Amortization of mortgage servicing rights                                  1,909          698
     Purchase and origination of loans held for sale, net of loan fees       (930,884)    (435,041)
     Proceeds from sales and securitization of loans held for sale            984,031      287,910
     Increase in restricted cash                                                 (581)      (8,360)
     Decrease in warehouse financing receivable                                15,163            -
     Decrease (increase) in accrued interest receivable                           431       (1,177)
     Increase in accounts payable and other liabilities                        15,710        7,543
     Federal Home Loan Bank stock dividend                                        (63)         (41)
     Increase in other assets                                                 (15,072)        (252)
                                                                            ---------    ---------
          Net cash provided by (used in) operating activities                  54,945     (159,310)
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans                                               37,684      (17,558)
Proceeds from sale of foreclosed real estate                                    1,882          619
Purchase of securities held to maturity                                             -       (1,000)
Proceeds from maturities of securities held to maturity                         2,000        2,000
Additions to premises and equipment                                            (3,416)      (2,541)
Purchase of Federal Home Loan Bank stock                                       (1,297)        (195)
Cash (paid) received on residual assets                                       (11,674)       3,065
                                                                            ---------    ---------
          Net cash provided (used) by investing activities                     25,179      (15,610)
                                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                               41,506       74,129
(Repayments of) proceeds from other borrowings                                (86,383)      58,245
Net proceeds from issuance of common stock                                          -       32,509
Repayment of Federal Home Loan Bank advances                                   (9,000)           -
Net proceeds from issuance of subordinated debentures                               -        9,644
                                                                            ---------    ---------
          Net cash (used) provided by financing activities                    (53,877)     174,527
                                                                            ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           26,247         (393)
CASH AND CASH EQUIVALENTS, beginning of period                                 11,503       13,265
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                    $  37,750    $  12,872
                                                                            =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                            $18,963      $5,446
                                                         =======      ======
Income taxes paid                                        $    -       $3,524
                                                         =======      ======
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate           $ 3,066      $1,221
                                                         =======      ======
Loans to facilitate sales of foreclosed real estate      $     -      $  166
                                                         =======      ======





See accompanying notes to unaudited consolidated financial statements.


                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (UNAUDITED)

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

     The Bank is a federally chartered stock savings bank whose primary business is the origination and sale of high loan-to-value second trust deeds, sub-prime one-to-four family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial real estate loans. The Company's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Company have been from deposits, Federal Home Loan Bank ("FHLB") advances, $275 million in lines of credit from two major investment banks, a $40 million residual financing line of credit, as well as from loan sales and securitizations. As of September 30, 1998, the Bank had three depository branch offices in San Bernardino, Riverside and Redlands, California, nine retail lending offices in Southern California, four regional loan centers located in Riverside, California, Jacksonville, Florida, the Boston, Massachusetts area and the Denver, Colorado metropolitan area, a telemarketing center located in Riverside, California and a capital markets group located in Seattle, Washington.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the "1996 Option Plan") which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The 1996 Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank which change in control did not include the reorganization of the Bank into the holding company. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at
a rate of 33.3% per year, beginning on November 21, 1999.   At December 31,
1997, there were 27,540 options held by three retired directors which were exercisable. On May 20, 1998, 9,180 options were exercised; the remaining 18,360 options are held by two retired directors as of September 30, 1998.

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. Through September 30, 1998, 201,000 shares of the 1997 Option Plan were granted at exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. Under the 1997 Option Plan, there were 17,500 options at December 31, 1997 and September 30, 1998 held by one retired director which were exercisable.

3.   Comprehensive Income
     --------------------

     The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with the fiscal year beginning January 1, 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings, paid-in capital in the equity section of the statement of financial position. The Company has no differences between net income and comprehensive income for the nine months ended September 30, 1998.

4.   Earnings Per Share
     ------------------

     The Company adopted SFAS No. 128 "Earnings Per Share" effective as of December 31, 1997. The Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly-held common stock or potential common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 did not have a significant impact on the Company's earnings per share.

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):


                                                        For the three months ended September 30,
                                     ---------------------------------------------------------------------------
                                                     1998                                  1997
                                     -----------------------------------   -------------------------------------
                                      Earnings      Shares     Per Share    Earnings      Shares       Per Share
                                     (Numerator) (Denominator)  Amount     (Numerator) (Denominator)    Amount
                                     ----------- ------------- ---------   ----------- -------------   ---------

Net Earnings                              $1,805                                $3,931
                                          ======                                ======

Basic EPS Earnings available
 to common stockholders                   $1,805     6,558,997    $ 0.28        $3,931     6,537,377       $0.60
                                                                  ======                                   =====

Effect of Dilutive Securities
  Options                                    -         214,457                      -        316,207
                                          ------    ----------                  ------    ----------

Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions                     $1,805     6,773,454    $ 0.27        $3,931     6,853,584       $0.57
                                          ======    ==========    ======        ======    ==========       =====


                                                         For the nine months ended September 30,
                                     ---------------------------------------------------------------------------
                                                     1998                                  1997
                                     -----------------------------------   -------------------------------------
                                      Earnings      Shares     Per Share    Earnings      Shares       Per Share
                                     (Numerator) (Denominator)  Amount     (Numerator) (Denominator)    Amount
                                     ----------- ------------- ---------   ----------- -------------   ---------

Net Earnings                              $6,675                                $7,695
                                          ======                                ======

Basic EPS Earnings available
 to common stockholders                   $6,675     6,552,192    $ 1.02        $7,695     4,320,270       $1.78
                                                                  ======                                   =====

Effect of Dilutive Securities
  Options                                     -        289,025                      -        116,083
                                          ------    ----------                  ------    ----------

Diluted EPS Earnings available
 to common stockholders plus
 assumed conversions                      $6,675     6,841,217    $ 0.98        $7,695     4,436,353       $1.73
                                          ======    ==========    ======        ======    ==========       =====

5.   FIRSTPLUS Financial Group merger
     --------------------------------

     On March 11, 1998, the Company entered into an agreement and plan of merger ("Merger Agreement") with FIRSTPLUS Financial group, Inc. ("FIRSTPLUS"). The Merger Agreement provided for the merger of the Company with and into FIRSTPLUS, with FIRSTPLUS as the surviving corporation. Under the Merger Agreement, at the effective date of the merger, each outstanding share of Company common stock would have been converted into the right to receive between 0.500 and 0.667 share of FIRSTPLUS common stock. On October 9, 1998, the Company advised FIRSTPLUS that it was terminating the Merger Agreement based upon, among other reasons, certain breaches of the Merger Agreement by FIRSTPLUS. On October 19, 1998, the Company filed a lawsuit against FIRSTPLUS arising out of the Merger Agreement in the United States Federal District Court for Dallas, Texas.

6.   Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards of reporting by publicly held business enterprises and requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions, as permitted under current standards. SFAS No. 131 is effective for the fiscal years beginning after December 15, 1997 with earlier application permitted. The Company does not anticipate the adoption of SFAS No. 131 will have a material impact on its financial reporting.

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

     In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise", which is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65, "Accounting for Certain Mortgage-Backed Activities" to require that after securitization of the mortgage loans held for sale, an entity engaged in mortgage-banking activities classify the resulting mortgage-backed securities or retained interest based on its ability and intent to sell or hold those investments. Management does not anticipate that adoption of this statement will have a material impact on the Company's financial condition, results of operation and cash flows.

Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K, which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS
---------------------

     Net income was $1.8 million for the three months ended September 30, 1998 compared to $3.9 million for the three months ended September 30, 1997, a decrease of $2.1 million. For the nine months ended September 30, 1998, the Company recorded net income of $6.7 million compared to $7.7 million for the nine months ended September 30, 1997. The declines in net income for the three and nine month periods ending September 30, 1998 are primarily due to the pre-tax write-down on the residual assets for $5.0 million for the three months ended September 30, 1998 and $8.5 million for the nine months ended September 30, 1998. For the three months ended September 30, 1998 and September 30, 1997, the diluted earnings per share were $0.27 and $0.57, respectively. This decline is principally due to the increase in shares outstanding due to the completion of the Company's IPO on June 30, 1997. The diluted earnings per share for the nine months ended September 30, 1998 were $0.98 compared to $1.73 for the nine months ended September 30, 1997. The decrease in earnings per share for the nine months was partially attributable to an increase in shares outstanding due to the completion of the Company's IPO on June 30, 1997 combined with the decline in earnings.

Interest Income
---------------

     Interest income was $11.6 million for the three months ended September 30, 1998 compared to $5.7 million for the three months ended September 30, 1997 due primarily to an increase in the average balance of interest-earning assets offset partially by a slight decline in the yield on those assets. Average interest-earning assets increased to $492.4 million for the three months ended September 30, 1998 compared to $239.0 million for the three months ended September 30, 1997. The yield on interest-earning assets decreased to 9.40% for the three months ended September 30, 1998 compared to 9.53% for the three months ended September 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $396.1 million with a yield of 9.57% for the three months ended September 30, 1998 compared to $195.9 million with a yield of 9.76% for the three months ended September 30, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Average loans held-for-sale were $380.9 million for the three months ended September 30, 1998 compared to $170.7 million for the three months ended September 30, 1997.

     Interest income for the nine months ended September 30, 1998 was $31.0 million, compared to $12.2 million for the nine months ended September 30, 1997, due to an increase in the average balance of interest-earning assets, combined with an increase in the yield on those assets. Average interest-earning assets increased to $432.6 million for the nine months ended September 30, 1998 compared to $176.1 million for the nine months ended September 30, 1997. The yield on interest-earning assets increased to 9.57% for the nine months ended September 30, 1998 compared to 9.20% for the nine months ended September 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $339.2 million with a yield of 9.82% for the nine months ended September 30, 1998, compared to $140.9 million with a yield of 9.46% for the nine months ended September 30, 1997.

Interest Expense
----------------

     Interest expense increased to $7.0 million for the three months ended September 30, 1998 compared to $3.1 million for the three months ended September 30, 1997 due primarily to an increase in the average interest-bearing liabilities. Reliance on certificate accounts and an increased usage of the various lines of credit resulted in an decrease in the average cost of interest-bearing liabilities to 6.11% for the three months ended September 30, 1998 compared to 6.15% for the three months ended September 30, 1997. Average interest-bearing liabilities were $451.0 million for the three months ended September 30, 1998 compared to $200.4 million for the three months ended September 30, 1997. The largest component of average interest-bearing liabilities was certificate accounts, which averaged $225.9 million with a cost of 5.87% for the three months ended September 30, 1998, compared to $142.5 million with a cost of 6.02% for the three months ended September 30, 1997.

     The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $196.3 million with a cost of 6.95% for the three months ended September 30, 1998 compared to $39.7 million with a cost of 8.28% for the three months ended September 30, 1997. In addition to the subordinated debentures (Debentures) which were issued during 1997, the Company began utilizing two warehouse lines of credit and a residual financing line for total lines of $315 million which are indexed to London Interbank Offering Rate index ("LIBOR").

     For the nine months ended September 30, 1998, interest expense was $17.8 million compared to $7.1 million for the nine months ended September 30, 1997 due to an increase in the average interest-bearing liabilities combined with an increase in the rate paid on those liabilities. On March 14, 1997, the Company issued $10 million in Debentures through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures mature on March 15, 2004 and bear interest at a rate of 13.5% per annum, payable semi-annually. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998 at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. By September 15, 1998, $7.0 million of this debentures were called for payment on or before December 15, 1998. This issuance of debentures, combined with an increased reliance on certificate accounts and other borrowings, resulted in an increase in the average interest-bearing liabilities to $390.4 million for the nine months ended September 30, 1998 compared to $161.0 million for the nine months ended September 30, 1997. The decline in the cost on borrowings to 7.15% for the nine months ended September 30, 1998 compared to 8.11% for the nine months ended September 30, 1997 reflects the higher proportional average balance of warehouse lines of credit to the average balance of subordinated debt during the nine months ended September 30, 1998.

     The largest component of average interest-bearing liabilities was certificate accounts, which averaged $224.6 million with a cost of 5.92% for the nine months ended September 30, 1998 compared to $116.0 million with a cost of 5.87% for the nine months ended September 30, 1997. The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $139.4 million with a cost of 7.15% for the nine months ended September 30, 1998 compared to $27.3 million with a cost of 8.11% for the nine months ended September 30, 1997. This decline in the cost of borrowings is reflective of the higher proportional average balance of the warehouse lines of credit to the average balance of the subordinated debt during the nine months ended September 30, 1998.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

     Net interest income before provision for loan losses for the three months ended September 30, 1998 was $4.6 million compared to $2.6 million for the three months ended September 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $492.4 million with a yield of 9.40% for the three months ended September 30, 1998 compared to $239.0 million with a yield of 9.53% for the three months ended September 30, 1997. Average interest-bearing liabilities increased to $451.0 million with a cost of 6.11% for the three months ended September 30, 1998 compared to $200.4 million with a cost of 6.15% for the three months ended September 30, 1997. The net interest margin increased to 3.75% for the three months ended September 30, 1998 compared to 4.38% for the three months ended September 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 109.18% for the three months ended September 30, 1998 compared to 119.29% for the three months ended September 30, 1997.

     Net interest income before provision for loan losses for the nine months ended September 30, 1998 was $13.2 million compared to $5.1 million for the nine months ended September 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities, an increase in the net interest margin and the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $432.6 million with a yield of 9.57% for the nine months ended September 30, 1998 compared to $176.1 million with a yield of 9.20% for the nine months ended September 30, 1997. Average interest-bearing liabilities increased to $390.4 million with a cost of 6.11% for the nine months ended September 30, 1998 compared to $161.0 million with a cost of 5.88% for the nine months ended September 30, 1997. The net interest margin was 4.07% for the nine months ended September 30, 1998 compared to 3.83% for the nine months ended September 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 110.81% for the nine months ended September 30, 1998 compared to 109.33% for the nine months ended September 30, 1997.

Average Balance Sheets. The following tables set forth certain information
----------------------
relating to the Company for the three month and nine month periods ended September 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                            Three months ended             Three months ended             Nine months ended
                                            September 30, 1998             September 30, 1997             September 30, 1998
                                      -----------------------------  -----------------------------  -----------------------------
                                                                                       (Dollars in thousands)
Assets:                               Average              Average   Average              Average   Average              Average
Interest-earning assets:              Balance   Interest  Yield/Cst  Balance   Interest  Yield/Cst  Balance   Interest  Yield/Cst
                                      --------  --------  ---------  --------  --------  ---------  --------  --------  ---------
 Interest-earning deposits and
  short-term investments              $ 44,497   $   691     6.16%   $ 19,469   $  290      5.96%   $ 43,972   $ 1,889     5.74%
 Investment securities(l)                6,406       106     6.56       9,043      131      5.79       6,534       294     6.02
 Loans receivable, net(2)              396,093     9,551     9.57     195,860    4,781      9.76     339,174    24,914     9.82
 Mortgage-backed securities, net(l)          8         -     0.00           9        -      0.00           9         -     0.00
 Residual assets                        45,386     1,220    10.66      14,644      495     13.52      42,945     3,951    12.30
                                      --------   -------             --------   ------              --------   -------
Total interest-earning assets          492,390    11,568     9.40     239,025    5,697      9.53     432,634    31,048     9.57
                                                 -------                        ------                         -------
Non-interest-earning assets(3)          44,901                         27,771                         42,184
                                      --------                       --------                       --------
    Total assets(3)                   $537,291                       $266,796                       $474,818
                                      ========                       ========                       ========
Liabilities and Equity:
Interest-bearing liabilities:
 Passbook accounts                       4,355        27     2.46    $  4,031       21      2.08    $  4,144        76     2.45
 Money market accounts                   5,226        67     5.09       2,959       22      2.97       3,834       141     4.92
 Checking accounts                      19,295        76     1.56      11,212       70      2.50      18,455       238     1.72
 Certificate accounts                  225,861     3,343     5.87     142,517    2,146      6.02     224,565     9,938     5.92
                                      --------   -------             --------   ------              --------   -------
  Total deposit accounts               254,737     3,513     5.47     160,719    2,259      5.62     250,998    10,393     5.54
 Borrowings                            196,272     3,438     6.95      39,661      821      8.28     139,440     7,452     7.15
                                      --------   -------             --------   ------              --------   -------
  Total interest-bearing liabilities   451,009     6,951     6.11     200,380    3,080      6.15     390,438    17,845     6.11
                                                 -------                        ------                         -------
Non-interest-bearing liabilities(3)     25,877                         27,523                         25,838
                                      --------                       --------                       --------
    Total liabilities(3)               476,886                        227,903                        416,276
Equity(3)                               60,405                         38,893                         58,542
                                      --------                       --------                       --------
 Total liabilities and equity(3)      $537,291                       $266,796                       $474,818
                                      ========                       ========                       ========
Net interest income before
 provision for loan losses                       $ 4,617                        $2,617                         $13,203
                                                 =======                        ======                         =======
Net interest rate spread(4)                                  3.29                           3.38                           3.46
Net interest margin(5)                                       3.75                           4.38                           4.07
Ratio of interest-earning assets
 to interest-bearing liabilities                           109.18%                        119.29%                        110.81%

                                            Nine months ended
                                            September 30, 1997
                                      -----------------------------

Assets:                               Average              Average
Interest-earning assets:              Balance   Interest  Yield/Cst
                                      --------  --------  ---------
 Interest-earning deposits and
  short-term investments              $ 15,387   $   719     6.23%
 Investment securities(l)                8,901       376     5.63
 Loans receivable, net(2)              140,916    10,001     9.46
 Mortgage-backed securities, net(l)          9         -     0.00
 Residual assets                        10,854     1,056    12.97
                                      --------   -------
Total interest-earning assets          176,067    12,152     9.20
                                                 -------
Non-interest-earning assets(3)          19,302
                                      --------
    Total assets(3)                   $195,369
                                      ========
Liabilities and Equity:
Interest-bearing liabilities:
 Passbook accounts                    $  4,027        63     2.09
 Money market accounts                   2,978        67     3.00
 Checking accounts                      10,691       201     2.51
 Certificate accounts                  116,035     5,109     5.87
                                      --------   -------
  Total deposit accounts               133,731     5,440     5.42
 Borrowings                             27,308     1,661     8.11
                                      --------   -------
  Total interest-bearing liabilities   161,039     7,101     5.88
                                                 -------
Non-interest-bearing liabilities(3)     12,439
                                      --------
    Total liabilities(3)               173,478
Equity(3)                               21,891
                                      --------
 Total liabilities and equity(3)      $195,369
                                      ========
Net interest income before
 provision for loan losses                       $ 5,051
                                                 =======
Net interest rate spread(4)                                  3.32
Net interest margin(5)                                       3.83
Ratio of interest-earning assets
 to interest-bearing liabilities                           109.33%

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

Provision for Loan Losses
-------------------------

     The allowance for loan losses is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at September 30, 1998 and 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. Based upon management's analysis, there were provisions for loan losses of $736,000 and $400,000 for the three month periods ended September 30, 1998 and 1997, respectively.

     Provisions for loan losses were $2.4 million for the nine months ended September 30, 1998 compared to $900,000 for the nine months ended September 30, 1997. The increase in provisions was based on charge offs for the nine months ended September 30, 1998 combined with a re-evaluation of the composition of the Company's loan portfolio. (See "Financial Condition")

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended September 30, 1998 totaled $4.9 million, compared to $8.3 million for the quarter ended September 30, 1997. This decrease was attributable to a pre-tax $5.0 million mark-to-market write down of residual assets partially offset by an increase in the level of mortgage financing operations, with loans sold and securitized totaling $476.8 million (including $154.8 million in whole loan sales) during the three months ended September 30, 1998, compared to loans securitized totaling $100.9 million for the three months ended September 30, 1997. The write down of residual assets was directly the result of a decline in interest rates and a corresponding increase in prepayments speeds associated with the 1996-1, 1997-1A and 1B and 1997-2 securitizations which were issued respectively in December 1996, March 1997 and September 1997. At September 30, 1998, the Company utilized prepayment assumptions ranging from 17% to 50%, an estimated loss factor assumption ranging from 1.00% to 2.50% and a weighted average discount rate of 13.5% to value residual assets. The residual asset valuation associated with the 1998-1 securitization completed during the three months ended September 30, 1998 utilized prepayment assumptions of 35% on adjustable rates and a 36.6% ramped CPR on fixed rates, an estimated loss factor assumption of 1%, and a weighted average discount rate of 13.5%. Net gains from mortgage financing operations as a percent of loans sold or securitized (excluding the effect of the $5.0 million write down) was 2.13% for the three months ended September 30, 1998, as compared to 8.27% for the three months ended September 30, 1997. This decrease in percentage reflects current market conditions and prepayment assumptions on residual asset valuations. During the three months ended September 30, 1998, there were no loans sold to FIRSTPLUS of
Dallas, Texas.   Loans originated and purchased totaled $368.3 million for the three months ended September 30, 1998, compared to $194.4 million for the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, net gains from mortgage financing operations totaled $14.8 million compared to $17.4 million for the nine months ended September 30, 1997. This decrease was primarily attributable to the write down on residual assets of $8.5 million for the nine months ended September 30, 1998. This decline was offset by an increase in the level of mortgage financing operations, with loans sold or securitized totaling $961.7 million (including $577.2 million in whole loans sales) during the nine months ended September 30, 1998, compared to loans sold or securitized totaling $277.3 million (including $73.3 million in whole loans sales) for the nine months ended
September 30, 1997.   Net gains from mortgage financing operations as a percent
of loans sold and securitized (excluding the effect of the $8.5 million write down of residual assets) was 2.60% for the nine months ended September 30, 1998 compared to 6.28% for the nine months ended September 30, 1997. This decrease in percentage reflected the effects of the prepayment assumptions used in the securitization of loans completed in 1997 versus 1998 and the percentage of whole loans sales in 1998 of 60.0% compared to whole loan sales in 1997 of 26.4%. For the nine months ended September 30, 1998, $210.5 million of the $961.7 million (or 21.9%) was sold to FIRSTPLUS for a gain of $6.6 million. Loans originated and purchased totaled $930.9 million for the nine months ended September 30, 1998 compared to $435.0 million for the nine months ended September 30, 1997.

Non-Interest Expense
--------------------

     Non-interest expense was $7.1 million for the three months ended September 30, 1998 compared to $4.2 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, non-interest expense was $18.9 million compared to $9.2 million for the nine months ended September 30, 1997. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of mortgage financing operations.

     Compensation and benefits increased to $3.1 million for the three months ended September 30, 1998 from $2.5 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, compensation and benefits were $8.6 million compared to $5.5 million for the nine months ended September 30, 1997. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 343 employees for the three months ended September 30, 1998 compared to 180 employees for the three months ended September 30, 1997. Average number of employees for the nine months ended September 30, 1998 were 302 compared to 163 for the nine months ended September 30, 1997.

     Premises and occupancy expenses increased to $963,000 for the three months ended September 30, 1998 compared to $332,000 for the three months ended September 30, 1997, and were $2.4 million for the nine months ended September 30, 1998 compared to $805,000 for the nine months ended September 30, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating centers in Denver, Colorado, Attleboro, Massachusetts, and San Jose, California, as well as the opening of the new Corporate Headquarters and regional lending center located in Riverside, California, and the relocation of the Florida regional office, the addition of nine low cost retail lending offices in California, the opening of retail bank branches in Riverside and Redlands, California and additional office space for the expansion of the loan servicing operations in March 1998. The Company anticipates that premises and occupancy expense will continue to increase as the Company expands into new retail lending and retail banking offices as evidenced by the opening of a 67 seat national telemarketing center in May, 1998 in Riverside and the Huntington Beach, California branch opening anticipated in the fourth quarter of 1998.

     As a result of the expansion noted, other operating expenses increased as well. Data processing increased to $406,000 for the three months ended September 30, 1998 compared to $229,000 for the three months ended September 30, 1997, and was $1.1 million for the nine months ended September 30, 1998 compared to $524,000 for the nine months ended September 30, 1997. Marketing increased to $788,000 for the three months ended September 30, 1998 compared to $72,000 for the three months ended September 30, 1997, and was $1.8 million for the nine months ended September 30, 1998 compared to $195,000 for the nine months ended September 30, 1997. The increase in marketing reflects an increased emphasis on radio and mail advertising in order to increase demand for mortgage banking operations. Professional services increased to $360,000 for the three months ended September 30, 1998 compared to $111,000 for the three months ended September 30, 1997, and was $1.2 million for the nine months ended September 30, 1998 compared to $243,000 for the nine months ended September 30, 1997. The increase in professional services was partially related to the merger-related costs incurred inconjunction with the FIRSTPLUS transaction. Telephone and other expense increased to $321,000 and $1.1 million, respectively, for the three months ended September 30, 1998 compared to $222,000 and $680,000 for the three months ended September 30, 1997 and were $814,000 and $2.7 million for the nine months ended September 30, 1998 compared to $439,000 and $1.2 million for the nine months ended September 30, 1997.

Income Taxes
------------

     The provision for income taxes decreased to $1.4 million for the three months ended September 30, 1998 compared to $2.8 million for the three months ended September 30, 1997 due to a decrease in income before income tax provision. Income before income tax provision decreased to $3.2 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. The effective tax rate increased to 43.2% for the three months ended September 30, 1998 from 41.7% for the three months ended September 30, 1997 due to $94,000 of non-tax deductible merger-related costs expensed during the quarter.

     The provision for income taxes decreased to $5.0 million for the nine months ended September 30, 1998 compared to $5.5 million for the nine months ended September 30, 1997. Income before income tax provision decreased to $11.6 million for the nine months ended September 30, 1998 compared to $13.2 million for the nine months ended September 30, 1997. The effective tax rate increased to 42.7% for the nine months ended September 30, 1998 compared to 41.6% for the nine months ended September 30, 1997 due to the inclusion of merger-related costs of $300,000 during the period.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

     Total assets decreased to $380.3 million as of September 30, 1998 compared to $411.8 million as of December 31, 1997. This increase was attributable to the decrease in loans held-for-sale during the period ended September 30, 1998 due to a $322.1 million securitization during the quarter ending September 30, 1998. Loans held-for-sale totaled $213.9 million as of September 30, 1998 compared to $272.7 million as of December 31, 1997. Loans held-for-investment decreased to $16.1 million as of September 30, 1998 compared to $29.1 million as of December 31, 1997 due to a whole loan sale and normal loan payment activity.

     Warehouse financing receivable decreased to $1.5 million as of September 30, 1998 compared to $16.6 million as of December 31, 1997. This decline reflects the Company dissolving a joint venture at the end of 1997. The warehouse financing receivable business was started internally during 1998. Current market conditions which are effecting mortgage lenders and tightened credit policies initiated by the Company have caused this portfolio to reflect minimal growth.

     Residual assets and restricted cash increased slightly to $47.9 million and $12.9 million, respectively, as of September 30, 1998 compared to $40.7 million and $12.3 million as of December 31, 1997. This increase reflects the additional residuals from the pre-fund on the 1997-3 securitization during the first quarter and the residual from the 1998-1 securitization during the third quarter offset by the residual asset write down as described previously. Mortgage servicing rights increased as a result of the loan sales with servicing retained to $13.2 million as of September 30, 1998 compared to $8.5 million as of December 31, 1997.

     Cash and cash equivalents were $37.8 million as of September 30, 1998 compared to $11.5 million as of December 31, 1997. Cash and cash equivalents increased by $26.3 million as of September 30, 1998 due to the timing of loan originations and purchases. Premises and equipment increased to $7.0 million as of September 30, 1998 compared to $4.8 million as of December 31, 1997. This increase of $2.2 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which opened in May, 1998. Real estate owned increased to $2.0 million as of September 30, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

     Other assets were $20.5 million as of September 30, 1998 compared to $5.4 million as of December 31, 1997. The increase was due primarily to a $16 million receivable with the cash received on October 1.

     The Company increased its liabilities by increasing deposit accounts to $253.3 million as of September 30, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $230.7 million as of September 30, 1998 compared to $193.8 million as of December 31, 1997.

     The Company decreased FHLB advances and borrowings from $119.2 million at December 31, 1997 to $23.8 million at September 30, 1998 due to the increase in deposit accounts of $41.5 million and a reduction in the loan receivable balance as of September 30, 1998 of $58.8 million due to loans sales.

     Accounts payable and other liabilities increased to $41.7 million as of September 30, 1998 compared to $26.0 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $61.5 million as of September 30, 1998 from $54.8 million as of December 31, 1997 due to the earnings of $6.7 million.

     The Company's non-performing assets increased to $8.6 million as of September 30, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.0 million is due primarily to non-accrual loans with an increase of $2.9 million in one- to-four family residential loans offset by a decrease of $1.4 million in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 2.95% as of September 30, 1998 from 1.76% as of December 31, 1997. Non-performing assets as a percent of total assets increased to 2.27% as of September 30, 1998 from 1.59% as of December 31, 1997. The following table sets forth the non-performing assets at September 30, 1998 and December 31, 1997:

                                                                                 As of           As of
                                                                             September 30,    December 31,
                                                                                 1998             1997
                                                                             -------------    ------------
                                                                                (Dollars in thousands)
Non-accrual loans                                                                 $6,645          $5,126
Foreclosed real estate, net (1)                                                    2,002           1,440
                                                                                  ------          ------
   Total non-performing assets                                                    $8,647          $6,566
                                                                                  ======          ======

Allowance for loan losses as a percent of gross loans receivable(2)                 0.78%           0.88%

Allowance for loan losses as a percent of total non-performing loans(3)            26.35           50.20

Non-performing loans as a percent of gross loans receivable(2)                      2.95            1.76

Non-performing assets as a percent of total assets(4)                               2.27            1.59

_______________
(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for loan losses as of September 30, 1998 of $1.8 million compared to $2.6 million as of December
31, 1997.   The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at September 30, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses. The following table sets forth the activity in the Company's allowance for loan losses for the nine months ended September 30, 1998:

                                             (Dollars in thousands)
Balance as of December 31, 1997                      $2,573
Add:
     Provision for loan losses                        2,366
     Recoveries of previous charge-offs                  68
Less:
     Charge-offs                                      3,256
                                                     ------
Balance as of September 30, 1998                     $1,751
                                                     ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended September 30, 1998, current market conditions have effected the liquidity of numerous mortgage lenders. The Company's warehouse lines of credit as of September 30, 1998 remain at a balance of $275 million with one of the lenders evaluating the possibility of increasing the limit. The lines were paid off as of September 30, 1998. The Company has other sources of funds which continue to lessen the impact of current market conditions on its liquidity. The Company's other primary sources of funds are deposits, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 11.18% and 9.23% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Bank had $30.8 million in deposits maturing within one month as of September 30, 1998. The Bank anticipates that it will retain a portion of these accounts.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (used in) operating activities were $54.9 million and $(159.3) million for the nine months ended September 30, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees), of $930.9 million and $435.0 million, net of proceeds from the sale and securitization of loans held-for-sale of $984.0 million and $287.9 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by (used from) investing activities were $25.2 million and $(15.6) million for the nine months ended September 30, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $37.7 million and $(17.6) million for the nine months ended September 30, 1998 and 1997, respectively.
Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $53.9 million and $174.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Company made repayments on the lines of credit of $86.4 million for the nine months ended September 30, 1998 and were provided funds from these lines of $58.2 million for the nine months ended September 30, 1997. Net deposits increased by $41.5 million and $74.1 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at the period end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures. The Company received net proceeds from the IPO of the Company's Common Stock of $32.5 million as of September 30, 1997.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At September 30, 1998, cash and short-term investments totaled $37.8 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $275 million, of which zero had been drawn upon at September 30, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $13.8 million as of September 30, 1998.

     The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of September 30, 1998, the Bank was considered "adequately capitalized".

     The Bank was in compliance with the minimum capital requirements in effect as of September 30, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of September 30, 1998:

                 Actual    Required      Excess      Actual     Required
                Capital     Capital      Amount      Percent    Percent(a)
                -------    --------      ------      -------    --------
                            (Dollars in thousands)
Tangible        $29,530     $20,079      $9,451       5.88%       1.50%

Core            $29,530     $20,079      $9,451       5.88%       3.00%

Risk-based      $31,129     $29,012      $2,117       8.58%       8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At September 30, 1998, the Bank's ratios were 8.58%, 5.88% and 8.14%, respectively.

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

     Under the framework, the Bank's capital levels at September 30, 1998 do not allow the Bank to accept brokered deposits without the prior approval from the regulators. The Bank had approximately $2.7 million of brokered deposits at September 30, 1998. This is not expected to materially impact the Bank as it has other sources of funds.

     As of September 30, 1998, the Bank had outstanding commitments to originate or purchase mortgage loans of $24.3 million compared to $29.2 million as of December 31, 1997 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of September 30, 1998 compared to the period ended December 31, 1997 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1997 included in the Company's Annual Report on Form 10K.

     Year 2000 Compliance:  As a financial institution operating in multiple
     ---------------------
states, the Company is dependent on computer systems and applications to conduct its business. The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Many of the Company's computer programs that are data sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its financial products and services.

     The Company is activity engaged in, and is currently executing, a comprehensive risk-based plan designed to make its computer systems, applications and facilities Y2K ready. The plan covers five stages including:
(i) awareness, (ii) assessment, (iii) renovation, (iv) validation and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope and established program and management policies. This phase although complete continues to be reviewed. The assessment phase, which entailed an inventory of software, hardware, vendors, material customers, and facilities has been completed. The renovation phase is currently in process and the Company is utilizing internal resources to test all major missions critical systems (deposit, loan and general ledger) which are provided by a service bureau. The renovation process is targeted to be largely completed by December 31, 1998 through the use of internal resources. Inventoried systems have been prioritized. All of the Company's computer hardware and software is being tested, as well as network and telecommunications equipment. Non-compliant systems are being reviewed for replacement. All equipment with date-sensitive operating controls have been identified and are being tested. The Company's mission critical business financial software was Y2K compliant as of May 15, 1998 and compliance testing was completed during the end of September and the beginning of October. This test work is currently in the validation stage but initial results reflected minimal Y2K issues. Another mission critical system is the Federal Reserve software system, this system is scheduled for testing during November 1998. The software uses a combination of methodologies for date fields. Where possible, date fields were expanded to a full eight digits. For those date fields that were retained in a six-digit format, a windowing technique was used. If the last two digits of the date are 00-49, the century is 2000. If the last two digits are 50-99, the century is 1999. The validation phase is using a variety of test strategies, including (but not limited to) testing of internal systems as they relate to each other, as well as testing external interfaces with business partners. Where appropriate, the testing is using an aged environment. Testing of all mission critical systems by simulating various date scenarios is scheduled to be completed by December 31, 1998 with the remainder of systems scheduled to be tested by March 31, 1999. The final phase is implementation, which involves the replacement of the remainder of the hardware and software that is not compliant or requires updates. An institution-wide contingency plan is in process and anticipated to be completed by the first quarter of 1999, with the Y2K issues incorporated as part of the business continuation planning. These plans, which are intended to enable the Company to continue to operate to the extent that it can do so safely, include performing certain processes manually, repairing or obtaining replacement systems, and changing suppliers. The Company believes, however, that due to the widespread nature of the potential Y2K issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding
(1) the Company's internal systems and equipment during the renovation and testing phases of its Y2K program, and (2) the status of third party Y2K readiness.

      To date, the amounts incurred and expensed for developing and implementing the plan have not had a material effect on the Company's operations. The total remaining cost for addressing Y2K compliance of approximately $600,000, which is based upon management's current estimates, is not expected to be material to the Company's operations. All remaining Y2K costs will be funded through operating cash flows and will be funded by reallocating existing resources rather than incurring incremental costs. The Company is initiating communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

     The Company believes that completed modifications and conversions of its internal systems and equipment will allow it to be Y2K compliant in a timely manner. There can be no assurances, however, that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Y2K compliant in a timely manner or that the Company's or third parties contingency plans will mitigate the effects of noncompliance. The Company is a part of a regulated industry which has issued standards for Y2K and is conducting audits to ensure compliance with Y2K guidelines. To date, the Company has satisfied its regulators as to its compliance with Y2K guidelines. The Company believes its most likely worst case scenario is that customers could experience some manual processes or an inability to access their cash immediately. Although, the Company does not believe that this scenario will occur, it is assessing the effect of such scenarios by using current financial data. In the event that these scenarios do occur, the Company does not expect that it would have a material adverse effect on the Company's financial position, liquidity and results of operation.

     The preceding Y2K issue discussion contains various forward-looking statements which represent the Company's belief or expectations regarding future events. When used in the Y2K issue discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the renovation and testing phases of its Y2K program as well as its Y2K contingency plans; its estimated cost of achieving Y2K readiness; and the Company's belief that its internal systems and equipment will be Y2K compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and renovate all data sensitive lines of computer code or to replace embedded computer chips in affected systems and equipment; and the actions of government agencies and other third parties with respect to Y2K problems.

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

         Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of September 30, 1998 or December 31, 1997.


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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
              None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
              None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
              None.

Item 5.   Other Information
          -----------------
              None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) The following exhibits are filed as part of this report:
                3.1 Certificate of Incorporation of Life Financial Corp.*
                3.2 Bylaws of Life Financial Corp.*
               27.0 Financial data schedule (filed herewith).
          (b)  Reports on Form 8-K
___________

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

                                    LIFE FINANCIAL CORPORATION

November 13, 1998                   By:/s/ Daniel L. Perl
-----------------                      -----------------------------------
Date                                Daniel L. Perl
                                    President and Chief
                                    Executive Officer
                                    (principal executive officer)

November 13, 1998                   /s/ Jeffrey L.  Blake
-----------------                   --------------------------------------
Date                                Jeffrey L. Blake
                                    Acting Chief Financial Officer and
                                    Treasurer (principal financial and
                                    accounting officer)