Form 10-K/A
period 1997-12-31
LIFE FINANCIAL CORP
filed 1999-04-15
CIK 1028918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-K/A
(Mark One)
             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $119,140,640 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 17, 1998.

  As of March 17, 1998, the Registrant had 6,546,716 shares outstanding (excluding treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                               INTRODUCTORY NOTE

     This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, as filed by the Registrant on March 30, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of residual assets retained in certain of the Company's 1997 and 1996 securitization transactions. See Note 21 of Notes to Consolidated Financial Statements.


                                     INDEX

                                                                                                           Page
   PART I

Item 1.        Business.................................................................................       1
               Additional Item. Executive Officers of the Registrant....................................      47
Item 2.        Properties...............................................................................      48
Item 3.        Legal Proceedings........................................................................      49
Item 4.        Submission of Matters to a Vote of Security Holders......................................      49

   PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters....................      50
Item 6.        Selected Financial Data..................................................................      50
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....      52
Item 8.        Financial Statements and Supplementary Data..............................................      68
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     108

   PART III

Item 10.       Directors and Executive Officers of the Registrant.......................................     108
Item 11.       Executive Compensation...................................................................     108
Item 12.       Security Ownership of Certain Beneficial Owners and Management...........................     108
Item 13.       Certain Relationships and Related Transactions...........................................     108

   PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     108

SIGNATURES..............................................................................................     110

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

  At December 31, 1997, the Company had consolidated total assets of $397.1 million, total deposits of $211.8 million and total stockholders' equity of $50.9 million. During the year ended December 31, 1997, the Company originated or purchased, through a network of approved correspondents and independent mortgage brokers (the "Originators"), $773.1 million of non-conventional mortgage products, and sold or securitized $510.1 million of such products. The Bank's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Company's headquarters are located at 10540 Magnolia Avenue, Suite B, Riverside, California 92505, and its telephone number at that location is (909) 637-4000.

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

Corporate Structure

  The Company and the Bank consummated the Reorganization in June of 1997 whereby the Bank became a wholly-owned subsidiary of the Company. Management believes that the holding company form of organization provides the Company with more flexibility and a greater ability to compete with other financial services companies in the market place. In addition, due to regulatory capital limitations, the Bank is limited in the amount of investments in residuals resulting from securitizations that it can retain. The Company is not subject to such limitations, and thus will reduce the restrictions on the Bank's regulatory capital by acquiring loans and creating the residuals as part of a securitization.

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

  The following table sets forth for the periods shown the aggregate dollar amounts and the percentage of core products originated or purchased by the Company in each state where 5.0% or more of the loans were originated or purchased during the year ended December 31, 1997:

                                                December 31,                December 31,
                                                   1997                        1996
                                         -------------------------   -----------------------
                                              $            %             $            %
                                         -----------   -----------   ----------   ----------
                                                        (Dollars in thousands)
California............................     $159,385          22.3%     $ 70,196        33.3%
Virginia..............................       42,722           6.0         7,633         3.6
Maryland..............................       39,545           5.5         9,178         4.4
North Carolina........................       38,011           5.3         5,388         2.6
Florida...............................       37,009           5.2        15,557         7.4
Utah..................................       35,735           5.0        25,846        12.3
Colorado..............................       22,013           3.0        15,979         7.6
Other.................................      341,132          47.7        60,910        28.8
                                           --------         -----      --------       -----
  Total...............................     $715,552         100.0%     $210,687       100.0%
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

  The following table sets forth the principal balance of each of the Company's core loan products originated during the periods shown:

                                                                For the Three Months Ended
                                           ----------------------------------------------------------------------
                                           December 31,   March 31,    June 30,      September 30,   December 31,
                                               1996         1997         1997           1997             1997
                                           ------------   ---------   -----------    ------------    ------------
                                                                      (In thousands)
Liberator Series (full documentation)...        $39,465     $39,629      $ 39,589       $ 44,484       $ 63,262
Liberator Series (NINA)(1)..............             --          --         7,803         21,410         26,719
Portfolio Series........................         29,695      49,010        87,815        104,243        231,588
                                                -------     -------      --------       --------       --------
  Total.................................        $69,160     $88,639      $135,207       $170,137       $321,569
                                                =======     =======      ========       ========       ========

--------------
(1) The Company did not originate a material amount of Liberator Series (NINA) loans during the three months ended December 31, 1996 and March 31, 1997.

  The following table sets forth selected information relating to originations of Liberator Series loans during the periods shown:

                                 For the Three    For the Three          For the Three
                                  Months Ended     Months Ended           Months Ended
                                  December 31,      March 31,               June 30,
                                      1996             1997                  1997
                                 --------------   -------------    -------------------------
                                      Full                              Full
                                 Documentation         NINA        Documentation      NINA
                                 --------------   --------------   -------------    --------
                                                       (Dollars in thousands)
Principal balance.............         $39,465          $39,629          $39,589     $7,803
Average principal balance
 per loan.....................              85              100               81        103
Combined weighted
 average initial loan-to-
 value ratio..................            73.4%            72.8%            78.2%      69.0%
Percent of first mortgage
 loans........................            85.4             91.8             88.8      100.0
Property securing loans:
  Owner occupied..............            86.4             77.3             90.5       92.9
  Non-owner occupied..........            13.6             22.7              9.5        7.1
Percentage fixed-rate.........            44.2             35.6             42.4       24.1
Percentage ARMs...............            55.8             64.4             57.6       75.9
Weighted average interest
 rate:
  Fixed-rate..................            11.3             10.8             10.9       11.2
  ARMs........................             9.6              9.1             10.0       10.0



                                      For the Three Months      For the Three Months
                                            Ended                      Ended
                                     September 30, 1997            December 31, 1997
                                  --------------------------  --------------------------
                                      Full                         Full
                                  -------------               --------------
                                  Documentation      NINA      Documentation     NINA
                                  -------------    ---------  --------------   ---------
Principal balance.............          $44,484     $21,410          $63,262     $26,719
Average principal balance
 per loan.....................               91         114               88         118
Combined weighted
 average initial loan-to-
 value ratio..................             77.3%       73.1%            78.2%       74.4%
Percent of first mortgage
 loans........................             87.4        98.5             90.4        99.6
Property securing loans:
  Owner occupied..............             91.5        93.6             94.8        96.5
  Non-owner occupied..........              8.5         6.4              5.2         3.5
Percentage fixed-rate.........             33.4        23.1             42.5        26.7
Percentage ARMs...............             66.6        76.9             57.5        73.3
Weighted average interest
 rate:
  Fixed-rate..................             11.2        11.2             10.3        10.6
  ARMs........................              9.4         9.3              9.4         9.1

  The following table sets forth selected information relating to originations of Portfolio Series loans during the periods shown:

                                            For the         For the         For the         For the          For the
                                         Three Months    Three Months    Three Months     Three Months    Three Months
                                             Ended           Ended           Ended            Ended          Ended
                                         December 31,      March 31,       June 30,      September 30,    December 31,
                                             1996            1997            1997             1997            1997
                                         -------------   -------------   -------------   --------------   -------------
                                                                     (Dollars in thousands)
Principal balance.....................        $29,695         $49,010         $87,815         $104,243        $231,588
Average principal balance per loan....             31              32              33               32              34
Combined weighted average initial
 loan-to-value ratio..................          108.4%          107.7%          110.0%           109.5%          108.4%
Percent of first mortgage loans.......            0.1             0.5             0.1               --             0.2
Property securing loans:
  Owner occupied......................           99.5            99.8           100.0            100.0           100.0
  Non-owner occupied..................            0.5             0.2              --               --              --
Percentage fixed-rate.................           96.3            96.0            98.0             94.5            92.9
Percentage ARMs.......................            3.7             4.0             2.0              5.5             7.1
Weighted average interest rate:
  Fixed-rate..........................           14.1            13.8            14.0             13.8            14.1
  ARMs................................           11.2            10.3            11.3             11.3            11.0

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

                                                                         Junior       Third Party     Mortgage
                                                                     --------------   -----------   -----------
                                                    Correspondents   Correspondents   Originators    Brokers(1)
                                                    --------------   --------------   -----------   -----------
Net Worth(2).....................................     $250,000          $100,000        $50,000          N/A
Years in Business................................          2                2              2             N/A
Warehouse Credit Facility........................         Yes              Yes            No              No
Errors and Omissions Insurance...................    $1.0 million          No             No              No
Number Doing Business with the Company at
 December 31, 1997...............................         133              56             81             950

--------------
(1) Mortgage brokers are those persons who do not meet the specific foregoing criteria but have demonstrated to the Company, or have a reputation for, the ability to originate real estate secured loans and have acceptable credit and finance industry references.

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

  The general criteria currently used by the Company in classifying prospective borrowers of its core loan products are summarized in the charts below.

                     Liberator Series (Full documentation)

                                        "Ax" Risk              "A-" Risk               "B" Risk
                                   --------------------   --------------------   ---------------------
Maximum Loan-to-Value
 Ratio:
  Primary residence.............                  95%                      95%                      80%
  Secondary residence...........                  90%                      90%                      70%
  Investor property.............                  90%                      85%                      70%
  Home equity line of
   credit.......................                  90%                      90%                      80%
  Debt Service to Income
   Ratio........................               42-50%                   42-50%                   50-55%

Mortgage Credit.................   Maximum one 30-day       Maximum two 30-          Maximum four 30-
                                   late payment in the      day late payments in     day late payments
                                   last 12 months           the last 12 months       and/or one 60-day
                                                                                     late payment in the
                                                                                     last 12 months


Installment Credit..............   Maximum one 30-day       No more than 30          No more than 60
                                   late payment in the      days late in last 12     days late on any
                                   last 12 months;          months; overall good     account in last 12
                                   maximum two 30-day       credit; maximum 25%      months; overall
                                   late payments in the     of credit accounts       average credit
                                   last 24 months           delinquent in last 24
                                                            months

Revolving Credit................   Maximum two 30-          No more than 30          No more than 60
                                   day late payments in     days late in last 12     days late on any
                                   the last 12 months;      months; isolated 60-     account in last 12
                                   maximum three 30-        day late payment         months; isolated
                                   day late payments in     allowed with             minor 90-day late
                                   last 24 months           compensating factors;    payment allowed with
                                                            maximum 25%              compensating factors
                                                            of credit accounts
                                                            delinquent in last 24
                                                            months

Bankruptcy Filings..............   No bankruptcy in last    No bankruptcy in last    No bankruptcy in last
                                   36 months                24 months                18 months


Minimum Credit Score............                 670/650                      620                      550

                                       "C" Risk                  "CX" Risk
                                   --------------------     --------------------
Maximum Loan-to-Value
Ratio:
  Primary residence.............                 75%                      65%
  Secondary residence...........                 70%                      65%
  Investor property.............                 70%                      65%
  Home equity line of
   credit.......................                 --                       --
  Debt Service to Income
   Ratio........................              50-60%                      60%

Mortgage Credit.................   Maximum six 30-day       Currently delinquent
                                   late payments, two
                                   60-day late payments
                                   and/or one 90-day
                                   late payment in last
                                   12 months

Installment Credit..............   No more than 90          Sporadic payment
                                   days late on any         pattern; apparent
                                   account in last 12       disregard toward
                                   months; overall fair     timely payments or
                                   credit                   credit standing



Revolving Credit................   No more than 90          Sporadic payment
                                   days late on any         pattern; apparent
                                   account in last 12       disregard toward
                                   months; isolated late    timely payments or
                                   payment over 90 days     credit standing
                                   allowed with
                                   compensating factors



Bankruptcy Filings..............   No bankruptcy in last    Discharged within 12
                                   12 months                months preceding
                                                            application; current
                                                            Chapter 13 or
                                                            foreclosure
                                                            acceptable when paid
                                                            in full or cured from
                                                            loan proceeds

Minimum Credit Score............                   500      greater than 500

                            Liberator Series (NINA)

                                       "Ax" Risk               "A-" Risk               "B" Risk
                                -------------------------   ----------------------   -----------------------
Loan-to-Value Ratio:
  Primary residence..........                 90%(1)                      75%                       70%
  Secondary residence........                 75%                         70%                       65%
  Investor property..........                 75%                         70%                       65%

Mortgage Credit..............   Maximum one 30-day          Maximum two 30-          Maximum four 30-
                                late payment in the         day late payments in     day late payments
                                last 12 months; no 30       the last 12 months       and/or one 60-day
                                days late payments in                                late payment in the
                                last 24 months for                                   last 12 months
                                90%

Installment Credit...........   Maximum one 30-day          No more than 30          No more than 60
                                late payment in the         days late in last 12     days late on any
                                last 12 months;             months; overall good     account within last 12
                                maximum two 30-day          credit; maximum          months; overall
                                late payments in the        25% of credit            average credit
                                last 24 months; no 30       accounts delinquent
                                days late payments in       in last 24 months
                                last 12 months for
                                90%

Revolving Credit.............   Maximum two 30-             No more than 30          No more than 60
                                day late payments in        days late in last 12     days late on any
                                the last 12 months;         months, isolated 60-     account in last 12
                                maximum three 30-           day late payment         months; isolated
                                day late payments in        allowed with             minor 90-day late
                                last 24 months; no 30       compensating factors;    payment allowed with
                                days late payments in       maximum 25% of           compensating factors
                                last 24 months for          credit accounts
                                90%                         delinquent in last 24
                                                            months

Bankruptcy Filings...........   No bankruptcy in last       No bankruptcy in last    No bankruptcy within
                                36 months, none in          24 months                last 18 months
                                last 7 years for 90%
                                LTV

Minimum Credit Score.........             670/650                         620                       550

                                      "C" Risk                "CX" Risk
                                ----------------------   ----------------------
Loan-to-Value Ratio:
  Primary residence..........                 70%                      65%
  Secondary residence........                 65%                      60%
  Investor property..........                 65%                      60%

Mortgage Credit..............   Maximum six 30-day       Currently delinquent
                                late payments, two
                                60-day late payments
                                and/or one 90-day
                                late payment in last
                                12 months

Installment Credit...........   No more than 90          Sporadic payment
                                days late on any         patterns; apparent
                                account in last 12       disregard toward
                                months; overall fair     timely payments or
                                credit                   credit standing

Revolving Credit.............   No more than 90          Sporadic payment
                                days late on any         patterns; apparent
                                account in last 12       disregard toward
                                months; isolated late    timely payments or
                                payment over 90 days     credit standing
                                allowed with
                                compensating factors

Bankruptcy Filings...........   No bankruptcy in last    Discharged within 12
                                12 months                months preceding
                                                         application; current
                                                         Chapter 13 or
                                                         foreclosure
                                                         acceptable when paid
                                                         in full or cured from
                                                         loan proceeds

Minimum Credit Score.........                 500        greater than 500

--------------
(1) Purchase or rate term only, A+ credit required, credit score minimum of 670; all others maximum LTV at 80%.

                                PORTFOLIO SERIES

                                                                   "A+" Risk             "AX" Risk             "A-" Risk
                                                              ---------------------   ---------------------   ---------------------
Loan-to-Value Ratio:
 100% Second Mortgage......................................                    100%                    100%                    100%
 125% Second Mortgage......................................                    125%                    135%                    135%
 100% Home Equity Line of Credit...........................                    100%                    100%                    100%

Debt Service to Income Ratio: 100% Second Mortgage.........                  45-50%                  45-50%                  45-50%
 125% Second Mortgage......................................                  45-50%                  45-50%                  45-50%
 100% Home Equity Line of Credit...........................                  45-50%                  45-50%                  45-50%

Mortgage History:
 100% Second Mortgage......................................   No 30-day late          No 30-day late          No 30-day late
                                                              payments in last 36     payments in last 36     payments in last 12
                                                              months                  months                  months; one 30-day
                                                                                                              late payment in last
                                                                                                              24 months
 125% Second Mortgage......................................   No 30-day late          No 30-day late          No 30-day late
                                                              payments in last 36     payments in last 36     payments in last 24
                                                              months                  months                  months
 100% Home Equity Line of Credit...........................   No 30-day late          No 30-day late          No 30-day late
                                                              payments in last 36     payments in last 36     payments in last 12
                                                              months                  months                  months; one 30-day
                                                                                                              late payment in last
                                                                                                              24 months

Bankruptcy Filings:
 100% Second Mortgage......................................   None in last 5 years    None in last 5 years    None in last 3 years
 125% Second Mortgage......................................   None in last 5 years    None in last 5 years    None in last 3 years
 100% Home Equity Line of Credit...........................   None in last 5 years    None in last 5 years    None in last 3 years

Minimum Credit Score:
 100% Second Mortgage......................................                    700                     670                     640
 125% Second Mortgage......................................                    700                     670                     640
 100% Home Equity Line of Credit...........................                    700                     670                     640

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


                                      For the Three Months Ended                     For the Three Months Ended
                                          December 31, 1996                                March 31, 1997
                             --------------------------------------------   --------------------------------------------
                                                  Weighted                                       Weighted
                                                   Average      Weighted                          Average      Weighted
       Product/Risk                      % of     Interest       Average               % of      Interest       Average
     Classifications           Volume   Total      Rate(1)      Margin(2)    Volume    Total     Rate(1)      Margin(2)
--------------------------    -------   ------   -----------   -----------   -------   ------    ----------   -----------
                                                              (Dollars in thousands)
Liberator Series (Full
 documentation)
Ax........................   $18,925    48.0%       9.94%         5.24%     $17,159    43.3%       9.35%         5.11%
A-........................     8,790    22.3       10.16          5.52        9,241    23.3        9.85          5.52
                             -------   -----                                -------   -----
  Total A- or better......    27,715    70.3          --            --       26,400    66.6          --            --
                             -------   -----                                -------   -----

B.........................     6,806    17.2       10.26          5.33        7,992    20.2        9.39          4.91
C.........................     2,026     5.1       11.16          5.68        2,555     6.4       10.98          5.77
Cx........................     2,918     7.4       13.07          7.06        2,682     6.8       11.74          6.62
                             -------   -----                                -------   -----
  Total...................   $39,465   100.0%      10.34          5.46      $39,629   100.0%       9.74          5.31
                             =======   =====                                =======   =====
Portfolio Series
A+........................   $ 2,669     9.0%      13.58          2.50      $ 9,980    20.4%      13.22          1.74
Ax........................    14,452    48.7       13.87          2.18       18,733    38.2       13.53          1.83
A-........................     9,866    33.2       14.35          3.24       15,193    31.0       14.05          3.27
                             -------   -----                                -------   -----
  Total A- or better......    26,987      .9          --            --       43,906    89.6          --            --
                             -------   -----                                -------   -----
B+........................     2,708     9.1       14.10          3.73        5,104    10.4       14.07          2.70
                             -------   -----                                -------   -----
  Total...................   $29,695   100.0%      14.03          2.74      $49,010   100.0%      13.68          2.32
                             =======   =====                                =======   =====

                                                  (Continued on following page.)


                                                For the Three Months Ended                     For the Three Months Ended
                                                    June 30, 1997                                September 30, 1997
                                       --------------------------------------------   --------------------------------------------
                                                            Weighted                                       Weighted
                                                             Average      Weighted                          Average      Weighted
       Product/Risk                                % of     Interest       Average               % of      Interest       Average
     Classifications                    Volume   Total      Rate(1)      Margin(2)    Volume    Total     Rate(1)      Margin(2)
--------------------------              -------  ------   -----------   -----------   -------   ------    ----------   -----------
                                                                   (Dollars in thousands)
Liberator Series (Full documentation)
A+..................................   $    47     0.1%      12.38%         7.00%      $    120     0.3%       9.67%         4.63%
Ax..................................    18,778    47.4        9.88          5.47         15,797    35.5        9.48          5.77
A-..................................     9,663    24.4       10.03          6.05         16,059    36.1        9.76          6.17
                                       -------   -----                                 --------   -----
  Total A- or better................    28,488    71.9          --            --         31,976    71.9          --            --
                                       -------   -----                                 --------   -----
B+..................................       119     0.3        9.75            --             24     0.1       13.75            --
B...................................     4,303    10.9       10.82          6.06          5,911    13.3       10.31          6.32
C...................................     2,776     7.0       11.48          6.53          3,297     7.4       10.64          6.41
Cx..................................     3,903     9.9       12.59          8.15          3,276     7.3       12.18          7.28
                                       -------   -----                                 --------   -----
  Totals............................   $39,589   100.0%      10.40          6.08       $ 44,484   100.0%       9.98          6.14
                                       =======   =====                                 ========   =====
Liberator Series (NINA)(3)
Ax..................................   $ 3,772    48.3%       9.56          5.33       $ 13,789    64.4%       9.20          5.54
A-..................................     2,325    29.8       10.14          6.05          3,188    14.9        9.81          6.30
                                       -------   -----                                 --------   -----
  Total A- or better................     6,097    78.1          --            --         16,977    79.3          --            --
                                       -------   -----                                 --------   -----
B...................................     1,102    14.1       11.78          6.35          2,088     9.7       10.20          5.97
C...................................       332     4.3       12.27          6.83            592     2.8       11.09          7.07
Cx..................................       272     3.5       12.49          6.92          1,753     8.2       12.72          6.43
                                       -------   -----                                 --------   -----
  Totals............................   $ 7,803   100.0%      10.27          5.82       $ 21,410   100.0%       9.73          5.77
                                       =======   =====                                 ========   =====
Portfolio Series
A+..................................   $19,086    21.7%      13.30          8.02       $ 23,250    22.3%      12.98          5.79
Ax..................................    27,954    31.8       13.85          6.50         31,914    30.6       13.49          6.50
A-..................................    31,234    35.6       14.28          7.22         38,521    37.0       14.00          6.99
                                       -------   -----                                 --------   -----
  Total A- or better................    78,274    89.1          --            --         93,685    89.9          --            --
                                       -------   -----                                 --------   -----
B+..................................     9,435    10.8       14.69          7.18         10,472    10.0       14.38          7.51
B...................................       106     0.1       13.99            --             86     0.1       12.27          6.88
                                       -------   -----                                 --------   -----
  Total.............................   $87,815   100.0%      13.98          7.38       $104,243   100.0%      13.66          6.64
                                       =======   =====                                 ========   =====

                                                  For the Three Months Ended
                                                      December 31, 1997
                                         --------------------------------------------
                                                               Weighted
                                                               Average      Weighted
       Product/Risk                                  % of     Interest       Average
     Classifications                       Volume   Total      Rate(1)      Margin(2)
--------------------------                -------   ------   -----------   -----------
                                                   (Dollars in thousands)

Liberator Series (Full documentation)
A+........................................  $    797     1.3%       9.07%         5.13%
Ax........................................    29,972    47.4        9.26          2.82
A-........................................    17,525    27.7        9.59          3.79
                                            --------   -----
  Total A- or better......................    48,294    76.4          --            --
                                            --------   -----
B+........................................        --      --          --            --
B.........................................     7,217    11.4       10.31          3.22
C.........................................     2,601     4.1       10.98          3.57
Cx........................................     5,150     8.1       12.50          5.66
                                            --------   -----
  Totals..................................  $ 63,262   100.0%       9.81          3.42
                                            ========   =====
Liberator Series (NINA)(3)
Ax........................................  $ 20,843    78.0        9.14          5.44
A-........................................     2,947    11.0        9.89          6.14
                                            --------   -----
  Total A- or better......................    23,790    89.0          --            --
                                            --------   -----
B.........................................     1,135     4.3       10.71          6.72
C.........................................       985     3.7       11.20          6.86
Cx........................................       809     3.0       12.23          7.66
                                            --------   -----
  Totals..................................  $ 26,719   100.0%       9.46          5.63
                                            ========   =====
Portfolio Series
A+........................................  $ 49,461    21.3       13.03          4.12
Ax........................................    92,605    40.0       13.79          5.15
A-........................................    76,164    32.9       14.37          5.97
                                            --------   -----
  Total A- or better......................   218,230    94.2          --            --
                                            --------   -----
B+........................................    13,156     5.7       14.11          6.40
B.........................................       202     0.1       12.88          3.38
                                            --------   -----
  Total...................................  $231,588   100.0%      13.84          5.31
                                            ========   =====

--------------
(1) Weighted average interest rate includes both ARM loan products and fixed rate loan products.

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

                                                                             Level of Approval
                                          ----------------------------------------------------------------------------------
                                                                                                            Loan Committee
                                             One Staff           Two Staff                Loan                and Board of
             Type of Loan                   Underwriter        Underwriters             Committee             Directors
---------------------------------------   ---------------   -------------------   ---------------------   ------------------
Mortgage loans held for sale...........         --             $1.0 million                --               More than $1.0
                                                                or less(1)                                     million

Mortgage loans held for investment.....         --           $250,000 or less      More than $250,000      $550,000 or more
                                                                                   but less than
                                                                                   $550,000

Other loans............................   Personal loans    All other loans       All other loans more    All other loans in
                                          secured by Bank   $25,000 or less       than $25,000 but less   excess of $50,000
                                          deposits                                than $50,000

--------------
(1) Loans in excess of $500,000 require approval by an executive officer in addition to approval by two underwriters.

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


Loan Sales and Asset Securitizations

  Loans are sold by the Company through securitizations and whole loan sales. With the exception of customary provisions relating to breaches of representations and warranties, loans securitized or sold by the Company are sold without recourse to the Company and generally are sold with servicing retained. For the years ended December 31, 1997, 1996 and 1995, the Company sold $94.7 million, $154.6 million, and $126.9 million in loans, respectively. For the years ended December 31, 1997 and 1996, the Company securitized $415.4 million and $51.9 million, respectively. No loans were securitized for the year ended December 31, 1995.

  In a securitization, the Company will generally transfer a pool of loans to a trust with the Company retaining the excess cash flows, known as residuals, from the securitization which consist of the difference between the interest rate of the mortgages and the coupon rate of the securities after adjustment for servicing and other costs such as trustee fees and credit enhancement fees. The cash generally will be used to repay advances on lines of credit used to finance the pool of loans that were acquired by the Company. Generally, the holders of the securities from the asset securitization are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance. The residual asset represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. The Company recognizes gain on sale of the loans in the securitization, which represents the excess of the estimated fair value of the residuals, net of closing and underwriting costs, less the allocated cost basis of the loans sold in the fiscal quarter in which such loans are sold. Management believes that it has made reasonable estimates of the fair value of the residual interests on its balance sheets. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded value of these residual interests are amortized as cash distributions are received from the trust holding the respective loan pool and are marked to market on a quarterly basis. The fair values of such residuals are based in part on market interest rates and projected loan prepayment and credit loss rates. Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses of these or similar securities may require the Company to write down the value of such residuals and result in a material adverse effect on the Company's results of operations and financial condition. During the year ended December 31, 1997, the Company revalued the 1997-1 residual and recorded a pre-tax unrealized loss of $966,000 due to higher-than-expected prepayment speeds. The Company is not aware of an active market for the residuals. No assurance can be given that the residuals could in fact be sold at their carrying value, if at all.

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

  The Company has completed four securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997 and one during the fourth quarter of 1997 --- See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Statements". The characteristics and results of these securitizations are as follows:

                                            1996-1                        1997-1A                             1997-1B
                                 ----------------------------   ----------------------------   ------------------------------------
Type of loan securitized......   Fixed Rate Liberator           Adjustable Rate                Fixed Rate Liberator
                                 Series and Portfolio Series    Liberator Series               Series and Portfolio Series
Weighted average coupon........  13.32%                         9.45%                          13.02%
Amount of certificates issued..  $55.0 million                  $38.5 million                  $61.5 million
Pass-through rate..............  6.95%                          1 month LIBOR plus 21 bp       7.49%
Amount of loans
 Securitized...................  $55.0 million                  $38.5 million                  $61.5 million
Credit enhancement.............  MBIA Insurance                 MBIA Insurance                 MBIA Insurance
                                 Corporation                    Corporation                    Corporation
Initial funding of reserve
 accounts......................  $1.6 million                   $    941,000                   $3.1 million
Required reserve level to be
 funded........................  9.0% of original               5.5% of original               10.6% of original
                                 outstanding balance of         outstanding balance of         outstanding balance of
                                 loans                          loans                          loans
Gain on sale of loans..........  $1.4 million (7)               $1.6 million(1) (7)            $1.6 million(1) (7)
Gain on sale of loans as a
 percent of loans sold.........  2.55% (7)                      1.60%(1) (7)                   1.60%(1) (7)
Estimated prepayment speed.....  17.0% H.E.P. (2)               25.0% C.P.R. (2)(3)            17.0% H.E.P.
Discount factor................  13.5%                          13.5%                          13.5%
Annual estimated loss
 assumption....................  1.5%                           0.5%                           0.5% of Liberator Series
                                                                                               loans; 1.5% of Portfolio Series loans
Servicing fees.................  0.50% for the first six        0.65% for the first            1.00% on fixed rate loans sold
                                 months and 1.00% thereafter    twelve months and 1.00%
                                                                thereafter
Rating.........................  AAA/Aaa (S&P/Moody's)          AAA/Aaa (S&P/Moody's)          AAA/Aaa (S&P/Moody's)

                                                1997-2                         1997-3
                                    ------------------------------   ---------------------------
Type of loan securitized.......     Fixed Rate Portfolio             Fixed Rate
                                    Series                           Portfolio Series
Weighted average coupon........     13.64%                           13.86%
Amount of certificates issued..     $123.8 million                   $187.5 million
Pass-through rate..............     7.12%(4)                          7.62%
Amount of loans
 Securitized...................     $125.0 million                   $187.4 million
Credit enhancement.............     Loan overcollateralization       Loan overcollateralization

Initial funding of reserve
 accounts......................     $1.3 million                     None
Required reserve level to be
 funded........................     7.0% of original                 6.3% of original
                                    outstanding                      outstanding
                                    balance of loans                 balance of loans
Gain on sale of loans..........     $10.8 million                    $10.0 million
Gain on sale of loans as a
 percent of loans sold.........     8.64%                            5.34%
Estimated prepayment speed.....     12.0% H.E.P.                     14.0% H.E.P.
Discount factor................     13.5%                            13.5%
Annual estimated loss
 assumption....................     2.0%                             2.5%

Servicing fees.................     1.00%                            1.00%


Rating.........................     (5)                              (6)

--------------
(1) The combined gain on sales of loans for 1997-1A and 1997-1B was $1.6 million. The percentages are based on the combined 1997-1A and 1997-1B securitizations.

(2) Home Equity Prepayment ("H.E.P.") and Constant Prepayment Rate ("C.P.R.") are methods of estimating prepayment speeds.

(3) This prepayment assumption was revised during the third quarter of 1997 to 60.0% C.P.R. resulting in an unrealized loss to the Company of $966,000.

(4) Weighted average rate.

(5) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/A2, the Class M-2 Notes were rated A/A2 and the Class B notes were rated BBB/Baa3.

(6) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/Aa2, the Class M-2 Notes were rated A/A2 and the Class B Notes were rated BBB/Baa2.

(7) As restated, see Note 21 of Notes to Consolidated Financial Statements

  The following table presents the actual loss and prepayment history as of December 31, 1997 for the securitizations conducted by the Company, except for the 1997-3 securitization, which was completed during December 1997 and for which meaningful data was not available as of that date:

                                                                      1996-1       1997-1A       1997-1B       1997-2
                                                                    ----------   -----------   -----------   ----------
  Lifetime actual loss percentage................................        0.75%          -- %         0.43%        0.08%
  Lifetime prepayments as a percentage of loans securitized
    annualized...................................................       14.45         43.72          8.18         5.53

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


Historical and Local Lending Portfolio

  The Company's portfolio of loans held for investment (the "historical loan portfolio") was primarily originated prior to 1994. Such loans generally consist of adjustable rate one- to four-family loans and adjustable rate multi-family and commercial real estate loans. The Company's gross historical loan portfolio has decreased in size from $48.0 million at December 31, 1994 to $31.7 million at December 31, 1997. The largest loan in the Company's held for investment portfolio at December 31, 1997 was $582,000 secured by a hotel located in San Bernardino, California. At December 31, 1997, substantially all of the Company's historical loan portfolio was secured by properties located in California. For a discussion of loss experience on the historical and local lending portfolio, see "--Lending Overview--Allowance for Loan Losses" and "--Non-Accrual and Past Due Loans."


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

  Credit Quality of Servicing Portfolio. The following table illustrates the Company's delinquency and default experience with respect to its loan servicing portfolio:

                                                                        At December 31,
                              -------------------------------------------------------------------------------------------------
                                                   1997                                              1996
                              -----------------------------------------------   -----------------------------------------------
                                Number                                            Number
                                  of         % of                     % of          of         % of                     % of
                                Loans/       Loans     Principal   Servicing      Loans/       Loans     Principal   Servicing
                              Properties   Serviced     Balance    Portfolio    Properties   Serviced     Balance    Portfolio
                              ----------   ---------   ---------  ----------    ----------   ---------   ---------   ----------
                                                                                       (dollars in thousands)
Delinquency percentage(1)(2)
  30-59 days................         282       1.46%    $  9,356        1.12%           10       0.26%    $    860        0.36%
  60-89 days................         148       0.76        3,664        0.44            --         --           --          --
  90 days and over..........         333       1.72        3,128        0.38             3       0.08          143        0.06
                                  ------       ----     --------        ----         -----       ----     --------        ----
  Total delinquency.........         763       3.94%    $ 16,148        1.94%           13       0.34%    $  1,003        0.42%
                                  ======       ====     ========        ====         =====       ====     ========        ====
Default percentage(3)
  Foreclosure...............          52       0.27%    $  6,269        0.75%           56       1.48%    $  6,279        2.64%
  Bankruptcy................          49       0.25        2,814        0.34             9       0.24          778        0.33
  Real estate owned(4)......          33       0.17        3,509        0.42             9       0.24        1,197        0.50
                                  ------       ----     --------        ----         -----       ----     --------        ----
  Total default.............         134       0.69%    $ 12,592        1.51%           74       1.96%    $  8,254        3.47%
                                  ======       ====     ========        ====         =====       ====     ========        ====
Total servicing portfolio...      19,359                $832,393                     3,781                $237,958
                                  ======                ========                     =====                ========


                                             At December 31,
                              -------------------------------------------------
                                                   1995
                              -------------------------------------------------
                                Number
                                 of         % of                     % of
                                Loans/      Loans      Principal   Servicing
                              Properties   Serviced     Balance    Portfolio
                              ----------   ---------   ---------  ----------
                                          (dollars in thousands)
Delinquency percentage(1)(2)
  30-59 days................         22      0.74%       $  2,118      0.83%
  60-89 days................          9      0.30             482      0.19
  90 days and over..........         10      0.33             762      0.30
                                  -----      ----        --------      ----
  Total delinquency.........         41      1.37%       $  3,362      1.32%
                                  =====      ====        ========      ====
Default percentage(3)
  Foreclosure...............          7      0.23%       $    793      0.32%
  Bankruptcy................          2      0.07             288      0.11
  Real estate owned(4)......          8      0.27           1,221      0.48
                                  -----      ----        --------      ----
  Total default.............         17      0.57%       $  2,302      0.91%
                                  =====      ====        ========      ====
Total servicing portfolio...      2,986                  $253,711
                                  =====                  ========

--------------
(1) The delinquency percentage represents the number and outstanding principal balance of loans for which payments are contractually past due, exclusive of loans in foreclosure, bankruptcy, real estate owned or forbearance.

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

                                                                          At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  1997                   1996               1995                 1994                  1993
                          ---------------------  ------------------  --------------------  -------------------   -------------------
                                      Percent              Percent              Percent              Percent               Percent
                                        of                   of                   of                    of                    of
                            Amount     Total     Amount     Total     Amount     Total     Amount     Total      Amount     Total
                          ----------  --------  ---------  --------  ---------  --------  --------   --------   --------   --------
                                                                   (Dollars in thousands)
Real estate(1):
 Residential:
  One- to four-
   family...............   $278,205     89.02%   $54,275     78.67%   $54,007     84.04%   $53,755     82.62%   $55,841     83.01%
  Multi-family..........     10,653      3.41      4,752      6.89      2,412      3.75      2,685      4.12      2,296      3.41
 Commercial.............     16,763      5.36      9,659     14.00      7,522     11.71      8,131     12.50      8,389     12.47
Other loans:
 Loans secured by
  deposit accounts......        165      0.05        177      0.25        186      0.29        213      0.33        396      0.59
 Unsecured commercial
  loans.................         63      0.02         67      0.10         70      0.11        197      0.30        190      0.28
 Unsecured consumer
  loans.................      6,675      2.14         65      0.09         63      0.10         84      0.13        162      0.24
                           --------    ------    -------    ------    -------    ------    -------    ------    -------    ------
    Total gross
     loans..............    312,524    100.00%    68,995    100.00%    64,260    100.00%    65,065    100.00%    67,274    100.00%
                           --------    ======    -------    ======    -------    ======    -------    ======    -------    ======
Less (plus):
 Deferred loan
  origination (costs)
  fees and (premiums)
  discounts.............     (8,393)                (543)                (298)                  56                  109
 Allowance for
  estimated loan
  losses................      2,573                1,625                1,177                  832                  436
                           --------              -------              -------              -------              -------
    Loans
     receivable, net....   $318,344              $67,913              $63,381              $64,177              $66,729
                           ========              =======              =======              =======              =======

--------------
(1) Includes second trust deeds.

  Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1997. There were $280.9 million of loans held for sale, gross, at December 31, 1997. The table does not reflect prepayment assumptions.

                                                                        At December 31, 1997
                                                  ------------------------------------------------------------------
                                                    One- to                                                Total
                                                     Four-         Multi-                     Other        Loans
                                                     Family        Family     Commercial      Loans      Receivable
                                                  ------------   ----------   -----------    --------   ------------
                                                                       (Dollars in thousands)
Amounts due:
 One year or less..............................      $ 17,675       $    --       $   310     $  248      $ 18,233
 After one year:
  More than one year to three years............         1,025            61         1,359        455         2,900
  More than three years to five years..........           475           503         4,674      2,496         8,148
  More than five years to 10 years.............         1,388         2,383         3,166      3,577        10,514
  More than 10 years to 20 years...............        63,566         2,696         1,063         --        67,325
  More than 20 years...........................       194,076         5,010         6,191        127       205,404
                                                     --------       -------       -------     ------      --------
     Total amount due..........................       278,205        10,653        16,763      6,903       312,524
                                                     --------       -------       -------     ------      --------
 Less (plus):
  Unamortized discounts (premiums), net........        (6,813)           --            --         --        (6,813)
  Deferred loan origination fees (costs).......        (1,849)          121           148         --        (1,580)
  Allowance for estimated loan losses..........         1,206            66           150      1,151         2,573
                                                     --------       -------       -------     ------      --------
     Total loans, net..........................       285,661        10,466        16,465      5,752       318,344
                                                     --------       -------       -------     ------      --------
  Loans held for sale, net.....................       264,954         8,513        10,601      5,200       289,268
                                                     --------       -------       -------     ------      --------
  Loans held for investment, net...............      $ 20,707       $ 1,953       $ 5,864     $  552      $ 29,076
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


                                             Due After December 31, 1998
                                       ---------------------------------------
                                          Fixed      Adjustable       Total
                                       -----------   -----------   -----------
                                               (Dollars in thousands)
  Real estate loans:
    Residential:
     One- to four-family.............     $112,369      $148,161      $260,530
     Multi-family....................        4,711         5,942        10,653
    Commercial.......................        6,435        10,018        16,453
    Other loans......................        6,655            --         6,655
                                          --------      --------      --------
        Total gross loans receivable.     $130,170      $164,121      $294,291
                                          ========      ========      ========

  The following tables set forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                               For the Year Ended December 31,
                                             ----------------------------------
                                                1997        1996         1995
                                             ----------   ---------  ----------
                                                     (Dollars in thousands)
  Gross loans(1):
  Beginning balance........................    $ 68,995    $ 64,260    $ 65,065
    Loans originated:
     One- to four-family(2)................     341,294     100,745      38,259
     Multi-family..........................      18,019       2,976          --
     Commercial............................      13,631       7,172          --
     Other loans...........................         837         126         358
                                               --------    --------    --------
        Total loans originated.............     373,781     111,019      38,617
    Loans purchased(3).....................     399,326     111,534      96,155
                                               --------    --------    --------
     Total loans originated and purchased..     773,107     222,553     134,772
                                               --------    --------    --------
        Total..............................     842,102     286,813     199,837
  Less:
    Principal repayments...................      17,289       9,184       6,719
    Sales of loans.........................      94,705     154,620     126,875
    Securitizations of loans...............     415,350      51,944          --
    Transfer to REO........................       2,234       2,070       1,983
                                               --------    --------    --------
        Total loans........................     312,524      68,995      64,260
    Loans held for sale....................     280,859      30,454      21,397
                                               --------    --------    --------
  Ending balance loans held for investment.    $ 31,665    $ 38,541    $ 42,863
                                               ========    ========    ========
--------------
(1)  Gross loans includes loans held for investment and loans held for sale.

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

                                                                At December 31, 1997
                       -------------------------------------------------------------------------------------------------------
                                                                                              Total Substandard, Doubtful
                                    Loans                                REO                          and Loss Assets
                       --------------------------------   ---------------------------------   --------------------------------
                        Gross       Net       Number of    Gross       Net       Number of     Gross       Net       Number of
                       Balance   Balance(1)     Loans     Balance   Balance(1)   Properties   Balance   Balance(1)    Assets
                       -------   ----------   ---------   -------   ----------   ----------   -------   ----------   ---------
                                                               (Dollars in thousands)
Residential:
 One- to four-
  family............    $4,831    $4,660             45    $1,471    $1,471              16    $6,302    $6,131             61
 Multi-family.......        --        --             --        48        48               1        48        48              1
Commercial..........       131       131              1        --        --              --       131       131              1
Other loans.........     1,084     1,084            288        --        --              --     1,084     1,084            288
                        ------    ------            ---    ------    ------              --    ------    ------            ---
  Total loans.......    $6,046    $5,875            334    $1,519    $1,519              17    $7,565    $7,394            351
                        ======    ======            ===    ======    ======              ==    ======    ======            ===

--------------
(1) Net balances are reduced for specific loss allowances established against substandard loans and real estate.

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

                                                                                     At December 31,
                                                                     -----------------------------------------------
                                                                      1997      1996      1995      1994      1993
                                                                     -------   -------   -------   -------   -------
                                                                                 (Dollars in thousands)
Non-accrual loans:
 Residential real estate:
  One- to four-family.............................................   $3,245    $2,361    $1,305    $1,766    $1,919
  Multi-family....................................................       --        45        --        --        --
 Commercial.......................................................      131        --        82        78       197
 Other loans......................................................    1,750        10        10        45        62
                                                                     ------    ------    ------    ------    ------
  Total...........................................................    5,126     2,416     1,397     1,889     2,178
REO, net(1).......................................................    1,440       561       827       555     1,772
                                                                     ------    ------    ------    ------    ------
  Total non-performing assets.....................................   $6,566    $2,977    $2,224    $2,444    $3,950
                                                                     ======    ======    ======    ======    ======
Restructured loans................................................   $  131    $  131    $  131    $   --    $   15
Classified assets, gross..........................................    7,565     4,829     3,929     3,951     4,165
Allowance for estimated loan losses as a percent of gross loans
 receivable(2).                                                        0.82%     2.36%     1.83%     1.28%     0.65%
Allowance for estimated loan losses as a percent of total
 non-performing loans(3)..........................................    50.20     67.26     84.25     44.04     20.02
Non-performing loans as a percent of gross loans
 receivable(2)(3).................................................     1.64      3.50      2.17      2.90      3.24
Non-performing assets as a percent of total assets(3).............     1.65      2.93      3.00      3.42      5.05

--------------
(1) REO balances are shown net of related loss allowances.

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

  The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                     At December 31, 1997                        At December 31, 1996
                                           -----------------------------------------   -----------------------------------------
                                               60-89 Days          90 Days or More         60-89 Days          90 Days or More
                                           -------------------   -------------------   -------------------   -------------------
                                           Number   Principal    Number   Principal    Number   Principal    Number   Principal
                                             of      Balance       of      Balance       of      Balance       of      Balance
                                           Loans     of Loans    Loans     of Loans    Loans     of Loans    Loans     of Loans
                                           ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                                          (Dollars in thousands)
One- to four-family.....................       27      $2,328        33      $3,245         3       $ 354        21      $2,361
Multi-family............................                                                                          1          45
Commercial..............................                              1         131
Other loans.............................      115         583       321       1,750        --          --         1          10
                                              ---      ------       ---      ------    ------   ---------    ------      ------
  Total.................................      142      $2,911       355      $5,126         3       $ 354        23      $2,416
                                              ===      ======       ===      ======    ======   =========    ======      ======
Delinquent loans to total gross loans...                 0.93%                 1.64%                 0.51%                 3.50%
                                                       ======                ======             =========                ======

                                                  At December 31, 1995
                                        ---------------------------------------
                                            60-89 Days        90 Days or More
                                        ------------------   ------------------
                                        Number   Principal   Number   Principal
                                          of      Balance      of      Balance
                                        Loans    of Loans    Loans    of Loans
                                        ------   ---------   ------   ---------
                                                 (Dollars in thousands)
One- to four-family....................      8      $  446       13      $1,305
Multi-family...........................
Commercial.............................                           1          82
Other loans............................                           1          10
                                           ---      ------      ---      ------
  Total................................      8      $  446       15      $1,397
                                           ===      ======      ===      ======
Delinquent loans to total gross loans..               0.69%                2.17%
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

  The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                                              At or for the Year Ended December 31,
                                                      -----------------------------------------------------
                                                        1997        1996       1995       1994       1993
                                                      ---------   --------   --------   --------   --------
                                                                     (Dollars in thousands)
Balance at beginning of period.....................   $  1,625    $ 1,177    $   832    $   436    $   308
Provision for loan losses..........................      1,850        963      1,194      1,306        404
Charge-offs:
  Real estate:
     One- to four-family...........................        901        668        736        771        301
     Multi-family..................................         --         45         --         --         --
     Commercial....................................         --         11        111         47         --
  Other loans......................................          8         10         67         95         --
                                                      --------    -------    -------    -------    -------
        Total......................................        909        734        914        913        301
Recoveries.........................................          7        219         65          3         25
                                                      --------    -------    -------    -------    -------
Balance at end of period...........................   $  2,573    $ 1,625    $ 1,177    $   832    $   436
                                                      ========    =======    =======    =======    =======

Average net loans outstanding......................   $191,140    $72,650    $65,521    $65,566    $68,511
                                                      ========    =======    =======    =======    =======
Net charge-offs to average net loans outstanding...       0.47%      0.71%      1.30%      1.39%      0.40%

  The following table sets forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.



                                At December 31,
--------------------------------------------------------------------------------
                                     1997
--------------------------------------------------------------------------------
                                                               Percent of
                                                                 Gross
                                                                Loans in
                                                                  Each
                                              Percent of        Category
                                              Allowance         to Total
                                              to Total           Gross
                              Allowance       Allowance          Loans
                              ---------       ----------       ---------
                                         (Dollars in Thousands)

One- to four- family........    $1,206          46.87%          89.02%
Multi-family................        66           2.57            3.41
Commercial..................       150           5.83            5.36
Other.......................     1,151          44.73            2.21
                                ------         ------          ------
Total allowance for loan
 losses.....................    $2,573         100.00%         100.00%
                                ======         ======          ======



                                At December 31,
--------------------------------------------------------------------------------
                                     1996
--------------------------------------------------------------------------------
                                                               Percent of
                                                                 Gross
                                                                Loans in
                                                                  Each
                                              Percent of        Category
                                              Allowance         to Total
                                              to Total           Gross
                              Allowance       Allowance          Loans
                              ---------       ----------       ---------
                                         (Dollars in Thousands)

One- to four- family........    $1,462          89.97%          78.67%
Multi-family...............         20           1.23            6.89
Commercial.................        124           7.63           14.00
Other.......................        19           1.17            0.44
                                ------         ------          ------
Total allowance for loan
 losses.....................    $1,625         100.00%         100.00%
                                ======         ======          ======



                                At December 31,
--------------------------------------------------------------------------------
                                     1995
--------------------------------------------------------------------------------
                                                               Percent of
                                                                 Gross
                                                                Loans in
                                                                  Each
                                              Percent of        Category
                                              Allowance         to Total
                                              to Total           Gross
                              Allowance       Allowance          Loans
                              ---------       ----------       ---------
                                         (Dollars in Thousands)

One- to four- family........    $1,001          85.05%          84.04%
Multi-family...............         14           1.19            3.75
Commercial.................        143          12.15           11.71
Other.......................        19           1.61            0.50
                                ------         ------          ------
Total allowance for loan
 losses.....................    $1,177         100.00%         100.00%
                                ======         ======          ======



                                At December 31,
--------------------------------------------------------------------------------
                                     1994
--------------------------------------------------------------------------------
                                                               Percent of
                                                                 Gross
                                                                Loans in
                                                                  Each
                                              Percent of        Category
                                              Allowance         to Total
                                              to Total           Gross
                              Allowance       Allowance          Loans
                              ---------       ----------       ---------
                                         (Dollars in Thousands)

One- to four- family........    $  604          72.60%          82.62%
Multi-family...............         10           1.20            4.12
Commercial.................        164          19.71           12.50
Other.......................        54           6.49            0.76
                                ------         ------          ------
Total allowance for loan
 losses.....................    $  832         100.00%         100.00%
                                ======         ======          ======



                                At December 31,
--------------------------------------------------------------------------------
                                     1993
--------------------------------------------------------------------------------
                                                               Percent of
                                                                 Gross
                                                                Loans in
                                                                  Each
                                              Percent of        Category
                                              Allowance         to Total
                                              to Total           Gross
                              Allowance       Allowance          Loans
                              ---------       ----------       ---------
                                         (Dollars in Thousands)

One- to four- family........    $  287          65.83%          83.01%
Multi-family...............         10           2.29            3.41
Commercial.................         98          22.48           12.47
Other.......................        41           9.40            1.11
                                ------         ------          ------
Total allowance for loan
 losses.....................    $  436         100.00%         100.00%
                                ======         ======          ======

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

  At December 31, 1997, the residual assets, which resulted from the Company's asset securitizations, of $45.4 million were classified as trading securities. For regulatory reasons, the residual assets are held by the Company. Future residuals and related assets generated by asset securitizations will be held by the Bank only until they can be sold to the Company or disposed of in some other transaction. The residual assets and any future residuals generated by future asset securitizations and held by the Company will be marked to market on a quarterly basis with unrealized gains and losses recorded in operations. See "--Loan Sales and Asset Securitizations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restatement of Financial Statements".

  The following table sets forth certain information regarding the carrying and fair values of the Company's securities (excluding residual assets) at the dates indicated. There were no securities available-for-sale at the dates indicated:

                                                                                 At December 31,
                                                         ---------------------------------------------------------------
                                                                1997                  1996                  1995
                                                         -------------------   -------------------   -------------------
                                                         Carrying     Fair     Carrying     Fair     Carrying     Fair
                                                          Value      Value      Value      Value      Value      Value
                                                         --------   --------   --------   --------   --------   --------
                                                                               (Dollars in thousands)
Securities:
  Held-to-maturity:
     U.S. Treasury and other agency securities........     $6,070     $6,088     $8,827     $8,785     $2,689     $2,689
     Mortgage-backed securities.......................          9          9         10         10         11         11
                                                           ------     ------     ------     ------     ------     ------
        Total securities held-to-maturity.............     $6,079     $6,097     $8,837     $8,795     $2,700     $2,700
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

                                                                                 At December 31, 1997
                                                     ----------------------------------------------------------------------
                                                                                More than One            More than Five
                                                      One Year or Less       Year to Five Years       Years to Ten Years
                                                     ---------------------  --------------------   -----------------------
                                                                  Weighted              Weighted                 Weighted
                                                     Carrying     Average    Carrying   Average    Carrying      Average
                                                      Value        Yield      Value      Yield      Value         Yield
                                                     --------    ----------  --------- ---------   ----------   ---------
                                                                         (Dollars in thousands)
Securities:
  Held-to-maturity:
     U.S. Treasury and
       other agency securities...................     $3,004       5.71%     $1,999       6.13%     $    --          --
     Mortgage-backed securities..................         --                     --                      --          --
                                                      ------                 ------                 --------
        Total held-to-maturity...................      3,004       5.71       1,999       6.13           --          --
FHLB stock.......................................      1,067       5.88          --         --           --          --
                                                      ------                 ------
        Total securities held-to-maturity........     $4,071       5.76      $1,999       6.13      $    --          --
                                                      ======                 ======                 ========


                                                                   At December 31, 1997
                                                     ---------------------------------------------
                                                       More than Ten
                                                           Years                   Total
                                                     ---------------------   ----------------------
                                                                  Weighted                Weighted
                                                     Carrying     Average     Carrying    Average
                                                      Value        Yield       Value       Yield
                                                     --------    ---------    --------   ---------
                                                                 (Dollars in thousands)
Securities:
  Held-to-maturity:
     U.S. Treasury and
       other agency securities...................    $   --         --  %      $ 5,003       5.88 %
     Mortgage-backed securities..................          9       7.50              9       7.50
                                                      ------                    ------
        Total held-to-maturity...................          9       7.50          5,012       5.88
FHLB stock.......................................        --         --           1,067       5.88
                                                      ------                    ------
        Total securities held-to-maturity........     $    9       7.50         $6,079       5.88
                                                      ======                    ======

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


  The following table presents the deposit activity of the Company for the periods indicated:

                                             For the Year Ended December 31,
                                          -------------------------------------
                                             1997         1996         1995
                                          -----------   ---------   -----------
                                                 (Dollars in Thousands)


Net deposits (withdrawals).............      $118,078     $15,700      $(1,329)
Interest credited on deposit accounts..         7,976       2,476        3,175
                                             --------     -------      -------
  Total increase (decrease)
    in deposit accounts................      $126,054     $18,176      $ 1,846
                                             ========     =======      =======


  At December 31, 1997, the Company had $52.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                           Weighted
           Maturity Period                   Amount      Average Rate
  --------------------------------------   ----------   ---------------
                                            (Dollars in Thousands)


  Three months or less................      $14,500          5.90%
  Over three through 12 months........       23,500          6.03

  Over 12 months......................       14,809             5.97
                                            -------
     Total............................      $52,809             5.98%
                                            =======

  The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                               For the Year Ended December 31,
                           -------------------------------------------------------------------------------------------------------
                                        1997                                1996                                1995
                           --------------------------------   ---------------------------------   --------------------------------
                                      Percent                             Percent                             Percent
                                      of Total    Weighted                of Total    Weighted                of Total    Weighted
                            Average   Average     Average      Average    Average     Average      Average    Average     Average
                            Balance   Deposits     Rate        Balance    Deposits     Rate        Balance    Deposits     Rate
                           ---------  ---------  ---------    ---------   ---------  ---------    ---------   ---------  ---------
                                                                (Dollars in thousands)

Passbook accounts........   $  4,003      2.73%       2.10%    $ 4,401       6.03%       2.09%    $ 5,090       7.53%       2.50%
Money market accounts....      2,971      2.02        2.96       4,233       5.80        2.79       5,493       8.12        2.62
Checking accounts........     11,756      8.00        2.37       7,048       9.65        1.59       6,434       9.51        1.43
                            --------    ------                 -------     ------                 -------     ------
  Total..................     18,730     12.75        2.41      15,682      21.48        2.05      17,017      25.16        2.13

Certificate accounts:
  Three months or less...     15,887     10.81        5.54       3,994       5.47        5.66      11,570      17.11        5.09
  Four through 12
   months................     88,129     59.97        6.01      36,519      50.01        5.23      20,762      30.71        5.44
  13 through 36 months...     18,467     12.57        5.71      10,204      13.98        6.25      11,188      16.54        5.93
  37 months or greater...      5,730      3.90        6.28       6,616       9.06        6.36       7,088      10.48        6.32
                            --------    ------                 -------     ------                 -------     ------
  Total certificate
   accounts..............    128,213     87.25        5.92      57,333      78.52        5.57      50,608      74.84        5.59
                            --------    ------                 -------     ------                 -------     ------
  Total average deposits.   $146,943    100.00%       5.47%    $73,015     100.00%       4.81%    $67,625     100.00%       4.72%
                            ========    ======                 =======     ======                 =======     ======

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                                                Period to Maturity from December 31, 1997                          At December 31,
                           ------------------------------------------------------------------------------------   -----------------
                                      Over One       Over          Over         Over
                           One Year      to         Two to       Three to     Four to     More Than
                           or Less    Two Years   Three Years   Four Years   Five Years   Five Years    Total      1996      1995
                           --------   ---------   -----------   ----------   ----------   ----------   --------   -------   ------
                                                          (Dollars in Thousands)
Certificate accounts:
    0 to 4.00%..........   $     --      $   --        $   --         $ --         $ --         $ --   $     --   $    --   $   477
  4.01 to 5.00%.........      2,060         203             6            4            1           70      2,344     3,504     5,710
  5.01 to 6.00%.........     99,343       2,256           448          396          362          115    102,920    60,145    32,298
  6.01 to 7.00%.........     85,880         643           373           20           15           78     87,009     3,891    10,676
  7.01 to 8.00%.........        218         529           352          169           43          261      1,572     1,890     2,641
                           --------      ------        ------         ----         ----         ----   --------   -------   -------
     Total..............   $187,501      $3,631        $1,179         $589         $421         $524   $193,845   $69,430   $51,802
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

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                                                                         At or for the Year
                                                                                         Ended December 31,
                                                                             ------------------------------------------
                                                                                 1997            1996          1995
                                                                             -------------   ------------   -----------
                                                                                      (Dollars in Thousands)
FHLB advances:
  Average balance outstanding.............................................       $  8,284        $ 4,259        $3,112
  Maximum amount outstanding at any month-end during the period...........         17,800         13,900         7,600
  Balance outstanding at end of period....................................          9,000             --            --
  Weighted average interest rate during the period........................           5.82%          5.93%         6.55%

Debentures:
  Average balance outstanding.............................................       $  7,997             --            --
  Maximum amount outstanding at any month-end during the period...........         10,000             --            --
  Balance outstanding at end of period....................................         10,000             --            --
  Weighted average interest rate during the period........................          14.09%            --            --

Lines of credit:
  Average balance outstanding.............................................       $ 48,765             --            --
  Maximum amount outstanding at any month-end during the period...........        226,846             --            --
  Balance outstanding at end of period....................................        100,170             --            --
  Weighted average interest rate during the period........................           6.53%            --            --

Total borrowings:
  Average balance outstanding.............................................       $ 65,046        $ 4,259        $3,112
  Maximum amount outstanding at any month-end during the period...........        254,646         13,900         7,600
  Balance outstanding at end of period....................................        119,170             --            --
  Weighted average interest rate during the period........................           7.37%          5.93%         6.55%

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

  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K/A does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.


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

                                                                       Capital Ratios
                                                                  ------------------------
                            Actual       Required      Excess       Actual      Required
                           ---------   ------------   ---------   ----------   -----------
                                               (Dollars in Thousands)

  Tangible..............     $21,545        $ 6,008     $15,537        5.38%         1.50%
  Core (Leverage).......      21,545         12,016       9,529        5.38          3.00
  Risk-based............      33,947         25,813       8,134       10.52          8.00

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

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $448,000 on a pre-tax basis and $261,000 on an after-tax basis.

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


Additional Item. EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not also directors.


                              Age at                      Position with the Company and Bank
         Name                12/31/97                       and Past Five Years Experience
-----------------------   --------------   -----------------------------------------------------------------
L. Bruce Mills, Jr.....         40         Executive Vice President, Secretary and Treasurer

Mary E. Darter.........         37         Executive Vice President. Joined the Bank in 1994. Previously in
                                           charge of warehouse line of credit division and bulk acquisitions at Imperial Credit Industries/Southern Pacific Thrift and Loan

Joseph R.L. Passerino..         43         Senior Vice President. Joined the Bank in February 1994.
                                           Previously in charge of loan production for St. Thomas Capital
                                           Corporation.

ITEM 2. PROPERTIES

  As of December 31, 1997, the Company conducted its business through thirteen offices.

                                                                               Net Book Value
                                                      Original                 of Property or
                                                        Year                     Leasehold
                                            Leased     Leased     Date of      Improvements at
                                              or         or        Lease        December 31,
Location                                     Owned    Acquired    Expiration        1997
-----------------------------------          -----    --------    ----------   --------------

Corporate Headquarters and
Regional Lending Center:(1)
10540 Magnolia Avenue, Suites B & C
Riverside, CA                                Leased       1997         2002        $1,202,000

Regional Lending Center:
2600 South Parker Road, Suite 6-300
Aurora, CO                                   Leased       1997         2000            71,000

Regional Lending Center:
8031 Philips Highway
Jacksonville, FL                             Leased       1997         2002                --

Branch Office:
1598 E. Highland Avenue
San Bernardino, CA                           Leased       1986         2001           218,000

Branch Office:
10530 Magnolia Avenue, Suite A
Riverside, CA                                Leased       1997         2002             9,000

National Servicing Center:
4110 Tigris Way
 Riverside, CA                                Owned       1996           --           464,000

Retail Lending Office:
1518 Huntington Drive
S. Pasadena, CA                              Leased       1997         2000             3,000

Retail Lending Office:
424/426 S. Citrus Ave.
Covina, CA                                   Leased       1997         2000             5,000

Retail Lending Office:
259 E. Campbell Avenue, Suite 3
Campbell, CA                                 Leased       1997           (1)               --

Retail Lending Office:
11339 183rd Street
Cerritios, CA                                Leased       1997         2001                --

Retail Lending Office:
Sierra Vista Plaza
Placentia, CA                                Leased       1997         2000                --

Capital Markets Office:
10777 Main Street
Bellevue, WA                                 Leased       1997         1999                --

--------------
(1)      Lease is month to month

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

                            High       Low
                          --------   --------
Quarter Ended
June 30, 1997..........     $13.50     $13.38
September 30, 1997.....      19.25      13.63
December 31, 1997......      21.87      11.75


ITEM 6. SELECTED FINANCIAL DATA

                                                                          At December 31,
                                          -------------------------------------------------------------------------------
                                             1997 (9)         1996 (9)          1995            1994            1993
                                          --------------   --------------   -------------   -------------   -------------
                                                          (In Thousands, Except Per Share and Share Data)
Selected Balance Sheet Data:
Total assets...........................      $  397,071       $  101,763       $   74,136      $   71,402      $   78,256
Securities held-to-maturity and FHLB
 stock.................................           6,079            8,837            2,700           2,860           3,883
Loans held for sale....................         289,268           31,018           21,688          17,070           2,348
Loans held for investment..............          31,649           38,520           42,870          47,939          64,820
Allowance for estimated loan losses....           2,573            1,625            1,177             832             436
Residual assets at fair value..........          45,352            4,691
Mortgage servicing rights..............           8,526            2,645              683
Deposit accounts.......................         211,765           85,711           67,535          65,689          72,008
Borrowings.............................         119,170            3,278                            1,250           1,200
Stockholders' equity...................          50,886            7,716            4,268           3,748           4,419
Book value per share(1)................      $     7.77       $     2.40       $     2.29      $     2.01      $     2.37
Shares outstanding(1)..................       6,546,716        3,211,716        1,866,216       1,866,216       1,866,216

                                                    (Continued on the next page)

                                                                                  For the Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                 1997 (9)      1996 (9)        1995          1994          1993
                                                                -----------   -----------   -----------   -----------   -----------
                                                                         (In Thousands, Except Per Share and Share Data)
SELECTED OPERATING DATA:
Interest income..............................................   $   21,146    $    6,928    $    5,825    $    4,824    $    5,445
Interest expense.............................................       12,830         3,766         3,448         2,721         3,045
                                                                ----------    ----------    ----------    ----------    ----------
 Net interest income.........................................        8,316         3,162         2,377         2,103         2,400
Provision for estimated loan losses..........................        1,850           963         1,194         1,306           404
                                                                ----------    ----------    ----------    ----------    ----------
 Net interest income after provision for estimated loan
  losses.....................................................        6,466         2,199         1,183           797         1,996
Net gains from mortgage financing operations.................       25,730         5,708         3,575         1,428         1,144
Other non-interest income....................................        1,500           760           445           260           253
Non-interest expense:
 Compensation and benefits...................................        9,210         5,233         2,544         1,575         1,403
 Net loss on foreclosed real estate..........................          126           158            53           280           228
 SAIF special assessment.....................................                        448
 Other expense...............................................        6,654         2,842         1,792         1,601         1,562
                                                                ----------    ----------    ----------    ----------    ----------
 Total non-interest expense..................................       15,990         8,681         4,389         3,456         3,193
                                                                ----------    ----------    ----------    ----------    ----------
Income (loss) before income tax provision (benefit)..........       17,706           (14)          814          (971)          200
Income tax provision (benefit)...............................        7,382            38           294          (300)          107
                                                                ----------    ----------    ----------    ----------    ----------
Net income (loss)............................................   $   10,324    $      (52)   $      520    $     (671)   $       93
                                                                ==========    ==========    ==========    ==========    ==========
Basic earnings (loss) per share(2)...........................   $     2.11    $    (0.02)   $     0.28    $    (0.36)   $     0.05
                                                                ==========    ==========    ==========    ==========    ==========
Diluted earnings (loss) per share(2).........................   $     2.02    $    (0.02)   $     0.28    $    (0.36)   $     0.05
                                                                ==========    ==========    ==========    ==========    ==========
Basic weighted average shares outstanding(2).................    4,884,993     2,370,779     1,866,216     1,866,216     1,823,765
                                                                ==========    ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding(2)...............    5,107,951     2,370,779     1,866,216     1,866,216     1,823,765
                                                                ==========    ==========    ==========    ==========    ==========

                                                                              At or for the Year Ended December 31,
                                                                ------------------------------------------------------------------
                                                                   1997 (9)      1996 (9)         1995          1994          1993
                                                                ----------    ----------    ----------    ----------    ----------
                                                                                      (Dollars in Thousands)
SELECTED FINANCIAL RATIOS AND OTHER DATA(3):
PERFORMANCE RATIOS:
  Return on average assets...................................         4.19%       (0.06)%         0.69%       (0.89)%         0.12%
  Return on average equity...................................        40.45         (0.90)        13.64        (17.01)         2.11
  Average equity to average assets...........................        10.35          6.77          5.04          5.22          5.51
  Equity to total assets at end of period....................        12.82          7.58          5.76          5.25          5.65
  Average interest rate spread(4)............................         3.30          3.78          3.09          2.79          3.02
  Net interest margin(5).....................................         3.68          3.95          3.25          2.88          3.14
  Average interest-earning assets to
    average interest-bearing liabilities.....................       106.65        103.64        103.50        102.27        103.08
  Efficiency Ratio(6)........................................        44.63         88.50         67.78         83.78         78.09
LOAN ORIGINATIONS AND PURCHASES..............................   $  773,107    $  222,553    $  134,772    $   72,815    $   82,015
BANK REGULATORY CAPITAL RATIOS(7):
  Tangible capital...........................................         5.38%         7.57%         5.68%         5.25%         5.65%
  Core capital...............................................         5.38          7.57          5.68          5.25          5.65
  Risk-based capital.........................................        10.52          8.09         10.17         10.00         10.87
ASSET QUALITY RATIOS:
  Non-performing assets as a percent of total
    assets(8)................................................         1.65%         2.93%         3.00%         3.42%         5.05%
  Allowance for estimated loan losses as a percent of
    non-performing loans.....................................        50.20         67.26         84.25         44.04         20.02

                                                        (footnotes on next page)

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

(9) As restated, see Note 21 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

  Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's (FASB) Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission
(SEC) on December 8, 1998.

  From December 1996 through June 1997, the Company completed two securitizations, which total $155 million of original loan balance securitized, that are effected by this restatement. The Company's other securitization transactions have been properly measured and accounted for using the cash-out method. Initial deposits to restricted cash accounts and subsequent cash flows received by securitization trusts sponsored by the Company accumulate as credit enhancement assets until certain targeted levels are achieved, after which cash is distributed to the Company on an unrestricted basis. Under the method previously used by the Company, (i) the assumed discount period for measuring the present value of credit enhancement assets ended when cash flows were received by the securitization trusts and (ii) interest-bearing initial deposits to restricted cash accounts were recorded at face value. Under the cash-out method required by the FASB and SEC, the assumed discount period for measuring the fair value of credit enhancement assets ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis.

  As a result, the 1997 and 1996 financial statements have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision, as of and for the years ended December 31, 1997 and 1996, as computed on the cash-out basis. The effects of this restatement are summarized in Note 21 of Notes to Consolidated Financial Statements and are reflected herein.

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


                                                                              Year Ended December 31, 1997
                                                                     --------------------------------------------------
                                                                                                                Average
                                                                                 Yield/    Average               Yield/
                                                                     Balance      Cost     Balance    Interest    Cost
                                                                     --------    ------    --------   -------   -------
                                                                                   (dollars in Thousands)
                         ASSETS
         ----------------------------------------------
Interest-earning assets:
Interest-earning deposits and short-term investments..............   $  2,651     5.31%    $  9,709   $   635     6.54%
Investment securities(1)..........................................      6,070     5.88        8,685       495     5.70
Loans receivable, net(2)..........................................    318,344    10.33      191,140    17,746     9.28
Mortgage-backed securities(1).....................................          9     7.50            9         1    11.11
Residual assets...................................................     45,352    13.50       16,549     2,269    13.71
                                                                     --------              --------   -------
Total interest-earning assets.....................................    372,426    10.40      226,092    21,146     9.35
                                                                                                      -------
Non-interest-earning assets(3)....................................     24,645                20,471
                                                                     --------              --------
Total assets(3)...................................................   $397,071              $246,563
                                                                     ========              ========
                   LIABILITIES AND EQUITY
         ----------------------------------------------
Interest-bearing liabilities:
Passbook accounts.................................................   $  3,838     2.10     $  4,003        84     2.10
Money market accounts.............................................      2,729     2.98        2,971        88     2.96
Checking accounts.................................................     11,353     2.99       11,756       279     2.37
Certificate accounts..............................................    193,845     5.94      128,213     7,587     5.92
                                                                     --------              --------   -------
Total deposit accounts............................................    211,765     5.68      146,943     8,038     5.47
Borrowings(4).....................................................    119,170     7.71       65,046     4,792     7.37
                                                                     --------              --------   -------
Total interest-bearing liabilities................................    330,935     6.41      211,989    12,830     6.05

Non-interest-bearing liabilities(3)...............................     15,250                 9,052
                                                                     --------              --------
Total liabilities(3)..............................................    346,185               221,041
Equity(3).........................................................     50,886                25,522
                                                                     --------              --------
Total liabilities and equity(3)...................................   $397,071              $246,563
                                                                     ========              ========
Net interest income before provision for estimated loan losses....                                    $ 8,316
                                                                                                      =======
Net interest rate spread(5).......................................                3.99                            3.30
Net interest margin(6)............................................                                                3.68
Ratio of interest-earning assets to interest-bearing liabilities..              112.54                          106.65


                                                                                        Year Ended December 31,
                                                                     -------------------------------------------------------------
                                                                                  1996                           1995
                                                                     -----------------------------    ----------------------------
                                                                                           Average                         Average
                                                                     Average                Yield/    Average               Yield/
                                                                     Balance    Interest     Cost     Balance   Interest     Cost
                                                                     -------    --------   -------    -------   -------    -------
                                                                                        (Dollars in Thousands)
                         ASSETS
         ----------------------------------------------
Interest-earning assets:
Interest-earning deposits and short-term investments..............   $ 5,358     $  286      5.34%   $ 4,225     $  203      4.80%
Investment securities(1)..........................................     1,912        100      5.23      3,458        188      5.44
Loans receivable, net(2)..........................................    72,650      6,513      8.96     65,521      5,433      8.29
Mortgage-backed securities(1).....................................        11          1      9.09         12          1      8.33
Residual assets...................................................       166         28     16.87         --         --        --
                                                                     -------     ------              -------     ------
Total interest-earning assets.....................................    80,097      6,928      8.65     73,216      5,825      7.96
                                                                                 ------                          ------
Non-interest-earning assets(3)....................................     5,123                           2,465
                                                                     -------                         -------
Total assets(3)...................................................   $85,220                         $75,681
                                                                     =======                         =======
                   LIABILITIES AND EQUITY
         ----------------------------------------------
Interest-bearing liabilities:
Passbook accounts.................................................   $ 4,401         92      2.09    $ 5,090        127      2.50
Money market accounts.............................................     4,233        118      2.79      5,493        144      2.62
Checking accounts.................................................     7,048        112      1.59      6,434         92      1.43
Certificate accounts..............................................    57,333      3,192      5.57     50,608      2,829      5.59
                                                                     -------     ------              -------     ------
Total deposit accounts............................................    73,015      3,514      4.81     67,625      3,192      4.72
Borrowings(4).....................................................     4,268        252      5.90      3,112        256      8.23
                                                                     -------     ------              -------     ------
Total interest-bearing liabilities................................    77,283      3,766      4.87     70,737      3,448      4.87
                                                                                 ------                          ------
Non-interest-bearing liabilities(3)...............................     2,170                           1,131
                                                                     -------                         -------
Total liabilities(3)..............................................    79,453                          71,868
Equity(3).........................................................     5,767                           3,813
                                                                     -------                         -------
Total liabilities and equity(3)...................................   $85,220                         $75,681
                                                                     =======                         =======
Net interest income before provision for estimated loan losses....               $3,162                          $2,377
                                                                                 ======                          ======
Net interest rate spread(5).......................................                           3.78                            3.09
Net interest margin(6)............................................                           3.95                            3.25
Ratio of interest-earning assets to interest-bearing liabilities..                         103.64                          103.50

                                                        (footnotes on next page)

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

                                                              Year Ended                Year Ended
                                                          December 31, 1997          December 31, 1996
                                                     --------------------------    ----------------------
                                                            Compared to                 Compared to
                                                            Year Ended                  Year Ended
                                                         December 31, 1996           December 31, 1995
                                                     --------------------------    ----------------------
                                                               Increase                    Increase
                                                              (Decrease)                  (Decrease)
                                                                Due to                      Due to
                                                     --------------------------    ----------------------
                                                      Volume     Rate      Net     Volume    Rate     Net
                                                     -------    ------   -------   ------   ------   -----
                                                                    (Dollars in Thousands)
Interest-earning assets:
  Interest-earning deposits and short-term
    investments................................      $   274    $ 75     $   349   $   93    $ (10)   $   83
  Investment securities, net...................          385      10         395      (81)      (7)      (88)
  Loans receivable, net(1).....................       10,992     241      11,233      580      500     1,080
  Residual assets..............................        2,247      (6)      2,241       28                 28
  Mortgage-backed securities...................
                                                     -------    ----     -------    -----     ----    ------
     Total interest-earning assets.............       13,898     320      14,218      620      483     1,103

Interest-bearing liabilities:
  Money market accounts........................          (37)      7         (30)     (35)       9       (26)
  Passbook accounts............................           (8)                 (8)     (16)     (19)      (35)
  Checking accounts............................           96      71         167        9       11        20
  Certificate accounts.........................        4,182     213       4,395      374      (11)      363
  Borrowings...................................        4,462      78       4,540       80      (84)       (4)
                                                     -------    ----     -------    -----     ----    ------
     Total interest-bearing liabilities........        8,695     369       9,064      412      (94)      318
                                                     -------    ----     -------    -----     ----    ------
Change in net interest income..................      $ 5,203    $(49)    $ 5,154    $ 208     $577    $  785
                                                     =======    ====     =======    =====     ====    ======

(1)      Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 1997 and December 31, 1996

General

     For the year ended December 31, 1997 the Company recorded net income of $10.3 million compared to a net loss of $52,000 for the year ended December 31, 1996. The basic and diluted earnings (loss) per share for the year ended December 31, 1997 were $2.11 and $2.02, respectively, compared to $(0.02) and $(0.02), respectively, for the year ended December 31, 1996. The increase in net income was due to the expansion of the mortgage financing operations, the increase in gains with respect to such operations, increases in net interest income and the absence of a special SAIF assessment.


Interest Income

     Interest income for the year ended December 31, 1997 was $21.1 million, compared to $6.9 million for the year ended December 31, 1996, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $226.1 million for the year ended December 31, 1997 compared to $80.1 million for the year ended December 31, 1996. The yield on interest earning assets increased to 9.35% for the year ended December 31, 1997 compared to 8.65% for the year ended December 31, 1996. The largest single component of interest earning assets was average loans receivable, net, which were $191.1 million with a yield of 9.28% for the year ended December 31, 1997 compared to $72.7 million with a yield of 8.96% for the year ended December 31, 1996. The income in the average balance of loans receivable was attributable to the continued growth of the Company's mortgage financing operation.


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

Net Interest Income Before Provision for Estimated Loan Losses

     Net interest income before provision for estimated loan losses for the year ended December 31, 1997 was $8.3 million compared to $3.2 million for the year ended December 31, 1996. This increase was the net effect of an increase in average interest earning assets and average interest bearing liabilities, as well as an increase in the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $226.1 million for the year ended December 31, 1997 compared to $80.1 million for the year ended December 31, 1996. Average interest bearing liabilities increased to $212.0 million with an average cost of 6.05% for the year ended December 31, 1997 compared to $77.3 million with an average cost of 4.87% for the year ended December 31, 1996. The ratio of interest earning assets to interest bearing liabilities was 106.65% for the year ended December 31, 1997 compared to 103.64% for the year ended December 31, 1996.


Provision for Estimated Loan Losses

     Provision for estimated loan losses were $1.9 million for the year ended December 31, 1997 compared to $963,000 for the year ended December 31, 1996. The increase in provisions was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing consumer loans. Charge offs net of recoveries for the year ended December 31, 1997 were $902,000 compared to $515,000 for the year ended December 31, 1996. The Company had non-accrual loans at December 31, 1997 of $5.1 million, compared to $2.4 million at December 31, 1996. The increase in non-accrual loans was largely due to an increase in non-performing consumer loans, which were $1.7 million as of December 31, 1997 compared to $10,000 as of December 31, 1996. The increase in non-performing consumer loans relates directly to a bulk purchase of $7.4 million in consumer loans during 1997. Management believes that the allowance for loan losses at December 31, 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1--Business--Lending Overview--Delinquencies and
Classified Assets" and "--Lending Overview--Allowance for Loan Losses."


Non-Interest Income

     For the year ended December 31, 1997, net gains from mortgage financing operations totaled $25.7 million compared to $5.7 million for the year ended December 31, 1996. The net gain includes a pre-tax unrealized loss of $966,000, due to an adjustment to the valuation of the residual assets related to the 1997-1 securitization, as a result of the higher-than-estimated prepayment speeds. See "Item 1--Business-loan Sales and Asset Securitizations." The increase in net gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $510.1 million for the year ended December 31, 1997 compared to $206.6 million for the year ended December 31, 1996. Net gains from mortgage financing operations as a percent of loans sold or securitized was 5.04% for the year ended December 31, 1997 compared to 2.76% for the year ended December 31, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the year ended December 31, 1997, loans securitized represented 81.5% of loan sales and securitizations, while during the year ended December 31, 1996, loans securitized represented 25.1% of loan sales and securitizations. Loans originated and purchased totaled $773.1 million for the year ended December 31, 1997 compared to $222.6 million for the year ended December 31, 1996.

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


Income Taxes

     The provision for income taxes increased to $7.4 million for the year ended December 31, 1997 compared to $38,000 for the year ended December 31, 1996. Income before income tax provision increased to $17.7 million for the year ended December 31, 1997 compared to a loss of $14,000 for the year ended December 31, 1996. The effective tax rate was 41.7% for the year ended December 31, 1997.


Comparison of Financial Condition at December 31, 1997 and December 31, 1996

     Total assets increased to $397.1 million as of December 31, 1997 compared to $101.8 million as of December 31, 1996 due to the expansion of the mortgage financing operations. Loans held for sale totaled $289.3 million as of December 31, 1997 compared to $31.0 million as of December 31, 1996. This increase was partially offset by a decrease in loans held for investment to $29.1 million as of December 31, 1997 compared to $36.9 million as of December 31, 1996. During the year ended December 31, 1997, the Company sold or securitized $510.1 million of loans (including $94.7 million in whole loan sales). The increase in loans held for sale also resulted in an increase in accrued interest receivable to $2.6 million as of December 31, 1997 compared to $537,000 as of December 31, 1996.

     As a result of the Company's loan securitization activities, residual assets increased to $45.4 million as of December 31, 1997 compared to $4.7 million as of December 31, 1996. Mortgage servicing rights also increased to $8.5 million as of December 31, 1997 compared to $2.6 million as of December 31, 1996 as a result of the securitization of loans with servicing retained.

     Cash and cash equivalents were $3.5 million as of December 31, 1997 compared to $12.6 million as of December 31, 1996. During the year ended December 31, 1997, the Company invested in leasehold improvements on the new corporate headquarters as well as adding the Denver, Colorado regional lending center and five low-cost retail lending offices in California increasing premises and equipment to $4.8 million as of December 31, 1997 compared to $1.6 million as of December 31, 1996. Real estate owned increased to $1.4 million as of December 31, 1997 compared to $561,000 as of December 31, 1996 as part of the Company's continuing effort to resolve problem loans.

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

     Accounts payable and other liabilities increased to $15.3 million as of December 31, 1997 compared to $5.1 million as of December 31, 1996 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $50.9 million as of December 31, 1997 compared to $7.7 million as of December 31, 1996 due to the issuance of 2,900,000 shares of Company common stock to the public in the Company's initial public offering, completed on June 30, 1997 and the issuance of an additional 435,000 shares to the public pursuant to the exercise of the underwriter's overallotment option. The initial offering price to the public was $11.00 per share, which resulted in $32.8 million in net proceeds after expenses.

Comparison of Operating Results for the Years Ended December 31, 1996 and December 31, 1995

General

     Net income decreased by $572,000 from $520,000 for the year ended December 31, 1995 to a net loss of $52,000 for the year ended December 31, 1996. Net loss for the year ended December 31, 1996 was adversely impacted by a non-recurring expense for compensation and benefits of $354,000 which was incurred during the quarter ended June 30, 1996, and a non-recurring SAIF special assessment of $448,000 which was incurred during the quarter ended September 30, 1996. The non-recurring expense for compensation and benefits is an accrual of the present value of a portion of the future payments due pursuant to a consulting agreement entered into with a former officer of the Bank. Net income for the year ended December 31, 1996 would have been approximately $450,000 if these charges had not been incurred.

     Net gains from mortgage financing operations for the year ended December 31, 1995 totaled $3.6 million compared to $5.7 million for the year ended December 31, 1996 due to the expansion of the mortgage financing operations and increased marketing effort therefrom, along with the completion of the Bank's first securitization during the quarter ended December 31, 1996. The expansion of the mortgage financing operations resulted in an increase in loan originations and purchases from $134.8 million for the year ended December 31, 1995 to $222.6 million for the year ended December 31, 1996. The related sales of loans increased from $126.9 million for the year ended December 31, 1995 to $206.6 million (including $51.9 million sold through the fourth quarter securitization) for the year ended December 31, 1996. As a result of this securitization, the Bank recognized a gain on sale of $1.4 million.

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


Interest Income

     Interest income increased from $5.8 million for the year ended December 31, 1995 to $6.9 million for the year ended December 31, 1996, due to an increase in the yield on interest-earning assets as well as in the average balances of those assets. The Bank's yield on average interest-earning assets increased from 7.96% for the year ended December 31, 1995 to 8.65% for the year ended December 31, 1996. Total average interest-earning assets increased from $73.2 million for the year ended December 31, 1995 to $80.1 million for the year ended December 31, 1996. The largest single component of interest-earning assets was loans receivable, net, which increased from an average of $65.5 million for the year ended December 31, 1995 to $72.7 million for the year ended December 31, 1996. The increase in average loans receivable, net was due to an increase in loans held for sale from the expansion of the mortgage financing operations. Loans held for sale increased from $21.7 million at December 31, 1995 to $31.0 million at December 31, 1996, while loans held for investment, net decreased from $41.7 million at December 31, 1995 compared to $36.9 million at December 31, 1996. Generally, all loans are originated or purchased for sale in the secondary market or through securitizations. The yield on loans receivable increased from 8.29% for the year ended December 31, 1995 to 8.96% for the year ended December 31, 1996.

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


Net Interest Income Before Provision for Estimated Loan Losses

     Net interest income before provision for estimated loan losses for the year ended December 31, 1995 was $2.4 million compared to $3.2 million for the year ended December 31, 1996. This increase was primarily due to the increase in the net interest margin from 3.25% for the year ended December 31, 1995 to 3.95% for the year ended December 31, 1996.


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

     Charge-offs for the year ended December 31, 1995 were $914,000 compared to $734,000 for the year ended December 31, 1996. For the year ended December 31, 1995, the ratio of net charge-offs to average loans outstanding was 1.30% compared to 0.71% for the year ended December 31, 1996. Recoveries increased from $65,000 for the year ended December 31, 1995 to $219,000 for the year ended December 31, 1996. Non-performing assets as a percent of total assets decreased from 3.0% at December 31, 1995 to 2.93% at December 31, 1996. At December 31, 1995 the allowance for estimated loan losses was $1.2 million compared to $1.6 million at December 31, 1996. The allowance for estimated loan losses as a percent of non-performing loans was 84.25% at December 31, 1995 compared to 67.26% at December 31, 1996.


Non-Interest Income

     Net gains from mortgage financing operations for the year ended December 31, 1995 were $3.6 million compared to $5.7 million for the year ended December 31, 1996. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold totaling $126.9 million for the year ended December 31, 1995 compared to $206.6 million (including $51.9 million sold through the securitization completed in the quarter ended December 31,
1996) for the year ended December 31, 1996. Loans originated and purchased totalled $134.8 million for the year ended December 31, 1995 compared to $222.6 million for the year ended December 31, 1996, which also resulted in an increase in loan servicing and other fees from $231,000 for the year ended December 31, 1995 to $496,000 for the year ended December 31, 1996.

     Net gains from mortgage financing operations as a percent of loans sold and securitized remained fairly stable at 2.84% for the year ended December 31, 1995 compared to 2.76% for the year ended December 31, 1996.

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


Income Taxes

     The provision for income taxes decreased from $294,000 for the year ended December 31, 1995 to $38,000 for the year ended December 31, 1996. The decrease in income taxes is the result of the decrease in income before tax, which decreased from $814,000 for the year ended December 31, 1995 to a loss of $14,000 for the year ended December 31, 1996.


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

     Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change in NPV for a 400 basis point increase or decrease in market interest rates is a 45% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1--Business--Regulation--Federal Savings Institution Regulation." As of December 31, 1997, the most recent date for which the relevant data is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 89 basis points and would result in a $3.9 million reduction in the NPV of the Bank. As of December 31, 1997, the Bank's Sensitivity Measure is below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1--Business--Federal Savings Institution Regulation."

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


            Interest Rate Sensitivity of Net Portfolio Value (NPV)



                                                   NPV as % of Portfolio
                                                      Value of Assets
                         Net Portfolio Value             % Change
                        --------------------        ---------------------
Change in Rates   $ Amount   $ Change    % Change   NPV Ratio      (BP)
---------------   --------   ---------   --------   ---------     -------
                         (Dollars in Thousands)

 + 400 bp       $ 21,106     $(15,411)    (42)%      5.95%       (383)
 + 300 bp         27,557       (8,961)    (25)       7.63        (216)
 + 200 bp         32,663       (3,854)    (11)       8.90         (89)
 + 100 bp         35,850         (668)     (2)       9.66         (13)
  Static          36,517           --      --        9.79          --
 - 100 bp         37,173          656       2        9.91          12
 - 200 bp         39,974        3,456       9       10.55          76
 - 300 bp         43,957        7,440      20       11.44         165
 - 400 bp         48,919       12,401      34       12.53         274


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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $315.9 million, $19.4 million and $5.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $796.8 million, $227.2 million and $135.6 million, net of proceeds from the sale and securitization of loans held for sale of $489.5 million, $210.6 million and $130.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by investing activities were $32.3 million, $3.0 million and $7.1 million for the years ended December 31, 1997, 1996, and 1995 respectively, and consisted primarily of principal collections on loans and proceeds from maturation of investments, offset by investment purchases. Proceeds from the maturation of investment securities were $5.0 million, $2.0 million and $9.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $241.6 million, $21.5 million and $596,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company received net proceeds from the IPO of the Company's Common Stock of $32.8 million during the year ended December 31, 1997. The Bank also received proceeds from the issuance of common stock in the Private Placement of $3.5 million in August 1996.

     At December 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $21.5 million, or 5.4% of total adjusted assets, which is above the required level of $6.0 million, or 1.50%; core capital of $21.5 million, or 5.4% of total adjusted assets, which is above the required level of $12.0 million, or 3.0%, and risk-based capital of $33.9 million, or 10.5% of risk-weighted assets, which is above the required level of $25.8 million, or 8.0%. See "Item 1--Regulation--Federal Savings Institution Regulation--Capital Requirements."

     The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1997, cash and short-term investments totalled $3.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 1997, the Bank had $9.0 million in advances outstanding from the FHLB. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $250.0 million of which $84.6 million had been drawn upon at December 31, 1997. The Bank is in the process of negotiating a third warehouse line of credit in the amount of $250.0 million to fund loan originations. The Company has a residual financing line of credit in the amount of $40.0 million, of which $15.5 million has been drawn upon at December 31, 1997.

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

                                            Year 1      Year 2     Year 3     Year 4     Year 5    Thereafter
                                           ---------   --------   --------   --------   --------   -----------
                                                                 (Dollars in Thousands)
Selected Assets:
  Investments and Fed Funds.............   $  4,071    $ 1,999    $    --    $    --    $    --      $     --
  Average interest rate.................       5.75%      6.12%      0.00%      0.00%      0.00%         0.00%

  Mortgage-backed securities--
    adjustable rate.....................   $      9    $    --    $    --    $    --    $    --      $     --
  Average interest rate.................       7.50%      0.00%      0.00%      0.00%      0.00%         0.00%

  Loans--fixed rate.....................   $    685    $   495    $   662    $ 1,449    $ 4,351      $122,528
  Average interest rate.................      13.02%      9.37%     13.36%     15.82%     12.27%        12.00%

  Loans--adjustable rate................   $125,892    $45,892    $10,495    $    75    $    --      $     --
  Average interest rate.................       9.05%      9.95%      9.74%     10.13%      0.00%         0.00%

  Residual Assets.......................   $  2,954    $ 4,066    $11,656    $10,449    $10,793      $  5,434
  Average Interest Rate.................      13.50%     13.50%     13.50%     13.50%     13.50%        13.50%

  Mortgage Servicing Rights.............   $  3,576    $ 2,892    $ 2,058    $    --    $    --      $     --
  Average Interest Rate.................      16.00%     16.00%     16.00%      0.00%      0.00%         0.00%

Selected Liabilities:
  Interest-bearing NOW passbook
    and MMDA's..........................   $  3,585    $ 2,867    $ 2,293    $ 1,835    $ 1,468      $  5,872
  Average interest rate.................       2.80%      2.80%      2.80%      2.80%      2.80%         2.80%

Certificates of deposit.................   $187,501    $ 3,631    $ 1,179    $   589    $   421      $    524
Average interest rate...................       5.93%      6.07%      6.56%      6.40%      6.02%         6.83%

  FHLB Advances.........................   $  9,000
  Average interest rate.................       7.07%      0.00%      0.00%      0.00%      0.00%         0.00%

  Warehousing lines of credit and
    subordinated debentures.............   $100,170    $    --    $    --    $    --    $    --      $ 10,000
  Average interest rate.................       7.19%      0.00%      0.00%      0.00%      0.00%        13.50%

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

     As discussed in Note 21, the accompanying 1997 and 1996 consolidated financial statements have been restated.

Deloitte & Touche LLP

Costa Mesa, California
February 27, 1998 (March 11, 1998, as to Note 20, and March 26, 1999
  as to Note 21)

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



GRANT THORNTON LLP

Irvine, California
February 8, 1996 (except for the "Earnings Per Share" paragraph of Note 1, as to which the date is June 30, 1997)

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       AS OF DECEMBER 31, 1997 AND 1996

                            (DOLLARS IN THOUSANDS)

                                                                                                1997         1996
                                                                                            ------------  ------------
                                                                                            As restated,  As restated,
                                         ASSETS                                             See Note 21    See Note 21
        -------------------------------------------------------------------------
Cash and cash equivalents................................................................      $  3,467       $ 12,575
Securities held to maturity, estimated fair value of $5,030 (1997) and $7,981 (1996).....         5,012          8,023
Residual assets, at fair value...........................................................        45,352          4,691
Loans held for sale......................................................................       289,268         31,018
Loans held for investment, net of allowance for estimated loan losses of $2,573 (1997)
 and $1,625 (1996).......................................................................        29,076         36,895
Mortgage servicing rights................................................................         8,526          2,645
Accrued interest receivable..............................................................         2,638            537
Foreclosed real estate, net..............................................................         1,440            561
Premises and equipment, net..............................................................         4,764          1,579
Federal Home Loan Bank stock.............................................................         1,067            814
Other assets.............................................................................         6,461          2,425
                                                                                               --------       --------
TOTAL ASSETS.............................................................................      $397,071       $101,763
                                                                                               ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
        -------------------------------------------------------------------------
LIABILITIES:
  Deposit accounts.......................................................................      $211,765       $ 85,711
  Federal Home Loan Bank advances........................................................         9,000
  Other borrowings.......................................................................       100,170          3,278
  Subordinated debentures................................................................        10,000
  Accounts payable and other liabilities.................................................        15,250          5,058
                                                                                               --------       --------
    Total liabilities....................................................................       346,185         94,047

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized; 6,546,716 (1997)
   and 3,211,716 (1996) shares issued and outstanding....................................            65             32
  Additional paid-in capital.............................................................        42,171          9,358
  Retained earnings (deficit), partially restricted......................................         8,650         (1,674)
                                                                                               --------       --------
    Total stockholders' equity...........................................................        50,886          7,716
                                                                                               --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................      $397,071       $101,763
                                                                                               ========       ========


                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1997          1996       1995
                                                                       ------------  ------------  -------
INTEREST INCOME:                                                       As restated,  As restated,
                                                                       See Note 21   See Note 21
  Loans.............................................................     $17,746       $6,513      $5,433
  Residual assets...................................................       2,269           28
  Securities held to maturity.......................................         435           56         159
  Other interest-earning assets.....................................         696          331         233
                                                                         -------       ------      ------
     Total interest income..........................................      21,146        6,928       5,825
                                                                         -------       ------      ------

INTEREST EXPENSE:
  Deposit accounts..................................................       8,038        3,514       3,192
  Federal Home Loan Bank advances and other borrowings..............       3,665          252         256
  Subordinated debentures...........................................       1,127
                                                                         -------       ------      ------
     Total interest expense.........................................      12,830        3,766       3,448
                                                                         -------       ------      ------

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN
 LOSSES.............................................................       8,316        3,162       2,377

PROVISION FOR ESTIMATED LOAN LOSSES.................................       1,850          963       1,194
                                                                         -------       ------      ------

NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOAN
 LOSSES.............................................................       6,466        2,199       1,183

NONINTEREST INCOME:
  Loan servicing and other fees.....................................         959          496         231
  Service charges on deposit accounts...............................         130          128         111
  Net gains from mortgage financing operations......................      25,730        5,708       3,575
  Other income......................................................         411          136         103
                                                                         -------       ------      ------
     Total noninterest income.......................................      27,230        6,468       4,020


                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1997           1996         1995
                                                 ------------   ------------  ----------
NONINTEREST EXPENSE:                             As restated,   As restated,
                                                 See Note 21     See Note 21
 Compensation and benefits....................   $    9,210     $    5,233    $    2,544
 Premises and occupancy.......................        1,360            746           471
 Data processing..............................          809            390           208
 Net loss on foreclosed real estate...........          126            158            53
 FDIC insurance premiums......................          102            174           184
 SAIF special assessment......................                         448
 Marketing....................................          301            189            65
 Telephone....................................          650            246           143
 Professional services........................          467            218            92
 Other expense................................        2,965            879           629
                                                 ----------     ----------    ----------
  Total noninterest expense...................       15,990          8,681         4,389
                                                 ----------     ----------    ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION.....       17,706            (14)          814
INCOME TAX PROVISION..........................        7,382             38           294
                                                 ----------     ----------    ----------
NET INCOME (LOSS).............................   $   10,324     $      (52)     $    520
                                                 ==========     ==========    ==========
EARNINGS (LOSS) PER SHARE:
 Basic earnings (loss) per share..............   $     2.11     $    (0.02)     $   0.28
                                                 ==========     ==========    ==========
 Diluted earnings (loss) per share............   $     2.02     $    (0.02)     $   0.28
                                                 ==========     ==========    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic earnings (loss) per share..............    4,884,993      2,370,779     1,866,216
                                                 ==========     ==========    ==========
 Diluted earnings (loss) per share............    5,107,951      2,370,779     1,866,216
                                                 ==========     ==========    ==========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                            (DOLLARS IN THOUSANDS)

                                                                        Additional  Retained     Total
                                                       Common Stock      Paid-in    Earnings   Stockholders'
                                                   -------------------  ---------   ---------  ------------
                                                     Shares    Amounts   Capital    (Deficit)     Equity
                                                   ---------   -------  ---------   ---------  ------------
BALANCE, January 1, 1995........................     933,108   $    9   $ 3,393     $   346    $    3,748
Net income......................................          --       --        --         520           520
                                                   ---------   ------   -------     -------    ------------
BALANCE, December 31, 1995......................     933,108        9     3,393         866         4,268
Stock split effected in the form of a dividend..     933,108        9     2,479      (2,488)
Net proceeds from issuance of common stock......   1,345,500       14     3,486                     3,500
Net loss (as restated, see Note 21).............          --       --        --         (52)          (52)
                                                   ---------   ------   -------     -------    ------------
BALANCE, December 31, 1996 (as restated, see
 Note 21).......................................   3,211,716       32     9,358      (1,674)        7,716

Net proceeds from issuance of common stock......   3,335,000       33    32,813                    32,846
Net income (as restated, see Note 21)...........          --       --        --      10,324        10,324
                                                   ---------   ------   -------     -------    ------------
BALANCE, December 31, 1997 (as restated, see
 Note 21).......................................   6,546,716   $   65   $42,171     $ 8,650    $   50,886
                                                   =========   ======   =======     =======    ===========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                                                  1997           1996             1995
                                                                              ------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         As restated,   As restated,
                                                                              See Note 21     See Note 21
  Net income (loss)........................................................     $  10,324       $     (52)       $     520
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization.........................................           683             301              166
     Provision for estimated loan losses...................................         1,850             963            1,194
     Accretion of deferred fees............................................           (26)            (41)             (11)
     Provision for estimated losses on foreclosed real estate..............           108             145              104
     Gain on sale of foreclosed real estate, net...........................           (74)            (41)            (137)
     Gain on sale and securitization of loans held for sale................       (24,210)         (5,385)          (3,549)
     Gain on bulk sale of mortgage servicing rights........................                                            (26)
     Net unrealized gain on residual assets................................        (1,520)           (323)
     Net accretion of residual assets......................................        (2,269)            (28)
     Change in valuation allowance on mortgage servicing rights............                           (12)              13
     Direct writedown of mortgage servicing rights.........................         1,281
     Amortization of mortgage servicing rights.............................           958             320              268
     Purchase and origination of loans held for sale, net of loan fees.....      (796,829)       (227,156)        (135,552)
     Proceeds from sales and securitization of loans held for sale.........       489,540         210,590          130,086
     Increase in accrued interest receivable...............................        (2,101)            (30)             (76)
     Deferred income taxes.................................................         8,125          (1,347)             (81)
     Decrease in income taxes receivable...................................                                            479
     Increase in accounts payable and other liabilities....................         9,423           2,725            1,618
     Federal Home Loan Bank stock dividend.................................           (58)            (34)             (30)
     (Increase) decrease in other assets...................................       (11,082)             52             (315)
                                                                                ---------       ---------        ---------
        Net cash used in operating activities..............................      (315,877)        (19,353)          (5,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loans....................................................        32,308           8,578            6,428
  Proceeds from sale of foreclosed real estate.............................         1,034           1,471            1,097
  Purchase of securities held to maturity..................................        (2,000)         (8,013)          (8,969)
  Proceeds from maturities of securities held to maturity..................         5,000           1,975            9,241
  Purchase of mortgage servicing rights....................................                                           (706)
  Proceeds from bulk sales of servicing rights.............................                                            632
  Additions to premises and equipment, net.................................        (3,814)           (904)            (523)
  Purchase of Federal Home Loan Bank stock.................................          (195)            (65)             (82)
                                                                                ---------       ---------        ---------
        Net cash provided by investing activities..........................        32,333           3,042            7,118

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                                   1997           1996          1995
                                                                               -------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                          As restated,    As restated,
                                                                                See Note 21    See Note 21
 Net increase in deposit accounts...........................................       $126,054        $18,176      $ 1,846
 Increase (decrease) in Federal Home Loan Bank advances.....................          9,000             --       (1,250)
 Net proceeds from other borrowings.........................................         96,892          3,278           --
 Net proceeds from issuance of common stock.................................         32,846          3,500           --
 Net proceeds from issuance of subordinated debentures......................          9,644             --           --
                                                                                   --------        -------      -------
     Net cash provided by financing activities..............................        274,436         24,954          596
                                                                                   --------        -------      -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................         (9,108)         8,643        2,385
CASH AND CASH EQUIVALENTS, beginning of year................................         12,575          3,932        1,547
                                                                                   --------        -------      -------
CASH AND CASH EQUIVALENTS, end of year......................................       $  3,467        $12,575      $ 3,932
                                                                                   ========        =======      =======
SUPPLEMENTAL CASH FLOW DISCLOSURES--
 Cash paid during the year for:
  Interest..................................................................       $ 11,298        $ 3,773      $ 3,418
                                                                                   ========        =======      =======
  Income taxes..............................................................       $  3,616        $   267      $   191
                                                                                   ========        =======      =======
NONCASH INVESTING ACTIVITIES DURING THE YEAR:
 Transfers from loans held for sale to loans held for investment............       $     --        $   856      $    --
                                                                                   ========        =======      =======
 Transfers from loans to foreclosed real estate.............................       $  2,234        $ 2,070      $ 1,983
                                                                                   ========        =======      =======
 Loans to facilitate sales of foreclosed real estate........................       $    287        $   761      $   647
                                                                                   ========        =======      =======
NONCASH FINANCING ACTIVITIES DURING THE YEAR--
 Stock dividends paid.......................................................       $     --        $ 2,488      $    --
                                                                                   ========        =======      =======


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

     The Company originates, purchases, sells and services nonconventional mortgage loans principally secured by first and second mortgages on one- to four- family residences. The Company focuses on loans for the purchase or refinance of residential real property by borrowers who, because of prior credit problems or the absence of a credit history, are considered "subprime borrowers." The Company also originates debt consolidation loans generally up to 125% of the loan-to-value ratio of such loans for borrowers whose credit history qualifies for loans under federal agency programs. The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and mortgage brokers on a nationwide basis, as well as through the Company's retail lending division. Except for a limited number of loans specifically originated for retention in the Company's portfolio as loans held for investment, since 1994, loans originated or purchased are generally originated for sale in the secondary mortgage market or in asset securitizations. The Company generally retains the majority of the servicing rights to the loans sold or securitized and may sell servicing rights at a later date, depending on market opportunities. In addition, the Company purchases and originates for resale in the secondary market, smaller commercial real estate and multi-family loans. The Company funds substantially all of the loans which it purchases or originates through deposits from customers concentrated in the communities surrounding the Bank's home office in San Bernardino County, internally generated funds, advances from the Federal Home Loan Bank and other borrowings.

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

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures". SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. The adoption of these statements did not have a material impact on the results of operations, financial position or cash flows of the Company, taken as a whole.

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

     Effective July 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", which amended SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 required an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The impact of adopting SFAS No. 122 was an increase in pretax income of $594,000, net income of $438,000 and earnings per share of $.23 for the year ended December 31, 1995.

     Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which was amended by SFAS No. 127. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguished transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities its has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets that exist after the transfer. Many of

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 superseded SFAS No. 122

     The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a disaggregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 1997 and 1996, the Company utilized a weighted average prepayment assumption of 21.1% and 23.0%, respectively, and a weighted average discount rate of 16.0% and 16.5%, respectively. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

     In 1995, gains on bulk sales of mortgage loan servicing rights were recognized when title and all risks and rewards irrevocably passed to the buyer and there were no significant unresolved contingencies.

     Residual Assets--In 1997 and 1996, the Company completed the securitization and sale of approximately $415,350,000 and $51,900,000, respectively, in loans in the form of mortgage pass-through certificates and recognized gains of approximately $22,500,000 and $1,400,000, respectively. These certificates are held in a trust independent of the Company. The Company will act as servicer for the trust and receive a stated servicing fee. The Company has also retained a beneficial interest in the form of an interest-only strip which represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. This interest-only strip receivable is classified as a trading security and recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. For the years ended December 31, 1997 and 1996, net unrealized gains of $1,520,000 and $323,000, respectively, resulted from changes in fair value and are included in results of operations.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     In connection with the first two of its securitization transactions, the Company initially deposited cash with a trustee and will subsequently deposit a portion of the servicing spread collected on the related loans. Such amounts serve as credit enhancement for the related trust. The amounts set aside are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company; and, at the termination of the related trust, any remaining amounts on deposit are distributed to the Company. The gross amount on deposit at December 31, 1997 and 1996 is $12.3 million and $1.6 million, respectively, and included in residual assets in the accompanying consolidated statements of financial condition at its fair value.

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

     The Company accounts for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement established accounting standards for the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. Accordingly, the Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.

     Income Taxes--The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. If necessary, a valuation allowance is established based on management's determination of the likelihood of realization of deferred tax assets.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Earnings Per Share--The Company adopted SFAS No. 128, "Earnings per Share", effective as of December 31, 1997. The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly-held common stock or potential common stock. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of SFAS No. 128 did not have a significant impact on the Company's earnings per share.

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

     Stock-Based Compensation--SFAS No. 123, "Accounting for Stock-Based Compensation", issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25.

     Recent Accounting Developments--In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 129, "Disclosure of Information About Capital Structure". The statement establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 are effective for periods ending after December 15, 1997. The adoption of SFAS No. 129 did not have a significant impact on the Company's consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards of reporting by publicly-held business enterprises and disclosure of information about operating segments in annual financial statements and, to a lesser extent, in interim financial reports issued to shareholders. SFAS Nos. 130 and 131 are effective for fiscal years beginning after December 15, 1997. As both SFAS Nos. 130 and 131 deal with financial statement disclosure, the Company does not anticipate

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

the adoption of these new standards will have a material impact on its financial position, results of operations or cash flows.

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

                                                                                                 To be Well-
                                                                                              Capitalized Under
                                                                            For Capital       Prompt Corrective
                                                           Actual        Adequacy Purposes    Action Provisions
                                                      ----------------    ------------------   ------------------
                                                      Amount    Ratio    Amount     Ratio     Amount     Ratio
                                                      -------   ------   --------   -------   --------   -------
                                                                      (Dollars in Thousands)
As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)..........   $33,947   10.52%    $25,813     8.00%    $32,265    10.00%
  Core Capital (to Adjusted Tangible Assets).......    21,545    5.38%     16,022     4.00%     20,028     5.00%
  Tangible Capital (to Tangible Assets)............    21,545    5.38%      6,008     1.50%        N/A      N/A
  Tier I Capital (to Risk-Weighted Assets).........    21,545    6.68%        N/A      N/A      19,359     6.00%

As of December 31, 1996:
  Total Capital (to Risk-Weighted Assets)..........     8,889    8.09%      8,792     8.00%     10,990    10.00%
  Core Capital (to Adjusted Tangible Assets).......     7,716    7.57%      4,079     4.00%      5,099     5.00%
  Tangible Capital (to Tangible Assets)............     7,716    7.57%      1,530     1.50%        N/A      N/A
  Tier I Capital (to Risk-Weighted Assets).........     7,716    7.02%        N/A      N/A       6,594     6.00%

     The Bank has been required by the OTS, since the Bank's examination completed August 9, 1996, to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of the quarter-end.

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

     The OTS issued regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with above-normal interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount of a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994, and implementation will not begin until the Bank has been notified by the OTS.

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

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (I) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

3. Securities Held to Maturity

     The amortized cost and estimated fair value of securities held to maturity were as follows at December 31 (in thousands):

                                                                         1997
                                                     ----------------------------------------------
                                                     Amortized                            Estimated
                                                       Cost        Gross Unrealized      Fair Value
                                                     ---------     -----------------     ----------
                                                                    Gains     Losses
                                                                   -------    ------
   U.S. Treasury and other agency securities......      $5,003        $18     $  --      $5,021
   Mortgage-backed securities.....................           9         --        --           9
                                                        ------        ---     -----      ------
                                                        $5,012        $18        --      $5,030
                                                        ======        ===     =====      ======


                                                                          1996
                                                     ----------------------------------------------
                                                     Amortized                            Estimated
                                                       Cost        Gross Unrealized      Fair Value
                                                     ---------     -----------------     ----------
                                                                    Gains     Losses
                                                                   -------    ------

   U.S. Treasury and other agency securities......   $8,013        $   --     $(42)      $7,971
   Mortgage-backed securities.....................       10            --       --          10
                                                     ------        ------     ----       ------
                                                     $8,023        $   --     $(42)      $7,981
                                                     ======        ======     ====       ======

     The maturity distribution of securities held to maturity at December 31, 1997 is as follows (in thousands):

                                       Amortized   Estimated
                                         Cost      Fair Value
                                       ---------   ----------
   Due in one year or less..........      $3,004       $3,008
   Due from one to five years.......       1,999        2,013
   Mortgage-backed securities.......           9            9
                                          ------       ------
                                          $5,012       $5,030
                                          ======       ======

     The weighted average yield on securities held to maturity was 5.88% and 5.47% at December 31, 1997 and 1996, respectively.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

4. Loans Held for Investment

     Loans held for investment consisted of the following at December 31 (in thousands):

                                                            1997       1996
                                                          -------    -------
Mortgage loans:
    Residential:
      One- to four-family..............................   $23,068    $28,861
      Multi-family.....................................     2,019      2,124
    Commercial and land................................     6,014      7,247
                                                          -------    -------
                                                           31,101     38,232
   Other loans:
    Loans secured by deposit accounts..................       165        177
    Unsecured commercial loans.........................        63         67
    Unsecured consumer loans...........................       336         65
                                                          -------    -------
                                                              564        309
                                                          -------    -------
                                                           31,665     38,541
   Less:
    Deferred loan origination fees.....................        16         21
    Allowance for estimated loan losses................     2,573      1,625
                                                          -------    -------
                                                            2,589      1,646
                                                          -------    -------
                                                          $29,076    $36,895
                                                          =======    =======
   Weighted average interest rate at end of period.....      8.06%      8.06%
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

     The following summarizes activity in the allowance for estimated loan losses for the years ended December 31 (in thousands):


                                               1997      1996     1995
                                              ------    ------   ------
  Balance, beginning of year...............   $1,625    $1,177   $  832
  Provision for estimated loan losses......    1,850       963    1,194
  Recoveries...............................        7       219       65
  Charge-offs..............................     (909)     (734)    (914)
                                              ------    ------   ------
  Balance, end of year.....................   $2,573    $1,625   $1,177
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

     Activity in loans to directors and executive officers during the year ended December 31 are as follows (in thousands):


                                          1997   1996    1995
                                         -----  -----   -----
  Balance, beginning of year.........    $  --  $  --   $  --
  Originations.......................      778    154
  Loans sold servicing released......     (365)  (154)     --
                                         -----  -----   -----
  Balance, end of year...............    $ 413  $  --   $  --
                                         =====  =====   =====


5. Mortgage Financing Operations

     Loans serviced for others at December 31, 1997, 1996 and 1995 totaled $536,726,000, $168,963,000 and $189,451,000, respectively.

     In connection with mortgage servicing activities, the Company held funds in trust for others totaling approximately $8,068,000 and $957,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, $32,000 and $266,000, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains some degree of risk on substantially all of the loans it sells. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers.

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

     The following is a summary of activity in mortgage servicing rights for the years ended December 31 (in thousands):

                                                        1997     1996     1995
                                                      -------   ------   ------
  Balance, beginning of year.......................   $ 2,645   $  683   $   --
  Additions through originations...................     8,120    2,270      864
  Additions through purchase of servicing rights...                         706
  Amortization.....................................      (958)    (320)    (268)
  Sales............................................                        (606)
  Change in valuation allowance....................                 12      (13)
  Direct writedowns................................    (1,281)      --       --
                                                      -------   ------    -----
  Balance, end of year.............................   $ 8,526   $2,645    $ 683
                                                      =======   ======    =====


     The following is a summary of activity in the valuation allowance for mortgage servicing rights for the years ended December 31 (in thousands):

                                                              1997  1996   1995
                                                             ------ ----- ------
   Balance, beginning of year..............................  $  1   $ 13  $  --
   Additions (reductions) charged (credited) to operations.    --    (12)    13
                                                             ----   ----- -----
   Balance, end of year....................................  $  1   $  1  $  13
                                                             =====  ====  =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     Net gains from mortgage financing operations for the years ended December 31 consisted of the following (in thousands):

                                                                   1997        1996       1995
                                                                ---------   --------   --------
  Gains on sale and securitization of loans held for sale....     $24,210     $5,385     $3,549
  Net unrealized gain on residual assets.....................       1,520        323
  Gains on bulk sale of mortgage servicing rights............          --         --         26
                                                                  -------     ------     ------
                                                                  $25,730     $5,708     $3,575
                                                                  =======     ======     ======

6. Premises and Equipment

     Premises and equipment consisted of the following at December 31 (in thousands):

                                                            1997          1996
                                                         ---------     ---------
  Premises.............................................   $   569       $   569
  Leasehold improvements...............................     1,930           530
  Furniture, fixtures and equipment....................     4,116         1,787
                                                          -------       -------
                                                            6,615         2,886
  Less accumulated depreciation and amortization.......    (1,851)       (1,307)
                                                          -------       -------
                                                          $ 4,764       $ 1,579
                                                          =======       =======

7. Foreclosed Real Estate

     Activity in the allowance for estimated real estate losses is summarized as follows for the years ended December 31 (in thousands):


                                                    1997     1996     1995
                                                   ------   ------   --------
  Balance, beginning of year....................   $  65    $  44    $  29
  Provision for estimated real estate losses....     108      145      104
  Recoveries....................................       2        2
  Charge offs...................................     (96)    (126)     (89)
                                                   -----    -----    -----
  Balance, end of year..........................   $  79    $  65    $  44
                                                   =====    =====    =====

     Net loss on foreclosed real estate is summarized as follows for the years ended December 31 (in thousands):

                                                     1997    1996     1995
                                                    ------  ------  ------
  Net gain on sales of foreclosed real estate....   $ (74)  $ (41)  $(137)
  Net real estate operating costs................      92      54      86
  Provision for estimated real estate losses.....     108     145     104
                                                    -----   -----   -----
  Net loss on foreclosed real estate.............   $ 126   $ 158   $  53
                                                    =====   =====   =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

8. Deposit Accounts

     Deposit accounts consisted of the following at December 31 (in thousands):

                                         1997                    1996
                                -----------------------  ----------------------
                                             Weighted                Weighted
                                             Average                 Average
                                Balance   Interest Rate  Balance  Interest Rate
                                --------  -------------  -------  -------------
  Checking accounts...........  $ 11,353      2.99%      $ 8,947      2.22%
  Passbook accounts...........     3,838      2.10         4,117      2.10
  Money market accounts.......     2,729      2.98         3,217      2.99
  Certificate accounts:
    Under $100,000............   141,036      5.93        49,437      5.66
    $100,000 and over.........    52,809      5.98        19,993      5.63
                                --------                 -------
                                $211,765      5.68%      $85,711      5.02%
                                ========                 =======

     The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

                                                        1997         1996
                                                    ----------    --------
     Within one year.............................     $187,501     $59,438
     One to two years............................        3,631       6,197
     Two to three years..........................        1,179       1,700
     Three to four years.........................          589         925
     Four to five years..........................          421         613
     Thereafter..................................          524         557
                                                      --------     -------
                                                      $193,845     $69,430
                                                      ========     =======

     Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

                                          1997       1996       1995
                                        --------   --------   --------
     Checking accounts...............     $  279     $  112     $   92
     Passbook accounts...............         84         92        127
     Money market accounts...........         88        118        144
     Certificate accounts............      7,587      3,192      2,829
                                          ------     ------     ------
                                          $8,038     $3,514     $3,192
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

     The following summarizes activities in advances from the FHLB for the years ended December 31 (dollars in thousands):

                                                                              1997      1996     1995
                                                                            -------   -------   ------
   Average balance outstanding...........................................   $ 8,284   $ 4,259   $3,112
   Maximum amount outstanding at any month-end during the year...........    17,800    13,900    7,600
   Weighted average interest rate during the year........................      5.82%     5.93%    6.55%

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

     The following summarizes activities in the lines of credit for the year ended December 31, 1997 (dollars in thousands):

   Average balance outstanding....................................   $ 48,765
   Maximum amount outstanding at any month-end during year........    226,846
   Weighted average interest rate during the year.................       6.53%

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

     The Debentures are redeemable at the option of the Bank, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Following the

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

Reorganization, the Bank may substitute LIFE in its place as obligor on the Debentures (the Substitution). If such Substitution occurs, holders of the Debentures will have the option at September 15, 1998 or at such later time as the Substitution occurs, to require LIFE to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date. If the Substitution occurs, upon a change in control of LIFE, holders of the Debentures will have the option to require LIFE to purchase all or part of the holder's outstanding Debentures at a price equal to 101% of the principal amount repurchased plus accrued interest through the repurchase date.


11. Income Taxes

     Income taxes for the years ended December 31 consisted of the following (in thousands):

                                                           1997      1996     1995
                                                        -------    -------   -----
Current provision (benefit):
  Federal..............................................   $ (317)    $ 1,073   $ 374
  State................................................     (426)        312       1
                                                          ------     -------   -----
                                                            (743)      1,385     375
                                                          ------     -------   -----
Deferred (benefit) provision:
  Federal..............................................    5,685      (1,036)    (81)
  State................................................    2,440        (311)     --
                                                          ------     -------   -----
                                                           8,125      (1,347)    (81)
                                                          ------     -------   -----
    Total income tax provision.........................   $7,382     $    38   $ 294
                                                          ======     =======   =====
A reconciliation from statutory federal income taxes
to the Company's effective income taxes for the
years ended December 31 are as follows:

                                                          1997        1996    1995
                                                        ------     -------   -----
Statutory federal taxes..............................   $6,199     $    (5)  $ 285
State taxes, net of federal income tax benefit.......    1,315           1
Other................................................     (132)         42       9
                                                        ------     -------   -----
                                                        $7,382     $    38   $ 294
                                                        ======     =======   =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

                                                      1997     1996
                                                   --------   ------
Deferred tax assets:
      Depreciation...........................      $    119   $    -
      Accrued bonus..........................         1,276
      Net operating loss.....................         3,423
      Allowance for loan losses..............           910      479
      Capital loss carryforward..............            60       63
      Loans held for sale....................         1,391      115
      Gain on sale of loans..................                  1,088
      Other..................................         1,245      301
                                                   --------   ------
                                                      8,424    2,046
                                                   --------   ------
   Deferred tax liabilities:
      Gain on sale of loans..................       (15,166)
      Depreciation...........................                    (61)
      Originated servicing rights............          (818)    (358)
      Federal Home Loan Bank stock...........          (132)    (106)
                                                   --------   ------
                                                    (16,116)    (525)
                                                   --------   ------
                                                     (7,692)   1,521
   Less valuation allowance..................           (36)     (36)
                                                   --------   ------
   Net deferred tax (liability) asset........      $ (7,728)  $1,485
                                                   ========   ======


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

     The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2002. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

     Year ending December 31:
          1998..........................     $  830
          1999..........................        840
          2000..........................        766
          2001..........................        663
          2002..........................        415
          Thereafter....................          5
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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


     The components of the 1996 Option Plan as of December 31, 1997 and 1996, and changes during the years then ended (as adjusted for the Reorganization), consist of the following:

                                                                            1997                   1996
                                                                   -------------------   ----------------------
                                                                              Weighted                 Weighted
                                                                               Average                  Average
                                                                              Exercise                 Exercise
                                                                    Shares      Price      Shares       Price
                                                                   -------    --------    --------    ---------
  Options outstanding at the beginning of the year..............   321,600     $ 3.33          --     $     --
     Granted....................................................                          321,600         3.33
     Forfeited..................................................    (5,400)      3.33
                                                                   -------                -------
  Options outstanding at the end of the year....................   316,200       3.33     321,600         3.33
                                                                   =======                =======
  Options exercisable at the end of the year....................    27,540       3.33          --
                                                                   =======
  Weighted average remaining contractual life of options
    outstanding at end of year..................................   9 years                10 years
  Weighted average information for options granted during
    the year:
  Fair value....................................................   N/A                    $  1.66

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


     After the Reorganization, the Option Plans became available to directors, officers and employees of the Company, and to directors, officers and employees of its direct or indirect subsidiaries. The options granted pursuant to the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 1997:

                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                        Shares      Price
                                                       --------    ---------
  Options granted.................................      194,000     $11.14
  Options forfeited...............................       (1,000)    $11.00
                                                        -------
  Options outstanding at December 31, 1997........      193,000     $11.14
                                                        =======
  Options exercisable at December 31, 1997........       17,500
                                                        =======

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

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                  1997       1996
                                                -------     ------
Net income(loss) to common stockholders:
    As reported..............................   $10,324     $  (52)
    Pro forma................................   $ 9,778     $  (68)

  Basic earnings(loss) per share:
    As reported..............................   $  2.11     $(0.02)
    Pro forma................................   $  2.00     $(0.03)

  Diluted earnings(loss) per share:
    As reported..............................   $  2.02     $(0.02)
    Pro forma................................   $  1.91     $(0.03)

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


15. Fair Value of Financial Instruments

     The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


                                                               1997
                                                      ----------------------
                                                      Carrying    Estimated
                                                       Amount     Fair Value
                                                      ---------   ----------
                                                          (In Thousands)
  Assets:
    Cash and cash equivalents........................  $  3,467    $  3,467
    Securities held to maturity......................     5,012       5,030
    Residual assets..................................    45,352      45,352
    Loans held for sale..............................   289,268     295,346
    Loans held for investment, net...................    29,076      28,493
    Mortgage servicing rights........................     8,526       9,816
    FHLB stock.......................................     1,067       1,067

  Liabilities:
    Deposit accounts.................................   211,765     211,877
    FHLB advances....................................     9,000       9,000
    Other borrowings.................................   100,170     100,170
    Subordinated debentures..........................    10,000      10,000

  Off-balance sheet unrealized gain on commitments...        --       2,702


                                                                 1996
                                                        ----------------------
                                                        Carrying    Estimated
                                                         Amount     Fair Value
                                                        ---------   ----------
                                                             (In Thousands)
  Assets:
    Cash and cash equivalents.........................    $12,575     $12,575
    Securities held to maturity.......................      8,023       7,981
    Residual asset....................................      4,691       4,691
    Loans held for sale...............................     31,018      31,288
    Loans held for investment, net....................     36,895      37,475
    Mortgage servicing rights.........................      2,645       2,984
    FHLB stock........................................        814         814

  Liabilities:
    Deposit accounts..................................     85,711      86,278
    Other borrowings..................................      3,278       3,278

  Off-balance sheet unrealized gain on commitments....         --          --


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

     FHLB Advances, Other Borrowings and Subordinated Debentures-- The carrying amount approximates fair value as the interest rate currently approximates market.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

16. Segment Information

     The Company's operations within the financial services industry principally focus on banking and mortgage financing activities. Information about these segments as of or for the years ended December 31, 1997, 1996 and 1995 is as follows (dollars in thousands):

                                                                                 1997
                                                                  -----------------------------------
                                                                               Mortgage
                                                                   Banking     Financing     Total
                                                                  ----------   ---------   ----------
   Revenue for the year........................................     $ 4,897     $ 43,479    $ 48,376
   Income (loss) before income tax provision for the year......        (730)      18,436      17,706
   Assets employed at year-end.................................      50,547      354,560     405,107
   Depreciation and amortization for the year..................          92          537         629
   Capital expenditures for the year...........................         936        2,878       3,814


                                                                                 1996
                                                                  -----------------------------------
                                                                               Mortgage
                                                                   Banking     Financing     Total
                                                                  ----------   ---------   ----------
   Revenue for the year........................................     $ 3,898     $  9,498    $ 13,396
   Income (loss) before income tax provision for the year......      (2,325)       2,311         (14)
   Assets employed at year-end.................................      59,943       42,510     102,453
   Depreciation and amortization for the year..................         120          501         621
   Capital expenditures for the year...........................         276          628         904


                                                                                 1995
                                                                  -----------------------------------
                                                                               Mortgage
                                                                   Banking     Financing     Total
                                                                  ----------   ---------   ----------
   Revenue for the year........................................     $ 4,207     $  5,638    $  9,845
   Income (loss) before income tax provision for the year......      (1,128)       1,942         814
   Assets employed at year-end.................................      49,201       24,935      74,136
   Depreciation and amortization for the year..................          92          342         434
   Capital expenditures for the year...........................          56          467         523


17. Earnings Per Share

     In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15, "Earnings Per Share". All prior periods presented have been restated to reflect the computation of earnings per share under SFAS No. 128.

     SFAS No. 128 requires computation of EPS using basic and diluted methodologies. Basic EPS excludes any dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilutive effect of potential common shares.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     A reconciliation of the numerators and denominators used in basic and diluted EPS computations is as follows (in thousands, except per share data):

                                                                          Income         Shares       Per Share
                                                                        (Numerator)   (Denominator)     Amount
                                                                        -----------   -------------   ----------
Year ended December 31, 1997:
     Net earnings applicable to earnings per share...................      $10,324
                                                                           -------
  Basic earnings per share--
     Earnings available to common stockholders.......................       10,324       4,885           $ 2.11
                                                                                                         ======
  Effect of dilutive securities--
     Stock option plans..............................................                      223
                                                                                         -----
  Diluted earnings per share--
     Earnings available to common stockholders plus assumed
       conversions...................................................      $10,324       5,108           $ 2.02
                                                                           =======       =====           ======


                                                                          Income         Shares       Per Share
                                                                        (Numerator)   (Denominator)     Amount
                                                                        -----------   -------------   ----------
  Year ended December 31, 1996:
     Net loss applicable to loss per share...........................      $   (52)
                                                                           -------
  Basic and diluted loss per share--
     Loss available to common stockholders...........................      $   (52)         2,371        $(0.02)
                                                                           =======          =====        ======
  Year ended December 31, 1995:
     Net earnings applicable to earnings per share...................      $   520
                                                                           -------
  Basic and diluted earnings per share--
     Earnings available to common stockholders.......................      $   520          1,866        $ 0.28
                                                                           =======          =====        ======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


18. Parent Company Financial Information

     The following presents the unconsolidated financial statements of the parent company only, LIFE Financial Corporation (Note 1) as of December 31 (in thousands):

               LIFE FINANCIAL CORPORATION (PARENT COMPANY ONLY)


                                                        1997         1996
                                                       -------      ------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
  Cash and cash equivalents.......................     $   933      $   --
  Residual assets.................................      45,352
  Investment in subsidiaries......................      21,552       7,716
  Other assets....................................       1,938          --
                                                       -------      ------
     TOTAL ASSETS.................................     $69,775      $7,716
                                                       =======      ======
LIABILITIES:
  Other borrowings................................     $15,537
  Accounts payable and other liabilities..........       3,352          --
                                                       -------      ------
  TOTAL LIABILITIES...............................      18,889          --
                                                       -------      ------
  TOTAL STOCKHOLDERS' EQUITY......................      50,886       7,716
                                                       -------      ------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......     $69,775      $7,716
                                                       =======      ======


                LIFE FINANCIAL CORPORATION (Parent company only)

                                                      1997      1996     1995
                                                    ------   ------   ------
STATEMENTS OF OPERATIONS
INTEREST INCOME.................................    $   185    $  --    $  --
INTEREST EXPENSE................................         80
                                                    -------
  Net interest income...........................        105
NONINTEREST INCOME..............................     14,088
NONINTEREST EXPENSE.............................      1,308
EQUITY IN NET EARNINGS(LOSS) OF SUBSIDIARIES....      2,760      (52)     520
                                                    -------    -----    -----
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE......      15,645      (52)     520
INCOME TAX EXPENSE..............................      5,321       --       --
                                                    -------    -----    -----
NET EARNINGS (LOSS).............................    $10,324    $ (52)   $ 520
                                                    =======    =====    =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                LIFE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

                        SUMMARY STATEMENT OF CASH FLOWS

                                                                                      1997      1996     1995
                                                                                   ---------   ------   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................   $  10,324   $ (52)   $ 520
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
  Gain on sale and securitization of loans held for sale........................     (13,631)
  Purchase of loans held for sale, net of loan fees.............................    (324,795)
  Proceeds from sales and securitization of loans held for sale.................     319,941
  Net accretion of residual assets..............................................      (1,622)
  Net unrealized loss on residual assets........................................        (448)
  Increase in accounts payable and other liabilities............................       3,352
  Increase in other assets......................................................      (3,493)
  Equity in net (earnings) loss of subsidiaries.................................      (2,760)     52     (520)
                                                                                   ---------   -----    -----
     Net cash used in operating activities......................................     (13,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of residual assets from the Bank.......................................     (23,243)
Capital contributions to subsidiaries...........................................     (11,075)     --       --
                                                                                   ---------   -----    -----
     Net cash used in investing activities......................................     (34,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from other borrowings..............................................      15,537
Net proceeds from issuance of common stock......................................      32,846      --       --
                                                                                   ---------   -----    -----
     Net cash provided by financing activities..................................      48,383      --       --
                                                                                   ---------   -----    -----
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................         933
CASH AND CASH EQUIVALENTS, beginning of year....................................          --      --       --
                                                                                   ---------   -----    -----
CASH AND CASH EQUIVALENTS, end of year..........................................   $     933   $  --    $  --
                                                                                   =========   =====    =====

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

19. Quarterly Results of Operations (Unaudited)

     The following is a summary of quarterly results for the years ended December 31:

                                                First       Second     Third      Fourth
                                               Quarter     Quarter    Quarter     Quarter
                                              ----------   --------   --------   ---------
                                                 (In Thousands, Except Per Share Data)
1997(1):
  Interest income..........................      $2,282      $4,159     $5,663    $ 9,042
  Interest expense.........................       1,561       2,460      3,080      5,729
  Provision for estimated loan losses......         500                    400        950
  Noninterest income.......................       1,975       2,363      8,651     14,241
  Net earnings (loss)......................        (190)        917      3,880      5,717
  Earnings (loss) per share:
     Basic.................................        (.06)        .28        .59        .87
     Diluted...............................        (.06)        .28        .57        .83

1996(1):
  Interest income..........................      $1,662      $1,691     $1,569    $ 2,006
  Interest expense.........................         929         926        844      1,067
  Provision for estimated loan losses......          68          40        251        604
  Noninterest income.......................       1,040       1,432      1,791      2,205
  Net earnings (loss)......................         105          61          2       (220)
  Earnings (loss) per share:
     Basic.................................         .06         .03        .00       (.07)
     Diluted...............................         .06         .03        .00       (.07)

(1) As restated, see Note 21. The effects of the restatement on the quarterly periods ended March 31, 1997, June 30, 1997 and September 30, 1997 are presented in the condensed financial statements included in the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 1998, June 30, 1998 and September 30, 1998. The effects of the restatement on the quarterly period ended December 31, 1997 resulted in an increase in net earnings and earnings per share (diluted) from $5,005,000 and $0.73 to $5,717,000 and $0.83, respectively. The effects of the restatement on the quarterly period ended December 31, 1996 resulted in a decrease in net earnings and earnings per share (diluted) from $1,337,000 and $0.42 to a net loss and loss per share of $220,000 and $0.07, respectively.

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


21. Restatement of Financial Statements

     Subsequent to the issuance of the Company's 1997 financial statements, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's (FASB) Special Report, "A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition", dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission
(SEC) on December 8, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

     From December 1996 through June 1997, the Company completed two securitizations, which total $155 million of original loan balance securitized, that are effected by this restatement. The Company's other securitization transactions have been properly measured and accounted for using the cash-out method. Initial deposits to restricted cash accounts and subsequent cash flows received by securitization trusts sponsored by the Company accumulate as credit enhancement assets until certain targeted levels are achieved, after which cash is distributed to the Company on an unrestricted basis. Under the method previously used by the Company, (i) the assumed discount period for measuring the present value of credit enhancement assets ended when cash flows were received by the securitization trusts and (ii) interest-bearing initial deposits to restricted cash accounts were recorded at face value. Under the cash-out method required by the FASB and SEC, the assumed discount period for measuring the fair value of credit enhancement assets ends when cash, including return of the initial deposits, is distributed to the Company on an unrestricted basis.

     As a result, the 1997 and 1996 financial statements have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision, as of and for the years ended December 31, 1997 and 1996, as computed on the cash-out basis. The tax impact of the restatement is reflected as an increase in deferred tax assets, included within other assets, of $1.1 million as of December 31, 1996, and a reduction in deferred tax liabilities, included within accounts payable and other liabilities, of $2.7 million as of December 31, 1997.

A summary of the significant effects of the restatement is as follows:

                                                                   1997                     1996
                                                              As                       As
                                                          Previously      As       Previously      As
                                                           Reported    Restated     Reported    Restated
At December 31,
Restricted cash                                             $12,339    $    --       $1,636     $    --
Residual assets, at fair value                               40,746     45,352        5,700       4,691
Retained earnings (deficit), partially restricted            12,583      8,650         (117)     (1,674)

For the Year Ended December 31,
Total interest income                                        21,127     21,146        6,929       6,928
Net gains from mortgage financing operations                 29,785     25,730        8,352       5,708
Income (loss) before income tax provision                    21,742     17,706        2,631         (14)
Income tax provision                                          9,042      7,382        1,126          38
Net income (loss)                                            12,700     10,324        1,505         (52)

Net earnings (loss) per share - Basic                       $  2.60    $  2.11       $ 0.63     $ (0.02)
Net earnings (loss) per share - Diluted                     $  2.49    $  2.02       $ 0.63     $ (0.02)

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


     (b) Reports on Form 8-K

         None.

---------------
* Incorporated herein by reference into this document from the Exhibits to Form S-4 Registration Statement, filed on January 27, 1997 and any amendments thereto, Registration No. 333-20497.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LIFE FINANCIAL CORPORATION


                                  By: /s/ DANIEL L. PERL
                                     -----------------------------
                                          Daniel L. Perl
                                          President and Chief Executive Officer


DATED: APRIL 15, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


         SIGNATURE                         TITLE                       DATE
---------------------------   --------------------------------   ---------------


/s/  DANIEL L. PERL           President and Chief Executive       APRIL 15, 1999
---------------------------   Officer (principal executive
     Daniel L. Perl           officer)


/s/  JEFFREY L. BLAKE         Vice President and                  APRIL 15, 1999
---------------------------   Chief Financial Officer
     Jeffrey L. Blake         (principal financial and
                              accounting officer)


/s/  RONALD G. SKIPPER        Chairman of the Board               APRIL 15, 1999
---------------------------
     Ronald G. Skipper


/s/  JOHN D. GODDARD          Director                            APRIL 15, 1999
---------------------------
     John D. Goddard


/s/  MILTON E. JOHNSON        Director                            APRIL 15, 1999
---------------------------
     Milton E. Johnson


/s/  ROBERT K. RILEY          Director                            APRIL 15, 1999
---------------------------
     Robert K. Riley