Form 10-Q/A
period 1998-03-31
LIFE FINANCIAL CORP
filed 1999-04-15
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)



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


                                (909) 637-4000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.   (X ) Yes   (  ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,546,716 shares of common stock, par value $0.01 per share, were outstanding as of May 12, 1998.

     This Amendment No. 2 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 1998, as filed by the Registrant on August 27, 1998 and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of residual assets retained in certain of the Company's 1997 and 1996 Securitization transactions. See Note 7 of Notes to Consolidated Financial Statements.

                 LIFE FINANCIAL CORPORATION. AND SUBSIDIARIES
                                 FORM 10-Q/A
                                     INDEX

PART I                FINANCIAL INFORMATION                                 PAGE
Item 1    Consolidated Statements of Financial Condition:
          March 31, 1998 (restated) and December 31, 1997 (unaudited).......  1

          Consolidated Statements of Operations:
          For the Three months ended March 31, 1998 (restated) and
          1997 (restated) (unaudited).......................................  2

          Consolidated Statements of Cash Flows:
          For the Three months ended March 31, 1998 (restated)  and
          1997 (restated) (unaudited).......................................  3

          Notes to Consolidated Financial Statements (unaudited)............  4

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition.....................  8

Item 3    Quantitative and Qualitative Disclosures About Market Risk ....... 16

PART II   OTHER INFORMATION

Item 1    Legal Proceedings................................................. 17

Item 2    Changes in Securities and Use of Proceeds......................... 17

Item 3    Defaults Upon Senior Securities................................... 17

Item 4    Submission of Matters to a Vote of Security Holders............... 17

Item 5    Other Information................................................. 17

Item 6    Exhibits and Reports on Form 8-K.................................. 17

Item 1. Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data
                                  (UNAUDITED)


                                                                                     March 31,                December 31,
                                                                                       1998                       1997
                                                                                 -------------------       -------------------
                                                                                   (As restated,
                                                                                    see Note 7)
ASSETS:
Cash and cash equivalents..................................................         $     61,177                 $       3,467

Securities held-to-maturity, estimated fair value of
     $5,027 and $5,030 at March 31, 1998 and
     December 31, 1997.....................................................                5,011                         5,012
Residual assets, at fair value.............................................               50,071                        45,352
Loans held-for-sale........................................................              202,956                       289,268
Loans held-for-investment - net of allowance for
     estimated loan losses of $4,132 and $2,573
     at March 31, 1998 and December 31, 1997...............................               27,873                        29,076
Mortgage servicing rights..................................................                9,932                         8,526
Accrued interest receivable................................................                2,052                         2,638
Foreclosed real estate - net...............................................                1,645                         1,440
Premises and equipment - net...............................................                6,012                         4,764
Federal Home Loan Bank stock...............................................                1,083                         1,067
Other assets...............................................................                5,007                         6,461
                                                                                    ------------                  ------------

          TOTAL ASSETS.....................................................         $    372,819                  $    397,071
                                                                                    ============                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts...........................................................         $    239,805                  $    211,765
Federal Home Loan Bank advances............................................                                              9,000
Other borrowings...........................................................               48,482                       100,170
Subordinated debentures....................................................               10,000                        10,000
Accounts payable and other liabilities.....................................               19,930                        15,250
                                                                                    ------------                  ------------

     Total liabilities.....................................................              318,217                       346,185

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 6,546,716 shares
     issued and outstanding as of March 31, 1998 and December 31, 1997......                  65                            65
Additional paid-in capital..................................................              42,171                        42,171
Retained earnings, partially restricted.....................................              12,366                         8,650
                                                                                    ------------                  ------------

     Total stockholders' equity.............................................              54,602                        50,886
                                                                                    ------------                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY.........................................................        $    372,819                  $    397,071
                                                                                    ============                  ============

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                          --------------------------------------
                                                              1998                   1997
                                                              ----                   ----
                                                           (As restated,         (As restated,
                                                            see Note 7)            see Note 7)
INTEREST INCOME:
Loans                                                       $       7,466         $        1,872
Residual assets                                                     1,491                    179
Securities held to maturity                                            74                    106
Other interest-earning assets                                         340                    124
                                                            -------------         --------------
     Total interest income                                          9,371                  2,281
                                                            -------------         --------------

INTEREST EXPENSE:
Deposit accounts                                                    3,269                  1,317
FHLB advances and other borrowings                                  1,729                    173
Subordinated debentures                                               342                     71
                                                            -------------         --------------
     Total interest expense                                         5,340                  1,561
                                                            -------------         --------------

Net Interest Income Before Provision for
  estimated loan losses                                             4,031                    720

Provision for estimated loan losses                                 1,630                    500

Net Interest Income After Provision for
  estimated loan losses                                             2,401                    220

NON-INTEREST INCOME:
Loan servicing and other fees                                       1,052                    120
Service charges on deposit  accounts                                   39                     30
Net gains from mortgage  financing operations                       8,069                  1,767
Other income                                                          165                     58
                                                            -------------         --------------
     Total non-interest income                                      9,325                  1,975
                                                            -------------         --------------
NON-INTEREST EXPENSE:
Compensation and benefits                                           2,976                  1,582
Premises and occupancy                                                631                    223
Data processing                                                       304                    135
Net loss on foreclosed real estate                                     82                     63
FDIC insurance premiums                                                26                     18
Marketing                                                             330                     68
Telephone                                                             217                     85
Professional services                                                 294                     58
Other expense                                                         516                    260
                                                            -------------         --------------
     Total non-interest expense                                     5,376                  2,492
                                                            -------------         --------------

Income  (loss) Before Provision for tax expense                     6,350                   (297)
Provision (benefit) for tax expense                                 2,635                   (107)
                                                            -------------         --------------

     NET INCOME(LOSS)                                       $       3,715         $         (190)
                                                            =============         ==============

Basic earnings (loss) per share                             $        0.57         $        (0.06)
                                                            =============         ==============
Basic weighted average shares outstanding                       6,546,716              3,211,716
                                                            =============         ==============
Diluted earnings (loss) per share                           $        0.54         $        (0.06)
                                                            =============         ==============
Diluted weighted average shares outstanding                     6,845,761              3,211,716
                                                            =============         ==============

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                     ----------------------------
                                                                                                         1998           1997
                                                                                                     ------------    ------------
                                                                                                     (As restated,   (As restated,
                                                                                                      See Note 7)    See Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                                                       $    3,715         $   (190)
Adjustments to reconcile net income(loss)  to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                                            353              100
     Provision for estimated loan losses                                                                    1,630              500
     Accretion of deferred fees                                                                               (10)              (1)
     Provision for estimated losses of foreclosed real estate                                                  41               26
     Gain on sale of foreclosed real estate, net                                                               (4)              (3)
     Gain on sale and securitization of loans held-for-sale                                                (8,023)          (1,207)
     Unrealized gain on residual assets                                                                       (46)            (560)
     Net accretion of residual assets                                                                      (1,491)            (179)
     Change in valuation allowance on mortgage servicing rights                                                               (202)
     Amortization of mortgage servicing rights                                                                418              172
     Purchase and origination of loans held-for-sale, net of loan fees                                   (254,118)         (93,866)
     Proceeds from sales and securitization of loans held-for-sale                                        309,207           75,453
     (Increase) decrease in accrued interest receivable                                                       586             (129)
     Deferred income taxes                                                                                     (2)          (1,701)
     Increase (decrease) in accounts payable and other liabilities                                         12,681             (822)
     Federal Home Loan Bank stock dividend                                                                    (16)             (13)
     Decrease (increase) in other assets                                                                      703             (740)
                                                                                                      -----------        ---------
          Net cash provided by (used in) operating activities                                              65,624          (23,362)
                                                                                                      -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans                                                                                25,891            4,470
Proceeds from sale of foreclosed real estate                                                                  443               35
Purchase of securities held-to-maturity                                                                                     (1,000)
Proceeds from maturities of securities held-to-maturity                                                                      1,000

Additions to premises and equipment, net                                                                   (1,591)            (181)
Purchase of Federal Home Loan Bank stock                                                                                      (171)
                                                                                                      -----------        ---------
          Net cash provided by investing activities                                                        24,743            4,153
                                                                                                      -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                                           28,040           45,097
Proceeds from other borrowings                                                                            (51,697)          (3,278)
Repayment of Federal Home Loan Bank advances                                                               (9,000)               -
Net proceeds from issuance of subordinated debentures                                                           -            9,644
                                                                                                      -----------        ---------
          Net cash (used in) provided by financing activities                                             (32,657)          51,463
                                                                                                      -----------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  57,710           32,254
CASH AND CASH EQUIVALENTS, beginning of period                                                              3,467           12,575
                                                                                                      -----------        ---------
CASH AND CASH EQUIVALENTS, end of period                                                               $   61,177         $ 44,829
                                                                                                      ===========        =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                          $    5,267         $  1,507
                                                                                                      ===========        =========
Income taxes paid                                                                                      $        -         $  1,240
                                                                                                      ===========        =========

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                                         $      685         $    846
                                                                                                      ===========        =========
Loans to facilitate sales of foreclosed real estate                                                    $        -         $    166
                                                                                                      ===========        =========

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

     Since the Reorganization and the IPO, the Company has purchased residual assets from the Bank.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1997 to conform to the 1998 presentation. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

     Earnings (loss) per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization and the stock split effected in the form of a dividend during 1996.

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings (loss) for the Company (dollars in thousands, except share data):


                                                          For the three months ended March 31,
                                --------------------------------------------------------------------------------
                                                  1998(a)                                 1997
                                --------------------------------------   ---------------------------------------
                                  Earnings      Shares       Per Share     Earnings       Shares       Per Share
                                (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)     Amount
                                -----------  -------------   ---------   -----------  -------------    ---------
Net earnings (loss)               $   3,715                                   ($ 190)
Basic EPS
Earnings (loss) available to
   common stockholders                3,715      6,546,716     $  0.57          (190)     3,211,716      ($ 0.06)
                                                             =========                                   =======
Effect of Dilutive Securities
  Options                                          299,045                         -              -
                                  ---------      ---------                    ------      ---------
Diluted EPS
Earnings available to common
  stockholders plus assumed
  conversions                     $   3,715      6,845,761     $  0.54        ($ 190)     3,211,716      ($ 0.06)
                                  =========      =========     =======        ======      =========      =======


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

7.   Restatement
     -----------

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q/A for the three month period ended March 31, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's (FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

     As a result, the financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The tax impact of the restatement is reflected as a reduction in deferred tax liabilities, included within accounts payable and other liabilities, of $2.8 million at March 31, 1998.

A summary of the significant effects of the restatement is as follows:



                                                   1998
                                           --------------------

                                               As
                                           Previously     As
                                            Reported   Restated
AT MARCH 31,

Restricted cash                              $13,481   $      -

Residual assets, as fair value                43,275     50,071

Retained earnings, partially restricted       16,300     12,366

                                                                  1998                          1997
                                                       -------------------------     -----------------------
                                                           As                            As
                                                       Previously        As          Previously        As
                                                        Reported      Restated        Reported      Restated
FOR THE THREE MONTHS ENDED JUNE 30,
Total interest income                                      $9,376       $9,371           $2,304       $2,281

Net gains from mortgage financing operations                                              5,877        1,767

Income (loss) before income tax provision (benefit)         6,354        6,350            3,836         (297)

Income tax provision (benefit)                              2,637        2,635            1,594         (107)

Net income (loss)                                           3,717        3,715            2,242         (190)

Net income (loss) per share - Basic                        $ 0.57       $ 0.57           $ 0.70       $(0.06)

Net income (loss) per share - Diluted                      $ 0.54       $ 0.54           $ 0.70       $(0.06)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10K/A, which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended March 31, 1998.

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

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q/A for the three month period ended March 31, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's (FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

     As a result, the financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The effects of the restatement are presented in Note 7 of Notes to Consolidated Financial Statements and have been reflected herein.


RESULTS OF OPERATIONS
---------------------

     Net income was $3.7 million for the three months ended March 31, 1998 compared to a net loss of $190,000 for the three months ended March 31, 1997, an increase of $3.9 million. For the three month periods ending March 31, 1998 and 1997, the diluted earnings (loss) per share were $0.54 and ($0.06), respectively. The increase in net income was primarily enhanced by gains from whole loan sale activities and other related mortgage financing operations as well as an increase in net interest income.

Interest Income
---------------

     Interest income was $9.4 million for the three months ended March 31, 1998 compared to $2.3 million for the three months ended March 31, 1997 due primarily to an increase in the average balance of interest-earning assets combined with an increase in the yield on those assets. Average interest-earning assets increased to $388.8 million for the three months ended March 31, 1998 compared to $119.5 million for the three months ended March 31, 1997. The yield on interest-earning assets increased to 9.64% for the three months ended March 31, 1998 compared to 7.63% for the three months ended March 31, 1997. The largest single component of interest-earning assets was average loans receivable, net, which were $312.0 million with a yield of 9.57% for the three months ended March 31, 1998 compared to $98.9 million with a yield of 7.57% for the three months ended March 31, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $203.0 million at March 31, 1998 compared to $38.3 million at March 31, 1997. This increase was attributed to the continued growth of the Company's mortgage financing operation.

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

Net Interest Income Before Provision for Estimated Loan Losses
--------------------------------------------------------------

     Net interest income before provision for estimated loan losses for the three months ended March 31, 1998 was $4.0 million compared to $720,000 for the three months ended March 31, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $388.8 million with a yield of 9.64% for the three months ended March 31, 1998 compared to $119.5 million with a yield of 7.63% for the three months ended March 31, 1997. Average interest-bearing liabilities increased to $350.4 million with an average cost of 6.18% for the three months ended March 31, 1998 compared to $118.7 million with an average cost of 5.33% for the three months ended March 31, 1997. The net interest margin increased to 4.15% for the three months ended March 31, 1998 compared to 2.41% for the three months ended March 31, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 110.95% for the three months ended March 31, 1998 compared to 100.71% for the three months ended March 31, 1997.

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


                                                          Three months ended                        Three months ended
                                                            March 31, 1998                            March 31, 1997
                                                    ---------------------------------         ------------------------------------
                                                                               (Dollars in thousands)
                                                              Interest
                                                    Average   --------       Average         Average                     Average
                                                    Balance                 Yield/Cst        Balance      Interest      Yield/Cst
                                                    -------                 ---------        -------      --------      ---------
Assets:
Interest-earning assets:
   Interest-earning deposits and short-
   term investments                                $ 25,334    $   324           5.19%      $  6,947    $      110           6.42%
   Investment securities(1)                           6,081         90           6.00          8,629           120           5.64
   Loans receivable, net(2)                         312,001      7,466           9.57         98,890         1,872           7.57
   Mortgage-backed securities, net(1)                    11                      0.00             10            -            0.00
   Residual assets                                   45,328      1,491          13.16          5,050           179          14.18
                                                   --------    -------                      --------         -----
   Total interest-earning assets                    388,755         -            9.64        119,526         2,281           7.63
                                                                                                             -----
Non-interest-earning assets(3)                       15,470      9,371                         9,812
                                                   --------    -------                      --------
           Total assets(3)                         $404.225                                 $129,338
                                                   ========                                 ========
Liabilities and Equity:
   Interest-bearing liabilities:
   Passbook accounts                               $  4,007         24           2.43       $  3,959            20           2.05
   Money market accounts                              2,822         31           4.46          3,025            23           3.08
   Checking accounts                                 15,335         80           2.12         10,006            61           2.47
   Certificate accounts                             213,333      3,134           5.96         86,347         1,213           5.70
                                                   --------     ------                      --------         -----           5.17
   Total deposit accounts                           235,497      3,269           5.63        103,337         1,317           6.45
   Borrowings                                       114,895      2,071           7.31         15,350           244           5.33
                                                   --------     ------                      --------         -----
   Total interest-bearing liabilities               350,392      5,340           6.18        118,687         1,561
                                                                ------                                       -----
Non-interest-bearing liabilities(3)                   1,430                                    3,071
                                                   --------                                 --------
                Total liabilities(3)                351,822                                  121,758


Equity(3)                                            52,403                                    7,580
                                                   --------                                 --------
   Total liabilities and equity(3)                 $404,225                                 $129,338
                                                   ========                                 ========

Net interest income before Provision
   for estimated loan losses                                    $4,031                                       $ 720
                                                                ======                                       =====
Net interest rate spread(4)                                                      3.46                                        2.30
Net interest margin(5)                                                           4.15                                        2.41
Ratio of interest-earning assets to
   interest-bearing liabilities                                                110.95%                                     100.71%



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

Provision for Estimated Loan Losses
-----------------------------------

         Provisions for estimated loan losses were $1.6 million for the three months ended March 31, 1998 compared to $500,000 for the three months ended March 31, 1997. The increase in provisions is due to management's analysis of the risks inherent in its loans held-for-investment and loans held-for-sale portfolios. With the additional provision, the level of allowances for estimated loan losses as a percent of non-performing loans was 53.14% as of March 31, 1998 compared to 50.2% as of December 31, 1997. The ratio of non-performing assets as a percentage of total assets increased to 2.53% as of December 31, 1997 compared to 1.65% as of December 31, 1997. (See "Financial Condition").

Non-Interest Income
-------------------

         Net gains from mortgage financing operations for the three months ended March 31, 1998 totaled $8.1 million, compared to $1.8 million for the three months ended March 31, 1997. This gain is net of a mark-to-market write down on residual assets of $280,000 which was the result of loan characteristic on the Company's 1997-2 securitization of loans. The increase in gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, due to whole loan sales of $249.3 million and the completion of the pre-fund for the 1997-3 securitization in the amount of $62.5 million for a total of $311.8 million, compared to loans sold totaling $83.2 million for the three months ended March 31, 1997. Net gains from mortgage financing operations as a percent of loans sold or securitized was 2.60% for the three months ended March 31, 1998, as compared to 2.16% for the three months ended March 31, 1997. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. Loans originated and purchased, net of loan fees, totaled $254.1 million for the three months ended March 31, 1998, compared to $93.9 million for the three months ended March 31, 1997.

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

Income Taxes
------------

         The provision (benefit) for income taxes increased to $2.6 million for the three months ended March 31, 1998 compared to ($107,000) for the three months ended March 31, 1997 due to an increase in income before income tax provision. Income (loss) before income tax provision increased to $6.4 million for the three months ended March 31, 1998 from ($297,000) for the three months ended March 31, 1997.


COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
----------------------------------------------------------------------------

         Total assets decreased to $372.8 million as of March 31, 1998 compared to $397.1 million as of December 31, 1997. This decrease was attributable to the cash loan sales during the quarter ended March 31, 1998. Loans held-for-sale totaled $203.0 million as of March 31, 1998 compared to $289.3 million as of December 31, 1997. Loans held-for-investment decreased to $27.9 million as of March 31, 1998 compared to $29.1 million as of December 31, 1997.

         As a result of the Company's loan securitization activities during the past year, residual assets increased to $50.1 million of March 31, 1998 compared to $45.4 million as of December 31, 1997. Mortgage servicing rights also increased as a result of the loan sales with servicing retained to $9.9 million as of March 31, 1998 compared to $8.5 million as of December 31, 1997.

         Cash and cash equivalents were $61.2 million as of March 31, 1998 compared to $3.5 million as of December 31, 1997. Cash and cash equivalents increased by $57.7 million during the quarter ended March 31, 1998 due to the March 30 loan sales. Premises and equipment increased to $6.0 million as of March 31, 1998 compared to $4.8 million as of December 31, 1997. This increase of $1.2 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which will open in May, 1998. Real estate owned increased to $1.6 million as of March 31, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

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

         Accounts payable and other liabilities increased to $19.9 million as of March 31, 1998 compared to $15.3 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

         Stockholders' equity increased to $54.6 million as of March 31, 1998 from $50.9 million as of December 31, 1997 due to the quarterly earnings of $3.7 million.

         The Company's non-performing assets increased to $9.4 million as of March 31, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.9 million is due primarily to non-accrual loans with an increase of $2.1 million in one- to-four family residential loans and $596,000 in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 3.39% as of March 31, 1998 from 1.64% as of December 31, 1997. Non-performing assets as a percent of total assets decreased to 2.53% as of March 31, 1998 from 1.65% as of December 31, 1997.

The following table sets forth the non-performing assets at March 31, 1998 and December 31, 1997:

                                                                                                 As of                 As of
                                                                                               March 31,            December 31,

                                                                                                 1998                  1997
                                                                                                 ----                  ----
                                                                                                    (Dollars in thousands)
Non-accrual loans                                                                            $       7,775          $     5,126
Foreclosed real estate                                                                               1,645                1,440
                                                                                             -------------          -----------
         Total non-performing assets                                                         $       9,420          $     6,566
                                                                                             =============          ===========
Allowance for estimated loan losses as a percent of gross loans
receivable(1)                                                                                         1.80%                0.88%

Allowance for estimated loan losses as a percent of total non-performing loans(2)                     53.14               50.20
Non-performing loans as a percent of gross loans receivable(1)(2)                                      3.39                1.64
Non-performing assets as a percent of total assets(2)                                                  2.53                1.65

---------------
(1) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(2) Non-performing loans is comprised of non-accrual loans and foreclosed real estate.

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

The following table sets forth the activity in the Company's allowance for estimated loan losses for the three months ended March 31, 1998:

                                                     (Dollars in thousands)
Balance as of December 31, 1997                       $  2,573
Add:
         Provision for estimated loan losses             1,630
         Recoveries of previous charge-offs                  -
Less:
         Charge-offs                                        71
                                                       -------
Balance as of March 31, 1998                         $   4,132
                                                       =======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary sources of funds are deposits, warehouse lines of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.00%. The Company's average liquidity ratios were 9.25% and 12.60% for the three months ended March 31, 1998 and March 31, 1997, respectively.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in (used in) operating activities were $65.6 million and $(23.4) million for the quarters ended March 31, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $254.1 million and $93.9 million, net of proceeds from the sale and securitization of loans held for sale of $309.2 million and $75.5 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by investing activities were $24.7 million and $4.2 million for the quarters ended March 31, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $25.9 million and $4.5 million for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and borrowings. The net (decrease)/increase in deposits and borrowings was $(32.7) million and $51.5 million for the quarters ended March 31, 1998 and 1997, respectively. The Company paid down the lines of credit by $51.7 million and $3.3 million for the quarters ended March 31, 1998 and 1997, respectively. Net deposits increased by $28.0 million and $45.1 million for the quarters ended March 31, 1998 and 1997, respectively. During the quarter ended March 31, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at quarter end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures.

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 1998, cash and short-term investments totalled $61.2 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $250 million of which $33.0 million had been drawn upon at March 31, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of the quarter ending March 31, 1998.

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

         The Bank was in compliance with the capital requirements in effect as of March 31, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of March 31, 1998:

                       Actual                  Required                   Excess               Actual            Required

                       Capital                  Capital                   Amount               Percent          Percent(a)
                       -------                  -------                   ------               -------          ----------
                                                    (Dollars in thousands)
Tangible            $      25,305             $     5,328               $    19,977             7.12%             1.50%

Core                $      25,305             $    14,208               $    11,097             7.12%             3.00%

Risk-based          $      27,551             $    21,793               $     5,758            10.11%             8.00%

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

         As of March 31, 1998, the Bank had outstanding commitments to originate or purchase mortgage loans of $28.7 million compared to $29.2 million as of December 31, 1997 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of March 31, 1998 compared to the period ended December 31, 1997 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1997 included in the Company's Annual Report on Form 10K/A.

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

         Year 2000 Compliance: As the year 2000 approaches, a critical business
         --------------------
issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Company has implemented a program designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company will utilize internal resources to monitor and test for year 2000 compliance. However, there can be no assurances that such a program will be effective. To the extent that the Company system's are not fully year 2000 compliant, there can be no assurances that potential system interruptions or the cost necessary to update software would not have a material effect on the Company's business, financial condition, results of operation and business prospects. In addition, the Company has limited information concerning the compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. The costs associated with the compliance efforts are not expected to have a significant impact on the Company's ongoing results of operation.


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

                  None.

Item 5.  Other Information
         -----------------

                  None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following exhibits are filed as part of this report:
                   3.1 Certificate of Incorporation of Life Financial Corp. *
                   3.2 Bylaws of Life Financial Corp. *
         (b)      Reports on Form 8-K
                  On March 25, 1998, the Company filed a report on Form 8-K, reporting under Item 5 the entrance into a definite Agreement and Plan of Merger between the Company and FIRSTPLUS Financial Group, Inc. The Agreement and Plan of Merger was filed as an Exhibit at Item 7.

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

                                           LIFE FINANCIAL CORP.

April 15, 1999                       By:   /s/ Daniel L. Perl
--------------                             ------------------------------------
Date                                       Daniel L. Perl
                                           President and Chief
                                           Executive Officer
                                           (principal executive officer)

April 15, 1999                             /s/ Jeffrey Blake
--------------                             ------------------------------------
Date                                       Chief Financial Officer and
                                           Treasurer
                                           (principal financial and accounting
                                           officer)