Form 10-Q/A
period 1998-06-30
LIFE FINANCIAL CORP
filed 1999-04-15
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                  FORM 10-Q/A

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


                               (909) 637 - 4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     (X) Yes  ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,555,896 shares of common stock, par value $0.01 per share, were outstanding as of August 14, 1998.

     This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998, as filed by the Registrant on August 14, 1998 and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of residual assets retained in certain of the Company's 1997 and 1996 Securitization transactions. See Note 7 of Notes to Consolidated Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q/A
                                     INDEX


PART I                     FINANCIAL INFORMATION                            PAGE
Item 1     Consolidated Statements of Financial Condition:
           June 30, 1998(restated) and December 31, 1997 (unaudited).......    1

           Consolidated Statements of Operations:
           For the Six months ended June 30, 1998 (restated) and 1997
           (restated) and for the Three months ended June 30, 1998
           (restated) and 1997 (restated)(unaudited).......................    2

           Consolidated Statements of Cash Flows:
           For the Six months ended June 30, 1998(restated)
           and 1997 (restated) (unaudited).................................    3

           Notes to Consolidated Financial Statements (unaudited)..........    4

Item 2     Management's Discussion and Analysis of
           Results of Operations and Financial Condition...................    9

Item 3     Quantitative and Qualitative Disclosures About Market Risk......   19

PART II    OTHER INFORMATION

Item 1     Legal Proceedings...............................................   20

Item 2     Changes in Securities and Use of Proceeds.......................   21

Item 3     Defaults Upon Senior Securities.................................   21

Item 4     Submission of Matters to a Vote of Security Holders.............   21

Item 5     Other Information...............................................   21

Item 6     Exhibits and Reports on Form 8-K................................   21

                        Item 1.  Financial Statements.
                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)


                                                                                        June 30,             December 31
                                                                                          1998                   1997
                                                                                          ----                   ----
                                                                                     (As restated,
                                                                                      see Note 7)
ASSETS
Cash and cash equivalents.......................................................   $     13,705            $     3,467
Securities held to maturity, estimated fair value of
     $4,022 and $5,030 at June 30, 1998 and
     December 31, 1997..........................................................          4,008                  5,012
Residual assets, at fair value..................................................         48,807                 45,352
Loans held for sale.............................................................        335,831                289,268
     Loans held for investment - net of allowance for
     loan losses of $1,719 and $2,573 at
     June 30, 1998 and December 31, 1997........................................         27,686                 29,076
Mortgage servicing rights.......................................................          9,313                  8,526
Accrued interest receivable.....................................................          2,897                  2,638
Foreclosed real estate - net....................................................          2,065                  1,440
Premises and equipment - net....................................................          6,756                  4,764
Federal Home Loan Bank stock....................................................          2,396                  1,067
Other assets....................................................................          6,184                  6,461
                                                                                   ------------            -----------
     TOTAL ASSETS...............................................................   $    459,648            $   397,071
                                                                                   ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts................................................................   $    266,325            $   211,765
Federal Home Loan Bank advances.................................................              -                  9,000
Other borrowings................................................................        106,534                100,170
Subordinated debentures.........................................................         10,000                 10,000
Accounts payable and other liabilities..........................................         20,636                 15,250
                                                                                   ------------            -----------
     Total liabilities..........................................................        403,495                346,185
                                                                                   ------------            -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized;
  no shares outstanding.........................................................
Common stock, $.01 par. value; 25,000,000 shares
authorized; 6,555,896 (1998) and 6,546,716 (1997) shares
issued and outstanding..........................................................             65                     65
Additional paid-in capital......................................................         42,202                 42,171
Retained earnings, partially restricted.........................................         13,886                  8,650
                                                                                   ------------            -----------
     Total stockholders' equity.................................................         56,153                 50,886
                                                                                   ------------            -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................   $    459,648            $   397,071
                                                                                   ============            ===========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                 ---------------------------------      --------------------------------
                                                     1998                  1997             1998               1997
                                                     ----                  ----             ----               ----
                                                 (As restated,        (As restated,     (As restated,      (As restated,
                                                  see Note 7)          see Note 7)       see Note 7)        see Note 7)
INTEREST INCOME:
Loans                                              $     7,973         $     3,348        $   15,439         $     5,220
Residual assets                                          1,659                 467             3,150                 646
Securities held to maturity                                 73                 113               147                 219
Other interest-earning assets                              440                 231               780                 356
                                                   -----------         -----------        ----------         -----------
     Total interest income                              10,145               4,159            19,516               6,441
                                                   -----------         -----------        ----------         -----------

INTEREST EXPENSE:
Deposit accounts                                         3,612               1,864             6,881               3,181
Federal Home Loan Bank
  advances and other borrowings                          1,593                 247             3,322                 420
Subordinated debentures                                    349                 349               691                 420
                                                   -----------         -----------        ----------         -----------
     Total interest expense                              5,554               2,460            10,894               4,021
                                                   -----------         -----------        ----------         -----------

Net Interest Income Before Provision for
  loan losses                                            4,591               1,699             8,622               2,420

Provision for loan losses                                    -                   -             1,630                 500
                                                   -----------         -----------        ----------         -----------

Net Interest Income After Provision for
  loan losses                                            4,591               1,699             6,992               1,920

NON-INTEREST INCOME:
Loan servicing and other fees                            1,915                  75             2,967                 195
Service charges on deposit accounts                         34                  31                73                  61
Net gains from mortgage financing operations             2,433               2,157            10,502               3,924
Other income                                               125                 100               290                 158
                                                   -----------         -----------        ----------         -----------
   Total non-interest income                             4,507               2,363            13,832               4,338
                                                   -----------         -----------        ----------         -----------

NON-INTEREST EXPENSE:
Compensation and benefits                                2,550               1,475             5,527               3,057
Premises and occupancy                                     850                 250             1,481                 474
Data processing                                            344                 160               648                 295
Net loss on foreclosed real estate                         105                   6               186                  69
FDIC insurance premiums                                     34                  21                60                  39
Marketing                                                  669                  54               999                 122
Telephone                                                  276                 132               493                 217
Professional services                                      517                  74               811                 132
Other expense                                            1,019                 307             1,535                 567
                                                   -----------         -----------        ----------         -----------
     Total non-interest expense                          6,364               2,479            11,740               4,972
                                                   -----------         -----------        ----------         -----------

Income Before Provision for tax expense                  2,734               1,583             9,084               1,286
Provision for tax expense                                1,213                 666             3,848                 558
                                                   -----------         -----------        ----------         -----------

     NET INCOME                                    $     1,521         $       917        $    5,236         $       728
                                                   ===========         ===========        ==========         ===========
Basic earnings per share                           $      0.23         $      0.28        $     0.80         $      0.23
                                                   ===========         ===========        ==========         ===========
Basic weighted average shares outstanding            6,550,852           3,243,584         6,548,789           3,227,738
                                                   ===========         ===========        ==========         ===========
Diluted earnings per share                         $      0.22         $      0.28        $     0.76         $      0.23
                                                   ===========         ===========        ==========         ===========
Diluted weighted average shares outstanding          6,904,438           3,243,584         6,875,099           3,227,738
                                                   ===========         ===========        ==========         ===========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)
                                  (UNAUDITED)


                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                      --------------------------------------
                                                                                             1998                 1997
                                                                                             ----                 ----
                                                                                         (As restated,        (As restated,
                                                                                          see Note 7)          see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $      5,236         $        728
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                                    779                  213
     Provision for estimated loan losses                                                            1,630                  500
     (Accretion) amortization of deferred fees                                                          4                 (158)
     Provision for estimated losses of foreclosed real estate                                          32                   38
     Loss (gain) on sale of foreclosed real estate, net                                                56                  (27)
     Gain on sale and securitization of loans held for sale                                       (13,379)              (2,852)
     Unrealized gain (loss) on residual assets                                                      2,877               (1,072)
     Net accretion of residual assets                                                              (3,150)                (647)
     Valuation allowance on mortgage servicing rights                                                 381                   17
     Amortization of mortgage servicing rights                                                      1,137                  433
     Purchase and origination of loans held for sale, net of loan fees                           (562,553)            (158,429)
     Proceeds from sales and securitization of loans held for sale                                478,501               77,601
     Deferred income taxes                                                                                              (2,104)
     Increase in accrued interest receivable                                                         (259)                (539)
     Increase in accounts payable and other liabilities                                             5,384                1,278
     Federal Home Loan Bank stock dividend                                                            (32)                 (26)
     Decrease (increase) in other assets                                                              277                 (397)
                                                                                               ----------           ----------
          Net cash used in operating activities                                                   (83,079)             (85,443)
                                                                                               ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments of loans                                                                        43,426                6,569
Proceeds from sale of foreclosed real estate                                                        1,004                  385
Purchase of securities held to maturity                                                                                 (1,000)
Proceeds from maturities of securities held to maturity                                             1,000                1,000
Additions to premises and equipment                                                                (2,740)              (1,312)
Purchase of Federal Home Loan Bank stock                                                           (1,297)                (195)
                                                                                               ----------           ----------
          Net cash provided by investing activities                                                41,393                5,447
                                                                                               ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                                   54,560               50,808
Proceeds from (repayments of) other borrowings                                                      6,364               (3,278)
Net proceeds from issuance of common stock                                                                              28,708
Repayment of Federal Home Loan Bank advances                                                       (9,000)
Net proceeds from issuance of subordinated debentures                                                                    9,644
                                                                                               ----------           ----------
          Net cash provided by financing activities                                                51,924               85,882
                                                                                               ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          10,238                5,886
CASH AND CASH EQUIVALENTS, beginning of period                                                      3,467               13,265
                                                                                               ----------           ----------
CASH AND CASH EQUIVALENTS, end of period                                                     $     13,705         $     19,151
                                                                                               ==========           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                $     11,124         $      3,113
                                                                                               ==========           ==========
Income taxes paid                                                                                       -                3,523
                                                                                               ==========           ==========

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                               $      1,730         $      1,089
                                                                                               ==========           ==========
Loans to facilitate sales of foreclosed real estate                                          $          -         $        166
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

     Since the Reorganization and the IPO, the Company has purchased residual assets and the subordinated debentures from the Bank.

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

     Certain reclassification have been made to the 1997 financial statements to conform to the 1998 presentation.

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                                For the three months ended June 30,
                                        -------------------------------------------------------------------------------
                                                        1998                                     1997
                                        --------------------------------------   --------------------------------------
                                         Earnings       Shares       Per Share     Earnings       Shares      Per Share
                                        (Numerator)  (Denominator)     Amount    (Numerator)   (Denominator)   Amount
                                        -----------  -------------   ---------   -----------   -------------  ---------
Net Earnings                               $1,521                                   $ 917
                                           ======                                   =====

Basic EPS Earnings available
 to common stockholders                    $1,521       6,550,852        $0.23      $ 917       3,243,584         $0.28
                                                                         =====                  =========

Effect of Dilutive Securities
  Options                                       -         353,586            -                          -
                                           ------       ---------        -----                  ---------

Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions                      $1,521       6,904,438        $0.22      $ 917       3,243,584         $0.28
                                           ======       =========        =====      =====       =========         =====

                                                               For the six months ended June 30,
                                        -------------------------------------------------------------------------------
                                                        1998                                     1997
                                        --------------------------------------   --------------------------------------
                                          Earnings       Shares      Per Share     Earnings      Shares       Per Share
                                        (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                        -----------  -------------   ---------   -----------  -------------   --------
Net Earnings                               $5,236                                   $ 728
                                           ======                                   =====

Basic EPS Earnings available
 to common stockholders                    $5,236       6,548,789       $0.80       $ 728       3,227,738         $0.23
                                                                        =====                   =========

Effect of Dilutive Securities
  Options                                       -         326,310                       -               -
                                           ------       ---------                   -----       ---------

Diluted EPS Earnings available
 to common stockholders plus
 assumed conversions                       $5,236       6,875,099       $0.76       $ 728       3,227,738         $0.23
                                           ======       =========       =====       =====       =========         =====



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

7.   Restatement
     -----------

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three and six month period ended June 30, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's (FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

     As a result, the financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The tax impact of the restatement is reflected as a reduction in deferred tax liabilities, included within accounts payable and other liabilities, of $2.5 million at June 30, 1998.

A summary of the significant effects of the restatement is as follows:

                                                          1998
                                                  --------------------

                                                      As
                                                  Previously       As
                                                   Reported     Restated
AT JUNE 30,

Restricted cash                                     $12,803      $     -

Residual assets, as fair value                       42,062       48,807

Retained earnings, partially restricted              17,451       13,887


                                                           1998                      1997
                                                  ----------------------    ----------------------

                                                      As                        As
                                                  Previously       As       Previously       As
                                                   Reported     Restated     Reported     Restated
FOR THE THREE MONTHS ENDED JUNE 30,

Total interest income                               $10,095      $10,145        $4,152      $4,159

Net gains from mortgage financing operations          1,856        2,433         3,192       2,157

Income before income tax provision                    2,108        2,734         2,611       1,583

Income tax provision                                    957        1,213         1,088         666

Net income                                            1,151        1,521         1,523         917

Net income per share - Basic                        $  0.18      $  0.23        $ 0.47      $ 0.28

Net income per share - Diluted                      $  0.17      $  0.22        $ 0.47      $ 0.28


FOR THE SIX MONTHS ENDED JUNE 30,

Total interest income                               $19,471      $19,516        $6,456      $6,441

Net gains from mortgage financing operations          9,925       10,502         9,069       3,924

Income before income tax provision                    8,462        9,084         6,447       1,286

Income tax provision                                  3,594        3,848         2,682         558

Net income                                            4,868        5,236         3,765         728

Net income per share - Basic                        $  0.74      $  0.80        $ 1.17      $ 0.23

Net income per share - Diluted                      $  0.71      $  0.76        $ 1.17      $ 0.23

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
Financial Condition Restatement
-------------------------------

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

          Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three and six month period ended June 30, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's
(FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

          As a result, the financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The effects of the restatement are presented in Note 7 of Notes to Consolidated financial Statements and have bee reflected herein.

RESULTS OF OPERATIONS
---------------------

          Net income was $1.5 million for the three months ended June 30, 1998 compared to $917,000 for the three months ended June 30, 1997, an increase of $604,000. For the six months ended June 30, 1998, the Company recorded net income of $5.2 million compared to $728,000 for the six months ended June 30, 1997. For the three months ended June 30, 1998 and June 30, 1997, the diluted earnings per share were $0.23 and $0.28, respectively. The diluted earnings per share for the six months ended June 30, 1998 were $0.80 compared to $0.23 for the six months ended June 30, 1997. The decrease in earnings per share was primarily attributable to an increase in shares outstanding due to the completion of the Company's IPO on June 30, 1997.

Interest Income
---------------

          Interest income was $10.1 million for the three months ended June 30, 1998 compared to $4.2 million for the three months ended June 30, 1997 due primarily to an increase in the average balance of interest-earning assets offset partially by a slight decline in the yield on those assets. Average interest-earnings assets increased to $399.8 million for the three months ended June 30, 1998 compared to $158.8 million for the three months ended June 30, 1997. The yield on interest-earning assets decreased to 10.15% for the three months ended June 30, 1998 compared to 10.47% for the three months ended June 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $312.4 million with a yield of 10.21% for the three months ended June 30, 1998 compared to $126.9 million with a yield of 10.55% for the three months ended June 30, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $335.8 million as of June 30, 1998 compared to $99.4 million as of June 30, 1997.

          Interest income for the six months ended June 30, 1998 was $19.5 million, compared to $6.4 million for the six months ended June 30, 1997, due to an increase in the average balance of interest-earning assets, combined with an increase in the yield on those assets. Average interest-earning assets increased to $394.3 million for the six months ended June 30, 1998 compared to $139.3 million for the six months ended June 30, 1997. The yield on interest-earning assets increased to 9.90% for the six months ended June 30, 1998 compared to 9.25% for the six months ended June 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $312.2 million with a yield of 9.89% for the six months ended June 30, 1998, compared to $113.0 million with a yield of 9.24% for the six months ended June 30, 1997.

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

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

          Net interest income before provision for loan losses for the three months ended June 30, 1998 was $4.6 million compared to $1.7 million for the three months ended June 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin and an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $399.8 million with a yield of 10.15% for the three months ended June 30, 1998 compared to $158.8 million with a yield of 10.47% for the three months ended June 30, 1997. Average interest-bearing liabilities increased to $368.8 million with a cost of 6.04% for the three months ended June 30, 1998 compared to $163.2 million with a cost of 6.05% for the three months ended June 30, 1997. The net interest margin increased to 4.59% for the three months ended June 30, 1998 compared to 4.28% for the three months ended June 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 108.41% for the three months ended June 30, 1998 compared to 97.36% for the three months ended June 30, 1997.

          Net interest income before provision for loan losses for the six months ended June 30, 1998 was $8.6 million compared to $2.4 million for the six months ended June 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities, an increase in the net interest margin and the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $394.3 million for the six months ended June 30, 1998 compared to $139.3 million for the six months ended June 30, 1997. Average interest-bearing liabilities increased to $359.6 million with a cost of 6.11% for the six months ended June 30, 1998 compared to $141.0 million with a cost of 5.75% for the six months ended June 30, 1997. The net interest margin was 4.37% for the six months ended June 30, 1998 compared to 3.47% for the six months ended June 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 109.64% for the six months ended June 30, 1998 compared to 98.76% for the six months ended June 30, 1997.

AVERAGE BALANCE SHEETS. The following tables set forth certain information
----------------------
relating to the Company for the three month and six month periods ended June
230. 1998 and 1997. The yields costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                             Three months ended                       Three months ended
                                                                June 30, 1998                           June 30, 1997
                                                             ------------------                       ------------------
                                                                                                              (Dollars in

Assets:                                              Average                    Average        Average                    Average
Interest-earning assets:                             Balance      Interest     Yield/Cost      Balance      Interest     Yield/Cost
                                                     --------     --------     ----------      --------     --------     ----------
 Interest-earning deposits and short-
   term Investments                                  $ 31,706     $    415           5.25%     $  9,937     $    219           6.84%
 Investment securities(1)                               7,111           98           5.53         9,026          125           5.60
 Loans receivable, net(2)                             312,446        7,973          10.21       126,934        3,348          10.55
 Mortgage-backed securities, net(1)                         8            -           0.00             9            -           0.00
Residual assets                                        48,560        1,659          13.67        12,936          467          14.44
                                                     --------     --------                     --------     --------
Total interest-earning assets                         399,831       10,145          10.15       158,842        4,159          10.47
                                                                  --------                                  --------
Non-interest-earning assets(3)                         32,208                                    11,903
                                                     --------                                  --------
          Total asses(3)                             $432,039                                  $170,745
                                                     ========                                  ========

Liabilities and Equity:
 Interest-bearing liabilities:
  Passbook accounts                                     4,067           25           2.47      $  4,089           22           2.16
  Money market accounts                                 3,426           42           4.92         2,950           22           2.99
  Checking accounts                                    20,691           82           1.59        10,842           70           2.59
  Certificate accounts                                234,364        3,463           5.93       118,624        1,750           5.92
                                                     --------     --------                     --------     --------
   Total deposit accounts                             262,548        3,612           5.52       136,505        1,864           5.48
 Borrowings                                           106,257        1,942           7.33        26,645          596           8.97
                                                     --------     --------                     --------     --------
   Total interest-bearing liabilities                 368,805        5,554           6.04       163,150        2,460           6.05
                                                                  --------                                  --------
Non-interest-bearing liabilities(3)                     7,894                                    (1,661)
                                                     --------                                  --------
          Total liabilities(3)                        376,699                                   161,489

Equity(3)                                              55,340                                     9,256
                                                     --------                                  --------
   Total liabilities and equity(3)                   $432,039                                  $170,745
                                                     ========                                  ========


Net interest income before provision
   for loan losses                                                $  4,591                                  $  1,699
                                                                  ========                                  ========
Net interest rate spread(4)                                                          4.11                                      4.42
Net interest margin(5)                                                               4.59                                      4.28
Ratio of interest-earning assets to
   interest-bearing liabilities                                                    108.41%                                    97.36%


                                                              Six months ended                          Six months ended
                                                                June 30, 1998                             June 30, 1997
                                                              ----------------                          ----------------
                                                     Thousands)
Assets:                                              Average                    Average        Average                    Average
Interest-earning assets:                             Balance      Interest     Yield/Cost      Balance      Interest     Yield/Cost
                                                     --------     --------     ----------      --------     --------     ----------
Interest-earning deposits and short-                 $ 28,537     $    739           5.22%     $  8,450     $    329           7.85%
  term Investments
Investment securities(1)                                6,599          188           5.75         8,828          246           5.60
 Loans receivable, net(2)                             312,225       15,439           9.89       112,989        5,220           9.24
 Mortgage-backed securities, net(1)                        10            -           0.00            10            -           0.00
Residual assets                                        46,953        3,150          13.42         9,015          646          14.35
                                                     --------     --------                     --------     --------
Total interest-earning assets                         394,324       19,516           9.90       139,292        6,441           9.25
                                                                  --------                                  --------
Non-interest-earning assets(3)                         30,281                                    10,390
                                                     --------                                  --------
          Total asses(3)                             $424,605                                   149,682
                                                     ========                                  ========
Liabilities and Equity:
 Interest-bearing liabilities:
  Passbook accounts                                  $  4,037           48           2.40      $  4,025           42           2.10
  Money market accounts                                 3,126           73           4.71         2,987           44           2.97
  Checking accounts                                    18,028          162           1.81        10,426          131           2.53
  Certificate accounts                                223,906        6,598           5.94       102,575        2,964           5.83
                                                     --------     --------                     --------     --------
   Total deposit accounts                             249,097        6,881           5.57       120,013        3,181           5.35
 Borrowings                                           110,552        4,013           7.32        21,029          840           8.06
                                                     --------     --------                     --------     --------
   Total interest-bearing liabilities                 359,649       10,894           6.11       141,042        4,021           5.75
                                                                  --------                                  --------
Non-interest-bearing liabilities(3)                    11,189                                        95
                                                     --------                                  --------
          Total liabilities(3)                        370,838                                   141,137
Equity(3)                                              53,767                                     8,545
                                                     --------                                  --------
   Total liabilities and equity(3)                   $424,605                                  $149,682
                                                     ========                                  ========

Net interest income before provision
   for loan losses                                                $  8,622                                  $  2,420
                                                                  ========                                  ========
Net interest rate spread(4)                                                          3.79                                      3.50
Net interest margin(5)                                                               4.37                                      3.47
Ratio of interest-earning assets to
   interest-bearing liabilities                                                    109.64%                                    98.76%

(1)  Includes unamortized discounts and premiums.
(2) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for loan losses and includes loans held-for sale, non-performing loans and warehouse financing receivable.
(3)  Average balances are measured on a month-end basis.
(4) Net interest rate spread represents the difference between the yield ??? interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for Loan Losses
-------------------------

     The allowance for loan losses is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at June 30, 1998 and 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. Based upon management's analysis, there were no provisions for loan losses for the three month periods ended June 30, 1998 and June 30, 1997.

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

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended June 30, 1998 totaled $2.4 million, compared to $2.2 million for the quarter ended June 30, 1997. This decrease was attributable to a pre-tax $2.9 million mark-to-market write down of residual assets partially offset by an increase in the level of mortgage financing operations, with loans sold and securitized totaling $173.1 million, all of which were whole loan sales during the three months ended June 30, 1998, compared to loans sold and securitized totaling $93.2 million (including $73.3 million in whole loan sales) for the three months ended June 30, 1997. The write down of residual assets was directly the result of a decline in interest rates and a corresponding increase in prepayments speeds associated with the 1996-1, 1997-1A and 1B and 1997-2 securitizations which were issued respectively in December 1996, March 1997 and September 1997. At June 30, 1998, the Company utilized prepayment assumptions ranging from 17% to 45%, an estimated loss factor assumption ranging from 0.50% to 2.50% and a weighted average discount rate of 13.5% to value residual assets. Net gains from mortgage financing operations as a percent of loans sold or securitized (excluding the effect of the $2.9 million write down) was 3.06% for the three months ended June 30, 1998, as compared to 2.36% for the three months ended June 30, 1997. This decrease in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the three months ended June 30, 1998, $154.3 million of the $173.1 million (or 89.2%) of loans was sold to FIRSTPLUS of Dallas, Texas for a gain of $4.9 million. During the three months ended June 30, 1997, gains on loans securitized totaled $1.7 million or 8.32% of such loans sold; and gains on whole loans sold totaled $1.5 million, or 2.10% of such loans sold. The gains on whole loans include the effect of $175,000 from a hedge position entered into by the Company for the purpose of reducing interest rate risk on fixed-rate loans and commitments to originate fixed-rate loans prior to sale. Loans originated and purchased totaled $308.4 million for the three months ended June 30, 1998, compared to $64.6 million for the three months ended June 30, 1997.

     For the six months ended June 30, 1998, net gains from mortgage financing operations totaled $10.5 million compared to $3.9 million for the six months ended June 30, 1997. This increase was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $484.9 million (including $422.4 million in whole loans sales) during the six months ended June 30, 1998, compared to loans sold or securitized totaling $176.4 million (including $73.3 million in whole loans sales) for the six months
ended June 30, 1997.   Net gains from mortgage financing operations as a percent
of loans sold and securitized (excluding the effect of the $2.9 million write down of residual assets) was 2.76% for the six months ended June 30, 1998 compared to 2.21% for the six months ended June 30, 1997. This decrease in percentage reflected the effects of the securitization of loans completed in 1997 compared to primarily whole loans sales in 1998. For the six months ended June 30, 1998, $210.5 million of the $484.9 million (or 43.4%) was sold to FIRSTPLUS for a gain of $6.6 million. Loans originated and purchased totaled $562.6 million for the six months ended June 30, 1998 compared to $158.4 million for the six months ended June 30, 1997.

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

     Premises and occupancy expenses increased to $850,000 for the three months ended June 30, 1998 compared to $250,000 for the three months ended June 30, 1997, and were $1.5 million for the six months ended June 30, 1998 compared to $474,000 for the six months ended June 30, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating center in Denver, Colorado metropolitan operating area, as well as the opening of the new Corporate Headquarters and regional lending center located in Riverside, California, and the relocation of the Florida regional office, the addition of nine low cost retail lending offices in California, and the opening of a retail bank branch in Riverside, California. The Company anticipates that premises and occupancy expense will continue to increase as the Company expands into new retail lending and retail banking offices as evidenced by the opening of a 67 seat national telemarketing center in May, 1998 in Riverside and the Redlands, California branch opening in June, 1998; as well as, additional office space for the expansion of the loan servicing operations in March 1998.

     As a result of the expansion noted, other operating expenses increased as well. Data processing increased to $344,000 for the three months ended June 30, 1998 compared to $160,000 for the three months ended June 30, 1997, and was $648,000 for the six months ended June 30, 1998 compared to $295,000 for the six months ended June 30, 1997. Marketing increased to $669,000 for the three months ended June 30, 1998 compared to $54,000 for the three months ended June 30, 1997, and was $999,000 for the six months ended June 30, 1998 compared to $122,000 for the six months ended June 30, 1997. The increase in marketing reflects an increased emphasis on radio and mail advertising in order to increase demand for mortgage banking operations. Professional services increased to $517,000 for the three months ended June 30, 1998 compared to $74,000 for the three months ended June 30, 1997, and was $811,000 for the six months ended June 30, 1998 compared to $132,000 for the six months ended June 30, 1997. The increase in professional services was partially related to the merger-related costs incurred inconjunction with the FIRSTPLUS transaction. Telephone and other expense increased to $276,000 and $1.0 million, respectively, for the three months ended June 30, 1998 compared to $132,000 and $307,000 for the three months ended June 30, 1997 and were $493,000 and $1.5 million for the six months ended June 30, 1998 compared to $217,000 and $567,000 for the six months ended June 30, 1997.

Income Taxes
------------

     The provision for income taxes increased to $1.2 million for the three months ended June 30, 1998 compared to $666,000 for the three months ended June 30, 1997 due to an increase in income before income tax provision. Income before income tax provision increased to $2.7 million for the three months ended June 30, 1998 from $1.6 million for the three months ended June 30, 1997. The effective tax rate increased to 44.4% for the three months ended June 30, 1998 from 42.1% for the three months ended June 30, 1997 due to $206,000 of non-tax deductible merger-related costs expensed during the quarter.

     The provision for income taxes increased to $3.8 million for the six months ended June 30, 1998 compared to $558,000 for the six months ended June 30, 1997. Income before income tax provision increased to $9.1 million for the six months ended June 30, 1998 compared to $1.3 million for the six months ended June 30, 1997.

COMPARISON OF FINANCIAL CONDITION AS OF  JUNE 30, 1998 AND DECEMBER 31, 1997
----------------------------------------------------------------------------

     Total assets increased to $459.6 million as of June 30, 1998 compared to $397.1 million as of December 31, 1997. This increase was attributable to the increase in loans held-for-sale during the period ended June 30, 1998 due to increased loan originations and purchases. Loans held-for-sale totaled $335.8 million as of June 30, 1998 compared to $289.3 million as of December 31, 1997. Loans held-for-investment decreased to $27.7 million as of June 30, 1998 compared to $29.1 million as of December 31, 1997 due primarily to normal loan payment activity.

     Residual assets increased slightly to $48.8 million as of June 30, 1998 compared to $45.4 million as of December 31, 1997. This increase reflects the additional residual from the pre-fund on the 1997-3 securitization during the first quarter offset by the residual asset write down as described above. Mortgage servicing rights increased as a result of the loan sales with servicing retained to $9.3 million as of June 30, 1998 compared to $8.5 million as of December 31, 1997.

     Cash and cash equivalents were $13.7 million as of June 30, 1998 compared to $3.5 million as of December 31, 1997. Cash and cash equivalents increased by $10.2 million as of June 30, 1998 due to the timing of loan originations and purchases. Premises and equipment increased to $6.8 million as of June 30, 1998 compared to $4.8 million as of December 31, 1997. This increase of $2.0 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which opened in May, 1998. Real estate owned increased to $2.1 million as of June 30, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

     The Company increased its liabilities by increasing deposit accounts to $266.3 million as of June 30, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $243.8 million as of June 30, 1998 compared to $193.8 million as of December 31, 1997.

     The Company decreased FHLB advances and borrowings from $119.2 million at December 31, 1997 to $116.5 million at June 30, 1998 due to the increase in deposit accounts of $54.6 million offset by the higher loan receivable balance as of June 30, 1998 of $45.2 million.

     Accounts payable and other liabilities increased to $20.6 million as of June 30, 1998 compared to $15.3 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $56.2 million as of June 30, 1998 from $50.9 million as of December 31, 1997 due to earnings of $5.2 million.

     The Company's non-performing assets increased to $9.5 million as of June 30, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.9 million is due primarily to non-accrual loans with an increase of $3.9 million in one- to-four family residential loans offset by a decrease of $1.6 million in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 2.12% as of June 30, 1998 from 1.64% as of December 31, 1997. Non-performing assets as a percent of total assets increased to 2.08% as of June 30, 1998 from 1.65% as of December 31, 1997. The following table sets forth the non-performing assets at June 30, 1998 and December 31, 1997:

                                                                              As of         As of
                                                                            June 30,     December 31,
                                                                              1998           1997
                                                                              ----           ----
                                                                           (Dollars in   thousands)
Non-accrual loans                                                               $7,484         $5,126
Foreclosed real estate, net (1)                                                  2,065          1,440
                                                                                ------         ------
   Total non-performing assets                                                  $9,549         $6,566
                                                                                ======         ======
Allowance for loan losses as a percent of gross loans receivable(2)               0.49%          0.88%

Allowance for loan losses as a percent of total non-performing loans(3)          22.97          50.20

Non-performing loans as a percent of gross loans receivable(2)                    2.12           1.64

Non-performing assets as a percent of total assets(4)                             2.08           1.65

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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $83.1 million and $85.4 million for the six months ended June 30, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees), of $562.6 million and $158.4 million, net of proceeds from the sale and securitization of loans held-for-sale of $478.5 million and $77.6 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided from investing activities were $41.4 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $43.4 million and $6.6 million for the six months ended June 30, 1998 and 1997, respectively. Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $51.9 million and $57.2 million for the six months ended June 30, 1998 and 1997, respectively. The Company received proceeds from the lines of credit of $6.4 million for the six months ended June 30, 1998 and repayments of these lines of $(3.3) million for the six months ended June 30, 1997. Net deposits increased by $54.6 million and $50.8 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at the period end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures. The Company received net proceeds from the IPO of the Company's Common Stock of $28.7 million during the quarter ended June 30, 1997.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At June 30, 1998, cash and short-term investments totaled $13.7 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $275 million of which $91.0 million had been drawn upon at June 30, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of June 30, 1998.

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

     The Bank was in compliance with the minimum capital requirements in effect as of June 30, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of June 30, 1998:

               Actual    Required     Excess     Actual    Required
              Capital     Capital     Amount     Percent   Percent(a)
              --------  -----------  ---------   -------   --------
                        (Dollars in  thousands)
Tangible
               $27,786      $ 6,122    $21,664      6.81%      1.50%
Core
               $27,786      $16,326    $11,460      6.81%      4.00%
Risk-based
               $29,326      $23,792    $ 5,534      9.86%      8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At June 30, 1998, the Bank's ratios were 9.86%, 6.81% and 9.34%, respectively.

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

       YEAR 2000 COMPLIANCE:  As a financial institution operating in multiple
       ---------------------
states, the Company is dependent on computer systems and applications to conduct its business. The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers five stages including: (i) awareness, (ii) assessment, (iii) renovation, (iv) validation and
(v) implementation. The Company has completed the awareness and assessment stages for its Company-owned systems and applications. The renovation phase is currently in process and the Company is utilizing internal resources to test all major systems (deposit, loan and general ledger) which are provided by a service bureau. The renovation process is targeted to be largely completed by December 31, 1998 through the use of internal resources. Testing and certification of these systems and applications are targeted for completion by mid-1999. Year 2000 is critical to the Company. To date, the amounts incurred and expensed for developing and implementing the plan have not had a material effect on the Company's operations. The total remaining cost for addressing Year 2000 compliance of approximately $600,000, which is based upon management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 costs will be funded through operating cash flows. The Company is initiating communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

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

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     On May 28, 1998, the Company held its annual meeting of stockholders for the purpose of electing one Director to a term of three years, the approval of Life Financial Corp. 1997 Stock Option Plan and the ratification of Deloitte & Touche LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                                        For     Withheld
                                                                       -----    --------
     1.      Election of Director: Milton E. Johnson . . . . . . .  5,188,002     6,048

               The Directors whose terms continued and the years their terms expire are as follows:
               John Goodard (2000); Robert Riley (2000); Ronald Skipper (1999); and Daniel Perl (1999).

                                                                                                                            Broker
                                                                                                For     Withheld Abstains  Non-Votes

                                                                                              --------- -------- --------  ---------

     2.        Approval of Life Financial Corp. 1997.
               Stock Option Plan........................................................      5,066,877  51,308    75,540        325


     3.        Ratification of Deloitte & Touche LLP
               as the Company's independent auditors....................................      5,160,329   8,281    25,140        300

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)   The following exhibits are filed as part of this report:
            3.1 Certificate of Incorporation of Life Financial Corp. *
            3.2 Bylaws of Life Financial Corp. *
     (b)   Reports on Form 8-K
           None.
____________

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

                                    LIFE FINANCIAL CORPORATION

April 15, 1999                  By: /s/ Daniel L. Perl
--------------                      --------------------------------------------
Date                                Daniel L. Perl
                                    President and Chief
                                    Executive Officer
                                    (principal executive officer)

April 15, 1999                      /s/ Jeffrey L.  Blake
--------------                      --------------------------------------------
Date                                Jeffrey L. Blake
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)