Form 10-Q/A
period 1998-09-30
LIFE FINANCIAL CORP
filed 1999-04-15
CIK 1028918

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

     This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, as filed by the Registrant on November 13, 1998 and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the revaluation of residual assets retained in certain of the Company's 1997 and 1996 Securitization transactions. See Note 7 of Notes to Consolidated Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q/A
                                     INDEX

PART I                         FINANCIAL INFORMATION                                        PAGE
Item 1         Consolidated Statements of Financial Condition:
               September 30, 1998 (restated) and December 31, 1997 (unaudited)...........     1

               Consolidated Statements of Operations:
               For the Nine months ended September 30, 1998 (restated) and 1997(restated)
               and for the Three months ended September 30, 1998 (restated)
               and 1997 (restated) (unaudited)...........................................     2

               Consolidated Statements of Cash Flows:
               For the Nine months ended September 30, 1998 (restated) and
               1997 (restated) (unaudited)...............................................     3

               Notes to Consolidated Financial Statements (unaudited)....................     4

Item 2         Management's Discussion and Analysis of
               Results of Operations and Financial Condition.............................     7

Item 3         Quantitative and Qualitative Disclosures About Market Risk................    19

PART II        OTHER INFORMATION

Item 1         Legal Proceedings.........................................................    19

Item 2         Changes in Securities and Use of Proceeds.................................    19

Item 3         Defaults Upon Senior Securities...........................................    19

Item 4         Submission of Matters to a Vote of Security Holders.......................    19

Item 5         Other Information.........................................................    19

Item 6         Exhibits and Reports on Form 8-K..........................................    20

Item 1.  Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                                             September 30,          December 31,
                                                                                                 1998                   1997
                                                                                                 ----                   ----
                                                                                             (As restated,
                                                                                              See Note 7)
ASSETS
Cash and cash equivalents ...................................................              $       22,589         $        3,467
Securities held to maturity, estimated fair value of
     $3,023 and $5,030 at September 30, 1998 and
     December 31, 1997.......................................................                       3,007                  5,012
Residual assets, at fair value...............................................                      56,035                 45,352
Loans held for sale..........................................................                     215,331                289,268
Loans held for investment - net of allowance for
     loan losses of $1,751 and $2,573 at
     September 30, 1998 and December 31, 1997................................                      16,074                 29,076
Mortgage servicing rights, net...............................................                      13,235                  8,526
Accrued interest receivable                                                                         2,207                  2,638
Foreclosed real estate, net..................................................                       2,002                  1,440
Premises and equipment - net.................................................                       6,979                  4,764
Federal Home Loan Bank stock.................................................                       2,427                  1,067
Other assets.................................................................                      22,908                  6,461
                                                                                           --------------         --------------

     TOTAL ASSETS............................................................              $      362,794         $      397,071
                                                                                           ==============         ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts.............................................................              $      254,684         $      211,765
Federal Home Loan Bank advances..............................................                           -                  9,000
Other borrowings.............................................................                      13,787                100,170
Subordinated debentures......................................................                      10,000                 10,000
Accounts payable and other liabilities.......................................                      25,612                 15,250
                                                                                           --------------         --------------
     Total liabilities.......................................................                     304,083                346,185
                                                                                           ==============         ==============

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized;
  no shares outstanding......................................................                           -                      -
Common stock, $.01 par value; 25,000,000 shares authorized;
6,562,396 (1998) and 6,546,716 (1997) shares issued and outstanding..........                          66                     65
Additional paid-in capital...................................................                      42,223                 42,171
Retained earnings, partially restricted......................................                      16,422                  8,650
                                                                                           --------------         --------------
     Total stockholders' equity..............................................                      58,711                 50,886
                                                                                           --------------         --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................              $      362,794         $      397,071
                                                                                           ==============         ==============

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                  September 30,                  September 30,
                                                              --------------------      ---------------------------
                                                                     1998            1997            1998             1997
                                                                     ----            ----            ----             ----
                                                                (As restated,    (As restated,   (As restated,    (As restated,
                                                                 see Note 7)      see Note 7)     see Note 7)      see Note 7)
INTEREST INCOME:
Loans                                                           $     9,610       $     4,781     $     25,050     $     10,001
Residual assets                                                       1,742               619            4,892            1,265
Securities held to maturity                                              60               115              208              334
Other interest-earning assets                                           430               148            1,217              504
                                                                -----------       -----------     ------------     ------------
     Total interest income                                           11,842             5,663           31,367           12,104
                                                                -----------       -----------     ------------     ------------

INTEREST EXPENSE:
Deposit accounts                                                      3,513             2,259           10,393            5,440
Federal Home Loan Bank
  advances and other borrowings                                       3,085               468            6,407              888
Subordinated debentures                                                 353               353            1,045              774
                                                                -----------       -----------     ------------     ------------
     Total interest expense                                           6,951             3,080           17,845            7,102
                                                                -----------       -----------     ------------     ------------

Net Interest Income Before Provision for loan losses                  4,891             2,583           13,522            5,002

Provision for loan losses                                               736               400            2,366              900
                                                                -----------       -----------     ------------     ------------

Net Interest Income After Provision for loan losses                   4,155             2,183           11,156            4,102


NON-INTEREST INCOME:
Loan servicing and other fees                                         1,162               218            4,129              414
Service charges on deposit accounts                                      50                34              123               94
Net gains from mortgage  financing operations                         6,047             8,292           16,349           12,216
Other income                                                            125               107              607              265
                                                                -----------       -----------     ------------     ------------
   Total non-interest income                                          7,384             8,651           21,208           12,989
                                                                -----------       -----------     ------------     ------------

NON-INTEREST EXPENSE:
Compensation and benefits                                             3,076             2,477            8,602            5,534
Premises and occupancy                                                  962               332            2,444              805
Data processing                                                         406               229            1,054              524
Net loss on foreclosed real estate                                       32                25              217               94
FDIC insurance premiums                                                  39                31              100               69
Marketing                                                               788                72            1,786              195
Telephone                                                               321               222              814              439
Professional services                                                   360               111            1,172              243
Other expense                                                         1,135               680            2,670            1,247
                                                                -----------       -----------     ------------     ------------
     Total non-interest expense                                       7,119             4,179           18,859            9,150
                                                                -----------       -----------     ------------     ------------

Income Before Provision for tax expense                               4,420             6,655           13,505            7,941
Provision for tax expense                                             1,885             2,775            5,734            3,333
                                                                -----------       -----------     ------------     ------------

     NET INCOME                                                 $     2,535       $     3,880     $      7,771     $      4,608
                                                                ===========       ===========     ============     ============

Basic earnings per share                                        $      0.39       $      0.59     $       1.10     $       1.07
                                                                ===========       ===========     ============     ============
Basic weighted average shares outstanding                         6,558,997         6,537,377        6,552,192        4,320,270
                                                                ===========       ===========     ============     ============
Diluted earnings per share                                      $      0.37       $      0.57     $       1.14     $       1.04
                                                                ===========       ===========     ============     ============
Diluted weighted average shares outstanding                       6,773,454         6,853,584        6,841,217        4,436,353
                                                                ===========       ===========     ============     ============

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                                        Nine months ended
                                                                                               ---------------------------------
                                                                                                          September 30,
                                                                                                      1998            1997
                                                                                                   ---------       ---------
                                                                                                 (As restated,   (As restated,
                                                                                                  see Note 7)     see Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $   7,771       $   4,608
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                                     1,244             358
     Provision for estimated loan losses                                                               2,366             900
     Accretion of deferred fees                                                                           (4)           (435)
     Provision for estimated losses of foreclosed real estate                                             32              68
     Loss (gain) on sale of foreclosed real estate, net                                                   87             (46)
     Gain on sale and securitization of loans held for sale                                          (23,007)        (11,324)
     Unrealized (gain) loss on residual assets                                                         6,658            (892)
     Net accretion of residual assets                                                                 (4,892)         (1,265)
     Valuation allowance on mortgage servicing rights                                                    381             248
     Amortization of mortgage servicing rights                                                         1,909             698
     Purchase and origination of loans held for sale, net of loan fees                              (930,884)       (435,041)
     Proceeds from sales and securitization of loans held for sale                                   963,526         282,360
     Decrease (increase) in accrued interest receivable                                                  431          (1,177)
     Deferred income taxes                                                                                               110
     Increase in accounts payable and other liabilities                                               10,362           2,118
     Federal Home Loan Bank stock dividend                                                               (63)            (41)
     Increase in other assets                                                                        (16,347)           (649)
                                                                                                   ---------       ---------
          Net cash provided by (used in) operating activities                                         19,570        (159,402)
                                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans                                                                      52,847         (17,558)
Proceeds from sale of foreclosed real estate                                                           1,882             619
Purchase of securities held to maturity                                                                    -          (1,000)
Proceeds from maturities of securities held to maturity                                                2,000           2,000
Additions to premises and equipment                                                                   (3,416)         (2,541)
Purchase of Federal Home Loan Bank stock                                                              (1,297)           (195)
                                                                                                   ---------       ---------
          Net cash provided (used) by investing activities                                            52,016         (18,675)
                                                                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                                      42,919          74,129
(Repayments of) proceeds from other borrowings                                                       (86,383)         58,245
Net proceeds from issuance of common stock                                                                            32,509
Repayment of Federal Home Loan Bank advances                                                          (9,000)
Net proceeds from issuance of subordinated debentures                                                                  9,644
                                                                                                   ---------       ---------
          Net cash (used) provided by financing activities                                           (52,464)        174,527
                                                                                                   ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  19,122          (3,550)
CASH AND CASH EQUIVALENTS, beginning of period                                                         3,467          12,575
                                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                                           $  22,589       $   9,025
                                                                                                   =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                                      $  18,963       $   5,446
                                                                                                   =========       =========
Income taxes paid                                                                                  $       -       $   3,524
                                                                                                   =========       =========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                                     $   3,066       $   1,221
                                                                                                   =========       =========
Loans to facilitate sales of foreclosed real estate                                                $       -       $     166
                                                                                                   =========       =========

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

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                           For the nine months ended September 30,
                                                        ----------------------------------------------
                                                         1998                                    1997
                                         ------------------------------------    -------------------------------------
                                         Earnings       Shares      Per Share      Earnings      Shares      Per Share
                                        (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)   Amount
                                        -----------  -------------  ---------    -----------  -------------  ---------
Net Earnings                            $  2,535                                 $     3,880
                                        ========                                 ===========

Basic EPS Earnings available
  to common stockholders                $  2,535         6,558,997  $    0.39    $     3,880      6,537,377  $    0.59
                                                                    =========                                =========
Effect of Dilutive Securities
  Options                                   -              214,457                     -            316,207
                                        --------         ---------               -----------      ---------
Diluted EPS Earnings available
  to common stockholders plus
   assumed conversions                  $  2,535         6,773,454  $    0.37       $  3,880      6,853,584  $    0.57
                                        ========         =========  =========    ===========      =========  =========


                                                           For the three months ended September 30,
                                                        ----------------------------------------------
                                                        1998                                    1997
                                         ------------------------------------    -------------------------------------
                                         Earnings       Shares      Per Share      Earnings      Shares      Per Share
                                        (Numerator)  (Denominator)   Amount      (Numerator)  (Denominator)    Amount
                                        -----------  -------------  ---------    -----------  -------------  ---------
Net Earnings                            $     7,771                             $      4,608
                                        ===========                             ============

Basic EPS Earnings available
  to common stockholders                $     7,771      6,552,192  $    1.19    $     4,608      4,320,270  $    1.07
                                                                    =========                                =========

Effect of Dilutive Securities
   Options                                    -            289,025                     -            116,083
                                        -----------      ---------               -----------      ---------

Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions                   $     7,771      6,841,217  $    1.14    $     4,608      4,436,353  $    1.04
                                        ===========      =========  =========    ===========      =========  =========



5.   FIRSTPLUS Financial Group merger
     --------------------------------

     On March 11, 1998, the Company entered into an agreement and plan of merger ("Merger Agreement") with FIRSTPLUS Financial group, Inc. ("FIRSTPLUS"). The Merger Agreement provided for the merger of the Company with and into FIRSTPLUS, with FIRSTPLUS as the surviving corporation. Under the Merger Agreement, at the effective date of the merger, each outstanding share of Company common stock would have been converted into the right to receive between 0.500 and 0.667 share of FIRSTPLUS common stock. On October 9, 1998, the Company advised FIRSTPLUS that it was terminating the Merger Agreeement based upon, among other reasons, certain breaches of the Merger Agreement by FIRSTPLUS. On October 19, 1998, the Company filed a lawsuit against FIRSTPLUS arising out of the Merger Agreement in the United States Federal District Court for Dallas, Texas.

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

7.   Restatement
     -----------

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three and nine month period ended September 30, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's
(FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

     As a result, the financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The tax impact of the restatement is reflected as a reduction in deferred tax liabilities, included within accounts payable and other liabilities, of $2.0 million at September 30, 1998.

A summary of the significant effects of the restatement is as follows:

_________________________________________________________________________

                                                         1998
                                                        ------
_________________________________________________________________________
                                                 As
                                             Previously           As
                                              Reported         Restated
-------------------------------------------------------------------------
AT SEPTEMBER 30,
-------------------------------------------------------------------------
Restricted cash                                $ 12,920         $     -
-------------------------------------------------------------------------
Residual assets, as fair value                   47,932          56,035
-------------------------------------------------------------------------
Retained earnings, partially restricted          19,255          16,422
-------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                                                  1998                             1997
                                                                  ----                             ----
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                           As                                As
                                                      Previously           As           Previously         As
                                                       Reported         Restated         Reported       Restated
----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
Total interest income                                  $ 11,568         $ 11,842         $  5,697       $  5,663
----------------------------------------------------------------------------------------------------------------
Net gains from mortgage financing operations              4,890            6,047            8,344          8,292
----------------------------------------------------------------------------------------------------------------
Income before income tax provision                        3,180            4,420            6,740          6,655
----------------------------------------------------------------------------------------------------------------
Income tax provision                                      1,357            1,885            2,809          2,775
----------------------------------------------------------------------------------------------------------------
Net income                                                1,805            2,535            3,931          3,880
----------------------------------------------------------------------------------------------------------------
Net income per share - Basic                           $   0.28         $   0.39         $   0.60       $   0.59
----------------------------------------------------------------------------------------------------------------
Net income per share - Diluted                         $   0.27         $   0.27         $   0.57       $   0.57
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
----------------------------------------------------------------------------------------------------------------
Total interest income                                  $ 31,048         $ 31,367         $ 12,152       $ 12,104
----------------------------------------------------------------------------------------------------------------
Net gains from mortgage financing operations             14,807           16,349           17,413         12,216
----------------------------------------------------------------------------------------------------------------
Income before income tax provision                       11,644           13,505           13,186          7,941
----------------------------------------------------------------------------------------------------------------
Income tax provision                                      4,969            5,734            5,491          3,333
----------------------------------------------------------------------------------------------------------------
Net income                                                6,675            7,771            7,695          4,608
----------------------------------------------------------------------------------------------------------------
Net income per share - Basic                           $   1.02         $   1.19         $   1.78       $   1.07
----------------------------------------------------------------------------------------------------------------
Net income per share - Diluted                         $   0.98         $   1.14         $   1.73       $   1.04
----------------------------------------------------------------------------------------------------------------

Item 2.   Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K/A which focuses upon relevant matters occurring during the year ended December 31, 1997. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and nine months ended September 30, 1998.

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

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three and nine month period ended September 30, 1998, the Company's management determined that residual assets retained in certain of the Company's 1997 and 1996 securitization transactions had not been determined using the cash-out method, as required by the Financial Accounting Standards Board's
(FASB) Special Report, A Guide to Implementation of Statement 125 on Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Second Edition, dated December 1998, and related guidance set forth in statements made by the staff of the Securities and Exchange Commission (SEC) on December 8, 1998.

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

     As a result, the financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997, have been restated from amounts previously reported to properly reflect the pretax fair values of the residual assets, including restricted cash, and the resulting pretax gains and income tax provision as computed on the cash-out basis. The effects of the restatement are presented in Note 7 of Notes to Consolidated Financial Statements and have been reflected herein.

RESULTS OF OPERATIONS
---------------------

     Net income was $2.5 million for the three months ended September 30, 1998 compared to $3.9 million for the three months ended September 30, 1997, a decrease of $1.4 million. For the nine months ended September 30, 1998, the Company recorded net income of $7.8 million compared to $4.6 million for the nine months ended September 30, 1997. The decline in net income for the three month period ending September 30, 1998 is primarily due to the pre-tax write-down on the residual assets for $4.0 million for the three months ended September 30, 1998. The increase for 9 months was due to gain on sale of 1998-1 and partially offset by pre-tax write-down of $6.7 million. For the three months ended September 30, 1998 and September 30, 1997, the diluted earnings per share were $0.37 and $0.57, respectively. The diluted earnings per share for the nine months ended September 30, 1998 were $1.14 compared to $1.04 for the nine months ended September 30, 1997. The increase in earnings per share for the nine months was partially attributable to net gain from mortgage financing.

Interest Income
---------------
     Interest income was $11.8 million for the three months ended September 30, 1998 compared to $5.7 million for the three months ended September 30, 1997 due primarily to an increase in the average balance of interest-earning assets offset partially by a slight decline in the yield on those assets. Average interest-earning assets increased to $484.6 million for the three months ended September 30, 1998 compared to $230.6 million for the three months ended September 30, 1997. The yield on interest-earning assets decreased to 9.77% for the three months ended September 30, 1998 compared to 9.82% for the three months ended September 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $398.5 million with a yield of 9.65% for the three months ended September 30, 1998 compared to $194.8 million with a yield of 9.82% for the three months ended September 30, 1997. The increase in average loans receivable, net was due to an increase in loans held-for-sale.

     Interest income for the nine months ended September 30, 1998 was $31.4 million, compared to $12.1 million for the nine months ended September 30, 1997, due to an increase in the average balance of interest-earning assets, combined with an increase in the yield on those assets. Average interest-earning assets increased to $424.8 million for the nine months ended September 30, 1998 compared to $170.1 million for the nine months ended September 30, 1997. The yield on interest-earning assets increased to 9.85% for the nine months ended September 30, 1998 compared to 9.49% for the nine months ended September 30, 1997. The largest single component of interest-earning assets was loans receivable, net, which were $341.3 million with a yield of 9.79% for the nine months ended September 30, 1998, compared to $140.6 million with a yield of 9.49% for the nine months ended September 30, 1997.

Interest Expense
----------------

     Interest expense increased to $7.0 million for the three months ended September 30, 1998 compared to $3.1 million for the three months ended September 30, 1997 due primarily to an increase in the average interest-bearing liabilities. Average interest-bearing liabilities were $451.0 million for the three months ended September 30, 1998 compared to $200.4 million for the three months ended September 30, 1997. The largest component of average interest-bearing liabilities was certificate accounts, which averaged $225.9 million with a cost of 5.87% for the three months ended September 30, 1998, compared to $142.5 million with a cost of 5.97% for the three months ended September 30, 1997.

     The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $196.3 million with a cost of 6.95% for the three months ended September 30, 1998 compared to $39.7 million with a cost of 8.21% for the three months ended September 30, 1997. In addition to the subordinated debentures (Debentures) which were issued during 1997, the Company began utilizing two warehouse lines of credit and a residual financing line for total lines of $315 million which are indexed to London Interbank Offering Rate index ("LIBOR").

     For the nine months ended September 30, 1998, interest expense was $17.8 million compared to $7.1 million for the nine months ended September 30, 1997 due to an increase in the average interest-bearing liabilities combined with an increase in the rate paid on those liabilities. On March 14, 1997, the Company issued $10 million in Debentures through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures mature on March 15, 2004 and bear interest at a rate of 13.5% per annum, payable semi-annually. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998 at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. By September 15, 1998, $7.0 million of this debentures were called for payment on or before December 15, 1998. This issuance of debentures, combined with an increased reliance on certificate accounts and other borrowings, resulted in an increase in the average interest-bearing liabilities to $390.4 million for the nine months ended September 30, 1998 compared to $161.0 million for the nine months ended September 30, 1997. The average cost on borrowings increased to 6.11% for the nine months ended September 30, 1998 compared to 5.90% for the nine months ended September 30, 1997.

     The largest component of average interest-bearing liabilities was certificate accounts, which averaged $224.6 million with a cost of 5.92% for the nine months ended September 30, 1998 compared to $116.0 million with a cost of 5.89% for the nine months ended September 30, 1997. The second largest component of average interest-bearing liabilities is borrowings, which increased to an average balance of $139.4 million with a cost of 7.15% for the nine months ended September 30, 1998 compared to $27.3 million with a cost of 8.13% for the nine months ended September 30, 1997. This decline in the cost of borrowings is reflective of the higher proportional average balance of the warehouse lines of credit to the average balance of the subordinated debt during the nine months ended September 30, 1998.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

     Net interest income before provision for loan losses for the three months ended September 30, 1998 was $4.9 million compared to $2.6 million for the three months ended September 30, 1997. This increase is the result of an increase in average interest-earning assets and average interest-bearing liabilities. Average interest-earning assets increased to $484.6 million with a yield of 9.77% for the three months ended September 30, 1998 compared to $230.6 million with a yield of 9.82% for the three months ended September 30, 1997. Average interest-bearing liabilities increased to $451.0 million with a cost of 6.11% for the three months ended September 30, 1998 compared to $200.4 million with a cost of 6.10% for the three months ended September 30, 1997.

     Net interest income before provision for loan losses for the nine months ended September 30, 1998 was $13.5 million compared to $5.0 million for the nine months ended September 30, 1997. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities, an increase in the net interest margin and the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $424.8 million with a yield of 9.85% for the nine months ended September 30, 1998 compared to $170.1 million with a yield of 9.49% for the nine months ended September 30, 1997. Average interest-bearing liabilities increased to $390.4 million with a cost of 6.11% for the nine months ended September 30, 1998 compared to $161.0 million with a cost of 5.90% for the nine months ended September 30, 1997. The net interest margin was 3.18% for the nine months ended September 30, 1998 compared to 3.92% for the nine months ended September 30, 1997. The ratio of interest-earning assets to interest-bearing liabilities was 108.79% for the nine months ended September 30, 1998 compared to 105.61% for the nine months ended September 30, 1997.

Average Balance Sheets. The following tables set forth certain information relating to the Company for the three month and nine month periods ended September 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                            Three months ended            Three months ended             Nine months ended
                                            September 30, 1998            September 30, 1997             September 30, 1998
                                       -----------------------------  ----------------------------  -----------------------------
                                                                         (Dollars in Thousands)
Assets:                                 Average             Average   Average             Average    Average              Average
Interest-earning assets:                Balance  Interest  Yield/Cst  Balance  Interest  Yield/Cst   Balance  Interest  Yield/Cst
                                       --------  --------  ---------  -------  --------  ---------  --------  --------  ---------
 Interest-earning deposits and short-
  term investments                     $ 29,349  $    384     5.19%  $  9,430  $    132    5.55%   $  28,811  $  1,130     5.24%

 Investment securities(1)                 6,406       106     6.56      9,043       131    5.75        6,534       294     6.02
 Loans receivable, net(2)               398,497     9,610     9.65    194,776     4,781    9.82      341,298    25,051     9.79
 Mortgage-backed securities, net(1)           8         -     0.00          9         -    0.00            9         -     0.00
 Residual assets                         50,366     1,742    13.83     17,383       619   14.21       48,103     4,892    13.56
                                       --------  --------  --------- --------  --------              -------  --------
Total interest-earning assets           484,626    11,842     9.77    230,641     5,663    9.82      424,755    31,367     9.85
Non-interest-earning assets(3)           38,559                        28,320                         35,778
                                       --------                      --------                        -------
           Total assets(3)             $523,185                      $258,961                      $ 460,533
                                       ========                      ========                        =======

Liabilities and Equity:
 Interest-bearing liabilities:
   Passbook accounts                     4,355        27     2.46   $  4,031        21    2.07    $   4,144        76     2.45
   Money market accounts                 5,226        67     5.09      2,959        22    2.95        3,834       141     4.92
   Checking accounts                    19,295        76     1.56     11,212        70    2.48       18,455       238     1.72
   Certificate accounts                225,861     3,343     5.87    142,517     2,146    5.97      224,565     9,938     5.92
                                      --------  --------            --------  --------              -------  --------
    Total deposit accounts             254,737     3,513     5.47    160,719     2,259    5.58      250,998    10,393     5.54
   Borrowings                          196,272     3,438     6.95     39,661       821    8.21      139,440     7,452     7.15
                                      --------  --------            --------  --------              -------  --------
    Total interest-bearing
     liabilities                       451,009     6,951     6.11    200,380     3,080    6.10      390,438    17,845     6.11
                                                --------                      --------
Non-interest-bearing liabilities(3)     15,064                        23,069                         15,229
                                      --------                      --------                        -------
           Total liabilities(3)        466,073                       223,449                        405,667
Equity(3)                               57,112                        35,512                       $ 54,866
                                      --------                      --------                        -------
    Total liabilities and equity(3)   $523,185                      $258,961                       $460,533
                                      ========                      ========                        =======

Net interest income before provision
    for loan losses                             $  4,891                      $  2,583                         13,522
                                                ========                      ========                       ========
Net interest rate spread(4)                                  3.66                         3.72                            3.74
Net interest margin(5)                                       4.04                         4.48                            3.18
Ratio of interest-earning assets to
    interest-bearing liabilities                           107.45%                      115.10%                         108.79%

                                                     Nine months ended
                                                     September 30,1997
                                                ----------------------------
Assets:                                          Average             Average
Interest-earning assets:                         Balance  Interest  Yield/Cst
                                                --------  --------  ---------
 Interest-earning deposits and short-
  term investments                              $  8,780  $   462      7.04%
 Investment securities(1)                          8,901      376      5.65
 Loans receivable, net(2)                        140,551   10,001      9.49
 Mortgage-backed securities, net(1)                    9        -      0.00
 Residual assets                                  11,835    1,265     14.25
                                                --------  -------   --------
Total interest-earning assets                    170,076   12,104      9.49
                                                          -------   --------
Non-interest-earning assets(3)                    20,015
                                                --------
           Total assets(3)                       190,091
                                                ========

Liabilities and Equity:
 Interest-bearing liabilities:
   Passbook accounts                            $  4,027       63       2.09
   Money market accounts                           2,978       67       3.01
   Checking accounts                              10,691      201       2.51
   Certificate accounts                          116,035    5,109       5.89
                                                --------  -------
    Total deposit accounts                       133,731    5,440       5.44
   Borrowings                                     27,308    1,662       1.13
                                                --------  -------
    Total interest-bearing liabilities           161,039    7,102       5.90
                                                          -------
Non-interest-bearing liabilities(3)               10,292
                                                --------
           Total liabilities(3)                  171,331
Equity(3)                                         18,760
                                                --------
    Total liabilities and equity(3)              190,091
                                                ========

Net interest income before provision
    for loan losses                                       $  5,002
                                                          ========
Net interest rate spread(4)                                              3.59
Net interest margin(5)                                                   3.92
Ratio of interest-earning assets to
    interest-bearing liabilities                                       105.61%

(1)  Includes unamorized discounts and premiums.

(2) Amounts is net of deferred loan origination fees, unamorized discounts, premiums and allowance for loan losses and includes loans held-for-sale, non-performing loans and warehouse financing receivable.

(3)  Average balances are measured on a month-end basis.

(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5) Net interest margin represents an interest income divided by average interest-earning assets.

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

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended September 30, 1998 totaled $6.0 million, compared to $8.3 million for the quarter ended September 30, 1997. This decrease was attributable to a pre-tax $4.0 million mark-to-market write down of residual assets partially offset by an increase in the level of mortgage financing operations, with loans sold and securitized totaling $466.1 million (including $154.8 million in whole loan sales) during the three months ended September 30, 1998, compared to loans securitized totaling $100.9 million for the three months ended September 30, 1997. The write down of residual assets was directly the result of a decline in interest rates and a corresponding increase in prepayments speeds associated with the 1996-1, 1997-1 and 1997-2 securitizations which were issued respectively in December 1996, March 1997 and September 1997. At September 30, 1998, the Company utilized prepayment assumptions ranging from 17% to 50%, an estimated loss factor assumption ranging from 1.00% to 2.50% and a weighted average discount rate of 13.5% to value residual assets. The residual asset valuation associated with the 1998-1 securitization completed during the three months ended September 30, 1998 utilized prepayment assumptions of 35% on adjustable rates and a 36.6% ramped CPR on fixed rates, an estimated loss factor assumption of 1%, and a weighted average discount rate of 13.5%. During the three months ended September 30, 1998, there were no loans sold to FIRSTPLUS of Dallas, Texas. Loans originated and purchased totaled $368.3 million for the three months ended September 30, 1998, compared to $194.4 million for the three months ended September 30, 1997.

     For the nine months ended September 30, 1998, net gains from mortgage financing operations totaled $16.3 million compared to $12.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $961.7 million (including $577.2 million in whole loans sales) during the nine months ended September 30, 1998, compared to loans sold or securitized totaling $277.3 million (including $73.3 million in whole loans sales) for the nine months ended September 30, 1997, partially offset by write down on residuals of $6.7 million. For the nine months ended September 30, 1998, $210.5 million of the $961.7 million (or 21.9%) was sold to FIRSTPLUS for a gain of $6.6 million. Loans originated and purchased totaled $930.9 million for the nine months ended September 30, 1998 compared to $435.0 million for the nine months ended September 30, 1997.

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

     Premises and occupancy expenses increased to $962,000 for the three months ended September 30, 1998 compared to $332,000 for the three months ended September 30, 1997, and were $2.4 million for the nine months ended September 30, 1998 compared to $805,000 for the nine months ended September 30, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating centers in Denver, Colorado, Attleboro, Massachusetts, and San Jose, California, as well as the opening of the new Corporate Headquarters and regional lending center located in Riverside, California, and the relocation of the Florida regional office, the addition of nine low cost retail lending offices in California, the opening of retail bank branches in Riverside and Redlands, California and additional office space for the expansion of the loan servicing operations in March 1998. The Company anticipates that premises and occupancy expense will continue to increase as the Company expands into new retail lending and retail banking offices as evidenced by the opening of a 67 seat national telemarketing center in May, 1998 in Riverside and the Huntington Beach, California branch opening anticipated in the fourth quarter of 1998.

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

Income Taxes
------------

     The provision for income taxes decreased to $1.9 million for the three months ended September 30, 1998 compared to $2.8 million for the three months ended September 30, 1997 due to a decrease in income before income tax provision. Income before income tax provision decreased to $4.4 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. The effective tax rate increased to 42.6% for the three months ended September 30, 1998 from 41.7% for the three months ended September 30, 1997 due to $94,000 of non-tax deductible merger-related costs expensed during the quarter.

     The provision for income taxes increased to $5.7 million for the nine months ended September 30, 1998 compared to $3.3 million for the nine months ended September 30, 1997. Income before income tax provision increased to $13.5 million for the nine months ended September 30, 1998 compared to $7.9 million for the nine months ended September 30, 1997. The effective tax rate increased to 42.5% for the nine months ended September 30, 1998 compared to 42.0% for the nine months ended September 30, 1997 due to the inclusion of merger-related costs of $300,000 during the period.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

     Total assets decreased to $362.8 million as of September 30, 1998 compared to $397.1 million as of December 31, 1997. This increase was attributable to the decrease in loans held-for-sale during the period ended September 30, 1998 due to a $322.1 million securitization during the quarter ending September 30, 1998. Loans held-for-sale totaled $215.3 million as of September 30, 1998 compared to $289.3 million as of December 31, 1997. Loans held-for-investment decreased to $16.1 million as of September 30, 1998 compared to $29.1 million as of December 31, 1997 due to a whole loan sale and normal loan payment activity.

     Residual assets increased to $56.0 million as of September 30, 1998 compared to $45.4 as of December 31, 1997. This increase reflects the additional residuals from the pre-fund on the 1997-3 securitization during the first quarter and the residual from the 1998-1 securitization during the third quarter offset by the residual asset write down as described previously. Mortgage servicing rights increased as a result of the loan sales with servicing retained to $13.2 million as of September 30, 1998 compared to $8.5 million as of December 31, 1997.

     Cash and cash equivalents were $22.6 million as of September 30, 1998 compared to $3.5 million as of December 31, 1997. Cash and cash equivalents increased by $19.1 million as of September 30, 1998 due to execution of 1998-1 in September, 1998. Premises and equipment increased to $7.0 million as of September 30, 1998 compared to $4.8 million as of December 31, 1997. This increase of $2.2 million is primarily due to the loan servicing department moving to a new location and retrofitting their previous facility in order to house the new Call Center operation which opened in May, 1998. Real estate owned increased to $2.0 million as of September 30, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem assets.

     Other assets were $22.9 million as of September 30, 1998 compared to $6.4 million as of December 31, 1997. The increase was due primarily to a $16.5 million receivable with the cash received on October 1.

     The Company increased its liabilities by increasing deposit accounts to $254.7 million as of September 30, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $230.7 million as of September 30, 1998 compared to $193.8 million as of December 31, 1997.

     The Company decreased FHLB advances and borrowings from $109.2 million at December 31, 1997 to $13.8 million at September 30, 1998 due to the increase in deposit accounts of $42.9 million and a reduction in the loan receivable balance as of September 30, 1998 of $86.9 million due to loans sales.

     Accounts payable and other liabilities increased to $25.6 million as of September 30, 1998 compared to $15.3 million as of December 31, 1997 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $58.7 million as of September 30, 1998 from $50.9 million as of December 31, 1997 primarily due to the earnings of $6.7 million.

     The Company's non-performing assets increased to $8.6 million as of September 30, 1998 compared to $6.6 million as of December 31, 1997. The increase of $2.0 million is due primarily to non-accrual loans with an increase of $2.9 million in one- to-four family residential loans offset by a decrease of $1.4 million in consumer loans. Non-performing loans as a percent of gross loans receivable increased to 2.95% as of September 30, 1998 from 1.64% as of December 31, 1997. Non-performing assets as a percent of total assets increased to 2.38% as of September 30, 1998 from 1.65% as of December 31, 1997.

The following table sets forth the non-performing assets at September 30, 1998 and December 31, 1997:

                                                                           As of           As of
                                                                           September 30,   December 31,
                                                                                  1998          1997
                                                                           ------------    -----------
                                                                           (Dollars in     thousands)
Non-accrual loans                                                            $6,645         $5,126
Foreclosed real estate, net (1)                                               2,002          1,440
                                                                             ------         ------
   Total non-performing assets                                               $8,647         $6,566
                                                                             ======         ======

Allowance for loan losses as a percent of gross loans receivable(2)            0.78%          0.88%

Allowance for loan losses as a percent of total non-performing loans(3)       26.35          50.20

Non-performing loans as a percent of gross loans receivable(2)                 2.95           1.64

Non-performing assets as a percent of total assets(4)                          2.38           1.65

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
                                                            ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended September 30, 1998, current market conditions have effected the liquidity of numerous mortgage lenders. The Company's warehouse lines of credit as of September 30, 1998 remain at a balance of $275 million with one of lenders evaluating the possibility of increasing the limit. The lines were paid off as of September 30, 1998. The Company has other sources of funds which continue to lessen the impact of current market conditions on its liquidity. The Company's other primary sources of funds are deposits, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.00. The Bank's average liquidity ratios were 11.18% and 9.23% for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Bank had $30.8 million in deposits maturing within one month as of September 30, 1998. The Bank anticipates that it will retain a portion of these accounts.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (used in) operating activities were $19.6 million and $(159.4) million for the nine months ended September 30, 1998 and 1997, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees), of $930.9 million and $435.0 million, net of proceeds from the sale and securitization of loans held-for-sale of $963.5 million and $282.4 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided by (used from) investing activities were $52.0 million and $(18.7) million for the nine months ended September 30, 1998 and 1997, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $52.8 million and $(17.6) million for the nine months ended September 30, 1998 and 1997, respectively. Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $52.5 million and $174.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Company made repayments on the lines of credit of $86.4 million for the nine months ended September 30, 1998 and were provided funds from these lines of $58.2 million for the nine months ended September 30, 1997. Net deposits increased by $42.9 million and $74.1 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at the period end. During the quarter ended March 31, 1997, the Company received the proceeds of $9.6 million on the issuance of subordinated debentures. The Company received net proceeds from the IPO of the Company's Common Stock of $32.5 million as of September 30, 1997.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At September 30, 1998, cash and short-term investments totaled $22.6 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $275 million, has a zero balance at September 30, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $13.8 million as of September 30, 1998.

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

     The Bank was in compliance with the minimum capital requirements in effect as of September 30, 1998. The following table reflects the required ratios and the actual capital ratios of the Bank as of September 30, 1998:

              Actual     Required     Excess     Actual    Required
              Capital     Capital     Amount     Percent   Percent(a)
              --------  -----------  ---------   -------   --------
                        (Dollars in  thousands)
Tangible       $29,446      $ 7,366    $22,080      6.00%      1.50%

Core           $29,446      $19,643    $ 9,803      6.00%      4.00%

Risk-based     $31,129      $28,134    $ 2,995      8.83%      8.00%

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

      To date, the amounts incurred and expensed for developing and implementing the plan have not had a material effect on the Company's operations. The total remaining cost for addressing Y2K compliance, is not expected to be material to the Company's operations. All remaining Y2K costs will be funded through operating cash flows and will be funded by reallocating existing resources rather than incurring incremental costs. The Company is initiating communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------
          None.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) The following exhibits are filed as part of this report:
                3.1  Certificate of Incorporation of Life Financial Corp. *
                3.2  Bylaws of Life Financial Corp. *
          (b) Reports on Form 8-K
___________

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

                                    LIFE FINANCIAL CORPORATION

April 15, 1999               By:/s/ Daniel L. Perl
--------------                  ------------------------------------
Date                                  Daniel L. Perl
                                      President and Chief
                                      Executive Officer
                                      (principal executive officer)

April 15, 1999                  /s/ Jeffrey L. Blake
--------------                  ------------------------------------
Date                                  Jeffrey L. Blake
                                      Chief Financial Officer and
                                      Treasurer (principal financial and
                                      accounting officer)