Form 10-K
period 1998-12-31
LIFE FINANCIAL CORP
filed 1999-04-15
CIK 1028918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-K
(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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
  Yes       No
      ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $3.38 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 26, 1999.

  As of March 26, 1999, the Registrant had 6,562,396 shares outstanding (excluding treasury shares).


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                                                           Page

   PART I
   ======

Item 1.        Business.................................................................................       1
               Additional Item. Executive Officers of the Registrant....................................      46
Item 2.        Properties...............................................................................      47
Item 3.        Legal Proceedings........................................................................      48
Item 4.        Submission of Matters to a Vote of Security Holders......................................      48

  PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters....................      49
Item 6.        Selected Financial Data..................................................................      49
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....      51
Item 8.        Financial Statements and Supplementary Data..............................................      64
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     101

  PART III

Item 10.       Directors and Executive Officers of the Registrant.......................................     101
Item 11.       Executive Compensation...................................................................     101
Item 12.       Security Ownership of Certain Beneficial Owners and Management...........................     101
Item 13.       Certain Relationships and Related Transactions...........................................     101

  PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     101

SIGNATURES                                                                                                   102

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

  The Company originates, purchases, sells, securitizes and services primarily alternative mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by borrowers who could generally qualify for Fannie Mae ("FNMA") or Freddie Mac ("FHLMC") loans ("alternative borrowers") but required relief from the more stringent documentation that those quasi-governmental agencies require. Through October 1998, the Company also made portfolio series loans, which are debt consolidation loans for borrowers whose credit history qualifies them for FNMA and FHLMC loans ("Agency Qualified Borrowers") with loan-to-value ratios up to 125%. The Liberator Series of loans is now the Company's "core product." The Company also originates primarily on a retail basis through the Income Capital Group multi-family residential, commercial and construction loans. A new division, the Consumer Finance Group, was introduced in the fourth quarter of 1998 with the express mandate to create private label and joint venture relationships to finance various direct to the consumer lending products.

  The Company conducts its business from thirteen locations: the Company's corporate headquarters and Western regional lending center in Riverside, California, four additional regional lending centers located in Jacksonville, Florida, the Denver, Colorado metropolitan area, San Jose, California, as well as the Boston metropolitan area. The national servicing center is located in Riverside, California adjacent to the corporate headquarters with the Consumer Finance Group domiciled in a company owned facility in Riverside, California. LIFE bank branch offices are located in the Southern California cities of San Bernardino, Riverside, Redlands and Huntington Beach.. In addition, the Company has recently entered into a lease for an additional Southern California bank branch in the Orange County community of Seal Beach that is expected to open in May of 1999.

  At December 31, 1998, the Company had consolidated total assets of $428.1 million, total deposits of $323.4 million and total stockholders' equity of $52.0 million. During the year ended December 31, 1998, the Company originated or purchased, through a network of approved correspondents and independent mortgage brokers (the "Originators"), $1.2 billion of mortgage loan products, and sold or securitized $1.1 billion of such products. The Bank's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Company's headquarters are located at 10540 Magnolia Avenue, Suite B, Riverside, California 92505, and its telephone number at that location is (909) 637-4000.

Historical Strategy of the Company

  During the early 1990's, as a result of reduced employment levels and corporate relocations in Southern California and the general weakness of the national economy, the Company's market area experienced a weakening of real estate values and a reduction in home sales and construction. When confronted with increased competition and nominal growth during this same period, the Company's results of operations were adversely impacted and the Company began to experience increases in total non-performing loans held for investment. In response, in 1994, the Company retained new management experienced in mortgage lending to redirect its business focus, revise its underwriting policies and procedures and enhance its related servicing capabilities. A plan was developed pursuant to which the Company reorganized its lending operations from that of a thrift solely emphasizing mortgage banking and portfolio lending to that of a diversified financial services operation focusing on the origination for sale or securitization, with servicing retained, of various alternative loan products to include Liberator Series of residential mortgage loans, as well as the Income Capital Group which provides commercial, multi-family and real estate construction loans. The Company also adopted revised underwriting policies and instituted more aggressive procedures for resolving problem loans and for reducing the level of non-performing assets. As a result of these steps, the Company improved its profitability.

  As part of the Company's strategic plan, the Bank developed an internal structure of operating divisions, each with distinct objectives and management focus. The six divisions include (i) the Financial Services Division which emphasizes the wholesale origination of the Bank's core products; (ii) the Income Capital Services Group which originates and sells commercial, multi-family and construction loans; (iii) the Retail Loan Division which concentrates on offering loan products directly to the public primarily in the Bank's primary market area; (iv) the Consumer Finance Group which provides financing for a variety of private label and joint venture consumer products; (v) Asset Management Division which services loans and REO for both the Bank and for Loan Purchasers; and (vi) the Banking Division which offers depository services to the public. These divisions do not necesarrily represent the operating segments of the company.

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

Corporate Structure

  The Company and the Bank consummated the Reorganization in June of 1997 whereby the Bank became a wholly owned subsidiary of the Company. Management believes that the holding company form of organization provides the Company with more flexibility and a greater ability to compete with other financial services companies in the market place. In addition, due to regulatory capital limitations, the Bank is limited in the amount of investments in residuals resulting from securitizations that it can retain. The Company is not subject to such limitations, and thus will reduce the restrictions on the Bank's regulatory capital by acquiring loans and creating the residuals as part of a securitization.


Core Lending Products

  General. The Company originates, purchases, sell, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by alternative borrowers, and Portfolio Series loans, which are debt consolidation loans for Agency-Qualified Borrowers with loan-to-value ratios generally up to 125%. The Company is currently emphasizing the origination of Liberator Series loans and has eliminated the Portfolio Series loan product effective October 1998. In addition, to a much lesser extent, the Company originates multi-family residential, commercial real estate and construction loans.

  The Company purchases and originates mortgage loans and other real estate secured loans primarily through a network of Originators on a nationwide basis. Beginning in 1998, the Company began to originate a limited number of loans specifically for retention in the Bank's portfolio as loans held for investment. Loans originated or purchased since 1994 through the Company's regional lending centers are generally originated for sale in the secondary mortgage market and, since the fourth quarter of 1996, in asset securitizations with servicing retained by the Company.

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

  The Company believes that the key element in developing, maintaining and expanding its relationships with Originators is to provide the highest possible level of product knowledge and customer service. Each account executive receives comprehensive training prior to being assigned to a territory. In most cases, training includes experience in the loan production department so that the account executive will be familiar with all phases of loan origination and production and will also become acquainted with the whole loan coordination team. This training enables the account executive to quickly review a loan application in order to identify the borrower's probable risk classification and then assist the Originator in identifying the appropriate product for the borrower, thereby enhancing the likelihood that the loan will be approved at the rate and on the terms anticipated by the borrower. After a loan package is submitted to the Company, the loan coordination team provides assistance to the Originator throughout the process to complete the loan transaction. Account executives and loan coordinators are compensated based on the number and the dollar volume of loans funded. A significant portion of a regional manager's compensation is tied to the profitability of his or her regional lending center and includes a component based on loan performance.

  Origination and Purchase of Loans. Loans are originated both through the Company's wholesale network of Originators and on a retail basis through the Company's Retail Lending Division. The Company has also made bulk purchases of loans from time to time and hired a senior management employee experienced in bulk purchases to expand the Company's loan purchases.

  The Company's mortgage financing and servicing operations are conducted primarily through regional lending centers located in Riverside, California, Jacksonville, Florida, the Denver, Colorado metropolitan area, Boston Massachuetts and San Jose, California. From its present locations, the Company is able to originate or purchase its core products in the District of Columbia and all 50 states with the exception of Alaska and Hawaii.

  The following table sets forth for the periods shown the aggregate dollar amounts and the percentage of core products originated or purchased by the Company in each state where 5.0% or more of the loans were originated or purchased during the years ended December 31, 1998 and 1997:

                                                    December 31,                       December 31,
                                                    ------------                       ------------
                                                        1998                               1997
                                                        ----                               ----
                                               $                  %               $                %
                                             ------            ------          -------          ------
                                                               (Dollars in thousands)
California............................       $  200,964               18.5%     $159,385               22.3%
Michigan..............................           67,995                6.3        20,853                2.9
Virginia..............................           65,202                6.0        42,722                6.0
Utah..................................           61,844                5.7        35,735                5.0
Maryland..............................           55,801                5.1        39,545                5.5
Florida...............................           53,532                4.9        37,009                5.2
North Carolina........................           51,694                4.8        38,011                5.3
Other.................................          529,338               48.7       342,292               47.8
                                             ----------              -----      --------              -----
  Total...............................       $1,086,370              100.0%     $715,552              100.0%
                                             ==========              =====      ========              =====

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

  In recent years, the Company has focused on both Liberator Series loans and Portfolio Series loans. The Company is currently emphasizing the origination of Liberator Series loans, as the Portfolio Series loans were phased out as of October 1998.

  Liberator Series loans are loans for the purchase or refinance of one- to four-family residential real property by alternative borrowers and loans which otherwise do not conform to FHLMC or FNMA guidelines ("conforming loans").
Loans to alternative borrowers are perceived by management as being advantageous to the Company because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than conforming loans. In addition, management believes the Company has the resources to adequately service loans acquired pursuant to this program as well as the experience to resolve loans that become non-performing. The Company has established specific underwriting policies and procedures, invested in facilities and systems and developed correspondent relationships with Originators throughout the country enabling it to develop its niche as an originator and purchaser of one-to four-family residential loans to alternative borrowers. Since the beginning of 1997, the Company has widely advertised its NINA loan product and in 1998 began the enhanced NINA, which is a limited documentation, lower loan-to-value loan product within the Liberator Series loan portfolio. The Company intends to continue to expand the volume of Liberator Series loans which it originates to market areas throughout the country to alternative borrowers who meet its niche lending criteria. Loans to alternative borrowers present a higher level of risk of default than conforming loans because of the increased potential for default by borrowers who may have had previous credit problems or who do not have an adequate credit history. Loans to alternative borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than conventional loans. The actual rates of delinquencies, foreclosures and losses on loans to alternative borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While the Company believes that the underwriting procedures and appraisal processes it employs enable it to somewhat mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.

  As of October 1998, the Portfolio Series loans were discontinued as a product line. Portfolio Series loans, which are debt consolidation loans for Agency Qualified Borrowers, were originated both on a wholesale basis through the Company's Life Financial Services Division, and through its Retail Lending Division. These loans are consumer-oriented loans secured by real estate, primarily home equity lines of credit and second deeds of trust, generally for up to 125% of the appraised value of the real estate underlying the aggregate loans on the property. Although the loan-to-value ratio on Portfolio Series loans is higher than that offered by other mortgage products, management believes that the higher yield and the low level of credit risk of the borrowers offsets the risks involved. In the event of a default on a Portfolio Series loan by a borrower, there generally would be insufficient collateral to pay off the balance of such loan and the Company, as holder of a second position on the property, would likely lose a substantial portion, if not all, of its investment. While the Company believes that the underwriting procedures it employs enable it to somewhat mitigate the higher risks inherent in such loans, no assurance can be given that such procedures will afford adequate protection against such risks.

  The following table sets forth the principal balance of each of the Company's core loan products originated during the years ended December 31, 1998 and 1997:

                                                          December 31,            December 31,
                                                          ------------            ------------
                                                             1998                    1997
                                                             ----                    ----
                                                                 (Dollars in thousands)
Liberator Series (full documentation)..............            $  421,616                 $186,964
Liberator Series (NINA)............................               262,210                   55,932
Portfolio Series...................................               402,544                  472,656
                                                               ----------                 --------
  Total............................................            $1,086,370                 $715,552
                                                               ==========                 ========


  The following table sets forth selected information relating to originations of Liberator Series loans during the years ended December 31, 1998 and 1997:



                                                                     For the  YearEnded            For the Year Ended
                                                                 ---------------------------   --------------------------
                                                                      December 31, 1998            December 31, 1997
                                                                 ---------------------------   --------------------------
                                                                      Full                          Full
                                                                      ----                          ----
                                                                 Documentation       NINA      Documentation      NINA
                                                                 --------------   ----------   --------------   ---------
                                                                                    (Dollars in thousands)
Principal balance.............................................        $421,616     $262,210         $186,964     $55,932
Average principal balance per loan                                         8.3          113               90         112
Combined weighted average initial loan-to-value ratio.........            78.2%        75.2%            76.6%       72.2%
Percent of first mortgage loans...............................            94.8         97.4             89.6        99.4
Property securing loans:
  Owner occupied..............................................            94.6         93.4             88.5        94.3
  Non-owner occupied..........................................             5.4          6.6             11.5         5.7
Percentage fixed-rate.........................................            66.9         51.5             38.5        24.6
Percentage ARMs...............................................            33.1         48.5             61.5        75.4
Weighted average interest rate:
  Fixed-rate..................................................             9.5          9.7             10.7        10.9
  ARMs........................................................             9.3          9.3              9.5         9.3

  The following table sets forth selected information relating to originations of Portfolio Series loans during the years ended December 31, 1998 and 1997:

                                                                                 For the          For the
                                                                                 -------          -------
                                                                               Year Ended        Year Ended
                                                                               ----------        ----------
                                                                              December 31,      December 31,
                                                                              ------------      ------------
                                                                                  1998              1997
                                                                                  ----              ----

Principal balance..........................................................        $402,544           $472,656
Average principal balance per loan.........................................              33                 33
Combined weighted average initial loan-to-value ratio......................           111.0              109.0
Percent of first mortgage loans............................................             0.0                0.2
Property securing loans:
  Owner occupied...........................................................           100.0              100.0
  Non-owner occupied.......................................................             0.0                0.0
Percentage fixed-rate......................................................            95.6               95.4
Percentage ARMs............................................................             4.4                4.6
Weighted average interest rate:
  Fixed-rate...............................................................            13.4               14.0
  ARMs.....................................................................            11.1               11.0

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

                                                                         Junior       Third Party     Mortgage
                                                                         ------       -----------     --------
                                                    Correspondents   Correspondents   Originators    Brokers(1)
                                                    --------------   --------------   -----------    ----------
Net Worth(2).....................................     $250,000         $100,000       $50,000            N/A
Years in Business................................         2                2             2               N/A
Warehouse Credit Facility........................        Yes              Yes             No              No
Errors and Omissions Insurance...................    $1.0 million          No             No              No
Number Doing Business with the Company at
 December 31, 1998...............................        129               53            72             1,118

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

  The Company purchases substantially all loans on an individual basis from qualified Originators. No single Originator accounted for more than 3.1% of the loans originated by the Company for the year ended December 31,

1998. It is the Company's general policy to limit the percentage of loans closed by any single Originator to approximately 5.0% of loans closed in any given period.

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

  Debt to income ratios for Portfolio Series mortgage loans generally did not exceed 45%, but in certain instances where deemed appropriate by the Company, the ratio may have gone as high as 50%. For Liberator Series mortgage loans, debt to income ratios may vary depending upon a number of other factors used to ascertain the creditworthiness of the borrower.

  The general criteria currently used by the Company in classifying prospective borrowers of its core loan products are summarized in the charts below.



                                Liberator Series

                                          "Ax" Risk                "A-" Risk                  "B" Risk
                                    ----------------------   ----------------------   ------------------------
Maximum Loan-to-Value
Ratio:
  Primary residence(1)...........           97%                      95%                         85%
  Secondary residence............           90%                      90%                         80%
  Investor property..............           90%                      90%                         80%
  Home equity line of
   credit........................           90%                      90%                         80%
  Debt Service to Income
   Ratio.........................           50%                      50%                      50-55%

Mortgage Credit..................   No more than 30-days     No more than 30-days     No more than 30 days
                                    late in the last 12      Late in the last 12      late in last 12 months
                                    months                   months                   for Liberator Plus
                                                                                      and no more than
                                                                                      60-days late in last 12
                                                                                      months for Liberator.



Bankruptcy Filings...............   No bankruptcy in last    No bankruptcy in last    No bankruptcy in last
                                    24 months                24 months                18 months






Minimum Credit Score
    Liberator                       620/600                  600/575                  550/530
    Liberator Plus                  620                      501                      575

                                               "C" Risk                  "Cx" Risk
                                       -------------------------   ----------------------
Maximum Loan-to-Value
Ratio:
  Primary residence(1)...........                 75%                      65%
  Secondary residence............                 70%                      65%
  Investor property..............                 70%                      65%
  Home equity line of
   credit........................                 --                       --
  Debt Service to Income
   Ratio.........................              50-60%                      60%

Mortgage Credit..................      No more than two 60         Currently delinquent
                                       days late payments and
                                       one  90 days late
                                       payments in last 12
                                       months




Bankruptcy Filings...............      No bankruptcy in last       Discharged within 12
                                       12 months                   months preceding
                                                                   application; current
                                                                   Chapter 13 or
                                                                   foreclosure
                                                                   acceptable when paid
                                                                   in full or cured from
                                                                   loan proceeds
Minimum Credit Score
    Liberator                          450                         less than 450
    Liberator Plus

(1) The NINA product is exactly the same except Loan-to-Value is 90% on primary residence.

  Loan Production by Borrower Risk Classification. The Company classifies borrowers according to credit risk from A+ to Cx; however, the predominant amount of its lending is to borrowers in categories A- or higher. The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the years ended December 31, 1998 and 1997:


                                                       For the Year Ended                          For the  Year Ended
                                                       ------------------                          -------------------
                                                       December 31, 1998                            December 31, 1997
                                                       -----------------                            -----------------
                                                               Weighted                                   Weighted
                                                               --------                                   --------
                                                               Average     Weighted                       Average       Weighted
                                                               -------     --------                       -------       --------
               Product/Risk                          % of      Interest    Average              % of      Interest      Average
               ------------                          ----      --------    -------              ----      --------      -------
             Classifications             Volume      Total     Rate(1)     Margin(2)   Volume   Total     Rate(1)       Margin(2)
             ---------------             ------      -----     -------     ---------   ------   -----     -------       ---------
                                                   (Dollars in thousands)
Liberator Series (Full documentation)
A+.....................................   $  4,450     1.1%     9.10%       5.32%   $    964     0.5%       9.31%         5.16%
Ax.....................................    264,782    62.8      9.10        5.34      81,706    43.7        9.46          4.48
A-.....................................     69,818    16.5      9.47        5.68      52,488    28.1        9.77          5.24
A......................................      1,118     0.3      9.21        5.72          --      --          --            --
                                          --------   -----                           -------    -----
  Total A- or better...................    340,168    80.7       --          --      135,158    72.3        9.58          4.78
                                          --------   -----                           -------    -----
B+.....................................      5,409     1.3      9.75        6.17         143     0.1       10.42            --
B......................................     54,833    13.0     10.47        6.36      25,423    13.6       10.11          4.95
C......................................     14,018     3.3     11.18        7.00      11,229     6.0       11.00          5.64
Cx.....................................      7,188     1.7     11.87        7.22      15,011     8.0       12.32          6.83
                                          --------   -----                            ------     -----
  Totals...............................   $421,616   100.0%     9.46        5.63    $186,964   100.0%       9.96          5.02
                                          ========   =====                          ========   =====
Liberator Series (NINA)
A+                                        $  3,172     1.2%     9.47        5.65          --      --          --            --
Ax.....................................    197,930    75.5      9.39        5.25    $ 38,404    68.7%       9.20          5.47
A-.....................................     20,761     7.9      9.83        5.71       8,460    15.1        9.93          6.18
A......................................        340     0.1      8.34          --          --      --          --            --
A1.....................................      5,795     2.2      7.70          --          --      --          --            --
A2.....................................      1,996     0.8      7.97          --          --      --          --            --
A3.....................................      2,921     1.1      8.41          --          --      --          --            --
A4.....................................      1,666     0.6      9.11          --          --      --          --            --
                                          --------   -----                            ------    ----
  Total A- or better...................    234,581    89.4        --          --      46,864    83.8        9.33          5.59
                                          --------   -----                            ------    ----
B+.....................................        294     0.1     10.27        6.14           --     --          --            --
B......................................     15,935     6.1     10.60        6.43       4,325     7.7       10.74          6.26
C......................................      7,298     2.8     10.91        6.19       1,909     3.4       11.35          6.92
Cx.....................................      4,102     1.6     12.09        7.50       2,834     5.1       12.56          6.83
                                          --------   -----                             -----     ---
  Totals...............................   $262,210   100.0%     9.52        5.43    $ 55,932   100.0%       9.67          5.75
                                          ========   =====                          ========   =====
Portfolio Series
A+.....................................   $116,139    28.9%    12.78        2.79    $101,777    21.5%      13.09          5.00
Ax.....................................    128,068    31.8     13.20        3.90     171,206    36.2       13.72          5.26
A-.....................................    149,992    37.3     13.75        4.58     161,112    34.1       14.23          6.20
A......................................        134    0..0     13.17          --          --      --          --            --
                                          --------   -----                          --------   -----
  Total A- or better...................    394,333    98.0     13.29        3.83     434,095    91.8       13.76          5.55
                                          --------   -----                          --------   -----
B+.....................................      8,112     2.0     14.09        6.97      38,167     8.1       14.32          6.40
B......................................         29     0.0     16.99          --         394     0.1       12.74          3.23
                                                36     0.0     12.50          --          --      --          --            --
B......................................         34     0.0     13.99          --          --      --          --            --
                                          --------   -----                          --------   -----
  Total................................   $402,544   100.0%    13.30        3.90    $472,656   100.0%      13.81          5.62
                                          ========   =====                          ========   =====

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

  For Liberator Series loans, because of the alternative creditworthiness of the borrowers, the evaluation of the value of the property securing the loans and the ratio of loans secured by such property to its value become of greater importance in the underwriting process. The specific procedures and criteria utilized in the appraisal process range from a desk review, a field review, to a second appraisal, depending on the size of the loan and its loan-to-value ratio.

  The value of the mortgaged property has lesser importance with respect to the Portfolio Series loans in light of their high loan-to-value ratios. As a result, Portfolio Series loans generally have little or no equity in the mortgaged property available to repay the loan if it is in default. For Portfolio Series loans, the Company accepted the homeowner/mortgagee's "as stated" value on loans to $35,000. On loans in excess of $35,000 to a maximum of $50,000, the Company required a current tax assessment, a statistical appraisal or a HUD-1 conformed closing statement where purchase of the subject property has occurred within the previous 12 months. For loans in excess of $50,000, a drive-by appraisal including comparable analysis on a FHLMC Form 704 was required.

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

                                                                          Level of Approval
                                                --------------------------------------------------------------------
                                                                                                            Loan Committee
                                             One Staff           Two Staff                Loan              --------------
                                             ---------           ---------                ----               and Board of
                                            Underwriter        Underwriters             Committee            -----------
             Type of Loan                   -----------        ------------             ---------             Directors
        -----------------------                                                                               ---------
Mortgage loans held for sale...........         --             $1.0 million                --               More than $1.0
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

  The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to Office of Thrift Supervision ("OTS") regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1998, the Bank's loans to one borrower limit equaled $4.5 million. See "--Regulation--Federal Savings Institution Regulation--Loans-to-One Borrower."


Loan Sales and Asset Securitizations

  Loans are sold by the Company through securitizations and whole loan sales. With the exception of customary provisions relating to breaches of representations and warranties, loans securitized or sold by the Company are sold without recourse to the Company and generally are sold with servicing retained. For the years ended December 31, 1998, 1997 and 1996, the Company sold $610.5 million, $94.7 million, and $154.6 million in loans, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company securitized $462.1 million, $415.4 million and $51.9 million, respectively.

  In a securitization, the Company will generally transfer a pool of loans to a trust with the Company retaining the excess cash flows, known as residuals, from the securitization which consist of the difference between the interest rate of the mortgages and the coupon rate of the securities after adjustment for servicing and other costs such as trustee fees and credit enhancement fees. The cash generally will be used to repay advances on lines of credit used to finance the pool of loans that were acquired by the Company. Generally, the holders of the securities from the asset securitization are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance. The residual asset represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. The Company recognizes gain on sale of the loans in the securitization, which represents the excess of the estimated fair value of the residuals, net of closing and underwriting costs, less the allocated cost basis of the loans sold in the fiscal quarter in which such loans are sold. Management believes that it has made reasonable estimates of the fair value of the residual interests on its balance sheets. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded value of these residual interests are amortized as cash distributions are received from the trust holding the respective loan pool and are marked to market on a quarterly basis. The fair values of such residuals are based in part on market interest rates and projected loan prepayment and credit loss rates. Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses of these or similar securities may require the Company to write down the value of such residuals and result in a material adverse effect on the Company's results of operations and financial condition. The Company revalued the residuals and recorded a pre-tax unrealized loss of $16.6 million for the year ended December 31, 1998, due to a combination of higher-than-expected prepayment speeds and credit losses. The Company is not aware of an active market for the residuals. No assurance can be given that the residuals could in fact be sold at their carrying value, if at all.

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

  The Company has completed five securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997, one during the fourth quarter of 1997 and one during the thrid quarter of 1998. The characteristics and results of these securitizations are as follows:

                                           1996-1                       1997-1A                        1997-1B
                                 --------------------------   ---------------------------   ------------------------------
Type of loan securitized         Fixed Rate Liberator          Adjustable Rate              Fixed Rate Liberator
                                 Series and Portfolio          Liberator Series             Series and Portfolio Series
                                 Series
Weighted average coupon.......   13.32%                       9.45%                         13.02%
Amount of certificates issued.   $55.0 million                $38.5 million                 $61.5 million
Pass-through rate.............   6.95%                        1 month LIBOR plus 21         7.49%
                                                              21 bp
Amount of loans
 securitized(1)...............   $51.9 million                $33.6 million                 $46.5 million
Credit enhancement............   MBIA Insurance               MBIA Insurance                MBIA Insurance
                                 Corporation                  Corporation                   Corporation

Initial funding of reserve
 Accounts.....................   $1.6 million                 $941,000                      $3.1 million
Required reserve level to be
 Funded.......................   9.0% of original             5.5% of original              10.6% of original
                                 outstanding balance of       outstanding balance of        outstanding balance of
                                 loans                        loans                         loans
Gain on sale of loans.........   $4.3 million                 $5.7 million(2)               $5.7 million(2)
Gain on sale of loans as a
 percent of loans sold........   8.29%                        7.12%(2)                      7.12%(2)
Estimated prepayment speed....   17.0% H.E.P.(3)              25.0% C.P.R.(3)(4)            17.0% H.E.P.
Discount factor...............   13.5%                        13.5%                         13.5%
Annual estimated loss
 Assumption...................     1.5%                         0.5%                           0.5% of Liberator Series
                                                                                            loans; 1.5% of Portfolio
                                                                                            Series loans
Servicing fees................   0.50% for the first six      0.65% for the first           1.00% on fixed rate loans sold
                                 months and 1.00%             twelve months and 1.00%
                                 thereafter                   thereafter
Rating........................   AAA/Aaa (S&P/Moody's)        AAA/Aaa (S&P/Moody's)         AAA/Aaa (S&P/Moody's)

                                                  1997-2                      1997-3
                                       ----------------------------   ----------------------
Type of loan securitized              Fixed Rate Portfolio             Fixed Rate
                                      Series                           Portfolio Series

Weighted average coupon.......         13.64%                         13.86%
Amount of certificates issued.         $123.8 million                 $250.0 million
Pass-through rate.............         7.12%(5)                       7.62%

Amount of loans
 securitized(1)...............         $100.9 million                 $187.4 million
Credit enhancement............         Loan                           Loan
                                       overcollateralization          overcollateralization

Initial funding of reserve
 Accounts.....................         $1.3 million                   None
Required reserve level to be
 Funded.......................            7.0% of original               6.3% of original
                                       outstanding                    outstanding
                                       balance of loans               balance of loans
Gain on sale of loans.........         $9.4 million                   $10.7 million
Gain on sale of loans as a
 percent of loans sold........         9.33%                          5.69%
Estimated prepayment speed....         12.0% H.E.P.                   14.0% H.E.P.
Discount factor...............         13.5%                          13.5%
Annual estimated loss
 Assumption...................            2.0%                           2.5%
Servicing fees................          1.00%                          1.00%
Rating........................         (6)                            (7)

(1) For 1996-1, an additional $3.1 million was funded during quarter ended March 31, 1997 which created a gain on sale of loans of $ . For 1997-1A, $4.9 million was funded in April 1997. For 1997-1B, $15.0 million was funded in April 1997. For 1998-1, $ was funded in November , 1998. All of these prefunded amounts were sold under the same terms and conditions as set forth in the table above.

(2) The combined gain on sales of loans for 1997-1A and 1997-1B was $ million. The percentages are based on the combined 1997-1A and 1997-1B securitizations.

(3) Home Equity Prepayment ("H.E.P.") and Constant Prepayment Rate ("C.P.R.") are methods of estimating prepayment speeds.

(4) This prepayment assumption was revised during the third quarter of 1997
    resulting in an unrealized loss to the Company of $   ,000.

(5)  Weighted average rate.

(6) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/A2, the Class M-2 Notes were rated A/A2 and the Class B notes were rated BBB/Baa3.

(7) Each of the Senior Notes were rated AAA/Aaa (Fitch/Moody's), the Class M-1 Notes were rated AA/Aa2, the Class M-2 Notes were rated A/A2 and the Class B Notes were rated BBB/Baa2.

  The following table presents the actual loss and prepayment history as of December 31, 1998 and 1997 for the securitizations conducted by the Company. The 1997 data does not reflect the 1997-3 securitization, which was completed during December 1997 and for which meaningful data was not available as of that date:

                        December 31, 1998                              1996-1  1997-1A  1997-1B  1997-2  1997-3  1998-1A  1998-1B
                                                                       ------  -------  -------  ------  ------  -------  -------
  Lifetime actual loss percentage................................       4.969%    4.13%  2.609%   2.39%    1.54%    -- %      -- %
  Lifetime prepayments as a percentage of loans securitized
    annualized...................................................       24.59    46.32    19.36   15.07   11.75   20.45%     7.14%
  December 31, 1997                                                    1996-1  1997-1A  1997-1B  1997-2
                                                                       ------  -------  -------  ------
  Lifetime actual loss percentage................................        0.75%     -- %   0.43%   0.08%
  Lifetime prepayments as a percentage of loans securitized
    annualized...................................................       14.45    43.72     8.18    5.53

  The actual loss and prepayment history information provided above are not necessarily indicative of loss and prepayment results that may be experienced over the duration of the securitization.

  As market conditions warrant, loans will be either sold as securitizations or on a whole loan basis, whole loans will be sold pursuant to purchase, sale and servicing agreements negotiated with Loan Purchasers to purchase loans meeting the Company's underwriting criteria. At December 31, 1998 there were no outstanding commitments to deliver mortgage loans. The Company retains the servicing rights on the majority of loans sold. However, the Company also sells loans on a servicing released basis and may continue to subservice the loans for a fee for a period of time. The Company sells loans to a number of different investors with which it does business. As such, management believes that no one relationship with a Loan Purchaser constitutes the predominant source of sales for the Company and the Company does not rely on any specific entities for sales of its loans.


Commercial Real Estate and Multi-Family Real Estate Lending

  Consistent with its strategy of developing niche lending markets, the Company increased its efforts to originate and purchase multi-family and commercial real estate loans both in its primary market area and throughout the United States. Specifically, the Company has targeted the market for borrowers seeking loans in the range of $50,000 to $2.0 million, subject to the Bank's loans-to-one borrower limit, currently $4.5 million, which are secured by multi-family properties or properties used for commercial business purposes such as small office buildings, light industrial or retail facilities. Since the Company has been able to acquire such loans at a discount and expects to be able to continue to acquire such loans at a discount or low premium, management believes that the origination and subsequent sale of commercial and multi-family real estate loans will increase the Company's cash flow. The Company has streamlined and standardized its processing of commercial and multi-family real estate loans with a view to sale in the secondary market or securitization. Since 1994, substantially all commercial and multi-family real estate loans originated by the Company have been sold in the secondary market without recourse. Although there can be no assurances in this regard, management intends to gradually expand these operations, thereby adding a source of revenue for the Company as well as providing loans for future securitizations. There can be no assurances, however, that any such securitization will be completed in the future. Securitization of commercial and multi-family real estate loans is significantly less standardized and streamlined than securitization of one- to four-family residential mortgage loans.

  Management believes that it has the infrastructure in place to safely diversify its product line into this niche market. Two of the Company's senior executive officers, Daniel L. Perl and Joseph R. L. Passerino, have combined experience of approximately 29 years in commercial and multi-family real estate lending and have developed substantial relationships with commercial and multi-family real estate originators throughout the United States. In addition, the Company works primarily with a select group of approximately 100 mortgage brokers nationwide with specifically delineated credentials. The Company also works with eleven correspondents and expects to expand that number of approved correspondents to 15 in the near future. Commercial and multi-family real estate loan correspondents in the Company's network must have a net worth of at least $1.0 million, a two to three year history of funding and servicing multi-family and commercial real estate loans and errors and omissions insurance of at least $1.0 million. Where loans are originated by other than this pre-approved group of correspondents, the Company will underwrite the loan. The Company also works with a contract appraiser with nationwide experience in appraising commercial and multi-family real estate loans who appraises or reviews the appraisals on all such properties.

  The Company's policy is to not make commercial or multi-family real estate loans to borrowers who are in bankruptcy, foreclosure, have loans more than 30 days delinquent or other combinations of credit weaknesses unacceptable to the Company. The Company targets high to medium credit quality borrowers. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to 75% of the appraised value of the property depending on the borrower's creditworthiness. Multi-family real estate loans may be made in amounts up to 80% of the appraised value of the property. Commercial real estate loans and multi-family real estate loans may be either fixed rate or adjustable rate loans. These loans include prepayment penalties if repaid within the first three to five years. When evaluating a commercial or multi-family real estate loan, the Company considers the net operating income of the property and the borrower's expertise, credit history and personal cash flows. The Company has generally required that the properties securing commercial real estate and multi-family real estate loans have debt service coverage ratios (the ratio of net operating income to debt service) of at least 120%. The largest commercial real estate loan in the Company's held for sale portfolio at December 31, 1998 was $1.2 million and is secured by an eight-retail unit and a 38 office space building in Great Falls, Montana while the largest multi-family real estate loan in the Company's held for sale portfolio at December 31, 1998 was $1.6 million secured by a 90 unit multi-family property located in Pompano Beach, Florida. At December 31, 1998 the Company's commercial real estate portfolio was $14.2 million, or 4.21% of total gross loans, $9.2 million of which were held for sale. The Company's multi-family real estate portfolio at that same date was $17.4 million, or 5.15% of total gross loans, $15.4 million of which were held for sale.

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

Construction Lending

  The Company orignates construction loans for owner occupied single-family homes, single-family homes on a speculative basis, single family tract, retail, industrial, apartment and office product. Those projects built on a speculative basis are to builders and borrowers who have shown by past performance to be able to construct and effectively market the completed product and where management is comfortable with the underlying economic conditions. The Company`s loan to value maximum policy on a speculative residental project or a commerical project is not to exceed 75% of completed value. All construction loans at the time are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires some tangible form of equity in each construction project.

  As of December 31, 1998, the cumulative loan to value of the construction portfolio was below 70% and the portfolio was concentrated in residential product. Presently, the Company lends construction funds only in California with a concentration in Southern California due to its proximity and familiarity to management.

  Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single family permanent mortgage lending. However, construction loans involve risks different from completed project lending because loan funds are advanced upon security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moveover, construction projects are subject to uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and accuracy of the estimate of value upon completion. The Company requires the borrower's to carry, among other things, liability insurance equal to certain prescribed minimum amounts, and of course construction insurance. The Company disburses its own funds internaly via bank checks issued to control the physical completion to disbursed funds ratio along with on-site inspection for each draw.


Consumer and Other Lending

  The Company's consumer and other loans generally consist of overdraft lines of credit, commercial business loans and unsecured personal loans. At December 31, 1998, the Company's consumer and other loan portfolio was $3.0 million or .87% of total gross loans.


Loan Servicing

  Through December 31, 1993, the Company's loan servicing portfolio consisted solely of loans originated directly by the Company and retained for investment or sold, primarily as participations, to others. Commencing in January of 1994 through June of 1995, the Company purchased mortgage servicing rights on FNMA and FHLMC loans in order to expand the size of its loan servicing department and to further develop its loan servicing capabilities. The entire FHLMC servicing portfolio was resold in December 1995. During 1995, the Company began to retain substantially all servicing rights on loans sold. In addition, the Company intends to retain the servicing rights to the loans it securitizes. The pooling and servicing agreements related to the securitizations completed to date contain provisions with respect to the maximum permitted loan delinquency rates and loan default rates which, if exceeded, could allow the termination of the Company's right to service the related loans. At December 31, 1998, the cumulative losses and/or annual default rate on two of the Company's securitization transactions exceeded the permitted limit in the related pooling and servicing agreements. Servicing rights were $13.1 million at December 31, 1998. At December 31, 1998, the Company serviced $1.3 billion of loans of which $1.0 billion were serviced for others. There can be no assurance that the Company's estimates used to determine the fair value of mortgage servicing rights will remain appropriate for the life of the loans sold or the securitizations. If actual loan prepayments or delinquencies exceed the Company's estimates, the carrying value of the Company's mortgage servicing rights may have to be written down through a charge against earnings. The Company cannot write up such assets to reflect slower than expected prepayments, although slower prepayments may increase future earnings as the Company will receive cash flows in excess of those anticipated. Fluctuations in interest rates may also result in a write-down of the Company's mortgage servicing rights in subsequent periods. During 1998 and 1997, the Company recorded write-downs of $1.2 million and $1.3 million, respectively, on mortgage servicing rights as a result of higher than anticipated prepayment speeds on adjustable rate mortgage loans.

  The loan servicing and collections department has increased in size from four persons at December 31, 1994 to 62 persons at December 31, 1998. Within this department, personnel have experience in both alternative lending and also in managing the Company's non-performing loans in its historical local lending portfolio. This experience was gained in part during the economic downturn in Southern California and resulted in a low loss experience for the Company. See "--Lending Overview--Allowance for Loan Losses." The head of the servicing department has more than 25 years of experience in loan servicing and collections, including responsibility for a $10.0 billion portfolio of approximately 255,000 loans and a staff of 70 people. During the second quarter of 1998, substantial space in Riverside, California was leased for the loan servicing and collections operations and the space was occupied during that same quarter. The Company has enhanced its telephonic systems by purchasing a power dialing system, which became operational in the first quarter of 1998. During the second quarter of 1998, the Company enhanced its computer systems by adding document imaging, which creates an image of each document in a loan file accessible through the Company's wide area network.

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

  In addition to weekly loan delinquency meetings which are attended by members of senior management, the loan committee of the Board of Directors generally performs a monthly review of all delinquent loans 90 days or more past due. In addition, management reviews on an ongoing basis all delinquent loans. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Company takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Company generally sends the borrower a written notice of non-payment within ten days after the loan is first past due. In the event payment is not then received, additional letters and phone calls generally are made. If the loan is still not brought current, the Company generally sends a notice of the intent to foreclose 35 days after the loan is first past due. If a loan remains delinquent on the 45th day, a property inspection will be made to verify occupancy, determine the condition of the property and as an attempt to contact the borrower in person. If the borrower does not cure the delinquency and it becomes necessary for the Company to take legal action, which typically occurs after a loan is delinquent at least 60 days or more, the Company will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. The Company's procedures for repossession and sale of consumer collateral are subject to various requirements under state consumer protection laws.

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


  Credit Quality of Servicing Portfolio. The following table illustrates the Company's delinquency and default experience with respect to its loan servicing portfolio:

                                                                                               At December 31,
                                                                               ------------------------------------------
                                                              1998                                         1997
                                                      --------------------                           -----------------
                                         Number                                               Number
                                         ------                                               ------
                                           of           % of                     % of           of             % of
                                           --           ----                     ----           --             ----
                                         Loans/         Loans   Principal      Servicing       Loans/          Loans
                                         -----          -----   ---------      ---------       ------          -----
                                       Properties     Serviced   Balance       Portfolio      Properties     Serviced
                                       ----------     --------   -------       ---------      ----------     --------
                                                                                                          (Dollars in thousands)
Delinquency percentage(1)(2)
  30-59 days.....................          292         1.19%     $   11,419        0.85%           282        1.46%
  60-89 days.....................          126         0.51           3,795        0.28            148        0.76
  90 days and over...............          263         1.07           9,847        0.74            333        1.72
                                        ------         ----      ----------        ----         ------        ----
  Total delinquency..............          681         2.77%     $   25,061        1.87%           763        3.94%
                                        ======         ====      ==========        ====         ======        ====
Default percentage(3)
  Foreclosure....................          144         0.57%     $   12,489        0.93%            52        0.27%
  Bankruptcy.....................          157         0.64           8,213        0.61             49        0.25
  Real estate owned(4)...........           17         0.07           1,998        0.15             33        0.17
                                        ------         ----      ----------        ----         ------        ----
  Total default..................          318         1.28%     $   22,700        1.69%           134        0.69%
                                        ======         ====      ==========        ====         ======        ====
Total servicing portfolio........       24,634                   $1,339,003                     19,359
                                        ======                   ==========                     ======

                                                          At December 31,
                                       -----------------------------------------------------
                                                                                               1996
                                                                                    -----------------------
                                                                       Number
                                                                       ------
                                                        % of            of            % of                     % of
                                                        ----            --            ----                     ----
                                       Principal      Servicing        Loans/        Loans    Principal      Servicing
                                       ---------      ---------        ------        -----    ---------      ---------
                                        Balance       Portfolio      Properties     Serviced   Balance       Portfolio
                                        -------       ---------      ----------     --------   -------       ---------
                                  (Dollars in thousands)
Delinquency percentage(1)(2)
  30-59 days.....................       $  9,356       1.12%             10          0.26%     $    860         0.36%
  60-89 days.....................          3,664       0.44              --            --            --           --
  90 days and over...............          3,128       0.38               3          0.08           143         0.06
                                        --------       ----           -----          ----      --------         ----
  Total delinquency..............       $ 16,148       1.94%             13          0.34%     $  1,003         0.42%
                                        ========       ====           =====          ====      ========         ====
Default percentage(3)
  Foreclosure....................       $  6,269       0.75%             56          1.48%     $  6,279         2.64%
  Bankruptcy.....................          2,814       0.34               9          0.24           778         0.33
  Real estate owned(4)...........          3,509       0.42               9          0.24         1,197         0.50
                                        --------       ----           -----          ----      --------         ----
  Total default..................       $ 12,592       1.51%             74          1.96%     $  8,254         3.47%
                                        ========       ====           =====          ====      ========         ====
Total servicing portfolio........       $832,393                      3,781                    $237,958
                                        ========                      =====                    ========

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

Lending Overview

     Loan Portfolio Composition. At December 31, 1998, the Company's gross loans outstanding totaled $337.6 million, of which $238.7 million, or 70.7%, were held for sale and $98.9 million, or 29.3%, were held for investment. The types of loans that the Company may originate are subject to federal and state law and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                                 At December 31,
                                                     --------------------------------------------------------------------
                                        1998                     1997                    1996                   1995
                                ---------------------      ------------------       ----------------    -----------------
                                                 Percent                  Percent             Percent                  Percent
                                                 -------                  -------             --------                 --------
                                                   of                       of                   of                       of
                                                   --                       --                   --                       --
                                  Amount         Total     Amount          Total     Amount     Total   Amount           Total
                                  ------         -----     ------          -----     ------     -----   ------           -----
                                                                                  (Dollars in thousands)
Real estate(1):
 Residential:
  One- to four-
   Family....................      $294,033        87.11%   $278,205       89.02%    $54,275    78.67%   $54,007    84.04%
  Multi-family...............        17,380         5.15      10,653        3.41       4,752     6.89      2,412     3.75
 Commercial..................        14,225         4.21      16,763        5.36       9,659    14.00      7,522    11.71
 Construction................         8,571         2.54          --          --          --       --         --       --
Other loans:
 Loans secured by
  Deposit accounts...........           270         0.08         165        0.05         177     0.25        186     0.29
 Unsecured commercial
  Loans......................           124         0.04          63        0.02          67     0.10         70     0.11
 Unsecured consumer
  Loans......................         2,951         0.87       6,675        2.14          65     0.09         63     0.10
                                   --------       ------    --------       -----     -------   ------    -------   ------

    Total gross
                                    337,554       100.00%    312,524       100.00%    68,995   100.00%    64,260   100.00%
     loans...................      --------       ======    --------       =====     -------   ======    -------   ======

Less (plus):
 Undisbursed loan funds......         6,399                       --                      --                  --
 Deferred loan
  Origination (costs)
  Fees and (premiums)
  Discounts..................        (5,946)                  (8,393)                   (543)               (298)
 Allowance for
  Estimated loan
  Losses.....................         2,777                    2,573                   1,625               1,177
                                   --------                 --------                 -------             -------
    Loans
     Receivable,
     net.....................      $334,324                 $318,344                 $67,913             $63,381
                                   ========                 ========                 =======             =======

                                       1994
                                  ----------------
                                            Percent
                                            --------
                                  Amount       of
                                  ------       --
                                              Total
                                              -----
Real estate(1):
 Residential:
  One- to four-
   Family....................      $53,755     82.62%
  Multi-family...............        2,685      4.12
 Commercial..................        8,131     12.50
 Construction                           --        --
Other loans:
 Loans secured by
  Deposit accounts...........          213      0.33
 Unsecured commercial
  Loans......................          197      0.30
 Unsecured consumer
                                        84      0.13
  Loans......................      -------    ------

    Total gross
                                    65,065    100.00%
     loans...................      -------    ======

Less (plus):
 Undisbursed loan funds                 --
 Deferred loan
  Origination (costs)
  Fees and (premiums)
  Discounts..................           56
 Allowance for
  Estimated loan
  Losses.....................          832
                                   -------
    Loans
     Receivable,
     net.....................      $64,177
                                   =======

(1)  Includes second trust deeds.

     Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1998. There were $237.9 million of loans held for sale, gross, at December 31, 1998. The table does not reflect prepayment assumptions.

                                                                      At December 31, 1998
                                                            ----------------------------------------
                                                 One- to                                                            Total
                                                 -------                                                            -----
                                                  Four-         Multi-                                  Other       Loans
                                                  -----         ------                                  -----       -----
                                                 Family         Family    Commercial     Construction   Loans     Receivable
                                                 ------         ------    ----------     ------------   -----     ----------
Amounts due:
 One year or less............................     $    895       $    --   $    --        $8,571         $  720    $ 10,186
 After one year:
  More than one year to three years..........          257            42     3,225            --          1,025       4,549
  More than three years to five years........          305            --       803            --          1,600       2,708
  More than five years to 10 years...........        1,322         8,136     5,919            --             --      15,377
  More than 10 years to 20 years.............      106,671         8,594     3,205            --             --     118,470
  More than 20 years.........................      184,583           608     1,073            --             --     186,264
                                                  --------       -------   -------        ------         ------    --------
     Total amount due........................      294,033        17,380    14,225         8,571          3,345     337,554
                                                  --------       -------   -------        ------         ------    --------
 Less (plus):
  Undisbursed loan funds.....................           --            --        --         6,399             --       6,399
  Unamortized discounts (premiums), net......       (4,499)           (4)       --            --             --      (4,503)
  Deferred loan origination fees (costs).....       (2,343)          168       173            84             --      (1,918)
  Lower of Cost or Market....................          475                                                              475
  Allowance for estimated loan losses........        1,984            68       250            60            415       2,777
                                                  --------       -------   -------        ------         ------    --------
     Total loans, net........................      298,416        17,148    13,802         2,028          2,930     334,324
                                                  --------       -------   -------        ------         ------    --------
  Loans held for sale, net...................      216,645        15,262     8,980            --          2,610     243,497
                                                  --------       -------   -------        ------         ------    --------
  Loans held for investment, net.............     $ 81,771       $ 1,886   $ 4,822        $2,028         $  320    $ 90,827
                                                  ========       =======   =======        ======         ======    ========

     The following table sets forth at December 31, 1998, the dollar amount of gross loans receivable contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates. The Company's adjustable-rate mortgage loans require that any payment adjustment resulting from a change in the interest rate be made to both the interest and payment in order to result in full amortization of the loan by the end of the loan term, and thus, do not permit negative amortization.

                                                      Due After December 31, 1999
                                                ---------------------------------------
                                                   Fixed      Adjustable       Total
                                                -----------   -----------   -----------
                                                        (Dollars in thousands)
  Real estate loans:
    Residential:
     One- to four-family.....................      $190,765      $102,374      $293,139
     Multi-family............................        15,306         2,074        17,380
    Commercial...............................         8,598         5,626        14,225
    Other loans..............................         2,625            --         2,625
                                                   --------      --------      --------
        Total gross loans receivable.........      $217,294      $110,074      $327,369
                                                   ========      ========      ========

  The following tables set forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                            For the Year Ended December 31,
                                                    ------------------------------------------------
                                                         1998             1997             1996
                                                    --------------   --------------   --------------
                                                                 (Dollars in thousands)

  Gross loans(1):
  Beginning balance..............................       $  312,524         $ 68,995         $ 64,260
    Loans originated:
     One-to four-family(2).......................          440,685          341,294          100,745
     Multi-family................................           34,596           18,019            2,976
     Commercial..................................           22,274           13,631            7,172
     Construction................................            8,571               --               --
     Other loans.................................              309              837              126
                                                        ----------         --------         --------
        Total loans originated...................          506,435          373,781          111,019
    Loans purchased(3)...........................          674,117          399,326          111,534
                                                        ----------         --------         --------
     Total loans originated and purchased........        1,180,552          773,107          222,553
                                                        ----------         --------         --------
        Total....................................        1,493,076          842,102          286,813
  Less:
    Principal repayments.........................           79,085           17,289            9,184
    Sales of loans...............................          610,468           94,705          154,620
    Securitizations of loans.....................          462,067          415,350           51,944
    Transfer to REO..............................            3,902            2,234            2,070
                                                        ----------         --------         --------
        Total loans..............................          337,554          312,524           68,995
    Loans held for sale..........................          238,664          280,859           30,454
                                                        ----------         --------         --------
  Ending balance loans held for investment.......       $   98,890         $ 31,665         $ 38,541
                                                        ==========         ========         ========

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

     The Bank's Internal Asset Review Committee reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The following table sets forth information concerning loans, REO and total assets classified as substandard at December 31, 1998. At December 31, 1998 the Bank had $1.8 million of assets classified as Special Mention, $11.5 million of assets classified as Substandard, there were no assets classified as Doubtful and $118,000 of assets classified as Loss. As of December 31, 1998, assets classified as Special Mention include 81 loans totaling $1.8 million secured by one- to four-family residential properties. At December 31, 1998, the largest loan classified as Special Mention had a loan balance of $224,000 and is secured by a one- to four-family residential property located in Encinitas, California. As set forth below, as of December 31, 1998, assets classified as Substandard, Doubtful and Loss include 169 loans totaling $9.3 million.

                                                       At December 31, 1998
          ----------------------------------------------------------------------------------------------------------------------
                                                                                         Total Substandard, Doubtful
                                                                                         ---------------------------
                                    Loans                               REO                     and Loss Assets
                        ------------------------              ------------------------          ---------------
                        Gross       Net       Number of    Gross       Net       Number of     Gross         Net       Number of
                       -------   ----------   ---------   -------   ----------   ----------   --------   -----------   ---------
                       Balance   Balance(1)     Loans     Balance   Balance(1)   Properties   Balance    Balance(1)     Assets
                       -------   ----------   ---------   -------   ----------   ----------   --------   -----------   ---------
                                                                (Dollars in thousands)
Residential:
 One- to four-
  family............    $8,713    $8,029            106    $1,998    $1,998              17    $10,711    $10,627            123
 Multi-family.......        --        --             --        --        --              --         --         --             --
Commercial..........       479       427              2        --        --              --        479        427              2
Other loans.........       281       281             61        --        --              --        281        281             61
                        ------    ------            ---    ------    ------              --    -------    -------            ---
  Total loans.......    $9,473    $9,337            169    $1,998    $1,998              17    $11,471    $11,335            186
                        ======    ======            ===    ======    ======              ==    =======    =======            ===

--------------
(1) Net balances are reduced for specific loss allowances established against substandard loans and real estate.

     Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO in the Company's loans held for investment. There was one troubled-debt restructured loan within the meaning of SFAS 15, and 17 REO properties at December 31, 1998. Until September 30, 1996 it was the policy of the Company to cease accruing interest on loans at the time foreclosure proceedings commenced, which typically occurred when a loan is 45 days past due or possibly longer depending on the circumstances, which period will not exceed 90 days past due. Subsequent to March 31, 1996, the Company adopted a policy to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $789,000, $424,000, $179,000, $67,000, and $106,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was zero, zero, $12,000, $11,000, and $10,000.

                                                                                     At December 31,
                                                                     ------------------------------------------------
                                                                       1998      1997      1996      1995      1994
                                                                     --------   -------   -------   -------   -------
                                                                                 (Dollars in thousands)
Non-accrual loans:
 Residential real estate:
  One- to four-family.............................................   $ 7,134    $3,245    $2,361    $1,305    $1,766
  Multi-family....................................................        --       ---        45       ---        --
 Commercial.......................................................       131       131       ---        82        78
 Other loans......................................................       279     1,750        10        10        45
                                                                     -------    ------    ------    ------    ------
  Total...........................................................     7,544     5,126     2,416     1,397     1,889
REO, net(1).......................................................     1,898     1,440       561       827       555
                                                                     -------    ------    ------    ------    ------
  Total non-performing assets.....................................   $ 9,442    $6,566    $2,977    $2,224    $2,444
                                                                     =======    ======    ======    ------    ======
Restructured loans................................................   $   131    $  131    $  131    $  131    $    0
Classified assets, gross..........................................    10,529     7,565     4,829     3,929     3,951
Allowance for estimated loan losses as a percent of gross loans
 receivable(2)                                                          0.82%     0.88%     2.36%     1.83%     1.28%
Allowance for estimated loan losses as a percent of total
 non-performing loans(3)..........................................     36.81%    50.20%    67.26%    84.25%    44.04%
Non-performing loans as a percent of gross loans
 receivable(2)(3).................................................      2.23%     1.64%     3.50%     2.17%     2.90%
Non-performing assets as a percent of total assets(3).............      2.21%     1.65%     2.93%     3.00%     3.42%

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

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                     At December 31, 1998                        At December 31, 1997
                                           -----------------------------------------   -----------------------------------------
                                               60-89 Days          90 Days or More         60-89 Days          90 Days or More
                                           -------------------   -------------------   -------------------   -------------------
                                           Number   Principal    Number   Principal    Number   Principal    Number   Principal
                                           ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                             of      Balance       of      Balance       of      Balance       of      Balance
                                           ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                           Loans     of Loans    Loans     of Loans    Loans     of Loans    Loans     of Loans
                                           ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                                          (Dollars in thousands)
One-to four-family......................        6       $ 326        68      $7,134        27      $2,328        33      $3,245
Multi-family............................       --          --        --          --        --          --        --         ---
Commercial..............................       --          --         1         131        --          --         1         131
Other loans.............................       36         160        61         279       115         583       321       1,750
                                             ----       -----      ----      ------    ------   ---------    ------      ------
  Total.................................       42       $ 486       130      $7,544       142      $2,911       355      $5,126
                                             ====       =====      ====      ======    ======   =========    ======      ======
Delinquent loans to total gross loans...                 0.14%                 2.23%                 0.93%                 1.64%
                                                        =====                ======             =========                ======

                                                     At December 31, 1996
                                                ------------------------------
                                               60-89 Days         90 Days or More
                                           -----------------     -----------------
                                           Number   Principal    Number   Principal
                                           ------   ---------    ------   ---------
                                             of      Balance       of      Balance
                                           ------   ---------    ------   ---------
                                           Loans    of Loans     Loans    of Loans
                                           ------   ---------    ------   ---------
                                                    (Dollars in thousands)
One-to four-family......................        3       $ 354        21      $2,361
Multi-family............................       --          --         1          45
Commercial..............................       --          --        --          --
Other loans.............................       --          --         1          10
                                             ----       -----      ----      ------
Total...................................        3       $ 354        23      $2,416
                                             ====       =====      ====      ======
Delinquent loans to total gross loans...                 0.51%                 3.50%
                                                        =====                ======

     Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolios. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans held for sale and loans held for investment. The factors are based upon the composite industry standards and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolios as of the evaluation date.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance.

     The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.
The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Company, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.

     Executive management reviews the conditions quarterly in discussion with the Company's senior officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

     As of December 31, 1998, the Company's allowance for loan losses was $2.8 million or 0.82% of total gross loans, and 36.81% of non-performing loans compared to an allowance for loan losses of $2.6 million at December 31, 1997 or 0.88% of gross loans and 50.20% of non-performing loans. At December 31, 1998, the Company's allowance for loan losses was $2.8 million, consisting of a $2.3 million formula allowance, a $118,000 specific allowance and a $420,000 unallocated allowance.

     The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                                              At or for the Year Ended December 31,
                                                      ------------------------------------------------------
                                                        1998        1997        1996       1995       1994
                                                      ---------   ---------   --------   --------   --------
                                                                     (Dollars in thousands)
Balance at beginning of period.....................   $  2,573    $  1,625    $ 1,177    $   832    $   436
Provision for loan losses..........................      4,166       1,850        963      1,194      1,306
Charge-offs:
  Real estate:
     One- to four-family...........................      1,023         901        668        736        771
     Multi-family..................................         --         ---         45         --         --
     Commercial....................................         --         ---         11        111         47
  Other loans......................................      3,048           8         10         67         95
                                                      --------    --------    -------    -------    -------
        Total......................................      4,071         909        734        914        913
Recoveries.........................................        109           7        219         65          3
                                                      --------    --------    -------    -------    -------
Balance at end of period...........................   $  2,777    $  2,573    $ 1,625    $ 1,177    $   832
                                                      ========    ========    =======    =======    =======

Average net loans outstanding......................   $329,699    $191,140    $72,650    $65,521    $65,566
                                                      ========    ========    =======    =======    =======
Net charge-offs to average net loans outstanding...       1.20%       0.47%      0.71%      1.30%      1.39%

     The following table sets forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                        1998                                    1997                               1996
                           --------------------------------       ---------------------------------      -----------------------
                                                 Percent of                              Percent of
                                                 ----------                              ----------
                                                    Gross                                   Gross
                                                    -----                                   -----
                                                  Loans in                                Loans in
                                                  --------                                --------
                                                    Each                                    Each
                                                    ----                                    ----
                                 Percent of       Category                Percent of      Category                     Percent of
                                 ----------       --------                ----------      --------                     ----------
                                  Allowance       to Total                 Allowance      to Total                      Allowance
                                  ---------       --------                 ---------      --------                      ---------
                                  to Total          Gross                  to Total         Gross                       to Total
                                 ---------          -----                  --------         -----                       --------
                       Amount     Allowance         Loans       Amount     Allowance        Loans       Amount          Allowance
                       ------     ---------         -----       ------     ---------        -----       ------          ---------
One- to four- family    $1,984      71.45%         64.54%        $1,206      46.87%        89.02%        $1,462          89.97%
Multi-family........        68       2.46           5.16             66       2.57          3.41             20           1.23
Commercial..........       250       8.99           4.22            150       5.83          5.36            124           7.63
Construction                60       2.16           2.54             --         --            --             --             --
Other...............       415      14.93          23.44          1,151      44.73          2.21             19           1.17
                        ------     ------         ------         ------     ------        ------         ------         ------
Total allowance for
 loan losses........    $2,777     100.00%        100.00%        $2,573     100.00%       100.00%        $1,625         100.00%
                        ======     ======         ======         ======     ======        ======         ======         ======

                                                     1995
                                          ---------------------------
                        Percent of                              Percent of
                        ----------                              ----------
                           Gross                                   Gross
                           -----                                   -----
                         Loans in                                Loans in
                         --------                                --------
                           Each                                    Each
                           ----                                    ----
                         Category                Percent of      Category
                         --------                ---------       --------
                         to Total                 Allowance      to Total
                         --------                 ---------      --------
                           Gross                  to Total         Gross
                           -----                   -------         -----
                           Loans       Amount     Allowance       Loans
                           -----       ------     ---------       -----
One- to four- family      78.67%        $1,001       85.05%       84.04%
Multi-family........       6.89             14        1.19         3.75
Commercial..........      14.00            143       12.15        11.71
Construction                 --             --          --           --
Other...............       0.44             19        1.61         0.50
                         ------         ------      ------       ------
Total allowance for
 loan losses........     100.00%        $1,177      100.00%      100.00%
                         ======         ======      ======       ======

REO

     At December 31, 1998, the Company had $1.9 million of REO, net of allowances. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management and an allowance for REO losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated cost to sell. It is the policy of the Company to obtain an appraisal and /or a market evaluation on all REO at the time of possession and every six months thereafter.

Investment Activities

     Federally chartered savings institutions, such as the Bank, have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "-- Regulation--Federal Savings Institution Regulation--Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

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

     At December 31, 1998 the Company had $8,000 in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FHLMC and are being held-to-maturity. The Company may increase its investment in mortgage-backed securities in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     At December 31, 1998, the residual assets, which resulted from the Company's asset securitizations, of $50.3 million were classified as trading securities. For regulatory reasons, the residual assets are held by the Company. Future residuals and related assets generated by asset securitizations will be held by the Bank only until they can be sold to the Company or disposed of in some other transaction. The residual assets and any future residuals generated by future asset securitizations and held by the Company will be marked to market on a quarterly basis with unrealized gains and losses recorded in operations. See "--Loan Sales and Asset Securitizations."

     The following table sets forth certain information regarding the carrying and fair values of the Company's securities (excluding residual assets) at the dates indicated. There were no securities available-for-sale at the dates indicated:

                                                                                 At December 31,
                                                         ---------------------------------------------------------------
                                                                1998                  1997                  1996
                                                         -------------------   -------------------   -------------------
                                                         Carrying     Fair     Carrying     Fair     Carrying     Fair
                                                         --------   --------   --------   --------   --------   --------
                                                          Value      Value      Value      Value      Value      Value
                                                         --------   --------   --------   --------   --------   --------
                                                                             (Dollars in thousands)
Securities:
  Held-to-maturity:
     U.S. Treasury and other agency securities........     $4,463     $4,475     $6,070     $6,088     $8,827     $8,785
     Mortgage-backed securities.......................          8          8          9          9         10         10
                                                           ------     ------     ------     ------     ------     ------
        Total securities held-to-maturity.............     $4,471     $4,483     $6,079     $6,097     $8,837     $8,795
                                                           ======     ======     ======     ======     ======     ======

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities (excluding residual assets) as of December 31, 1998. There were no securities available-for-sale at December 31, 1998.

                                                                                     At December 31, 1998
                                                      ----------------------------------------------------------------------------
                                                                       More than One         More than Five         More than Ten
                                                                       -------------       -------------------   ----------------
                                            One Year or Less         Year to Five Years    Years to Ten Years           Years
                                            ----------------         --------------------   -------------------         -----
                                                      Weighted                 Weighted                 Weighted
                                                      ---------                --------                 --------
                                            Carrying   Average       Carrying   Average       Carrying  Average   Carrying
                                            --------  ---------      --------   ------        --------  -------   --------
                                             Value      Yield         Value      Yield         Value     Yield     Value
                                            --------  ---------       -----      -----        --------   -----     -----
                                                                                          (Dollars in thousands)
Securities:
  Held-to-maturity:
     U.S. Treasury and
       other agency securities.............  $2,000     6.13%         $   --      --  %        $    --     --        --
     Mortgage-backed securities............      --                       --                        --     --         8
                                             ------                   ------                   -------              ---
       Total held-to-maturity..............   2,000     6.13              --      --                --     --         8
FHLB stock.................................   2,463     5.44              --      --                --     --        --
                                             ------                   ------                                        ---
       Total securities held-to-maturity...  $4,463     5.74          $   --      --           $    --     --       $ 8
                                             ------                   ======                   =======              ===

                                                                  Total
                                                           --------------------
                                            Weighted                      Weighted
                                            ---------                     --------
                                            Average        Carrying       Average
                                            --------       -------        --------
                                             Yield         Value           Yield
                                            --------       -------         -----

Securities:
  Held-to-maturity:
     U.S. Treasury and
       other agency securities.............    -- %         $2,000         6.13%
     Mortgage-backed securities............  7.25                8         7.25
                                                            ------
       Total held-to-maturity..............  7.25            2,008         6.13
FHLB stock.................................    --            2,463         5.44
                                                            ------
       Total securities held-to-maturity...  7.25           $4,471         5.75
                                                            ======

Sources of Funds

     General. Deposits, lines of credit, loan repayments and prepayments, proceeds from sales and securitization of loans, cash flows generated from operations and borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 1998, certificates of deposit constituted 90.8% of total average deposits. The term of the fixed-rate certificates of deposit offered by the Company vary from 30 days to eighteen years and the offering rates are established by the Company on a weekly basis. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 1998, the Company had $291.1 million of certificate accounts maturing in one year or less.

     The Company relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. In addition, the Company seeks to attract deposits from outside of its market area by using nationwide advertising. In order to meet its liquidity needs for the purchase of loans, from time to time the Company offers above market interest rates on short term certificate accounts and may utilize brokered deposits. At December 31, 1998, the Company had no brokered deposits.

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

     The following table presents the deposit activity of the Company for the periods indicated:

                                            For the Year Ended December 31,
                                          ------------------------------------
                                             1998         1997         1996
                                          -----------   ---------   ----------
                                                 (Dollars in Thousands)
Net deposits (withdrawals).............      $ 97,638    $118,078      $15,700
Interest credited on deposit accounts..        14,030       7,976        2,476
                                             --------    --------      -------
  Total increase (decrease)
    in deposit accounts................      $111,668    $126,054      $18,176
                                             ========    ========      =======

     At December 31, 1998, the Company had $82.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                         Weighted
                                                      ---------------
           Maturity Period                 Amount      Average Rate
--------------------------------------   ----------   ---------------
                                            (Dollars in thousands)
  Three months or less................      $22,072             5.52%
  Over three through 12 months........       57,977             5.49
  Over 12 months......................        1,981             5.58
                                            -------
     Total............................      $82,030             5.50
                                            =======

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                                          For the Year Ended December 31,
                                      ---------------------------------------------------------------------------------------------
                                                    1998                                1997                               1996
                                      ---------------------------------   --------------------------------   ----------------------
                                                 Percent                            Percent                            Percent
                                                 --------                           -------                            --------
                                                 of Total       Weighted            of Total       Weighted            of Total
                                                 --------       --------            --------       --------            --------
                                       Average    Average        Average  Average    Average        Average  Average    Average
                                       -------   --------        -------  -------    -------        -------  -------   --------
                                       Balance   Deposits         Rate    Balance   Deposits         Rate    Balance   Deposits
                                       -------   --------         ----    -------   --------        -----    -------   --------
                                                                              (Dollars in thousands)
Passbook accounts..................    $  4,324     1.69%         2.36%    $  4,003    2.73%         2.10%    $ 4,401     6.03%
Money market accounts..............       4,779     1.87          4.79        2,971    2.02          2.96       4,233     5.80
Checking accounts..................      17,966     7.01          1.72       11,756    8.00          2.37       7,048     9.65
                                       --------   ------                   --------  ------                   -------   ------
  Total............................      27,069    10.57          2.36       18,730   12.75          2.41      15,682    21.48

Certificate accounts:
  Three months or less.............       9,148     3.57          5.52       15,887   10.81          5.54       3,994     5.47
  Four through 12
   months..........................     192,871    75.28          5.85       88,129   59.97          6.01      36,519    50.01
  13 through 36 months.............      22,105     8.63          5.84       18,467   12.57          5.71      10,204    13.98
  37 months or greater.............       4,997     1.95          6.55        5,730    3.90          6.28       6,616     9.06
                                       --------   ------                   --------  ------                   -------   ------
  Total certificate
   accounts........................     229,121    89.43          5.85      128,213   87.25          5.92      57,333    78.52
                                       --------   ------                   --------  ------                   -------   ------
  Total average deposits...........    $256,190   100.00%         5.48%    $146,943  100.00%         5.47%    $73,015   100.00%
                                       ========   ======                   ========  ======                   =======   ======

                                       Weighted
                                       --------
                                        Average
                                        -------
                                         Rate
                                         ----
Passbook accounts..................     2.09%
Money market accounts..............     2.79
Checking accounts..................     1.59

  Total............................     2.05

Certificate accounts:
  Three months or less.............     5.66
  Four through 12
   months..........................     5.23
  13 through 36 months.............     6.25
  37 months or greater.............     6.36

  Total certificate
   accounts........................     5.57

  Total average deposits...........     4.81%

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.

                                                Period to Maturity from December 31, 1998                          At December 31,
                           ----------------------------------------------------------------------------           ------------------

                                      Over One       Over          Over         Over
                                      ---------   -----------   ----------   ----------
                           One Year      to         Two to       Three to     Four to     More than
                           --------   ---------   -----------   ----------   ----------   ----------
                           Or Less    Two years   Three years   Four years   Five years   Five years     Total      1997      1996
                           --------   ---------   -----------   ----------   ----------   ----------   ---------  --------  --------
                                                          (Dollars in thousands)
Certificate accounts:
    0 to 4.00%..........   $     --      $   --          $ --         $ --         $ --         $ --   $     --   $     --   $    --

  4.01 to 5.00%.........     16,436                                                                      16,436      2,344     3,504

  5.01 to 6.00%.........    261,996       3,222           465          310          108          222    266,323    102,920    60,145

  6.01 to 7.00%.........     12,087         441            20           16            6           78     12,648     87,009     3,891

  7.01 to 8.00%.........        599         385           223           58           25          278      1,568      1,572     1,890
                           --------      ------          ----         ----         ----         ----   --------   --------   -------

     Total..............   $291,118      $4,048          $708         $384         $139         $578   $296,974   $193,845   $69,430
                           ========      ======          ====         ====         ====         ====   ========   ========   =======


     Borrowings. From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and internally generated funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Federal Home Loan Bank

System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the OTS and the FHLB. At December 31, 1998, the Bank had no outstanding advances from the FHLB.

     Both the Company and the Bank have the ability to enter into lines of credit to finance mortgage originations and purchases or for other corporate purposes. At December 31, 1998, the Bank's warehouse lines of credit consisted of two separate lines of credit aggregating $375.0 million, of which $13.6 million has been drawn at December 31, 1998. The lines of credit are secured by loans originated or purchased by the Company and range in interest rates from LIBOR plus 50 basis points to LIBOR plus 100 basis points. In addition, the Company has two lines of credit in the amount of $50.0 million secured by residual assets created by the Company's securitizations and stock of the Bank of which $26.3 million has been drawn at December 31, 1998. All of the lines of credit are uncommitted and may be terminated by the lenders at will. These lines of credit contain affirmative, negative and financial covenants, with which the Company was in compliance at December 31, 1998.

     On March 14, 1997, the Bank issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million through the Debenture Offering. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. The Debentures qualified as supplementary capital under regulations of the OTS which capital may be used to satisfy the risk-based capital requirements in an amount up to 100% of the Bank's core capital. See "Regulation--Federal Savings Institution Regulation-- Capital Requirements." By enhancing the Bank's capital position the Debentures provided support for the Bank's operations. The Debentures were until March, 1998 direct, unconditional obligations of the Bank ranking with all other existing and future unsecured and subordinated indebtedness of the Bank. They are subordinated on liquidation, as to principal and interest, and premium, if any, to all claims against the Bank having the same priority as savings account holders or any higher priority.

     At any time prior to maturity of the Debentures, the Bank was allowed to substitute in its place as obligor on the Debentures and as a party to the Debenture Purchase Agreement. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Due to the Substitution, holders of the Debentures had the option, at September 15, 1998 or at such later time as the Substitution occurs, to require the Company to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date. As of September 30, 1998, holders exercised their option to have the company purchase $8.5 million of Debentures. The Debentures were redeemed on December 14, 1998. The Company met this obligation by drawing $7.3 million from a new $10 million line of credit.

     The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                                                                           At or For the Year
                                                                             -----------------------------------------------
                                                                                           Ended December 31,
                                                                             -----------------------------------------------
                                                                                 1998              1997             1996
                                                                             -------------   ----------------   ------------
                                                                                         (Dollars in Thousands)
FHLB advances:
  Average balance outstanding.............................................       $  1,154           $  8,284        $ 4,259
  Maximum amount outstanding at any month-end during the period...........         17,062             17,800         13,900
  Balance outstanding at end of period....................................             --              9,000             --
  Weighted average interest rate during the period........................           5.02%              5.82%          5.93%
Debentures:
  Average balance outstanding.............................................       $  9,526           $  7,997             --
  Maximum amount outstanding at any month-end during the period...........         10,000             10,000             --
  Balance outstanding at end of period....................................          1,500             10,000             --
  Weighted average interest rate during the period........................          14.03%             14.09%            --
Lines of credit:
  Average balance outstanding.............................................       $112,886           $ 48,765             --
  Maximum amount outstanding at any month-end during the period...........        345,848            226,846             --
  Balance outstanding at end of period....................................         39,977            100,170             --
  Weighted average interest rate during the period........................           6.62%              6.53%            --
Total borrowings:
  Average balance outstanding.............................................       $123,566           $ 65,046        $ 4,259
  Maximum amount outstanding at any month-end during the period...........        372,910            254,646         13,900
  Balance outstanding at end of period....................................         41,477            119,170             --
  Weighted average interest rate during the period........................           7.18%              7.37%          5.93%

     Asset Securitizations. The Company has completed five asset securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997, one during the fourth quarter of 1997 and one during the third quarter of 1998. Net cash proceeds to the Company from these asset securitizations aggregated $877.9 million. As the Company anticipates that it will conduct regular asset securitizations in the future, it is expected that gain on sale of loans securitized will constitute a substantial source of cash flow for the Company's future loan originations, although there can be no assurance in this regard.

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

Subsidiaries

     As of December 31, 1998, the Company had two subsidiaries: the Bank and Life Investment Holdings, Inc. Life Investment Holdings, Inc. was incorporated in Delaware in 1997 as a bankruptcy-remote entity for use in the Company's asset securitization activities. The Bank had no subsidiaries at December 31, 1998.

Personnel

     As of December 31, 1998, the Company had 335 full-time employees and 11 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

Year 2000 Compliance

General

     As a financial institution operating in multiple states, the Company is dependent on computer systems and applications to conduct its business. The Company is preparing its systems and applications for the year 2000 (Y2k). The Y2k issue is the result of computer programs being written using two digit year fields instead of four digit year fields. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or miscalculations could result, disrupting operations and causing, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers.

The Program

     The Company has developed, and is actively engaged in, a comprehensive risk-based Y2k program consisting of a team involving members from various areas in the organization. The project team has been in place since May of 1998. The program is designed to make its computer systems and equipment Y2k ready. "Computer systems and equipment" includes systems generally thought of as information technology (IT) dependent, such as accounting, data processing, and telephone equipment, as well as systems not obviously IT dependent, such as photocopiers, facsimile machines, and security systems. The non-IT dependent systems may contain embedded technology, and the Company has included these syste ms as part of the program. The IT dependent portion of the program is approximately 80% complete, while the non-IT dependent portion of the program is substantially complete.

     The Company defines year 2000 readiness as information technology that accurately processes date/time data from, into, and between the years 1999 and 2000, as well as leap year calculations, with:

 .    All mission-critical systems and processes reviewed, renovated or replaced, as necessary.
 .    All mission-critical systems and processes tested.
 .    All key vendors, customers, and business partners identified and assessed for risk.
 .    Adequate change control procedures in place for re-testing of new or upgraded systems.
 .    Contingency plans in place to support business resumption requirements.

     The Y2k program consists of five stages: (i) awareness, (ii) assessment,
(iii) renovation, (iv) validation, and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope, and established program and management policies. This phase, although complete, continues to be reviewed. The assessment phase entailed an inventory of IT and non-IT systems, hardware, vendors, material customers, and facilities. Inventoried systems were also prioritized to identify critical systems. This phase is also complete, but is reviewed continually to manage changes to systems and relationships. The renovation phase is substantially complete, with minor patches and upgrades to internal non-critical IT systems to be complete by June 30, 1999. The validation and implementation phases have been completed for the Company's mission critical business financial systems. Other third party systems are in process of being validated and implemented, and these phases are estimated to be complete by June 30, 1999.

     To complete the five program phases, the Company is primarily using internal resources. The service bureau responsible for the Company's mission critical business financial systems is providing assistance with validation of third party systems that interface with their systems through proxy testing.

     The Company's systems use a combination of methodologies for date fields. Where possible, date fields were expanded to a full eight digits. For date fields that were retained in a six-digit format, a windowing technique was used. For the Company's mission critical business financial systems, the windowing technique is described as follows. If the last two digits of the date are 00-49, the century is 2000. If the last two digits of the date are 50-99, the century is 1900.

Contingency Planning

     An institution-wide contingency plan is in process and anticipated to be completed by the first quarter of 1999, with Y2k issues incorporated. The contingency plan is intended to enable the Company to continue to operate, to the extent that it can do so safely, including performing certain processes manually, repairing or obtaining replacement systems, and changing vendors. To date, no systems or vendors have had to be replaced and it is anticipated that none will be. The Company believes, however, that due to the widespread nature of the potential Y2k issues, the contingency planning process is an ongoing one, which will require further modifications as the Company obtains additional information regarding: (i) the Company's internal systems and equipment during the validation phase of its Y2k program, and (ii) the status of third party Y2k readiness.

Customer Awareness

     The Company has devoted significant time and effort in developing customer awareness as part of the Y2k program. Internal training of all employees was completed in December, and further training sessions are scheduled for June and September 1999. In addition, the company provides informational brochures as part of its program activities, regular program updates to third parties with which the Company has material relationships, and program status reports as part of its customer and employee newsletter.

Costs

     Through 1998, the amount of approximately $60,000 incurred and expensed for developing and implementing the Y2k program has not had a material effect on the Company's operations. The total remaining cost for addressing Y2k compliance is not expected to be material to the Company's operations. All remaining costs will be funded through operating cash flows and will be funded by reallocating existing resources rather than incurring incremental costs. None of the Company's other information technology projects have been delayed or deferred as a result of implementing the Y2k program.

Risks

     The Company believes that implementation of completed renovations on its internal systems and equipment will allow it to be Y2k compliant in a timely manner. There can be no assurances, however, that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Y2k compliant in a timely manner, or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The Company has initiated communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Y2k ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Y2k ready cannot reasonably be estimated.

     The Company is part of a regulated industry which has issued standards for Y2k readiness and is conducting audits to ensure compliance with those standards. To date, the Company has satisfied its regulators as to its compliance with Y2k standards. The Company believes its most likely worst case scenario is that customers could experience some manual processes or an inability to access their cash immediately. Although the Company does not believe that this scenario will occur, it is assessing the effect of such scenarios by using current financial data. In the event that this scenario does occur, the Company does not expect that it would have a material adverse effect on the Company's financial position, liquidity, and results of operations.

Forward-looking Statements

     The preceding Y2k issue discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Y2k issue discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the renovation, validation, and implementation phases of its Y2k program, as well as its contingency plans; its estimated cost of achieving Y2k readiness; and the Company's belief that its internal systems and equipment will be Y2k compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to: the availability of qualified personnel and other information technology resources, the ability to identify and renovate all data sensitive lines of computer code or to replace embedded computer chips in affected systems and equipment, and the actions of government agencies and other third parties with respect to Y2k readiness.

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

Federal Savings Institution Regulation

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 4% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, withinspecified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Bank met each of its capital requirements.

     The following table presents the Bank's capital position at December 31, 1998.

                                                                        Capital Ratios
                                                                   ------------------------
                            Actual       Required       Excess       Actual      Required
                           ---------   -------------   ---------   ----------   -----------
                                               (Dollars in thousands)
  Tangible..............     $27,311       $ 5,678      $21,633       7.21%         1.50%
  Core (Leverage).......      27,311        15,143       12,168       7.21          4.00
  Risk-based............      29,952        21,978        7,974      10.90          8.00

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio is less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution thant has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory infromation. An institution's assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

  In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1984, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF" - the deposit insurance fund that covers most commercial bank deposits) members paid
1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds merged.

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

  Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $4.5 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $2.0 million.

  QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

  A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 1998, the Bank maintained 99.96% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

  Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, the Bank was a Tier 1 Bank.

  Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December, 1998 was 7.07%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $77,000.

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

  Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

  Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees , benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropirate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

Federal Reserve System

  The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 1998 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $47.8 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.



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

                                                 Position with the Company and Bank
                                                 ----------------------------------
       Name            Age at 12/31/98             and Past Five Years Experience
     ----------        ---------------             ------------------------------
Jeffrey L. Blake.......       39           Corporate Secretary and Chief Financial Officer
Mary E. Darter.........       38           Executive Vice President. Joined the Bank in 1994. Previously in
                                           charge of warehouse line of credit division and bulk acquisitions at Imperial Credit Industries/Southern Pacific Thrift and Loan
Joseph R.L. Passerino..       44           Senior Vice President. Joined the Bank in February 1994.
                                           Previously in charge of loan production for St. Thomas Capital
                                           Corporation.

Item 2. Properties

  As of December 31, 1998, the Company conducted its business through ten offices.


                                                                               Net Book Value
                                                                               --------------
                                                      Original                 of Property or
                                                      --------                 --------------
                                                        Year                     Leasehold
                                                        ----                     ---------
                                             Leased    Leased     Date of      Improvements at
                                             ------    ------     -------      ---------------
                                              or         or        Lease         December 31,
                                              ---        --        -----         ------------
               Location                      Owned    Acquired   Expiration         1997
   ----------------------------------        -----    --------   ----------         ----
Corporate Headquarters and
Regional Lending Center:(1)
10540 Magnolia Avenue, Suites B & C
Riverside, CA                                Leased       1997         2003       $1,382,000

Regional Lending Center:
2600 South Parker Road, Suite 6-300
Aurora, CO                                   Leased       1997         2000           39,000

Regional Lending Center:
8031 Philips Highway
Jacksonville, FL                             Leased       1997         2002            1,000

Regional Lending Office:
4990 Speak Lane Suite 270.
San Jose, CA                                 Leased       1998         1999               --

Regional Lending Office
19 Park Street
Attleboro, MA                                Leased       1998         2003           25,000

Branch Office:
1598 E. Highland Avenue
San Bernardino, CA                           Leased       1986         2001          219,000

Branch Office:
10530 Magnolia Avenue, Suite A
Riverside, CA                                Leased       1997         2002           11,000

Branch Office:
1526 Barton Road
Redlands, CA                                 Leased       1998         2003           98,000

Branch Office
9971 Adams Avenue
Huntington Beach, CA                         Leased       1998         2006           72,000

Consumer Finance:
4110 Tigris Way
Riverside, CA                                 Owned       1996         ----          528,000

     The Company opened five low-cost retail lending offices and closed these offices plus two additional offices during the year ended December 31, 1998. Subsequent to that date, the Company had opened three retail lending offices. One retail lending office remains open at Corporate Headquarters.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of the Company has been quoted on the Nasdaq National Market under the symbol "LFCO" since the Company's IPO on June 30, 1997. As of March
1 , 1999, there were approximately 271 holders of record of the Common Stock. The following table summarizes the range of the high and low closing sale prices per share of Common Stock as quoted by Nasdaq for the periods indicated.

                            High       Low
                          --------   --------
Quarter Ended
March 31, 1997               N/A        N/A
June 30, 1997..........     $13.50     $13.38
September 30, 1997.....      19.25      13.63
December 31, 1997......      21.87      11.75


                            High       Low
                          --------   --------
Quarter Ended
March 31, 1998              $20.19     $10.75
June 30, 1998..........      25.38      17.25
September 30, 1998.....      20.56       5.00
December 31, 1998......       6.06       2.25


Item 6. Selected Financial Data

                                                                            At December 31,
                                            -------------------------------------------------------------------------------
                                                 1998            1997             1996            1995            1994
                                            --------------   -------------   --------------   -------------   -------------
                                                            (In thousands, except per share and share data)
Selected Balance Sheet Data:
Total assets.............................       $  428,078      $  397,071       $  101,763      $   74,136      $   71,402
Securities held-to-maturity and FHLB
   Stock.................................            4,471           6,079            8,837           2,700           2,860
Loans held for sale......................          243,497         289,268           31,018          21,688          17,070
Loans held for investment................           93,604          31,649           38,520          42,870          47,939
Allowance for estimated loan losses......            2,777           2,573            1,625           1,177             832
Residual assets at fair value............           50,296          45,352            4,691              --              --
Mortgage servicing rights................           13,119           8,526            2,645             683              --
Deposit accounts.........................          323,433         211,765           85,711          67,535          65,689
Borrowings...............................           41,477         119,170            3,278              --           1,250
Stockholders' equity.....................           51,998          50,886            7,716           4,268           3,748
Book value per share(1)..................       $     7.92      $     7.77       $     2.40      $     2.29      $     2.01
Shares outstanding(1)....................        6,562,396       6,546,716        3,211,716       1,866,216       1,866,216

                                                    (Continued on the next page)

                                                                                  For the Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                   1998          1997          1996          1995          1994
                                                                -----------   -----------   -----------   -----------   -----------
                                                                         (In thousands, except per share and share data)
Selected Operating Data:
Interest income..............................................   $   41,104    $   21,146    $    6,928    $    5,825    $    4,824
Interest expense.............................................       22,915        12,830         3,766         3,448         2,721
                                                                ----------    ----------    ----------    ----------    ----------
 Net interest income.........................................       18,189         8,316         3,162         2,377         2,103
Provision for estimated loan losses..........................        4,166         1,850           963         1,194         1,306
                                                                ----------    ----------    ----------    ----------    ----------
 Net interest income after provision for estimated loan
   Losses                                                           14,023         6,466         2,199         1,183           797
Net gains from mortgage financing operations.................        7,664        25,730         5,708         3,575         1,428
Other non-interest income....................................        6,519         1,500           760           445           260
Non-interest expense:
 Compensation and benefits...................................       11,570         9,210         5,233         2,544         1,575
 Net loss on foreclosed real estate..........................          211           126           158            53           280
 SAIF special assessment.....................................           --            --           448            --            --
 Other expense...............................................       14,638         6,654         2,842         1,792         1,601
                                                                ----------    ----------    ----------    ----------    ----------
 Total non-interest expense..................................       26,419        15,990         8,681         4,389         3,456
                                                                ----------    ----------    ----------    ----------    ----------
Income (loss) before income tax provision (benefit)..........        1,787        17,706           (14)          814          (971)
Income tax provision (benefit)...............................          728         7,382            38           294          (300)
                                                                ----------    ----------    ----------    ----------    ----------
Net income (loss)............................................   $    1,059    $   10,324    $      (52)   $      520    $     (671)
                                                                ==========    ==========    ==========    ==========    ==========
Basic earnings (loss) per share(2)...........................   $     0.16    $     2.11    $     0.02    $     0.28    $    (0.36)
                                                                ==========    ==========    ==========    ==========    ==========
Diluted earnings (loss) per share(2).........................   $     0.16    $     2.02    $     0.02    $     0.28    $    (0.36)
                                                                ==========    ==========    ==========    ==========    ==========
Basic weighted average shares outstanding(2).................    6,554,743     4,884,993     2,370,779     1,866,216     1,866,216
                                                                ==========    ==========    ==========    ==========    ==========
Diluted weighted average shares outstanding(2)...............    6,805,827     5,107,951     2,370,779     1,866,216     1,866,216
                                                                ==========    ==========    ==========    ==========    ==========

                                                                              At or For the Year Ended December 31,
                                                                       -------------------------------------------------------
                                                                      1998          1997          1996          1995          1994
                                                                     -----         -----         -----         -----         -----
                                                                                      (Dollars in thousands)
Selected Financial Ratios and Other Data(3):
Performance Ratios:
  Return on average assets...................................         0.23%         4.19%       (0.06)%         0.69%       (0.89)%
  Return on average equity...................................         1.92         40.45        (0.90)%        13.64        (17.01)
  Average equity to average assets...........................        12.14         10.35          6.77          5.04          5.22
  Equity to total assets at end of period....................        12.15         12.82          7.58          5.76          5.25
  Average interest rate spread(4)............................         3.83          3.30          3.78          3.09          2.79
  Net interest margin(5).....................................         4.36          3.68          3.95          3.25          2.88
  Average interest-earning assets to
    average interest-bearing liabilities.....................       109.81        106.65        103.64        103.50        102.27
  Efficiency Ratio(6)........................................        80.96         44.63         88.50         67.78         83.78
Loan Originations and Purchases..............................   $1,180,552    $  773,107    $  222,553    $  134,772    $   72,815
Bank Regulatory Capital Ratios(7):
  Tangible capital...........................................         7.21%         5.38%         7.57%         5.68%         5.25%
  Core capital...............................................         7.21          5.38          7.57          5.68          5.25
  Risk-based capital.........................................        10.90         10.52          8.09         10.17         10.00
Asset Quality Ratios:
  Non-performing assets as a percent of total
    assets(8)................................................         2.21%         1.65%         2.93%         3.00%         3.42%
  Allowance for estimated loan losses as a percent of
    non-performing loans.....................................        36.81         50.20         67.26         84.25         44.04

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

  The Company originates, purchases, sell, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by alternative borrowers and , through October 1998, Portfolio Series loans, which are debt consolidation loans for Agency-Qualified Borrowers, generally with loan-to-value ratios of up to 125%. In addition, to a much lesser extent, the Company originates multi-family residential commercial real estate and construction loans. The Company purchases and originates mortgage loans and other real estate secured loans through a network of Originators throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, other borrowings, internally generated funds and FHLB advances. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies. See "Item 1--Business--Regulation."

Average Balance Sheets

  The following tables set forth certain information relating to the Company at December 31, 1998 and for the years ended December 31, 1998, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.



                                                                 At December 31,                Year Ended December 31,
                                                                ---------------       ------------------------------------------
                                                                      1998                               1997
                                                               -------------------             -----------------------
                                                                                                      Average
                                                                     Yield/    Average                Yield/     Average
                   ASSETS                                 Balance     Cost     Balance    Interest     Cost      Balance   Interest
-----------------------------------------------------     -------    -----    --------    --------    ------    --------   --------
                                                                                    (Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments.    $  2,967     3.70    $ 29,268    $ 1,499      5.12%    $  9,709    $   635
Investment securities(1).............................       4,463     5.75       6,258        374      5.98        8,685        495
Loans receivable, net(2).............................     334,324    10.38     329,699     32,247      9.78      191,140     17,746
Mortgage-backed securities(1)........................           8     7.25           9          0      0.00            9          1
Residual assets......................................      50,296    13.50      51,789      6,984     13.49       16,549      2,269
                                                         --------             --------    -------               --------    -------
Total interest-earning assets........................     392,058    10.59     417,023     41,104      9.86      226,092     21,146
                                                                                          -------                           -------
Non-interest-earning assets(3).......................      36,020               37,708                            20,471
                                                         --------             --------                          --------
Total assets(3)......................................    $428,078             $454,731                          $246,563
                                                         ========             ========                          ========
               LIABILITIES AND EQUITY
-----------------------------------------------------
Interest-bearing liabilities:
Passbook accounts....................................    $  4,642     2.35    $  4,324        102      2.36     $  4,003         84
Money market accounts................................       7,729     4.84       4,779        229      4.79        2,971         88
Checking accounts....................................      14,088     1.72      17,966        309      1.72       11,756        279
Certificate accounts.................................     296,974     5.85     229,121     13,408      5.85      128,213      7,587
                                                         --------             --------    -------               --------    -------
Total deposit accounts...............................     323,433     5.60     256,190     14,048      5.48      146,943      8,038
Borrowings...........................................      41,477     7.77     123,566      8,867      7.18       65,046      4,792
                                                         --------             --------    -------               --------    -------
Total interest-bearing liabilities...................     364,910     5.84     379,756     22,915      6.03      211,989     12,830

Non-interest-bearing liabilities(3)..................      11,170               19,760                             9,052
                                                         --------             --------                          --------
Total liabilities(3).................................     376,080              399,516                           221,041
Equity(3)............................................      51,998               55,215                            25,522
                                                         --------             --------                          --------
Total liabilities and equity(3)......................    $428,078             $454,731                          $246,563
                                                         ========             ========                          ========
Net interest income before provision for estimated                                        $18,189                           $ 8,316
 loan losses.........................................                                     =======                           =======
Net interest rate spread(4)..........................                 4.84                             3.83
Net interest margin(5)...............................                 4.64                             4.36
Ratio of interest-earning assets to interest-bearing                107.44                           109.81
 liabilities.........................................



                                                                      Year Ended December 31,
                                                         ----------------------------------------------
                                                                1996
                                                         -------------------
                                                             Average                          Average
                                                             Yield/     Average               Yield/
                   ASSETS                                     Cost      Balance   Interest     Cost
-----------------------------------------------------        ------    --------   --------    ------
                                                                      (Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments.         6.54%   $  5,358     $  286      5.34%
Investment securities(1).............................         5.70       1,912        100      5.23
Loans receivable, net(2).............................         9.28      72,650      6,513      8.96
Mortgage-backed securities(1)........................        11.11          11          1      9.09
Residual assets......................................        13.71         166         28     16.87
                                                                      --------    -------
Total interest-earning assets........................         9.35      80,097      6,928      8.65
                                                                                  -------
Non-interest-earning assets(3).......................                    5,123
                                                                      --------
Total assets(3)......................................                 $ 85,220
                                                                      ========

             LIABILITIES AND EQUITY
-----------------------------------------------------
Interest-bearing liabilities:
Passbook accounts....................................         2.10    $  4,401         92      2.09
Money market accounts................................         2.96       4,233        118      2.79
Checking accounts....................................         2.37       7,048        112      1.59
Certificate accounts.................................         5.92      57,333      3,192      5.57
                                                                      --------    -------
Total deposit accounts...............................         5.47      73,015      3,514      4.81
Borrowings...........................................         7.37       4,268        252      5.90
                                                                      --------
Total interest-bearing liabilities...................         6.05      77,283      3,766      4.87
Non-interest-bearing liabilities(3)..................                    2,170
                                                                      --------
Total liabilities(3).................................                   79,453
Equity(3)............................................                    5,767
                                                                      --------
Total liabilities and equity(3)......................                 $ 85,220
                                                                      ========
Net interest income before provision for estimated
 loan losses.........................................                             $ 3,162
                                                                                  =======
Net interest rate spread(4)..........................         3.30                             3.78
Net interest margin(5)...............................         3.68                             3.95
Ratio of interest-earning assets to interest-bearing        106.65                           103.64
 liabilities.........................................

                                                        (footnotes on next page)

--------------
(1) Includes unamortized discounts and premiums and certificates of deposit.

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

                                                                    Year Ended                              Year Ended
                                                                   -----------                             -----------
                                                                December 31, 1998                       December 31, 1997
                                                                -----------------                       -----------------
                                                                   Compared to                             Compared to
                                                                   -----------                            ------------
                                                                   Year Ended                              Year Ended
                                                                   ----------                              ----------
                                                                December 31, 1997                       December 31, 1996
                                                         ------------------------------          ------------------------------
                                                         Increase                                Increase
                                                         --------                                --------
                                                        (Decrease)                              (Decrease)
                                                        ----------                              ----------
                                                          Due to                                  Due to
                                                          -------                                 -------
                                                    Volume       Rate          Net          Volume         Rate          Net
                                                  ----------   ---------   ------------   -----------   ----------   ------------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Interest-earning deposits and short-term
    investments................................     $ 1,029      $ (165)       $   864       $   274         $ 75        $   349
  Investment securities, net...................        (144)         23           (121)          385           10            395
  Loans receivable, net(1).....................      13,497       1,004         14,501        10,992          241         11,233
  Residual assets..............................       4,753         (38)         4,715          2247           (6)         2,241
  Mortgage-backed securities...................          --          (1)            (1)           --           --             --
                                                    -------      ------        -------       -------         ----        -------
     Total interest-earning assets.............      19,135         823         19,958        13,898          320         14,218

Interest-bearing liabilities:
  Money market accounts........................          70          71            141           (37)           7            (30)
  Passbook accounts............................           7          11             18            (8)                         (8)
  Checking accounts............................         120         (90)            30            96           71            167
  Certificate accounts.........................       5,912         (91)         5,821         4,182          213          4,395
  Borrowings...................................       4,202        (127)         4,075         4,462           78          4,540
                                                    -------      ------        -------       -------         ----        -------
     Total interest-bearing liabilities........      10,311        (226)        10,085         8,695          369          9,064
                                                    -------      ------        -------       -------         ----        -------
Change in net interest income..................     $ 8,824      $1,049        $ 9,873       $ 5,203         $(49)       $ 5,154
                                                    =======      ======        =======       =======         ====        =======

--------------
(1)  Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 1998 and December 31, 1997

General

  For the year ended December 31, 1998 the Company recorded net income of $1.1 million compared to $10.3 million for the year ended December 31, 1997. The basic and diluted earnings per share for the year ended December 31, 1998 were $0.16 and $0.16, respectively, compared to $2.11 and $2.02 respectively, for the year ended December 31, 1997. The decrease in net income was due to write-downs of residual assets and mortgage servicing rights, an increase to the provision for loan losses, as well as a lower of cost or market adjustment related to the transfer of loans from Loans Held for Sale to Loans Held for Investment.

Interest Income

  Interest income for the year ended December 31, 1998 was $41.1 million, compared to $21.1 million for the year ended December 31, 1997, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $417.0 million for the year ended December 31, 1998 compared to $226.1 million for the year ended December 31, 1997. The yield on interest earning assets increased to 9.86% for the year ended December 31, 1998 compared to 9.35% for the year ended December 31, 1997. The largest single component of interest earning assets was average loans receivable, net, which were $329.7 million with a yield of 9.78% for the year ended December 31, 1998 compared to $226.1 million with a yield of 9.35% for the year ended December 31, 1997. The increase in the average balance of loans receivable was attributable to the continued growth of the Company's mortgage financing operation.

Interest Expense

  For the year ended December 31, 1998, interest expense was $22.9 million, compared to $12.8 million for the year ended December 31, 1997 due to an increase in the average balance of interest bearing liabilities combined with a slight decrease in the cost of those liabilities. Average interest bearing liabilities were $379.8 million at an average cost of 6.03% for the year ended December 31, 1998 compared to $212.0 million at an average cost of 6.05% for the year ended December 31, 1997.

  The largest component of average interest bearing liabilities was certificate accounts, which averaged $229.1 million with an average cost of 5.85% compared to $128.2 million with an average cost of 5.92% for the year ended December 31, 1997. The second largest component of interest bearing liabilities is borrowings, which increased to an average balance of $123.6 million with an average cost of 7.18% for the year ended December 31, 1998 compared to $65.0 million with an average cost of 7.37% for the year ended December 31, 1997. During 1998, increased borrowings include two warehouse lines of credit in the amount of $375.0 million which are indexed to LIBOR. In addition, the Company entered into a residual financing line of credit in the amount of $40.0 million, which is also indexed to LIBOR. In the fourth quarter of 1998, the Company entered into a $10 million revolving line of credit to pay off certain subordinated debentures.

Net Interest Income Before Provision for Estimated Loan Losses

  Net interest income before provision for estimated loan losses for the year ended December 31, 1998 was $18.2 million compared to $8.3 million for the year ended December 31, 1997. This increase was the net effect of an increase in average interest earning assets and average interest bearing liabilities, as well as an increase in the ratio of interest earning assets to interest bearing liabilities. Average interest earning assets increased to $417.0 million for the year ended December 31, 1998 compared to $226.1 million for the year ended December 31, 1997. Average interest bearing liabilities increased to $379.8 million with an average cost of 6.03% for the year ended

December 31, 1998 compared to $212.0 million with an average cost of 6.05% for the year ended December 31, 1997. The ratio of interest earning assets to interest bearing liabilities was 109.81% for the year ended December 31, 1998 compared to 106.65% for the year ended December 31, 1997.

Provision for Estimated Loan Losses

  Provision for estimated loan losses were $4.2 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. The increase in provisions was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing loans. Charge offs net of recoveries for the year ended December 31, 1998 were $4.0 million compared to $902,000 for the year ended December 31, 1997. The Company had non-accrual loans at December 31, 1998 of $7.5 million, compared to $5.1 million at December 31, 1997. Management believes that the allowance for loan losses at December 31, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1--Business--Lending Overview--Delinquencies and Classified Assets" and "--Lending Overview--Allowance for Loan Losses."

Non-Interest Income

  For the year ended December 31, 1998, net gains from mortgage financing operations totaled $7.7 million compared to $25.7 million for the year ended December 31, 1997. The 1998 net gain includes a pre-tax unrealized loss of $16.6 million, due to an adjustment to the valuation of the residual assets as a result of the higher-than-estimated prepayment speeds and credit losses. See "Item 1--Business-loan Sales and Asset Securitizations." There was an overall increase in the level of mortgage financing operations, with loans sold or securitized totaling $1.1 billion for the year ended December 31, 1998 compared to $510.1 million for the year ended December 31, 1997. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the year ended December 31, 1998, loans securitized represented 43.1% of loan sales and securitizations, while during the year ended December 31, 1997, loans securitized represented 81.5% of loan sales and securitizations. Loans originated and purchased totaled $1.2 billion for the year ended December 31, 1998 compared to $773.1 million for the year ended December 31, 1997.

Non-Interest Expense

  For the year ended December 31, 1998, non-interest expense was $26.4 million compared to $16.0 million for the year ended December 31, 1997. The increase was due primarily to an increase in compensation and benefits and other operating expenses resulting from the expansion of the mortgage financing operations. New loans originated and purchased totaled $1.2 billion for the year ended December 31, 1998 compared to $773.1 million for the year ended December 31, 1997.

  For the year ended December 31, 1998, compensation and benefits were $11.6 million compared to $9.2 million for the year ended December 31, 1997. These costs are directly related to the expansion of the mortgage financing operations and the corresponding increase in personnel, to an average of 310 for the year ended December 31, 1998 compared to 230 for the year ended December 31, 1997.

  Premises and occupancy expenses were $3.4 million for the year ended December 31, 1998 compared to $1.4 million for the year ended December 31, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating centers in the Boston, Massachusettes and San Jose, California metropolitan areas, the addition of five low cost retail lending offices in California, and the opening of two new retail Bank branches in Redlands, and Huntington Beach, California.

  As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $1.5 million for the year ended December 31, 1998 compared to $809,000 for the year ended December 31, 1997. Marketing, telephone, professional services and other expenses were $2.4 million, $1.4 million, $1.6 million and $4.2 million, respectively, for the year ended December 31, 1998 compared to $301,000, $650,000, $467,000 and $3.0 million for the year ended December 31, 1997. Other expense for the year ended December 31, 1998 included a write down of the servicing asset in the amount of $1.2 million. This write down is the result of an increase in prepayment speeds on adjustable rate mortgage loans which are being serviced by the Company for other investors. Management performs a quarterly analysis of the Company's servicing assets and believes that the servicing assets are properly valued at December 31, 1998.

Income Taxes

  The provision for income taxes decreased to $728,000 for the year ended December 31, 1998 compared to $7.4 million for the year ended December 31, 1997. Income before income tax provision decreased to $1.8 million for the year ended December 31, 1998 compared to $17.7 million for the year ended December 31, 1997. The effective tax rate decreased to 40.7% for the year ended December 31, 1998 compared to 41.7% for the year ended December 31, 1997.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

  Total assets increased to $428.1 million as of December 31, 1998 comparable to $397.1 million as of December 31, 1997. Loans held for sale totaled $243.5 million as of December 31, 1998 compared to $289.3 million as of December 31, 1997. This decrease was partially offset by a increase in loans held for investment to $90.8 million as of December 31, 1998 compared to $29.1 million as of December 31, 1997. During the year ended December 31, 1998 and 1997, the Company sold or securitized $1.1 billion of loans (including $610.5 million in whole loan sales) and sold or securitized $510.1 million of loans (including $94.7 million in whole loan sales), respectively. The increase in loans held for sale also resulted in an increase in accrued interest receivable to $2.8 million as of December 31, 1998 compared to $2.6 million as of December 31, 1997.

  As a result of the Company's loan securitization activities, residual assets increased to $50.3 million as of December 31, 1998 compared to $45.4 million as of December 31, 1997. Mortgage servicing rights also increased to $13.1 million as of December 31, 1998 compared to $8.5 million as of December 31, 1997 as a result of the securitization and whole loan sales with servicing retained.

  Cash and cash equivalents were $8.2 million as of December 31, 1998 compared to $3.5 million as of December 31, 1997. During the year ended December 31, 1998, the Company invested in leasehold improvements on the new servicing department area as well as adding the Attleboro, Massachusetts and San Jose regional lending centers and two new retail banking branches in California increasing premises and equipment to $7.1 million as of December 31, 1998 compared to $4.8 million as of December 31, 1997. Real estate owned increased to $1.9 million as of December 31, 1998 compared to $1.4 million as of December 31, 1997 as part of the Company's continuing effort to resolve problem loans.

  The Company increased its liabilities by increasing deposit accounts to $323.4 million as of December 31, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $297.0 million as of December 31, 1998 compared to $193.8million as of December

31, 1997. The additional funds were used to fund loans held for investment during the year ended December 31, 1998.

  The Company also increased its use of FHLB advances and other borrowings to fund loans held for sale. During 1998, the Company increased its two warehouse lines of credit from a combined credit limit of $250.0 million. to $375.0 million. During 1998, an additional line of credit was added with a credit limit of $10.0 million. The availability of such borrowings permits the Company to access sufficient cash to originate and hold loans pending securitization or sale and to thereafter repay the lines of credit following securitization or sale of the loans. Other borrowings decreased to $40.0 million as of December 31, 1998 compared to $100.2 million as of December 31, 1997, while FHLB advances were zero as of December 31, 1998 and were $9.0 million as of December 31, 1997. Interest rates on the warehouse lines of credit range between LIBOR plus 50 basis points to LIBOR plus 100 basis points, while the residual financing line of credit has an interest rate of LIBOR plus 235 basis points.

  During the year ended December 31, 1997 the Bank issued $10.0 million in subordinated debentures in order to increase its risk based capital.. The
subordinated debentures have a coupon rate of 13.5%.   During 1998, these
debentures were transferred to the Company. As of September 30, 1998, holders exercised their option to have the Company purchase $8.5 million of Debentures. On December 14, 1998, $8.5 million of these debentures were redeemed.

  Stockholders' equity increased to $52.0 million as of December 31, 1998 compared to $50.9 million as of December 31, 1997 due to net income of $1.1 million.

Comparison of Operating Results for the Years Ended December 31, 1997 and December 31, 1996

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

Interest Income

  Interest income for the year ended December 31, 1997 was $21.1 million, compared to $6.9 million for the year ended December 31, 1996, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $226.1 million for the year ended December 31, 1997 compared to $80.1 million for the year ended December 31, 1996. The yield on interest earning assets increased to 9.35% for the year ended December 31, 1997 compared to 8.65% for the year ended December 31, 1996. The largest single component of interest earning assets was average loans receivable, net, which were $191.1 million with a yield of 9.28% for the year ended December 31, 1997 compared to $72.7 million with a yield of 8.96% for the year ended December 31, 1996. The increase in the average balance of loans receivable was attributable to the continued growth of the Company's mortgage financing operation.

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


Non-Interest Income

  For the year ended December 31, 1997, net gains from mortgage financing operations totaled $25.7 million compared to $5.7 million for the year ended December 31, 1996. The 1997 net gain includes a pre-tax unrealized loss of $966,000, due to an adjustment to the valuation of the residual assets related to the 1997-1 securitization, as a result of the higher-than-estimated prepayment speeds. See "Item 1--Business-loan Sales and Asset
Securitizations." The increase in net gains from mortgage financing operations was attributable to the increase in the level of mortgage financing operations, with loans sold or securitized totaling $510.1 million for the year ended December 31, 1997 compared to $206.6 million for the year ended December 31, 1996. Net gains from mortgage financing operations as a percent of loans sold or securitized was 5.04% for the year ended December 31, 1997 compared to 2.76% for the year ended December 31, 1996. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the year ended December 31, 1997, loans securitized represented 81.5% of loan sales and securitizations, while during the year ended December 31, 1996, loans securitized represented 25.1% of loan sales and securitizations. Loans originated and purchased totaled $773.1 million for the year ended December 31, 1997 compared to $222.6 million for the year ended December 31, 1996.


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

  Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company recently implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest rate environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Since this policy was implemented after March 31, 1997, the Company has engaged in only a limited amount of hedging activities. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding at December 31, 1998.

  Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change in NPV for a 400 basis point increase or decrease in market interest rates is a 45% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1--Business--Regulation--Federal Savings Institution Regulation." As of December 31, 1998, the most recent date for which the relevant data is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 202 basis points and would result in a $9.2 million reduction in the NPV of the Bank. As of December 31, 1998, the Bank's Sensitivity Measure is 2 basis points above the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1--Business--Federal Savings Institution Regulation."

  Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. In particular, the Bank's core products do not behave in a manner which the OTS model projects. Borrowers of Portfolio Series loans are less likely to refinance or prepay such loans because of the high cost of obtaining a high loan to value loan. In addition, management believes that borrowers of Liberator Series loans are less likely to refinance or prepay such loans because of their lack of an adequate credit rating or possible prior credit problems. Accordingly, although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. The results of this modeling are monitored by management and presented to the Board of Directors, quarterly.

  The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp").



             Interest Rate Sensitivity of Net Portfolio Value (NPV)



                                             Net Portfolio Value                      NPV as % of Portfolio
                                       -----------------------------                  ---------------------
                                                                                        Value of Assets
                                                                                        ---------------
                                                                                           % Change
                                                                                          -----------
   Change in Rates         $ Amount      $ Change       % Change        NPV Ratio            (bp)
------------------------   ---------   ------------   -------------   -------------       -----------
                                           (Dollars in thousands)
     + 400 bp                $15,531      $(23,008)        (60)%          4.04%               (529)
     + 300 bp                 22,965       (15,574)        (40)           5.85                (349)
     + 200 bp                 29,312        (9,227)        (24)           7.32                (202)
     + 100 bp                 34,287        (4,252)        (11)           8.42                 (91)
     Static                   38,539            --          --            9.34                  --
     - 100 bp                 43,552         5,013          13           10.39                 105
     - 200 bp                 49,730        11,191          29           11.64                 231
     - 300 bp                 56,860        18,321          48           13.05                 371
     - 400 bp                 62,630        24,091          63           14.14                 480


Liquidity and Capital Resources

     The Company's primary sources of funds are deposits, FHLB advances, other borrowings, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 7.04%, 10.4%, and 8.5% for the years ended December 31, 1998, 1997 and 1996, respectively. Management currently attempts to maintain a minimum liquidity ratio of 5.0%.

  The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $112.4 million, $292.2 million and $14.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees) of $1.2 billion, $773.1 million and $222.6 million, net of proceeds from the sale and securitization of loans held for sale of $1.1 billion, $489.5 million and $210.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by (used in) investing activities were $83.0 million, $8.6 million and $(1.6) million for the years ended December 31, 1998, 1997, and 1996 respectively, and consisted primarily of principal collections on loans and proceeds from maturation of investments, offset by investment purchases. Proceeds from the maturation of investment securities were $3.0 million, $5.0 million and $2.0 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $34.0 million, $241.6 million and $21.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company received net proceeds from the IPO of the Company's Common Stock of $32.8 million during the year ended December 31, 1997. The Bank also received proceeds from the issuance of common stock in the Private Placement of $3.5 million in August 1996 and $9.6 million from the sale of the Debentures in March 1997, $8.5 million of which were redeemed in December 1998.

  At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $27.3 million, or 7.2% of total adjusted assets, which is above the required level of $5.7 million, or 1.50%; core capital of $27.3 million, or 7.2% of total adjusted assets, which is above the required level of $15.1 million, or 4.0%, and risk-based capital of $30.0 million, or 10.9% of risk-weighted assets, which is above the required level of $22.0 million, or 8.0%. See "Item 1--Regulation--Federal Savings Institution Regulation--Capital Requirements."

  The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and short-term investments totalled $8.2 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 1998, the Bank had no advances outstanding from the FHLB. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $375.0 million of which $13.6 million had been drawn upon at December 31, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, of which $19.0 million has been drawn upon at December 31, 1998 and a $10 million revolving line of credit of which $7.3 million has been drawn upon at December 31, 1998.

  The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1998. At December 31, 1998 the Company had outstanding commitments to originate or purchase mortgage loans of $11.0 million compared to $29.2 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998, totalled $291.1 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

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


Impact of New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and hedging Activities, which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain deriative instruments embedded in other contracts, and for hedging activities. The Company does not currently enter into hedging transactions, therefore, the adoption of the standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

  In October 1998, FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, which is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65, Accounting for Certain Mortgage-Backed Activities, to require that after securitization of the mortgage loans held for sale, an entity engaged in mortgage-banking activities classify the resulting mortgage-backed securities or retained interest based on its ability and intent to sell or hold those investments. Management has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations and cash flows.

Quantitative and Qualitative Disclosures about Market Risk

  The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 1998 and 1997. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans and mortgage-backed securities are based on maturity date and are adjusted for expected prepayments which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. Investment securities are presented as to maturity date as are all certificates of deposit and borrowings.


          At December 31, 1998              Year 1      Year 2     Year 3     Year 4     Year 5    Thereafter
                                           ---------   --------   --------   --------   --------   -----------
                                                                 (Dollars in thousands)
Selected Assets:
  Investments and Fed Funds.............   $  2,000    $    --    $    --     $   --     $   --      $     --
  Average interest rate.................       6.13%      0.00%      0.00%      0.00%      0.00%         0.00%

  Mortgage-backed securities
         Adjustable rate                   $      8    $    --    $    --     $   --     $   --      $     --
  Average interest rate.................       7.25%      0.00%      0.00%      0.00%      0.00%         0.00%

  Loans--fixed rate.....................   $  1,396    $   468    $   561     $  657     $1,866      $213,743
  Average interest rate.................       9.18%     11.92%     15.08%     15.65%     16.35%        10.85%

  Loans--adjustable rate................   $ 60,267    $41,686    $16,322     $  587     $   --      $     --
  Average interest rate.................       9.16%      9.46%     10.18%     10.18%      0.00%         0.00%

  Residual Assets.......................   $  1,610    $ 6,938    $ 8,149     $7,338     $5,761      $ 20,500
  Average Interest Rate.................      13.50%     13.50%     13.50%     13.50%     13.50%        13.50%

  Mortgage Servicing Rights.............   $  4,250    $ 3,186    $ 2,075     $1,326     $  848      $  1,434
  Average Interest Rate.................      13.50%     13.50%     13.50%     13.50%     13.50%        13.50%

Selected Liabilities:
  Interest-bearing NOW passbook
    and MMDA's..........................   $  5,292    $ 4,233    $ 3,387     $2,709     $2,168      $  8,820
  Average interest rate.................       2.74%      2.74%      2.74%      2.74%      2.74%         2.74%

Certificates of deposit.................   $291,118    $ 4,048    $   708     $  383     $  139      $    578
Average interest rate...................       5.51%      5.76%      6.43%      5.94%      5.90%         6.80%

  Warehousing lines of credit and
    subordinated debentures.............   $ 39,977    $    --    $    --     $   --     $   --      $  1,500
  Average interest rate.................       7.56%      0.00%      0.00%      0.00%      0.00%        13.50%


          At December 31, 1997              Year 1      Year 2     Year 3      Year 4      Year 5     Thereafter
                                           ---------   --------   ---------   ---------   ---------   -----------
                                                                   (Dollars in thousands)
Selected Assets:
  Investments and Fed Funds.............   $  4,071    $ 1,999     $    --     $    --     $    --      $     --
  Average interest rate.................       5.75%      6.12%       0.00%       0.00%       0.00%         0.00%

  Mortgage-backed securities
             Adjustable rate............   $      9    $    --     $    --     $    --     $    --      $     --
  Average interest rate.................       7.50%      0.00%       0.00%       0.00%       0.00%         0.00%

  Loans--fixed rate.....................   $    685    $   495     $   662     $ 1,449     $ 4,351      $122,528
  Average interest rate.................      13.02%      9.37%      13.36%      15.82%      12.27%        12.00%

  Loans--adjustable rate................   $125,892    $45,892     $10,495     $    75     $    --      $     --
  Average interest rate.................       9.05%      9.95%       9.74%      10.13%       0.00%         0.00%

  Residual Assets.......................   $  2,954    $ 4,066     $11,656     $10,449     $10,793      $  5,434
  Average Interest Rate.................      13.50%     13.50%      13.50%      13.50%      13.50%        13.50%

  Mortgage Servicing Rights.............   $  3,576    $ 2,892     $ 2,058     $    --     $    --      $     --
  Average Interest Rate.................      16.00%     16.00%      16.00%       0.00%       0.00%         0.00%

Selected Liabilities:
  Interest-bearing NOW passbook
    and MMDA's..........................   $  3,585    $ 2,867     $ 2,293     $ 1,835     $ 1,468      $  5,872
  Average interest rate.................       2.80%      2.80%       2.80%       2.80%       2.80%         2.80%

Certificates of deposit.................   $187,501    $ 3,631     $ 1,179     $   589     $   421      $    524
Average interest rate...................       5.93%      6.07%       6.56%       6.40%       6.02%         6.83%

  FHLB Advances.........................   $  9,000
  Average interest rate.................       7.07%      0.00%       0.00%       0.00%       0.00%         0.00%

  Warehousing lines of credit and
    subordinated debentures.............   $100,170    $    --     $    --     $    --     $    --      $ 10,000
  Average interest rate.................       7.19%      0.00%       0.00%       0.00%       0.00%        13.50%

  The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

Item 8. Financial Statements and Supplementary Data

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
LIFE Financial Corporation
Riverside, California

  We have audited the accompanying consolidated statements of financial condition of LIFE Financial Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LIFE Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Costa Mesa, California
March 26, 1999

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        As of December 31, 1998 and 1997
                             (dollars in thousands)

                                                                                              1998          1997
                                                                                            ---------   ------------
                                         ASSETS
-----------------------------------------------------------------------------------------
Cash and cash equivalents................................................................    $  8,152       $  3,467
Securities held to maturity, estimated fair value of $2,020 (1998) and $5,030 (1997).....       2,008          5,012
Residual assets, at fair value...........................................................      50,296         45,352
Loans held for sale......................................................................     243,497        289,268
Loans held for investment, net of allowance for estimated loan losses of $2,777 (1998)
 and $2,573 (1997).......................................................................      90,827         29,076
Mortgage servicing rights................................................................      13,119          8,526
Accrued interest receivable..............................................................       2,762          2,638
Foreclosed real estate, net..............................................................       1,898          1,440
Premises and equipment, net..............................................................       7,145          4,764
Federal Home Loan Bank stock.............................................................       2,463          1,067
Other assets.............................................................................       5,911          6,461
                                                                                             --------       --------
TOTAL ASSETS.............................................................................    $428,078       $397,071
                                                                                             ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
LIABILITIES:
  Deposit accounts.......................................................................    $323,433       $211,765
  Federal Home Loan Bank advances........................................................                      9,000
  Other borrowings.......................................................................      39,977        100,170
  Subordinated debentures................................................................       1,500         10,000
  Accounts payable and other liabilities.................................................      11,170         15,250
                                                                                             --------       --------
    Total liabilities....................................................................     376,080        346,185

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding
  Common stock, $.01 par value; 25,000,000 shares authorized; 6,562,396 (1998)
   and 6,546,716 (1997) shares issued and outstanding....................................          66             65
  Additional paid-in capital.............................................................      42,223         42,171
  Retained earnings, partially restricted................................................       9,709          8,650
                                                                                             --------       --------
    Total stockholders' equity...........................................................      51,998         50,886
                                                                                             --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................    $428,078       $397,071
                                                                                             ========       ========


                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For Each of the Three Years in the Period Ended December 31, 1998
                     (in thousands, except per share data)

                                                                                  1998         1997         1996
                                                                               ----------   ----------   -----------
INTEREST INCOME:
  Loans.....................................................................   $   32,247   $   17,746   $    6,513
  Residual assets...........................................................        6,984        2,269           28
  Securities held to maturity...............................................          254          435           56
  Other interest-earning assets.............................................        1,619          696          331
                                                                               ----------   ----------   ----------
     Total interest income..................................................       41,104       21,146        6,928
                                                                               ----------   ----------   ----------

INTEREST EXPENSE:
  Deposit accounts..........................................................       14,048        8,038        3,514
  Federal Home Loan Bank advances and other borrowings......................        7,531        3,665          252
  Subordinated debentures...................................................        1,336        1,127
                                                                               ----------   ----------   ----------
     Total interest expense.................................................       22,915       12,830        3,766
                                                                               ----------   ----------   ----------

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN
 LOSSES.....................................................................       18,189        8,316        3,162

PROVISION FOR ESTIMATED LOAN LOSSES.........................................        4,166        1,850          963
                                                                               ----------   ----------   ----------


NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOAN
 LOSSES.....................................................................       14,023        6,466        2,199

NONINTEREST INCOME:
  Loan servicing and other fees.............................................        5,340          959          496
  Service charges on deposit accounts.......................................          179          130          128
  Net gains from mortgage financing operations..............................        7,664       25,730        5,708
  Other income..............................................................        1,000          411          136
                                                                               ----------   ----------   ----------
     Total noninterest income...............................................       14,183       27,230        6,468
NONINTEREST EXPENSE:
 Compensation and benefits..................................................       11,570        9,210        5,233
 Premises and occupancy.....................................................        3,419        1,360          746
 Data processing............................................................        1,495          809          390
 Net loss on foreclosed real estate.........................................          211          126          158
 FDIC insurance premiums....................................................          141          102          174
 SAIF special assessment....................................................                                    448
 Marketing..................................................................        2,415          301          189
 Telephone..................................................................        1,404          650          246
 Professional services......................................................        1,579          467          218
 Other expense..............................................................        4,185        2,965          879
                                                                               ----------   ----------   ----------
  Total noninterest expense.................................................       26,419       15,990        8,681
                                                                               ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX PROVISION...................................        1,787       17,706          (14)
INCOME TAX PROVISION........................................................          728        7,382           38
                                                                               ----------   ----------   ----------
NET INCOME (LOSS)...........................................................   $    1,059   $   10,324   $      (52)
                                                                               ==========   ==========   ==========
EARNINGS (LOSS) PER SHARE:
 Basic earnings (loss) per share............................................        $0.16        $2.11       $(0.02)
                                                                               ==========   ==========   ==========
 Diluted earnings (loss) per share..........................................        $0.16        $2.02       $(0.02)
                                                                               ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic earnings per share...................................................    6,554,743    4,884,993    2,370,779
                                                                               ==========   ==========   ==========
 Diluted earnings per share.................................................    6,805,827    5,107,951    2,370,779
                                                                               ==========   ==========   ==========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       For Each of the Three Years in the Period Ended December 31, 1998
                             (dollars in thousands)


                                                                               Additional     Retained          Total
                                                                               ----------     --------          -----
                                                           Common stock         Paid-in       earnings      Stockholders'
                                                           ------------         -------       --------      --------------
                                                       Shares       Amount      Capital       (deficit)         equity
                                                       ------       ------      -------       --------          ------
BALANCE, January 1, 1996........................       933,108        $ 9      $ 3,393        $   866          $ 4,268
Stock split effected in the form of a dividend..       933,108          9        2,479         (2,488)
Net proceeds from issuance of common stock......     1,345,500         14        3,486                           3,500
Net loss........................................                                                  (52)             (52)
                                                     ---------        ---      -------        -------          -------
BALANCE, December 31, 1996......................     3,211,716         32        9,358         (1,674)           7,716
Net proceeds from issuance of common stock......     3,335,000         33       32,813                          32,846
Net income......................................                                               10,324           10,324
                                                     ---------        ---      -------        -------          -------
BALANCE, December 31, 1997......................     6,546,716         65       42,171          8,650           50,886
Exercise of stock options.......................        15,680          1           52                              53
Net income......................................                                                1,059            1,059
                                                     ---------        ---      -------        -------          -------
BALANCE, December 31, 1998......................     6,562,396        $66      $42,223        $ 9,709          $51,998
                                                     =========        ===      =======        =======          =======

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For Each of the Three Years in the Period Ended December 31, 1998
                             (dollars in thousands)

                                                                                    1998              1997             1996
                                                                                -----------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................       $     1,059        $  10,324        $     (52)
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.......................................             1,931              683              301
     Provision for estimated loan losses.................................             4,166            1,850              963
     Accretion of deferred fees..........................................               (31)             (26)             (41)
     Provision for estimated losses on foreclosed real estate............                24              108              145
     Loss (gain) on sale of foreclosed real estate, net..................                46              (74)             (41)
     Gain on sale and securitization of loans held for sale..............           (24,214)         (24,210)          (5,385)
     Net unrealized loss (gain) on residual assets...........,...........            16,550           (1,520)            (323)
     Net accretion of residual assets....................................            (6,984)          (2,269)             (28)
     Change in valuation allowance on mortgage servicing rights..........             1,168                               (12)
     Direct writedown of mortgage servicing rights.......................                              1,281
     Amortization of mortgage servicing rights...........................             2,689              958              320
     Purchase and origination of loans held for sale, net of loan fees...        (1,180,552)        (773,107)        (222,553)
     Proceeds from sales and securitization of loans held for sale.......         1,075,862          489,540          210,590
     Increase in accrued interest receivable.............................              (124)          (2,101)             (30)
     Deferred income taxes...............................................            (7,961)           8,125           (1,347)
     Increase in accounts payable and other liabilities..................             3,853            9,423            2,725
     Federal Home Loan Bank stock dividend...............................               (99)             (58)             (34)
     Decrease (increase) in other assets.................................               262          (11,082)              52
                                                                                -----------        ---------        ---------
        Net cash used in operating activities............................          (112,355)        (292,155)         (14,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loans..................................................            82,728            8,586            3,975
  Proceeds from sale of foreclosed real estate...........................             2,601            1,034            1,471
  Purchase of securities held to maturity................................                             (2,000)          (8,013)
  Proceeds from maturities of securities held to maturity................             3,000            5,000            1,975
  Additions to premises and equipment, net...............................            (4,020)          (3,814)            (904)
  Purchase of Federal Home Loan Bank stock...............................            (1,297)            (195)             (65)
                                                                                -----------        ---------        ---------
        Net cash provided by (used in) investing activities..............            83,012            8,611           (1,561)

                                                                                  1998            1997            1996
                                                                                --------        --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts........................................       $111,668        $126,054         $18,176
 (Decrease) increase in Federal Home Loan Bank advances..................         (9,000)          9,000
 Net (repayments) proceeds from other borrowings.........................        (60,193)         96,892           3,278
 Net proceeds from issuance of common stock..............................             53          32,846           3,500
 Net proceeds from issuance of subordinated debentures...................                          9,644
 Repurchase of subordinated debentures...................................         (8,500)             --              --
                                                                                --------        --------         -------
     Net cash provided by financing activities...........................         34,028         274,436          24,954
                                                                                --------        --------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................          4,685          (9,108)          8,643
CASH AND CASH EQUIVALENTS, beginning of year.............................          3,467          12,575           3,932
                                                                                --------        --------         -------
CASH AND CASH EQUIVALENTS, end of year...................................       $  8,152        $  3,467         $12,575
                                                                                ========        ========         =======
SUPPLEMENTAL CASH FLOW DISCLOSURES--
 Cash paid during the year for:
  Interest...............................................................       $ 23,826        $ 11,298         $ 3,773
                                                                                ========        ========         =======
  Income taxes...........................................................       $  3,328        $  3,616         $   267
                                                                                ========        ========         =======
NONCASH INVESTING ACTIVITIES DURING THE YEAR:
  Transfers from loans held for sale to loans held for investment........       $ 76,135        $     --         $   856
                                                                                ========        ========         =======
  Transfers from loans to foreclosed real estate.........................       $  3,129        $  2,234         $ 2,070
                                                                                ========        ========         =======
  Loans to facilitate sales of foreclosed real estate....................       $    394        $    287         $   761
                                                                                ========        ========         =======
NONCASH FINANCING ACTIVITIES DURING THE YEAR--
 Stock dividends paid....................................................       $     --        $     --         $ 2,488
                                                                                ========        ========         =======



                See notes to consolidated financial statements.



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For Each of the Three Years in Period Ended December 31, 1998

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

  The Company originates, purchases, sells and services nonconventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company focuses on loans for the purchase or refinance of residential real property by borrowers who, because of prior credit problems or the absence of a credit history, are considered ''alternative borrowers.'' Through October 1998, the Company also originated debt consolidation loans up to 125% of the loan-to-value ratio of such loans for borrowers whose credit history qualifies for loans under federal agency programs. The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and mortgage brokers on a nationwide basis, as well as through the Company's retail lending division. Beginning in 1998, the Company began to originate a limited number of loans specifically for retention in the Bank's portfolio as loans held for investment. Loans originated or purchased since 1994 through the Company's regional lending centers are generally originated for sale in the secondary mortgage market and, since the fourth quarter of 1996, in asset securitizations with servicing retained by the Company. The Company generally retains the majority of the servicing rights to the loans sold or securitized and may sell servicing rights at a later date, depending on market opportunities. In addition, the Company purchases and originates for resale in the secondary market, smaller commercial real estate and multi-family loans. The Company began originating construction loans for the loan portfolio during the fourth quarter of 1998. These loans are primarily secured by single family and tract homes. The Company funds substantially all of the loans which it purchases or originates through deposits from customers concentrated in the communities surrounding the Bank's home office in San Bernardino County, internally generated funds, advances from the Federal Home Loan Bank and other borrowings.

  The Company has continued to focus efforts on the origination of multi-family and commercial real estate as well as consumer-oriented loans secured by real estate, primarily home equity lines of credit and second trust deeds. Specifically, the Company has targeted borrowers seeking loans secured by multi-family properties or properties used for commercial business purposes such as small office buildings or light industrial or retail facilities. Such loans are generally originated for sale.


                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  Securities Held to Maturity--Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. The Company designates securities as held to maturity upon acquisition.

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

Any transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. At December 31, 1998 and 1997, the principal balance of loans held for sale consists of $211,478,000 and $255,137,000, respectively, in single-family residential mortgage loans; $15,426,000 and $8,634,000, respectively, in multi-family residential mortgage loans; $9,150,000 and $10,749,000, respectively, in commercial mortgage loans; and $2,610,000 and $6,339,000, respectively, in other loans.

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

  The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms. of the loans. The Company uses the fair value of collateral method for measuring impaired loans. The Company applies such measurement provision to all loans in its portfolio except for one- to four-family residential mortgage loans and unsecured consumer loans, which are collectively evaluated for impairment.

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

  Mortgage Financing Operations--The Company sells and/or securitizes the majority of loans held for sale with servicing retained. Under the servicing agreements, the investor is paid its share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loans' contractual interest rate.

  Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which was amended by SFAS No. 127. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguished transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets that exist after the transfer.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

  The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a disaggregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 1998 and 1997, the Company utilized a weighted average prepayment assumption of 26.1% and 21.1%, respectively, and a weighted average discount rate of 13.5% and 16.0%, respectively. The discount rate was changed at December 31, 1998 to conform with the discount rate used to estimate the fair value of residual assets. This change did not have a material impact on the Company's impairment analysis at December 31, 1998. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

  Residual Assets--In 1998, 1997, and 1996, the Company completed the securitization and sale of approximately $462.1 million, $415.4 million, and $51.9 million, respectively, in loans in the form of mortgage pass-through certificates and recognized gains of approximately $9.3 million, $22.5 million, and $1.4 million, respectively. These certificates are held in a trust independent of the Company. The Company will act as servicer for the trust and receive a stated servicing fee. The Company has also retained a beneficial interest in the form of an interest-only strip which represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. This interest-only strip receivable is classified as a trading security and recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. For the years ended December 31, 1998, 1997, and 1996, net unrealized gains (losses) of ($16.6 million), $1.5 million, and $323,000, respectively, resulted from changes in fair value and are also included in results of operations.

  Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, a servicing fee, a trustee fee, an insurance fee, and an estimate of annual future credit losses related to the prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk, and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. At origination, the Company utilized prepayment assumptions ranging from 12% to 35%, an estimated annual loss factor assumption ranging from 0.5% to 2.5%, and a discount rate of 13.5% to value residual assets. At December 31, 1997, the Company utilized prepayment assumptions ranging from 12% to 60%, an estimated annual loss factor assumption ranging from 0.5% to 2.5% and a discount rate of 13.5% to value residual assets. At December 31, 1998, the Company utilized prepayment assumptions ranging from 7.4% to 53%, an estimated annual loss factor assumption ranging from 0.7% to 6.0%, and a discount rate of 13.5% to value residual assets. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term, and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts, and historical default and prepayment rates of the portfolio under review. To the Company's knowledge, there is no active market for the sale of residual assets. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

  In connection with the first two of its securitization transactions, the Company initially deposited cash with a trustee and will subsequently deposit a portion of the servicing spread collected on the related loans. Such amounts serve as

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

credit enhancement for the related trust. The amounts set aside are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company; and at the termination of the related trust, any remaining amounts on deposit are distributed to the Company. The gross amount on deposit at December 31, 1998 and 1997 is $12.9 million and $12.3 million, respectively, and is included in residual assets in the accompanying consolidated statements of financial condition at its fair value.

  Foreclosed Real Estate--Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management; and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

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

  Income Taxes--Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. If necessary, a valuation allowance is established based on management's determination of the likelihood of realization of deferred tax assets.



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998


  Earnings Per Share--Earnings per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization and the stock split effected in the form of a dividend during 1996. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the Reorganization and stock split.

  Presentation of Cash Flows--For purposes of reporting cash flows, cash and cash equivalents include cash and federal funds sold. Generally, federal funds are sold for one-day periods. At December 31, 1997, federal funds sold approximated $550,000. There were no federal funds sold as of December 31, 1998.

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

  Recent Accounting Developments--Beginning with the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no items of other comprehensive income arising during 1998, 1997 and 1996.

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for annual periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain deriative instruments embedded in other contracts, and for hedging activities. The Company does not currently enter into hedging transactions; therefore, the adoption of the standard is not expected to have a material effect on the Company's financial condition, results of operations, and cash flows.

   In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which will become effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations, or cash flows.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

   Reclassifications--Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.


2. Regulatory Capital Requirements And Other Regulatory Matters

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 1998 that management believes have changed the Bank's category.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1998

  The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                 To be well-
                                                                                                 -----------
                                                                                              capitalized under
                                                                                              ------------------
                                                                            For capital       prompt corrective
                                                                            -----------       ------------------
                                                           Actual        adequacy purposes    action provisions
                                                      ----------------   ------------------   ------------------
                                                      Amount    Ratio     Amount     Ratio     Amount     Ratio
                                                      -------   ------   --------   -------   --------   -------
                                                                       (dollars in thousands)
As of December 31, 1998:
  Total Capital (to Risk-Weighted Assets)..........   $29,952   10.90%    $21,978     8.00%    $27,473    10.00%
  Core Capital (to Adjusted Tangible Assets).......    27,311    7.21%     15,143     4.00%     18,928     5.00%
  Tangible Capital (to Tangible Assets)............    27,311    7.21%      5,678     1.50%        N/A      N/A
  Tier I Capital (to Risk-Weighted Assets).........    27,311    9.94%        N/A      N/A      16,484     6.00%

As of December 31, 1997:
  Total Capital (to Risk-Weighted Assets)..........   $33,947   10.52%     25,813     8.00%    $32,265    10.00%
  Core Capital (to Adjusted Tangible Assets).......    21,545    5.38%     16,022     4.00%     20,028     5.00%
  Tangible Capital (to Tangible Assets)............    21,545    5.38%      6,008     1.50%        N/A      N/A
  Tier I Capital (to Risk-Weighted Assets).........    21,545    6.68%        N/A      N/A      19,359     6.00%

  The Bank has been required by the Office of Thrift Supervision (OTS) since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results,or (2) total assets as of the quarter-end.

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

  At periodic intervals, both the OTS and the Federal Deposit Insurance Corporation (FDIC) routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

  The OTS concluded an examination of the Bank in March 1999. Examination results have been reflected in the financial statements presented herein. Future examinations by the OTS or FDIC could include a review of certain transactions or other amounts reported in the 1998 financial statements. Adjustments, if any, cannot presently be determined.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

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

  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its ''surplus capital ratio'' (the excess capital over its fully phased in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

3. Securities Held to Maturity

  The amortized cost and estimated fair value of securities held to maturity were as follows at December 31 (in thousands):

                                                                          1998
                                                       -----------------------------------------
                                                       Amortized   Gross unrealized    Estimated
                                                       ---------   ----------------    ---------
                                                       Cost        Gains     Losses    fair value
                                                       ----        -----     ------    ----------
   U.S. Treasury and other agency securities......     $2,000      $  12       $   --    $2,012
   Mortgage-backed securities.....................          8         --           --         8
                                                       ------      -----       ------    ------
                                                       $2,008      $  12       $   --    $2,020
                                                       ======      =====       ======    ======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998



                                                                         1997
                                                      -------------------------------------------
                                                      Amortized   Gross unrealized      Estimated
                                                      ---------   ----------------      ---------
                                                        Cost      Gains      Losses     fair value
                                                        ----      -----      ------     ----------
   U.S. Treasury and other agency securities......      $5,003    $  18      $   --       $5,021
   Mortgage-backed securities.....................           9       --          --            9
                                                        ------    -----      ------       ------
                                                        $5,012    $  18      $   --       $5,030
                                                        ======    =====      ======       ======

  The maturity distribution of securities held to maturity at December 31, 1998 is as follows (in thousands):


                                         Amortized   Estimated
                                         ---------   ---------
                                           Cost      fair value
                                           ----      ----------
   Due in one year or less..........      $2,000        $2,012
   Mortgage-backed securities.......           8             8
                                          ------        ------
                                          $2,008        $2,020
                                          ======        ======

  The weighted average yield on securities held to maturity was 6.13% and 5.88% at December 31, 1998 and 1997, respectively.

4. Loans Held for Investment

  Loans held for investment consisted of the following at December 31 (in thousands):

                                                              1998           1997
                                                          ------------   ------------
Mortgage loans:
 Residential:
   One- to four family................................       $82,555        $23,068
   Multi-family.......................................         1,954          2,019
 Commercial and land................................           5,075          6,014
 Construction.......................................           8,571
                                                              -------        -------
                                                               98,155         31,101
Other loans:
 Loans secured by deposit accounts..................              270            165
 Unsecured commercial loans.........................              124             63
 Unsecured consumer loans...........................              341            336
                                                              -------        -------
                                                                  735            564
                                                              -------        -------
                                                               98,890         31,665
Less:
 Undisbursed loan funds.............................            6,399
 Deferred loan origination fees (costs).............           (1,588)            16
 Discounts on loans.................................              475
 Allowance for estimated loan losses................            2,777          2,573
                                                              -------        -------
                                                                8,063          2,589
                                                              -------        -------
                                                              $90,827        $29,076
                                                              =======        =======
Weighted average interest rate at end of period........          9.23%          8.06%
                                                              =======        =======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

  At December 31, 1998 and 1997, included in loans held for investment and loans held for sale are adjustable rate loans with principal balances of $109,487,000 and $169,063,000, respectively. Adjustable rate loans are indexed primarily to LIBOR.

  During 1998, the Company transferred loans with a carrying value of $76.1 million from loans held for sale to loans held for investment. In connection with this transfer, a new cost basis was established for these loans of $75.7 million.

  The following summarizes activity in the allowance for estimated loan losses for the years ended December 31 (in thousands):

                                                    1998           1997         1996
                                                   -------       -------      -------
  Balance, beginning of year...............        $ 2,573       $1,625       $1,177
  Provision for estimated loan losses......          4,166        1,850          963
  Recoveries...............................            109            7          219



  Charge-offs..............................         (4,071)        (909)        (734)
                                                   -------       ------       ------
  Balance, end of year.....................        $ 2,777       $2,573       $1,625
                                                   =======       ======       ======

  The Company had nonaccrual loans at December 31, 1998, 1997, and 1996 of $7,544,000, $5,126,000, and $2,416,000, respectively. If nonaccrual loans had been performing in accordance with their original terms, the Company would have recorded interest income of $33,036,000, $18,170,000, and $6,692,000, respectively, instead of interest income actually recognized of $32,247,000, $17,746,000, and $6,513,000, respectively, for the years ended December 31, 1998, 1997, and 1996.

  At December 31, 1998 and 1997, the Company had impaired loans totaling $8,239,000 and $5,518,000, respectively, with related reserves of $1,320,000 and $1,017,000, respectively. During the years ended December 31, 1998, 1997, and 1996, the average recorded investment in impaired loans was $7,875,000, $3,413,000, and $2,300,000, respectively. Total cash collected on impaired loans during the years ended December 31, 1998, 1997, and 1996 was $4,595,000, $1,498,000, and $1,339,000, respectively, of which $3,771,000, $1,329,000, and
$1,249,000, respectively, was credited to principal. Interest income of $824,000, $169,000 and $90,000 on impaired loans was recognized for cash payments received during the years ended December 31, 1998, 1997, and 1996, respectively.

  At December 31, 1998 and 1997, troubled debt restructured loans amounted to $131,000. There were no troubled debt restructurings effected during the years ended December 31, 1998 and 1997.

  The Company is not committed to lend additional funds to debtors whose loans have been modified.

  The Bank is subject to numerous lending-related regulations. Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $4,493,000 at December 31, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  Activity in loans to directors and executive officers during the year ended December 31 are as follows (in thousands):

                                               1998           1997           1996
                                              ------         ------         ------
  Balance, beginning of year.........         $ 413          $  --          $  --
  Originations.......................            --            778            154
  Loans sold servicing released......          (163)          (365)          (154)
                                              -----          -----          -----
  Balance, end of year...............         $ 250          $ 413          $  --
                                              =====          =====          =====

5. Mortgage Financing Operations

  Loans serviced for others at December 31, 1998, 1997, and 1996 totaled $1,001,699,000, $536,726,000, and $168,963,000, respectively.

  In connection with mortgage servicing activities, the Company held funds in trust for others totaling approximately $22,133,000 and $8,068,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, $1,326,000 and
$32,000, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

  For the years ended December 31, 1998 and 1997, respectively, 20.9% and 22.7% of the properties securing loans funded by the Company were located in California, 5.5% and 4.8% were located in Utah, 3.3% and 3.0% were located in Colorado, 5.0% and 5.2% were located in Florida, 5.7% and 5.9% were located in Virginia, 4.9% and 5.4% were located in Maryland, 4.5% and 5.1% were located in North Carolina, 5.9% and 2.7% were located in Michigan and the remainder were dispersed throughout the country. At December 31, 1998 and 1997, respectively, 25.3% and 35.0% of the loan servicing portfolio was collateralized by real estate properties located in California. At December 31, 1998 and 1997, no other state accounted for more than 6.0%.

  Although the Company sells without recourse substantially all of the mortgage loans it originates or purchases, the Company retains some degree of risk on substantially all of the loans it sells. In addition, during the period of time that the loans are held for sale, the Company is subject to various business risks associated with the lending business, including borrower default, foreclosure, and the risk that a rapid increase in interest rates would result in a decline of the value of loans held for sale to potential purchasers.

  In connection with its securitizations, the Company is required to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company. While the Company may have recourse to the sellers of loans it purchased, there can be no assurance of the sellers' abilities to honor their respective obligations to the Company. Likewise, in connection with its whole loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans; and if a loan purchaser enforces its remedies against the Company, the Company may not be able to enforce whatever remedies the Company may have against such sellers. If the loans were originated directly by the Company, the Company will be solely responsible for any breaches of representations or warranties.

  At December 31, 1998, the cumulative losses and/or annual default rate on two of the Company's securitization transactions exceeded the permitted limit in the related pooling and servicing agreements. Although to date no servicing rights have been terminated, this condition could allow for the termination of the Company's rights to service the related loans.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  In addition, borrowers, loan purchasers, monoline insurance carriers, and trustees in the Company's securitizations may make claims against the Company arising from alleged breaches of fiduciary obligations, misrepresentations, errors and omissions of employees, officers and agents of the Company, including appraisers; incomplete documentation; and failure by the Company to comply with various laws and regulations applicable to its business. Any claims asserted in the future may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations, financial condition, cash flows and business prospects.

  The following is a summary of activity in mortgage servicing rights for the years ended December 31 (in thousands):

                                                            1998         1997         1996
                                                         ----------   -----------   --------
  Balance, beginning of year..........................     $ 8,526       $ 2,645     $  683
  Additions through originations......................       8,450         8,120      2,270
  Amortization........................................      (2,689)         (958)      (320)
  Change in valuation allowance.......................      (1,168)                      12

  Direct writedowns...................................                    (1,281)
                                                           -------       -------     ------
  Balance, end of year................................     $13,119       $ 8,526     $2,645
                                                           =======       =======     ======

  The following is a summary of activity in the valuation allowance for mortgage servicing rights for the years ended December 31 (in thousands):

                                                                    1998       1997        1996
                                                                 ----------   -------   -----------
   Balance, beginning of year.................................       $    1     $   1        $  13
   Additions (reductions) charged (credited) to operations....        1,168                    (12)
                                                                     ------     -----        -----
   Balance, end of year.......................................       $1,169     $   1        $   1
                                                                     ======     =====        =====

  Net gains from mortgage financing operations for the years ended December 31 consisted of the following (in thousands):

                                                                    1998          1997        1996
                                                                ------------   ----------   --------
  Gains on sale and securitization of loans held for sale....      $ 24,214       $24,210     $5,385
  Net unrealized gain (loss) on residual assets..............       (16,550)        1,520        323
                                                                   --------       -------     ------
                                                                   $  7,664       $25,730     $5,708
                                                                   ========       =======     ======



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  6. Premises and Equipment

  Premises and equipment consisted of the following at December 31 (in thousands):

                                                               1998              1997
                                                          ---------------   ---------------
  Premises.............................................          $   635           $   569
  Leasehold improvements...............................            2,753             1,930
  Furniture, fixtures and equipment....................            7,191             4,116
  Automobiles..........................................               24               ---
                                                                 -------           -------
                                                                  10,603             6,615
  Less accumulated depreciation and amortization.......           (3,458)           (1,851)
                                                                 -------           -------
                                                                 $ 7,145           $ 4,764
                                                                 =======           =======

  7. Foreclosed Real Estate

  Activity in the allowance for estimated real estate losses is summarized as follows for the years ended December 31 (in thousands):

                                                     1998           1997            1996
                                                  -----------   -------------   -------------
  Balance, beginning of year...................        $  79           $  65           $  44
  Provision for estimated real estate losses...           24             108             145
  Recoveries...................................           --               2               2
  Charge offs..................................           (3)            (96)           (126)
                                                       -----           -----           -----
  Balance, end of year.........................        $ 100           $  79           $  65
                                                       =====           =====           =====

  Net loss on foreclosed real estate is summarized as follows for the years ended December 31 (in thousands):

                                                                 1998        1997           1996
                                                               --------   -----------   ------------
  Net (gain) loss on sales of foreclosed real estate........      $  46        $ (74)         $ (41)
  Net real estate operating costs...........................        141           92             54
  Provision for estimated real estate losses................         24          108            145
                                                                  -----        -----          -----
  Net loss on foreclosed real estate........................      $ 211        $ 126          $ 158
                                                                  =====        =====          =====

  8. Deposit Accounts

  Deposit accounts consisted of the following at December 31 (in thousands):

                                                                           1998                                1997
                                                                   -----------------------                 -------------
                                                                                   Weighted                     Weighted
                                                                                   --------                     --------
                                                                                    Average                      Average
                                                                                    -------                      -------
                                                                   Balance    Interest Rate    Balance     Interest rate
                                                                   -------    -------------    -------     -------------
     Checking accounts........................................     $ 14,088        1.72%       $ 11,353     2.99%
     Passbook accounts........................................        4,642        2.35           3,838     2.10
     Money market accounts....................................        7,729        4.84           2,729     2.98
     Certificate accounts:
       Under $100,000.........................................      214,943        5.98         141,036     5.93
       $100,000 and over......................................       82,031        5.50          52,809     5.98
                                                                   --------                    --------
                                                                   $323,433        5.48%       $211,765     5.68%
                                                                   ========                    ========



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998


  The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

                                                                                              1998         1997
                                                                                           -----------   ---------
     Within one year                                                                          $291,118    $187,501
     One to two years                                                                            4,048       3,631
     Two to three years                                                                            708       1,179
     Three to four years                                                                           383         589
     Four to five years                                                                            139         421
     Thereafter                                                                                    578         524
                                                                                              --------    --------
                                                                                              $296,974    $193,845
                                                                                              ========    ========

  Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

                                          1998        1997       1996
                                        ---------   --------   --------
     Checking accounts...............     $   309     $  279     $  112
     Passbook accounts...............         102         84         92
     Money market accounts...........         229         88        118
     Certificate accounts............      13,408      7,587      3,192
                                          -------     ------     ------
                                          $14,048     $8,038     $3,514
                                          =======     ======     ======

  9. Advances from Federal Home Loan Bank and Other Borrowings

  As of December 31, 1998 and 1997, the Company had an available line of credit with the Federal Home Loan Bank of San Francisco (FHLB) of $7,635,000 and $17,471,000, respectively, use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. Advances and/or the line of credit are collateralized by pledges of certain real estate loans and securities with an aggregate principal balance of $6,946,000 and $21,777,000 at December 31, 1998 and 1997, respectively.

  At December 31, 1998, there were no outstanding FHLB advances. At December 31, 1997, outstanding FHLB advances totaled $9,000,000 at a weighted average interest rate of 7.07%.

  The following summarizes activities in advances from the FHLB for the years ended December 31 (dollars in thousands):

                                                                           1998               1997               1996
                                                                      ---------------   ----------------   -----------------
Average balance outstanding........................................          $ 1,154            $ 8,284             $ 4,259
Maximum amount outstanding at any month-end during the year........           17,062             17,800              13,900
Weighted average interest rate during the year.....................            5.02%              5.82%               5.93%

   At December 31, 1998, the Company had four warehousing lines of credit available to it from national investment banking firms. The first line allows the Company to draw up to $75,000,000 and expires on June 30, 1999. The second line allows the Company to draw up to $300,000,000 and expires August 20, 1999. The third line allows the Company to draw up to $40,000,000 and maintains a revolving maturity date. The fourth line allows the

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

Company to draw up to $10,000,000 and expires on December 14, 1999. An aggregate balance of $39,977,000 and $100,170,000 was drawn on these lines as of December 31, 1998 and 1997, respectively, at a weighted average interest rate of 7.56% and 7.19%, respectively. These lines of credit, which were obtained during 1997 and 1998, bear interest at a variable rate based on LIBOR. Outstanding borrowings under these lines of credit at the Bank are collateralized by loans held for sale. Outstanding borrowings under these lines of credit at LIFE Financial are collateralized by the residual assets and the stock of the Bank. These lines of credit contain certain affirmative, negative and financial covenants, with which the Company was in compliance at December 31, 1998.

  The following summarizes activities in the lines of credit for the year ended December 31, 1998 (dollars in thousands):

                                                                                 1998                 1997
                                                                          ------------------   -------------------
   Average balance outstanding.........................................            $112,886              $ 48,765
   Maximum amount outstanding at any month-end during year.............             345,848               226,846
   Weighted average interest rate during the year......................                6.62%                 6.53%

10. Subordinated Debentures

  On March 14, 1997, the Bank issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. The Debentures qualified as supplementary capital under regulations of the OTS, which capital may be used to satisfy risk-based capital requirements, until March 1998 when the Bank substituted LIFE in its place as obligors on the Debentures. The Debentures are direct, unconditional obligations ranking with all other existing and future unsecured and subordinated indebtedness. They are subordinated on liquidation, as to principal and interest, and premium, if any, to all claims having the same priority as savings account holders or any higher priority.

  The Debentures are redeemable at the option of LIFE, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Holders of the Debentures also have the option at September 15, 1998 to require LIFE to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date.

  On September 15, 1998, holders of $8.5 million in Debentures exercised their options to have LIFE repurchase their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. The gain resulting from extinguishment of this debt was not material.



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998


11. Income Taxes

  Income taxes for the years ended December 31 consisted of the following (in thousands):

                                                                                  1998       1997       1996
                                                                                --------   --------   --------
Current provision (benefit):
    Federal..................................................................   $ 7,050     $ (317)   $ 1,073
    State....................................................................     1,639       (426)       312
                                                                                -------     ------    -------
                                                                                  8,689       (743)     1,385
                                                                                -------     ------    -------
   Deferred (benefit) provision:
    Federal..................................................................    (5,287)     5,685     (1,036)
    State....................................................................    (2,674)     2,440       (311)
                                                                                -------     ------    -------
                                                                                 (7,961)     8,125     (1,347)
                                                                                -------     ------    -------
      Total income tax provision (benefit)...................................   $   728     $7,382    $    38
                                                                                =======     ======    =======
   A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:
                                                                                   1998       1997       1996
                                                                                -------     ------    -------
   Statutory federal taxes...................................................   $   625     $6,199    $    (5)
   State taxes, net of federal income tax benefit............................       128      1,315          1
   Other.....................................................................       (25)      (132)        42
                                                                                -------     ------    -------
                                                                                $   728     $7,382         38
                                                                                =======     ======    =======

  Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

                                                     1998              1997
                                                ---------------   ---------------
Deferred tax assets:
      Depreciation...........................          $    83          $    119
      Accrued expenses.......................              297             1,276
      Net operating loss.....................                              3,423
      Allowance for loan losses..............              915               910
      Capital loss carryforward..............               36                60
      Loans held for sale....................            1,586             1,391
      Other..................................              649             1,245
                                                       -------          --------
                                                         3,566             8,424
                                                       -------          --------
   Deferred tax liabilities:
      Gain on sale of loans..................           (3,604)          (15,166)
      Originated servicing rights............           (1,149)             (818)
      Federal Home Loan Bank stock...........             (168)             (132)
                                                       -------          --------
                                                        (4,921)          (16,116)
                                                       -------          --------
                                                        (1,355)           (7,692)
   Less valuation allowance..................              (36)              (36)
                                                       -------          --------
   Net deferred tax liability................          $(1,391)         $ (7,728)
                                                       =======          ========

  At December 31, 1998 and 1997, the net deferred tax liability is included in other liabilities in the accompanying consolidated statements of financial condition. Included in other assets at December 31, 1997 are refundable income taxes of $2,428,000.

  At December 31, 1998 and 1997, a valuation allowance has been recorded against the deferred tax asset related to the capital loss carryforward, as it is more likely than not that such benefit will not be realized.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998

  The Bank's financial statement equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Bank is partially redeemed, this tax bad debt reserve, which approximates $330,000 at December 31, 1998, will be recaptured into income at the then-prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $116,000. It is not contemplated that the Bank will make any disqualifying distributions that would result in the recapture of these reserves.

12. Commitments, Contingencies and Concentrations of Risk

  The Company is involved in various legal proceedings associated with normal operations. In the opinion of management, based on the advice of legal counsel, such litigation and claims are expected to be resolved without material effect on the financial position of the Company.

  The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2006. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

                           Year ending December 31:
                                 1999................. $1,233

                       2000....................    1,148
                       2001....................    1,022
                       2002....................      748
                       2003....................      187
                       Thereafter..............      253
                                                   -----
                                                  $4,591
                                                  ======

  Rental expense under all operating leases totaled $1,095,000, $424,000, and $232,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

  The Company and the Bank have negotiated employment agreements with their Chief Executive Officer. These agreements provide for the payment of a base salary, a bonus based upon performance of the Company, and the payment of severance benefits upon termination.

  Lending Activities--Loans to alternative borrowers present a higher level of risk of default than conforming loans because of the increased potential for default by borrowers who may have had previous credit problems or who do not have any credit history. Loans to alternative borrowers also involve additional liquidity risks, as these loans generally have a more limited secondary market than conventional loans. The actual rates of delinquencies, foreclosures and losses on loans to alternative borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. While the Company believes that the underwriting procedures and appraisal processes it employs enable it to somewhat mitigate the higher risks inherent in loans made to these borrowers, no assurance can be given that such procedures or processes will afford adequate protection against such risks.

  The debt consolidation loans the Company originated through October 1998 for agency-qualified borrowers are primarily home equity lines of credit and second deeds of trust generally up to 125% of the appraised value of the real estate underlying the loans. In the event of a default on such a loan by a borrower, there generally would be insufficient collateral to pay off the balance of such loan and the Company, as holder of a second position on the property, would likely lose a substantial portion, if not all, of its investment. While the Company believes that the underwriting procedures it employs enable it to somewhat mitigate the higher risks inherent in such loans, no assurance can be given that such procedures will afford adequate protection against such risks. At December 31, 1998, approximately 48% of the loans in the Company's securitizations consisted of this type of loan.

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

  Dependence on Securitizations--Since December 1996, the Company has completed five loan securitization transactions. The Company derived a significant portion of its income in 1998, 1997, and 1996 by recognizing such gains on sale. The Company's ability to complete securitizations is affected by several factors, including conditions in the securities markets, generally; and in the asset-backed securities markets, specifically; the credit quality of the Company's loan portfolio, and the Company's ability to obtain credit enhancements. Although the Company obtained credit enhancements in its securitizations, which facilitated an investment-grade rating for the securitization interests, there can be no assurance that the Company will be able to obtain future credit enhancements on acceptable terms or that future securitizations will be similarly rated.

13. Benefit Plans

  401(k) Plan--The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were not material for the years ended December 31, 1998, 1997 and 1996.

  Cash Bonus Plan--The Company adopted a cash bonus plan (the Bonus Plan) effective February 1996. All employees except for commissioned employees and employees with employment contracts are eligible to participate. Approximately $1,480,000 and $100,000 in expense was recorded pursuant to the Bonus Plan during the years ended December 31, 1997 and 1996, respectively. There was no cash bonus recorded during 1998.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1998

  The components of the 1996 Option Plan as of December 31, 1998, 1997, and 1996, and changes during the years then ended (as adjusted for the Reorganization), consist of the following:

                                                                          1998                        1997                  1996
                                                                   -------------------   ------------------------------   --------
                                                                              Weighted              Weighted              Weighted
                                                                              --------              --------              --------
                                                                              average               average               Average
                                                                              --------              --------              --------
                                                                              exercise              exercise              Exercise
                                                                              --------              --------              --------
                                                                    Shares     price      Shares     price      Shares     price
                                                                   --------   --------   --------   --------   --------   --------
  Options outstanding at the beginning of the year..............   316,200       $3.33   321,600       $3.33        ---
     Granted....................................................                                                321,600      $3.33
     Exercised..................................................   (15,680)       3.33
     Forfeited..................................................   (18,360)       3.33    (5,400)       3.33
                                                                   -------               -------               --------
  Options outstanding at the end of the year....................   282,160        3.33   316,200        3.33    321,600       3.33
                                                                   =======               =======               ========
  Options exercisable at the end of the year....................     6,040        3.33    27,540        3.33        ---
  Weighted average remaining contractual life of options           =======               =======
   outstanding at end of year...................................   8 years               9 years               10 years

  Weighted average information for options granted during
   the year:
   Fair value                                                          N/A                 N/A                 $1.66

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

  After the Reorganization, the Option Plans became available to directors, officers and employees of the Company, and to directors, officers and employees of its direct or indirect subsidiaries. The options granted pursuant to the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 1998 and 1997:

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1998



                                                                          1998                      1997
                                                                                                  ---------
                                                                        Weighted                  Weighted
                                                                        ---------                 ---------
                                                                         Average                   Average
                                                                        ---------                 ---------
                                                                        Exercise                  Exercise
                                                                        ---------                 ---------
                                                            Shares        Price       Shares        Price
                                                         ------------   ---------   -----------   ---------
  Options outstanding at the beginning of the year....       193,000       $11.14          ---
        Granted.......................................         8,000       $11.62      194,000       $11.14
        Forfeited.....................................       (27,500)      $11.16       (1,000)      $11.00
                                                            --------                  --------
  Options outstanding at end of the year..............       173,500       $11.15      193,000       $11.14
                                                            ========                  ========

  Options exercisable at the end of the year..........        15,000                    17,500
                                                            ========                  ========

  Weighted average information on options
    granted during the year--fair value...............         $7.60                  $   8.37


  Options exerciable as of December 31, 1998 were due to the resignation of a senior officer. Upon resignation, the options immediately vested. Options exercisable as of December 31, 1997 were due to the retirement of one director. Upon retirement, the options immediately vested.

  The fair value of options granted under the 1997 Option Plan during 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for either year, volatility rate of 45.72% and 55.92%, respectively, risk-free interest rate of 5.59% and 6.45% , respectively and expected lives of 10 years for both years.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                       1998        1997         1996
                                                     ---------   ---------   ----------
Net income (loss) to common stockholders:
    As reported...................................      $1,059     $10,324      $  (52)
    Pro forma.....................................      $  619     $ 9,778      $  (68)

  Basic earnings (loss) per share:
    As reported...................................      $ 0.16     $  2.11      $(0.02)
    Pro forma.....................................      $ 0.09     $  2.00      $(0.03)

  Diluted earnings (loss) per share:
    As reported...................................      $ 0.16     $  2.02      $(0.02)
    Pro forma.....................................      $ 0.09     $  1.91      $(0.03)

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1998


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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 1998 and 1997 totaled $10,969,000 and $29,173,000, respectively.

  The Company regularly enters into commitments to sell certain dollar amounts of loans to third parties under specific, negotiated terms. The terms include the minimum maturity of the loans, yield to purchaser, servicing spread to the Company, and the maximum principal amount of the individual loans. The Company typically satisfies these commitments from its current production of loans. These commitments have fixed expiration dates and may require a fee. There were no outstanding commitments to sell loans at December 31, 1998. At December 31, 1997, the Company had outstanding commitments to sell loans of $62,649,000.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1998


                                                                     1998
                                                             ---------------------
                                                             Carrying    Estimated
                                                             ---------   ---------
                                                              amount     Fair value
                                                             ---------   ----------
                                                                (in thousands)
  Assets:
    Cash and cash equivalents.............................    $  8,152    $  8,152
    Securities held to maturity...........................       2,008       2,020
    Residual assets.......................................      50,296      50,296
    Loans held for sale...................................     243,497     245,625
    Loans held for investment, net........................      90,827      91,163
    Mortgage servicing rights.............................      13,119      15,699
    FHLB stock............................................       2,463       2,463
    Accrued interest payable..............................       2,762       2,762

  Liabilities:
    Deposit accounts......................................     323,433     323,664
    Other borrowings......................................      39,977      39,977
    Subordinated debentures...............................       1,500       1,500
    Accrued interest payable..............................         408         408
  Off-balance sheet unrealized gain on commitments........         ---         178

                                                                     1997
                                                             ---------------------
                                                             Carrying    Estimated
                                                             ---------   ---------
                                                              Amount     Fair value
                                                             ---------   ----------
                                                                (in thousands)
  Assets:
    Cash and cash equivalents.............................    $  3,467    $  3,467
    Securities held to maturity...........................       5,012       5,030
    Residual asset........................................      45,352      45,352
    Loans held for sale...................................     289,268     295,346
    Loans held for investment, net........................      29,076      28,493
    Mortgage servicing rights.............................       8,526       9,816
    FHLB stock............................................       1,067       1,067
    Accrued Interest Receivable                                  2,638       2,638

  Liabilities:
    Deposit accounts......................................     211,765     211,877
    FHLB advances.........................................       9,000       9,000
    Other borrowings......................................     100,170     100,170
    Subordinated debentures...............................      10,000      10,000
    Accrued interest payable..............................       1,493       1,493
  Off-balance sheet unrealized gain on commitments........        ----       2,702



                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       For Each of the Three Years in the Period Ended December 31, 1998

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

     Accrued Interest Receivable/Payable--The carrying amount approximates fair value.

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

     Financial Instruments with Off-Balance Sheet Risk--As of December 31, 1998 and 1997, fair values are based on quoted market prices or dealer quotes.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. Segment Information

  The Company's operations within the financial services industry principally focus on banking and mortgage financing activities. Information about these segments as of or for the years ended December 31, 1998, 1997 and 1996 is as follows (dollars in thousands):

                                                                                 1998
                                                                  ----------------------------------
                                                                              Mortgage     Mortgage     Mortgage
                                                                             ----------   ----------   ----------
                                                                             Financing    Financing    Financing
                                                                             ----------   ----------   ----------
                                                                  Banking    Portfolio    Liberator      Other       Total
                                                                  --------   ----------   ----------   ----------   --------
   Revenue for the year........................................   $ 4,037     $ 13,069     $ 32,644      $ 5,537    $ 55,287
   Interest income.............................................     3,440        9,737       24,123        3,804      41,104
   Interest expense............................................     1,962        5,139       13,142        2,672      22,915
   Net income (loss) for the year..............................    (2,557)       1,387        2,767         (538)      1,059
   Assets employed at year-end.................................    36,121      110,074      247,375       34,517     428,078


                                                                                               1997
                                                                                              -------
                                                                             Mortgage     Mortgage     Mortgage
                                                                             ---------    ---------    ---------
                                                                             Financing    Financing    Financing
                                                                             ---------    ---------    ---------
                                                                  Banking    Portfolio    Liberator      Other       Total
                                                                  -------    ---------    ---------    ---------    --------
   Revenue for the year........................................   $ 4,897     $  9,330     $ 29,377      $ 4,772    $ 48,376
   Interest income.............................................     2,779        3,342       10,513        4,512      21,146
   Interest expense............................................     2,252        1,924        6,055        2,599      12,830
   Net income (loss) for the year..............................    (2,039)       3,639       11,566       (2,842)     10,324
   Assets employed at year-end.................................    50,547       83,698      236,821       26,005     397,071


                                                                                               1996
                                                                                              -------
                                                                             Mortgage     Mortgage     Mortgage
                                                                             ---------    ---------    ---------
                                                                             Financing    Financing    Financing
                                                                             ---------    ---------    ---------
                                                                  Banking    Portfolio    Liberator      Other       Total
                                                                  -------    ---------    ---------    ---------    --------
   Revenue for the year........................................   $ 3,898     $  1,728     $  5,437      $ 2,333    $ 13,396
   Interest income.............................................     3,049          706        2,220          953       6,928
   Interest expense............................................       863          528        1,662          712       3,766
   Net income (loss) for the year..............................       577         (187)        (589)         147         (52)
   Assets employed at year-end.................................    59,943        8,860       26,049        6,911     101,763

17. Earnings Per Share





                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

       For Each of the Three Years in the Period Ended December 31, 1998

  A reconciliation of the numerators and denominators used in basic and diluted EPS computations is as follows (in thousands, except per share data):

                                                                          Income         Shares       Per share
                                                                        -----------   -------------   ----------
                                                                        (numerator)   (denominator)     amount
                                                                        -----------   -------------   ----------
Year ended December 31, 1998:
     Net earnings applicable to earnings per share...................      $ 1,059
                                                                           -------
  Basic earnings per share--
     Earnings available to common stockholders.......................        1,059           6,555       $ 0.16
                                                                                                         ======
  Effect of dilutive securities--
     Stock option plans..............................................                          251
                                                                                             -----
  Diluted earnings per share--
     Earnings available to common stockholders plus assumed
       conversions...................................................      $ 1,059           6,806       $ 0.16
                                                                           =======           =====       ======


                                                                                                         Per
                                                                                                      ---------
                                                                          Income         Shares         share
                                                                        ----------    ------------    ---------
                                                                        (numerator)   (denominator)    amount
                                                                        ----------    ------------    ---------
  Year ended December 31, 1997:
     Net earnings applicable to earnings per share...................      $10,324
                                                                           -------
  Basic earnings per share--
     Earnings available to common stockholders.......................       10,324           4,885       $ 2.11
                                                                                                         ======
  Effect of dilutive securities--
     Stock option plans..............................................                          223
                                                                                             -----
  Diluted earnings per share--
     Earnings available to common stockholders plus assumed
       conversions...................................................      $10,324           5,108       $ 2.02
                                                                           =======           =====       ======

                                                                                                         Per
                                                                                                      ---------
                                                                          Income         Shares         share
                                                                        ----------    ------------    ---------
                                                                        (numerator)   (denominator)    amount
                                                                        ----------    ------------    ---------
  Year ended December 31, 1996
     Net earnings (loss) applicable to earnings (loss) per share.....      $   (52)
                                                                           -------
  Basic  and diluted earnings (loss) per share--
     Earnings (loss) available to common stockholders................      $   (52)          2,371       $(0.02)
                                                                           =======           =====       ======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       For Each of the Three Years in the Period Ended December 31, 1998


18. Parent Company Financial Information

  The following presents the unconsolidated financial statements of the parent company only, LIFE Financial Corporation (Note 1) as of December 31 (in thousands):

                LIFE FINANCIAL CORPORATION (Parent company only)

                                                                        1998        1997
                                                                      ---------   ---------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
  Cash and cash equivalents........................................     $   566     $   933
  Residual assets..................................................      50,296      45,352
  Investment in subsidiaries.......................................      27,315      21,552
  Other assets.....................................................       4,109       1,938
                                                                        -------     -------
     TOTAL ASSETS..................................................     $82,286     $69,775
                                                                        =======     =======
LIABILITIES:
  Other borrowings.................................................     $27,832     $15,537
  Accounts payable and other liabilities...........................       2,456       3,352
                                                                        -------     -------
  TOTAL LIABILITIES................................................      30,288      18,889
                                                                        -------     -------
  TOTAL STOCKHOLDERS' EQUITY.......................................      51,998      50,886
                                                                        -------     -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................     $82,286     $69,775
                                                                        =======     =======

                LIFE FINANCIAL CORPORATION (Parent company only)

                                                                    1998          1997         1996
                                                                -------------   ---------   -----------
STATEMENTS OF OPERATIONS
INTEREST INCOME..............................................       $  6,461      $   185   $       --
INTEREST EXPENSE.............................................          2,440           80
                                                                    --------      -------
  Net interest income........................................          4,021          105
NONINTEREST INCOME (LOSS)....................................        (10,233)      14,088
NONINTEREST EXPENSE..........................................          1,903        1,308
EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES................          5,763        2,760          (52)
                                                                    --------      -------        -----
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE....................         (2,352)      15,645          (52)
INCOME TAX EXPENSE (BENEFIT).................................         (3,411)       5,321
                                                                    --------      -------

NET EARNINGS (LOSS)..........................................       $  1,059      $10,324        $ (52)
                                                                    ========      =======        =====




                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

       For Each of the Three Years in the Period Ended December 31, 1998

                LIFE FINANCIAL CORPORATION (Parent company only)

                        SUMMARY STATEMENT OF CASH FLOWS

                                                                                        1998             1997           1996
                                                                                   --------------   --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).............................................................       $   1,059        $  10,324         $ (52)
Adjustments to reconcile net earnings (loss) to cash used in operating activities:
  Gain (loss) on sale and securitization of loans held for sale.................          10,616          (13,631)
  Purchase of loans held for sale, net of loan fees.............................        (462,074)        (324,795)
  Proceeds from sales and securitization of loans held for sale.................         436,948          319,941
  Net accretion of residual assets..............................................          (6,984)          (1,622)
  Net unrealized loss (gain) on residual assets.................................          16,550             (448)
  Increase in accounts payable and other liabilities............................            (896)           3,352
  Increase in other assets......................................................          (2,171)          (3,493)
  Equity in net (earnings) loss of subsidiaries.................................          (5,763)          (2,760)           52
                                                                                       ---------        ---------    ----------
     Net cash used in operating activities......................................         (12,715)         (13,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of residual assets from the Bank.......................................                          (23,243)
Capital contributions to subsidiaries...........................................                          (11,075)
                                                                                                        ---------
     Net cash used in investing activities......................................                          (34,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from other borrowings..............................................          12,295           15,537
Net proceeds from issuance of common stock......................................              53           32,846
                                                                                       ---------        ---------
     Net cash provided by financing activities..................................          12,348           48,383
                                                                                       ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................             367              933
CASH AND CASH EQUIVALENTS, beginning of year....................................             933
                                                                                       ---------        ---------    ----------
CASH AND CASH EQUIVALENTS, end of year..........................................       $     566        $     933    $       --
                                                                                       =========        =========    ==========

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

       For Each of the Three Years in the Period Ended December 31, 1998



19. Quarterly Results of Operations (Unaudited)

  The following is a summary of quarterly results for the years ended December
31:

                                                First       Second     Third      Fourth
                                              ----------   --------   --------   ---------
                                               Quarter     Quarter    Quarter     Quarter
                                              ----------   --------   --------   ---------
                                                 (In thousands, except per share data)
1998:
  Interest income..........................      $9,371     $10,145    $11,842    $ 9,746
  Interest expense.........................       5,340       5,554      6,951      5,070
  Provision for estimated loan losses......       1,630           -        736      1,800
  Noninterest income.......................       9,325       4,507      7,384     (7,033)
  Net earnings (loss)......................       3,715       1,521      2,535     (6,712)
  Earnings (loss) per share:
     Basic.................................        0.57        0.23       0.39      (1.02)
     Diluted...............................        0.54        0.22       0.37      (1.01)

1997:
  Interest income..........................      $2,282     $ 4,159    $ 5,663    $ 9,042
  Interest expense.........................       1,561       2,460      3,080      5,729
  Provision for estimated loan losses......         500           -        400        950
  Noninterest income.......................       1,975       2,363      8,651     14,241
  Net earnings (loss)......................        (190)        917      3,880      5,717
  Earnings (loss) per  share:
     Basic.................................       (0.06)       0.28       0.59       0.87
     Diluted...............................       (0.06)       0.28       0.57       0.83

During the quarter ended December 31, 1998, the Company recorded net unrealized losses on residual assets of $9.9 million.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May , 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.



Item 11. Executive Compensation

  The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 1999, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy
Statement for the Annual Meeting of Stockholders to be held on May   , 1999,
which will be filed within 120 days after the end of the Registrant's fiscal year.


Item 13. Certain Relationships and Related Transactions

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the
Annual Meeting of Stockholders to be held on May   , 1999, which will be filed
within 120 days after the end of the Registrant's fiscal year.


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

             21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiaries"
             23.1   Consent of Deloitte & Touche LLP
             27.0   Financial Data Schedule

  (b) Reports on Form 8-K

     None.
--------------
* Incorporated herein by reference into this document from the Exhibits to Form S-4 Registration Statement, filed on January 27, 1997 and any amendments thereto, Registration No. 333-20497.

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

         Signature                         Title                        Date
---------------------------   --------------------------------   ------------------
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