Form 10-K/A
period 1998-12-31
LIFE FINANCIAL CORP
filed 1999-05-13
CIK 1028918

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
  Yes  X    No
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

                                     INDEX

                                                                                                           Page

   PART I
   ======

Item 1.        Business.................................................................................       6
               Additional Item. Executive Officers of the Registrant....................................      49
Item 2.        Properties...............................................................................      50
Item 3.        Legal Proceedings........................................................................      51
Item 4.        Submission of Matters to a Vote of Security Holders......................................      51

  PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters....................      52
Item 6.        Selected Financial Data..................................................................      53
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations....      55
Item 7A.       Quantitative and Qualitative Disclosure about Market Risk................................      64
Item 8.        Financial Statements and Supplementary Data..............................................      70
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....     103

  PART III

Item 10.       Directors and Executive Officers of the Registrant.......................................     104
Item 11.       Executive Compensation...................................................................     104
Item 12.       Security Ownership of Certain Beneficial Owners and Management...........................     104
Item 13.       Certain Relationships and Related Transactions...........................................     104

  PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................     104

SIGNATURES                                                                                                   106

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

  The Company conducts its business from thirteen locations: the Company's corporate headquarters and Western regional lending center in Riverside, California, four additional regional lending centers located in Jacksonville, Florida, the Denver, Colorado metropolitan area, San Jose, California, as well as the Boston metropolitan area. The national servicing center is located in Riverside, California adjacent to the corporate headquarters with the Consumer Finance Group domiciled in a company owned facility in Riverside, California. LIFE bank branch offices are located in the Southern California cities of San Bernardino, Riverside, Redlands and Huntington Beach. In addition, the Company has recently entered into a lease for an additional Southern California bank branch in the Orange County community of Seal Beach that is expected to open in May of 1999.

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

  As part of the Company's strategic plan, the Bank developed an internal structure of operating divisions, each with distinct objectives and management focus. The six divisions include (i) the Financial Services Division which emphasizes the wholesale origination of the Bank's core products; (ii) the Income Capital Services Group which originates and sells commercial, multi-family and construction loans; (iii) the Retail Loan Division which concentrates on offering loan products directly to the public primarily in the Bank's primary market area; (iv) the Consumer Finance Group which provides financing for a variety of private label and joint venture consumer products; (v) Asset Management Division which services loans and REO for both the Bank and for Loan Purchasers; and (vi) the Banking Division which offers depository services to the public. These divisions do not necessarily represent the operating segments of the company.

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

  The Company's mortgage financing and servicing operations are conducted primarily through regional lending centers located in Riverside, California, Jacksonville, Florida, the Denver, Colorado metropolitan area, Boston Massachusetts and San Jose, California. From its present locations, the Company is able to originate or purchase its core products in the District of Columbia and all 50 states with the exception of Alaska and Hawaii.

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

  The following table sets forth the principal balance of each of the Company's core loan products originated during the years ended December 31, 1998 and 1997:

                                           December 31,            December 31,
                                           ------------            ------------
                                               1998                    1997
                                               ----                    ----
                                                  (Dollars in thousands)
Liberator Series (full documentation).      $  421,616               $186,964
Liberator Series (NINA)...............         262,210                 55,932
Portfolio Series......................         402,544                472,656
                                            ----------               --------
  Total...............................      $1,086,370               $715,552
                                            ==========               ========

  The following table sets forth selected information relating to originations of Liberator Series loans during the years ended December 31, 1998 and 1997:

                                                                     For the  Year Ended           For the Year Ended
                                                                 ---------------------------   --------------------------
                                                                      December 31, 1998            December 31, 1997
                                                                 ---------------------------   --------------------------
                                                                      Full                          Full
                                                                      ----                          ----
                                                                 Documentation       NINA      Documentation      NINA
                                                                 --------------   ----------   --------------   ---------
                                                                                    (Dollars in thousands)
Principal balance.............................................        $421,616     $262,210         $186,964     $55,932
Average principal balance per loan............................              83          113               90         112
Combined weighted average initial loan-to-value ratio.........            78.2%        75.2%            76.6%       72.2%
Percent of first mortgage loans...............................            94.8         97.4             89.6        99.4
Property securing loans:
  Owner occupied..............................................            94.6         93.4             88.5        94.3
  Non-owner occupied..........................................             5.4          6.6             11.5         5.7
Percentage fixed-rate.........................................            66.9         51.5             38.5        24.6
Percentage ARMs...............................................            33.1         48.5             61.5        75.4
Weighted average interest rate:
  Fixed-rate..................................................             9.5          9.7             10.7        10.9
  ARMs........................................................             9.3          9.3              9.5         9.3

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

  The Company purchases substantially all loans on an individual basis from qualified Originators. In conjunction with the proposed FirstPlus Merger, Life purchased 16.1% of 1998 originations from FirstPlus Freedom. No other single Originator accounted for more than 4.1% of the loans originated by the Company for the year ended December 31,

1998. It is the Company's general policy to limit the percentage of loans closed by any single Originator to approximately 5.0% of loans closed in any given period.

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


                                                       For the Year Ended                          For the  Year Ended
                                                       ------------------                          -------------------
                                                       December 31, 1998                            December 31, 1997
                                                       -----------------                            -----------------
                                                               Weighted                                   Weighted
                                                               --------                                   --------
                                                               Average     Weighted                       Average       Weighted
                                                               -------     --------                       -------       --------
               Product/Risk                          % of      Interest    Average              % of      Interest      Average
               ------------                          ----      --------    -------              ----      --------      -------
             Classifications             Volume      Total     Rate(1)     Margin(2)   Volume   Total     Rate(1)       Margin(2)
             ---------------             ------      -----     -------     ---------   ------   -----     -------       ---------
                                                   (Dollars in thousands)
Liberator Series (Full documentation)
A+.....................................   $  4,450     1.1%     9.10%       5.32%   $    964     0.5%       9.31%         5.16%
Ax.....................................    264,782    62.8      9.10        5.34      81,706    43.7        9.46          4.48
A-.....................................     69,818    16.5      9.47        5.68      52,488    28.1        9.77          5.24
A......................................      1,118     0.3      9.21        5.72          --      --          --            --
                                          --------   -----                           -------    -----
  Total A- or better...................    340,168    80.7       --          --      135,158    72.3        9.58          4.78
                                          --------   -----                           -------    -----
B+.....................................      5,409     1.3      9.75        6.17         143     0.1       10.42            --
B......................................     54,833    13.0     10.47        6.36      25,423    13.6       10.11          4.95
C......................................     14,018     3.3     11.18        7.00      11,229     6.0       11.00          5.64
Cx.....................................      7,188     1.7     11.87        7.22      15,011     8.0       12.32          6.83
                                          --------   -----                            ------     -----
  Totals...............................   $421,616   100.0%     9.46        5.63    $186,964   100.0%       9.96          5.02
                                          ========   =====                          ========   =====
Liberator Series (NINA)
A+                                        $  3,172     1.2%     9.47        5.65          --      --          --            --
Ax.....................................    197,930    75.5      9.39        5.25    $ 38,404    68.7%       9.20          5.47
A-.....................................     20,761     7.9      9.83        5.71       8,460    15.1        9.93          6.18
A......................................        340     0.1      8.34          --          --      --          --            --
A1.....................................      5,795     2.2      7.70          --          --      --          --            --
A2.....................................      1,996     0.8      7.97          --          --      --          --            --
A3.....................................      2,921     1.1      8.41          --          --      --          --            --
A4.....................................      1,666     0.6      9.11          --          --      --          --            --
                                          --------   -----                            ------    ----
  Total A- or better...................    234,581    89.4        --          --      46,864    83.8        9.33          5.59
                                          --------   -----                            ------    ----
B+.....................................        294     0.1     10.27        6.14           --     --          --            --
B......................................     15,935     6.1     10.60        6.43       4,325     7.7       10.74          6.26
C......................................      7,298     2.8     10.91        6.19       1,909     3.4       11.35          6.92
Cx.....................................      4,102     1.6     12.09        7.50       2,834     5.1       12.56          6.83
                                          --------   -----                             -----     ---
  Totals...............................   $262,210   100.0%     9.52        5.43    $ 55,932   100.0%       9.67          5.75
                                          ========   =====                          ========   =====
Portfolio Series
A+.....................................   $116,139    28.9%    12.78        2.79    $101,777    21.5%      13.09          5.00
Ax.....................................    128,068    31.8     13.20        3.90     171,206    36.2       13.72          5.26
A-.....................................    149,992    37.3     13.75        4.58     161,112    34.1       14.23          6.20
A......................................        134     0.0     13.17          --          --      --          --            --
                                          --------   -----                          --------   -----
  Total A- or better...................    394,333    98.0     13.29        3.83     434,095    91.8       13.76          5.55
                                          --------   -----                          --------   -----
B+.....................................      8,112     2.0     14.09        6.97      38,167     8.1       14.32          6.40
B......................................         29     0.0     16.99          --         394     0.1       12.74          3.23
                                                36     0.0     12.50          --          --      --          --            --
B......................................         34     0.0     13.99          --          --      --          --            --
                                          --------   -----                          --------   -----
  Total................................   $402,544   100.0%    13.30        3.90    $472,656   100.0%      13.81          5.62
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

     The Company has completed five securitizations, one during the fourth quarter of 1996, one during the first quarter of 1997, one during the third quarter of 1997, one during the fourth quarter of 1997 and one during the third quarter of 1998. The characteristics and results of these securitizations are as follows:


                                         1996-1                   1997-1A                   1997-1B                   1997-2
                                 -----------------------  ----------------------  ---------------------------  ---------------------

Type of loan securitized.......  Fixed Rate Liberator     Adjustable Rate         Fixed Rate Liberator         Fixed Rate Portfolio
                                 Series and Portfolio     Liberator Series        Series and Portfolio Series  Series
                                 Series
Weighted average coupon........  13.32%                   9.45%                   13.02%                       13.64%
Amount of certificates issued..  $55.0 million            $38.5 million           $61.5 million                $123.8 million
Pass-through rate..............  6.95%                    1 month LIBOR plus      7.49%                        7.12% (4)
                                                          21 bp

Amount of loans
 securitized(1)................  $55 million              $38.5 million           $61.5 million                $125 million
Credit enhancement.............  MBIA Insurance           MBIA Insurance          MBIA Insurance               Loan
                                 Corporation              Corporation             Corporation                  overcollateralization

Initial funding of reserve
 Accounts......................  $1.6 million             $941,000                $3.1 million                 $1.3 million
Required reserve level to be
 Funded........................  9.0% of original         5.5% of original        10.6% of original            7.0% of original
                                 outstanding balance of   outstanding balance of  outstanding balance of       outstanding
                                 loans                    loans                   loans                        balance of loans
Gain on sale of loans..........  $1.4 million             $1.6 million (1)        $1.6 million (1)             $10.8 million
Gain on sale of loans as a
 percent of loans sold.........  2.55%                    1.6% (1)                1.6% (1)                     8.64%

Assumptions at inception:

Estimated prepayment speed (3).  17.0% H.E.P.             25.0% C.P.R.            17.0% H.E.P.                 12.0% H.E.P.
Discount factor................  13.5%                    13.5%                   13.5%                        13.5%
Annual estimated loss
 assumption....................  1.5%                     0.5%                    0.5% of Liberator Series     2.0%
                                                                                  loans; 1.5% of Portfolio
                                                                                  Series loans

Assumptions as of 12/31/98:

Estimated weighted average
 prepayment speed..............  50.5% C.P.R.             38.4% C.P.R.            38.4% C.P.R.                 19.8%  C.P.R.


Discount factor................  13.5%                    13.5%                   13.5%                        13.5%
Annual weighted average
 estimated loss assumption.....   3.4%                     2.3%                    2.3%                         3.0%

Servicing fees.................  0.50% for the first      0.65% for the first     1.00% on fixed rate loans
                                 six months and           twelve months and       sold
                                 1.00% thereafter         1.00% thereafter

Rating.........................  AAA/Aaa (S&P/Moody's)    AAA/Aaa (S&P/Moody's)   AAA/Aaa                        (5)
                                                                                  (S&P/Moody's)


                                         1997-3                  1998-1A                 1998-1B
                                 -----------------------  ----------------------  ----------------------
Type of loan securitized.......  Fixed Rate               Adjustable Rate         Fixed Rate
                                 Portfolio Series         Liberator Series        Liberator Series

Weighted average coupon........  13.86%                   9.33%                   9.62%
Amount of certificates issued..  $250.0 million           $165.23 million         $234.77 million
Pass-through rate..............  7.62%                    1 month LIBOR plus      6.32 (4)%
                                                          30 bp

Amount of loans
 securitized(1)................  $250 million             $165.23 million         $234.77 million
Credit enhancement.............  Loan                     MBIA Insurance          MBIA Insurance
                                 overcollateralization    Corporation             Corporation
                                                          Loan                    Loan
                                                          Overcollateralization   Overcollateralization
Initial funding of reserve
 Accounts......................  None                     None                    None
Required reserve level to be
 Funded........................  6.3% of original         4.25% of original       2.75% of original
                                 outstanding              outstanding             outstanding
                                 balance of loans         balance of loans        balance of loans
Gain on sale of loans..........  $12.4 million            $7.0 million (2)        $7.0 million (2)
Gain on sale of loans as a
 percent of loans sold.........  4.96%                    1.75% (2)               1.75% (2)

Assumptions at inception:

Estimated prepayment speed.....  14.0% H.E.P.             35.0% C.P.R.            22.0% C.P.R.
Discount factor................  13.5%                    13.5%                   13.5%
Annual estimated loss
 Assumption....................  2.5%                     1.0%                    1.0%



Assumptions as of 12/31/98:

Estimated weighted average
 prepayment speed..............  15.9% C.P.R.             23.1% C.P.R.            23.1% C.P.R.


Discount factor................  13.5%                    13.5%                   13.5%
Annual estimated loss
 Assumption....................  3.5%                     1.1%                    1.1%

Servicing fees.................  1.00%                    0.50%                   0.50%



Rating.........................  (6)                      AAA/Aaa (S&P/Moody's)   AAA/Aaa (S&P/Moody's)


--------------
(1) The combined gain on sales of loans for 1997-1A and 1997-1B was $1.6 million. The percentages are based on the combined 1997-1A and 1997-1B securitizations.

(2) The combined gain on sales of loans for 1998-1A and 1998-1B was $7 million. The percentages are based on the combined 1998-1A and 1998-1B securitizations

(3) Home Equity Prepayment ("H.E.P.") and Constant Prepayment Rate ("C.P.R.") are methods of estimating prepayment speeds.

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

Construction Lending

  The Company originates construction loans for owner occupied single-family homes, single-family homes on a speculative basis, single family tract, retail, industrial, apartment and office product. Those projects built on a speculative basis are to builders and borrowers who have shown by past performance to be able to construct and effectively market the completed product and where management is comfortable with the underlying economic conditions. The Company`s loan to value maximum policy on a speculative residential project or a commercial project is not to exceed 75% of completed value. All construction loans at the time are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires some tangible form of equity in each construction project.

  As of December 31, 1998, the cumulative loan to value of the construction portfolio was below 70% and the portfolio was concentrated in residential product. Presently, the Company lends construction funds only in California with a concentration in Southern California due to its proximity and familiarity to management.

  Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does single family permanent mortgage lending. However, construction loans involve risks different from completed project lending because loan funds are advanced upon security of the project under construction, and if the loan goes into default, additional funds may have to be advanced to complete the project before it can be sold. Moreover, construction projects are subject to uncertainties inherent in estimating construction costs, potential delays in construction time, market demand and accuracy of the estimate of value upon completion. The Company requires the borrower's to carry, among other things, liability insurance equal to certain prescribed minimum amounts, and of course construction insurance. The Company disburses its own funds internally via bank checks issued to control the physical completion to disbursed funds ratio along with on-site inspection for each draw.


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
                                                        ==========         ========         ========

--------------
(1)  Gross loans include loans held for investment and loans held for sale.

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

                                                       At December 31, 1998
          ----------------------------------------------------------------------------------------------------------------------
                                                                                         Total Substandard, Doubtful
                                                                                         ---------------------------
                                    Loans                               REO                     and Loss Assets
                        ------------------------              ------------------------          ---------------
                        Gross       Net       Number of    Gross       Net       Number of     Gross         Net       Number of
                       -------   ----------   ---------   -------   ----------   ----------   --------   -----------   ---------
                       Balance   Balance(1)     Loans     Balance   Balance(1)   Properties   Balance    Balance(1)     Assets
                       -------   ----------   ---------   -------   ----------   ----------   --------   -----------   ---------
                                                                (Dollars in thousands)
Residential:
 One- to four-
  family............    $8,713    $8,629            106    $1,998    $1,998              17    $10,711    $10,627            123
 Multi-family.......        --        --             --        --        --              --         --         --             --
Commercial..........       479       427              2        --        --              --        479        427              2
Other loans.........       281       281             61        --        --              --        281        281             61
                        ------    ------            ---    ------    ------              --    -------    -------            ---
  Total loans.......    $9,473    $9,337            169    $1,998    $1,998              17    $11,471    $11,335            186
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

                                                                                     At December 31,
                                                                     ------------------------------------------------
                                                                       1998      1997      1996      1995      1994
                                                                     --------   -------   -------   -------   -------
                                                                                 (Dollars in thousands)
Non-accrual loans:
 Residential real estate:
  One- to four-family.............................................   $ 7,134    $3,245    $2,361    $1,305    $1,766
  Multi-family....................................................        --       ---        45       ---        --
 Commercial.......................................................       131       131       ---        82        78
 Other loans......................................................       279     1,750        10        10        45
                                                                     -------    ------    ------    ------    ------
  Total...........................................................     7,544     5,126     2,416     1,397     1,889
REO, net(1).......................................................     1,898     1,440       561       827       555
                                                                     -------    ------    ------    ------    ------
  Total non-performing assets.....................................   $ 9,442    $6,566    $2,977    $2,224    $2,444
                                                                     =======    ======    ======    ------    ======
Restructured loans................................................   $   131    $  131    $  131    $  131    $    0
Classified assets, gross..........................................    10,529     7,565     4,829     3,929     3,951
Allowance for estimated loan losses as a percent of gross loans
 receivable(2)....................................................      0.82%     0.82%     2.36%     1.83%     1.28%
Allowance for estimated loan losses as a percent of total
 non-performing loans(3)..........................................     36.81%    50.20%    67.26%    84.25%    44.04%
Non-performing loans as a percent of gross loans
 receivable(2)(3).................................................      2.23%     1.64%     3.50%     2.17%     2.90%
Non-performing assets as a percent of total assets(3).............      2.21%     1.65%     2.93%     3.00%     3.42%

(1)  REO balances are shown net of related loss allowances.

(2) Gross loans include loans receivable held for investment and loans receivable held for sale.

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

     As of December 31, 1998, the Company's allowance for loan losses was $2.8 million or 0.82% of total gross loans, and 36.81% of non-performing loans compared to an allowance for loan losses of $2.6 million at December 31, 1997 or 0.82% of gross loans and 50.20% of non-performing loans. At December 31, 1998, the Company's allowance for loan losses was $2.8 million, consisting of a $2.3 million formula allowance, a $118,000 specific allowance and a $420,000 unallocated allowance.

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

                                        1998                                    1997                               1996
                           --------------------------------       ---------------------------------      -----------------------
                                                 Percent of                              Percent of
                                                 ----------                              ----------
                                                    Gross                                   Gross
                                                    -----                                   -----
                                                  Loans in                                Loans in
                                                  --------                                --------
                                                    Each                                    Each
                                                    ----                                    ----
                                 Percent of       Category                Percent of      Category                     Percent of
                                 ----------       --------                ----------      --------                     ----------
                                  Allowance       to Total                 Allowance      to Total                      Allowance
                                  ---------       --------                 ---------      --------                      ---------
                                  to Total          Gross                  to Total         Gross                       to Total
                                 ---------          -----                  --------         -----                       --------
                       Amount     Allowance         Loans       Amount     Allowance        Loans       Amount          Allowance
                       ------     ---------         -----       ------     ---------        -----       ------          ---------
One- to four- family    $1,984      71.45%         64.54%        $1,206      46.87%        89.02%        $1,462          89.97%
Multi-family........        68       2.46           5.16             66       2.57          3.41             20           1.23
Commercial..........       250       9.00           4.22            150       5.83          5.36            124           7.63
Construction                60       2.16           2.54             --         --            --             --             --
Other...............       415      14.93          23.44          1,151      44.73          2.21             19           1.17
                        ------     ------         ------         ------     ------        ------         ------         ------
Total allowance for
 loan losses........    $2,777     100.00%        100.00%        $2,573     100.00%       100.00%        $1,625         100.00%
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

The Program

     The Company has developed, and is actively engaged in, a comprehensive risk-based Y2k program consisting of a team involving members from various areas in the organization. The project team has been in place since May of 1998. The program is designed to make its computer systems and equipment Y2k ready. "Computer systems and equipment" includes systems generally thought of as information technology (IT) dependent, such as accounting, data processing, and telephone equipment, as well as systems not obviously IT dependent, such as photocopiers, facsimile machines, and security systems. The non-IT dependent systems may contain embedded technology, and the Company has included these systems as part of the program. The IT dependent portion of the program is approximately 80% complete, while the non-IT dependent portion of the program is substantially complete.

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

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 4% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio is less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

  Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Common Stock of the Company has been quoted on the NASDAQ National Market under the symbol "LFCO" since the Company's IPO on June 30, 1997. As of March
1, 1999, there were approximately 271 holders of record of the Common Stock.
The following table summarizes the range of the high and low closing sale prices per share of Common Stock as quoted by NASDAQ for the periods indicated.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary

  The Company originates, purchases, sells, securitizes and services primarily non-conventional mortgage loans principally secured by first and second mortgages on one- to four-family residences. The Company makes Liberator Series loans, which are for the purchase or refinance of residential real property by alternative borrowers and, through October 1998, Portfolio Series loans, which are debt consolidation loans for Agency-Qualified Borrowers, generally with loan-to-value ratios of up to 125%. In addition, to a much lesser extent, the Company originates multi-family residential commercial real estate and construction loans. The Company purchases and originates mortgage loans and other real estate secured loans through a network of Originators throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, other borrowings, internally generated funds and FHLB advances. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies. See "Item 1--Business--Regulation."

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


                                                          At December 31,                Year Ended December 31,
                                                          --------------- ----------------------------------------------------
                                                               1998                    1998                        1997
                                                          --------------- -------------------------------  -------------------
                                                                                                 Average
                                                                Yield/    Average                Yield/     Average
                   ASSETS                            Balance     Cost     Balance    Interest     Cost      Balance   Interest
-------------------------------------------------    -------    -----    --------    --------    ------    --------   --------
                                                                               (Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and
 short-term investments..........................   $  2,967     3.70    $ 29,268    $ 1,499      5.12%    $  9,709    $   635
Investment securities(1).........................      4,463     5.75       6,258        374      5.98        8,685        495
Loans receivable, net(2).........................    334,324    10.38     329,699     32,247      9.78      191,140     17,746
Mortgage-backed securities(1)....................          8     7.25           9          0      0.00            9          1
Residual assets..................................     50,296    13.50      51,789      6,984     13.49       16,549      2,269
                                                    --------             --------    -------               --------    -------
Total interest-earning assets....................    392,058    10.68     417,023     41,104      9.86      226,092     21,146
                                                                                     -------                           -------
Non-interest-earning assets(3)...................     36,020               37,708                            20,471
                                                    --------             --------                          --------
Total assets(3)..................................   $428,078             $454,731                          $246,563
                                                    ========             ========                          ========
               LIABILITIES AND EQUITY
-------------------------------------------------
Interest-bearing liabilities:
Passbook accounts................................   $  4,642     2.35    $  4,324        102      2.36     $  4,003         84
Money market accounts............................      7,729     4.84       4,779        229      4.79        2,971         88
Checking accounts................................     14,088     1.72      17,966        309      1.72       11,756        279
Certificate accounts.............................    296,974     5.85     229,121     13,408      5.85      128,213      7,587
                                                    --------             --------    -------               --------    -------
Total deposit accounts...........................    323,433     5.60     256,190     14,048      5.48      146,943      8,038
Borrowings.......................................     41,477     7.77     123,566      8,867      7.18       65,046      4,792
                                                    --------             --------    -------               --------    -------
Total interest-bearing liabilities...............    364,910     5.84     379,756     22,915      6.03      211,989     12,830

Non-interest-bearing liabilities(3)..............     11,170               19,760                             9,052
                                                    --------             --------                          --------
Total liabilities(3).............................    376,080              399,516                           221,041
Equity(3)........................................     51,998               55,215                            25,522
                                                    --------             --------                          --------
Total liabilities and equity(3)..................   $428,078             $454,731                          $246,563
                                                    ========             ========                          ========
Net interest income before provision                                                 $18,189                           $ 8,316
 for estimated loan losses.......................                                    =======                           =======
Net interest rate spread(4)......................                4.84                             3.83
Net interest margin(5)...........................                4.64                             4.36
Ratio of interest-earning assets to
 interest-bearing liabilities....................              107.44                           109.81



                                                                      Year Ended December 31,
                                                         --------------------------------------------
                                                              1997                  1996
                                                         ------------- ------------------------------
                                                             Average                          Average
                                                             Yield/     Average               Yield/
                   ASSETS                                     Cost      Balance   Interest     Cost
-----------------------------------------------------        ------    --------   --------    ------
                                                                      (Dollars in thousands)
Interest-earning assets:
Interest-earning deposits and short-term investments.         6.54%   $  5,358     $  286      5.34%
Investment securities(1).............................         5.70       1,912        100      5.23
Loans receivable, net(2).............................         9.28      72,650      6,513      8.96
Mortgage-backed securities(1)........................        11.11          11          1      9.09
Residual assets......................................        13.71         166         28     16.87
                                                                      --------    -------
Total interest-earning assets........................         9.35      80,097      6,928      8.65
                                                                                  -------
Non-interest-earning assets(3).......................                    5,123
                                                                      --------
Total assets(3)......................................                 $ 85,220
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

Provision for Estimated Loan Losses

  Provision for estimated loan losses were $4.2 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. The increase in provisions was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing loans. Charge offs net of recoveries for the year ended December 31, 1998 were $4.0 million compared to $902,000 for the year ended December 31, 1997. The Company had non-accrual loans at December 31, 1998 of $7.5 million, compared to $5.1 million at December 31, 1997. Management believes that the allowance for loan losses at December 31, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1--Business--Lending Overview--Delinquencies and Classified Assets" and "Item 1--Business--Lending Overview--Allowance for Loan Losses."

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

  Premises and occupancy expenses were $3.4 million for the year ended December 31, 1998 compared to $1.4 million for the year ended December 31, 1997 due to the expansion of the mortgage financing operation and the addition of the regional operating centers in the Boston, Massachusetts and San Jose, California metropolitan areas, the addition of five low cost retail lending offices in California, and the opening of two new retail Bank branches in Redlands, and Huntington Beach, California.

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

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

  Total assets increased to $428.1 million as of December 31, 1998 comparable to $397.1 million as of December 31, 1997. Loans held for sale totaled $243.5 million as of December 31, 1998 compared to $289.3 million as of December 31, 1997. This decrease was partially offset by an increase in loans held for investment to $90.8 million as of December 31, 1998 compared to $29.1 million as of December 31, 1997. During the year ended December 31, 1998 and 1997, the Company sold or securitized $1.1 billion of loans (including $610.5 million in whole loan sales) and sold or securitized $510.1 million of loans (including $94.7 million in whole loan sales), respectively. The increase in loans held for sale also resulted in an increase in accrued interest receivable to $2.8 million as of December 31, 1998 compared to $2.6 million as of December 31, 1997.

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

  The Company increased its liabilities by increasing deposit accounts to $323.4 million as of December 31, 1998 compared to $211.8 million as of December 31, 1997. The major component of deposit accounts is certificates of deposit, which increased to $297.0 million as of December 31, 1998 compared to $193.8 million as of December

31, 1997. The additional funds were used to fund loans held for investment during the year ended December 31, 1998.

  The Company also increased its use of FHLB advances and other borrowings to fund loans held for sale. During 1998, the Company increased its two warehouse lines of credit from a combined credit limit of $250.0 million to $375.0 million. During 1998, an additional line of credit was added with a credit limit of $10.0 million. The availability of such borrowings permits the Company to access sufficient cash to originate and hold loans pending securitization or sale and to thereafter repay the lines of credit following securitization or sale of the loans. Other borrowings decreased to $40.0 million as of December 31, 1998 compared to $100.2 million as of December 31, 1997, while FHLB advances were zero as of December 31, 1998 and were $9.0 million as of December 31, 1997. Interest rates on the warehouse lines of credit range between LIBOR plus 50 basis points to LIBOR plus 100 basis points, while the residual financing line of credit has an interest rate of LIBOR plus 235 basis points.

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


Provision for Estimated Loan Losses

  Provision for estimated loan losses were $1.9 million for the year ended December 31, 1997 compared to $963,000 for the year ended December 31, 1996. The increase in provisions was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing consumer loans. Charge offs net of recoveries for the year ended December 31, 1997 were $902,000 compared to $515,000 for the year ended December 31, 1996. The Company had non-accrual loans at December 31, 1997 of $5.1 million, compared to $2.4 million at December 31, 1996. The increase in non-accrual loans was largely due to an increase in non-performing consumer loans, which were $1.7 million as of December 31, 1997 compared to $10,000 as of December 31, 1996. The increase in non-performing consumer loans relates directly to a bulk purchase of $7.4 million in consumer loans during 1997. Management believes that the allowance for loan losses at December 31, 1997 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1--Business--Lending Overview--Delinquencies and
Classified Assets" and "Item 1--Business--Lending Overview--Allowance for Loan Losses."


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

  As a result of the expansion of the mortgage financing operations, other operating expenses increased as well. Data processing increased to $809,000 for the year ended December 31, 1997 compared to $390,000 for the year ended December 31, 1996. The increase in non-interest expense was partially offset by a reduction in FDIC insurance premiums in the 1997 period. During the quarter ended September 30, 1996, the Bank paid a one-time assessment to the FDIC of $448,000 for the recapitalization of the SAIF. Marketing, telephone, professional services and other expenses were $301,000, $650,000, $467,000 and $3.0 million, respectively, for the year ended December 31, 1997 compared to $189,000, $246,000, $218,000 and $879,000 for the year ended December 31, 1996.
Other expense for the year ended December 31, 1997 included a write down of the servicing asset in the amount of $1.3 million. This write down is the result of an increase in prepayment speeds on adjustable rate mortgage loans which are being serviced by the Company for other investors. Management performs a quarterly analysis of the Company's servicing assets and believes that the servicing assets are properly valued at December 31, 1997.


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

  Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Bank provides that the maximum permissible change in NPV for a 400 basis point increase or decrease in market interest rates is a 45% change in the net portfolio value. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1--Business--Regulation--Federal Savings Institution Regulation." As of December 31, 1998, the most recent date for which the relevant data is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 202 basis points and would result in a $9.2 million reduction in the NPV of the Bank. As of December 31, 1998, the Bank's Sensitivity Measure is 2 basis points above the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1--Business--Regulation--Federal Savings Institution Regulation."

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

  At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $27.3 million, or 7.2% of total adjusted assets, which is above the required level of $5.7 million, or 1.50%; core capital of $27.3 million, or 7.2% of total adjusted assets, which is above the required level of $15.1 million, or 4.0%, and risk-based capital of $30.0 million, or 10.9% of risk-weighted assets, which is above the required level of $22.0 million, or 8.0%. See "Item 1--Business--Regulation--Federal Savings Institution Regulation--Capital Requirements."

  The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and short-term investments totaled $8.2 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 1998, the Bank had no advances outstanding from the FHLB. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $375.0 million of which $13.6 million had been drawn upon at December 31, 1998. The Company has a residual financing line of credit in the amount of $40.0 million, of which $19.0 million has been drawn upon at December 31, 1998 and a $10 million revolving line of credit of which $7.3 million has been drawn upon at December 31, 1998.

  The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1998. At December 31, 1998 the Company had outstanding commitments to originate or purchase mortgage loans of $11.0 million compared to $29.2 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998, totaled $291.1 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

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


Impact of New Accounting Standards

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently enter into hedging transactions, therefore, the adoption of the standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

  In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, which is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65, Accounting for Certain Mortgage-Backed Activities, to require that after securitization of the mortgage loans held for sale, an entity engaged in mortgage-banking activities classify the resulting mortgage-backed securities or retained interest based on its ability and intent to sell or hold those investments. Management has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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
                                                                   ========                    ========



                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

         For Each of the Three Years in Period Ended December 31, 1998


  The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

                                                                                              1998         1997
                                                                                           -----------   ---------
     Within one year.....................................................................     $291,118    $187,501
     One to two years....................................................................        4,048       3,631
     Two to three years..................................................................          708       1,179
     Three to four years.................................................................          383         589
     Four to five years..................................................................          139         421
     Thereafter..........................................................................          578         524
                                                                                              --------    --------
                                                                                              $296,974    $193,845
                                                                                              ========    ========

  Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

                                          1998        1997       1996
                                        ---------   --------   --------
     Checking accounts...............     $   309     $  279     $  112
     Passbook accounts...............         102         84         92
     Money market accounts...........         229         88        118
     Certificate accounts............      13,408      7,587      3,192
                                          -------     ------     ------
                                          $14,048     $8,038     $3,514
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

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.



Item 11. Executive Compensation

  The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999, which will be filed within 120 days after the end of the Registrant's fiscal year.


Item 13. Certain Relationships and Related Transactions

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999, which will be filed within 120 days after the end of the Registrant's fiscal year.


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

      (3) Exhibits

  (a) The following exhibits are filed as part of this report:


              3.1   Certificate of Incorporation of LIFE Financial Corporation*
              3.2   Bylaws of LIFE Financial Corporation*
              4.0   Stock Certificate of LIFE Financial Corporation*
             10.1   Employment Agreement, dated June 23, 1997 by and between
                    Life Financial Corporation and Daniel L. Perl.*
             10.2   Employment Agreement, dated June 27, 1996 by and between
                    Life Bank and Daniel L. Perl.*
             11.0 Statement R.E.: Computation of Per Share Earnings "incorporated herein by reference to the Notes to the Consolidated Financial Statements"

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

DATED: MAY 13, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                         Title                        Date
---------------------------   --------------------------------   ------------------
/s/   Daniel L. Perl          President and Chief Executive         MAY 13, 1999
---------------------------   Officer (principal executive
Daniel L. Perl                officer)


/s/   Jeffrey L. Blake        Vice President and                    MAY 13, 1999
---------------------------   Chief Financial Officer
Jeffrey L. Blake              (principal financial and
                              accounting officer)


/s/   Ronald G. Skipper       Chairman of the Board                 MAY 13, 1999
---------------------------
Ronald G. Skipper


/s/   John D. Goddard         Director                              MAY 13, 1999
---------------------------
John D. Goddard


/s/   Milton E. Johnson       Director                              MAY 13, 1999
---------------------------
Milton E. Johnson


/s/   Robert K. Riley         Director                              MAY 13, 1999
---------------------------
Robert K. Riley