Form 10-Q
period 1999-03-31
LIFE FINANCIAL CORP
filed 1999-05-17
CIK 1028918

                United States Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,562,396 shares of common stock, par value $0.01 per share, were outstanding as of May 17, 1999.

                  LIFE FINANCIAL CORPORATION. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX


PART I                         FINANCIAL INFORMATION                       PAGE

Item 1       Consolidated Statements of Financial Condition:
             March 31, 1999 and December 31, 1998 (unaudited)..........       1

             Consolidated Statements of Operations:
             For the Three months ended March 31, 1999 and
             1998 (unaudited)..........................................       2

             Consolidated Statements of Cash Flows:
             For the Three months ended March 31, 1999 and
             1998 (unaudited)..........................................       3

             Notes to Consolidated Financial Statements (unaudited)....       4

Item 2       Management's Discussion and Analysis of
             Results of Operations and Financial Condition.............       8

Item 3       Quantitative and Qualitative Disclosures About Market Risk      18

PART II      OTHER INFORMATION

Item 1       Legal Proceedings.........................................      18

Item 2       Changes in Securities and Use of Proceeds.................      18

Item 3       Defaults Upon Senior Securities...........................      18

Item 4       Submission of Matters to a Vote of Security Holders.......      19

Item 5       Other Information.........................................      19

Item 6       Exhibits and Reports on Form 8-K..........................      19

Item 1. Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                                  March 31,         December 31,
                                                                                    1999               1998
                                                                                  ---------         -----------
ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 33,001            $  8,152
Securities held-to-maturity, estimated fair value of
     $1,012 and $2,020 at March 31, 1999 and
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,007               2,008
Residual assets, at fair value . . . . . . . . . . . . . . . . . . . . . . . .       50,261              50,296
Loans held-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      315,090             243,307
Loans held-for-investment - net of allowance for
     estimated loan losses of $2,586 and $2,777
     at March 31, 1999 and December 31, 1998 . . . . . . . . . . . . . . . . .       94,309              91,107
Mortgage servicing rights. . . . . . . . . . . . . . . . . . . . . . . . . . .       15,175              13,119
Accrued interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        3,158               2,762
Foreclosed real estate - net . . . . . . . . . . . . . . . . . . . . . . . . .        1,580               1,898
Premises and equipment - net . . . . . . . . . . . . . . . . . . . . . . . . .        6,727               7,145
Federal Home Loan Bank stock . . . . . . . . . . . . . . . . . . . . . . . . .        2,496               2,463
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,381               5,911
                                                                                   --------            --------
          TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $529,185            $428,078
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $414,537            $323,476
Federal Home Loan Bank advances . . . . . . . . .  . . . . . . . . . . . . . .       20,000
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,932              39,977
Subordinated debentures. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,500               1,500
Accounts payable and other liabilities . . . . . . . . . . . . . . . . . . . .       13,534              11,127
                                                                                   --------            --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      476,503             376,080

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized;
     no shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . .           -                   -
Common stock, $.01 par value; 25,000,000 shares authorized; 6,562,396 shares
     issued and outstanding as of March 31, 1999 and December 31, 1998. . . . .          66                  66
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .      42,223              42,223
Retained earnings, partially restricted . . . . . . . . . . . . . . . . . . . .      10,393               9,709
                                                                                   --------            --------
     Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .      52,682              51,998
                                                                                   --------            --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . .    $529,185            $428,078
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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                          1999        1998
                                                          ----        ----
Interest Income:
Loans                                                 $    9,358  $    7,466
Residual assets                                            1,674       1,491
Securities held to maturity                                   31          74
Other interest-earning assets                                266         340
                                                      ----------  ----------
     Total interest income                                11,329       9,371
                                                      ----------  ----------

Interest Expense:
Deposit accounts                                           4,920       3,269
Federal Home Loan Bank
  advances and other borrowings                              811       1,729
Subordinated debentures                                       52         342
                                                      ----------  ----------
     Total interest expense                                5,783       5,340
                                                      ----------  ----------
Net Interest Income Before Provision for
 loan losses                                               5,546       4,031

Provision for loan losses                                    458       1,630

Net Interest Income After Provision for
 loan losses                                               5,088       2,401

Non-Interest Income:
Loan servicing and other fees                              1,121       1,052
Service charges on deposit accounts                           75          39
Net gains from mortgage  financing operations                735       8,069
Other income                                                  48         165
                                                      ----------  ----------
     Total non-interest income                             1,979       9,325
                                                      ----------  ----------

Non-Interest Expense:
Compensation and benefits                                  2,942       2,976
Premises and occupancy                                       970         631
Data processing                                              401         304
Net loss on foreclosed real estate                             3          82
FDIC insurance premiums                                       63          26
Marketing                                                     47         330
Telephone                                                    351         217
Professional services                                        337         294
Other expense                                                741         516
                                                      ----------  ----------
     Total non-interest expense                            5,855       5,376
                                                      ----------  ----------
Income Before Provision for tax expense                    1,212       6,350
Provision for tax expense                                    528       2,635
                                                      ----------  ----------
     Net Income                                       $      684  $    3,715
                                                      ==========  ==========
Basic earnings per share                              $     0.10  $     0.57
                                                      ==========  ==========
Basic weighted average shares outstanding              6,562,396   6,546,716
                                                      ==========  ==========
Diluted earnings per share                            $     0.10  $     0.54
                                                      ==========  ==========
Diluted weighted average shares outstanding            6,629,328   6,845,761
                                                      ==========  ==========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     --------------------------
                                                                                        1999            1998
                                                                                     ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $      684       $   3,715
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                          457             353
     Provision for loan losses                                                              458           1,630
     Accretion of deferred fees                                                             (75)            (10)
     Provision for estimated losses of foreclosed real estate                               (17)             41
     Loss (gain) on sale of foreclosed real estate, net                                     179              (4)
     Gain on sale and securitization of loans held-for-sale                              (2,444)         (8,023)
     Unrealized loss (gain) on residual assets                                            1,709             (46)
     Net accretion of residual assets                                                    (1,674)         (1,491)
     Change in valuation allowance on mortgage servicing rights                              68
     Amortization of mortgage servicing rights                                            1,024             418
     Purchase and origination of loans held-for-sale                                   (210,960)       (254,118)
     Proceeds from sales and securitization of loans held-for-sale                      105,089         309,207
     (Increase) decrease in accrued interest receivable                                    (396)            586
     Deferred income taxes                                                                  528              (2)
     Increase in accounts payable and other liabilities                                   1,879          12,681
     Federal Home Loan Bank stock dividend                                                  (33)            (16)
     (Increase) decrease in other assets                                                   (470)            703
                                                                                      ---------       ---------
          Net cash (used in) provided by operating activities                          (103,994)         65,624
                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans                                                                    28,554          25,891
Proceeds from sale of foreclosed real estate                                              1,311             443
Proceeds from maturities of securities held-to-maturity                                   1,000
Additions to premises and equipment, net                                                    (38)         (1,591)
                                                                                      ---------       ---------
          Net cash provided by investing activities                                      30,827          24,743
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                         91,061          28,040
Repayment of other borrowings                                                           (13,045)        (51,697)
Proceeds from (Repayment of) Federal Home Loan Bank advances                             20,000          (9,000)
                                                                                      ---------       ---------
          Net cash  provided by (used in) financing activities                           98,016         (32,657)
                                                                                      ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period                                           24,849          57,710
CASH AND CASH EQUIVALENTS, end of period                                                  8,152           3,467
                                                                                      ---------       ---------
                                                                                      $  33,001       $  61,177
                                                                                      =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                         $   6,013       $   5,267
                                                                                      =========       =========
Income taxes paid                                                                     $   1,273       $    -
                                                                                      =========       =========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                        $   1,155       $     685
                                                                                      =========       =========

See accompanying notes to the unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (UNAUDITED)



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

     The Bank is a federally chartered stock savings and loan whose primary business is the origination and sale of high loan-to-value second trust deeds, sub-prime one-to-four family residential mortgage loans and, to a much lesser extent, multi-family residential and commercial real estate, construction and consumer loans. The Company's revenues are derived from gains from mortgage financing operations and net interest income on its loans and residual assets. The primary sources of funds for the Company have been from deposits, Federal Home Loan Bank advances, $375 million in lines of credit from two major investment banks, a $40 million residual financing line of credit, as well as, from loan sales. As of March 31, 1999, the Bank had four depository branch offices in San Bernardino, Riverside, Redlands and Huntington Beach, California, five regional loan centers located in Riverside and San Jose, California, Jacksonville, Florida, the Boston, Massachusetts area and the Denver, Colorado metropolitan area, a consumer financing center located in Riverside, California and a capital markets group located in Seattle, Washington.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. Through March 31, 1999, 202,000 shares of the 1997 Option Plan were granted at an exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. Under the 1997 Stock Option Plan there were 17,500 options at December 31, 1997 and March 31, 1998 held by one retired director which were exercisable.

3.   Comprehensive Income
     --------------------

     The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with the fiscal year beginning January 1, 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings, paid-in capital in the equity section of the statement of financial position. The Company has no differences between net income and comprehensive income for the three months ended March 31, 1999.

4.   Earnings Per Share
     ------------------

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                    1999                                             1998(a)
                              -----------------------------------------------        --------------------------------------
                               Earnings            Shares           Per Share          Earnings      Shares       Per Share
                              (Numerator)       (Denominator)         Amount          (Numerator) (Denominator)    Amount
                              -----------       ------------        ---------         ----------- -------------   ---------
Net earnings                    $   684                                                  $3,715
 Basic EPS earnings
 available to
 common stockholders                684            6,562,396         $   0.10             3,715      6,546,716        $0.57
                                                                     ========                                         =====
 Effect of Dilutive
 Securities Options                                   66,932                                  -        299,045
                                -------           ----------                             ------      ---------
Diluted EPS earnings
 available to common
 stockholders plus
 assumed conversions            $   684            6,629,328         $   0.10            $3,715      6,845,761        $0.54
                                =======           ==========         ========            ======      =========        =====

(a) Options to purchase 3,500 shares of common stock at $18.50 per share were outstanding during the three months ended March 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire July 22, 2007, were still outstanding at March 31, 1998.


5.   Segment Information
     -------------------

     The Company's operations within the financial services industry principally focus on banking and mortgage financing activities. Information about these segments for the three months ended March 31, 1999 and 1998 is as follows (dollars in thousands):

                                                      March 31, 1999
                                                      --------------
                                                  Mortgage     Mortgage     Mortgage
                                                  ---------    ---------    ---------
                                                  Financing    Financing    Financing
                                                  ---------    ---------    ---------
                                       Banking    Portfolio    Liberator      Other     Total
                                       -------    ---------    ---------    ---------  --------
Revenue for the period                $   658       $2,655      $9,392        $603    $13,308
Interest income                           440        2,332       8,249         308     11,329
Interest expense                        4,918          159         561         145      5,783
Net income (loss) for the period       (5,153)       1,250       4,423         164        684

                                                      March 31, 1998
                                                      --------------
                                                  Mortgage     Mortgage     Mortgage
                                                  ---------    ---------    ---------
                                                  Financing    Financing    Financing
                                                  ---------    ---------    ---------
                                       Banking    Portfolio    Liberator      Other     Total
                                       -------    ---------    ---------    ---------  --------
Revenue for the period                $   402       $7,170     $10,790        $334    $18,696
Interest income                           340        3,540       5,327         164      9,371
Interest expense                        3,008          914       1,375          43      5,340
Net income (loss) for the period       (3,427)       2,800       4,213         129      3,715

Information as of March 31, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                                  Mortgage     Mortgage     Mortgage
                                                  ---------    ---------    ---------
                                                  Financing    Financing    Financing
                                                  ---------    ---------    ---------
                                       Banking    Portfolio    Liberator      Other     Total
                                       -------    ---------    ---------    ---------  --------
Assets employed as of
March 31, 1999                         38,445    104,637     358,319      27,784        529,185

Assets employed as of
December 31, 1998                      36,121    110,074     247,375      34,517        428,078


6.   Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operation and cash flows.

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

Item 2.  Management's Discussion and Analysis of Results of Operations
         -------------------------------------------------------------
         and Financial Condition
         -----------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K/A, which focuses upon relevant matters occurring during the year ended December 31, 1998. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months ended March 31, 1999.

     Discussions of certain matters under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1 - Business" contained in the Company's Annual Report on Form 10-K/A.

GENERAL
-------

     The Company is involved in the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences. Since October 1998 the Company has focused on its Liberator Series loans which are loans originated for the purchase or refinance of residential real property by borrowers who may have had prior credit problems or who do not have an adequate credit history, and are considered "sub-prime borrowers," or loans which have other non-conforming features. In addition, the Company has originated a substantial number of Portfolio Series loans which are debt consolidation loans for borrowers whose credit history qualify for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") loans ("Agency Qualified Borrowers"). The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers ("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances and various lines of credit. In the immediate and foreseeable future, the Company will also fund loans from the cash proceeds, if any, received from securitizations. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.


RESULTS OF OPERATIONS
---------------------

     Net income was $684,000 for the three months ended March 31, 1999 compared to net income of $3.7 million for the three months ended March 31, 1998, a decrease of $3.0 million. The decline in net income for the three month period ending March 31, 1999 is primarily due to decreased loan sales. Additionally, a pre-tax write-down of residual assets of $1.7 million affected the current period results of operations. Also, the Company is exiting the second trust deed, high loan-to-value business ,as well as retaining more loans in the total portfolio. For the three month periods ending March 31, 1999 and 1998, the diluted earnings per share were $0.10 and $0.54, respectively.

Interest Income
---------------

     Interest income was $11.3 million for the three months ended March 31, 1999 compared to $9.4 million for the three months ended March 31, 1998 due primarily to an increase in the average balance of interest-earning assets. Average interest-earning assets increased to $470.3 million for the three months ended March 31, 1999 compared to $388.8 million for the three months ended March 31, 1998. The yield on interest-earning assets decreased slightly to 9.63% for the three months ended March 31, 1999 compared to 9.64% for the three months ended March 31, 1998. The largest single component of interest-earning assets was average loans receivable, net, which were $380.5 million with a yield of 9.84% for the three months ended March 31, 1999 compared to $312.0 million with a yield of 9.57% for the three months ended March 31, 1998. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $315.1 million at March 31, 1999 compared to $203.0
million at March 31, 1998.   This increase was attributed to the continued
growth of the Company's mortgage financing operation.

Interest Expense
----------------

     Interest expense increased to $5.8 million for the three months ended March 31, 1999 compared to $5.3 million for the three months ended March 31, 1998 due to an increase in the average interest-bearing liabilities offset with a decrease in the cost of those liabilities. Average interest-bearing liabilities were $427.8 million for the three months ended March 31, 1999 compared to $350.4 million for the three months ended March 31, 1998.

      The largest component of average interest-bearing liabilities was certificate accounts, which averaged $354.5 million with an average cost of 5.43% for the three months ended March 31, 1999, compared to $213.3 million with an average cost of 5.96% for the three months ended March 31, 1998. The increase is due to increased reliance on certificates on deposit versus higher cost Wall Street funds to fund operations. The second largest component of average interest-bearing liabilities was borrowings, which decreased to an average balance of $46.6 million with an average cost of 7.51% for the three months ended March 31, 1999 compared to $114.9 million with an average cost of 7.31% for the three months ended March 31, 1998.



Net Interest Income Before Provision for Estimated Loan Losses
--------------------------------------------------------------

     Net interest income before provision for estimated loan losses for the three months ended March 31, 1999 was $5.5 million compared to $4.0 million for the three months ended March 31, 1998. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities as well as an increase in the net interest margin. Average interest-earning assets increased to $470.3 million with a yield of 9.63% for the three months ended March 31, 1999 compared to $388.8 million with a yield of 9.64% for the three months ended March 31, 1998. Average interest-bearing liabilities increased to $427.8 million with an average cost of 5.48% for the three months ended March 31, 1999 compared to $350.4 million with an average cost of 6.18% for the three months ended March 31, 1998. The net interest margin increased to 4.72% for the three months ended March 31, 1999 compared to 3.46% for the three months ended March 31, 1998.

Average Balance Sheets. The following tables set forth certain information
----------------------
relating to the Company for the three month periods ended March 31, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                 Three months ended                        Three months ended
                                                   March 31, 1999                            March 31, 1998
                                            -------------------------------      ----------------------------------
                                                                   (Dollars in thousands)
Assets:                                     Average                  Average     Average                Average
Interest-earning assets:                    Balance     Interest     Yield/Cst   Balance     Interest   Yield/Cst
 Interest-earning deposits and short-       ------      --------     ---------   -------     --------   ---------
  term investments                          $ 20,512     $   232        4.59%   $ 25,334     $  324       5.19%
 Investment securities(1)                      4,476          65        5.89       6,081         90       6.00
 Loans receivable, net(2)                    380,537       9,358        9.84     312,001      7,466       9.57
 Mortgage-backed securities, net(l)                7                    0.00          11                  0.00
 Residual assets                              64,810       1,674       10.33      45,328      1,491      13.16
                                            --------     -------                -------      ------
  Total interest-earning assets              470,342      11,329        9.63     388,755      9,371       9.64
 Non-interest-earning assets(3)               15,897     -------                  15,470     ------
                                            --------                            --------
  Total assets(3)                           $486,239                            $404,225
                                            ========                            ========
Liabilities and Equity:
Interest-bearing liabilities:
 Passbook accounts                          $  4,545          24        2.14    $  4,007         24       2.43
 Money market accounts                         7,241          77        4.31       2,822         31       4.46
 Checking accounts                            14,932          70        1.90      15,335         80       2.12
 Certificate accounts                        354,496       4,749        5.43     213,333      3,134       5.96
                                            --------     -------                --------     ------
 Total deposit accounts                      381,214       4,920        5.23     235,497      3,269       5.63
 Borrowings                                   46,619         863        7.51     114,895      2,071       7.31
                                            --------     -------                --------     ------
  Total interest-bearing liabilities         427,833       5,783        5.48     350,392      5,340       6.18
                                                         -------                             ------
 Non-interest-bearing liabilities(3)           6,056                               1,430
                                            --------                            --------
  Total liabilities(3)                       433,889                             351,822
Equity(3)                                     52,350                              52,403
                                            --------                            --------
  Total liabilities and equity(3)           $486,239                            $404,225
                                            ========                            ========
Net interest income before provision
 for loan losses                                        $  5,546                            $ 4,031
                                                        ========                            =======
Net interest rate spread(4)                                             4.15                              3.46
Net interest margin(5)                                                  4.72                              4.15
Ratio of interest-earning assets to
 interest-bearing liabilities                                         109.94%                           110.95%

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

Provision for Estimated Loan Losses
-----------------------------------

     The allowance for loan losses is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at March 31, 1999 and 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. Based upon management's analysis, there were provisions for loan losses of $458,000 and $1.6 million for the three month periods ended March 31, 1999 and 1998, respectively.

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended March 31, 1999 totaled $735,000, compared to $8.1 million for the quarter ended March 31, 1998. During the three months ended March 31, 1999, the Company had fewer loan sales. Fewer loan sales have resulted in lower net gains. For the three months ended March 31, 1999, loans sold totaled $105.0 million compared to loans sold and securitized totaling $311.8 million for the three months ended March 31, 1998. The Company is currently originating more loans as held-for-sale and held-for-investment instead of selling them into the secondary market. The Company completed no securitizations during the three months ended March 31, 1999. Another item which affected the decline in net gains was a pre-tax $1.7 million mark-to-market write down of residual assets. At March 31, 1999, the Company utilized prepayment assumptions ranging from 17% to 50%, an estimated loss factor assumption ranging from 1.00% to 6.00% and a weighted average discount rate of 13.5% to value residual assets. Loans originated and purchased totaled $210.9 million for the three months ended March 31, 1999, compared to $254.1 million for the three months ended March 31, 1998.

Non-Interest Expense
--------------------

     Non-interest expense was $5.9 million for the three months ended March 31, 1999 compared to $5.4 million for the three months ended March 31, 1998. The increase was due primarily to an increase in premises and occupancy and other operating expenses resulting from the expansion of the banking and mortgage financing operations.

     Compensation and benefits decreased to $2.9 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998.

     Premises and occupancy expenses increased to $970,000 for the three months ended March 31, 1999 compared to $631,000 for the three months ended March 31, 1998 due to the expansion of the banking and mortgage financing operation, the implementation of the consumer finance division in California and the build-out of a retail bank branch in Seal Beach, California. The Company anticipates that premises and occupancy expense will continue to increase as the Company adds the Seal Beach, California branch expected to open in June, 1999.

     As a result of the expansion of the banking and mortgage financing operations, other operating expenses increased as well. Data processing increased to $401,000 for the three months ended March 31, 1999 compared to $304,000 for the three months ended March 31, 1998. Marketing expense decreased to $47,000 for the three months ended March 31, 1999 compared to $330,000 for the three months ended March 31, 1998 as marketing campaigns to increase retail loan originations were substantially reduced versus prior quarters. Telephone, professional services and other expense increased to $351,000, $337,000 and $741,000, respectively, for the three months ended March 31, 1999 compared to $217,000, $294,000 and $516,000 for the three months ended March 31, 1998.

Income Taxes
------------

     The provision for income taxes decreased to $528,000 for the three months ended March 31, 1999 compared to $2.6 million for the three months ended March 31, 1998 due to a decrease in income before income tax provision. Income before income tax provision decreased to $1.2 million for the three months ended March 31, 1999 from $6.4 million for the three months ended March 31, 1998.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------

     Total assets increased to $529.2 million as of March 31, 1999 compared to $428.1 million as of December 31, 1998. This increase was attributable to the increase in loans held-for-sale during the period ended March 31, 1999. Loans held-for-sale totaled $315.1 million as of March 31, 1999 compared to $243.5 million as of December 31, 1998. Loans held-for-investment increased to $94.3 million as of March 31, 1999 compared to $90.8 million as of December 31, 1998 due primarily to origination of construction loans.

     Mortgage servicing rights increased as a result of the loan sales with servicing retained to $15.2 million as of March 31, 1999 compared to $13.1 million as of December 31, 1998.

     Cash and cash equivalents were $33.0 million as of March 31, 1999 compared to $8.2 million as of December 31, 1998. Cash and cash equivalents increased by $24.8 million during the quarter ended March 31, 1999 due to loan sales occurring on March 30, 1999. Premises and equipment decreased to $6.7 million
as of March 31, 1999 compared to $7.1 million as of December 31, 1998.   Real
estate owned decreased to $1.6 million as of March 31, 1999 compared to $1.9 million as of December 31, 1998 as part of the Company's continuing effort to resolve problem assets.

     The Company increased its liabilities by increasing deposit accounts to $414.5 million as of March 31, 1999 compared to $323.4 million as of December 31, 1998 due to the opening of the Huntington Beach branch plus the additional reliance on wholesale deposits . The major component of deposit accounts is certificates of deposit, which increased to $388.1 million as of March 31, 1999 compared to $297.0 million as of December 31, 1998.

     The Company increased FHLB advances and borrowings from $41.5 million at December 31, 1998 to $48.4 million at March 31, 1999 due to the reduced reliance on higher priced Wall Street funds.

     Accounts payable and other liabilities increased to $13.5 million as of March 31, 1999 compared to $11.2 million as of December 31, 1998 due primarily to the transfer of custodial funds to cover charge offs in the loan securitizations.

     Stockholders' equity increased to $52.7 million as of March 31, 1999 from $52.0 million as of December 31, 1998 due to the quarterly earnings of $684,000.

     The Company's non-performing assets decreased to $9.3 million as of March 31, 1999 compared to $9.4 million as of December 31, 1998. Non-performing loans as a percent of gross loans receivable decreased to 1.84% as of March 31, 1999 from 2.23% as of December 31, 1998. Non-performing assets as a percent of total assets decreased to 1.76% as of March 31, 1999 from 2.21% as of December 31, 1998.

The following table sets forth the non-performing assets at March 31, 1999 and December 31, 1998:

                                                                                  As of           As of
                                                                                 March 31,      December 31,
                                                                                   1999            1998
                                                                                  ------          ------
                                                                                  (Dollars in thousands)

Non-accrual loans                                                                 $7,744          $7,544
Foreclosed real estate (1)                                                         1,580           1,898
                                                                                  ------          ------
   Total non-performing assets                                                    $9,324          $9,442
                                                                                  ======          ======

Allowance for loan losses as a percent of gross loans receivable(2)                0.62%           0.82%

Allowance for loan losses as a percent of total non-performing loans(3)           33.39           36.81

Non-performing loans as a percent of gross loans receivable (2)                    1.84            2.23

Non-performing assets as a percent of total assets (4)                             1.76            2.21

_______________
(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

          The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for losses as of March 31, 1999 of $2.6 million compared to $2.8 million as of December 31, 1998. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at March 31, 1999 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, the economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses.

The following table sets forth the activity in the Company's allowance for loan losses for the three months ended March 31, 1999:


                                             (Dollars in thousands)

Balance as of December 31, 1998              $2,777
Add:
     Provision for loan losses                  458
     Recoveries of previous charge-offs          46
Less:
     Charge-offs                                695
                                             ------
Balance as of March 31, 1999                 $2,586
                                             ======


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended March 31, 1999, current market conditions have effected the liquidity of numerous mortgage lenders. The Company has warehouse lines of credit available of $375 million. As of March 31, 1999 there was a zero outstanding balance owed. The Company has other sources of funds which continue to lessen the impact of current market conditions on its
liquidity.    The Company's other primary sources of funds are deposits,  FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 8.60% and 9.25% for the three months ended March 31, 1999 and March 31, 1998, respectively. The Bank had $24.6 million in deposits maturing within one month as of March 31, 1999. The Bank anticipates that it will retain a portion of these accounts.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities were $(104.0) million and $65.6 million for the quarters ended March 31, 1999 and 1998, respectively. Such cash flows primarily consisted of loans originated and purchased for sale of $211.0 million and $254.1 million, net of proceeds from the sale and securitization of loans held for sale of $105.1 million and $309.2 million for the quarters ended March 31, 1999 and 1998, respectively. Net cash provided by investing activities were $30.8 million and $24.7 million for the quarters ended March 31, 1999 and 1998, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $28.6 million and $25.9 million for the quarters ended March 31, 1999 and 1998, respectively. Net cash provided by financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase/(decrease) in deposits and borrowings was $98.0 million and $(32.7) million for the quarters ended March 31, 1999 and 1998, respectively. The Company paid down the lines of credit by $13.0 million and $51.7 million for the quarters ended March 31, 1999 and 1998, respectively. Net deposits increased by $91.1 million and $28.0 million for the quarters ended March 31, 1999 and 1998, respectively. During the quarter ended March 31, 1999, the Company received advances from the FHLB totaling $20.0 million. During the quarter ended March 31, 1998, the Company reduced its FHLB advances by $9.0 million and had no outstanding advances at quarter end.

     The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 1999, cash and short-term investments totaled $33.0 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has two warehouse lines of credit available in the amount of $375 million which has a zero balance as of March 31, 1999. The Company has a residual financing line of credit in the amount of $40.0 million; $19.0 million has been drawn down on this line as of March 31, 1999.

     The Office of Thrift Supervision (OTS) capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 4.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. In addition, the OTS, under the prompt corrective action regulation can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of March 31, 1999, the Bank was considered "adequately capitalized".

     The Bank was in compliance with the minimum capital requirements in effect as of March 31, 1999. The following table reflects the required ratios and the actual capital ratios of the Bank as of March 31, 1999:

                 Actual     Required      Excess      Actual     Required
                Capital      Capital      Amount      Percent    Percent(a)
                --------   -----------   ---------    -------    --------
                           (Dollars in   thousands)
Tangible
                 $28,133       $ 7,444     $20,689       5.67%       1.50%
Core
                 $28,133       $19,851     $ 8,282       5.67%       4.00%
Risk-based
                 $30,584       $26,920     $ 3,664       9.09%       8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At March 31, 1999, the Bank's ratios were 9.09%, 5.67% and 8.36%, respectively.

        The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

        As of March 31, 1999, the Bank had outstanding commitments to originate or purchase mortgage loans of $7.9 million compared to $11.0 million as of December 31, 1998 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of March 31, 1999 compared to the period ended December 31, 1998 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A.

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

The Program

        The Company is actively engaged in a comprehensive risk-based program designed to make its computer systems and equipment Y2k ready. "Computer systems and equipment" includes systems generally thought of as information technology (IT) dependent, such as accounting, data processing, and telephone equipment, as well as systems not obviously IT dependent, such as photocopiers, facsimile machines, and security systems. The non-IT dependent systems may contain embedded technology, and the Company has included these systems as part of the program.

        The Company defines year 2000 readiness as information technology that accurately processes date/time data from, into, and between the years 1999 and 2000, as well as leap year calculations, with:

All mission-critical systems and processes reviewed, renovated or replaced, as necessary.
All mission-critical systems and processes tested.
All key vendors, customers, and business partners identified and assessed for risk.
Adequate change control procedures in place for re-testing of new or upgraded systems.
Contingency plans in place to support business resumption requirements.

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

Contingency Planning

     An institution-wide contingency plan is in process and anticipated to be completed by the second quarter of 1999, with Y2k issues incorporated. The contingency plan is intended to enable the Company to continue to operate, to the extent that it can do so safely, including performing certain processes manually, repairing or obtaining replacement systems, and changing vendors. To date, no systems or vendors have had to be replaced and it is anticipated that none will be. The Company believes, however, that due to the widespread nature of the potential Y2k issues, the contingency planning process is an ongoing one, which will require further modifications as the Company obtains additional information regarding: (i) the Company's internal systems and equipment during the validation phase of its Y2k program, and (ii) the status of third party Y2k readiness.

Costs

     To date, the amounts incurred and expensed for developing and implementing the Y2k program have not had a material effect on the Company's operations. The total remaining cost for addressing Y2k compliance is based on management's current estimates; it is not expected to be material to the Company's operations. All remaining costs will be funded through operating cash flows and will be funded by reallocating existing resources rather than incurring incremental costs. None of the Company's other information technology projects have been delayed or deferred as a result of implementing the Y2k program.

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of March 31, 1999 nor December 31, 1998.

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

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a) The following exhibits are filed as part of this report:
            3.1 Certificate of Incorporation of Life Financial Corp. *
            3.2 Bylaws of Life Financial Corp. *
           11.0 Earnings per share (see footnote 4 to the financial statements included herein)
           27.0 Financial data schedule (filed herewith).
     (b)  Reports on Form 8-K
          None

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

                                         LIFE FINANCIAL CORP.

May 17, 1999                        By:  /s/ DANIEL L. PERL
------------                             -----------------------
Date                                     Daniel L. Perl
                                         President and Chief
                                         Executive Officer
                                         (principal executive officer)

May 17, 1999                             /s/ JEFFREY BLAKE
------------                             -----------------------
Date                                     Chief Financial Officer and
                                         Treasurer
                                         (principal financial and accounting
                                         officer)