Form 10-Q
period 1999-06-30
LIFE FINANCIAL CORP
filed 1999-08-16
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,568,436 shares of common stock, par value $0.01 per share, were outstanding as of August 13, 1999.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I                            FINANCIAL INFORMATION                                                       PAGE
Item 1    Consolidated Statements of Financial Condition:
          June 30, 1999 and December 31, 1998 (unaudited) ............................................           1

          Consolidated Statements of Operations:
          For the Six months ended June 30, 1999 and 1998 and
          for the Three months ended June 30, 1999 and 1998 (unaudited)...............................           2


          Consolidated Statements of Cash Flows:
          For the Six months ended June 30, 1999
          and 1998 (unaudited)........................................................................           3

          Notes to Consolidated Financial Statements (unaudited)......................................           4

Item 2    Management's Discussion and Analysis of
          Results of Operations and Financial Condition...............................................           8

Item 3    Quantitative and Qualitative Disclosures About Market Risk..................................          18

PART II   OTHER INFORMATION

Item 1    Legal Proceedings...........................................................................          19

Item 2    Changes in Securities and Use of Proceeds...................................................          19

Item 3    Defaults Upon Senior Securities.............................................................          19

Item 4    Submission of Matters to a Vote of Security Holders.........................................          19

Item 5    Other Information...........................................................................          19

Item 6    Exhibits and Reports on Form 8-K............................................................          19

Item 1.  Financial Statements.
                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                                     June 30,                    December 31,
                                                                      1999                          1998
                                                                      ----                          ----
ASSETS
Cash and cash equivalents.....................................       $ 50,868                      $  8,152
Trading securities............................................         26,396
Securities held to maturity, estimated fair value of
     $1,008 and $2,020 at June 30, 1999 and
     December 31, 1998........................................          1,006                         2,008
 Residual assets, at fair value...............................         44,436                        50,296
Loans held for sale...........................................        276,258                       243,307
Loans held for investment - net of allowance for
     loan losses of $3,393 and $2,777 at
     June 30, 1999 and December 31, 1998......................         94,737                        91,017
Mortgage servicing rights.....................................         16,218                        13,119
Accrued interest receivable...................................          4,197                         2,762
Foreclosed real estate -  net.................................          1,752                         1,898
Premises and equipment - net..................................          6,527                         7,145
Federal Home Loan Bank stock..................................          2,653                         2,463
Other assets..................................................          6,490                         5,911
                                                                     --------                      --------
     TOTAL ASSETS.............................................       $531,538                      $428,078
                                                                     ========                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts..............................................       $433,196                      $323,476
Other  borrowings.............................................         26,432                        39,977
Subordinated debentures.......................................          1,500                         1,500
Accounts payable and other liabilities........................         15,949                        11,127
                                                                     --------                      --------
     Total liabilities........................................        477,077                       376,080
                                                                     --------                      --------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 5,000,000
 shares authorized;
   no shares outstanding
Common stock, $.01 par. Value; 25,000,000 shares
    authorized; 6,568,436 (1999) and 6,562,396
    (1998) shares issued and outstanding......................             66                            66
Additional paid-in capital....................................         42,243                        42,223
Retained earnings, partially restricted.......................         12,152                         9,709
                                                                     --------                      --------
     Total stockholders' equity...............................         54,461                        51,998
                                                                     --------                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY.............................................       $531,538                      $428,078
                                                                     ========                      ========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                  (UNAUDITED)

                                                            Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                        ---------------------------           ------------------------------
                                                            1999            1998                   1999            1998
                                                        ----------       ----------           --------------   -------------
Interest Income:
Loans                                                   $   10,396       $    7,973                $   9,754      $   15,439
Residual assets                                              1,626            1,659                    3,300           3,150
Securities held to maturity                                     15               73                       46             147
Other interest-earning assets                                  659              440                      925             780
                                                        ----------       ----------                ---------      ----------
             Total interest income                          12,696           10,145                    4,025          19,516
                                                        ----------       ----------                ---------      ----------
Interest Expense:
Deposit accounts                                             5,677            3,612                    0,597           6,881
Federal Home Loan Bank
   advances and other borrowings                               835            1,593                    1,646           3,322
Subordinated debentures                                         53              349                      105             691
                                                        ----------       ----------                ---------      ----------
             Total interest expense                          6,565            5,554                    2,348          10,894
                                                        ----------       ----------                ---------      ----------
Net  Interest Income Before Provision for
 loan losses                                                 6,131            4,591                    1,677           8,622

Provision for loan losses                                    1,750                -                    2,208           1,630
                                                        ----------       ----------                ---------      ----------
Net Interest Income After Provision for
 loan losses                                                 4,381            4,591                    9,469           6,992

Non-interest Income:
Loan servicing and other fees                                  989            1,915                    2,110           2,967
Service charges on deposit  accounts                            88               34                      163              73
Net gains from mortgage  financing operations                3,649            2,433                    4,384          10,502
Other income                                                    61              125                      109             290
                                                        ----------       ----------                ---------      ----------
     Total non-interest income                               4,787            4,507                    6,766          13,832
                                                        ----------       ----------                ---------      ----------

Non-interest Expense:
Compensation and benefits                                    2,744            2,550                    5,686           5,527
Premises and occupancy                                         942              850                    1,912           1,481
Data processing                                                391              344                      792             648
Net (gain) loss on foreclosed real estate                      (78)             105                      (75)            186
FDIC insurance premiums                                         77               34                      140              60
Marketing                                                      155              669                      202             999
Telephone                                                      266              276                      617             493
Professional services                                          467              517                      804             811
Other expense                                                1,013            1,019                    1,754           1,535
                                                        ----------       ----------                ---------      ----------
     Total non-interest expense                              5,977            6,364                    1,832          11,740
                                                        ----------       ----------                ---------      ----------

Income Before Provision for tax expense                      3,191            2,734                    4,403           9,084
Provision for tax expense                                    1,432            1,213                    1,960           3,848
                                                        ----------       ----------                ---------      ----------

             Net Income                                 $    1,759       $    1,521                $   2,443      $    5,236
                                                        ==========       ==========                =========      ==========

Basic earnings per share                                $     0.27       $     0.23                $    0.37      $     0.80
                                                        ==========       ==========                =========      ==========

Basic weighted average shares outstanding                6,564,743        6,550,852                 6,53,569       6,548,789
                                                        ==========       ==========                =========      ==========

Diluted earnings per share                              $     0.27       $     0.22                $    0.37      $     0.76
                                                        ==========       ==========                =========      ==========

Diluted weighted average shares outstanding              6,619,504        6,904,438                 6,62,896       6,875,099
                                                        ==========       ==========                =========      ==========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                                        Six months ended
                                                                                           June 30,
                                                                               -----------------------------------
                                                                                     1999                1998
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                             $    2,443             $   5,236
Net income
Adjustments to reconcile net income to net cash used in
 operating activities:
     Depreciation and amortization                                                       860                   779
     Provision for estimated loan losses                                               2,208                 1,630
     (Accretion) amortization of deferred fees                                            57                     4
     Provision for estimated losses of foreclosed real
      estate                                                                                                    32
     Loss on sale of foreclosed real estate, net                                         323                    56
     Gain on sale and securitization of loans held for sale                           (8,968)              (13,379)
     Unrealized loss on residual assets                                                4,585                 2,877
     Net accretion of residual assets                                                 (3,300)               (3,150)
     Valuation allowance on mortgage servicing rights                                    379                   381
     Amortization of mortgage servicing rights                                         2,330                 1,137
     Purchase and origination of loans held for sale, net
      of loan fees                                                                  (468,967)             (562,553)
     Proceeds from sales and securitization of loans held
      for sale                                                                       363,050               478,501
     Increase in accrued interest receivable                                          (1,435)                 (259)
     Increase in accounts payable and other liabilities                                4,822                 5,384
     Federal Home Loan Bank stock dividend                                               (66)                  (32)
     Decrease (increase) in other assets                                                (579)                  277
                                                                                  ----------             ---------
          Net cash used in operating activities                                     (102,258)              (83,079)
                                                                                  ----------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on loans                                                           67,639                43,426
Proceeds from sale of foreclosed real estate                                           2,333                 1,004
Purchase of trading securities                                                       (26,396)
Proceeds from maturities of securities held to maturity                                1,000                 1,000
Additions to premises and equipment                                                     (248)               (2,740)
Cash received on residual assets                                                       4,575
Purchase of Federal Home Loan Bank stock                                                (124)               (1,297)
                                                                                  ----------             ---------
          Net cash provided by investing activities                                   48,779                41,393
                                                                                  ----------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts                                                     109,720                54,560
Proceeds from (repayments of) other borrowings                                       (13,545)                6,364
Net proceeds from exercise of stock options                                               20
Repayment of Federal Home Loan Bank advances                                                                (9,000)
                                                                                  ----------             ---------
          Net cash provided by financing activities                                   96,195                51,924
                                                                                  ----------             ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             42,716                10,238
CASH AND CASH EQUIVALENTS, beginning of period                                         8,152                 3,467
                                                                                  ----------             ---------
CASH AND CASH EQUIVALENTS, end of period                                          $   50,868             $  13,705
                                                                                  ==========             =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                                     $   12,604             $  11,124
                                                                                  ==========             =========
Income taxes paid                                                                 $    3,495             $       -
                                                                                  ==========             =========

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                                    $    2,312             $   1,730
                                                                                  ==========             =========

See accompanying notes to unaudited consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (UNAUDITED)

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

     Since the Reorganization and the IPO, the Company has purchased residual assets and subordinated debentures from the Bank.

     The Bank is a federally chartered stock savings bank whose primary business is the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences and, to a much lesser extent, multi-family residential, commercial real estate, and construction loans. The Company's revenues are derived from gains from mortgage financing operations and net interest on its loans and residual assets. The primary sources of funds for the Company have been from deposits, Federal Home Loan Bank ("FHLB") advances, $300 million in a line of credit from a major investment bank, a $40 million residual financing line of credit, as well as from loan sales and securitizations. As of June 30, 1999, the Bank had five depository branch offices in San Bernardino, Riverside, Redlands, Huntington Beach and the recently opened Seal Beach, California location, five regional loan centers located in Riverside, California, Jacksonville, Florida, the Boston, Massachusetts area, the San Jose, California area and the Denver, Colorado metropolitan area. A consumer finance location is also located in Riverside California.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to the consolidated financial statements for 1998 to conform to the 1999 presentation. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   Approved Stock Compensation Plans
     ---------------------------------

     On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the "1996 Option Plan") which was approved by the stockholders of the Bank at the Annual Meeting of Stockholders of the Bank, held on May 21, 1997. The 1996 Option Plan authorizes the granting of options equal to 321,600 (adjusted for the three for one exchange) shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, non-statutory stock options and limited rights which are exercisable only upon change in control of the Bank which change in control did not include the reorganization of the Bank into the holding company. Awards granted to non-employee directors are non-statutory options. All 1996 options were granted at an exercise price of $3.33 per share (adjusted for the three for one exchange). Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at a rate of 33.3% per year, beginning on November 21, 1999. At December 31, 1998, there were 27,540 options held by three retired directors which were exercisable. On May 20, 1998, 9,180 options were exercised; the remaining 18,360 options are held by two retired directors as of June 30, 1999.

     The Board of Directors of the Company has adopted the LIFE Financial Corporation 1997 Stock Option Plan (the "1997 Option Plan"), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the "Option Plans"). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the Public Offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans. Stock options with respect to shares of the Bank's Common Stock granted under the 1996 Option Plan and outstanding prior to completion of the Reorganization automatically became options to purchase three shares of the Company's Common Stock upon identical terms and conditions. Through June 30, 1999, 202,000 shares of the 1997 Option Plan were granted at exercise prices ranging from $11.00 to $18.50 per share. The options granted under the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. Under the 1997 Option Plan, there were 17,500 options at December 31, 1998 and June 30, 1999 held by one retired director which were exercisable.

3.   Comprehensive Income
     --------------------

     The Company adopted Statement Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective with the fiscal year beginning January 1, 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings, paid-in capital in the equity section of the statement of financial position. The Company has no differences between net income and comprehensive income for the three months and six months ended June 30, 1999 and the three months and six months ended June 30, 1998.

4.   Earnings Per Share
     ------------------

     The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):


                                                         For the three months ended June 30,
                                                         -----------------------------------
                                                     1999                                  1998
                                    -------------------------------------  --------------------------------------
                                      Earnings      Shares      Per Share   Earnings       Shares       Per Share
                                    (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)     Amount
                                    -----------  -------------  ---------  -----------  -------------   ---------

Net Earnings                        $     1,759                            $     1,521
                                    ===========                            ===========

Basic EPS Earnings available
  to common stockholders            $     1,759      6,564,743  $    0.27  $     1,521      6,550,852   $    0.23
                                                                =========                               =========

Effect of Dilutive Securities
  Options                                     -         70,715                       -        353,586
                                    -----------  -------------             -----------  -------------

Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions               $     1,759      6,619,504  $    0.27  $     1,521      6,904,438  $     0.22
                                    ===========  =============  =========  ===========  =============  ==========

                                                          For the six months ended June 30,
                                                          ---------------------------------
                                                     1999                                  1998
                                    -------------------------------------  --------------------------------------
                                      Earnings      Shares      Per Share   Earnings       Shares       Per Share
                                    (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)     Amount
                                    -----------  -------------  ---------  -----------  -------------   ---------
Net Earnings                        $     2,443                            $     5,236
                                    ===========                            ===========

Basic EPS Earnings available
  to common stockholders            $     2,443      6,563,569  $    0.37  $     5,236      6,548,789   $    0.80
                                                                                        =============   =========

Effect of Dilutive Securities
  Options                                     -         59,327                       -        326,310
                                    -----------  -------------             -----------  -------------

Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions               $     2,443      6,622,896  $    0.37  $     5,236      6,875,099   $    0.76
                                    ===========  =============  =========  ===========  =============   =========


5.   Asset Securitizations

     In June 1999, the Company completed an early clean up of the Life Financial Services Trust 1996-1 securitization. The clean up reduced the company's residual assets from securitization by $4.4 million. Additionally, $4.7 million in previously restricted cash that served as credit enhancement to the 1996-1 Trust was released to Life Financial Corporation.

6.   Segment Information

     The Company's operations within the financial services industry principally focus on banking and mortgage financing activities. Information about these segments for the six months ended June 30, 1999 and 1998 is as follows (dollars in thousands):

                                                              June 30, 1999
                                                              -------------
                                                      Mortgage        Mortgage         Mortgage
                                                      --------        --------         --------
                                                      Financing       Financing       Financing
                                                      ---------       ---------       ---------
                                       Banking        Portfolio       Liberator         Other          Total
                                       -------        ---------       ---------         -----          -----
Revenue for the period                $  1,806         $6,089          $16,884          $6,012        $30,791
Interest income                          1,205          4,794           13,293           4,733         24,025
Interest expense                        10,595            368            1,021             364         12,348
Net income (loss) for the period       (11,036)         2,831            7,851           2,797          2,443

                                                                         June 30, 1998
                                                                         -------------
                                                                Mortgage           Mortgage        Mortgage
                                                                --------           --------        --------
                                                                Financing          Financing       Financing
                                                                ---------          ---------       ---------
                                               Banking          Portfolio          Liberator         Other         Total
                                               -------          ---------          ---------         -----         -----
Revenue for the period                         $ 1,321           $3,362             $24,053          $4,612       $33,348
Interest income                                  1,220            1,921              13,741           2,634        19,516
Interest expense                                 6,876              422               3,018             578        10,894
Net income (loss) for the period                (7,125)           1,298               9,283           1,780         5,236


Information as of June 30, 1999 and December 31, 1998 is as follows (dollars in thousands):

                                                   Mortgage        Mortgage        Mortgage
                                                   --------        --------        --------
                                                   Financing       Financing       Financing
                                                   ---------       ---------       ---------
                                    Banking        Portfolio       Liberator         Other          Total
                                    -------        ---------       ---------         -----          -----
Assets employed as of June 30,       $78,779        $114,993        $264,069         $73,697       $531,538
1999

Assets employed as of December        36,121         110,074         247,375          34,517        428,078
31, 1998

7.   Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operation and cash flows.


Item 2.  Management's Discussion and Analysis of Results of Operations and
         -----------------------------------------------------------------
         Financial Condition
         --------------------

     This Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K/A, which focuses upon relevant matters occurring during the year ended December 31, 1998. Accordingly, the ensuing discussion focuses upon the material matters at and for the three months and six months ended June 30, 1999.

GENERAL
-------

     The Company is involved in the origination, purchase, sale and servicing of non-conventional mortgage loans principally secured by first and second mortgage loans on one- to four-family residences. The Company has focused on Liberator Series loans which are for the purchase or refinance of residential real property by borrowers who may have had prior credit problems or who do not have an adequate credit history, or loans which have other non-conforming features. In addition, the Company originates Portfolio Series loans which are debt consolidation loans for borrowers whose credit history qualify for Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") loans ("Agency Qualified Borrowers"). The Company purchases and originates mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers ("Originators") throughout the country. The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, FHLB advances and various lines of credit. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. Due to substantial activity in the purchase and sale of loans in recent years, the net gains from mortgage financing operations have been significant. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies.

RESULTS OF OPERATIONS
---------------------

     Net income was $1.8 million for the three months ended June 30, 1999 compared to $1.5 million for the three months ended June 30, 1998, an increase of $238,000. For the six months ended June 30, 1999, the Company recorded net income of $2.4 million compared to $5.2 million for the six months ended June 30, 1998. For the three months ended June 30, 1999 and June 30, 1998, the diluted earnings per share were $0.27 and $0.22, respectively. The diluted earnings per share for the six months ended June 30, 1999 were $0.37 compared to $0.76 for the six months ended June 30, 1998.

Interest Income
---------------

     Interest income was $12.7 million for the three months ended June 30, 1999 compared to $10.1 million for the three months ended June 30, 1998 due primarily to an increase in the average balance of interest-earning assets offset partially by a slight decline in the yield on those assets. Average interest-earnings assets increased to $534.8 million for the three months ended June 30, 1999 compared to $399.8 million for the three months ended June 30, 1998. The yield on interest-earning assets decreased to 9.50% for the three months ended June 30, 1999 compared to 10.15% for the three months ended June 30, 1998. The largest single component of interest-earning assets was loans receivable, net, which were $415.9 million with a yield of 10.00% for the three months ended June 30, 1999 compared to $312.4 million with a yield of 10.21% for the three months ended June 30, 1998. The increase in average loans receivable, net was due to an increase in loans held-for-sale. Loans held-for-sale were $276.3 million as of June 30, 1999 compared to $243.3 million as of December 31, 1998.

     Interest income for the six months ended June 30, 1999 was $24.0 million, compared to $19.5 million for the six months ended June 30, 1998, due to an increase in the average balance of interest-earning assets, combined with a decrease in the yield on those assets. Average interest-earning assets increased to $502.7 million for the six months ended June 30, 1999 compared to $394.3 million for the six months ended June 30, 1998. The yield on interest-earning assets decreased to 9.56% for the six months ended June 30, 1999 compared to 9.90% for the six months ended June 30, 1998. The largest single component of interest-earning assets was loans receivable, net, which were $398.3 million with a yield of 9.92% for the six months ended June 30, 1999, compared to $312.2 million with a yield of 9.89% for the six months ended June 30, 1998.

Interest Expense
----------------

     Interest expense increased to $6.6 million for the three months ended June 30, 1999 compared to $5.5 million for the three months ended June 30, 1998 due primarily to an increase in the average interest-bearing liabilities. Reliance on certificate accounts and an increased usage of the FHLB line of credit resulted in a decrease in the average cost of interest-bearing liabilities to 5.34% for the three months ended June 30, 1999 compared to 6.04% for the three months ended June 30, 1998. Average interest-bearing liabilities were $492.8 million for the three months ended June 30, 1999 compared to $368.8 million for the three months ended June 30, 1998. The largest component of average interest-bearing liabilities was certificate accounts, which averaged $414.6 million with a cost of 5.32% for the three months ended June 30, 1999, compared to $234.4 million with a cost of 5.93% for the three months ended June 30, 1998.

     The second largest component of average interest-bearing liabilities is borrowings, which decreased to an average balance of $49.0 million with a cost of 7.26% for the three months ended June 30, 1999 compared to $106.3 million with a cost of 7.33% for the three months ended June 30, 1998. The Company utilizes a warehouse lines of credit of $300 million and a residual financing which are indexed to London Interbank Offering Rate index ("LIBOR").

     For the six months ended June 30, 1999, interest expense was $12.3 million compared to $10.9 million for the six months ended June 30, 1998 due to an increase in the average interest-bearing liabilities combined with a decrease in the rate paid on those liabilities. Average interest-bearing liabilities were $460.5 million with a cost of 5.41% for the six months ended June 30, 1999 compared to $359.6 million with a cost of 6.11% for the six months ended June 30, 1998.

     The largest component of average interest-bearing liabilities was certificate accounts, which averaged $384.7 million with a cost of 5.37% for the six months ended June 30, 1999 compared to $223.9 million with a cost of 5.94% for the six months ended June 30, 1998. The second largest component of average interest-bearing liabilities is borrowings, which decreased to an average balance of $47.8 million with a cost of 7.38% for the six months ended June 30, 1999 compared to $110.6 million with a cost of 7.32% for the six months ended June 30, 1998.

Net Interest Income Before Provision for Loan Losses
----------------------------------------------------

     Net interest income before provision for loan losses for the three months ended June 30, 1999 was $6.1 million compared to $4.6 million for the three months ended June 30, 1998. This increase is the net effect of an increase in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $534.8 million with a yield of 9.50% for the three months ended June 30, 1999 compared to $399.8 million with a yield of 10.15% for the three months ended June 30, 1998. Average interest-bearing liabilities increased to $492.8 million with a cost of 5.34% for the three months ended June 30, 1999 compared to $368.8 million with a cost of 6.04% for the three months ended June 30, 1998. The net interest margin remained stable at

4.59% for the three months ended June 30, 1999 and for the three months ended June 30, 1998. The ratio of interest-earning assets to interest-bearing liabilities was 108.51% for the three months ended June 30, 1999 compared to 108.41% for the three months ended June 30, 1998.

     Net interest income before provision for loan losses for the six months ended June 30, 1999 was $11.7 million compared to $8.6 million for the six months ended June 30, 1998. This increase is the net effect of an increase in average interest-earning assets and average interest-bearing liabilities, an increase in the net interest margin and a decrease in the ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased to $502.7 million with an average yield of 9.56% for the six months ended June 30, 1999 compared to $394.3 million with an average yield of 9.90% for the six months ended June 30, 1998. Average interest-bearing liabilities increased to $460.5 million with a cost of 5.41% for the six months ended June 30, 1999 compared to $359.6 million with a cost of 6.11% for the six months ended June 30, 1998. The net interest margin was 4.15% for the six months ended June 30, 1999 compared to 3.79% for the six months ended June 30, 1998. The ratio of interest-earning assets to interest-bearing liabilities was 109.17% for the six months ended June 30, 1999 compared to 109.64% for the six months ended June 30, 1998.

Average Balance Sheets.  The following tables set forth certain information
----------------------
relating to the Company for the three month and six month periods ended June 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                          Three months ended                       Three months ended
                                                             June 30, 1999                            June 30, 1998
                                                          ------------------                      -------------------
                                                                                                 (Dollars in thousands)
Assets:                                        Average                      Average      Average                   Average
Interest-earning assets                        Balance        Interest      Yield/Cst    Balance       Interest    Yield/Cst
                                               -------        --------      ---------    -------       --------    ---------
 Interest-earning deposits and
   short-term investments                      $42,697         $  529         4.97%      $ 31,706     $   415         5.25%
 Investment securities (1)                       3,818             52         5.46          7.111          98         5.53
 Loans receivable, net(2)                      415,939         10,396        10.00        312,446       7,973        10.21
 Mortgage-backed securities, net(1)              8,573             93         4.34              8           -         0.00
Residual assets                                 63,735          1,626        10.20         48,560       1,659        13.67
                                              --------        -------                    --------     -------
Total interest-earning assets                  534,762         12,696         9.50        399,831      10,145        10.15
Non-interest-earning assets(3)                  14,355        -------                      32,208     -------
                                              --------                                   --------
             Total assets(3)                  $549,117                                   $432,039
                                              ========                                   ========


Liabilities and Equity:
 Interest-bearing liabilities:
    Passbook accounts                            4,489             23         2.06          4,067          25         2.47
    Money market accounts                        6,996             75         4.30          3,426          42         4.92
    Checking accounts                           17,725             75         1.70         20,691          82         1.59
    Certificate accounts                       414,606          5,504         5.32        234,364       3,463         5.93
                                             ---------        -------         5.13       --------     -------         5.52
      Total deposit accounts                   443,816          5,677         7.26        262,548       3,612         7.33
    Borrowings                                  49,029            888         5.34        106,257       1,942         6.04
                                             ---------        -------                    --------     -------
      Total interest-bearing liabilities       492,845          6,565                     368,805       5,554
Non-interest-bearing liabilities(3)              2,623        -------                       7,894     -------
                                             ---------                                   --------
       Total liabilities(3)                    495,468                                    376,699
Equity(3)                                       53,649                                     55,340
                                             ---------                                   --------
    Total liabilities and equity(3)           $549,117                                   $432,039     $ 4,591
                                             =========                                   ========     =======

Net interest income before provision
    for loan losses                                           $ 6,131
Net interest rate spread(4)                                   =======         4.16                                    4.11
Net interest margin(5)                                                        4.59                                    4.59
Ratio of interest-earning assets to
    interest-bearing liabilities                                            108.51%                                 108.41%


                                                     Six months ended                       Six months ended
                                                       June 30, 1999                          June 30, 1999
                                               ------------------------------         -------------------------------
                                               Average                   Average      Average                    Average
Assets:                                        Balance     Interest     Yield/Cst     Balance     Interest       Yield/Cst
Interest-earning assets:                       --------    ---------    ---------     --------    --------       ---------
 Interest-earning deposits and
   short-term investments                      $ 31,666      $   762         4.85%    $ 28,537     $   739         5.22%
 Investment securities(1)                         4,145          116         5.64        6,599         188         5.75
 Loans receivable, net(2)                       398,348       19,754         9.92      312,225      15,439         9.89
 Mortgage-backed securities, net(1)               4,314           93         4.31           10           -         0.00
Residual assets                                  64,270        3,300        10.27       46,953       3,150        13.42
                                               --------      -------         9.56     --------     -------
Total interest-earning assets                   502,743       24,025                   394,324      19,516         9.90
Non-interest-earning assets(3)                   13,291      -------                    30,281     -------
                                               --------                               --------
             Total assets(3)                   $516,034                               $424,605
                                               ========                               ========


Liabilities and Equity:
 Interest-bearing liabilities:
    Passbook accounts                          $  4,517           47         2.10     $  4,037          48         2.40
    Money market accounts                         7,118          152         4.31        3,126          73         4.71
    Checking accounts                            16,336          145         1.79       18,028         162         1.81
    Certificate accounts                        384,717       10,253         5.37      223,906       6,598         5.94
                                               --------      -------         5.18     --------     -------
      Total deposit accounts                    412,688       10,597         7.38      249,097       6,881         5.57
    Borrowings                                   47,831        1,751         5.41      110,552       4,013         7.32
                                               --------      -------                  --------     -------
      Total interest-bearing liabilities        460,519       12,348                   359,649      10,894         6.11
Non-interest-bearing liabilities(3)               2,470      -------                    21,485     -------
                                               --------                               --------
       Total liabilities(3)                     462,989                                381,134
Equity(3)                                        53,045                                 57,645
                                               --------                               --------
    Total liabilities and equity(3)            $516,034                               $438,779
                                               ========                               ========

Net interest income before provision
    for loan losses                                          $11,677                               $ 8,622
Net interest rate spread(4)                                  =======         4.15                  =======         3.79
Net interest margin(5)                                                       4.65                                  4.37
Ratio of interest-earning assets to
    interest-bearing liabilities                                           109.17%                               109.64%


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

Provision for Loan Losses
-------------------------

     Based upon management's analysis, there were provisions for loan losses of $1.8 million for the three month period ended June 30, 1999. There were no provisions for loan losses for the three month period ended June 30, 1998.Provisions for loan losses were $2.2 million for the six months ended June 30, 1999 compared to $1.6 million for the six months ended June 30, 1998. The increase in provisions was based on an estimate of charge offs for the six months ended June 30, 1999 combined with a re-evaluation of the composition of the Company's loan portfolio. (See "Financial Condition")

Non-Interest Income
-------------------

     Net gains from mortgage financing operations for the three months ended June 30, 1999 totaled $3.6 million, compared to $2.4 million for the quarter ended June 30, 1999.

     For the six months ended June 30, 1999, net gains from mortgage financing operations totaled $4.4 million compared to $10.5 million for the six months ended June 30, 1998. The decrease was due to fewer loan sales for the quarter ended March 31, 1999. Another item which affected the decline in net gains was a second quarter pre-tax $2.9 million Mark to Market writedown of residual assets.

Non-Interest Expense
--------------------

     Non-interest expense was $6.0 million for the three months ended June 30, 1999 compared to $6.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, non-interest expense was $11.8 million compared to $11.7 million for the six months ended June 30, 1998.

     Compensation and benefits increased to $2.7 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, compensation and benefits were $5.7 million compared to $5.5 million for the six months ended June 30, 1998. Average number of employees for the six months ended June 30, 1999 were 272 compared to 281 for the six months ended June 30, 1998.

     Premises and occupancy expenses increased to $942,000 for the three months ended June 30, 1999 compared to $850,000 for the three months ended June 30, 1998, and were $1.9 million for the six months ended June 30, 1999 compared to $1.5 million for the six months ended June 30, 1998 due to the opening of the Seal Beach bank branch.

     Data processing increased to $391,000 for the three months ended June 30, 1999 compared to $344,000 for the three months ended June 30, 1998, and was $792,000 for the six months ended June 30, 1999 compared to $648,000 for the six months ended June 30, 1998. Marketing decreased to $155,000 for the three months ended June 30, 1999 compared to $669,000 for the three months ended June 30, 1998, and was $202,000 for the six months ended June 30, 1999 compared to $999,000 for the six months ended June 30, 1998. Professional services decreased to $467,000 for the three months ended June 30, 1999 compared to $517,000 for the three months ended June 30, 1998, and was $804,000 for the six months ended June 30, 1999 compared to $811,000 for the six months ended June 30, 1998. Telephone and other expense increased to $266,000 and $1.0 million, respectively, for the three months ended June 30, 1999 compared to $276,000 and $1.0 million for the three months ended June 30, 1998 and were $617,000 and $1.8 million for the six months ended June 30, 1999 compared to $493,000 and $1.5 million for the six months ended June 30, 1998.

Income Taxes
------------

     The provision for income taxes increased to $1.4 million for the three months ended June 30, 1999 compared to $1.2 million for the three months ended June 30, 1998 due to an increase in income before income tax provision. Income before income tax provision increased to $3.2 million for the three months ended June 30, 1999 from $2.7 million for the three months ended June 30, 1998. The effective tax rate increased to 44.8% for the three months ended June 30, 1999 from 44.4% for the three months ended June 30, 1998.

     The provision for income taxes decreased to $2.0 million for the six months ended June 30, 1999 compared to $3.8 million for the six months ended June 30, 1998. Income before income tax provision decreased to $4.4 million for the six months ended June 30, 1999 compared to $9.1 million for the six months ended June 30, 1998.

COMPARISON OF FINANCIAL CONDITION AS OF  JUNE 30, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------

     Total assets increased to $531.5 million as of June 30, 1999 compared to $428.1 million as of December 31, 1998. This increase was attributable to the increase in cash and trading securities. Loans held-for-sale totaled $276.3 million as of June 30, 1999 compared to $243.3 million as of December 31, 1998. Loans held-for-investment increased to $94.7 million as of June 30, 1999 compared to $91.0 million as of December 31, 1998.

     Residual assets decreased to $44.4 million as of June 30, 1999 compared to $50.3 million as of December 31, 1998 due to the desecuritization of 1996-1. Cash and cash equivalents were $50.9 million as of June 30, 1999 compared to $8.2 million as of December 31, 1998. Cash and cash equivalents increased by $42.7 million as of June 30, 1999 due to the timing of loan originations and purchases. Premises and equipment decreased to $6.5 million as of June 30, 1999 compared to $7.1 million as of December 31, 1998. Real estate owned decreased to $1.8 million as of June 30, 1999 compared to $1.9 million as of December 31, 1998 as part of the Company's continuing effort to resolve problem assets.

     The Company increased its liabilities by increasing deposit accounts to $433.2 million as of June 30, 1999 compared to $323.5 million as of December 31, 1998 due to the opening of the Seal Beach branch plus the additional reliance on wholesale deposits. The major component of deposit accounts is certificates of deposit, which increased to $400.6 million as of June 30, 1999 compared to $297.0 million as of December 31, 1998.

     The Company decreased FHLB advances and borrowings from $40.0 million at December 31, 1998 to $26.4 million at June 30, 1999 due to the increase in deposit accounts of $109.7 million offset by the higher loan receivable balance as of June 30, 1999 of $36.7 million.

     Accounts payable and other liabilities increased to $15.9 million as of June 30, 1999 compared to $11.1 million as of December 31, 1998 due to an increase in loans serviced for other investors and the corresponding increase in amounts due investors between the time the borrowers make payments to the Company and the time the Company remits payments to the investors.

     Stockholders' equity increased to $54.5 million as of June 30, 1999 from $52.0 million as of December 31, 1998 due to earnings of $2.5 million.

     The Company's non-performing assets increased to $10.2 million as of June 30, 1999 compared to $9.4 million as of December 31, 1998. The increase of $.8 million is due primarily to non-accrual loans with an increase of $1.0 million in one- to-four family residential loans offset by a decrease of $0.2 million in consumer loans. Non-performing loans as a percent of gross loans receivable decreased to 2.16% as of June 30, 1999 from 2.23% as of December 31, 1998. Non-performing assets as a percent of total assets decreased to 1.91% as of June 30, 1999 from 2.21% as of December 31, 1998. The following table sets forth the non-performing assets at June 30, 1999 and December 31, 1998:

                                                                                 As of            As of
                                                                                June 30,       December 31,
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                  (Dollars in thousands)
Non-accrual loans
Foreclosed real estate, net (1)                                                  $ 8,405         $7,544
                                                                                   1,752          1,898
     Total non-performing assets                                                 -------         ------
                                                                                 $10,157         $9,442
                                                                                 =======         ======

Allowance for loan losses as a percent of gross loans receivable(2)                 0.87%          0.82%

Allowance for loan losses as a percent of total non-performing loans(3)            40.37          36.81

Non-performing loans as a percent of gross loans receivable(2)                      2.16           2.23

Non-performing assets as a percent of total assets(4)                               1.91           2.21

________________
(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

     The Company, in consideration of the current economic environment and the condition of the loan portfolio, has established an allowance for loan losses as of June 30, 1999 of $3.4 million compared to $2.8 million as of December 31, 1998. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Management believes that the allowance for loan losses at June 30, 1999 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurances can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not be reflected in increased losses in the loan portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions of the allowance) in anticipation of losses.

The following table sets forth the activity in the Company's allowance for loan losses for the six months ended June 30, 1999:

                                                  (Dollars in thousands)

Balance as of December 31, 1998                            $2,777
Add:
          Provision for loan losses                         2,208
          Recoveries of previous charge-offs                   96
Less:
          Charge-offs                                       1,688
                                                           ------
Balance as of June 30, 1999                                $3,393
                                                           ======

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, warehouse lines of credit, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently

4%. The Bank's average liquidity ratios were 10.93% and 10.94% for the six months ended June 30, 1999 and June 30, 1998, respectively. The Bank had $30.3 million in deposits maturing within one month as of June 30, 1999. The Bank anticipates that it will retain a portion of these accounts.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $102.3 million and $83.1 million for the six months ended June 30, 1999 and 1998, respectively. Such cash flows primarily consisted of loans originated and purchased for sale (net of loan fees), of $469.0 million and $562.6 million, net of proceeds from the sale and securitization of loans held-for-sale of $363.1 million and $478.5 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided from investing activities were $48.8 million and $41.4 million for the six months ended June 30, 1999 and 1998, respectively, and consisted primarily of principal collections on loans. Proceeds from the principal collections were $67.6 million and $43.4 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided from financing activities consisted primarily of net activity in deposit accounts and borrowings. The net increase in deposits and borrowings was $96.2 million and $51.9 million for the six months ended June 30, 1999 and 1998, respectively. The Company received proceeds from the lines of credit of $6.4 million for the six months ended June 30, 1998 and repayments of these lines of $(13.5) million for the six months ended June 30, 1999. Net deposits increased by $109.7 million and $54.6 million for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, the Company had no outstanding FHLB advances.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At June 30, 1999, cash and short-term investments totaled $50.9 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. Other sources of liquidity include investment securities maturing within one year. The Bank also has a warehouse line of credit available in the amount of $300 million of which zero had been drawn upon at June 30, 1999. The Company has a residual financing line of credit in the amount of $40.0 million, with an outstanding balance of $15.5 million as of June 30, 1999.

     The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from well-capitalized to critically undercapitalized. As of June 30, 1999, the Bank was considered "well capitalized".

     The Bank was in compliance with the minimum capital requirements in effect as of June 30, 1999. The following table reflects the required ratios and the actual capital ratios of the Bank as of June 30, 1999:

                      Actual       Required        Excess         Actual         Required
                     Capital        Capital        Amount        Percent        Percent(a)
                     -------        -------        ------        -------        ----------
                                    (Dollars in thousands)
Tangible
                    $  31,884      $   7,792      $  24,092        6.14%           1.50%
Core
                    $  31,884      $  20,779      $  11,105        6.14%           4.00%
Risk-based
                    $  35,260      $  28,190      $   7,070       10.01%           8.00%

(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 10.00% for risk-based assets, 5% for core capital and 6% for Tier I capital. At June 30, 1999, the Bank's ratios were 10.01%, 6.14% and 9.05%, respectively.

        The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

        As of June 30, 1999, the Bank had outstanding commitments to originate or purchase mortgage loans of $18.1 million compared to $11.0 million as of December 31, 1998 due to the expansion of the mortgage financing operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of June 30, 1999 compared to the period ended December 31, 1998 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1998 included in the Company's Annual Report on Form 10K/A.

        Year 2000 Compliance: As a financial institution operating in multiple
        ---------------------
states, the Company is dependent on computer systems and applications to conduct its business. The year 2000 (Y2k) issue is the result of computer programs being written using two digit year fields instead of four digit year fields. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or miscalculations could result, disrupting operations and causing, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers.

The Program

        The Company's program addresses the Y2k issue from a comprehensive risk-based view. "Computer systems and equipment" includes systems generally thought of as information technology (IT) dependent, such as accounting, data processing, and telephone equipment, as well as systems not obviously IT dependent, such as photocopiers, facsimile machines, and security systems. The non-IT dependent systems may contain embedded technology, and the Company included these systems as part of the program.

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

     The Y2k program consists of five stages: (i) awareness, (ii) assessment,
(iii) renovation, (iv) validation, and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope, and established program and management policies. This phase, although complete, continues to be reviewed. The assessment phase entailed an inventory of IT and non-IT systems, hardware, vendors, material customers, and facilities. Inventoried systems were also prioritized to identify critical systems. The renovation, validation, and implementation phases were completed as of June 30, 1999 and included internal systems as well as interfaces to third party systems.

     The Company is engaged in an ongoing review of its relationships with business partners, including vendors and suppliers, to continue to assess whether these entities are effectively addressing year 2000 issues. This includes the evaluation of strategies to manage and mitigate the risk to the Company of their failures. Although the Company is establishing reasonable safeguards, there can be no assurance that all business partners will adequately address their Y2k issues. Therefore, failures of third parties to adequately address their Y2k issues could adversely affect the business and operations of the Company.

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

Contingency Planning

     An institution-wide contingency plan is substantially complete, with Y2k issues incorporated. The contingency plan is intended to enable the Company to continue to operate, to the extent that it can do so safely, including performing certain processes manually, repairing or obtaining replacement systems, and changing vendors. To date, no systems or vendors have had to be replaced and it is anticipated that none will be. The Company believes, however, that due to the widespread nature of the potential Y2k issues, the contingency planning process is an ongoing one, which will require further modifications as the Company obtains additional information resulting from: (i) the Company's initial test of the contingency and business resumption plan during the third quarter of 1999, and (ii) the status of third party or business partner Y2k readiness.

Costs

     The total budget for the Company's Y2k effort is approximately $650,000.
To date, the amounts incurred and expensed for developing and implementing the Y2k program have been less than $200,000 with no material effect on the Company's operations. The total remaining cost for addressing Y2k compliance is based on management's current estimates; it is not expected to exceed $300,000 in total. These costs will be funded through operating cash flows and will be funded by reallocating existing resources rather than incurring incremental costs. None of the Company's other information technology projects have been delayed or deferred as a result of implementing the Y2k program.

Risks

     The Company believes that the completed renovations on its internal systems and equipment will allow it to be Y2k compliant. There can be no assurances, however, that the Company's internal systems or equipment, or those of third parties on which the Company relies, will be Y2k compliant in a timely manner, or that the Company's or third parties' contingency plans will mitigate the effects of noncompliance. The Company has initiated communications with its critical external relationships to determine the extent to which the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Y2k ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Y2k ready cannot reasonably be estimated.

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

Forward-looking Statements

     The preceding Y2k issue discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Y2k issue discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to future events with regard to its Y2k program, as well as its contingency plans; its estimated cost of achieving Y2k readiness; and the Company's belief that its internal systems and equipment will be Y2k compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to: the availability of qualified personnel and other information technology resources, the ability to identify and renovate all data sensitive lines of computer code or to replace embedded computer chips in affected systems and equipment, and the actions of government agencies and other third parties with respect to Y2k readiness.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

     Management of Interest Rate Risk:  The principal objective of the Company's
     --------------------------------
interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Through such management, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in
interest rates.    Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of June 30, 1999 or December 31, 1998.

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

          None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

          None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     On June 10, 1999, the Company held its annual meeting of stockholders for the purpose of electing two Directors to a term of three years and the ratification of Deloitte & Touche LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                          For      Withheld
                                                       ---------   --------
     1.  Election of Director: Ronald G. Skipper....   5,602,985    243,232
         Election of Director: Daniel L. Perl.......   5,604,385    241,832

               The Directors whose terms continued and the years their terms expire are as follows:
               Milt Johnson (2001), Edgar Keller (2001), John Goddard (2000).

                                                                                            Broker
                                                          For      Withheld    Abstains    Non-Votes
                                                       ---------   --------    --------    ---------
     2.  Ratification of Deloitte & Touche LLP
         as the Company's independent auditors.....    5,820,416     15,101      10,700            0

Item 5.  Other Information
         -----------------

     On July 28, 1999, the Company announced that pursuant to a board meeting on July 27, 1999, Daniel L. Perl is no longer its President and Chief Executive Officer nor President/Chief Executive Officer and Chairman of the Company's wholly-owned subsidiary, Life Bank.

     On August 2, 1999, the Company announced that Robert K. Riley has been named as President and Chief Executive Officer of the Company and its wholly-owned subsidiary, Life Bank.

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

                                        LIFE FINANCIAL CORPORATION


August 16, 1999                         By:  /s/ Robert K. Riley
---------------                              ---------------------------------
Date                                         Robert K. Riley
                                             President and Chief
                                             Executive Officer
                                             (principal executive officer)

August 16, 1999                              /s/ Jeffrey L.  Blake
---------------                              ---------------------------------
Date                                         Jeffrey L. Blake
                                             Chief Financial Officer and
                                             Treasurer
                                             (principal financial and
                                             accounting officer)