Form 10-Q
period 1999-09-30
LIFE FINANCIAL CORP
filed 1999-11-15
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

             [X] Yes   [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,613,436 shares of common stock, par value $0.01 per share, were outstanding as of November 10, 1999.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I   FINANCIAL INFORMATION                                                            PAGE

Item 1   Consolidated Balance Sheets:
         September 30, 1999 (unaudited) and December 31, 1998 ............................  1

         Consolidated Statements of Earnings
         For the Three months ended September 30, 1999 and 1998 and for the Nine months ended September  30, 1999 and 1998 (unaudited)...............  2

         Consolidated Statements of Cash Flows:
         For the Nine months ended September 30, 1999
         and 1998 (unaudited).............................................................  3

         Consolidated Statements of Stockholders' Equity
         For the Nine months ended September 30, 1999 and 1998 (unaudited)................  4

         Average Balance Sheets for the Three months ended September 30, 1999 and 1998 and for the Nine months ended September 30, 1999 and 1998 (unaudited)...  5

         Notes to Consolidated Financial Statements (unaudited)...........................  7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................... 11

Item 3   Quantitative and Qualitative Disclosures About Market Risk....................... 19

PART II  OTHER INFORMATION

Item 1   Legal Proceedings................................................................ 20

Item 2   Changes in Securities and Use of Proceeds........................................ 20

Item 3   Defaults Upon Senior Securities.................................................. 20

Item 4   Submission of Matters to a Vote of Security Holders.............................. 20

Item 5   Other Information................................................................ 20

Item 6   Exhibits and Reports on Form 8-K................................................. 21


Item 1.  Financial Statements.


                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                         September 30,     December 31,
                                                                            1999              1998
                                                                            ----              ----
                                                                         (UNAUDITED)

ASSETS
Cash and cash equivalents..............................................    $ 97,684          $  8,152
Mortgage and Other Securities..........................................      85,435            52,304
Loans held for sale....................................................     248,023           243,307
Loans held for investment - net of allowance...........................      96,343            91,017
Mortgage servicing rights..............................................      15,536            13,119
Accrued interest receivable............................................       3,064             2,762
Foreclosed real estate - net...........................................       3,030             1,898
Premises and equipment - net...........................................       6,145             7,145
Federal Home Loan Bank stock...........................................       2,686             2,463
Other assets...........................................................       6,528             5,911
                                                                           --------          --------
   TOTAL ASSETS........................................................    $564,474          $428,078
                                                                           ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts.......................................................    $430,832          $323,476
Other borrowings.......................................................      59,257            39,977
Subordinated debentures................................................       1,500             1,500
Accounts payable and other liabilities.................................      18,522            11,127
                                                                           --------          --------
   Total liabilities...................................................     510,111           376,080
                                                                           --------          --------

STOCKHOLDERS' EQUITY
Preferred stock, $ 01 par value; 5,000,000
 shares authorized; no shares outstanding..............................    $     --          $     --
Common stock, $ 01 par value; 25,000,000 shares
  authorized; 6,568,436 (1999) and 6,562,396
  (1998) shares issued and outstanding.................................          66                66
Additional paid-in capital.............................................      42,243            42,223
Retained earnings, partially restricted................................      13,189             9,709
Accumulated other adjustments to stockholders' equity..................      (1,135)               --
                                                                           --------          --------
   Total stockholders' equity..........................................      54,363            51,998
                                                                           --------          --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................    $564,474          $428,078
                                                                           ========          ========

Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                        ----------------------             ---------------------
                                                        1999              1998             1999             1998
                                                        ----              ----             ----             ----
Interest Income:
Loans                                                $    9,683        $    9,611      $   29,437        $   25,050
Securities held to maturity                                   8                60              54               207
Other interest-earning assets                               741             2,172           4,967             6,109
                                                     ----------        ----------      ----------        ----------
   Total interest income                                 10,432            11,843          34,458            31,366
                                                     ----------        ----------      ----------        ----------

Interest Expense:
Deposit accounts                                          5,259             3,513          15,856            10,393
Federal Home Loan Bank & other borrowings                   844             3,085           2,490             6,407
Subordinated debentures                                      53               353             158             1,045
                                                     ----------        ----------      ----------        ----------
   Total interest expense                                 6,156             6,951          18,504            17,845
                                                     ----------        ----------      ----------        ----------

Net Interest Income                                       4,276             4,892          15,954            13,521

Provision for loan losses                                   430               736           2,638             2,366
                                                     ----------        ----------      ----------        ----------
Net Interest Income After Provision for
 loan losses                                              3,846             4,156          13,316            11,155

Noninterest Income:
Loan servicing and other fees                             1,410             1,162           3,521             4,129
Service charges on deposit  accounts                         90                50             253               123
Net gains from mortgage  financing operations             4,273             6,047           8,657            16,541
Other income                                                581               125             689               415
                                                     ----------        ----------      ----------        ----------
  Total noninterest income                                6,354             7,384          13,120            21,208
                                                     ----------        ----------      ----------        ----------

Noninterest Expense:
Compensation and benefits                                 3,350             3,076           9,036             8,602
Premises and occupancy                                    1,009               963           2,921             2,444
Data processing                                             321               406           1,113             1,054
Net loss (gain) on foreclosed real estate                    16                32             (59)              218
FDIC insurance premiums                                      60                39             200                99
Marketing                                                   193               788             395             1,786
Telephone                                                   186               321             803               814
Professional services                                       309               360           1,112             1,172
Other expense                                             1,750             1,135           3,506             2,670
Unscheduled Severance                                     1,199                --           1,199                --
                                                     ----------        ----------      ----------        ----------
  Total noninterest expense                               8,393             7,120          20,226            18,859
                                                     ----------        ----------      ----------        ----------

Income Before Income Taxes                                1,807             4,420           6,210            13,504
Provision for Income Taxes                                  770             1,885           2,730             5,733
                                                     ----------        ----------      ----------        ----------
        Net Income                                   $    1,037        $    2,535      $    3,480        $    7,771
                                                     ----------        ----------      ----------        ----------
Basic average shares outstanding                      6,568,436         6,558,997       6,565,192         6,552,192
Basic earnings per share                             $     0.16        $     0.39      $     0.53        $     1.19

Diluted weighted average shares outstanding           6,623,906         6,773,454       6,609,858         6,841,217
Diluted earnings per share                           $     0.16        $     0.37      $     0.53        $     1.14


Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                     September 30,
                                                                ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                 1999                              1998
                                                                ---------------------           --------------------
Net Income                                                                      3,480                         7,771
Adjustments to net income
   Depreciation                                                                 1,372                         1,244
   Provision for loan losses                                                    2,638                         2,366
   Accretion of deferred fees                                                     393                            (4)
   Provision for losses on REO                                                                                   32
   (Gain) loss on sale of REO                                                     368                            87
   Gain on sale of loans held for sale                                        (13,228)                      (23,007)
   Unrealized losses on residual assets                                         4,585                         6,658
   Net accretion of residual assets                                            (3,313)                       (4,892)
   Change in allowance on mortgage servicing rights                             1,234                           381
   Amortization of mortgage servicing rights                                    3,671                         1,909
   Purchase and origination of loans held for sale                           (722,310)                    (930,884)
   Proceeds from the sales of loans held for sale                             619,737                       963,526
   (Increase) decrease in accrued interest receivable                            (302)                          431
   Deferred taxes                                                               2,729                            --
   Increase (decrease) in accounts payable & other liabilities                  4,465                        10,362
   Federal Home Loan Bank stock dividend                                          (99)                          (63)
   Decrease (increase) in other assets                                           (616)                      (16,347)
                                                                ----------------------         ---------------------
           Net cash provided by (used in) operating activities                (95,196)                       19,570
                                                                ----------------------         ---------------------
CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans                                                    90,702                        52,847
Principal payments on securities                                                3,032                            --
Proceeds from the sale of REO                                                   3,355                         1,882
Purchase of securities                                                        (45,244)                           --
Proceeds from maturities of securities                                          2,000                         2,000
Additions to premise and equipment, net                                          (323)                       (3,416)
Purchase of FHLB stock                                                           (124)                       (1,297)
Cash (paid) received on residual assets                                         4,674                            --
                                                                ----------------------         ---------------------
           Net cash provided by (used in) investing activities                 58,072                        52,016
                                                                ----------------------         ---------------------
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts                                              107,356                        42,919
Repayment of other borrowings                                                 (39,977)                      (86,383)
(Repayments of) proceeds from FHLB advances                                    59,257                        (9,000)
Proceeds from stock options                                                        20                            --
                                                                 ---------------------         ---------------------
           Net cash provided by (used in) financing activities                126,656                       (52,464)
                                                                 ---------------------         ---------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      89,532                        19,122
CASH AND CASH EQUIVALENTS, beginning of period                                  8,152                         3,467
                                                                ----------------------         ---------------------
CASH AND CASH EQUIVALENTS, end of period                                    $  97,684                     $  22,589
                                                                ======================         =====================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                               $  18,966                     $  18,963
                                                                ======================         =====================
Income taxes paid                                                           $   4,028                     $      --
                                                                ======================         =====================

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate                              $   4,530                     $   3,066
                                                                ======================         =====================



Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (UNAUDITED)


                                                   Additional                           Accumulated            Total
                                       Common        Paid-in        Retained               Other            Stockholders'
                                       Stock         Capital         Earnings           Adjustments            Equity
                                  ----------------------------------------------------------------------------------------
BALANCE, December 31, 1997              $65         $42,171          $ 8,650            $    --                $50,886

Exercise of stock options                 1              52                                  --                     53
Net income                                                             7,771                                     7,771
                                  ----------------------------------------------------------------------------------------

BALANCE, September 30, 1998             $66         $42,223          $16,421            $    --                $58,710
                                  ========================================================================================

BALANCE, December 31, 1998              $66         $42,223          $ 9,709            $    --                $51,998

Exercise of stock options               --               20                                                         20
Net gain/(loss) on available
     for sale mortgage securities                                                        (1,135)                (1,135)
Net income                                                             3,480                                     3,480
                                  ----------------------------------------------------------------------------------------
Comprehensive income                                                                                             2,365
                                  ----------------------------------------------------------------------------------------
BALANCE, September  30, 1999           $66          $42,243          $13,189            $(1,135)               $54,363
                                  ========================================================================================

Accompanying notes are an integral part of these consolidated financial statements.

Average Balance Sheets.  The following tables set forth certain information
----------------------
relating to the Company for the three month and nine month periods ended September 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.


                                             Three Months Ended                            Three Months Ended
    (Dollars in thousands)                   September 30, 1999                            September 30, 1998
--------------------------------------------------------------------------       --------------------------------------
Assets                             Average                       Average         Average                       Average
Interest-earning assets:           Balance       Interest      Yield/Cost        Balance       Interest      Yield/Cost
                                   --------      --------      -----------       --------       -------      ----------
  Interest-earning deposits
   and short-term investments      $ 15,897       $   151            3.77%       $ 29,349       $   384            5.19%
  Investment securities, net          3,257            43            5.24%          6,406           106            6.56%
  Loans receivable, net             385,979         9,683           10.03%        398,497         9,610            9.65%
  Mortgage-backed securities         38,210           555            5.81%              8             0            0.00%
  Residual MBS                       44,351             0            0.00%         49,483         1,742           14.08%
                                   --------      --------      -----------       --------       -------      ----------
  Total interest-earning assets     487,694        10,432            8.56%        483,743        11,842            9.79%

Non-interest-earning assets          48,633                                        39,442
                                   --------                                      --------
       Total assets                $536,327                                      $523,185
                                   ========                                      ========

Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook accounts                 4,732            25            2.10%          4,355            27            2.46%
    Money market accounts             7,113            77            4.29%          5,226            67            5.09%
    Checking accounts                25,742            90            1.39%         19,295            76            1.56%
    Certificate accounts            379,695         5,068            5.30%        225,861         3,343            5.87%
                                   --------      --------      -----------       --------       -------      ----------
     Total                          417,282         5,260            5.00%        254,737         3,513            5.47%

    Borrowings                       44,796           895            7.93%        196,272         3,438            6.95%
                                   --------      --------      -----------       --------       -------      ----------
Total interest-bearing
 liabilities                        462,078         6,155            5.28%        451,009         6,951            6.11%

Non-interest-bearing
 liabilities                         19,231                                        15,064
                                   --------                                      --------
     Total liabilities              481,309                                       466,073

Equity                               55,018                                        57,112
                                   --------                                      --------
  Total liabilities and equity     $536,327                                      $523,185
                                   ========                                      ========

Net interest income                               $ 4,277                                       $ 4,891
                                                 ========                                       =======

Net interest rate spread                                             3.28%                                         3.68%
Net interest margin                                                  3.51%                                         4.04%
Ratio of interest-earning assets
  To interest-bearing
   liabilities                                                     105.54%                                       107.26%

                                             Nine Months Ended                             Nine Months Ended
    (Dollars in thousands)                   September 30, 1999                            September 30, 1998
--------------------------------------------------------------------------       --------------------------------------
Assets                             Average                       Average         Average                       Average
Interest-earning assets:           Balance       Interest      Yield/Cost        Balance       Interest      Yield/Cost
                                   --------      --------      -----------       --------       -------      ----------
  Interest-earning deposits
    and short-term investments     $ 26,352       $   913            4.63%       $ 28,811       $ 1,130            5.24%
  Investment securities, net          3,846           159            5.53%          6,534           294            6.02%
  Loans receivable, net             394,180        29,437            9.96%        341,298        25,051            9.79%
  Mortgage-backed securities         15,736           648            5.49%              9             0            0.00%
  Residual MBS                       47,993         3,300            9.17%         49,163         4,892           13.27%
                                   --------      --------      -----------       --------       -------      ----------
  Total interest-earning assets     488,107        34,457            9.41%        425,815        31,367            9.82%

Non-interest-earning assets          34,494                                        34,718
                                   --------                                      --------
       Total assets                $522,601                                      $460,533
                                   ========                                      ========

Liabilities and Equity:
  Interest-bearing liabilities:
    Passbook accounts              $  4,590       $    72            2.10%       $  4,144       $    76            2.45%
    Money market accounts             7,116           229            4.30%          3,834           141            4.92%
    Checking accounts                19,505           235            1.61%         18,455           238            1.72%
    Certificate accounts            383,024        15,321            5.35%        224,565         9,938            5.92%
                                   --------      --------      -----------       --------       -------      ----------
     Total                          414,235        15,857            5.12%        250,998        10,393            5.54%

    Borrowings                       46,809         2,647            7.56%        139,440         7,452            7.15%
                                   --------      --------      -----------       --------       -------      ----------
Total interest-bearing
 liabilities                        461,044        18,504            5.37%        390,438        17,845            6.11%

Non-interest-bearing
 liabilities                          7,865                                        15,229
                                   --------                                      --------

     Total liabilities              468,909                                       405,667

Equity                               53,692                                        54,866
                                   --------                                      --------

  Total liabilities and equity     $522,601                                      $460,533
                                   ========                                      ========

Net interest income                               $15,953                                       $13,522
                                                 ========                                       =======

Net interest rate spread                                             4.04%                                          3.71%
Net interest margin                                                  4.36%                                          4.23%
Ratio of interest-earning assets
  To interest-bearing
   liabilities                                                     105.87%                                        109.06%

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999
                                  (UNAUDITED)

Note 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     Certain amounts reflected in the consolidated financial statements for the three-month and nine-month period ended September 30, 1998 have been reclassified to conform to the presentation for the three-month and nine-month period ended September 30, 1999.

Note 2 - Mortgage and Other Securities
--------------------------------------

  A summary of the Company's trading, available for sale, and held to maturity mortgage and other securities as of September 30, 1999 and December 31, 1998 follows:

                                                                        September 30, 1999
                                          ------------------------------------------------------------------------
                                            Amortized        Unrealized           Unrealized          Estimated
(Dollars in thousands)                        Cost              Gain                 Loss            Market Value
----------------------------------        -------------    ----------------    ----------------   -----------------
     Mortgage-backed securities
      Retained in securitization                $44,350                 $88              $1,223             $43,215
     Securities held to maturity                      6                   -                   -                   6
     Trading Securities                          42,214                   -                   -              42,214
                                          -------------    ----------------    ----------------   -----------------
     Total Mortgage & Other
     Securities                                 $86,570                 $88              $1,223             $85,435
                                          =============    ================    ================   =================
                                                                         December 31, 1998
                                          -------------------------------------------------------------------------
                                            Amortized        Unrealized          Unrealized          Estimated
                                              Cost              Gain                Loss            Market Value
                                          -------------    ----------------    ----------------   -----------------
     Mortgage-backed securities
      retained in securitization                $50,296                 $ -              $    -             $50,296
     Securities held to maturity                  2,008                  12                   -               2,020
     Trading Securities                               -                   -                   -                   -
                                          -------------    ----------------    ----------------   -----------------
     Total Mortgage & Other
     Securities                                 $52,304                 $12              $    -             $52,316
                                          =============    ================    ================   =================

     The Company's mortgage-backed residual securities decreased from $50.3 million at December 31, 1998 to $43.2 million as of September 30, 1999. The 14.1% decrease resulted from $1.6 million in monthly cash distributions and mark-to-market write-downs for the six months ending June 30, 1999, unrealized losses of $1.1 million recognized during the third quarter of 1999 related to the reclassification of residual mortgage-backed securities in accordance with SFAS "134", and the desecuritization of the $4.4 million residual mortgage-backed security related to the Life Financial Services Trust 1996-1 securitization. The Company successfully completed an early termination of the 1996-1 securitization trust that eliminated the $4.4 million residual mortgage-backed security and released $4.7 million of previously restricted cash to the Company from the 1996-1 securitization Reserve Account.

     In October 1998, FASB issued SFAS No. "134", "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise", which became effective January 1, 1999. This Statement requires mortgage-banking enterprises to classify as "trading securities" any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage-banking enterprises to classify as "available for sale" any retained mortgage-backed securities of loans previously held for sale, based on the enterprise's ability and intent to hold the securities. The Company adopted SFAS "134" on July 1, 1999 and, as a result, reclassified all retained residual mortgage-backed securities held as trading securities to available for sale. The fair value of the portfolio that was reclassified by the Company was $44.3 million.

Note 3 - Loan Originations and Sales
------------------------------------

     A summary of the Company's loan originations and sales for each quarter through September 30, 1999 follows:

                                                3rd Quarter Ended          2nd Quarter Ended       1st Quarter Ended
(Dollars in thousands)                         September 30, 1999            June 30, 1999           March 31, 1999
--------------------------------------       ----------------------      --------------------     -------------------
Beginning balance, gross                                   $388,680                  $420,300                $337,554
   Loans originated and purchased
     One to four family                                     250,826                   243,566                 188,932
     Other loans                                             16,176                    23,586                  21,983
                                             ----------------------      --------------------     -------------------
  Quarterly Production                                      267,002                   267,152                 210,915
                                             ----------------------      --------------------     -------------------
         Total Loans Receivable                             655,682                   687,452                 548,469
Less:
  Principal repayments                                       31,464                    39,465                  21,924
  Whole loan sales                                          256,687                   257,961                 105,089
  Loan Securitizations                                            0                         0                       0
  Transfers to REO                                            2,218                     1,346                   1,156
                                             ----------------------      --------------------     -------------------
Ending balance, gross                                       365,313                   388,680                 420,300

   Loans in process, loan fees                              (17,627)                  (14,292)                 (8,315)
   Allowance for loan losses                                 (3,320)                   (3,393)                 (2,586)
                                             ----------------------      --------------------     -------------------
Total Loans receivable, net                                 344,366                   370,995                 409,399
                                             ======================      ====================     ===================

Note 4 - Mortgage Servicing Rights
----------------------------------

  The activity for the Company's mortgage servicing rights was as follows.

(Dollars in thousands)                                   Nine Months Ended
Mortgage Servicing Rights                                September 30, 1999
                                                         -------------------
     Balance at December 31, 1998                                   $14,541
     Additions                                                        7,322
     Scheduled Amortization                                          (3,671)
     Adjustment in Valuation                                           (810)
                                                         -------------------
     Balance before valuation reserve at September
     30, 1999                                                        17,382
                                                         -------------------

Reserve for  Impairment of Mortgage Servicing Rights
     Balance at December 31, 1998                                    (1,422)
     Reductions (additions)                                            (424)
                                                         -------------------
     Balance at September 30, 1999                                   (1,846)
                                                         ===================
     Mortgage Servicing Rights, net                                 $15,536
                                                         ===================

Note 5 - Earnings Per Share
---------------------------

     In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. "128", "Earnings Per Share". The Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Basic earnings per share is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The Statement also requires presentation of earnings per share assuming full dilution. The diluted earnings per share calculation includes net shares that could be issued under outstanding stock options and employee stock purchase plans, and common shares that would result from the conversion of convertible preferred stock and convertible debentures. In the diluted calculation, net income is not reduced by dividends related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock. In addition, interest on convertible debentures (net of tax) is added to net income, since this interest would not be paid if the debentures were converted to common stock.


                                                          For the Three Months Ended September 30,
(dollars in thousands,           ---------------------------------------------------------------------------------------
except share data):                                    1999                                        1998
----------------------------     ----------------------------------------------   --------------------------------------
                                     Net                             Per Share         Net                     Per Share
                                   Earnings           Shares          Amount         Earnings       Shares       Amount
                                 -------------  ---------------  ---------------   -------------  -----------  ---------
Net Earnings                            $ 1037                                           $2,535
                                 =============                                     =============
Basic EPS Earnings available
  to common stockholders                $1,037        6,568,436           $0.16          $2,535     6,558,997      $0.39
                                                                 ==============                                =========
Effect of Dilutive Stock
  Options                               $    -           55,470                          $    -       214,457
                                 -------------  ---------------                    -------------  -----------
Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions                   $1,037        6,623,906           $0.16         $2,535      6,773,454      $0.37
                                 =============  ===============  ==============    =============  ===========  =========

                                                        For the Nine Months Ended September 30,
(dollars in thousands,           ---------------------------------------------------------------------------------------
except share data):                                   1999                                         1998
----------------------------     ----------------------------------------------    -------------------------------------
                                     Net                             Per Share          Net                    Per Share
                                   Earnings           Shares          Amount          Earnings      Shares       Amount
                                 -------------  ---------------  --------------    -------------  -----------  ---------
Net Earnings                            $3,481                                            $7,771
                                 =============                                     =============
Basic EPS Earnings available
  to common stockholders                $3,481        6,565,192           $0.53           $7,771    6,552,192      $1.19
                                                                 ==============                                     ====
Effect of Dilutive Stock
  Options                               $    -           44,666                           $    -      289,025
                                 -------------  ---------------                    -------------  -----------
Diluted EPS Earnings available
  to common stockholders plus
  assumed conversions                   $3,481        6,609,858           $0.53           $7,771    6,841,217       $1.14
                                 =============  ===============  ==============    =============  ===========  ==========

     Note 6 - Segment Information
     ----------------------------

     The Company's reportable operating segments within the financial services industry are banking, mortgage banking and loan servicing activities. Information about these segments for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                                  For the Three Months Ended
                           ------------------------------------------------------------------------------------------------------
                                            September 30, 1999                                     September 30, 1998
                           --------------------------------------------------   -------------------------------------------------
                                         Mortgage         Loan                                Mortgage       Loan
(Dollars in thousands)        Bank       Banking       Servicing    Total        Bank         Banking      Servicing     Total
----------------------     ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
Non-Interest Revenues      $      369   $    4,609    $    1,376   $    6,354   $       70   $    6,022   $    1,292   $    7,384

Interest Earned                 5,093        5,339             0       10,432        1,970        9,873            0       11,843
Interest Charges               (3,003)      (3,153)            0       (6,156)      (1,127)      (5,824)           0       (6,951)
                           ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Net interest Income
    (expense)                   2,090        2,186             0        4,276          843        4,049            0        4,892
                           ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Total revenue          $    2,459   $    6,795    $    1,376   $   10,630   $      913   $   10,071   $   1,292    $   12,276
                           ==========   ==========    ==========   ==========   ==========   ==========   ==========   ==========


Segment earnings (pre-tax) $     (136)  $    1,739    $      204   $    1,807   $        23  $    4,014   $     383    $    4,420
Segment assets             $  266,088   $  279,351    $   19,035   $  564,474   $    56,081  $  289,802   $  16,911    $  362,794

                                                                  For the Nine Months Ended
                           ------------------------------------------------------------------------------------------------------
                                            September 30, 1999                                     September 30, 1998
                           --------------------------------------------------   -------------------------------------------------
                                         Mortgage        Loan                                 Mortgage       Loan
                              Bank       Banking       Servicing     Total         Bank       Banking      Servicing     Total
                           ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
Non-Interest Revenues      $      576   $    8,189    $    4,355   $   13,120   $      189   $   17,519   $    3,500   $   21,208

Interest Earned                16,837       17,621             0       34,458        5,258       26,108            0       31,366
Interest Charges               (9,026)      (9,478)            0      (18,504)      (2,893)     (14,952)           0      (17,845)
                           ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Net Interest Income
    (expense)                   7,811        8,143             0       15,954        2,365       11,156            0       13,521
                           ----------   ----------    ----------   ----------   ----------   ----------   ----------   ----------
    Total revenue          $    8,387   $   16,332    $    4,355   $   29,074   $    2,554   $   28,675   $    3,500   $   34,729
                           ==========   ==========    ==========   ==========   ==========   ==========   ==========   ==========


Segment earnings (pre-tax) $    2,134   $    2,745    $    1,331   $    6,210   $      237   $   12,213   $    1,054   $   13,504
Segment assets             $  266,088   $  279,351    $   19,035   $  564,474   $   56,081   $  289,802   $   16,911   $  362,794

     Segments
     --------

     The change in reportable segments and the format of segment reporting was changed effective July 1, 1999. The change was implemented based on an overall strategy implemented during the third quarter 1999 by the Company's new management team. The new management team views the Company's principal operating segments to be traditional retail banking, mortgage banking and loan servicing.

Note 7 - Recent Accounting Pronouncements
-----------------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. "133", "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. On June 23, 1999, the FASB voted to approve a proposal to delay the effective date of SFAS No. "133" to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operation and cash flows.

    In October 1998, FASB issued SFAS No. "134", "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise", which became effective January 1, 1999. This Statement requires mortgage-banking enterprises to classify as "trading securities" any retained mortgage-backed securities that it commits to sell before or during the securitization process. It also requires mortgage-banking enterprises to classify as "available for sale" any retained mortgage-backed securities of loans previously held for sale, based on the enterprise's ability and intent to hold the securities. The Company adopted SFAS "134" on July 1, 1999. The adoption of SFAS "134" had no impact on the prior six months 1999 net earnings and earnings per share since all securities reclassified were classified as "trading securities" and required, under prior accounting pronouncements, mark-to-market adjustments affecting earnings and earnings per share.

Note 8 - Subsequent Events
--------------------------

     On October 15, 1999, the Company successfully completed an early clean up of the LIFE Financial Services Trust 1997-1A and 1997-1B securitization. The clean up reduced residual assets by $7.6 million. Additionally, $8.0 million in previously restricted cash was released to LIFE Financial Corporation from the 1997-1A and 1997-1B Reserve Accounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's banking, mortgage banking and loan servicing operations; (5) competition within the banking industry, mortgage banking industry and loan servicing industry; and (6) the ability of the Company to manage expenses.

GENERAL
-------

     The Company is a saving and loan holding company that owns 100% of the capital stock of LIFE Bank (the "Bank"), the Company's principal operating subsidiary. The Bank is a federally chartered stock savings bank whose primary business includes retail banking, mortgage banking and loan servicing.

     The Bank currently has five retail bank branches located in Huntington Beach, Redlands, Riverside, San Bernardino, and Seal Beach, California. Additionally, the Company conducts its national mortgage banking business from four regional loan centers located in Riverside, California; Jacksonville, Florida; Boston, Massachusetts; and Denver, Colorado. Finally, the Company operates the loan servicing business from its corporate headquarters in Riverside, California.

     The mortgage banking business originates and purchases conforming, jumbo and other non-conforming mortgage loans and other real estate secured loans through a network of approved correspondents and independent mortgage brokers. The Company's originations and purchases are primarily 1st lien conforming, jumbo and other non-conforming mortgages with approximately 80% of all originations within the "A", "Alt A" and "A minus" credit categories.

     The loan servicing division services approximately $1.7 billion in mortgage and consumer loans. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

     The Company's principal sources of income are gains recognized on the sale of mortgage and consumer loans, the net spread between interest earned on mortgage and consumer loans and the interest costs associated with deposits and other borrowings used to finance such loans pending their sale, and servicing fee income.

FINANCIAL CONDITION
--------------------

     Total assets of the Company increased from $428.1 million at December 31, 1998 to $564.5 million as of September 30, 1999. The net change resulted primarily from increased cash and cash equivalents, trading securities, loans, and mortgage servicing rights. The $89.5 million increase in cash and cash equivalents at September 30, 1999 represents higher levels of liquidity from loan sales that occurred late in the third quarter. The Company's trading securities portfolio was higher due to the purchase of the Company's "AAA" rated Life Financial Services Trust 1997-1A and 1997-1B securities which were redeemed on October 15, 1999 in exchange for the underlying loans owned by those Trusts. Loans held for sale and loans held for investment increased 3.0% to $344.4 at September 30, 1999. The increase is primarily the result of the overall growth of the Company's balance sheet. The Company's mortgage servicing asset increased 18.42% from $13.1 million at December 31,1998 to $15.5 million at September 30, 1999. The increase is the result of loan sales during the year of the Company's loan product on a servicing retained basis.

Loan Production, Sales and Securitizations
------------------------------------------

    Loan originations and purchases for the quarter ended September 30, 1999 were $267.0 million compared to $376.8 million in loans originated and purchased for the quarter ended September 30, 1998. Originations and purchases for the nine months ended September 30, 1999 were $745.1 million, compared to $946.8 million for the same period in 1998. This 21.3% year to date decrease in production is the result of the Company's exit from the high loan-to-value/125 2nd lien mortgage product and a reduced focus on all other 2nd lien mortgage products.

    Asset origination continued to be geographically diversified as the bank's national lending operations were enhanced by increased penetration of local markets by previously established regional offices in California, Florida, Massachusetts and Colorado.

    The company completed whole loan sales of $256.7 million during the third quarter of 1999 resulting in a net gain of $4.3 million. This compares to whole loan sales and securitizations of $476.5 million for the same period in 1998 resulting in a net gain of $6.0 million. Whole loan sales during the quarter were comprised primarily of the Company's 1st lien mortgage product. In addition, the Company completed $39.4 million in whole loan sales of its seasoned high loan-to-value/125 and other 2nd lien products as it transitions to more traditional 1st lien products.

Loan Loss Allowance and Credit Quality
--------------------------------------

     Total nonperforming assets were $12.1 million at the end of the third quarter, up from $8.6 million for the year earlier period. Substantially all of the increase was in real estate secured one-to-four family loans and Real Estate Owned. The nonperforming asset ratio was 2.14% at September 30, 1999, down from 2.38% for the same period in 1998.

     The charge-off ratio was .78% in the third quarter at $753 thousand, compared to .71% and $705 thousand for the year earlier period.

     The allowance for loan losses at September 30, 1999 was $3.3 million, up 89.6% over the year earlier allowance of $1.8 million. The allowance for loan losses as a percent of total non-performing loans was 36.62% at the end of the third quarter, up from 26.35% from one year ago. The allowance for loan losses as a percent of gross loans receivable was .91% at September 30, 1999, up from
 .77% for the same period 1998.

     The Company's determination of the level of the allowance and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience, industry trends and LIFE Bank's ongoing examination process. LIFE Bank recognized a $2.6 million provision for the nine-months ending September 30, 1999, compared to a $2.4 million provision for the same nine-month period in 1998. The larger increase in loan loss allowance from $2.8 million at December 31, 1998 to $3.3 million at September 30, 1999 was considered necessary given the growth in the

Company's loan portfolio and corresponding increase of non-performing assets. The Company's non-performing loans consist of one- to-four family residential mortgage loans and consumer loans. Given the composition of the Company's loan portfolio at September 30, 1999, the $3.3 million loan loss allowance was considered adequate to cover losses inherent in the Company's loan portfolio at September 30, 1999. However, no assurance can be given, that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan loss allowance. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

     The tables below summarize the changes to the Company's loan loss allowance and the composition of non-performing assets for the nine months ended September 30, 1999:


LOAN LOSS ALLOWANCE
-------------------

(Dollars in thousands)
----------------------
Balance as of December 31, 1998                          $ 2,777
Add:
     Provision for loan losses                             2,638
     Recoveries of previous charge-offs                      362
Less:
     Transfers to REO specific reserve                        16
     Charge-offs                                           2,441
                                                         -------
Balance as of September 30, 1999                         $ 3,320
                                                         =======

COMPOSITION OF NON-PERFORMING ASSETS
------------------------------------

                                                                         As of                    As of
                                                                     September 30,             December 31,
(Dollars in thousands)                                                   1999                      1998
----------------------                                               -------------             ------------
Non-accrual loans (consumer/unsecured)                                 $     40                   $  279
Non-accrual loans (real estate secured)                                   9,026                    7,265
Foreclosed real estate, net (1)                                           3,030                    1,898
                                                                        -------                   ------
     Total non-performing assets                                        $12,096                   $9,442
                                                                        =======                   ======
Loan loss allowance as a percent of gross loans receivable(2)             0.91%                    0.82%

Loan loss allowance as a percent of total non-performing loans(3)         36.62                    36.81

Non-performing loans as a percent of gross loans receivable(2)             2.48                     2.23

Non-performing assets as a percent of total assets(4)                      2.14                     2.21


(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-accrual loans and foreclosed real estate.

Mortgage and Other Securities
-----------------------------

     The Company's mortgage-backed residual securities decreased from $50.3 million at December 31, 1998 to $43.2 million as of September 30, 1999. The 14.1% decrease resulted from $1.6 million in monthly cash distributions and mark-to-market write-downs for the six months ending June 30, 1999, unrealized losses of $1.1 million recognized during the third quarter of 1999 related to the reclassification of residual mortgage-backed securities in accordance with SFAS "134", and the desecuritization of the $4.4 million residual mortgage-backed security related to the Life Financial Services Trust 1996-1 securitization. The Company successfully completed an early termination of the 1996-1 securitization trust that eliminated the $4.4 million residual mortgage-backed security and released $4.7 million of previously restricted cash to the Company from the 1996-1 securitization Reserve Account.

Liabilities and Stockholders' Equity
------------------------------------

    Most of the Company's asset growth during the nine months ending September 30, 1999 was funded by increased bank deposits and stockholders' equity. Total deposits grew 33% from $323.5 million at December 31, 1998 to $430.8 million at September 30, 1999. The increase in deposits is primarily the result of new retail deposit growth in the Bank's new branches in Huntington Beach and Seal Beach, California. In addition, the ratio of retail deposits to total deposits increased to 48% for the period ended September 30, 1999, compared to 33% at December 31, 1998.

     Accounts payable and other liabilities increased to $18.5 million as of September 30, 1999 compared to $11.1 million as of December 31, 1998. The increase reflects obligations to investors on loans serviced resulting from the timing differences from when borrowers make payments to the Company and when the Company remits payments to the investors.

     Stockholders' equity increased to $54.4 million as of September 30, 1999 from $52.0 million as of December 31, 1998. The net change to stockholders' equity is the result of earnings of $3.5 million for the nine-months ended September 30, 1999 partially offset by $1.1 million in unrealized losses on the Company's residual mortgage-backed securities.

RESULTS OF OPERATIONS
---------------------

Quarter ended September 30, 1999 compared to the quarter ended September 30,
1998

Highlights for the quarters ended September 30, 1999 and 1998

     The Company reported net income of $1.0 million or $0.16 per diluted share for the third quarter of 1999, compared with net income of $2.5 million, or $0.37 per diluted share for the quarter ended September 30, 1998. The $1.5 million decrease is primarily the result of a one-time severance charge related to the separation of a former employee coupled with lower net interest income and non-interest income. Net income for the third quarter 1999 before the one-time severance charge would have been $1.7 million, or $0.26 per diluted share.

Interest Income
---------------

     Total interest income for the three months ended September 30, 1999 was $10.4 million, compared to $11.8 million for the three months ended September 30, 1998. The decrease of $1.4 million is the result of a lower realized yield on the Company's residual mortgage-backed securities partially offset by slightly higher average balances of interest-earning assets. The yield on interest-earning assets decreased from 9.79% for the quarter ended September 30, 1998 to 8.56% for the quarter ended September 30, 1999. The largest single contributor to the reduced yield was the underperformance of Company's residual mortgage-backed securities.

Interest Expense
----------------

     Interest expense for the quarter was down approximately $800 thousand, from $7.0 million at September 30, 1998 to $6.2 million at September 30, 1999. The reduction in interest expense reflects an increase in the Company's deposit base and a lower reliance on other borrowed funds. The increase in retail deposits coupled with increased usage of the FHLB line of credit resulted in a decrease in the average cost of interest-bearing liabilities to 5.28% for the three months ended September 30, 1999 compared to 6.11% for the three months ended September 30, 1998.

Net Interest Income
--------------------

    Net interest income was $4.3 million in the third quarter, compared with $4.9 million in the 1998 third quarter. The reduction is reflective of a lower yield on other interest earning assets and a lower ratio of interest-earning assets to interest-bearing liabilities partially offset by a lower cost of funds from increased retail deposits. The net interest margin was 3.51%, down from 4.04% in the year ago quarter. The ratio of interest-earning assets to interest-bearing liabilities was 105.54% for the three months ended September 30, 1999 compared to 107.26% for the three months ended September 30, 1998.

Provision for Loan Losses
-------------------------

     The provision for loan losses decreased from $736 thousand in the third quarter of 1998 to $430 thousand in the third quarter of 1999. The lower provision was primarily the result of excess reserves established from recoveries and related to changes in the composition of non-performing assets during 1999. As of September 30, 1999, the $3.3 million loan loss allowance was considered adequate to cover losses inherent in the loan portfolio.

Noninterest Income
------------------

    Noninterest income was $6.4 million down 14% from 1998's third quarter. Lower noninterest income resulted from lower net gains from mortgage whole loan sales partially offset by increased servicing and other fee income. Net gains for the third quarter 1999 were $4.3 million on whole loan sales of $256.7 million, compared to $6.0 million on whole loan sales and securitizations of $476.5 million for the same period in 1998.

Noninterest Expense
-------------------

    Noninterest expense for the third quarter 1999 was $8.4 million versus $7.1 million for the same quarter 1998. The increase was primarily the result of a contractual one-time severance payment related to the separation of a former employee of the Company. Noninterest expense, excluding the one-time severance charge, was flat to the previous year's third quarter at $7.2 million.


Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Highlights for the nine months ended September 30, 1999 and 1998

     The Company reported net income of $3.5 million or $0.52 per diluted share for the nine months ended September 30, 1999, compared with net income of $7.8 million, or $1.14 per diluted share for the same period in 1998. The $4.3 million decrease reflects much lower noninterest income and the one-time severance charge related to the separation of the former employee partially offset by increased net interest income. Lower noninterest income for the nine months ended September 30, 1999 resulted from management's decision to eliminate securitization, and related gain-on-sale accounting treatment, as an exit strategy for the Company's loan originations.

Interest Income
---------------

     Total interest income for the nine months ended September 30, 1999 was $34.5 million, compared to $31.4 million for the nine months ended September 30, 1998. The increase of $3.1 million reflects a 14.6% increase in average interest-earning assets partially offset by a lower yield resulting from reduced yields on the Company's residual mortgage-backed securities. The yield on interest-earning assets decreased from 9.82% for the nine months ended September 30, 1998 to 9.41% for the nine months ended September 30, 1999. The reduced yield resulted from a lower effective yield on the Company's residual mortgage-backed securities, investment securities and other short-term investments.

Interest Expense
----------------

     For the nine months ended September 30, 1999, interest expense was $18.5 million compared to $17.8 million for the nine months ended September 30, 1998. The $700 thousand increase reflects $70.6 million higher average interest-bearing liabilities to support the growth in the Company's assets. The 3.7% increase in interest expense resulted from an 18.1% increase in interest-bearing liabilities offset by lower funding costs on the Company's retail deposit base. The increase in retail deposits coupled with increased usage of the FHLB line of credit resulted in a decrease in the average cost of interest-bearing liabilities to 5.37% for the nine months ended September 30, 1999 compared to 6.11% for the three months ended September 30, 1998.

Net Interest Income
--------------------

    Net interest income was $16.0 million for the nine months ended September 30, 1999, compared with $13.5 million for the same nine-month period in 1998. The $2.5 million increase in net interest income is reflective of higher average earning assets and a slightly higher net interest margin for the nine months ended September 30, 1999, compared to the same nine-month period in 1998. Net interest margin was 4.36% for the nine months ended September 30, 1999, up from 4.23% during the same period in 1998. The ratio of interest-earning assets to interest-bearing liabilities was 105.87% for the nine months ended September 30, 1999 compared to 109.06% for the nine months ended September 30, 1998.

Provision for Loan Losses
-------------------------

     The provision for loan losses increased from $2.4 million for the nine months ending September 30, 1998 to $2.6 million for the nine months ending September 30, 1999. The 11.5% increase to the Company's provision was primarily the result of increases in average loans partially offset by excess reserves established from recoveries and related to changes in the composition of non-performing assets during 1999. As of September 30, 1999, the $3.3 million loan loss allowance was considered adequate to cover losses inherent in the loan portfolio. The increase in provisions was based on an estimate of charge offs for the nine months ended September 30, 1999 combined with an evaluation of the composition of the Company's loan portfolio. (See "Financial Condition")

Noninterest Income
------------------

    Noninterest income was $13.1 million down 38% from 1998's nine-month period. Lower noninterest income primarily reflects 47.7% lower net gains from mortgage loan sales resulting from the Company's exit from the high loan-to-value/125 2nd lien mortgage product and a reduced focus on all other sub-prime and 2nd lien mortgage products. Net gains from mortgage sales were $8.7 million on whole loan sales of $619.7 million and $16.5 million on whole loan sales and securitizations of $961.7 million for the nine months ending September 30, 1999 and 1998, respectively.

Noninterest Expense
-------------------

    Noninterest expense for the nine months ended September 30, 1999 was $20.2 million versus $18.9 million for the same nine-month period in 1998. The increase was primarily the result of the contractual one-time severance payment related to the separation of a former employee of the Company. Noninterest expense, excluding the one-time severance charge, was flat to the previous year's nine-month period at $19.0 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, principal and interest payments on loans, cash proceeds from the sale of loans and securitizations, FHLB advances, mortgage loan warehouse lines of credit, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 4.10% and 11.13% for the quarters ended September 30, 1999 and September 30, 1998, respectively. The Bank had $63.3 million in deposits maturing within one month as of September 30, 1999. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to sufficiently maintain liquidity.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $95.2 million for the nine months ended September 30, 1999, compared to cash flows provided by operating activities of $19.6 million for the nine months ended September 30, 1998. Primarily uses of cash were loan originations and purchases in the amount of $722.3 million partially offset by $619.7 million in loan sales to the Company's investors. Net cash provided from investing activities was $58.1 million and $52.0 million for the nine months ended September 30, 1999 and 1998, respectively. Principal collections on loans and securities and proceeds on REO were the primary components of cash provided from investing activities. Net cash provided from financing activities primarily consisted of increased retail deposits and FHLB borrowings. The net increase in deposits and borrowings was $166.6 million and $33.9 million for the nine months ended September 30, 1999 and 1998, respectively. Net deposits increased by $107.4 million and $42.9 million for the nine months ended September 30, 1999 and 1998, respectively.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At September 30, 1999, cash and short-term investments totaled $97.7 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances and a warehouse line of credit available in the amount of $250 million of which zero had been drawn upon at September 30, 1999. Other sources of liquidity include investment securities maturing within one year. The Company also has a revolving line of credit in the amount of $10 million with $6.0 million outstanding at September 30, 1999.

     The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized". As of September 30, 1999, the Bank was considered "well capitalized".

     The following table reflects the required ratios and the actual capital ratios of the Bank as of September 30, 1999:

Dollars in Thousands
--------------------

                                    Actual               Required             Excess               Actual               Required
                                    Capital               Capital             Amount               Percent             Percent(a)
                                 -------------        ---------------      -------------        -------------         -------------
Core                                   $33,195                $21,009            $12,186                 6.32%                 4.00%

Total Risk-Based                       $36,515                $26,104            $10,411                11.19%                 8.00%

Tier 1 Risk-Based                      $33,195                $13,052            $20,143                10.17%                 4.00%

Tangible                               $33,195                $ 7,878            $25,317                 6.32%                 1.50%

----------
(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital. At September 30, 1999, the Bank was "well-capitalized" with ratios of 6.32%, 11.19%, 10.17% and 6.32%, respectively.

     The Bank has been required by the OTS since the Bank's examination completed August 9, 1996 to compute its regulatory capital ratios based upon the higher of (1) the average of total assets based on month-end results or (2) total assets as of quarter-end.

     As of September 30, 1999, the Bank had outstanding commitments to originate or purchase mortgage loans of $10.6 million compared to $11.0 million as of December 31, 1998 due to consistent originations within the mortgage banking operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of September 30, 1999 compared to the period ended December 31, 1998 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1998 included in the Company's Annual Report on Form 10K/A.

Year 2000 Compliance
--------------------

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

The Program
-----------

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

     The Y2k program consists of five stages: (i) awareness, (ii) assessment,
(iii) renovation, (iv) validation, and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope, and established program and management policies. This phase, although complete, continues to be reviewed. The assessment phase entailed an inventory of IT and non-IT systems, hardware, vendors, material customers, and facilities. Inventoried systems were also prioritized to identify critical systems. The renovation, validation, and implementation phases were completed as of September 30, 1999 and included internal systems as well as interfaces to third party systems.

     The Company is engaged in an ongoing review of its relationships with business partners, including vendors and suppliers, to asses whether these entities are effectively addressing year 2000 issues. This includes the evaluation of strategies to manage and mitigate the risk to the Company of their failures. Although the Company is establishing reasonable safeguards, there can be no assurance that all business partners will adequately address their Y2k issues. Therefore, failures of third parties to adequately address their Y2k issues could adversely affect the business and operations of the Company.

     The Company's systems use a combination of methodologies for date fields. Where possible, date fields were expanded to eight digits. For date fields that were retained in a nine-digit format, a windowing technique was used. For the Company's mission critical business financial systems, the windowing technique is described as follows. If the last two digits of the date are 00-49, the century is 2000. If the last two digits of the date are 50-99, the century is 1900.

Contingency Planning
--------------------

     An institution-wide contingency plan is in place, with Y2k issues incorporated, and testing complete. The contingency plan enables the Company to continue to operate, to the extent that it can do so safely, including performing certain processes manually and repairing or obtaining replacement systems.

Costs
-----

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

Risks
-----

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

         The Company is part of a regulated industry that has issued standards for Y2k readiness and is conducting audits to ensure compliance with those standards. To date, the Company has satisfied its regulators as to its compliance with Y2k standards. The Company believes its most likely worst case scenario is that customers could experience some manual processes or an inability to access their cash immediately. Although the Company does not believe that this scenario will occur, it is assessing the effect of such scenarios by using current financial data. In the event that this scenario does occur, the Company does not expect that it would have a material adverse effect on the Company's financial position, liquidity, and results of operations.

FORWARD-LOOKING STATEMENTS

         The preceding Y2k issue discussion contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the Y2k issue discussion, the words "believes," "expects" "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to future events with regard to its Y2k program, as well as its contingency plans; its estimated cost of achieving Y2k readiness; and the Company's belief that its internal systems and equipment will be Y2k compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to: the availability of qualified personnel and other information technology resources, the ability to identify and renovate all data sensitive lines of computer code or to replace embedded computer chips in affected systems and equipment, and the actions of government agencies and other third parties with respect to Y2k readiness.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Management of Interest Rate Risk
         --------------------------------

         The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position, including simulations of the effect on the Company's capital of various interest rate scenarios. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

         Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of September 30, 1999 or December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.  Changes in Securities and Use of Proceeds

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

         (a)  Changes in Executive Management
         ------------------------------------

               Daniel L. Perl's employment as President and Chief Executive Officer of the Company and Chairman of the Board, Chief Executive Officer and President of LIFE Bank was terminated on July 27, 1999. On August 3, 1999, Robert K. Riley was named to the positions of President and Chief Executive Officer of both the Company and LIFE Bank. On August 25, 1999, Daniel L. Perl resigned from the Board of Directors of both the Company and LIFE Bank.

               On October 13, 1999, the Company and LIFE Bank named a new senior management team for both the Company and the Bank.

         (b)  Change in Company's Accountants
         ------------------------------------

               On October 7, 1999, Deloitte and Touche LLP resigned as the Company's auditors. On October 21, 1999, Grant Thornton LLP was named as the Company's new auditors.

         (c)  New Bank Branch Approval
         -----------------------------

               On November 2, 1999, the Company received approval from the Office of Thrift Supervision to open its sixth retail bank branch. The new branch will be located in Huntington Beach, California.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                  11.0 Earnings per share (see footnote 5 to the financial statements included herein)
                  27.0  Financial data schedule (filed herewith).

         (b) Reports on Form 8-K

                  Current Report on Form 8-K dated October 7, 1999 and filed October 14, 1999, Item 4.
                  Current Report on Form 8-K dated October 22, 1999 and filed October 22, 1999, Item 4.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LIFE FINANCIAL CORPORATION

November 15, 1999              By:  /s/ ROBERT K. RILEY
-----------------                   -------------------------------
Date                                Robert K. Riley
                                    President and Chief Executive Officer
                                    (principal executive officer)

November 15, 1999                   /s/ W. TODD PETERSON
-----------------                   -------------------------------
Date                                W. Todd Peterson
                                    Chief Financial Officer & Treasurer
                                    (principal financial and accounting officer)