Form 10-K
period 1999-12-31
LIFE FINANCIAL CORP
filed 2000-04-03
CIK 1028918

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

    For the fiscal year ended December 31, 1999

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

                               ----------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $17,632,484 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 26, 2000.

   As of March 26, 2000, the Registrant had 6,668,436 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
                                    PART I

 ITEM 1.  BUSINESS......................................................     3

 ITEM 2.  PROPERTIES....................................................    29

 ITEM 3.  LEGAL PROCEEDINGS.............................................    29

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    29

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS......................................................    30

 ITEM 6.  SELECTED FINANCIAL DATA.......................................    30

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    31

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    43

 ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.........................................    76

                                   PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    76

 ITEM 11. EXECUTIVE COMPENSATION........................................    76

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    76

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    76

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.....................................................    77

 SIGNATURES..............................................................   78

ITEM 1. BUSINESS

General

 LIFE Financial Corporation

   LIFE Financial Corporation ("LIFE Financial" or "Company"), a Delaware corporation organized in 1997, is a saving and loan holding company that owns 100% of the capital stock of LIFE Bank (the "Bank"), the Company's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. The Company's primary businesses includes retail banking, mortgage banking and loan servicing.

 LIFE Bank

   LIFE Bank is a federally chartered stock savings bank incorporated and licensed under the laws of the United States. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("FRB") concerning reserves required to be maintained against deposits and certain other matters.

   The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. At December 31, 1999, the Bank had five and currently has six retail bank branches located in Orange, San Bernardino and Riverside Counties, California. Additionally, the Bank conducts its national mortgage banking and loan servicing business from its corporate headquarters in Riverside, California.

   The mortgage banking business originates, purchases and sells conforming, jumbo, non-conforming and other non-prime credit quality mortgage loans through a network of approved correspondents and independent mortgage brokers. The Company's originations and purchases are primarily 1st lien conforming, jumbo and other non-conforming mortgages with approximately 75% of all originations within the "A", "Alt A" and "A minus" credit categories. Additionally, the Bank originates residential construction and consumer related loans.

   At December 31, 1999, the loan servicing division serviced in excess of $1.8 billion in mortgage and consumer loans. The loan-servicing portfolio is comprised of loans owned by the Bank of $458.6 million and loans serviced for others of $1.4 billion.

   The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio, gains recognized on whole loan sales, and servicing fee income.

   At December 31, 1999, the Company had consolidated total assets of $547.6 million, total deposits of $468.9 million and total stockholders' equity of $34.5 million. Additionally, the Bank met and exceeded all three regulatory capital requirements, with ratios of core capital to total assets of 6.28%, core capital to risk-weighted assets of 9.54%, and total capital to risk-weighted assets of 10.34%. Based on the foregoing, the Bank qualified as a "well capitalized" institution under the prompt corrective action rules of the OTS.

Background

   Prior to 1999, the Company's principal business was wholesale mortgage banking. The Bank was primarily engaged in the origination of subprime residential mortage loans and 2nd trust mortgage loans. As a result of the issuance of Thrift Bulletin 72 in late 1998, the Company eliminated the High LTV product and focused on 1st trust mortgage loans to borrowers with non-prime credit histories. The loans were sold directly to the secondary market in whole loan sales or through securitization whereby the Company would retain the excess cash flows ("Residual Mortgage-Backed Securities" or "Residuals") from each securitization transaction. The market value of the Residuals are highly dependent on certain assumptions related to loan prepayment speeds and the predictability of credit losses.

   In mid-1999, the Board of Directors hired a new President and Chief Executive Officer, Mr. Robert K. Riley. Mr. Riley has and will continue to build a full complement of professionals experienced in retail banking, mortgage banking, loan servicing, financial management, and the core operations of a financial services company. The Company's new management is undertaking a comprehensive restructuring of all of the Company's operations including retail banking, loan servicing, and mortgage banking with specific focus on reducing the risk profile of the Company's core lending businesses and establishing core earnings for the Company augmented by non-recurring gain-on-sale income from its mortgage banking operations.

   As part of an overall strategy to reduce the risk profile and earnings volatility at the Company, the Company completed transactions to eliminate all of its Residual Mortgage-Backed Securities and extinguish all short term debt used to finance the Residuals. At December 31, 1998 the Company had five Residuals valued at $50.3 million and $26.3 million in revolving and other short-term debt. By completing the desecuritization of the Company's 1996-1 and 1997-1A & 1B transactions and the sale of the Company's 1997-2, 1997-3 and 1998-1A and 1B Residuals the Company was able to retire all of the Company's short-term debt obligations during 1999.

Recent Developments

   During the first quarter of 2000, the Company has consolidated its mortgage-banking operations into its headquarters located in Riverside, California. The consolidation included the Company's regional production offices located in Colorado, Massachusetts and Florida. The Company retained its national team of account executives and continues to originate mortgage loans nationwide. This consolidation has resulted in improved service levels, cost reductions and increased consistency in credit quality. With the centralization of mortgage-banking operations and the sale of Residuals with related mortgage servicing rights, the Company was able to reduce costs by lowering its staffing levels at its Corporate Headquarters located in Riverside, California.

Competition

   The Company's operating results and its growth prospects are most directly and materially influenced by (1) the health and vibrancy of the United States real estate markets, and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such rates,
(3) the prominence of competitive forces which provide customers, or potential customers, of the company with alternative sources of mortgage funds or investments which compete with the Company's products and services, and (4) regulations promulgated by the regulatory authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, strongly influence the Company's long-term results and growth prospects.

   As a purchaser and originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Furthermore, certain large national finance companies and conforming mortgage originators are adapting their conforming origination programs and allocation of resources to the origination of alternative and non-conforming mortgage loans. In addition, certain of these larger mortgage companies and commercial banks have begun to offer products similar to those offered by the

Company targeting customers similar to those of the Company. The entrance of these competitors into the Company's market could have a material adverse effect on the Company's results of operations and financial condition.

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

   The Company depends largely on third-party originators ("Originators") for its purchases and originations of new loans. The Company's competitors also seek to establish relationships with the Company's Originators. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

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

Lending Activities

   General. The Company originates, purchases, sells, and services primarily 1st lien conforming, jumbo, non-conforming, and other non-prime mortgages. The Company purchases and originates mortgage loans and other real estate secured loans primarily through a network of Mortgage Banking Correspondents and Mortgage Brokers on a nationwide basis. The Company's primary means of marketing its products is direct contact between its national team of account executives and its Correspondents and Mortgage Brokers. Each of the Company's account executives is responsible for maintaining and expanding existing Bank relationships within the account executive's assigned territory. Loans originated or purchased are generally originated for whole loan sale in the secondary mortgage market.

   The underwriting and quality control functions are managed through the Company's corporate offices in Riverside, California. The Company believes that its underwriting process begins with its staff of experienced management and underwriters, clear underwriting policies, loan review procedures and the monitoring by its independent quality control group. As an integral part of its lending operation, the Company ensures that its underwriters assess each loan application and subject property against the Company's underwriting guidelines.

   Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies of the Company and delegates authority and responsibility for loan approvals to management. Management has adopted policies which vest approvals with individual underwriters for limited loan size amounts. Exceptions to Bank policy, larger loan requests and more complex transactions, are required to be reviewed and approved or declined by senior level underwriters, supervisors and/or managers.

   The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to Office of Thrift Supervision ("OTS") regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1999, the Bank's loans-to-one borrower limit equaled $5.3 million. See "--Regulation--Federal Savings Institution Regulation--Loans-to-One Borrower."

   One- to Four-Family Mortgage Lending. The Bank offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in its primary market area and throughout the United States, with maturities up to thirty years. At December 31, 1999, the Bank's total (gross) loans outstanding were $458.6 million, of which $381.9 million or 83.3% were one- to four-family residential loans. Of the one- to four- family residential mortgage loans outstanding at that date, 51.9% were fixed rate loans, and 48.1% were adjustable rate mortgage loans. The Bank's policy is to originate one- to four-family residential mortgage loans in amounts in excess of 80% of the lower of the appraised value or the selling price of the property securing the loan with mortgage insurance.

   Multi-family Lending. The Company originates and purchases multi-family real estate loans in its primary market area. The Company has streamlined and standardized its processing of multi-family real estate loans with a view to sale in the secondary market. In reaching a decision on whether to make a multi-family loan, the Bank considers the qualifications of the borrower as well as the underlying property. Some of the factors to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net earnings to debt service); and the ratio of the loan amount to appraised value.

   When evaluating the qualifications of the borrower for a multi-family loan, the Bank considers the financial resources and income level of the borrower and the borrower's experience in owning and managing similar property. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

   Construction Lending. The Company originates construction loans for owner occupied single-family homes, single-family homes on a speculative basis and single family tract, generally in-fill projects of 10 homes or fewer. Those projects built on a speculative basis are to merchant builders who have demonstrated by past performance the ability to construct and effectively market the completed product within budget and where management is comfortable with the underlying economic conditions. The Company's loan to value maximum policy on a speculative residential project or a commercial project is not to exceed 75% of completed value. All construction loans at the time are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires that the Borrower maintain a minimum 10% cash equity position in the project. Presently, the Company lends construction funds only in California with a concentration in Southern California.

   Construction financing is generally considered to involve a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely on the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including financing) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. The Bank mitigates this risk by performing a thorough analysis of the cost estimates and actively monitoring the project during each phase of construction.

   Consumer and Other Lending. The Company's consumer and other loans generally consist of overdraft lines of credit, small commercial business loans and unsecured personal loans. At December 31, 1999, the Company's consumer and other loan portfolio was $2.7 million.

   Loan Servicing. The Bank also services mortgage loans for other investors. All of the loans currently being serviced for others are loans that were originated and sold by the Bank. The Company's loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties. The Company receives a servicing fee for performing these services for others. At December 31, 1999, the Bank was servicing $1.4 billion of loans for other investors.

   Loan Portfolio Composition. At December 31, 1999, the Company's gross loans outstanding totaled $458.6 million, of which $327.0 million, or 71.3%, were held for sale and $131.6 million, or 28.7%, were held for investment. The types of loans that the Company may originate are subject to federal law, state law, and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

 The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                             At December 31,
                         --------------------------------------------------------------------------------------------
                               1999               1998               1997               1996              1995
                         ------------------ ------------------ ------------------ ----------------- -----------------
                                   Percent            Percent            Percent           Percent           Percent
                          Amount   of Total  Amount   of Total  Amount   of Total Amount   of Total Amount   of Total
                         --------  -------- --------  -------- --------  -------- -------  -------- -------  --------
                                                         (Dollars in thousands)
Real estate(1):
Residential:
  One-to-four family.... $381,932    83.29% $294,033    87.11% $278,205    89.02% $54,275    78.67% $54,007    84.04%
  Multi-family..........    9,851     2.15    17,380     5.15    10,653     3.41    4,752     6.89    2,412     3.75
  Commercial............   11,860     2.59    14,225     4.21    16,763     5.36    9,659    14.00    7,522    11.71
  Construction..........   52,175    11.38     8,571     2.54       --      0.00      --      0.00      --      0.00
Other loans:
  Loans secured by
  deposit accounts......      205     0.04       270     0.08       165     0.05      177     0.25      186     0.29
  Unsecured commercial
  loans.................       43     0.01       124     0.04        63     0.02       67     0.10       70     0.11
  Unsecured consumer
  loans.................    2,490     0.54     2,951     0.87     6,675     2.14       65     0.09       63     0.10
                         --------   ------  --------   ------  --------   ------  -------   ------  -------   ------
    Total gross loans...  458,556   100.00%  337,554   100.00%  312,524   100.00%  68,995   100.00%  64,260   100.00%
                                    ======             ======             ======            ======            ======
  Less (plus):
  Undisbursed loan
  funds.................   25,885              6,399                --                --                --
  Deferred loan
  origination (costs)
  Fees and (premiums)
  and discounts.........   (4,406)            (5,946)            (8,393)             (543)             (298)
  Allowance for
  estimated loan
  losses................    2,749              2,777              2,573             1,625             1,177
                         --------           --------           --------           -------           -------
    Loans Receivable,
    net................. $434,328           $334,324           $318,344           $67,913           $63,381
                         ========           ========           ========           =======           =======

----
(1) Includes second trust deeds.

   Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans at December 31, 1999. There were $327.0 million of loans held for sale, gross, at December 31, 1999. The table does not reflect prepayment assumptions.

                                              At December 31, 1999
                          ---------------------------------------------------------------
                          One-to-Four Multi-                           Other  Total Loans
                            Family    Family   Commercial Construction Loans  Receivable
                          ----------- -------  ---------- ------------ -----  -----------
                                               (Dollars in thousands)
Amounts due:
 One year or less.......   $    270   $    21   $   836     $51,038    $ 326   $ 52,491
 After one year:
  More than one year to
   three years..........        280       118     2,867       1,137    2,257      6,659
  More than three years
   to five years........        152     1,062       737         --        84      2,035
  More than five years
   to 10 years..........      1,183        27     4,634         --        45      5,889
  More than 10 years to
   20 years.............    123,352     5,855     1,849         --       --     131,056
  More than 20 years....    256,695     2,770       936         --        25    260,426
                           --------   -------   -------     -------    -----   --------
   Total amount due.....    381,932     9,853    11,859      52,175    2,737    458,556
Less (plus):
 Undisbursed loan
  funds.................        --        --        --       25,885      --      25,885
 Unamortized discounts
  (premiums)............     (5,858)      (49)      (25)        --       149     (5,783)
 Deferred loan
  origination fees
  (costs)...............     (2,477)       30        73         311      (35)    (2,098)
 Lower of Cost or
  Market................      2,985        63        76         334       17      3,475
 Allowance for estimated
  loan losses...........      2,300        58        70         306       15      2,749
                           --------   -------   -------     -------    -----   --------
   Total loans, net.....    384,982     9,751    11,665      25,339    2,591    434,328
                           --------   -------   -------     -------    -----   --------
 Loans held for sale,
  net...................    316,052     6,126     6,228         --     2,321    330,727
                           --------   -------   -------     -------    -----   --------
 Loans held for
  investment, net.......   $ 68,930   $ 3,625   $ 5,437     $25,339    $ 270   $103,601
                           ========   =======   =======     =======    =====   ========

   The following table sets forth at December 31, 1999, the dollar amount of gross loans receivable contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates. The Company's adjustable-rate mortgage loans require that any payment adjustment resulting from a change in the interest rate be made to both the interest and payment in order to result in full amortization of the loan by the end of the loan term, and thus, do not permit negative amortization.

                                                   Due After December 31, 2000
                                                   ----------------------------
                                                    Fixed   Adjustable  Total
                                                   -------- ---------- --------
                                                      (Dollars in thousands)
   Real estate loans:
    Residential
     One-to-four family........................... $198,273  $183,389  $381,662
     Multi-family.................................    2,481     7,350     9,831
    Commercial....................................    4,884     6,140    11,024
    Construction..................................      --      1,137     1,137
    Other loans...................................    2,388        23     2,411
                                                   --------  --------  --------
       Total gross loans receivable............... $208,026  $198,039  $406,065
                                                   ========  ========  ========

   The following table sets forth the Company's loan originations, purchases, sales, and principal repayments for the periods indicated:

                                                       For the Year Ended
                                                          December 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
                                                     (Dollars in thousands)
Gross loans(1)
Beginning balance............................... $  337,554 $  312,524 $ 68,995
 Loans originated:
  One to four family(2).........................    387,999    440,685  341,294
  Multi-family..................................     13,591     34,596   18,019
  Commercial and land...........................     10,164     22,274   13,631
  Construction loans............................     54,045      8,571        0
  Other loans...................................      1,743        309      837
                                                 ---------- ---------- --------
    Total loans originated......................    467,542    506,435  373,781
 Loans purchased................................    573,626    674,117  399,326
                                                 ---------- ---------- --------
 Sub total--Production..........................  1,041,168  1,180,552  773,107
                                                 ---------- ---------- --------
    Total.......................................  1,378,722  1,493,076  842,102
Less:
 Principal repayments...........................    114,944     79,085   17,289
 Sales of loans.................................    799,353    610,468   94,705
 Securitization of loans........................          0    462,067  415,350
 Transfer to REO................................      5,869      3,902    2,234
                                                 ---------- ---------- --------
    Total Gross loans...........................    458,556    337,554  312,524
Ending balance loans held for sale..............    326,965    238,664  280,859
                                                 ---------- ---------- --------
Ending balance loans held for investment........ $  131,591 $   98,890 $ 31,665
                                                 ========== ========== ========

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

   The Bank's Internal Asset Review Committee reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The following table sets forth information concerning substandard loans, REO and total classified assets at December 31, 1999.

                                          At December 31, 1999
                         ------------------------------------------------------
                                                                    Total
                                                                Substandard,
                                                                Doubtful and
                               Loans              REO            Loss Assets
                         ----------------- ------------------ -----------------
                          Gross  Number of  Gross  Number of   Gross  Number of
                         Balance   Loans   Balance Properties Balance  Assets
                         ------- --------- ------- ---------- ------- ---------
                                         (Dollars in thousands)
Residential:
  One-to-four family.... $3,793      62    $2,330      29     $6,123      91
  Multi-family..........    198       1       --      --         198       1
Commercial..............    --      --        --      --         --      --
Other loans.............     27       7       --      --          27       7
                         ------     ---    ------     ---     ------     ---
    Total loans......... $4,018      70    $2,330      29     $6,348      99
                         ======     ===    ======     ===     ======     ===

   At December 31, 1999 the Bank had $1.3 million of assets classified as Special Mention, $6.3 million of assets classified as Substandard, there were no assets classified as Doubtful or Loss. As of December 31, 1999, assets classified as Special Mention secured by one- to four-family residential properties include 59 loans totaling $1.2 million. At December 31, 1999, the largest loan classified as Special Mention had a loan balance of $139,000 and is secured by a one- to four-family residential property.

   Non-Accrual and Past-Due Loans. The following table sets forth information regarding non-accrual loans, troubled-debt restructurings and REO in the Company's loan portfolio. There was one troubled-debt restructured loan within the meaning of SFAS 15, and 29 REO properties at December 31, 1999. The Company's current policy is to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $384,000, $789,000, $424,000, $179,000, and
$67,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $0, $0, $0, $12,000, and $11,000.

                                                 At December 31,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
                                              (Dollars in thousands)
Non-accrual loans:
 One-to-four family...................  $2,462  $7,134  $3,245  $2,361  $1,305
  Multi-family........................     198       0       0      45       0
  Commercial and land.................       0     131     131       0      82
  Other loans.........................      27     279   1,750      10      10
                                        ------  ------  ------  ------  ------
    Total nonaccrual loans............   2,687   7,544   5,126   2,416   1,397
 Foreclosure in process(3)............   1,331       0       0       0       0
                                        ------  ------  ------  ------  ------
    Total nonperforming loans.........   4,018   7,544   5,126   2,416   1,397
 REO, net(1)..........................   2,214   1,898   1,440     561     827
                                        ------  ------  ------  ------  ------
    Total nonperforming assets........  $6,232  $9,442  $6,566  $2,977  $2,224
                                        ======  ======  ======  ======  ======
Restructured loans....................  $    0  $  131  $  131  $  131  $  131
Allowance for estimated loan losses as
 a percent of gross loans
 receivable(2)........................    0.60%   0.82%   0.82%   2.36%   1.83%
Allowance for estimated loan losses as
 a percent of total nonperforming
 loans(3).............................   68.43%  36.81%  50.20%  67.26%  84.25%
Nonperforming loans as a percent of
 gross loans receivable(2)(3).........    0.88%   2.23%   1.64%   3.50%   2.17%
Nonperforming assets as a percent of
 total assets(3)......................    1.14%   2.21%   1.65%   2.93%   3.00%

--------
(1) REO balances are shown net of related loss allowances.

(2) Gross loans includes loans receivable held for investment and loans receivable held for sale.

(3) Non-performing assets consist of non-performing loans and REO. Prior to April 1, 1996, non-performing loans consisted of all loans 45 days or more past due and all other non-accrual loans. Following March 31, 1996, non-performing loans consisted of all loans 90 days or more past due and all other non-accrual loans. At December 31, 1999, nonperforming loans consisted of all loans 90 days or more past due, foreclosures in process less than 90 days past due, and all other non-accrual loans.

   The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                               At December 31, 1999              At December 31, 1998
                         --------------------------------- ---------------------------------
                            60-89 Days    90 Days or More     60-89 Days    90 Days or More
                         ---------------- ---------------- ---------------- ----------------
                         Number Principal Number Principal Number Principal Number Principal
                           of    Balance    of    Balance    of    Balance    of    Balance
                         Loans  of Loans  Loans  of Loans  Loans  of Loans  Loans  of Loans
                         ------ --------- ------ --------- ------ --------- ------ ---------
                                               (Dollars in thousands)
One to four family......   33    $1,179     62    $3,793      6     $326      68    $7,134
Multi-family............    0       --       1       198      0      --        0       --
Commercial..............    0       --       0       --       0      --        1       131
Other loans.............   26        84      7        27     36      160      61       279
                          ---    ------    ---    ------    ---     ----     ---    ------
Total...................   59    $1,263     70    $4,018     42     $486     130    $7,544
                          ===    ======    ===    ======    ===     ====     ===    ======
Delinquent loans to
 total gross loans......           0.28%            0.88%           0.14%             2.23%
                                 ======           ======            ====            ======

                                                    At December 31, 1997
                                              ---------------------------------
                                                 60-89 Days    90 Days or More
                                              ---------------- ----------------
                                              Number Principal Number Principal
                                                of    Balance    of    Balance
                                              Loans  of Loans  Loans  of Loans
                                              ------ --------- ------ ---------
                                                   (Dollars in thousands)
One to four family...........................   27    $2,328     33    $3,245
Multi-family.................................    0       --       0       --
Commercial...................................    0       --       1       131
Other loans..................................  115       583    321     1,750
                                               ---    ------    ---    ------
Total........................................  142    $2,911    355    $5,126
                                               ===    ======    ===    ======
Delinquent loans to total gross loans........           0.93%            1.64%
                                                      ======           ======

   Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

   The formula allowance is calculated by applying loss factors to outstanding loans held for investment. The factors are based upon the composite industry standards and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolios as of the evaluation date.

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

   As of December 31, 1999, the Company's allowance for loan losses was $2.7 million or 0.60% of total gross loans, and 68.43% of non-performing loans compared to an allowance for loan losses of $2.8 million at December 31, 1998 or 0.82% of gross loans and 36.81% of non-performing loans. The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table.

                                                       At or for the Year
                                                       Ended December 31,
                                                   ----------------------------
In thousands                                         1999      1998      1997
------------                                       --------  --------  --------
Balance at beginning of period.................... $  2,777  $  2,573  $  1,625
Provision for loan losses.........................    5,382     4,166     1,850
Charge-offs:
  Real estate:
    One to four family............................    3,163     1,023       901
    Multi-family..................................      --        --        --
    Commercial....................................      --        --        --
  Other loans.....................................    2,677     3,048         8
                                                   --------  --------  --------
  Total charge-offs...............................    5,840     4,071       909
Recoveries........................................      430       109         7
                                                   --------  --------  --------
Balance at end of period.......................... $  2,749  $  2,777  $  2,573
                                                   ========  ========  ========
Average net loans outstanding..................... $411,189  $329,699  $191,140
                                                   ========  ========  ========
Net charge-offs to average net loans..............     1.31%     1.20%     0.47%

   The following table sets forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated.

                                      1999                          1998                          1997
                          ----------------------------- ----------------------------- -----------------------------
                                 Percent of Percent of         Percent of Percent of         Percent of Percent of
                                 Allowance  Gross Loans        Allowance  Gross Loans        Allowance  Gross Loans
                                  to Total   to Total           to Total   to Total           to Total   to Total
                          Amount Allowance  Gross Loans Amount Allowance  Gross Loans Amount Allowance  Gross Loans
                          ------ ---------- ----------- ------ ---------- ----------- ------ ---------- -----------
      In thousands
      ------------        ------
One to four family......  $2,582    93.93%     83.29%   $1,984    71.45%     64.54%   $1,206    46.87%     89.02%
Multi-family............      64     2.33       2.15        68     2.46       5.16        66     2.57       3.41
Commercial..............       6     0.22       2.59       250     9.00       4.22       150     5.83       5.36
Construction............      26     0.95      11.38        60     2.16       2.54        --     0.00       0.00
Other...................      71     2.57       0.59       415    14.93      23.44     1,151    44.73       2.21
                          ------   ------     ------    ------   ------     ------    ------   ------     ------
 Total allowance........  $2,749   100.00%    100.00%   $2,777   100.00%    100.00%   $2,573   100.00%    100.00%
                          ======   ======     ======    ======   ======     ======    ======   ======     ======

   Real Estate Owned. At December 31, 1999, the Company had $2.2 million of REO, net of allowances. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management and an allowance for REO losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated cost to sell. It is the policy of the Company to obtain an appraisal and /or a market evaluation on all REO at the time of possession and every six months thereafter.

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

   The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in marketable securities guaranteed by the U.S. government and agencies thereof and other financial institutions.

   At December 31, 1999 the Company had $5 thousand in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FHLMC and are being held-to-maturity. The Company may increase its investment in mortgage-backed securities in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

   The following table sets forth certain information regarding the carrying and fair values of the Company's securities at the dates indicated. There were no securities available-for-sale at the dates indicated.

                                               At December 31
                             --------------------------------------------------
                                   1999             1998             1997
                             ---------------- ---------------- ----------------
                             Carrying  Fair   Carrying  Fair   Carrying  Fair
                              Value    Value   Value    Value   Value    Value
                             -------- ------- -------- ------- -------- -------
                                           (Dollars in thousands)
Securities
  Residual mortgage-backed
   securities............... $     0  $     0 $50,296  $50,296 $45,352  $45,352
  Held to maturity:
  US Treasury and other
   agency securities........  29,955   29,945   2,000    2,012   5,003    5,021
  Mortgage backed
   securities...............       5        5       8        8       9        9
  Other securities (FHLB
   Stock)...................   2,873    2,873   2,463    2,463   1,067    1,067
                             -------  ------- -------  ------- -------  -------
    Total mortgage & other
     securities............. $32,833  $32,823 $54,767  $54,779 $51,431  $51,449
                             =======  ======= =======  ======= =======  =======

   At December 31, 1998, the Company had five residual mortgage-backed securities valued at $50.3 million. By completing the desecuritization of the Company's 1996-1 and 1997-1A and 1B transactions and the sale of the Company's 1997-2, 1997-3, and 1998-1A and 1B Residuals, the Company divested its holdings of residual mortgage-backed securities retained from securitizations during 1999.

   The Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for an amount valued at $19.3 million in cash and other consideration. The Company received from the purchaser of the residual mortgage-backed securities, a contractual right to receive 50% of any cash realized from the residual mortgage-backed securities (the "Participation Contract"). The right to receive cash flows under the Participation Contract begins after the purchaser recaptures their initial cash investment of $8.1 million and a 15% internal rate of return (the "Hurdle Amount") from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub- performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million. Any proceeds paid to the purchaser under the credit guaranty will be applied to the $8.1 million Hurdle Amount for cash distributions on the Participation Contract.

   The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 1999.

                                                           At December 31, 1999
                         -----------------------------------------------------------------------------------------
                                             More than One    More than Five
                                             Year to Five      Years to Ten        More than
                         One Year or Less        Years             Years           Ten Years           Total
                         ----------------- ----------------- ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted          Weighted          Weighted
                         Carrying Average  Carrying Average  Carrying Average  Carrying Average  Carrying Average
                          Value    Yield    Value    Yield    Value    Yield    Value    Yield    Value    Yield
                         -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                          (Dollars in thousands)
Held to maturity
 investment securities
 US Treasury and other
  agency securities..... $29,955    5.95%   $ --      0.00%   $ --      0.00%   $ --      0.00%  $29,955    5.95%
 Mortgage-backed
  securities............     --     0.00      --      0.00      --      0.00        5     3.16         5    3.16
 Other securities.......   2,723    5.30      --      0.00      --      0.00      150     0.00     2,873    5.02
                         -------            -----             -----             -----            -------
Total Investment
 Securities............. $32,678    5.90%   $ --      0.00%   $ --      0.00%   $ 155     0.11%  $32,833    5.87%
                         =======            =====             =====             =====            =======

Sources of Funds

   General. Deposits, lines of credit, loan repayments and prepayments, proceeds from loan sales and cash flows generated from operations and borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

   Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 1999, certificates of deposit constituted 92.5% of total average deposits. The term of the fixed-rate certificates of deposit offered by the Company vary from 30 days to eighteen years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 1999, the Company had $428.0 million of certificate accounts maturing in one year or less.

   The Company relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. From time to time the Company utilize brokered deposits. At December 31, 1999, the Company had no brokered deposits.

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

   The following table presents the deposit activity of the Company for the periods indicated:

                                                         For the Year Ended
                                                            December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                       (Dollars in thousands)
   Net deposits (withdrawals)....................... $123,302 $ 97,638 $118,078
   Interest credited on deposit accounts............   22,124   14,030    7,976
                                                     -------- -------- --------
     Total increase in deposit accounts............. $145,426 $111,668 $126,054
                                                     ======== ======== ========

   At December 31, 1999, the Company had $130.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                      Weighted
                       Maturity Period                      Amount  Average Rate
                       ---------------                      ------  ------------
                                                                (Dollars in
                                                                thousands)
   Three months or less................................... $ 35,962     5.55%
   Over three months through 12 months....................   93,343     6.07
   Over 12 months.........................................      808     6.27
                                                           --------
     Total................................................ $130,113     5.93%
                                                           ========

   The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                 For the Year               For the Year               For the Year
                              Ended December 31,         Ended December 31,         Ended December 31,
                          -------------------------- -------------------------- --------------------------
                                     1999                       1998                       1997
                          -------------------------- -------------------------- --------------------------
                                                       (Dollars in Thousands)
                                   Percent                    Percent                    Percent
                                   of Total Weighted          of Total Weighted          of Total Weighted
                          Average  Average  Average  Average  Average  Average  Average  Average  Average
                          Balance  Deposits   Rate   Balance  Deposits   Rate   Balance  Deposits   Rate
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
Passbook accounts.......  $  4,639    1.09%   2.10%  $  4,324    1.69%   2.36%  $  4,003    2.73%   2.10%
Money market accounts...     6,857    1.62    4.28      4,779    1.87    4.79      2,971    2.02    2.96
Checking accounts.......    20,337    4.80    1.51     17,966    7.01    1.72     11,756    8.00    2.37
                          --------  ------           --------  ------           --------  ------
 Sub-total..............    31,833    7.51    2.30     27,069   10.57    2.36     18,730   12.75    2.41
Certificate accounts:
 Three months or less...     8,706    2.05    5.12      9,148    3.57    5.52     15,887   10.81    5.54
 Four through 12
  months................   328,635   77.53    5.40    192,871   75.28    5.85     88,129   59.97    6.01
 13 through 36 months...    50,786   11.98    5.57     22,105    8.63    5.84     18,467   12.57    5.71
 37 months or greater...     3,945    0.93    6.55      4,997    1.95    6.55      5,730    3.90    6.28
                          --------  ------           --------  ------           --------  ------
 Total certificate
  accounts..............   392,072   92.49    5.43    229,121   89.43    5.85    128,213   87.25    5.92
                          --------  ------           --------  ------           --------  ------
 Total average
  deposits..............  $423,905  100.00%   5.17%  $256,190  100.00%   5.48%  $146,943  100.00%   5.47%
                          ========  ======           ========  ======           ========  ======

   The following table presents, by various rate categories, the amount of certificate accounts outstanding at the date indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.

                                    Period to Maturity from December 31, 1999             At December 31,
                         --------------------------------------------------------------- -----------------
                           Less
                         than One One to   Two to   Three to Four to  More than
                            Yr    Two Yrs Three Yrs Four Yrs Five Yrs Five Yrs   Total     1998     1997
                         -------- ------- --------- -------- -------- --------- -------- -------- --------
                                             (Dollars in thousands)
Certificate Accounts:
  0 to 4.00%............ $      0 $    0    $  0      $  0     $ 0      $  0    $      0 $      0 $      0
  4.01 to 5.00%.........   31,223    125       2        64       4        48      31,466   16,436    2,344
  5.01 to 6.00%.........  186,383  1,333     263        96      10       400     188,485  266,323  102,920
  6.01 to 7.00%.........  209,913    121      17         6       0       115     210,172   12,648   87,009
  7.01 to 8.00%.........      435    282      97        36      59       300       1,209    1,568    1,572
  8.01 to 9.00%.........      --     --      --        --      --        --          --       --       --
  Over 9.01%............      --     --      --        --      --        --          --       --       --
                         -------- ------    ----      ----     ---      ----    -------- -------- --------
    Total............... $427,954 $1,861    $379      $202     $73      $863    $431,332 $296,975 $193,845
                         ======== ======    ====      ====     ===      ====    ======== ======== ========

   Borrowings. From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and internally generated funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the OTS and the FHLB. At December 31, 1999, the Bank had no outstanding advances from the FHLB.

   Both the Company and the Bank have the ability to enter into lines of credit to finance mortgages, mortgage-backed securities and for other corporate purposes. At December 31, 1999, the Bank has a warehouse line of credit in the amount of $250.0 million, of which zero has been drawn at December 31, 1999. The line of credit is secured by mortgage loans or mortgage-backed securities with interest rates from LIBOR plus 50 basis points to LIBOR plus 100 basis points. In addition, the Company has two lines of credit in the amount of $40 million and $10 million secured by residual assets created by the Company's securitizations and stock of the Bank, respectively. $17.9 million was outstanding under the lines at December 31, 1999 and both lines were fully repaid at January 31, 2000. The warehouse and residual financing lines of credit are uncommitted and may be terminated by the lenders at will. The $10 million unsecured revolving line of credit is a committed, 364 day, facility that matures in November 2000. These lines of credit contain affirmative, negative and financial covenants. Due to the sale of the Company's residual mortgage-backed securities, certain covenants related to the $40 million and $10 million line of credit were violated. The Company was in compliance with all other lines of credit covenants at December 31, 1999.

   On March 14, 1997, the Company issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million through the Debenture Offering. On September 15, 1998, holders of $8.5 million in Debentures exercised their option to put their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. See "Regulation--Federal Savings Institution Regulation-- Capital Requirements." Additionally, see further detail in "Note 10 Subordinated Debentures--Notes to Consolidated Financial Statements".

   The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

                                          At or For Year Ended December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------- -----------  -----------
                                                (Dollars in thousands)
FHLB advances
  Average balance outstanding............ $   15,363  $     1,154  $     8,284
  Maximum amount outstanding at any
   month-end during the year ............     35,170       17,062       17,800
  Balance outstanding at end of year.....         --           --        9,000
  Weighted average interest rate during
   the year..............................       5.23%        5.02%        5.82%
Debentures
  Average balance outstanding............ $    1,500  $     9,526  $     7,997
  Maximum amount outstanding at any
   month-end during the year.............      1,500       10,000       10,000
  Balance outstanding at end of year.....      1,500        1,500       10,000
  Weighted average interest rate during
   the year..............................      14.01%       14.03%       14.09%
Lines of credit
  Average balance outstanding............ $   30,237  $   112,886  $    48,765
  Maximum amount outstanding at any
   month-end during the year.............     45,834      345,848      226,846
  Balance outstanding at end of year.....     17,873       39,977      100,170
  Weighted average interest rate during
   the year..............................       8.48%        6.62%        6.53%
Total borrowings
  Average balance outstanding............ $   47,100  $   123,566  $    65,046
  Maximum amount outstanding at any
   month-end during the year.............     60,757      372,910      254,646
  Balance outstanding at end of year.....     19,373       41,477      119,170
  Weighted average interest rate during
   the year..............................       7.59%        7.18%        7.37%

 Asset Securitizations

   In a securitization, the Company will generally transfer a pool of loans to a trust with the Company retaining the excess cash flows, known as residuals, from the securitization which consist of the difference between the interest rate of the mortgages and the coupon rate of the securities after adjustment for servicing and other costs such as trustee fees and credit enhancement fees. The cash generally will be used to repay advances on lines of credit used to finance the pool of loans that were acquired by the Company. Generally, the holders of the securities from the asset securitization are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance. The residual asset represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. The Company recognizes gain on sale of the loans in the securitization, which represents the excess of the estimated fair value of the residuals, net of closing and underwriting costs, less the allocated cost basis of the loans sold in the fiscal quarter in which such loans are sold. Management believes that it has made reasonable estimates of the fair value of the residual interests on its balance sheets. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded value of these residual interests are amortized as cash distributions are received from the trust holding the respective loan pool and are marked to market on a quarterly basis. The fair values of such residuals are based in part on market interest rates and projected loan prepayment and credit loss rates. See Note 1 to the consolidated financial statements for further discussion. Increases in interest rates or higher than anticipated rates of loan prepayments or credit losses of these or similar securities may require the Company to write down the value of such residuals and result in a material adverse effect on the Company's results of operations and financial condition. The Company revalued the residuals and recorded a pre-tax unrealized loss of $16.6 million for the year ended December 31, 1998, due to a combination of higher-than-expected prepayment speeds and credit losses. The Company is not aware of an active market for the residuals.

   The Company may arrange for credit enhancement for a transaction to achieve an improved credit rating on the securities issued if this improves the level of profitability or cash flow generated by such transaction. This credit enhancement may take the form of an insurance and indemnity policy, insuring the holders of the securities of timely payment of the scheduled pass-through of interest and principal. In addition, the pooling and servicing agreements that govern the distribution of cash flows from the loan pool included in a transaction typically require over-collateralization as an additional means of credit enhancement. Over-collateralization may in some cases also require an initial deposit, the sale of loans at less than par or retention in the trust of collections from the pool until a specified over-collateralization amount has been attained. The purpose of the over-collateralization is to provide a source of payment to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the holders of the residual interest; and at the termination of the related trust, any remaining amounts on deposit are distributed to the holders of the residual interest. Losses resulting from defaults by borrowers on the payment of principal or interest on the loans in a securitization will reduce the over-collateralization to the extent that funds are available and may result in a reduction in the value of the residual interest. See Note 1 to consolidated financial statements.

Subsidiaries

   As of December 31, 1999, the Company had three subsidiaries: the Bank, Life Investment Holdings, Inc., and Life Financial Investment and Insurance Services, Inc. Life Financial Investment and Insurance Services, Inc was incorporated in California in 1999 as a service entity engaged in the sale of insurance and insurance-related products. Life Investment Holdings, Inc. was incorporated in Delaware in 1997 as a bankruptcy-remote entity for use in the Company's asset securitization activities. The Bank had no subsidiaries at December 31, 1999.

Personnel

   As of December 31, 1999, the Company had 334 full-time employees and 18 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be satisfactory.

Year 2000 Compliance

 General

   As a financial institution operating in multiple states, the Company is dependent on computer systems and applications to conduct its business. The Company has prepared its systems and applications for the year 2000 (Y2k). The Y2k issue is the result of computer programs being written using two digit year fields instead of four digit year fields. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or miscalculations could result, disrupting operations and causing, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers.

 The Program

   The Company has developed, and is actively engaged in, a comprehensive risk-based Y2k program consisting of a team involving members from various areas in the organization. The project team has been in place since May of 1998. The program is designed to make its computer systems and equipment Y2k ready. "Computer systems and equipment" includes systems generally thought of as information technology (IT) dependent, such as accounting, data processing, and telephone equipment, as well as systems not obviously IT dependent, such as photocopiers, facsimile machines, and security systems. The non-IT dependent systems may contain embedded technology, and the Company has included these systems as part of the program. Both the IT dependent and non-IT dependent portions of the program are complete.

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

   The Y2k program consists of five stages: (i) awareness, (ii) assessment,
(iii) renovation, (iv) validation, and (v) implementation. During the awareness phase, the Company identified the project team and responsibilities, prepared and allocated the project budget, defined the project scope, and established program and management policies. This phase, although complete, continues to be reviewed. The assessment phase entailed an inventory of IT and non-IT systems, hardware, vendors, material customers, and facilities. Inventoried systems were also prioritized to identify critical systems. This phase is also complete, but is reviewed continually to manage changes to systems and relationships. The renovation, validation, and implementation phases were complete as of June 30, 1999.

   To complete the five program phases, the Company primarily used internal resources. The service bureau responsible for the Company's mission critical business financial systems provided assistance with validation of third party systems that interface with their systems through proxy testing.

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

 Contingency Planning

   An institution-wide contingency plan is in place, with Y2k issues incorporated, and testing completed. The contingency plan enables the Company to continue to operate, to the extent that it can do so safely, including performing certain processes manually and repairing or obtaining replacement systems.

 Customer Awareness

   The Company has devoted significant time and effort in developing customer awareness as part of the Y2k program. Internal training of all employees was completed in several sessions over several months during 1999. In addition, the company provides informational brochures to customers as part of its program activities, regular program updates to third parties with which the Company has material relationships, and program status reports as part of its customer and employee newsletter.

 Costs

   Through 1999, the amount of approximately $231,378 incurred and expensed for developing and implementing the Y2k program has not had a material effect on the Company's operations. There are no additional costs expected as a result of the Y2k program. None of the Company's other information technology projects have been delayed or deferred as a result of implementing the Y2k program.

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

   The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

   The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation--QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4-C-(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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

   The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Bank met each of its capital requirements.

   The following table presents the Bank's capital position at December 31, 1999.

                                                                 Capital Ratios
                                                                ----------------
                                       Actual  Required Excess  Actual  Required
                                       Capital Capital  Amount  Percent Percent
                                       ------- -------- ------- ------- --------
                                                (Dollars in thousands)
     Tangible......................... $32,473 $ 7,755  $24,718   6.28%   1.50%
     Core (leverage)..................  32,473  20,680   11,793   6.28%   4.00%
     Risk-based.......................  35,222  27,245    7,977  10.34%   8.00%

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

   In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1984, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"--the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between the members of both insurance funds on the earlier of January 1, 2000 or the date the two insurance funds merge.

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

   Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1999, the Bank's limit on loans to one borrower was $5.3 million. At December 31, 1999, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $1.3 million.

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

   A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 1999, the Bank maintained 99.99% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

   Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1999, the Bank was a Tier 1 Bank.

   Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December, 1999 was 5.07%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Federal Reserve System

   The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 1999 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

Federal Taxation

   General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS. For its 1999 taxable year, the Bank is subject to a maximum federal income tax rate of 35.0%.

   Bad Debt Reserves. For fiscal years beginning prior to December 31, 1996, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

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

ITEM 2. PROPERTIES

                                             Original               Net Book Value of
                                               Year     Date of   Property or Leasehold
                                   Leased or Leased or   Lease       Improvements at
            Location                 Owned   Acquired  Expiration   December 31, 1999
            --------               --------- --------- ---------- ---------------------
Corporate Headquarters:
10540 Magnolia Avenue,
Suites B & C
Riverside, CA                       Leased     1997       2003          1,196,000


Regional Lending Center:
2600 South Parker Road,
Suite 6-300
Aurora, CO                          Leased     1997       2000              6,000


Regional Lending Center:
8031 Philips Highway
Jacksonville, FL                    Leased     1997       2002              3,000


Regional Lending Center:
19 Park Street
Attleboro, MA                       Leased     1998       2003             22,000


Consumer Finance:
4110 Tigris Way
Riverside, CA                       Owned      1996        --             572,000


Branch Office:
1598 E Highland Avenue
San Bernadino, CA                   Leased     1986       2001            164,000


Branch Office:
10530 Magnolia Avenue, Suite A
Riverside, CA                       Leased     1997       2002             10,000


Branch Office:
1526 Barton Road
Redlands, CA                        Leased     1998       2003             87,000


Branch Office:
9971 Adams Avenue
Huntington Beach CA                 Leased     1998       2006             62,000


Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA                      Leased     1999       2004            108,000

ITEM 3. LEGAL PROCEEDINGS

   In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York, and purports to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. The defendants are not required to answer or otherwise respond to the Complaint until April 28, 2000.

   The Company intends to vigorously defend against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of the Company has been quoted on the Nasdaq National Market under the symbol "LFCO" since the Company's IPO on June 30, 1997. As of March 26, 2000 there were approximately 296 holders of record of the Common Stock. The following table summarized the range of the high and low closing sale prices per share of Common Stock as quoted by Nasdaq for the periods indicated.

                                          Year Ended December 31, 1999
                                 -----------------------------------------------
                                 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                                 ----------- ----------- ----------- -----------
      High......................    $4.69      $ 5.50      $ 5.63      $ 5.63
      Low.......................    $3.36      $ 3.81      $ 3.06      $ 3.13


                                          Year Ended December 31, 1998
                                 -----------------------------------------------
                                 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                                 ----------- ----------- ----------- -----------
      High......................    $6.06      $20.56      $25.38      $20.19
      Low.......................    $2.25      $ 5.00      $17.25      $10.75

ITEM 6. SELECTED FINANCIAL DATA

                                             At December 31,
                            ---------------------------------------------------
                              1999       1998      1997      1996       1995
                            ---------  --------- --------- ---------  ---------
                                  (In thousands, except per share data)
Selected Balance Sheet
 Data:
Total assets..............  $ 547,608  $ 428,078 $ 397,071 $ 101,763  $  74,136
Securities held-to-
 maturity and FHLB stock..     32,833      4,471     6,079     8,837      2,700
Loans held for sale.......    330,727    243,497   289,268    31,018     21,688
Loans held for
 investment...............    106,350     93,604    31,649    38,520     42,870
Allowance for estimated
 loan losses..............      2,749      2,777     2,573     1,625      1,177
Residual assets at fair
 value....................        --      50,296    45,352     4,691        --
Mortgage servicing
 rights...................      6,431     13,119     8,526     2,645        683
Deposit accounts..........    468,859    323,433   211,765    85,711     67,535
Borrowings................     19,373     41,477   119,170     3,278        --
Stockholders' equity......     34,462     51,998    50,886     7,716      4,268
Book value per share (1)..  $    5.18  $    7.92 $    7.77 $    2.40  $    2.29
Shares outstanding (1)....  6,653,436  6,562,396 6,546,716 3,211,716  1,866,216

Selected Operating Data:
Interest income...........  $  46,378  $  41,104 $  21,146 $   6,928  $   5,825
Interest expense..........     25,577     22,915    12,830     3,766      3,448
                            ---------  --------- --------- ---------  ---------
Net interest income.......     20,801     18,189     8,316     3,162      2,377
Provision for estimated
 loan losses..............      5,382      4,166     1,850       963      1,194
                            ---------  --------- --------- ---------  ---------
Net interest income after
 provision for estimated
 loans losses.............     15,419     14,023     6,466     2,199      1,183
Net gains from mortgage
 banking..................     10,675      7,664    25,730     5,708      3,575
Other noninterest income
 (loss)...................    (27,853)     6,519     1,500       760        445
Noninterest expense.......     27,485     26,419    15,990     8,681      4,389
                            ---------  --------- --------- ---------  ---------
Income (loss) before
 income tax provision
 (benefit)................    (29,244)     1,787    17,706       (14)       814
Income tax provision
 (benefit)................    (11,405)       728     7,382        38        294
                            ---------  --------- --------- ---------  ---------
Net income (loss).........  $ (17,839) $   1,059 $  10,324 $     (52) $     520
                            =========  ========= ========= =========  =========
Basic earnings (loss) per
 share (2)................  $   (2.71) $    0.16 $    2.11 $   (0.02) $    0.28
                            =========  ========= ========= =========  =========
Diluted earnings (loss)
 per share (2)............  $   (2.71) $    0.16 $    2.02 $   (0.02) $    0.28
                            =========  ========= ========= =========  =========
Basic weighted average
 shares outstanding (2)...  6,575,189  6,554,743 4,884,993 2,370,779  1,866,216
                            =========  ========= ========= =========  =========
Diluted weighted average
 shares outstanding (2)...  6,575,189  6,805,827 5,107,951 2,370,779  1,866,216
                            =========  ========= ========= =========  =========

                                 In the year ended and December 31,
                          ------------------------------------------------------
                             1999         1998       1997      1996       1995
                          ----------   ----------  --------  --------   --------
                               (In thousands, except per share data)
Selected Financial
 Ratios and Other Data
 (3)
Performance Ratios:
 Return on average
  assets................       (3.16)%       0.23%     4.19%    (0.06)%     0.69%
 Return on average
  equity................      (32.13)        1.92     40.45     (0.90)     13.64
 Average equity to
  average assets........        9.82        12.14     10.35      6.77       5.04
 Equity to total assets
  at end of period......        6.29        12.15     12.82      7.58       5.76
 Average interest rate
  spread (4)............        3.95         3.83      3.30      3.78       3.09
 Net interest margin
  (5)...................        4.21         4.36      3.68      3.95       3.25
 Average interest-
  earning assets to
  average interest
  bearing liabilities...      105.01       109.81    106.65    103.64     103.50
 Efficiency Ratio (6)...      757.77        80.96     44.63     88.50      67.78
Loan Originations and
 Purchases..............  $1,041,168   $1,180,552  $773,107  $222,553   $134,772
Bank Regulatory Capital
 Ratios (7):
 Tangible capital.......        6.28         7.21      5.38      7.57       5.68
 Core capital...........        6.28         7.21      5.38      7.57       5.68
 Risk-based capital.....       10.34        10.90     10.52      8.09      10.17
Asset Quality Ratios:
 Non-performing assets
  as a percent of total
  assets (8)............        1.14         2.21      1.65      2.93       3.00
 Allowance for estimated
  loan losses as a
  percent of non-
  performing loans......       68.42        36.81     50.20     67.26      84.25

--------
(1) Book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for a 100% stock dividend which occurred during 1996. Book value per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization in 1996.

(2) Earnings (loss) per share is based upon the weighted average shares outstanding during the period, adjusted retroactively for a 100% stock dividend which occurred during 1996. Earnings (loss) per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization in 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

   The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to- four family residential mortgage loans. The mortgage banking business originates, purchases and sells conforming, jumbo and other non-conforming mortgage loans and other real estate secured loans in market niches which generally provide higher yields of return through a network of approved correspondent and independent mortgage brokers. The Company's originations and purchases are primarily 1st lien conforming, jumbo and other non-conforming mortgages with approximately 80% of all originations within the "A", "Alt A", and "A minus" credit categories. The Company funds substantially all of the loans which it originates or purchases through deposits, other borrowings, internally generated funds and FHLB advances. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to purchase or sell loans is influenced by the general level of product available from its correspondent and broker relationships and the willingness of investors to purchase the loans at an acceptable price to the Company. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and actions of regulatory agencies. See "Item 1--Business-- Regulation."

Average Balance Sheets

 The following tables set forth certain information relating to the Company at December 31, 1999 and for the years ended December 31, 1998, and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees which are considered adjustments to yields.

                                                         Year Ended December 31,
                          --------------------------------------------------------------------------------------
                                      1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                          Average            Average   Average            Average   Average            Average
                          Balance  Interest Yield/Cost Balance  Interest Yield/Cost Balance  Interest Yield/Cost
                          -------- -------- ---------- -------- -------- ---------- -------- -------- ----------
                                                          (Dollars in thousands)
Assets:
 Cash and cash
 equivalents............  $ 21,433 $ 1,128      5.27%  $ 29,268 $ 1,499      5.12%  $  9,709  $  635      6.54%
 Investment securities
 (1)....................    16,951     959      5.66      6,267     374      5.98      8,694     496      5.70
 Residual mortgage-
 backed securities (1)..    45,049   3,300      7.33     51,789   6,984     13.49     16,549   2,269     13.71
 Loans receivable, net
 (2)....................   411,189  40,991      9.97    329,699  32,247      9.78    191,140  17,746      9.28
                          -------- -------             -------- -------             --------  ------
    Total interest
    earning assets......   494,622  46,378      9.38    417,023  41,104      9.86    226,092  21,146      9.35
  Non-interest-earning
  assets (3)............    70,483                       37,708                       20,471
                          --------                     --------                     --------
     Total assets (3)...  $565,105                     $454,731                     $246,563
                          ========                     ========                     ========
Passbook accounts, money
mkt, and checking,......  $ 31,833     730      2.30   $ 27,069     640      2.36   $ 18,730     451      2.41
Certificate accounts....   392,072  21,270      5.43    229,121  13,408      5.85    128,213   7,587      5.92
                          -------- -------             -------- -------             --------  ------
 Total interest bearing
 deposits...............   423,905  22,000      5.19    256,190  14,048      5.48%   146,943   8,038      5.47
Loan and securities
repurchase advances.....    20,145   1,088      5.40     99,368   6,168      6.21
Subordinated notes and
other borrowings........    26,955   2,489      9.23     24,198   2,699     11.15     65,046   4,792      7.37
                          -------- -------             -------- -------             --------  ------
Total interest-bearing
liabilities.............   471,005  25,577      5.43    379,756  22,915      6.03    211,989  12,830      6.05
                                   -------                      -------                       ------
  Non-interest-bearing
  liabilities (3).......    38,579                       19,760                        9,052
                          --------                     --------                     --------
     Total liabilities
     (3)................   509,584                      399,516                      221,041
      Equity (3)........    55,521                       55,215                       25,522
                          --------                     --------                     --------
   Total liabilities and
   equity (3)...........  $565,105                     $454,731                     $246,563
                          ========                     ========                     ========
Net interest income.....           $20,801                      $18,189                       $8,316
                                   =======                      =======                       ======
Net interest rate spread
(4).....................                        3.95%                        3.83%                        3.30%
Net interest margin
(5).....................                        4.21%                        4.36%                        3.68%
Ratio of interest-
earning assets to
interest-bearing
liabilities.............                      105.01%                      109.81%                      106.65%

----
(1) Includes unamortized discounts and premiums and certificates of deposit.
(2) Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and non-performing loans. See "Business--Lending Overview."
(3) Average balances are measured on a month-end basis.
(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                            Year Ended
                           Year Ended December 31,      December 31, 1998
                            1999 Compared to Year     Compared to Year Ended
                           Ended December 31, 1998      December 31, 1997
                           -------------------------  ------------------------
                             Increase (decrease)       Increase (decrease)
                                   due to                     due to
                           -------------------------  ------------------------
                           Average                    Average
                           Volume    Rate      Net    Volume    Rate     Net
                           -------  -------  -------  -------  ------  -------
                                       (Dollars in thousands)
Interest earning assets:
  Interest earning
   deposits and short term
   investments............ $  (415) $    46  $  (369) $ 1,029  $ (165) $   864
  Investment securities...     603      (19)     584     (144)     22     (122)
  Residual mortgage-backed
   securities.............    (817)  (2,867)  (3,684)   4,753     (38)   4,715
  Loans receivable,
   net (1)................   8,113      631    8,744   13,497   1,004   14,501
                           -------  -------  -------  -------  ------  -------
    Total interest earning
     assets...............   7,484   (2,209)   5,275   19,135     823   19,958

Interest bearing
 liabilities:
  Passbook accounts.......       9      (13)      (4)      70      71      141
  Money market accounts...      84      (21)      63        7      11       18
  Checking accounts.......      40       (8)      32      120     (90)      30
  Certificate accounts....   8,761     (899)   7,862    5,912     (91)   5,821
  Borrowings..............  (5,841)     551   (5,290)   4,202    (127)   4,075
                           -------  -------  -------  -------  ------  -------
    Total interest bearing
     deposits.............   3,053     (390)   2,663   10,311    (226)  10,085
                           -------  -------  -------  -------  ------  -------
Change in net interest
 income................... $ 4,431  $(1,819) $ 2,612  $ 8,824  $1,049  $ 9,873
                           =======  =======  =======  =======  ======  =======

--------
(1) Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 1999 and December 31, 1998

General

   For the year ended December 31, 1999 the Company reported a net loss of $17.8 million or $2.71 per share, compared to net income of $1.1 million or $0.16 per diluted share, for the year ended December 31, 1998. The decrease in net income was the result of three primary factors. The sale of the Parent Company's residual mortgage-backed securities related to three remaining securitizations resulted in a one-time after tax charge of approximately $16.8 million. A lower of cost or market reserve was recorded in the amount of $3 million against the Company's held-for-sale loan portfolio. Additionally, the Company provided an additional $2.7 million for loan losses in the fourth quarter.

Interest Income

   Interest income for the year ended December 31, 1999 was $46.4 million, compared to $41.1 million for the year ended December 31, 1998. The increase of $5.3 million, or 12.9%, is due to an increase in average balance of interest-earning assets, partially offset by a lower realized yield on the Company's residual mortgage backed securities.

   Interest income on loans receivable increased $8.8 million to $41.0 million for the year ended December 31, 1999 from $32.2 million for the year ended December 31, 1998. The increase in interest income was primarily the result of an $81.5 million increase in average loans receivable.

Interest Expense

   Interest expense for the year ended December 31, 1999 was $25.6 million, compared to $22.9 million for the year ended December 31, 1998. The $2.7 million increase reflects $91.3 million higher average interest-bearing liabilities to support the growth in the company's assets. The increase in retail deposits over wholesale deposits coupled with increased usage of the FHLB line of credit resulted in a decrease in the average cost of interest-bearing liabilities to 5.43% for the year ended December 31, 1999 compared to 6.03% for the year ended December 31, 1998.

Net Interest Income

   Net interest income was $20.8 million for the year ended December 31, 1999, compared to $18.2 million for the year ended December 31, 1998. The increase in net interest income is reflective of higher average assets combined with lower cost of funds from increased retail deposits, resulting in higher net interest margins for the period. The Bank's net interest margin for the year ending December 31, 1999 was 4.21% compared to 4.36% for the year earlier period.

Provision for Estimated Loan Losses

   The provision for loan losses increased from $4.2 million for year ended December 31, 1998 to $5.4 million for the year ended December 31, 1999. The 29.2% increase over the previous year reflects a change in the Company's loan loss reserve policy primarily based on actual experience of charge-offs and recoveries related to the Company's high loan-to-value 2nd trust and sub-prime 1st trust mortgage product. The Company exited the 125% loan-to-value 2nd trust mortgage business in the fourth quarter of 1998. At December 31, 1999, the Company owned $76.1 million of 2nd trust mortgage products with loan-to-values in excess of 90%.

Non-Interest Income (Loss)

   Non-interest income (loss) was ($17.2) million for the year ended December 31, 1999, compared to $14.2 million for the year ended December 31, 1998. Eliminating the one-time charge of $34.0 million related to the sale of the Company's residual mortgage-backed securities and related mortgage servicing rights, non-interest income would have been $16.8 million for the year ended December 31, 1999.

   The Company sold its remaining residual mortgage-backed securities retained from securitization and related servicing rights for an amount valued at $19.3 million in cash and other consideration. The transaction, which was executed on December 31, 1999, includes the Company's remaining residual securities and mortgage servicing for the following securitizations:

   LIFE Financial Home Loan Owner Trust 1997-2,
   LIFE Financial Home Loan Owner Trust 1997-3, and
   LIFE Bank Asset Backed Certificates, Series 1998-1.

   Additionally, the Company provided a reserve of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain sub- and non-performing loans. The reserve was established in conjunction with review of the age, composition and specific performance of the Company's available-for-sale loans.

Non-Interest Expense

   Noninterest expense for the year ended December 31, 1999 was $27.4 million compared to $26.4 million for the year ended December 31, 1998. The $1.0 million increase in expense was a combination of premises and occupancy expense associated with the expansion of branch facilities and a contractual one-time severance payment made during the third quarter of 1999.

Income Taxes

   The provision for income taxes decreased to a credit (tax receivable) of $11.4 million for the year ended December 31, 1999 compared to $728 thousand expense for the year ended December 31, 1998. Income before income tax provision decreased to ($29.2) million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998 primarily due to the loss associated with the sale of the Company's residual mortgage-backed securities. The effective tax rate decreased to 39.0% for the year ended December 31, 1999 compared to 40.7% for the year ended December 31, 1998.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

   Total assets of the Company and the Bank were $547.6 million at December 31, 1999 compared to $428.1 million at December 31, 1998. The 27.9% increase in total assets of the Company was primarily the result of a 30% or $100 million increase in the loan portfolio partially offset by a reduction in the Company's investment securities due to the sale of the residual mortgage-backed securities.

   Total Bank deposits at December 31, 1999 were $468.9 million compared to $323.4 million at December 31, 1998. The 44.9% increase in deposits is the result of growth of 137.0% in the Bank's retail deposits. During 1999, the Bank's strategy focused heavily on increasing retail and core deposits to reduce reliance on wholesale certificates of deposit and other borrowings. Core deposits during the year grew from $26.5 million at December 31, 1998 to $37.5 million at December 31, 1999, an increase of 38.4%. Additionally, the ratio of retail deposits to total deposits increased to 52.4% for the period ended December 31, 1999, compared to 33.0% at December 31, 1998. The cost of the Bank's retail deposits at December 31, 1999 was 5.33% versus 4.73% for the year earlier period.

   The allowance for loan losses was $2.7 million at December 31, 1999, compared to $2.8 million at December 31, 1998. The December 31, 1999 allowance for loan losses as a percent of non-performing loans was 68.4%, not inclusive of the $3.0 million lower-of-cost-or-market reserve, compared to 36.8% at December 31, 1998. The Bank's net credit loss rate for the year ended December 31, 1998 was 1.31% versus 1.22% for the year earlier period. LIFE Bank's 30+ day delinquency rate at December 31, 1999 was 1.96%, compared to 5.41% at December 31, 1998. The reduced delinquency rate was the result of the sale of sub- and non-performing loans held in the Bank's investment and available-for-sale loan portfolios.

Comparison of Operating Results for the Year Ended December 31, 1998 and December 31, 1997

General

   For the year ended December 31, 1998 the Company recorded net income of $1.1 million compared to $10.3 million for the year ended December 31, 1997. The basic and diluted earnings per share for the year ended December 31, 1998 were $0.16 and $0.16, respectively, compared to $2.11 and $2.02 respectively, for the year ended December 31, 1997. The decrease in net income was due to write-downs of residual mortgage-backed securities and mortgage servicing rights, an increase to the provision for loan losses, as well as a lower of cost or market adjustment related to the transfer of loans from Loans Held for Sale to Loans Held for Investment.

Interest Income

   Interest income for the year ended December 31, 1998 was $41.1 million, compared to $21.1 million for the year ended December 31, 1997, due to an increase in the average balance of interest earning assets, combined with an increase in the yield on those assets. Average interest earning assets increased to $417.0 million for the year ended December 31, 1998 compared to $226.1 million for the year ended December 31, 1997. The yield on interest earning assets increased to 9.86% for the year ended December 31, 1998 compared to 9.35% for the year ended December 31, 1997. The largest single component of interest earning assets was average loans receivable, net, which were $329.7 million with a yield of 9.78% for the year ended December 31, 1998 compared to $226.1 million with a yield of 9.35% for the year ended December 31, 1997. The increase in the average balance of loans receivable was attributable to growth of the Company's mortgage financing operations.

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

Provision for Estimated Loan Losses

   Provision for estimated loan losses was $4.2 million for the year ended December 31, 1998 compared to $1.9 million for the year ended December 31, 1997. The increase in provision was based on an evaluation of the composition of the Company's loan portfolio and an increase in non-performing loans. Charge offs net of recoveries for the year ended December 31, 1998 were $4.0 million compared to $902,000 for the year ended December 31, 1997. The Company had non-accrual loans at December 31, 1998 of $7.5 million, compared to $5.1 million at December 31, 1997. Management believes that the allowance for loan losses at December 31, 1998 was adequate to absorb known and inherent risks in the Company's loan portfolio. No assurance can be given, however, that economic conditions which may adversely affect the Company's or the Bank's service areas or other circumstances will not be reflected in increased losses in the loans portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or to take charge-offs (reductions in the allowance) in anticipation of losses. See "Item 1--Business--Lending Overview--Delinquencies and Classified Assets" and "--Lending Overview--Allowance for Loan Losses."

Non-Interest Income

   For the year ended December 31, 1998, net gains from mortgage financing operations totaled $7.7 million compared to $25.7 million for the year ended December 31, 1997. The 1998 net gain includes a pre-tax unrealized loss of $16.6 million, due to an adjustment to the valuation of the residual assets as a result of the higher-than-estimated prepayment speeds and credit losses. See "Item 1--Business-Asset Securitizations." There was an overall increase in the level of mortgage financing operations, with loans sold or securitized totaling $1.1 billion for the year ended December 31, 1998 compared to $510.1 million for the year ended December 31, 1997. This increase in percentage reflected the effects of the securitization of loans compared to whole loan sales. During the year ended December 31, 1998, loans securitized represented 43.1% of loan sales and securitizations, while during the year ended December 31, 1997, loans securitized represented 81.5% of loan sales and securitizations. Loans originated and purchased totaled $1.2 billion for the year ended December 31, 1998 compared to $773.1 million for the year ended December 31, 1997.

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

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

   Total assets increased to $428.1 million as of December 31, 1998 compared to $397.1 million as of December 31, 1997. Loans held for sale totaled $243.5 million as of December 31, 1998 compared to $289.3 million as of December 31, 1997. This decrease was partially offset by a increase in loans held for investment to $90.8 million as of December 31, 1998 compared to $29.1 million as of December 31, 1997. During the year ended December 31, 1998 and 1997, the Company sold or securitized $1.1 billion of loans (including $610.5 million in whole loan sales) and sold or securitized $510.1 million of loans (including $94.7 million in whole loan sales), respectively. The increase in loans held for sale also resulted in an increase in accrued interest receivable to $2.8 million as of December 31, 1998 compared to $2.6 million as of December 31, 1997.

   As a result of the Company's loan securitization activities, residual mortgage-backed securities increased to $50.3 million as of December 31, 1998 compared to $45.4 million as of December 31, 1997. Mortgage servicing rights also increased to $13.1 million as of December 31, 1998 compared to $8.5 million as of December 31, 1997 as a result of the securitization and whole loan sales with servicing retained.

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

   Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company recently implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest rate environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding at December 31, 1999.

   Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1--Business--Regulation--Federal Savings Institution Regulation." As of December 31, 1999, the most recent date for which the relevant data is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 146 basis points and would result in a $9.2 million reduction in the NPV of the Bank. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1--Business--Federal Savings Institution Regulation."

   The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp").

             Interest Rate Sensitivity of Net Portfolio Value (NPV)

           Net Portfolio Value                        NPV as % of Portfolio
-------------------------------------------              Value of Assets
Change in Rates  $ Amount $ Change % Change NPV Ratio     % Change (BP)
---------------  -------- -------- -------- --------- ---------------------
    +300 BP       42,366  (16,987)   -29%     8.15%          -277 BP
    +200 BP       50,114   (9,239)   -16%     9.46%          -146 BP
    +100 BP       55,810   (3,544)    -6%    10.38%           -54 BP
     Static       59,353                     10.92%
    -100 BP       61,704     2,351     4%    11.25%           +34 BP
    -200 BP       65,036     5,683    10%    11.74%           +82 BP
    -300 BP       69,916    10,563    18%    12.46%          +154 BP

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

Liquidity and Capital Resources

   The Company's primary sources of funds are deposits, FHLB advances, other borrowings, principal and interest payments on loans, cash proceeds from the sale of loans, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 5.70%, 7.04%, and 10.4% for the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and short-term investments totalled $20.3 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 1999, the Bank had no advances outstanding from the FHLB. Other sources of liquidity include investment securities maturing within one year. The Bank also has a warehouse line of credit available in the amount of $250.0 million of which zero had been drawn upon at December 31, 1999. The Company has a $10 million revolving line of credit of which $2.5 million has been drawn upon at December 31, 1999.

   The OTS capital regulations requires savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverge (core capital) ratio, and an 8.0% risk-based capital ratio. At December 31, 1999, the Bank exceeded all of its regulatory capital requirements and was therefore considered "well capitalized". See "Item 1--Regulation--Federal Savings Institution Regulation--Capital Requirements."

   The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1999. At December 31, 1999 the Company had $8.4 million outstanding commitments to originate or purchase mortgage loans compared to $11.0 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1999, totalled $428.0 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

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

Impact of New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for gains and losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. On June 23, 1999, the FASB voted to approve a proposal to delay the effective date of SFAS No. "133" to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

Quantitative and Qualitative Disclosures about Market Risk

   The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 1999 and 1998. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans and mortgage-backed securities are based on maturity date and are adjusted for expected prepayments which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. Investment securities are presented as to maturity date as are all certificates of deposit and borrowings.

                          Year 1   Year 2   Year 3   Year 4  Year 5  Thereafter
At December 31, 1999      ------   ------   ------   ------  ------  ----------
                                      (Dollars in thousands)
Selected Assets:
 Investments and Fed
  Funds................. $ 32,955  $   --   $   --   $  --   $  150   $    --
 Average interest
  rates.................     3.89%    0.00%    0.00%   0.00%   0.00%      0.00%


 Mortgage-backed
  securities............


   Adjustable Rate...... $      6  $   --   $   --   $  --   $  --    $    --
   Average Interest
    Rate................     6.63%    0.00%    0.00%   0.00%   0.00%      0.00%


 Loans--fixed rate...... $    841  $   376  $   982  $1,466  $  105   $205,096
 Average interest
  rate..................     7.41%   17.23%   17.09%  15.71%  17.23%     11.26%


 Loans--adjustable
  rate.................. $146,845  $55,533  $43,631  $1,664  $1,790   $    229
 Average interest
  rate..................     9.44%    9.62%    9.72%   9.90%   8.81%      9.56%


 Participation
  Contract..............      --       --     4,350   3,446   2,589      7,579
 Average interest
  rate..................    15.00%   15.00%   15.00%  15.00%  15.00%     15.00%


 Mortgage Servicing
  Rights................ $  2,820  $ 1,803  $ 1,047  $  582  $  335   $    422
 Average Interest
  Rate..................    13.50%   13.50%   13.50%  13.50%  13.50%     13.50%


Selected Liabilities:
 Interest-bearing NOW
  passbook and MMDA's... $  7,505  $ 6,004  $ 4,803  $3,843  $3,074   $ 12,296
 Average interest
  rate..................     1.94%    1.94%    1.94%   1.94%   1.94%      1.94%


Certificates of
 deposit................ $427,954  $ 1,861  $   379  $  202  $   73   $    863
Average interest rate...     5.86%    6.09%    6.19%   5.67%   7.38%      6.40%


 FHLB Advances.......... $    --   $   --   $   --   $  --   $  --    $    --
 Average interest
  rate..................     0.00%    0.00%    0.00%   0.00%   0.00%      0.00%


 Lines of Credit and
  Sub-Debentures........ $ 17,873  $   --   $   --   $  --   $  --    $  1,500
 Average interest
  rate..................     8.48%    0.00%    0.00%   0.00%   0.00%     13.50%

                          Year 1   Year 2   Year 3   Year 4  Year 5  Thereafter
At December 31, 1998     --------  -------  -------  ------  ------  ----------
                                      (Dollars in thousands)
Selected Assets:
 Investments and Fed
  Funds................. $  2,000  $   --   $   --   $  --   $  --    $    --
 Average interest
  rate..................     6.13%    0.00%    0.00%   0.00%   0.00%      0.00%

 Mortgage-backed
  securities--
  Adjustable rate....... $      8  $   --   $   --   $  --   $  --    $    --
 Average interest
  rate..................     7.25%    0.00%    0.00%   0.00%   0.00%      0.00%

 Loans--fixed rate...... $  1,396  $   468  $   561  $  657  $1,866   $213,743
 Average interest
  rate..................     9.18%   11.92%   15.08%  15.65%  16.35%     10.85%

 Loans--adjustable
  rate.................. $ 60,267  $41,686  $16,322  $  587  $  --    $    --
 Average interest
  rate..................     9.16%    9.46%   10.18%  10.18%   0.00%      0.00%

 Residual mortgage-
  backed securities..... $  1,610  $ 6,938  $ 8,149  $7,338  $5,761   $ 20,500
 Average Interest
  Rate..................    13.50%   13.50%   13.50%  13.50%  13.50%     13.50%

 Mortgage Servicing
  Rights................ $  4,250  $ 3,186  $ 2,075  $1,326  $  848   $  1,434
 Average Interest
  Rate..................    13.50%   13.50%   13.50%  13.50%  13.50%     13.50%

Selected Liabilities:
 Interest-bearing NOW
  passbook and MMDA's... $  5,292  $ 4,233  $ 3,387  $2,709  $2,168   $  8,820
 Average interest
  rate..................     2.74%    2.74%    2.74%   2.74%   2.74%      2.74%

Certificates of
 deposit................ $291,118  $ 4,048  $   708  $  383  $  139   $    578
Average interest rate...     5.51%    5.76%    6.43%   5.94%   5.90%      6.80%

 Warehousing lines of
  credit and
  subordinated
  debentures............ $ 39,977  $   --   $   --   $  --   $  --    $  1,500
 Average interest
  rate..................     7.56%    0.00%    0.00%   0.00%   0.00%     13.50%

   The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Life Financial Corporation

   We have audited the accompanying consolidated statement of financial condition of Life Financial Corporation and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Financial Corporation and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Irvine, California
March 24, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
LIFE Financial Corporation
Riverside, California

   We have audited the accompanying consolidated statement of financial condition of LIFE Financial Corporation and subsidiaries (the Company) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LIFE Financial Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

COSTA MESA, CALIFORNIA
March 26, 1999

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        As of December 31, 1999 and 1998
                             (dollars in thousands)

                                                                1999      1998
                                                              --------  --------
                           ASSETS
                           ------

Cash and cash equivalents...................................  $ 20,315  $  8,152
Securities held to maturity, estimated fair value of $32,823
 (1999) and $4,483 (1998)...................................    32,833     4,471
Residual mortgage-backed securities, at fair value..........       --     50,296
Loans held for sale.........................................   330,727   243,497
Loans held for investment, net..............................   103,601    90,827
Mortgage servicing rights...................................     6,431    13,119
Accrued interest receivable.................................     3,676     2,762
Foreclosed real estate--net.................................     2,214     1,898
Premises and equipment, net.................................     6,003     7,145
Current tax receivable......................................    18,653       --
Accounts receivable, mortgage-backed securities residual
 sale.......................................................    10,127       --
Other assets................................................    13,028     5,911
                                                              --------  --------
  TOTAL ASSETS..............................................  $547,608  $428,078
                                                              ========  ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

LIABILITIES:
  Deposit accounts..........................................  $468,859  $323,433
  Other borrowings..........................................    17,873    39,977
  Subordinated debentures...................................     1,500     1,500
  Accrued expenses and other liabilities....................    24,914    11,170
                                                              --------  --------
  Total liabilities.........................................   513,146   376,080

COMMITMENTS AND CONTINGENCIES (Note 12).....................       --        --

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares
 authorized; no shares outstanding..........................       --        --
Common stock, $.01 par value; 25,000,000 shares authorized;
 6,653,436 (1999) and 6,562,396 (1998) shares issued and
 outstanding................................................        67        66
  Additional paid-in capital................................    42,525    42,223
  Retained earnings (deficit)...............................    (8,130)    9,709
                                                              --------  --------
  Total stockholders' equity................................    34,462    51,998
                                                              --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $547,608  $428,078
                                                              ========  ========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For Each of the Three Years in the Period Ended December 31, 1999
                 (dollars in thousands, except per share data)

                                                 1999       1998       1997
                                               ---------  ---------  ---------
INTEREST INCOME:
  Loans....................................... $  40,991  $  32,247  $  17,746
  Other interest-earning assets...............     5,387      8,857      3,400
                                               ---------  ---------  ---------
    Total interest income.....................    46,378     41,104     21,146

INTEREST EXPENSE:
  Interest-bearing deposits...................    22,000     14,048      8,038
  Loan and securities repurchase advances.....     1,088      6,168      3,665
  Subordinated debentures and other...........     2,489      2,699      1,127
                                               ---------  ---------  ---------
    Total interest expense....................    25,577     22,915     12,830
                                               ---------  ---------  ---------

NET INTEREST INCOME BEFORE PROVISION FOR
 ESTIMATED LOAN LOSSES........................    20,801     18,189      8,316

PROVISION FOR ESTIMATED LOAN LOSSES...........     5,382      4,166      1,850
                                               ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES........................    15,419     14,023      6,466

NONINTEREST INCOME:
  Loan servicing and mortgage banking fee
   income.....................................     4,967      5,340        959
  Bank and other fee income...................       355        179        130
  Net gain from mortgage banking..............    10,675     24,214     24,210
  Net gain/(loss) on residual mortgage-backed
   securities.................................   (33,964)   (16,550)     1,520
  Other income................................       789      1,000        411
                                               ---------  ---------  ---------
    Total noninterest income (loss)...........   (17,178)    14,183     27,230

NONINTEREST EXPENSE:
  Compensation and benefits...................    12,394     11,570      9,210
  Premises and occupancy......................     4,037      3,419      1,360
  Data processing and communications..........     1,642      1,495        809
  Net loss on foreclosed real estate..........        31        211        126
  Other expense...............................     9,381      9,724      4,485
                                               ---------  ---------  ---------
    Total noninterest expense.................    27,485     26,419     15,990
                                               ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAX
 PROVISION/(BENEFIT)..........................   (29,244)     1,787     17,706
INCOME TAX PROVISION (BENEFIT)................   (11,405)       728      7,382
                                               ---------  ---------  ---------
NET INCOME (LOSS)............................. $ (17,839) $   1,059  $  10,324
                                               =========  =========  =========
EARNINGS (LOSS) PER SHARE:
  Basic earnings (loss) per share............. $   (2.71) $    0.16  $    2.11
                                               =========  =========  =========
  Diluted earnings (loss) per share........... $   (2.71) $    0.16  $    2.02
                                               =========  =========  =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic earnings per share.................... 6,575,189  6,554,743  4,884,993
                                               =========  =========  =========
  Diluted earnings per share.................. 6,575,189  6,805,827  5,107,951
                                               =========  =========  =========

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       For Each of the Three Years in the Period Ended December 31, 1999
                             (dollars in thousands)

                            Common Stock   Additional Retained       Total
                          ----------------  Paid-in   Earnings   Stockholders'
                           Shares   Amount  Capital   (Deficit)     Equity
                          --------- ------ ---------- ---------  -------------
Balance, January 1,
 1997.................... 3,211,716   32    $ 9,358   $ (1,674)     $ 7,716
Net proceeds from
 issuance of common
 stock................... 3,335,000   33     32,813        --        32,846
Net income...............       --   --         --      10,324       10,324
                          ---------  ---    -------   --------      -------
Balance, December 31,
 1997.................... 6,546,716   65     42,171      8,650       50,886
Exercise of stock
 options.................    15,680    1         52        --            53
Net income...............       --   --         --       1,059        1,059
                          ---------  ---    -------   --------      -------
Balance, December 31,
 1998.................... 6,562,396   66     42,223      9,709       51,998
Exercise of stock
 options.................    91,040    1        302        --           303
Net income (loss)........       --   --         --     (17,839)     (17,839)
                          ---------  ---    -------   --------      -------
Balance, December 31,
 1999.................... 6,653,436   67    $42,525   $ (8,130)     $34,462
                          =========  ===    =======   ========      =======

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       For Each of the Three Years in the Period Ended December 31, 1999
                             (dollars in thousands)

                                               1999         1998        1997
                                            -----------  -----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)......................... $   (17,839) $     1,059  $ 10,324
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Depreciation and amortization...........       1,810        1,931       683
   Provision for estimated loan losses.....       5,382        4,166     1,850
   Amortization of deferred fees...........         482          (31)      (26)
   Provision for estimated losses on
    foreclosed real estate.................          16           24       108
   (Gain) loss on sale of foreclosed real
    estate.................................         842           46       (74)
   Gain on sale and securitization of loans
    held for sale..........................     (16,183)     (24,214)  (24,210)
   Net unrealized and realized losses
    (gains) on residual mortgage-backed
    securities and related mortgage
    servicing rights.......................      33,964       16,550    (1,520)
   Net accretion of residual mortgage-
    backed securities......................      (3,313)      (6,984)   (2,269)
   Provision for lower of cost or market...       3,000          --        --
   Impairment of mortgage servicing
    rights.................................       2,178            0     1,281
   Change in valuation allowance on
    mortgage servicing rights..............        (420)       1,168         0
   Amortization of mortgage servicing
    rights.................................       4,711        2,689       958
   Purchase and origination of loans held
    for sale, net of loan fees.............  (1,012,269)  (1,180,552) (773,107)
   Proceeds from the sales of and principal
    payments from loans held for sale......     799,353    1,075,862   489,540
   Increase in accrued interest
    receivable.............................        (914)        (124)   (2,101)
   Decrease (increase) in other assets.....     (15,090)         262   (11,082)
   (Increase) decrease in deferred income
    taxes..................................      (5,682)      (7,961)    8,125
   Increase in accrued expenses & other
    liabilities............................      13,742        3,853     9,423
   Federal Home Loan Bank (FHLB) stock
    dividend...............................        (136)         (99)      (58)
                                            -----------  -----------  --------
     Net cash used in operating
      activities...........................    (206,366)    (112,355) (292,155)
CASH FLOW FROM INVESTING ACTIVITIES
 Net decrease in loans.....................     107,159       82,728     8,586
 Principal payments on securities..........           2          --        --
 Proceeds from the sale of foreclosed real
  estate...................................       4,661        2,601     1,034
 Purchase of securities held to maturity...     (30,105)         --     (2,000)
 Proceeds from maturities of securities
  held to maturity.........................       2,000        3,000     5,000
 Additions to premises and equipment ......        (669)      (4,020)   (3,814)
 Purchase of FHLB stock....................        (124)      (1,297)     (195)
 Cash received on desecuritization of
  residual mortgage-backed securities......      11,980          --        --
                                            -----------  -----------  --------
     Net cash provided by investing
      activities...........................      94,904       83,012     8,611


CASH FLOW FROM FINANCING ACTIVITIES:
 Net increase in deposit accounts..........     145,426      111,668   126,054
 (Repayment of) proceeds from other
  borrowings...............................     (22,104)     (60,193)   96,892
 (Repayment of) proceeds from FHLB
  advances.................................                   (9,000)    9,000
 Net proceeds from issuance of common
  stock....................................         303           53    32,846
 Net proceeds from issuance of
  subordinated debentures..................         --           --      9,644
 Repurchase of subordinated debentures.....         --        (8,500)      --
                                            -----------  -----------  --------
     Net cash provided by financing
      activities...........................     123,625       34,028   274,436
                                            -----------  -----------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...............................      12,163        4,685    (9,108)
CASH AND CASH EQUIVALENTS, beginning of
 year......................................       8,152        3,467    12,575
                                            -----------  -----------  --------
CASH AND CASH EQUIVALENTS, end of year..... $    20,315  $     8,152  $  3,467
                                            ===========  ===========  ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid during the year for:
   Interest................................ $    26,018  $    23,826  $ 11,298
   Income taxes............................       7,138        3,328     3,616




NONCASH INVESTING ACTIVITIES DURING THE
 PERIOD:
 Transfers from loans held for sale to
  loans held for investment................ $       --   $    76,135  $    --
 Transfers from loans to foreclosed real
  estate...................................       5,869        3,129     2,234
 Loans to facilitate sales of foreclosed
  real estate..............................         --           394       287
 Sale of residual mortgage-backed
  securities and related servicing in
  exchange for an accounts receivable and
  net participation contract...............      15,121          --        --

                See notes to consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For Each of the Three Years in Period Ended December 31, 1999

1. Description of Business and Summary of Significant Accounting Policies

   Basis of Presentation and Description of Business--The consolidated financial statements include the accounts of LIFE Financial Corporation (LIFE) and its wholly-owned subsidiaries, Life Bank (formerly Life Savings Bank, Federal Savings Bank) (the Bank), Life Investment Holdings, Inc. (Life Investment), and Life Financial Investment and Insurance Services, Inc. (Life Insurance), (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

   LIFE Financial Corporation ("LIFE Financial" or "Company"), a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of LIFE Bank (the "Bank"), the Company's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. The Company's primary businesses includes retail banking, mortgage banking and loan servicing.

   LIFE Bank is a federally chartered stock savings bank incorporated and licensed under the laws of the United States. The Bank is member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System.

   Currently, the principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. At December 31, 1999, the Bank had five retail bank branches located in Orange, San Bernardino and Riverside Counties, California. The Bank opened its sixth retail bank branch in January, 2000 in Orange County, California Additionally, the Bank conducts its national mortgage banking and loan servicing business from its corporate headquarters in Riverside, California.

   Prior to 1999, the Company's principal business was wholesale mortgage banking. The Bank was primarily engaged in the origination of subprime residential mortgage loans with a specific emphasis in 2nd trust mortgage loans with loan-to-value ratios in excess of 125% of the appraised property value. As a result of the issuance of Thrift Bulletin 72 in late 1998, the Company eliminated the 125% loan-to-value product and focused on 1st trust mortgage loans to borrowers with non-prime credit histories. The Company sold loans through whole loan sales and securitization whereby the Company would retain the excess cash flows from each securitization transaction.

   Securities Held to Maturity--Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. The Company designates securities as held to maturity upon acquisition.

   Loans Held for Investment--The Company's real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   The Company considers a loan impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more, all loans that have a specific loss allowance applied to adjust the loan to fair value, and foreclosures in process less than 90 days delinquent. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

   Allowances for Estimated Loan Losses--It is the policy of the Company to maintain an allowance for estimated loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Specific loss allowances are established for loans if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, a general valuation allowance for loan losses has been established. Management's determination of the adequacy of the loan loss allowances is based on an evaluation of the composition of the portfolio, actual loss experience, current and prospective economic conditions, industry trends and other relevant factors in the area in which the Company's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

   Although management uses the best information available to make these estimates, future adjustments to the allowances may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

   Mortgage Banking and Loan Servicing Operations--The Company primarily originates mortgage loans for sale in the secondary market. At origination or purchase, mortgage loans are designated as held for sale or held for investment. Loans held for sale are carried at the lower of cost or estimated market value determined on an aggregate basis by outstanding investor commitments or current investor requirements. Cost includes related loan origination costs and fees, as well as premiums or discounts for purchased loans. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Any transfers of loans held for sale to the investment portfolio are recorded at the lower of cost or estimated market value on the transfer date. At December 31, 1999 and 1998, the gross principal balance of loans held for sale consists of $312,154,000 and $211,478,000, respectively, in single-family residential mortgage loans; $6,102,000 and $15,426,000, respectively, in multi-family residential mortgage loans; $6,274,000 and $9,150,000, respectively, in commercial mortgage loans; and $2,435,000 and $2,610,000, respectively, in other loans.

   The Company sells its loans held for sale with servicing retained and servicing released. Under the servicing agreements, the investor is paid its share of the principal collections together with interest at an agreed-upon rate, which generally differs from the loans' contractual interest rate. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   At December 31, 1999, the loan servicing division serviced in excess of $1.4 billion in mortgage and consumer loans.

   The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a disaggregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 1999 and 1998, the Company utilized a weighted average prepayment assumption of 31.8% and 26.1%, respectively, and a weighted average discount rate of 13.5% and 13.5%, respectively. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

   In 1998, and 1997, the Company completed the securitization and sale of approximately $462.1 million, and $415.4 million, respectively, in loans in the form of mortgage pass-through certificates and recognized gains of approximately $9.3 million and $22.5 million, respectively. These certificates are held in a trust independent of the Company. The Company will act as servicer for the trust and receive a stated servicing fee. The Company has also retained a beneficial interest in the form of an interest-only strip (residual mortgage-backed security) which represents the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. This interest-only strip receivable is classified as a trading security and recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. For the years ended December 31, 1998, and 1997, net unrealized gains (losses) of ($16.6 million), and $1.5 million, respectively, resulted from changes in fair value and are also included in results of operations.

   Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, a servicing fee, a trustee fee, an insurance fee, and an estimate of annual future credit losses related to the prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk, and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. At origination, the Company utilized prepayment assumptions ranging from 12% to 35%, an estimated annual loss factor assumption ranging from 0.5% to 2.5%, and a discount rate of 13.5% to value residuals. At December 31, 1998, the Company utilized prepayment assumptions ranging from 7.4% to 53%, an estimated annual loss factor assumption ranging from 0.7% to 6.0%, and a discount rate of 13.5% to value residuals. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term, and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts, and historical default and prepayment rates of the portfolio under review. To the Company's knowledge, there is no active market for the sale of residuals. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

   In connection with the first two of its securitization transactions, the Company initially deposited cash with a trustee and will subsequently deposit a portion of the servicing spread collected on the related loans. Such amounts serve as credit enhancement for the related trust. The amounts set aside are available for distribution to investors in the event of certain shortfalls in amounts due to investors. These amounts are subject to increase

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

up to a reserve level as specified in the related securitization documents. Cash amounts on deposit are invested in certain instruments as permitted by the related securitization documents. To the extent amounts on deposit exceed specified levels, distributions are made to the Company; and at the termination of the related trust, any remaining amounts on deposit are distributed to the Company. The gross amount on deposit at December 31, 1998 is $12.9 million and is included in residual mortgage-backed securities in the accompanying consolidated statements of financial condition at its fair value.

   On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.3 million in cash and other consideration. The other consideration consists of a contractual right from the purchases of the residual mortgage-backed securities to receive 50% of any cash realized from the residual mortgage-backed securities (the "Participation Contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures their initial cash investment of $8.1 million and a 15% internal rate of return (the "Hurdle amount") from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million. Any proceeds paid to the purchaser under the credit guaranty will be applied to the Hurdle Amount for cash distributions on the Participation Contract. Included in other assets in the consolidated statements of financial condition at December 31, 1999 is an asset of approximately $5 million which represents the estimated fair value of the contractual right, net of the estimated credit guarantee amount.

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

   Presentation of Cash Flows--For purposes of reporting cash flows, cash and cash equivalents include cash and federal funds sold. Generally, federal funds are sold for one-day periods. At December 31, 1999, the Bank had $3.0 million in federal funds sold, compared with $0 at December 31, 1998.

   Use of Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

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

   Recent Accounting Developments--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for gains and losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. The FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

   Reclassifications--Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since December 31, 1999 that management believes have changed the Bank's category.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   The Bank's actual capital amounts and ratios are also presented in the table.

                                        To be adequately         To be well
                                        capitalized under     capitalized under
                                        prompt corrective     prompt corrective
                            Actual      action provisions    action provisions:
                         -------------  -------------------  --------------------
                         Amount  Ratio   Amount     Ratio      Amount    Ratio
                         ------- -----  ---------- --------  ---------- ---------
                                       (Dollars in thousands)
As of December 31, 1999
  Total Capital (to
   risk-weighted
   assets).............. $35,222 10.34% $   27,245    8.00%  $   34,056    10.00%
  Core capital (to
   Adjusted tangible
   assets)..............  32,473  6.28%     20,680    4.00%      25,850     5.00%
  Tangible Capital (to
   tangible assets).....  32,473  6.28%      7,755    1.50%        N.A.     N.A.
  Tier 1 capital (to
   risk-weighted
   assets)..............  32,473  9.54%       N.A.    N.A.       20,434     6.00%

As of December 31, 1998
  Total Capital (to
   risk-weighted
   assets).............. $29,952 10.90% $   21,978    8.00%  $   27,473    10.00%
  Core capital (to
   Adjusted tangible
   assets)..............  27,311  7.21%     15,143    4.00%      18,928     5.00%
  Tangible Capital (to
   tangible assets).....  27,311  7.21%      5,678    1.50%        N.A.     N.A.
  Tier 1 capital (to
   risk-weighted
   assets)..............  27,311  9.94%       N.A.    N.A.       16,484     6.00%

   December 31, 1998 ratios were based upon quarterly average balances. December 31, 1999 ratios were calculated based upon end of period balances.

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

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


3. Mortgage and Other Securities

   The amortized cost and estimated fair value of securities held to maturity and residual mortgage-backed securities were as follows at December 31 (in thousands):

                                                  December 31, 1999
                                      ------------------------------------------
                                      Amortized Unrealized Unrealized Estimated
                                        Cost       Gain       Loss    Fair Value
                                      --------- ---------- ---------- ----------
Residual mortgage-backed securities..  $   --     $ --       $ --      $   --
Securities held to maturity
  US Treasury and other agency
   securities........................   29,955      --          10      29,945
  Mortgage-backed securities.........        5      --         --            5
  Other securities...................    2,873      --         --        2,873
                                       -------    -----      -----     -------
    Total Securities held to
     maturity........................   32,833      --          10      32,823
                                       -------    -----      -----     -------
                                       $32,833    $ --       $  10     $32,823
                                       =======    =====      =====     =======

                                                  December 31, 1998
                                      ------------------------------------------
                                      Amortized Unrealized Unrealized Estimated
                                        Cost       Gain       Loss    Fair Value
                                      --------- ---------- ---------- ----------
Residual mortgage-backed securities..  $50,296    $ --       $ --      $50,296
Securities held to maturity
  US Treasury and other agency
   securities........................    2,000       12        --        2,012
  Mortgage-backed securities.........        8      --         --            8
  Other securities...................    2,463      --         --        2,463
                                       -------    -----      -----     -------
    Total Securities held to
     maturity........................    4,471       12        --        4,483
                                       -------    -----      -----     -------
                                       $54,767    $  12      $ --      $54,779
                                       =======    =====      =====     =======

   The weighted average interest rates on total investment securities held to maturity were 5.87% and 6.13% at December 31, 1999 and 1998, respectively. At December 31, 1999, $32.7 million of the total $32.8 million investment securities matures in one year or less.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

4. Loans Held for Investment

   Loans held for investment consisted of the following at December 31 (in thousands):

                                                                1999     1998
                                                              --------  -------
   Real estate:
    Residential:
     One-to-four family...................................... $ 69,778  $82,555
     Multi-family............................................    3,749    1,954
     Commercial..............................................    5,586    5,075
     Construction............................................   52,175    8,571
    Other loans:
     Loans secured by deposit accounts.......................      205      270
     Unsecured commercial loans..............................       43      124
     Unsecured consumer loans................................       55      341
                                                              --------  -------
       Total gross loans.....................................  131,591   98,890

   Less (plus):
    Undisbursed loan funds...................................   25,885    6,399
    Deferred loan origination (costs)........................   (1,119)  (1,588)
    Discounts................................................      475      475
    Allowance for estimated loan losses......................    2,749    2,777
                                                              --------  -------
   Loans held for investment, net............................ $103,601  $90,827
                                                              ========  =======

   During 1998, the Company transferred loans with a carrying value of $76.1 million from loans held for sale to loans held for investment. In connection with this transfer, a new cost basis was established for these loans of $75.7 million. The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrowers ability to repay may be impacted by economic factors in the region.

   The following summarizes activity in the allowance for estimated loan losses for the years ended December 31 (in thousands):

                                                        1999     1998     1997
                                                       -------  -------  ------
     Balance, beginning of year....................... $ 2,777  $ 2,573  $1,625
     Provision for estimated loan losses..............   5,382    4,166   1,850
     Recoveries.......................................     430      109       7
     Charge-offs......................................  (5,840)  (4,071)   (909)
                                                       -------  -------  ------
     Balance, end of year............................. $ 2,749  $ 2,777  $2,573
                                                       =======  =======  ======

   The Company had nonaccrual and nonperforming loans at December 31, 1999, 1998, and 1997 of $4,018,000, $7,544,000, and $5,126,000, respectively. If such loans had been performing in accordance with their original terms, the Company would have recorded interest income of $41,375,000, $33,036,000, and $18,170,000, respectively, instead of interest income actually recognized of $40,991,000, $32,247,000, and $17,746,000, respectively, for the years ended
December 31, 1999, 1998, and 1997.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   At December 31, 1999 and 1998, the Company had impaired loans totaling $4,018,000 and $8,239,000, respectively, with related reserves of $2,019,000 and $1,320,000, respectively. During the years ended December 31, 1999, 1998, and 1997, the average recorded investment in impaired loans was $8,344,000, $7,875,000, and $3,413,000, respectively. Total cash collected on impaired loans during the years ended December 31, 1999, 1998, and 1997 was $4,834,000, $4,595,000, and $1,498,000, respectively, of which $3,996,000, $3,771,000, and
$1,329,000, respectively, was credited to principal. Interest income of $838,000, $824,000, and $169,000 on impaired loans was recognized for cash payments received during the years ended December 31, 1999, 1998, and 1997, respectively.

   The Company is not committed to lend additional funds to debtors whose loans have been modified.

   The Bank is subject to numerous lending-related regulations. Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $5,284,000 at December 31, 1999.

   Activity in loans to directors and executive officers during the year ended December 31 are as follows (in thousands):

                                                            1999   1998   1997
                                                            -----  -----  -----
                                                               (Dollars in
                                                               thousands)
     Balance, beginning of year............................ $ 250  $ 413  $ --
     Originations..........................................   214    --     778
     Principal payment, loans sold.........................  (464)  (163)  (365)
                                                            -----  -----  -----
     Balance, end of year.................................. $ --   $ 250  $ 413
                                                            =====  =====  =====

5. Mortgage Banking and Loan Servicing Operations

   Loans serviced for others at December 31, 1999, 1998, and 1997 totaled $1,382,000,000, $1,001,699,000, and $536,726,000, respectively.

   In connection with mortgage servicing activities, the Company held funds in trust for others totaling approximately $22,832,000 and $22,133,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, $9,635,000 and
$1,326,000, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

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

   In connection with its whole loan sales, the Company enters into agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans; and if a loan purchaser enforces its remedies, the Company may not be able to enforce whatever remedies the Company may have against such sellers. If the loans were originated directly by the Company, the Company will be solely responsible for any breaches of representations or warranties.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   The following is a summary of activity in mortgage servicing rights for the years ended December 31 (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  -------
     Balance, beginning of year..................... $ 13,119  $ 8,526  $ 2,645
     Additions through originations.................    7,238    8,450    8,120
     Amortization...................................   (4,711)  (2,689)    (958)
     Sale of servicing rights.......................   (7,456)     --       --
     Adjustment in valuation allowance..............      420   (1,168)     --
     Direct writedowns..............................   (2,179)     --    (1,281)
                                                     --------  -------  -------
     Balance, end of year........................... $  6,431  $13,119  $ 8,526
                                                     ========  =======  =======

   The following is a summary of activity in the valuation allowance for mortgage servicing rights for the years ended December 31 (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  -------
     Balance, beginning of year..................... $  1,169  $     1  $     1
     Sale of servicing rights.......................  (1,297)        0        0
     Additions charged to operations................      877    1,168        0
                                                     --------  -------  -------
     Balance, end of year........................... $    749  $ 1,169  $     1
                                                     ========  =======  =======

6. Premises and Equipment

   Premises and equipment consisted of the following at December 31 (in thousands):

                                                                  1999    1998
                                                                 ------  ------
     Premises................................................... $  656  $  635
     Leasehold improvements.....................................  2,996   2,753
     Furniture, fixtures and equipment..........................  7,595   7,191
     Automobiles................................................     24      24
                                                                 ------  ------
     Subtotal................................................... 11,271  10,603
     Less: accumulated depreciation and amortization............ (5,268) (3,458)
                                                                 ------  ------
     Total...................................................... $6,003  $7,145
                                                                 ======  ======

7. Foreclosed Real Estate

   Activity in the allowance for estimated real estate losses is summarized as follows for the years ended December 31 (in thousands):

                                                      1999    1998     1997
                                                     ------- -------  -------
     Balance, beginning of year..................... $   100 $    79  $    65
     Provision for estimated real estate loan
      losses........................................      16      24      108
     Recoveries.....................................     --      --         2
     Charge-offs....................................     --       (3)     (96)
                                                     ------- -------  -------
     Balance, end of year........................... $   116 $   100  $    79
                                                     ======= =======  =======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

8. Deposit Accounts

   Deposit accounts consisted of the following at December 31, (in thousands):

                                            1999                   1998
                                   ---------------------- ----------------------
                                              Weighted               Weighted
                                               Average                Average
                                   Balance  Interest Rate Balance  Interest Rate
                                   -------- ------------- -------- -------------
     Checking accounts............ $ 27,377     1.51%     $ 14,088     1.72%
     Passbook accounts............    4,541     2.10         4,642     2.35
     Money market accounts........    5,609     4.28         7,729     4.84
     Certificate accounts:
       Under $100,000.............  301,219     5.80       214,943     5.98
       $100,000 and over..........  130,113     5.93        82,031     5.50
                                   --------               --------
                                   $468,859     5.53%     $323,433     5.48%
                                   ========               ========

   The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

                                                                 1999     1998
                                                               -------- --------
     Within one year.......................................... $427,954 $291,118
     One to two years.........................................    1,861    4,048
     Two to three years.......................................      379      708
     Three to four years......................................      202      383
     Four to five years.......................................       73      139
     Thereafter...............................................      863      578
                                                               -------- --------
                                                               $431,332 $296,974
                                                               ======== ========

   Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

                                                           1999    1998    1997
                                                          ------- ------- ------
     Checking accounts................................... $   340 $   309 $  279
     Passbook accounts...................................      98     102     84
     Money market accounts...............................     292     229     88
     Certificate accounts................................  21,270  13,408  7,587
                                                          ------- ------- ------
                                                          $22,000 $14,048 $8,038
                                                          ======= ======= ======

9. Advances from Federal Home Loan Bank and Other Borrowings

   As of December 31, 1999 and 1998, the Company had an available line of credit with the Federal Home Loan Bank of San Francisco (FHLB) of $48,009,000 and $7,635,000, respectively, use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. Advances and/or the line of credit are collateralized by pledges of certain real estate loans and securities with an aggregate principal balance of $63,293,000 and $6,946,000 at December 31, 1999 and 1998, respectively.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   The following table summarizes activities in advances from the FHLB for the years ended December 31:

                                                     At or For Year Ended
                                                         December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------  --------  --------
                                                    (Dollars in thousands)
   Average balance outstanding...................  $15,363  $  1,154  $  8,284
   Maximum amount outstanding at any month-end
    during the year .............................   35,170    17,062    17,800
   Balance outstanding at end of year............      --        --      9,000
   Weighted average interest rate during the year
    .............................................     5.23%     5.02%     5.82%

   At December 31, 1999, the Company had three lines of credit available to it from commercial banks and national investment banking firms. The allowable draw amounts of the three credit lines are individually $250,000,000, $10,000,000, and $40,000,000 with expiration dates, respectively, of October 2000, November 2000, and a revolving maturity date.

   These lines of credit, which were obtained during 1997 and 1998 and renewed in 1999, bear interest at a variable rate based on LIBOR. Outstandings under the $250 million line of credit at the Bank are collateralized by loans held for sale and mortgage-backed securities. Outstandings under the $40 million and $10 million lines of credit at Life Financial are collateralized by residuals and the stock of the Bank. Subsequent to December 31, 1999, the Life Financial $40,000,000 line of credit with a revolving maturity was paid to zero and terminated and the $10,000,000 line of credit due November 2000 was paid to zero.

   These lines of credit contain certain affirmative, negative and financial covenants. Due to the sale of the residual mortgage-backed securities, the Company was in violation of certain covenants related to the $40 million and $10 million lines of credit. The Company was in compliance with all other lines of credit covenants at December 31, 1999.

   The following summarizes activities in the lines of credit:

                                                     At or For Year Ended
                                                         December 31,
                                                   --------------------------
                                                    1999      1998     1997
                                                   -------  --------  -------
                                                    (Dollars in thousands)
   Average balance outstanding.................... $30,237  $112,886  $48,765
   Maximum amount outstanding at any month-end
    during the year...............................  45,834   345,848  226,846
   Balance outstanding at end of year ............  17,873    39,977  100,170
   Weighted average interest rate during the
    year..........................................    8.48%     6.62%    6.53%

10. Subordinated Debentures

   On March 14, 1997, the Bank issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. The Debentures qualified as supplementary capital under regulations of the OTS, which capital may be used to satisfy risk-based capital requirements, until March 1998 when the Bank substituted the Company in its place as obligor on the Debentures. The Debentures are direct, unconditional obligations ranking with all other existing and future unsecured and subordinated indebtedness. They are subordinated on liquidation, as to principal and interest, and premium, if any, to all claims having the same priority as savings account holders or any higher priority.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Holders of the Debentures also have the option at September 15, 1998 to require the Company to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date.

   On September 15, 1998, holders of $8.5 million in Debentures exercised their option to have the Company repurchase their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. The gain resulting from extinguishment of this debt was not material.

11. Income Taxes

   Income taxes for the years ended December 31 consisted of the following (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  ------
   Current provision (benefit):
     Federal........................................ $ (4,280) $ 5,818  $ (317)
     State..........................................   (1,443)   2,871    (426)
                                                     --------  -------  ------
                                                       (5,723)   8,689    (743)
                                                     --------  -------  ------

   Deferred (benefit) provision:
     Federal........................................   (4,724)  (5,287)  5,685
     State..........................................     (958)  (2,674)  2,440
                                                     --------  -------  ------
                                                       (5,682)  (7,961)  8,125
                                                     --------  -------  ------
       Total income tax provision (benefit)......... $(11,405) $   728  $7,382
                                                     ========  =======  ======

   A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

                                                       1999     1998     1997
                                                     --------  -------  ------
   Statutory federal taxes.......................... $(10,235) $   625  $6,199
   State taxes, net of federal income tax benefit...   (1,561)     128   1,315
   Other............................................      391      (25)   (132)
                                                     --------  -------  ------
                                                     $(11,405) $   728  $7,382
                                                     ========  =======  ======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

                                                                1999    1998
                                                               ------  -------
   Deferred tax assets:
     Depreciation............................................. $   10  $    83
     Accrued expenses.........................................    272      297
     Allowance for loan losses................................    859      915
     Capital loss carryforward................................     60       36
     Loans held for sale......................................  3,414    1,586
     Other....................................................    --       649
                                                               ------  -------
                                                                4,615    3,566

   Deferred tax liabilities:
     Gain on sale of loans....................................    --    (3,604)
     Originated servicing rights..............................    --    (1,149)
     Federal Home Loan Bank Stock.............................   (248)    (168)
     Other....................................................    (76)
                                                               ------  -------
                                                                 (324)  (4,921)
                                                               ------  -------
                                                                4,291   (1,355)
   Less valuation allowance...................................    --       (36)
                                                               ------  -------
   Net deferred tax asset (liability)......................... $4,291  $(1,391)
                                                               ======  =======

   At December 31, 1999, the net deferred tax asset is included in other assets in the accompanying consolidated statements of financial condition. At December 31, 1998, the net deferred tax liability is included in other liabilities in the accompanying consolidated statements of financial condition.

   At December 31, 1998, a valuation allowance was recorded against the deferred tax asset related to the capital loss carryforward, as it is more likely than not that such benefit would not be realized. At December 31, 1999, the valuation allowance was no longer determined to be necessary.

   The Company's stockholders' equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Company is partially redeemed, this tax bad debt reserve which approximates $330,000 at December 31, 1999, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $116,000. It is not contemplated that the Company will make any disqualifying distributions that would result in the recapture of these reserves.

12. Commitments, Contingencies and Concentrations of Risk

   Legal Proceedings. In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. The defendants are not required to answer or otherwise respond to the Complaint until April 28, 2000.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

   The Company intends to vigorously defend against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

   The Company and the Bank are not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

   Lease Commitments. The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2006. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

     Year ending December 31:
       2000.............................................................. $  923
       2001..............................................................    830
       2002..............................................................    633
       2003..............................................................    279
       2004..............................................................    192
       Thereafter........................................................    142
                                                                          ------
                                                                          $2,999
                                                                          ======

   Rental expense under all operating leases totaled $974,000, $1,095,000, and $424,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   Employment Agreements. The Company and the Bank have negotiated employment agreements with their executive officers. These agreements provide for the payment of a base salary, a bonus based upon performance of the Company, and the payment of severance benefits upon termination.

   Lending Activities. The Company has been actively involved in the origination, purchase and sale to institutional investors of real estate secured loans. Generally, the profitability of such mortgage banking operations depends on maintaining a sufficient volume of loans for sale and the availability of purchasers. Changes in the level of interest rates and economic factors affect the amount of loans originated or available for purchase by the Company, and thus the amount of gains on sale of loans and servicing fee income. Changes in the purchasing policies of institutional investors or increases in defaults after funding could substantially reduce the amount of loans sold to such investors. Any such changes could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

   The Company's ability to originate, purchase and sell loans through its mortgage banking operations is also significantly impacted by changes in interest rates. Increases in interest rates may also reduce the amount of loan and commitment fees received by the Company. A significant decline in interest rates could also decrease the size of the Company's servicing portfolio and the related servicing income by increasing the level of prepayments. The Company does not currently utilize any specific hedging instruments to minimize exposure to fluctuations in the market price of loans and interest rates with regard to loans held for sale in the secondary mortgage market. Therefore, between the time the Company originates the loans or purchase commitments are issued, the Company is exposed to downward movements in the market price of such loans due to upward movements in interest rates.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


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

   Availability of Funding Sources--The Company funds substantially all of the loans which it originates or purchases through deposits, internally-generated funds, FHLB advances or other borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. The Company also uses the proceeds generated by the Company in selling loans in the secondary market to fund subsequent originations or purchases. On an ongoing basis, the Company explores opportunities to access credit lines as an additional source of funds. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

13. Benefit Plans

   401(k) Plan--The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were not material for the years ended December 31, 1999, 1998 and 1997.

   Cash Bonus Plan--The Company adopted a cash bonus plan (the Bonus Plan) effective February 1996. All employees except for commissioned employees and employees with employment contracts are eligible to participate. There was no cash bonus recorded during 1999 and 1998. Approximately $1,480,000 in expense was recorded pursuant to the Bonus Plan during the year ended December 31, 1997.

   Stock Option Plans--On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the 1996 Option Plan). The 1996 Option Plan authorizes the granting of options equal to 321,600 shares of common stock for issuance to executives, key employees, officers and directors. The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Bank, which change in control did not include the reorganization of the Bank into the holding company (the "Reorganization"). Awards granted to nonemployee directors are nonstatutory options. Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at a rate of 33.3% per year, beginning on November 21, 1999.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   The components of the 1996 Option Plan as of December 31, 1999, 1998, and 1997, and changes during the years then ended (as adjusted for the Reorganization), consist of the following:

                                1999               1998              1997
                          ------------------ ----------------- -----------------
                                    Weighted          Weighted          Weighted
                                    average           average           Average
                                    exercise          exercise          Exercise
                           Shares    price   Shares    price   Shares    price
                          --------  -------- -------  -------- -------  --------
Options outstanding at
 the beginning of the
 year...................   282,160   $3.33   316,200   $3.33   321,600   $3.33
 Granted................       --      --        --      --        --      --
 Exercised..............   (91,040)   3.33   (15,680)   3.33       --      --
 Forfeited..............  (126,860)   3.33   (18,360)   3.33    (5,400)   3.33
                          --------           -------           -------
Options outstanding at
 the end of the year....    64,260    3.33   282,160    3.33   316,200    3.33
                          ========           =======           =======
Options exercisable at
 the end of the year....    31,404    3.33     6,040    3.33    27,540    3.33
Weighted average
 remaining contractual
 life of options
 outstanding at end of
 year...................   7 years           8 years           9 years
Weighted average
 information for options
 granted during the
 year:
 Fair value.............       N/A               N/A               N/A

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

   The Board of Directors of the Company adopted the LIFE Financial Corporation 1997 Stock Option Plan (the 1997 Option Plan), which became effective upon the Reorganization (the 1996 Option Plan and the 1997 Option Plan will sometimes hereinafter be referred to as the Option Plans). The Board of Directors of the Company has reserved shares equal to 10% of the issued and outstanding shares of the Company giving effect to the Reorganization and the initial public offering, including Company options that were exchanged for Bank options pursuant to the 1996 Option Plan for issuance under the Option Plans.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   After the Reorganization, the Option Plans became available to directors, officers and employees of the Company, and to directors, officers and employees of its direct or indirect subsidiaries. The options granted pursuant to the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 1999, 1998 and 1997.

                                1999              1998              1997
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                                   Average           Average           Average
                                   Exercise          Exercise          Exercise
                          Shares    Price   Shares    Price   Shares    Price
                          -------  -------- -------  -------- -------  --------
Options outstanding at
 the beginning of the
 year.................... 173,500   $11.15  193,000   $11.14      --       --
  Granted................  60,000   $11.00    8,000   $11.62  194,000   $11.14
  Forfeited.............. (87,000)  $11.30  (27,500)  $11.16   (1,000)  $11.00
                          -------           -------           -------
Options outstanding at
 end of the year......... 146,500   $11.00  173,500   $11.15  193,000   $11.14
                          =======           =======           =======
Options exercisable at
 the end of the year.....       0            15,000            17,500
                          =======           =======           =======
Weighted average
 information on options
 granted during the
 year--fair value........   $2.67             $7.60             $8.37

   Options exercisable as of December 31, 1998 were due to the resignation of a senior officer. Upon resignation, the options immediately vested. Options exercisable as of December 31, 1997 were due to the retirement of one director. Upon retirement, the options immediately vested.

   The fair value of options granted under the 1997 Option Plan during 1999, 1998, and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 23.9%, 45.72% and 55.92%, respectively, risk-free interest rate of 6.5%, 5.59% and 6.45% , respectively and expected lives of 10 years for each years.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, the Company's net income
(loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                         1999     1998   1997
                                                       --------  ------ -------
     Net income (loss) to common stockholders:
       As reported.................................... $(17,839) $1,059 $10,324
       Pro forma...................................... $(18,088) $  619 $ 9,778


     Basic earnings (loss) per share:
       As reported.................................... $  (2.71) $ 0.16 $  2.11
       Pro forma...................................... $  (2.75) $ 0.09 $  2.00


     Diluted earnings (loss) per share:
       As reported.................................... $  (2.71) $ 0.16 $  2.02
       Pro forma...................................... $  (2.75) $ 0.09 $  1.91

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

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 1999 and 1998 totaled $8,438,000 and $10,969,000, respectively.

   The Company regularly enters into commitments to sell certain dollar amounts of loans to third parties under specific, negotiated terms. The terms include the minimum maturity of the loans, yield to purchaser, servicing spread to the Company, and the maximum principal amount of the individual loans. The Company typically satisfies these commitments from its current production of loans. These commitments have fixed expiration dates and may require a fee. There were no outstanding commitments to sell loans at December 31, 1999 or December 31, 1998.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


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

                                                                    1999
                                                             -------------------
                                                             Carrying Estimated
                                                              amount  Fair value
                                                             -------- ----------
                                                               (in thousands)
Assets:
  Cash and cash equivalents................................. $ 20,315  $ 20,315
  Securities held to maturity...............................   32,833    32,823
  Residual mortgage-backed securities.......................      --        --
  Loans held for sale.......................................  330,127   334,410
  Loans held for investment, net............................  103,601   103,414
  Participation contract, net...............................    4,996     4,996
  Mortgage servicing rights.................................    6,431     8,729
  Accrued interest receivable ..............................    3,676     3,676

Liabilities:
  Deposit accounts..........................................  468,859   468,985
  Other borrowings..........................................   17,873    17,873
  Subordinated debentures...................................    1,500     1,500
  Accrued interest payable..................................      155       155
Off-balance sheet unrealized gain on commitments............      --        --

                                                                    1998
                                                             -------------------
                                                             Carrying Estimated
                                                              Amount  Fair value
                                                             -------- ----------
                                                               (in thousands)
Assets:
  Cash and cash equivalents................................. $  8,152  $  8,152
  Securities held to maturity...............................    4,471     4,483
  Residual mortgage-backed securities.......................   50,296    50,296
  Loans held for sale.......................................  243,497   245,625
  Loans held for investment, net............................   90,827    91,163
  Mortgage servicing rights.................................   13,119    15,699
  Accrued interest receivable...............................    2,762     2,762

Liabilities:
  Deposit accounts..........................................  323,433   323,664
  Other borrowings..........................................   39,977    39,977
  Subordinated debentures...................................    1,500     1,500
  Accrued interest payable..................................      408       408
Off-balance sheet unrealized gain on commitments............      --        178

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


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

  Residual Mortgage-backed securities and Mortgage Servicing Rights--Fair values are estimated using discounted cash flows based on current market values.

  Participation Contract--Fair values are estimated using discounted cash flows based on the internal rate of return required by the obligor. The value is presented net of obligations under the credit guaranty.

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

  Financial Instruments with Off-Balance Sheet Risk--As of December 31, 1999 and 1998, fair values are based on quoted market prices or dealer quotes.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


16. Segment Information

   The Company's reportable segments within the financial services industry are banking, mortgage banking, and loan servicing. During 1999, the Company redefined its reportable segments and restated 1998 and 1997 for comparability purposes. Also included are the original disclosures as previously reported. Information about these segments as of or for the years ended December 31, 1999, 1998 and 1997 is as follows (dollars in thousands):

                                        For the Year Ended December 31, 1999
                                        --------------------------------------
                                                  Mortgage    Loan
                                          Bank    Banking   Servicing  Total
                                        --------  --------  --------- --------
   Non-Interest Revenues............... $  1,096  $(23,063)  $ 4,789  $(17,178)
   Interest Earned.....................   46,378         0         0    46,378
   Interest Charges....................  (25,566)        0       (11)  (25,577)
                                        --------  --------   -------  --------
       Net Interest Income (expense)...   20,812         0       (11)   20,801
                                        --------  --------   -------  --------
       Total revenue................... $ 21,908  $(23,063)  $ 4,778  $  3,623
                                        ========  ========   =======  ========
   Pre-tax segment earnings (loss)..... $  6,365  $(35,678)  $    69  $(29,244)
   Segment assets...................... $499,453  $ 39,366   $ 8,789  $547,608


                                        For the Year Ended December 31, 1998
                                                    (unaudited)
                                        --------------------------------------
                                                  Mortgage    Loan
                                          Bank    Banking   Servicing  Total
                                        --------  --------  --------- --------
   Non-Interest Revenues............... $    816  $  9,493   $ 3,874  $ 14,183
   Interest Earned.....................   41,104         0         0    41,104
   Interest Charges....................  (22,907)        0        (8)  (22,915)
                                        --------  --------   -------  --------
       Net Interest Income expense.....   18,197         0        (8)   18,189
                                        --------  --------   -------  --------
       Total revenue................... $ 19,013  $  9,493   $ 3,866  $ 32,372
                                        ========  ========   =======  ========
   Pre-tax segment earnings (loss)..... $  8,810  $ (6,609)  $  (414) $  1,787
   Segment assets...................... $357,755  $ 54,972   $15,351  $428,078


                                        For the Year Ended December 31, 1997
                                                    (unaudited)
                                        --------------------------------------
                                                  Mortgage    Loan
                                          Bank    Banking   Servicing  Total
                                        --------  --------  --------- --------
   Non-Interest Revenues............... $    507  $ 25,416   $ 1,307  $ 27,230
   Interest Earned.....................   21,146         0         0    21,146
   Interest Charges....................  (12,823)        0        (7)  (12,830)
                                        --------  --------   -------  --------
       Net interest Income (expense)...    8,323         0        (7)    8,316
                                        --------  --------   -------  --------
       Total revenue................... $  8,830  $ 25,416   $ 1,300  $ 35,546
                                        ========  ========   =======  ========
   Pre-tax segment earnings (loss)..... $  2,194  $ 16,966   $(1,454) $ 17,706
   Segment assets...................... $339,962  $ 46,752   $10,357  $397,071

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


   Information regarding previously reported segments for 1998 and 1997 are presented below. 1999 is presented for comparability purposes.

                                       For the Year Ended
                              --------------------------------------
                                        December 31, 1999
                              --------------------------------------
                                       Mortgage  Mortgage  Mortgage
                                       Financing Financing Financing
                               Bank    Portfolio Liberator   Other    Total
                              -------  --------- --------- --------- --------
   Revenue for the year...... $ 3,320   $ 5,175  $ 15,315  $  5,391  $ 29,201
   Interest income...........   2,799     8,714    25,789     9,077    46,379
   Interest expense..........  22,044       707     2,091       735    25,577
   Net income (loss) for the
    year..................... (20,743)      581     1,719       604   (17,839)
   Assets employed at year
    end...................... $66,087   $96,042  $270,342  $115,137  $547,608

                                           For the Year Ended
                                  -------------------------------------
                                           December 31, 1998
                                  -------------------------------------
                                          Mortgage  Mortgage  Mortgage
                                          Financing Financing Financing
                                   Bank   Portfolio Liberator   Other    Total
                                  ------  --------- --------- --------- -------
   Revenue for the year.........  $4,037   $13,069   $32,644   $5,537   $55,287
   Interest income..............   3,440     9,737    24,123    3,804    41,104
   Interest expense.............   1,962     5,139    13,142    2,672    22,915
   Net income (loss) for the
    year........................  (2,557)    1,387     2,767     (538)    1,059
   Assets employed at year-end..  36,121   110,074   247,375   34,517   428,078

                                           For the Year Ended
                                  -------------------------------------
                                           December 31, 1997
                                  -------------------------------------
                                          Mortgage  Mortgage  Mortgage
                                          Financing Financing Financing
                                   Bank   Portfolio Liberator   Other    Total
                                  ------  --------- --------- --------- -------
   Revenue for the year.........  $4,897   $9,330    $29,377   $4,772   $48,376
   Interest income..............   2,779    3,342     10,513    4,512    21,146
   Interest expense.............   2,252    1,924      6,055    2,599    12,830
   Net income (loss) for the
    year........................  (2,039)   3,639     11,566   (2,842)   10,324
   Assets employed at year-end..  50,547   83,698    236,821   26,005   397,071

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


17. Earnings (Loss) Per Share

   A reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share computations is as follows (in thousands, except per share data):

   Earnings per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the Reorganization.

                                              Loss        Shares     Per share
                                           (numerator) (denominator)  amount
                                           ----------- ------------- ---------
   Year ended December 31, 1999:
     Net loss applicable to loss per
      share...............................  $(17,839)
                                            --------
   Basic per share
     Loss available to common
      stockholders........................   (17,839)      6,575      $(2.71)
                                                                      ======
   Effect of dilutive securities
     Stock option plans anti-dilutive.....                     0
                                                           -----
   Diluted loss per share
     Loss available to common
      stockholders........................  $(17,839)      6,575      $(2.71)
                                            ========       =====      ======
                                             Income       Shares     Per share
                                           (numerator) (denominator)  amount
                                           ----------- ------------- ---------
   Year ended December 31, 1998:
     Net earnings applicable to earnings
      per share...........................  $  1,059
                                            --------
   Basic earnings per share
     Earnings available to common
      stockholders........................     1,059       6,555      $ 0.16
                                                                      ======
   Effect of dilutive securities
     Stock option plans...................                   251
                                                           -----
   Diluted earnings per share
     Earnings available to common
      stockholders plus assumed
      conversions.........................  $  1,059       6,806      $ 0.16
                                            ========       =====      ======
                                             Income       Shares     Per share
                                           (numerator) (denominator)  amount
                                           ----------- ------------- ---------
   Year ended December 31, 1997:
     Net earnings applicable to earnings
      per share...........................  $ 10,324
                                            --------
   Basic earnings per share
     Earnings available to common
      stockholders........................    10,324       4,885      $ 2.11
                                                                      ======
   Effect of dilutive securities
     Stock option plans...................                   223
                                                           -----
   Diluted earnings per share
     Earnings available to common
      stockholders plus assumed
      conversions.........................  $ 10,324       5,108      $ 2.02
                                            ========       =====      ======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999


18. Parent Company Financial Information

                           LIFE FINANCIAL CORPORATION
                             (Parent company only)

                                                       December 31,
                                                     ------------------
                                                       1999      1998
                                                     --------  --------
STATEMENTS OF FINANCIAL CONDITION
ASSETS:
  Cash and cash equivalents......................... $    441  $    566
  Residual mortgage backed securities...............      --     50,296
  Investment in subsidiaries........................   32,545    27,315
  Other assets......................................   23,990     4,109
                                                     --------  --------
    TOTAL ASSETS.................................... $ 56,976  $ 82,286
                                                     ========  ========
LIABILITIES:
  Other borrowings.................................. $ 19,373  $ 27,832
  Accrued expenses and other liabilities............    3,141     2,456
                                                     --------  --------
    TOTAL LIABILITIES...............................   22,514    30,288
    TOTAL STOCKHOLDERS' EQUITY......................   34,462    51,998
                                                     --------  --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...... $ 56,976  $ 82,286
                                                     ========  ========

                                                      Year ended December 31,
                                                     ---------------------------
                                                       1999      1998     1997
                                                     --------  --------  -------
STATEMENTS OF OPERATIONS:
INTEREST INCOME..................................... $  3,310  $  6,461  $   185
INTEREST EXPENSE....................................    2,489     2,440       80
                                                     --------  --------  -------
    Net interest income.............................      821     4,021      105
NONINTEREST INCOME (LOSS)...........................  (32,058)  (10,233)  14,088
NONINTEREST EXPENSE.................................    3,091     1,903    1,308
EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES.......    3,075     5,763    2,760
                                                     --------  --------  -------
EARNINGS (LOSS) BEFORE INCOME TAX EXPENSE...........  (31,253)   (2,352)  15,645
INCOME TAX EXPENSE (BENEFIT)........................  (13,414)   (3,411)   5,321
                                                     --------  --------  -------
NET EARNINGS (LOSS)................................. $(17,839) $  1,059  $10,324
                                                     ========  ========  =======

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

                           LIFE FINANCIAL CORPORATION
                             (Parent company only)

                        SUMMARY STATEMENTS OF CASH FLOWS

                                                  1999      1998       1997
                                                --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................ $(17,839) $   1,059  $  10,324
  Adjustments to reconcile net income (loss) to
   cash provided by (used in) operating
   activities:
    Gain (loss) on sale and securitization of
     loans held for sale.......................      --      10,616    (13,631)
    Equity in net earnings (loss) of
     subsidiaries..............................   (3,075)    (5,763)    (2,760)
    Purchase of loans held for sale, net of
     loan fees.................................      --    (462,074)  (324,795)
    Proceeds from sales and securitization of
     loans held for sale.......................      --     436,948    319,941
    Net accretion of residual mortgage-backed
     securities................................   (3,313)    (6,984)    (1,622)
    Net unrealized and realized losses/(gains)
     on residual mortgage-backed securities ...   36,471     16,550       (448)
    (Decrease) increase in accrued expenses and
     other liabilities.........................   (1,480)      (896)     3,352
    Increase in other assets...................  (12,558)    (2,171)    (3,493)
                                                --------  ---------  ---------
      Net cash provided by (used in) operating
       activities..............................   (1,794)   (12,715)   (13,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of residual mortgage-backed
   securities from the Bank....................      --         --     (23,243)
  Capital contributions to subsidiaries........   (2,155)       --     (11,075)
  Cash received on desecuritization of residual
   mortgage-backed securities..................   11,980        --         --
                                                --------  ---------  ---------
      Net cash used in investing activities....    9,825        --     (34,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from other borrowings...........   (8,459)    12,295     15,537
  Net proceeds from issuance of common stock...      303         53     32,846
                                                --------  ---------  ---------
      Net cash provided by (used in) financing
       activities..............................   (8,156)    12,348     48,383
                                                --------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS......     (125)       367        933
CASH AND CASH EQUIVALENTS, beginning of year...      566        933
                                                --------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year......... $    441  $     566  $     933
                                                ========  =========  =========

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

         For Each of the Three Years in Period Ended December 31, 1999

19. Quarterly Results of Operations (Unaudited)

   The following is a summary of quarterly results for the years ended December 31.

                                                 First  Second   Third  Fourth
                                                Quarter Quarter Quarter Quarter
                                                ------- ------- ------- -------
                                                (In thousands, except per share
                                                             data)
1999
  Interest Income.............................. $11,329 $12,696 $10,432 $11,921
  Interest Expense.............................   5,783   6,565   6,156   7,073
  Provision for estimated loan losses..........     458   1,750     430   2,744
  Noninterest income...........................   1,979   4,787   6,354 (30,298)
  Net earnings (loss)..........................     684   1,759   1,037 (21,319)
  Earnings (loss) per share:
    Basic......................................    0.10    0.27    0.16   (3.23)
    Diluted....................................    0.10    0.27    0.16   (3.23)

1998
  Interest Income.............................. $ 9,371 $10,145 $11,842 $ 9,746
  Interest Expense.............................   5,340   5,554   6,951   5,070
  Provision for estimated loan losses..........   1,630      --     736   1,800
  Noninterest income...........................   9,325   4,507   7,384  (7,033)
  Net earnings (loss)..........................   3,715   1,521   2,535  (6,712)
  Earnings (loss) per share:
    Basic......................................    0.57    0.23    0.39   (1.02)
    Diluted....................................    0.54    0.22    0.37   (1.01)

   During the quarter ended December 31, 1998, the Company recorded net unrealized losses on residual mortgage-backed securities of $9.9 million.

   During the quarter ended December 31, 1999, transactions consisted of:

    (1) On December 31, 1999, the Company sold its residual mortgage-backed securities resulting in a one-time after tax charge of $16.8 million.

    (2) The Company recorded a provision for loan losses of $2.7 million.

    (3) The Company recorded an unrealized loss in its loans held for sale portfolio of $3.0 million related to lower of cost or market adjustments.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   As reported in 8-K dated October 7, 1999, Deloitte & Touche LLP, resigned as the Company's independent accountant. During the Company's two most recent fiscal years and through October 7, 1999, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

   Deloitte & Touche LLP's reports on the Company's financial statements for the fiscal years ended December 31, 1998 and 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   During the Company's two most recent fiscal years and through October 7, 1999, Deloitte & Touche LLP did not advise the Company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

   As reported in 8-K dated October 22, 1999, Grant Thornton LLP was engaged as the Company's independent accountants for the fiscal year ended December 31, 1999, to audit the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

   The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2000, which will be filed within 120 days after the end of the Registrant's fiscal year.

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

          3.1 Certificate of Incorporation of LIFE Financial Corporation*

          3.2 Bylaws of LIFE Financial Corporation*

          4.0 Stock Certificate of LIFE Financial Corporation*

         21.0 Subsidiary information is incorporated herein by reference to "Part I--Subsidiaries"

         23.1 Consent of Deloitte & Touche LLP

         23.2 Consent of Grant Thornton LLP

         27.0 Financial Data Schedule

      (b) Reports on Form 8-K
--------
* Incorporated herein by reference into this document from the Exhibits to Form S-4 Registration Statement, filed on January 27, 1997 and any amendments thereto, Registration No. 333-20497.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIFE FINANCIAL CORPORATION

                                                 /s/ Robert K. Riley
                                          By: _________________________________
                                              President and Chief Executive
                                                         Officer

DATED: March 31, 2000

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Robert K. Riley            President and Chief           March 31, 2000
____________________________________  Executive Officer
          Robert K. Riley             (principal executive
                                      officer)

      /s/ W. Todd Peterson           Executive Vice President and  March 31, 2000
____________________________________  Chief Financial Officer
          W. Todd Peterson            (principal financial and
                                      accounting officer)

     /s/ Ronald G. Skipper           Chairman of the Board         March 31, 2000
____________________________________
         Ronald G. Skipper

      /s/ John D. Goddard            Director                      March 31, 2000
____________________________________
          John D. Goddard


     /s/ Milton E. Johnson           Director                      March 31, 2000
____________________________________
         Milton E. Johnson

      /s/ Edgar C. Keller            Director                      March 31, 2000
____________________________________
          Edgar C. Keller