Form 10-Q
period 2000-03-31
LIFE FINANCIAL CORP
filed 2000-05-15
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

     (X) Yes   ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,668,436 shares of common stock, par value $0.01 per share, were outstanding as of May 10, 2000.

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX

PART I    FINANCIAL INFORMATION                                             PAGE

Item 1    Consolidated Balance Sheets:
          March 31, 2000 (unaudited) and December 31, 1999................    1

          Consolidated Statements of Earnings
          For the Three months ended March 31, 2000 and 1999 (unaudited)..    2

          Consolidated Statements of Cash Flows:
          For the Three months ended March 31, 2000
          and 1999 (unaudited)............................................    3

          Consolidated Statements of Stockholders' Equity
          For the Three months ended March 31, 2000 (unaudited)...........    4

          Average Balance Sheets for the Three months ended
          March 31, 2000 and 1999 (unaudited).............................    5

          Notes to Consolidated Financial Statements (unaudited) .........    6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................    9

Item 3    Quantitative and Qualitative Disclosures About Market Risk......   15

PART II   OTHER INFORMATION

Item 1    Legal Proceedings...............................................   15

Item 2    Changes in Securities and Use of Proceeds.......................   16

Item 3    Defaults Upon Senior Securities.................................   16

Item 4    Submission of Matters to a Vote of Security Holders.............   16

Item 5    Other Information...............................................   16

Item 6    Exhibits and Reports on Form 8-K................................   16

Item 1.  Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                          (UNAUDITED)
                                                                            March 31        December 31
                                                                              2000             1999
                                                                            --------        -----------
ASSETS
Cash and cash equivalents                                                   $  6,506           $ 20,315
Investment securities                                                         49,431             32,833
Loans:
      Loans held for sale                                                    162,966            330,727
      Loans held for investment, net                                         247,127            103,601
Mortgage servicing rights                                                      5,961              6,431
Accrued interest receivable                                                    3,676              3,676
Foreclosed real estate - net                                                   1,752              2,214
Premises and equipment, net                                                    5,526              6,003
Current tax receivable                                                         3,796             18,653
Accounts receivable, mortgage-backed securities residual sale                      -             10,127
Other assets                                                                  19,683             13,028
                                                                            --------           --------
TOTAL ASSETS                                                                $506,424           $547,608
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                                            $455,079           $468,859
Other borrowings                                                               3,300             17,873
Subordinated debentures                                                        1,500              1,500
Accrued expenses and other liabilities                                        11,729             24,914
                                                                            --------           --------
Total liabilities                                                            471,608            513,146
                                                                            --------           --------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no
 shares outstanding                                                         $      -           $      -
Common stock, $.01 par value; 25,000,000 shares authorized;                       67                 67
 6,668,436 (2000) and 6,568,436 (1999) shares issued and outstanding
Additional paid-in capital                                                    42,575             42,525
Accumulated deficit                                                           (7,826)            (8,130)
Accumulated adjustments to stockholders' equity                                    -                  -
                                                                            --------           --------
Total stockholders' equity                                                    34,816             34,462
                                                                            --------           --------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $506,424           $547,608
                                                                            ========           ========

        Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                        Three Months Ended
                                                   --------------------------
                                                    March 31        March 31
INTEREST INCOME:                                      2000            1999
-------------------------------------------------------------      ----------
Loans                                              $   11,250      $    9,358
Other interest-earning assets                             511           1,971
                                                   ----------      ----------
      Total interest income                            11,761          11,329

INTEREST EXPENSE:
Interest-bearing deposits                               6,530           4,920
Loan and securities repurchase advances                   476             242
Subordinated debentures and other                         215             621
                                                   ----------      ----------
      Total interest expense                            7,221           5,783
                                                   ----------      ----------
                       NET INTEREST INCOME              4,540           5,546

PROVISION FOR LOAN LOSSES                                   -             458
                                                   ----------      ----------

NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         4,540           5,088

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income          1,047           1,121
Bank and other fee income                                 118              75
Net gain/(loss) from mortgage banking                     400           2,444
Net gain/(loss) on Mortgage-backed securities              18          (1,709)
Other income                                              201              48
                                                   ----------      ----------
      Total noninterest income                          1,784           1,979

NONINTEREST EXPENSE
Compensation and benefits                               3,174           2,942
Premises and occupancy                                  1,175             970
Data processing                                           317             401
Net loss/(gain) on foreclosed real estate                 (32)              3
Other expense                                           1,150           1,539
                                                   ----------      ----------
      Total noninterest expense                         5,784           5,855
                                                   ----------      ----------


INCOME BEFORE INCOME TAXES                                540           1,212
PROVISION FOR INCOME TAXES                                236             528
                                                   ----------      ----------
NET INCOME (LOSS)                                  $      304      $      684
                                                   ==========      ==========

Earnings per common share
      Basic average shares outstanding              6,667,612       6,562,396
      Basic earnings(loss) per share               $     0.05      $     0.10
      Diluted average shares outstanding            6,671,055       6,627,073
      Diluted earnings(loss) per share             $     0.05      $     0.10

        Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                        2000               1999
                                                                         ---------          ---------
Net Income                                                               $     304          $     684
Adjustments to net income
   Depreciation                                                                616                457
   Provision for loan losses                                                   ---                458
   Accretion of deferred fees                                                 (629)               (75)
   Provision for estimated losses on foreclosed real estate                    ---                (17)
   (Gain) loss on sale of foreclosed real estate                                36                179
   Gain on sale and securitization of loans held for sale                      ---             (2,444)
   Net unrealized losses (gains) on residual assets                            ---              1,709
   Net accretion of residual assets                                            ---             (1,674)
   Change in allowance on mortgage servicing rights                            ---                 68
   Amortization of mortgage servicing rights                                   494              1,024
   Purchase and origination of loans held for sale                        (206,620)          (210,960)
   Proceeds from the sales of loans held for sale                          205,910            105,089
   Write-off loans held for sale                                            (3,000)               ---
   (Increase) decrease in accrued interest receivable                          ---               (396)
   Deferred income taxes                                                       ---                528
   Increase (decrease) in accrued expenses & other liabilities             (12,947)             1,879
   Federal Home Loan Bank stock dividend                                       (38)               (33)
   (Increase) decrease in other assets                                      18,283               (470)
                                                                         ---------          ---------
      Net cash provided by (used in) operating activities                    2,409           (103,994)
                                                                         ---------          ---------

CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans                                                 28,090             28,554
Principal payments on securities                                               803                ---
Proceeds from the sale of foreclosed real estate                               694              1,311
Purchase of securities held to maturity                                    (47,318)               ---
Proceeds from maturities of securities held to maturity                     29,955              1,000
Additions to premise and equipment, net                                       (139)               (38)
                                                                         ---------          ---------
      Net cash provided by (used in) investing activities                   12,085             30,827
                                                                         ---------          ---------
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts                                           (13,780)            91,061
Repayment of other borrowings                                              (16,873)           (13,045)
(Repayments of) proceeds from FHLB advances                                  2,300             20,000
Net proceeds from issuance of common stock                                      50                ---
                                                                         ---------          ---------
      Net cash provided by (used in) financing activities                  (28,303)            98,016
                                                                         ---------          ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (13,809)            24,849

CASH AND CASH EQUIVALENTS, beginning of period                              20,315              8,152
                                                                         ---------          ---------
CASH AND CASH EQUIVALENTS, end of period                                 $   6,506          $  33,001
                                                                         =========          =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                            $   6,828          $   6,013
                                                                         =========          =========

Income taxes paid                                                        $     ---          $   1,273
                                                                         =========          =========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment          $ 139,012          $     ---
                                                                         =========          =========
Transfers from loans to foreclosed real estate                           $     481          $   1,155
                                                                         =========          =========

        Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                   Additional                          Accumulated           Total
                                       Common       Paid-in         Accumulated           Other          Stockholders'
                                       Stock        Capital           Deficit          Adjustments           Equity
                                  --------------------------------------------------------------------------------------

BALANCE, December 31, 1999               $67         $42,525         $(8,130)             $  ---             $34,462

Exercise of stock options                ---              50             ---                 ---                  50
Net income (comprehensive income)        ---             ---             304                 ---                 304
                                  --------------------------------------------------------------------------------------

BALANCE, March 31, 2000                  $67         $42,575         $(7,826)             $  ---             $34,816
                                  ======================================================================================


Accompanying notes are an integral part of these consolidated financial statements.

Average Balance Sheets.  The following tables set forth certain information
----------------------
relating to the Company for the three month period ended March 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.


                                                                  (Unaudited)                                   (Unaudited)
                                                               Three Months Ended                            Three Months Ended
             (Dollars in thousands)                              March 31, 2000                                March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


Assets                                          Average                      Average         Average                      Average
                                                Balance      Interest      Yield/Cost        Balance       Interest      Yield/Cost
                                            -----------      --------      -----------      ---------      --------      -----------

Interest-earning assets:
  Cash and cash equivalents                    $  5,986       $   115            7.68%       $ 18,399       $   232            5.04%
  Investment securities, net                     27,569           396            5.75%          4,483            65            5.80%
  Loans receivable, net                         463,189        11,250            9.72%        380,077         9,358            9.85%
  Residual mortgage-backed securities                 0             0            0.00%         50,296         1,674           13.31%
                                            -----------      --------       ----------       --------      --------      -----------
  Total interest-earning assets                 496,744        11,761            9.47%        453,255        11,329           10.00%

Non-interest-earning assets                      64,513                                        60,694
                                            -----------                                      --------
       Total assets                            $561,257                                      $513,949
                                            ===========                                      ========


Liabilities and Equity:
  Interest-bearing liabilities:
    Interest-bearing deposits                    32,586           175            2.15%         26,615           172            2.59%
    Certificate accounts                        428,906         6,355            5.93%        354,496         4,748            5.36%
                                            -----------      --------        ---------       --------      --------      -----------
     Total interest-bearing deposits            461,492         6,530            5.66%        381,111         4,920            5.16%

     Loan and securities repurchase advances     30,710           476            6.20%         18,369           242            5.27%
    Subordinated debentures and other
    borrowings                                    6,885           215           12.49%         28,250           621            8.79%
                                            -----------      --------       ----------       --------      --------      -----------
 Total interest-bearing liabilities             499,087         7,221            5.79%        427,730         5,783            5.41%

Non-interest-bearing liabilities                 25,835                                        32,633
                                            -----------                                      --------
     Total liabilities                          524,922                                       460,363

Equity                                           36,335                                        53,586
                                            -----------                                      --------
  Total liabilities and equity                 $561,257                                      $513,949
                                            ===========                                      ========


Net interest income                                           $ 4,540                                       $ 5,546
                                                             ========                                      ========

Net interest rate spread                                                         3.68%                                         4.59%
Net interest margin                                                              3.66%                                         4.89%
Ratio of interest-earning assets
  To interest-bearing liabilities                                               99.53%                                       105.97%

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                 (UNAUDITED)
Note 1 - Basis of Presentation:
-------------------------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     Certain amounts reflected in the consolidated financial statements for the three-month period ended March 31, 1999 have been reclassified to conform to the presentation for the three-month period ended March 31, 2000.

Note 2 - Mortgage and Other Securities (Unaudited)
--------------------------------------------------

     A summary of the Company's held to maturity securities as of March 31, 2000 and December 31, 1999 follows:

                                                                      March 31, 2000
                                         -----------------------------------------------------------------------------------
                                                Amortized              Unrealized          Amortized            Estimated
(Dollars in thousands)                            Cost                   Gain                Loss              Market Value
---------------------------------------- ----------------------    ----------------    ---------------    ---------------------
          Securities held to maturity
             US Treasury and other agency                    -                   -                  -                        -
                securities
             Mortgage-backed securities                 46,521                   -                156                   46,365
             Other securities                            2,910                   -                  -                    2,910
                                            ===================    ================    ===============    =====================
     Total securities held to maturity                 $49,431                  $-               $156                  $49,275
                                            ===================    ================    ===============    =====================


                                                                     December 31,  1999
                                           -----------------------------------------------------------------------------------
                                                Amortized            Unrealized          Unrealized            Estimated
                                                   Cost                 Gain                Loss              Market Value
                                           -------------------    ----------------    ---------------    ---------------------
     Securities held to maturity
          US Treasury and other agency
           securities                                   29,955                  -                 10                   29,945
          Mortgage-backed securities                         5                  -                  -                        5
          Other securities                               2,873                  -                  -                    2,873
                                           -------------------    ----------------    ---------------    ---------------------


     Total securities held to maturity                 $32,833                 $-                $10                  $32,823
                                           ===================    ================    ===============    =====================

     The Company's mortgage-backed securities increased from $5 thousand at December 31, 1999 to $46.5 million as of March 31, 2000. The increase in securities resulted from the acquisition of $32.7 million FNMA and $13.9 million GNMA adjustable rate mortgage-backed securities, offset by monthly cash distributions. US Treasury securities decreased from $29.9 million at December 31, 1999 to zero as of March 31, 2000 as a result scheduled maturities.

Note 3 - Loan Originations and Sales (Unaudited)
------------------------------------------------

  A summary of the Company's loan originations and sales for the indicated quarters follows:

                                                     Quarter Ended                 Quarter Ended              Quarter Ended
(Dollars in thousands)                              March 31, 2000               December 31, 1999            March 31, 1999
--------------------------------------       -------------------------      -----------------------     ----------------------
Beginning balance, gross                                      $458,556                      365,313                   $337,554
   Loans originated and purchased:
     One to four family                                        189,063                      278,300                    188,932
     Other loans                                                17,557                       17,797                     21,983
  Quarterly Production                                         206,620                      296,097                    210,915
                                             -------------------------      -----------------------     ----------------------
         Total Loans Receivable                                665,176                      661,410                    548,469
Less:
  Principal repayments                                          24,478                       22,089                     21,924
  Whole loan sales                                             205,910                      179,616                    105,089
  Transfers to REO                                                 481                        1,149                      1,156

Ending balance, gross                                          434,307                      458,556                    420,300

   Loans in process, loan fees                                 (21,465)                     (21,479)                    (8,315)
   Allowance for loan losses                                    (2,749)                      (2,749)                    (2,586)
                                             -------------------------      -----------------------     ----------------------
Total Loans receivable, net                                   $410,093                     $434,328                   $409,399
                                             =========================      =======================     ======================

Note 4 - Mortgage Servicing Rights (Unaudited)
----------------------------------------------

  The activity for the Company's mortgage servicing rights was as follows.

                 (Dollars in thousands)                       Three Months Ended
Mortgage Servicing Rights                                       March 31, 2000
                                                           ---------------------
     Balance at December 31, 1999                                         $7,180
     Additions                                                                24
     Scheduled Amortization                                                 (494)
     Adjustment in Valuation                                                ----
                                                           ---------------------
     Balance before valuation reserve at March 31,
     2000                                                                  6,710
                                                           ---------------------

Reserve for  Impairment of Mortgage Servicing Rights
     Balance at December 31, 1999                                           (749)
     Reductions (additions)                                                 ----
                                                           ---------------------
     Balance at March 31, 2000                                              (749)
                                                           =====================
     Mortgage Servicing Rights, net                                       $5,961
                                                           =====================


Note 5 - Earnings Per Share (Unaudited)
---------------------------------------

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options by the weighted-average number of common shares outstanding for the period.

     Earnings per share reconciliation is as follows:

                                    For the Three Months Ended March 31,
(dollars in thousands,           -------------------------------------------------------------------------------------------------
Except share data):                                2000                                          1999
------------------- --------------------------------------------------    ------------------------------------------------------

                      Net                                 Per Share               Net                                   Per Share
                    Earnings             Shares            Amount               Earnings                Shares           Amount
                   ---------------   ---------------   --------------    ------------------------   ---------------   --------------


Net Earnings                $304                                                            $684
                  ================                                       ========================


Basic EPS Earnings available
  To common stockholders    $304             6,668             $0.05                        $684            6,562           $0.10
                                                       ==============                                                 ==============



Effect of Dilutive Stock
  Options                   $   -                 3                                         $  -                65
                  ----------------   ---------------                     ------------------------   ---------------


Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions      $304               6,671              $0.05                      $684             6,627            $0.10
                  ================   ===============    ==============  ========================   ===============   ==============



     Note 6 - Segment Information (Unaudited)
     ----------------------------------------

     The Company's reportable operating segments within the financial services industry are banking, mortgage banking and loan servicing activities. Information about these segments for the three months ended March 31, 2000 and December 31, 1999 is as follows:

                                                                         For the Three Months Ended
                             ------------------------------------------------------------------------------------------------------

                                                       March 31, 2000                                            December 31, 1999
                             ------------------------------------------------------------------------------------------------------

                                            Mortgage       Loan                                 Mortgage       Loan
(Dollars in thousand)           Bank        Banking      Servicing      Total        Bank       Banking      Servicing      Total
------------------------------------------------------------------------------------------------------------------------------------

Non-Interest Revenues         $    312       $   422       $1,050      $  1,784    $    196     $(31,920)     $1,426      $(30,298)

Interest Earned                 11,761           -            -          11,761      11,921          -           -          11,921
Interest Charges                (7,221)          -            -          (7,221)     (7,068)         -            (5)       (7,073)
                              --------       -------       ------      --------    --------     --------      ------      --------
    Net interest Income
    (expense)                    4,540           -            -           4,540       4,853          -            (5)        4,848
                              --------       -------       ------      --------    --------     --------      ------      --------

    Total revenue             $  4,852       $   422       $1,050      $  6,324    $  5,049     $(31,920)     $1,421      $(25,450)
                              ========       =======       ======      ========    ========     ========      ======      ========

Segment earnings (pre-tax)    $  1,673       $(1,510)      $  377      $    540    $   (307)    $(35,307)     $  161      $(35,453)

Segment assets                $480,221       $18,320       $7,883      $506,424    $499,453     $ 39,366      $8,789      $547,608

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

Note 8 - Subsequent Events
--------------------------

  None


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

     The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. The Bank currently has six retail bank branches located in Orange, San Bernardino and Riverside Counties, California. Additionally, the Bank conducts its national mortgage banking and loan servicing business from its corporate headquarters in Riverside, California.

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

     The loan servicing division services approximately $1.2 billion in mortgage and consumer loans. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

     The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loans and investment portfolio, gains recognized on whole loan sales, and servicing fee income.

FINANCIAL CONDITION
-------------------

     Total assets of the Company decreased from $547.6 million at December 31, 1999 to $506.4 million as of March 31, 2000. The net change resulted primarily from decreased cash and cash equivalents, loans, and accounts receivable related to the residual mortgage-backed securities sale that occurred in December 1999 offset by an increase in the mortgage-backed securities portfolio.

     Total liabilities of the Company decreased from $513.1 million at December 31, 1999 to $471.6 million at March 31, 2000. The net change resulted from the elimination of $17.9 million of revolving line of credit outstandings and callable residual financings as a result of the sale of the residual mortgage-backed securities.

Loan Production, Sales and Securitizations
------------------------------------------

    Loan originations and purchases for the quarter ended March 31, 2000 were $206.7 million compared to $296.1 million in loans originated and purchased for the quarter ended December 31, 1999. During the previous two quarters, the Bank reduced its exposure in second trust, commercial and multifamily mortgage products. Throughout the fourth quarter of 1999 and first quarter 2000, the Bank sold $78.1 million second trust mortgage loans and $27.4 million commercial/multifamily mortgage loans reducing outstandings to $48.4 million and $20.7 million, respectively. As of March 31, 2000, the Bank transferred $123.9 million of first trust mortgage product and $15.1 million of second trust mortgage product to its held for investment portfolio. The transfer increased loans held for investment to $249.9 million at March 31, 2000 compared to $106.4 million for the quarter earlier period. Subsequent to the transfer, the Bank's loans held for sale portfolio was $163.0 million comprised primarily of first trust mortgage product with average seasoning of less than one month.

Loan Loss Allowance and Credit Quality
--------------------------------------

     The allowance for loan losses was $2.7 million for the period ended March 31, 2000, compared to $2.7 million at December 31, 1999. The March 31, 2000 allowance for loan losses as a percent of total non-performing loans was 95.75%, compared to 68.4% at December 31, 1999. Non-performing loans as a percent of gross loans was 0.66% at March 31, 2000, compared to 0.88% for the quarter earlier period. LIFE Bank's 30+ day delinquency rate at March 31, 2000 was 1.68%, compared to 1.96% at December 31, 1999. The reduced delinquency rate was the result of the sale of sub- and non-performing loans held in the Bank's available for sale portfolio.

     The Company's determination of the level of the allowance and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience, industry trends and LIFE Bank's ongoing examination process. Given the composition of the Company's loan portfolio at March 31, 2000, the $2.7 million loan loss allowance was considered adequate to cover losses inherent in the Company's loan portfolio at March 31, 2000. However, no assurance can be given, that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan loss allowance. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

     The table below summarizes the changes to the Company's loan loss allowance related to loans held for investment for the three months ended March 31, 2000. Loans held for sale loan losses and recoveries in the amount of $289 thousand for the three months ended March 31, 2000 were taken as charges to net gain/(loss) from mortgage banking.

LOAN LOSS ALLOWANCE (dollars in thousands)
------------------------------------------

Balance as of December 31, 1999                $2,749
Add:
     Provision for loan losses                      0
     Recoveries of previous charge-offs             0
Less:
     Transfers to REO specific reserve              0
     Charge-offs                                    0
                                               ------
Balance as of March 31, 2000                   $2,749
                                               ======

The table below summarizes the Company's composition of non-performing assets for the periods indicated.

COMPOSITION OF NON-PERFORMING ASSETS
------------------------------------

                                    At March 31       At December 31     At  March 31
                                    -----------       -------------      ------------
                                       2000                1999              1999
                                    -----------       -------------      ------------
Non-accrual loans:
   Residential real estate:
      One to four family
         1st Trust Deeds                 $1,480              $1,248           $ 7,059
         2nd Trust Deeds                  1,315               1,214               386
      Multi-family                            0                 198                 0
   Commercial and land                        0                   0               131
   Other loans                               76                  27               168
                                    -----------       -------------      ------------
     Total non accrual loans              2,871               2,687             7,744
   In process foreclosure                     0               1,331             1,338
                                    -----------       -------------      ------------
      Total non-performing loans          2,871               4,018             9,082
REO, net (1)                              1,752               2,214             1,580
                                    -----------       -------------      ------------
     Total non-performing assets         $4,623              $6,232           $10,662
                                    ===========       =============      ============

Allowance for estimated loan
  Losses as a percent of gross
  Loans held for investment                1.00%               2.09%             2.35%

Allowance for estimated loan
  Losses as a percent of total
  Non-performing loans (3)                95.75%              68.43%            28.47%

Non-performing loans as a
  Percent of gross loans

  Receivable (2)                           0.66%               0.88%             2.16%

Non-performing assets as a
  Percent of total assets (4)              0.91%               1.14%             2.01%

--------------
(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(3) Non-performing loans consisted of all loans 90 days or more past due, foreclosures in process less than 90 days past due and all other non-accrual loans.
(4) Non-performing assets is comprised of non-performing loans and foreclosed real estate.

Mortgage and Other Securities
-----------------------------

     The Bank's held-to-maturity securities portfolio increased from $32.8 million at December 31, 1999 to $49.4 million as of March 31, 2000. The 50.6% increase is the beginning of the Bank's transition of the balance sheet and liquidity profile by building its held-to-maturity mortgage-backed securities portfolio. At March 31, 2000 the portfolio represented 9.3% of total Bank assets and consisted of $32.7 million FNMA and $13.9 million GNMA adjustable rate mortgage-backed securities. The portfolio will modestly augment interest income and through repurchase agreements will provide short-term liquidity to better manage the Bank's balance sheet and net interest margin which is impacted from timing differences related to mortgage loan originations and sales. Additionally, the portfolio reduces the Bank's dependence on third-party warehouse lines to fund its mortgage banking operations.

Liabilities and Stockholders' Equity
------------------------------------

     Total Bank deposits for the quarter ended March 31, 2000 were $455.9 million, compared to $469.4 million at December 31, 1999. The Bank's strategy continues to focus heavily on increasing retail and core deposits to reduce reliance on wholesale certificates of deposit and other borrowings. The 2.9% decrease in total deposits from December 31, 1999 was primarily due to reduced outstandings in wholesale certificates of deposit. The ratio of retail deposits to total deposits increased to 58.8% at March 31, 2000, compared to 52.4% for the period ended December 31, 1999.

     Accrued expenses and other liabilities decreased $13.2 million from $24.9 million at December 31, 1999 to $11.7 million at March 31, 2000 primarily as a result of lower obligations to investors on loans serviced and securitizations resulting from the sale of the Company's residual mortgage-backed securities.

     LIFE Bank's core, tier 1 and total risk-based capital ratios at March 31, 2000 were 6.54%, 10.67% and 11.57%, respectively, compared to 5.67%, 8.36% and
9.09% for the year earlier period.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

Highlights for the quarters ended March 31, 2000 and 1999

     The Company reported net income of $304 thousand or $0.05 per share for the first quarter of 2000, compared to net income of $684 thousand, or $0.10 per share for the first quarter ended March 31, 1999. Net income included a $506.5 thousand mark-to-market related to the repurchase of first trust mortgages from loans sales completed in early 1999 and other charges related to the consolidation of the Bank's mortgage banking operations and corporate downsizing.

Interest Income
---------------

     The Company's net interest income was $4.5 million in the first quarter 2000, compared to $5.5 million for the year earlier period. Net interest income is $1.0 million lower than the year earlier period primarily from the elimination of $1.7 million in interest income recognized on the Company's residual mortgage-backed securities, during the first quarter 1999. Adjusting for the $1.7 million, which was written off as a first quarter 1999 market adjustment on the residual securities, net interest income for the first quarter 2000 was $668 thousand higher than the year earlier period.

Interest Expense
----------------

     Interest expense for the quarter increased approximately $1.4 million, from $5.8 million at March 31, 1999 to $7.2 million at March 31, 2000. The increase in interest expense reflects an increase in the Company's deposit base and a lower reliance on other borrowed funds. The average costs of interest-bearing deposits increased from 5.16% for the three months ended March 31, 1999 to 5.66% for the three months ended March 31, 2000.

Noninterest Income
------------------

     Noninterest income was $1.8 million down 9.9% from 1999's first quarter. Lower noninterest income resulted from a $506.5 thousand mark-to-market related to the repurchase of first trust mortgages from loan sales completed in early 1999. Excluding the $506.5 thousand mark-to-market adjustment related to loan repurchases from sales completed in the second and third quarter of 1999, the Company recognized a net gain of approximately $906.6 thousand. The net gains for both the quarter ended March 31, 2000 and December 31, 1999 were compressed due to the systematic divestiture of seasoned product from the Bank's held for sale portfolio as the Bank transitions to more first trust mortgage product.

Noninterest Expense
-------------------

     Noninterest expenses for the first quarter 2000 were $5.8 million, down a modest 1.2% over the year earlier period. The non-operating component relating to the Company's consolidation and downsizing was $266.9 thousand for the quarter ended March 31, 2000. The Company's operating expenses to average loans was 5.0% compared to 6.2% at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, principal and interest payments on loans, cash proceeds from the sale of loans, FHLB advances, investment security interest payments and repurchase agreements, and to a lesser extent, mortgage loan warehouse lines of credit. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 4.88% and 8.60% for the quarters ended March 31, 2000 and March 31, 1999, respectively. The Bank had $49.8 million in deposits maturing within one month as of March 31, 2000, which represents 11.75% of certificate accounts. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to sufficiently maintain liquidity.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities were $2.4 million for the three months ended March 31, 2000, compared to cash flows used in operating activities of $104.0 million for the three months ended March 31, 1999. Primarily net cash was provided by the settlement of several accounts receivable related to the residual mortgage-backed securities sale occurring in December 1999. Additionally, cash was provided by loan originations and purchases in the amount of $206.4 million offset by $205.9 million in loan sales to the Company's investors. Net cash provided from investing activities was $12.1 million and $30.8 million for the three months ended March 31, 2000 and 1999, respectively. Principal collections on loans and securities offset partially by the purchase of securities were the primary components of cash provided from investing activities. Net cash used in financing activities primarily consisted of decreased deposit accounts and repayment of other borrowings. The net decrease in deposits and borrowings was $28.4 million for the three months ended March 31, 2000, compared to a net increase in deposits and borrowings of $98.0 million in March 31, 1999.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 2000, cash and short-term investments totaled $6.5 million. The Company increased its portfolio of held-to-maturity mortgage-backed securities to provide liquidity to the mortgage banking operation through repurchase agreements. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances and a warehouse line of credit available in the amount of $250 million of which $1.0 million had been drawn upon at

March 31, 2000.

     The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized". In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized". As of March 31, 2000, the Bank was considered "well capitalized".

     The following table reflects the required and actual capital ratios of the Bank as of March 31, 2000:

Dollars in Thousands
--------------------

                                   Actual               Required             Excess               Actual               Required
                                   Capital               Capital             Amount               Percent             Percent(a)
                                -------------        ---------------      -------------        -------------         -------------
Core                                $32,880              $20,112             $12,768                6.54%                4.00%

Total Risk-Based                    $35,629              $24,642             $10,987               11.57%                8.00%

Tier 1 Risk-Based                   $32,880              $12,321             $20,559               10.67%                4.00%

Tangible                            $32,880              $ 7,542             $25,338                6.54%                1.50%

--------------------------------
(a) The percentages and ratios to be well-capitalized under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

     As of March 31, 2000, the Bank had outstanding commitments to originate or purchase mortgage loans of $9.1 million compared to $8.4 million as of December 31, 1999 due to consistent originations within the mortgage banking operations. Additionally, the Bank had outstanding commitments to purchase $3.1 million in mortgage-backed securities. Other than commitments to originate or purchase mortgage loans and to purchase investment securities, there were no material changes to the Company's commitments or contingent liabilities as of March 31, 2000 compared to the period ended December 31, 1999 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K.

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the use of short financial futures positions, purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. Management is continuing to evaluate and refine its hedging policies. No hedging positions were outstanding as of March 31, 2000 and December 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     Additionally, the Company is involved as plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.  Changes in Securities and Use of Proceeds

                      None.

Item 3.  Defaults Upon Senior Securities

                      None.

Item 4.  Submission of Matters to a Vote of Security Holders

                      None.

Item 5.  Other Information

                      None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                27.0 Financial data schedule (filed herewith).

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIFE FINANCIAL CORPORATION

May 15, 2000                          By:  /s/ Robert K. Riley
------------                               --------------------------------
Date                                       Robert K. Riley
                                           President and Chief Executive Officer
                                           (principal executive officer)

May 15, 2000                               /s/ W. Todd Peterson
------------                               --------------------------------
Date                                       W. Todd Peterson
                                           Executive Vice President and Chief
                                           Financial Officer (principal
                                           financial and accounting officer)