Form 10-Q/A
period 2000-03-31
LIFE FINANCIAL CORP
filed 2000-08-17
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                  FORM 10-Q/A

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


This Amendment No. 1 on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q/A for the period ended March 31, 2000, as filed by the Registrant on May 15, 2000 and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects an accounting treatment change primarily related to a mortgage loan sale and corresponding yield enhancement derivative agreement entered into by the Bank on March 31, 2000. See Note 8 of Notes to Consolidated Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                  FORM 10-Q/A
                                     INDEX


PART I    FINANCIAL INFORMATION                                                         PAGE
Item 1    Consolidated Balance Sheets:
          March 31, 2000 (restated) (unaudited) and December 31, 1999..................  1

          Consolidated Statements of Earnings
          For the Three months ended March 31, 2000 (restated) and 1999 (unaudited)....  2

          Consolidated Statements of Cash Flows:
          For the Three months ended March 31, 2000 (restated) and 1999 (unaudited)....  3

          Consolidated Statements of Stockholders' Equity
          For the Three months ended March 31, 2000 (restated) (unaudited).............  4

          Average Balance Sheets for the Three months ended March 31, 2000 (restated)
          and 1999 (unaudited).........................................................  5

          Notes to Consolidated Financial Statements (unaudited).......................  6

Item 2    Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................  9

Item 3    Quantitative and Qualitative Disclosures About Market Risk................... 15

PART II   OTHER INFORMATION

Item 1    Legal Proceedings............................................................ 16

Item 2    Changes in Securities and Use of Proceeds.................................... 16

Item 3    Defaults Upon Senior Securities.............................................. 16

Item 4    Submission of Matters to a Vote of Security Holders.......................... 16

Item 5    Other Information............................................................ 16

Item 6    Exhibits and Reports on Form 8-K............................................. 16

Item 1.  Financial Statements.


                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                              (Unaudited)
                                                                                March 31          December 31
                                                                                  2000               1999
                                                                           ------------------   ---------------
ASSETS                                                                        (As restated,
                                                                               See Note 8)
Cash and cash equivalents                                                            $  6,506          $ 20,315
Investment securities                                                                  49,431            32,833
Loans:
      Loans held for sale                                                             162,966           330,727
      Loans held for investment, net                                                  247,127           103,601
Mortgage servicing rights                                                               5,961             6,431
Accrued interest receivable                                                             3,676             3,676
Foreclosed real estate - net                                                            1,752             2,214
Premises and equipment, net                                                             5,526             6,003
Current tax receivable                                                                  3,796            18,653
Accounts receivable, mortgage-backed securities residual sale                               -            10,127
Other assets                                                                           20,207            13,028
                                                                           ------------------   ---------------
TOTAL ASSETS                                                                         $506,948          $547,608
                                                                           ==================   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposit accounts                                                                     $455,079          $468,859
Other borrowings                                                                        3,300            17,873
Subordinated debentures                                                                 1,500             1,500
Accrued expenses and other liabilities                                                 13,331            24,914
                                                                           ------------------   ---------------
Total liabilities                                                                     473,210           513,146
                                                                           ------------------   ---------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;                                67                67
 6,568,436 (1999) and 6,562,396 (1998) shares issued and outstanding
Additional paid-in capital                                                             42,575            42,525
Accumulated deficit                                                                    (8,904)           (8,130)
Accumulated adjustments to stockholders' equity                                             -                 -
                                                                           ------------------   ---------------
Total stockholders' equity                                                             33,738            34,462
                                                                           ------------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $506,948          $547,608
                                                                           ==================   ===============

               Accompanying notes are an integral part of these
                      consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (UNAUDITED)


                                                                        Three Months Ended
                                                             March 31                    March 31
                                                               2000                        1999
                                                     -------------------------------------------------
                                                          (As restated,
                                                           See Note 8)
INTEREST INCOME:
---------------------------------------------------------------------------              ----------
Loans                                                            $   11,250              $    9,358
Other interest-earning assets                                           511                   1,971
                                                                 ----------              ----------
  Total interest income                                              11,761                  11,329

INTEREST EXPENSE:
Interest-bearing deposits                                             6,530                   4,920
Loan and securities repurchase advances                                 586                     242
Subordinated debentures and other                                       214                     621
                                                                 ----------              ----------
  Total interest expense                                              7,330                   5,783
                                                                 ----------              ----------
                                   NET INTEREST INCOME                4,431                   5,546

PROVISION FOR LOAN LOSSES                                                 -                     458
                                                                 ----------              ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                           4,431                   5,088

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income                        1,047                   1,121
Bank and other fee income                                               118                      75
Net gain/(loss) from mortgage banking                                (1,353)                  2,444
Net gain/(loss) on Mortgage-backed securities                            18                  (1,709)
Other income                                                            201                      48
                                                                 ----------              ----------
  Total noninterest income                                               31                   1,979

NONINTEREST EXPENSE
Compensation and benefits                                             3,174                   2,942
Premises and occupancy                                                1,175                     970
Data processing                                                         317                     401
Net loss/(gain) on foreclosed real estate                               (32)                      3
Other expense                                                         1,151                   1,539
                                                                 ----------              ----------
  Total noninterest expense                                           5,785                   5,855
                                                                 ----------              ----------


INCOME BEFORE INCOME TAXES                                           (1,323)                  1,212
PROVISION FOR INCOME TAXES                                             (549)                    528
                                                                 ----------              ----------
NET INCOME (LOSS)                                                $     (774)             $      684
                                                                 ==========              ==========

Earnings per common share
  Basic average shares outstanding                                6,667,612               6,562,396
  Basic earnings(loss) per share                                 $    (0.12)             $     0.10
  Diluted average shares outstanding                              6,667,612               6,627,073
  Diluted earnings(loss) per share                               $    (0.12)              $    0.10

Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                       Three Months Ended
                                                                           March 31,
                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                          2000            1999
                                                         -------------------------       ---------
                                                         (As restated, See Note 8)
Net Income                                                               $   (774)       $     684
Adjustments to net income
  Depreciation                                                                 616             457
  Provision for loan losses                                                   ----             458
  Accretion of deferred fees                                                  (629)            (75)
  Provision for estimated losses on foreclosed real
   estate                                                                     ----             (17)
  (Gain) loss on sale of foreclosed real estate                                 36             179
  Gain on sale and securitization of loans held for sale                      ----          (2,444)
  Net unrealized losses (gains) on residual assets                            ----           1,709
  Net accretion of residual assets                                            ----          (1,674)
  Change in allowance on mortgage servicing rights                            ----              68
  Amortization of mortgage servicing rights                                    494           1,024
  Purchase and origination of loans held for sale                         (206,620)       (210,960)
  Proceeds from the sales of loans held for sale                           205,910         105,089
  Write-off loans held for sale                                             (3,000)           ----
  (Increase) decrease in accrued interest receivable                          ----            (396)
  Deferred income taxes                                                       ----             528
  Increase (decrease) in accrued expenses & other
   liabilities                                                             (11,345)          1,879
  Federal Home Loan Bank stock dividend                                        (38)            (33)
  Increase (decrease)  in other assets                                      17,759            (470)
                                                         -------------------------     -----------
    Net cash provided by (used in) operating activities                      2,409        (103,994)
                                                         -------------------------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans                                                 28,090          28,554
Principal payments on securities                                               803            ----
Proceeds from the sale of foreclosed real estate                               694           1,311
Purchase of securities held to maturity                                    (47,318)           ----
Proceeds from maturities of securities held to maturity                     29,955           1,000
Additions to premise and equipment, net                                       (139)            (38)
                                                         -------------------------     -----------
    Net cash provided by (used in) investing activities                     12,085          30,827
                                                         -------------------------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts                                           (13,780)         91,061
Repayment of other borrowings                                              (16,873)        (13,045)
(Repayments of) proceeds from FHLB advances                                  2,300          20,000
Net proceeds from issuance of common stock                                      50            ----
                                                         -------------------------     -----------
    Net cash provided by (used in) financing activities                    (28,303)         98,016
                                                         -------------------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                  (13,809)         24,849

CASH AND CASH EQUIVALENTS, beginning of period                              20,315           8,152
                                                         -------------------------     -----------
CASH AND CASH EQUIVALENTS, end of period                                 $   6,506       $  33,001
                                                         =========================     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                            $   6,828       $   6,013
                                                         =========================     ===========
Income taxes paid                                                        $    ----       $   1,273
                                                         =========================     ===========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for
 investment                                                              $ 139,012       $    ----
                                                         =========================     ===========
Transfers from loans to foreclosed real estate                           $     481       $   1,155
                                                         =========================     ===========

Accompanying notes are and integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                   Additional        Accumulated       Accumulated            Total
                                       Common       Paid-in            Deficit            Other           Stockholders'
                                       Stock        Capital           Earnings         Adjustments           Equity
                                  -----------------------------------------------------------------------------------------
BALANCE, December 31, 1999               $67        $42,525            $(8,130)            $---              $34,462

Exercise of stock options                ---             50                ---              ---                   50
Net income                               ---            ---               (774)             ---                 (774)
                                  -----------------------------------------------------------------------------------------
Comprehensive income                     ---             50               (774)             ---                 (724)
(As restated, See Note 8)

BALANCE, March 31, 2000                  $67        $42,575            $(8,904)            $---              $33,738
(As restated, See Note 8)
                                  =========================================================================================

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

                                                 Three Months Ended                Three Months Ended
(Dollars in thousands) (Unaudited)                 March 31, 2000                    March 31, 1999
-------------------------------------------------------------------------   --------------------------------
                                            (As restated, See Note 8)
-------------------------------------------------------------------------   --------------------------------
Assets                                   Average                Average     Average                Average
                                         Balance    Interest   Yield/Cost   Balance    Interest   Yield/Cost
                                         --------   --------   ----------   --------   --------   ----------
Interest-earning assets:
  Cash and cash equivalents              $  5,986    $   115       7.68%    $ 18,399    $   232       5.04%
  Investment securities, net               27,569        396       5.75%       4,483         65       5.80%
  Loans receivable, net                   463,189     11,250       9.72%     380,077      9,358       9.85%
  Residual mortgage-backed securities           0          0       0.00%      50,296      1,674      13.31%
                                         --------    -------      -----     --------    -------     ------
  Total interest-earning assets           496,744     11,761       9.47%     453,255     11,329      10.00%

Non-interest-earning assets                64,519                             60,694
                                         --------                           --------
       Total assets                      $561,263                           $513,949
                                         ========                           ========
Liabilities and Equity:
  Interest-bearing liabilities:
    Interest-bearing deposits              32,586        175       2.15%      26,615        172       2.59%
    Certificate accounts                  428,906      6,355       5.93%     354,496      4,748       5.36%
                                         --------    -------      -----     --------    -------     ------
     Total interest-bearing deposits      461,492      6,530       5.66%     381,111      4,920       5.16%

     Loan and securities repurchase
      advances                             30,710        586       7.63%      18,369        242       5.27%
    Subordinated debentures and other
     borrowings                             6,885        214      12.43%      28,250        621       8.79%
                                         --------    -------      -----     --------    -------     ------
Total interest-bearing liabilities        499,087      7,330       5.87%     427,730      5,783       5.41%

Non-interest-bearing liabilities           26,221                             32,633
                                         --------                           --------
     Total liabilities                    525,308                            460,363

Equity                                     35,955                             53,586
                                         --------                           --------
  Total liabilities and equity           $561,263                           $513,949
                                         ========                           ========

Net interest income                                  $ 4,431                            $ 5,546
                                                     =======                            =======
Net interest rate spread                                           3.60%                              4.59%
Net interest margin                                                3.57%                              4.89%
Ratio of interest-earning assets
  To interest-bearing liabilities                                 99.53%                            105.97%

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



Note 2 - Mortgage and Other Securities (Unaudited)
--------------------------------------------------

         A summary of the Company's held to maturity securities as of March 31, 2000 and December 31, 1999 follows:

                                                                   March 31, 2000
                                           ----------------------------------------------------------------
                                             Amortized       Unrealized       Unrealized       Estimated
(Dollars in thousands)                         Cost             Gain             Loss         Market Value
---------------------------------------    -------------    -------------    ------------   ---------------
     Securities held to maturity
          Mortgage-backed securities        $     46,521      $         -     $       156     $      46,365
          Other securities                         2,910                -               -             2,910

                                           =============    =============    ============    ==============
     Total securities held to maturity      $     49,431      $         -     $       156     $      49,275
                                           =============    =============    ============    ==============


                                                                  December 31, 1999
                                           -----------------------------------------------------------------
                                             Amortized       Unrealized       Unrealized        Estimated
                                               Cost             Gain             Loss          Market Value
                                           -------------    -------------    ------------    ---------------
     Securities held to maturity
          US Treasury and other agency
           securities                        $    29,955      $         -       $      10       $     29,945
          Mortgage-backed securities                   5                -               -                  5
          Other securities                         2,873                -               -              2,873
                                           -------------    -------------    ------------    ---------------

     Total securities held to maturity       $    32,833      $         -       $      10       $     32,823
                                           =============    =============    ============    ===============

         The Company's mortgage-backed securities increased from $5 million at December 31, 1999 to $46.5 million as of March 31, 2000. The increase in securities resulted from the acquisition of $32.7 million FNMA and $13.9 million GNMA adjustable rate mortgage-backed securities, offset by monthly cash distributions. US Treasury securities decreased from $29.9 million at December 31, 1999 to zero as of March 31, 2000 as a result scheduled maturities.

Note 3 - Loan Originations and Sales (Unaudited)
------------------------------------------------

         A summary of the Company's loan originations and sales for the indicated quarters follows:

                                              Quarter Ended        Quarter Ended       Quarter Ended
(Dollars in thousands)                       March 31, 2000      December 31, 1999     March 31, 1999
--------------------------------------       --------------      -----------------     ---------------
Beginning balance, gross                           $458,556                365,313            $337,554
   Loans originated and purchased:
     One to four family                             189,083                278,300             188,932
     Other loans                                     17,557                 17,797              21,983
  Quarterly Production                              206,620                296,097             210,915
                                             --------------      -----------------     ---------------
         Total Loans Receivable                     665,176                661,410             548,469
Less:
  Principal repayments                               24,478                 22,089              21,924
  Whole loan sales                                  205,910                179,616             105,089
  Transfers to REO                                      481                  1,149               1,156

Ending balance, gross                               434,307                458,556             420,300

   Loans in process, loan fees                      (21,465)               (21,479)             (8,315)
   Allowance for loan losses                         (2,749)                (2,749)             (2,586)
                                             --------------      -----------------     ---------------
Total Loans receivable, net                        $410,093               $434,328            $409,399
                                             ==============      =================     ===============

Note 4 - Mortgage Servicing Rights
----------------------------------

         The activity for the Company's mortgage servicing rights was as follows.

                 (Dollars in thousands)                       Three Months Ended
                                                                March 31, 2000
                                                              ------------------
Mortgage Servicing Rights
     Balance at December 31, 1999                                         $7,180
     Additions                                                                24
     Scheduled Amortization                                                 (494)
     Adjustment in Valuation                                                ----
                                                              ------------------
     Balance before valuation reserve at March 31,
     2000                                                                  6,710
                                                              ------------------

Reserve for  Impairment of Mortgage Servicing Rights
     Balance at December 31, 1999                                           (749)
     Reductions (additions)                                                 ----
                                                              ------------------
     Balance at March 31, 2000                                              (749)
                                                              ==================
     Mortgage Servicing Rights, net                                       $5,961
                                                              ==================

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

     Earnings per share reconciliation is as follows:

                                                  For the Three Months Ended March 31,
(dollars in thousands,           ----------------------------------------------------------------------
Except share data):              2000 (As restated, See Note 8)                        1999
----------------------------     -----------------------------------     -------------------------------
                                    Net                    Per Share       Net                 Per Share
                                  Earnings      Shares      Amount       Earnings     Shares    Amount
                                  --------      ------     ---------     --------     ------   ---------
Net Earnings                         $(774)                                  $684
                                 =========                                  =====
Basic EPS Earnings available
  To common stockholders             $(774)    6,667,612      $(0.12)        $684    6,562,396     $0.10
                                                             =======                              ======
Effect of Dilutive Stock
  Options                            $   -             -                     $  -       64,677
                                 ---------      --------                    -----    ---------
Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions                $(774)    6,667,612      $(0.12)        $684    6,627,073     $0.10
                                 =========     =========     =======        =====    =========    ======

Note 6 - Segment Information (Unaudited)
----------------------------------------

     The Company's reportable operating segments within the financial services industry are banking, mortgage banking and loan servicing activities. Information about these segments for the three months ended March 31, 2000 and December 31, 1999 is as follows:

                                                             For the Three Months Ended
                           ----------------------------------------------------------------------------------------------------
                             March 31, 2000 (As restated, see Note 8)                       December 31, 1999
                           ---------------------------------------------    ---------------------------------------------------
                                        Mortgage     Loan                                 Mortgage      Loan
(Dollars in thousands)        Bank       Banking   Servicing      Total       Bank        Banking     Servicing         Total
------------------------   ----------   --------   ---------    --------    --------     ---------    ---------       ---------
Non-Interest Revenues       $    312     $(1,331)     $1,050    $     31    $    196      $(31,920)      $1,426        $(30,298)

Interest Earned               11,761           -           -      11,761      11,921             -            -          11,921
Interest Charges              (7,330)          -           -      (7,330)     (7,068)            -           (5)         (7,073)
                           ---------    --------   ---------    --------    --------      --------       ------        --------
  Net interest Income
   (expense)                   4,431           -           -       4,431       4,853             -           (5)          4,848
                           ---------    --------   ---------    --------    --------      --------       ------        --------
    Total revenue           $  4,743     $(1,331)     $1,050    $  4,462    $  5,049      $(31,920)      $1,421        $(25,450)
                           =========    ========   =========    ========    ========      ========       ======        ========

Segment earnings (pre-tax)  $  1,563     $(3,263)     $  377    $ (1,323)   $   (307)     $(35,307)      $  161        $(35,453)
Segment assets              $480,732     $18,325      $7,892    $506,948    $499,453      $ 39,366       $8,789        $547,608

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

Note 8 - Subsequent Events - Restatement
----------------------------------------

Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 2000, the Company's management determined an accounting treatment change was necessary related to a mortgage loan sale and corresponding yield enhancement derivative agreement.

As a result, the financial statements as of March 31, 2000 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows.

Consolidated Balance Sheet                         As Previously            As
AT MARCH 31, 2000                                     Reported           Restated
                                                   -------------        ----------
                                                             (In thousands)
Other assets                                         $   19,683        $   20,207
Accrued expenses, and other liabilities                  11,729            13,331
Accumulated deficit                                      (7,826)           (8,904)

Consolidated Statement of Earnings                 As Previously            As
FOR THE THREE MONTHS ENDED MARCH 31, 2000            Reported            Restated
                                                   -------------         ---------
                                                             (In thousands)
Net gain/(loss) from mortgage banking                $      400        $   (1,353)
Provision for income taxes                                  236              (549)
Net income / (loss)                                         304              (774)

Basic earnings/(loss) per share                      $     0.05        $    (0.12)
Diluted earnings/(loss) per share                          0.05             (0.12)

                               End of Period                Average
                        --------------------------  -----------------------
                        As Previously       As      As Previously      As
Capital Ratios:           Reported       Restated    Reported(a)    Restated
                        -------------    ---------  -------------   --------
Core                            6.54%        6.20%      6.17%          5.96%
Total Risk-Based               11.57%        8.25%      7.87%          7.54%
Tier 1 Risk-Based              10.67%        7.33%      7.03%          6.70%
Tangible                        6.54%        6.20%      6.17%          5.96%

(a) Capital ratios based upon average assets for the period ending March 31, 2000 were previously reported on Form 8-K dated June 2, 2000 and filed on June 19, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q/A may contain forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should," and other expressions which indicate future events and trends identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's banking, mortgage banking and loan servicing operations; (5) competition within the banking industry, mortgage banking industry and loan servicing industry; and (6) the ability of the Company to manage expenses.


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

FINANCIAL CONDITION
--------------------

     Total assets of the Company decreased from $547.6 million at December 31, 1999 to $506.9 million as of March 31, 2000. The net change resulted primarily from decreased cash and cash equivalents, loans, and accounts receivable related to the residual mortgage-backed securities sale that occurred in December 1999 offset by an increase in the mortgage-backed securities portfolio.

     Total liabilities of the Company decreased from $513.1 million at December 31, 1999 to $473.2 million at March 31, 2000. The net change primarily resulted from the elimination of $17.9 million of revolving line of credit outstandings and callable residual financings as a result of the sale of the residual mortgage-backed securities.

Loan Production, Sales and Securitizations
------------------------------------------

    Loan originations and purchases for the quarter ended March 31, 2000 were $206.7 million compared to $296.1 million in loans originated and purchased for the quarter ended December 31, 1999. During the previous two quarters, the Bank reduced its exposure in second trust, commercial and multifamily mortgage products. Throughout the fourth quarter of 1999 and first quarter 2000, the Bank sold $78.1 million second trust mortgage loans and $27.4 million commercial/multifamily mortgage loans reducing outstandings to $48.4 million and $20.7 million, respectively. As of March 31, 2000, the Bank transferred $121.4 million of first trust mortgage product and $14.8 million of second trust mortgage product to its held for investment portfolio. The transfer increased loans held for investment to $249.9 million at March 31, 2000 compared to $106.4 million for the quarter earlier period. Subsequent to the transfer, the Bank's loans held for sale portfolio was $163.0 million comprised primarily of first trust mortgage product with average seasoning of less than one month.

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

LOAN LOSS ALLOWANCE (dollars in thousands)
-------------------------------------------

Balance as of December 31, 1999                $2,749
Add:
     Provision for loan losses                     --
     Recoveries of previous charge-offs            --
Less:
     Transfers to REO specific reserve             --
     Charge-offs                                   --
                                               ------
Balance as of March 31, 2000                   $2,749
                                               ======

The table below summarizes the Company's composition of non-performing assets for the periods indicated.

COMPOSITION OF NON-PERFORMING ASSETS
------------------------------------

                                     At March 31    At December 31    At March 31
                                     -----------    --------------    -----------
                                        2000             1999            1999
                                     -----------    --------------    -----------
Non-accrual loans:
   Residential real estate:
      One to four family
         1st Trust Deeds                $1,480           $1,248         $ 7,059
         2nd Trust Deeds                 1,315            1,214             386
      Multi-family                           0              198               0
   Commercial and land                       0                0             131
   Other loans                              76               27             168
                                        ------           -------        -------
     Total non accrual loans             2,871            2,687           7,744
   In process foreclosure                    0            1,331           1,338
                                        ------           -------        -------
      Total non-performing loans         2,871            4,018           9,082
REO, net (1)                             1,752            2,214           1,580
                                        ------           -------        -------
     Total non-performing assets        $4,623           $6,232         $10,662
                                        ======           ======         =======

Allowance for estimated loan
  Losses as a percent of gross
  Loans held for investment               1.00%            2.09%           2.35%

Allowance for estimated loan
  Losses as a percent of total
  Non-performing loans (3)               95.75%           68.43%          28.47%

Non-performing loans as a
  Percent of gross loans
  Receivable (2)                          0.66%            0.88%           2.16%

Non-performing assets as a
  Percent of total assets (4)             0.91%            1.14%           2.01%

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

Mortgage and Other Securities
-----------------------------

     The Bank's held-to-maturity mortgage-backed securities portfolio increased from $32.8 million at December 31, 1999 to $49.4 million as of March 31, 2000. The 50.6% increase is the beginning of the Bank's transition of the balance sheet and liquidity profile by building its held-to-maturity mortgage-backed securities portfolio.. At March 31, 2000 the portfolio represented 9.3% of total Bank assets and consisted of $32.7 million FNMA and $13.9 million GNMA adjustable rate mortgage-backed securities. The portfolio will modestly augment interest income and through repurchase agreements will provide short-term liquidity to better manage the Bank's balance sheet and net interest margin which is impacted from timing differences related to mortgage loan originations and sales. Additionally, the portfolio reduces the Bank's dependence on third-party warehouse lines to fund its mortgage banking operations.

Liabilities and Stockholders' Equity
------------------------------------

    Total Bank deposits for the quarter ended March 31, 2000 were $455.9 million, compared to $469.4 million at December 31, 1999. The Bank's strategy continues to focus heavily on increasing retail and core deposits to reduce reliance on wholesale certificates of deposit and other borrowings. The 2.9% decrease in total deposits from December 31, 1999 was primarily due to reduced outstandings in wholesale certificates of deposit. The ratio of retail deposits to total deposits increased to 58.8% at March 31, 2000, compared to 52.4% for the period ended December 31, 1999

    Accrued expenses and other liabilities decreased $11.6 million from $24.9 million at December 31, 1999 to $13.3 million at March 31, 2000 primarily as a result of lower obligations to investors on loans serviced and securitizations resulting from the sale of the Company's residual mortgage-backed securities.

    LIFE Bank's core, tier 1 and total risk-based capital ratios based upon end of period risk weighted assets at March 31, 2000 were 6.20%, 7.33% and 8.25%, respectively, compared to 5.67%, 8.36% and 9.09% for the year earlier period.

RESULTS OF OPERATIONS
---------------------

Quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

Highlights for the quarters ended March 31, 2000 (as restated, see Note 8) and 1999

    The Company reported a loss of $774 thousand or $(0.12) per share for the first quarter of 2000, compared to net income of $684 thousand, or $0.10 per share for the first quarter ended March 31, 1999. Net income included a $506.5 thousand mark-to-market related to the repurchase of first trust mortgages from loans sales completed in early 1999 and other charges related to the consolidation of the Bank's mortgage banking operations and corporate downsizing. Additionally, net income included a $1.6 million reduction in gain on mortgage banking related to a loan sale yield enhancement derivative.

Interest Income
---------------

    The Company's net interest income was $4.4 million in the first quarter 2000, compared to $5.5 million for the year earlier period. Net interest income is $1.1 million lower than the year earlier period primarily from the elimination of $1.7 million in interest income recognized on the Company's residual mortgage-backed securities, during the first quarter 1999. Adjusting for the $1.7 million, which was written off as a first quarter 1999 market adjustment on the residual securities, net interest income for the first quarter 2000 was $559 thousand higher than the year earlier period.

Interest Expense
----------------

    Interest expense for the quarter increased approximately $1.5 million, from $5.8 million at March 31, 1999 to $7.3 million at March 31, 2000. The increase in interest expense reflects an increase in the Company's deposit base and a lower reliance on other borrowed funds. The average costs of interest-bearing deposits increased from 5.16% for the three months ended March 31, 1999 to 5.66% for the three months ended March 31, 2000.

Noninterest Income
------------------

    Noninterest income for the quarter decreased approximately $1.9 million from 1999's first quarter. Lower noninterest income resulted from a $506.5 thousand mark-to-market related to the repurchase of first trust mortgages from loan sales completed in early 1999 and from a $1.6 million reduction in gain on mortgage banking related to a loan sale yield enhancement. The net gains for both the quarter ended March 31, 2000 and December 31, 1999 were compressed due to the systematic divestiture of seasoned product from the Bank's held for sale portfolio as the Bank transitions to more first trust mortgage product.

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

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities were $2.4 million for the three months ended March 31, 2000, compared to cash flows used in operating activities of $104.0 million for the three months ended March 31, 1999. Primarily net cash was provided by the settlement of several accounts receivable related to the residual mortgage-backed securities sale occurring in December 1999. Additionally, cash was provided by loan originations and purchases in the amount of $206.4 million offset by $205.9 million in loan sales to the Company's investors. Net cash provided from investing activities was $12.1 million and $30.8 million for the three months ended March 31, 2000 and 1999, respectively. Principal collections on loans and securities offset partially by the purchase of securities were the primary components of cash provided from investing activities. Net cash used in financing activities primarily consisted of decreased deposit accounts and repayment of other borrowings. The net decrease in deposits and borrowings was $28.4 million for the three months ended March 31, 2000, compared to a net increase deposits and borrowings of $98.0 million in March 31, 1999.

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

The following table reflects the Bank's capital ratios based on ending assets for the period ending March 31, 2000 and the related OTS requirements for "adequately capitalized". (restated):

Dollars in Thousands
--------------------

                              Actual      Required     Excess     Actual       Required
                              Capital     Capital      Amount     Percent     Percent(a)
                              -------     --------     ------     -------     ----------
Core
                              $31,169      $20,906    $11,073      6.20%         4.00%
Total Risk-Based
                              $24,631      $23,891    $   740      8.25%         8.00%
Tier 1 Risk-Based
                              $21,881      $11,945    $ 9,936      7.33%         4.00%
Tangible
                              $31,169      $ 7,536    $23,633      6.20%         1.50%

The following table reflects the Bank's capital ratios based on average assets for the period ending March 31, 2000 and the related OTS requirements for "adequately capitalized". (restated):

Dollars in Thousands
--------------------

                              Actual      Required     Excess     Actual       Required
                              Capital     Capital      Amount     Percent     Percent(a)
                              -------     --------     ------     -------     ----------
Core
                              $31,169     $20,906     $10,263      5.96%         4.00%
Total Risk-Based
                              $24,631     $26,122     $(1,491)     7.54%         8.00%
Tier 1 Risk-Based
                              $21,881     $13,061     $ 8,820      6.70%         4.00%
Tangible
                              $31,169     $ 7,840     $23,329      5.96%         1.50%


     (a) The percentages and ratios to be "well-capitalized" under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

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

              None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                  27.0 Financial data schedule (filed herewith).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LIFE FINANCIAL CORPORATION

May 15, 2000              By:  /s/ Steven Gardner
------------                   -------------------------------------------------
Date                           Steven Gardner
                               President and Chief Operating Officer
                               (principal executive officer)

May 15, 2000                   /s/ Roy Painter
------------                   -------------------------------------------------
Date                           Roy Painter
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)