Form 10-Q
period 2000-06-30
LIFE FINANCIAL CORP
filed 2000-08-17
CIK 1028918

               United States Securities and Exchange Commission
                             Washington, DC 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     (X) Yes   ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,668,436 shares of common stock, par value $0.01 per share, were outstanding as of August 14, 2000.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX
                      FOR THE QUARTER ENDED JUNE 30, 2000

PART I   FINANCIAL INFORMATION                                                       PAGE
                                                                                     ----
Item 1   Consolidated Statements of Financial Condition:
         June 30, 2000 (unaudited) and December 31, 1999...........................     1

         Consolidated Statements of Operations:
         For the Three and Six Months ended June 30, 2000 (unaudited) and 1999.....     2

         Consolidated Statements of Stockholders' Equity:
         For the Six Months ended June 30, 2000 (unaudited)........................     3

         Consolidated Statements of Cash Flows:
         For the Six Months ended June 30, 2000 (unaudited) and 1999...............     4

         Notes to Consolidated Financial Statements (unaudited)....................     5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................................     8

Item 3   Quantitative and Qualitative Disclosures About Market Risk................    19

PART II  OTHER INFORMATION

Item 1   Legal Proceedings.........................................................    19

Item 2   Changes in Securities and Use of Proceeds.................................    19

Item 3   Defaults Upon Senior Securities...........................................    19

Item 4   Submission of Matters to a Vote of Security Holders.......................    19

Item 5   Other Information.........................................................    19

Item 6   Exhibits and Reports on Form 8-K..........................................    20

Item 1.  Financial Statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except per share data)

                                                                               June 30           December 31
                                                                                2000                1999
                                                                             (Unaudited)
                                                                         -----------------     ----------------
ASSETS
Cash and cash equivalents                                                  $    28,879           $   20,315
Investment securities                                                           55,348               32,833
Loans:
     Loans held for sale                                                       177,620              330,727
     Loans held for investment, net                                            236,852              103,601
Mortgage servicing rights                                                        5,426                6,431
Accrued interest receivable                                                      4,174                3,676
Foreclosed real estate - net                                                     1,767                2,214
Premises and equipment, net                                                      5,155                6,003
Current tax receivable                                                           3,823               18,653
Accounts receivable, mortgage-backed securities residual sale                        -               10,127
Other assets                                                                    18,017               13,028
                                                                           -----------           ----------
TOTAL ASSETS                                                               $   537,061           $  547,608
                                                                           ===========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                           $   452,113           $  468,859
Other borrowings                                                                40,400               17,873
Subordinated debentures                                                          1,500                1,500
Accrued expenses and other liabilities                                          10,028               24,914
                                                                           -----------           ----------
Total liabilities                                                              504,041              513,146
                                                                           -----------           ----------


STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;                         67                   67
6,668,436 (2000) and 6,568,436 (1999) shares issued and outstanding
Additional paid-in capital                                                      42,575               42,525
Accumulated deficit                                                             (8,779)              (8,130)
Accumulated adjustments to stockholders' equity                                   (843)                   -
                                                                           -----------           ----------
Total stockholders' equity                                                      33,020               34,462
                                                                           -----------           ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   537,061           $  547,608
                                                                           ===========           ==========

Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)
                                  (UNAUDITED)

                                                    For the Three Months Ended             For the Six Months Ended
                                              --------------------------------------    -----------------------------------
                                                  June 30                June 30            June 30              June 30
INTEREST INCOME:                                   2000                   1999               2000                 1999
                                              ---------------       ----------------    ----------------     --------------
Loans                                            $   11,249            $    10,396         $   22,499           $   19,754
Other interest-earning assets                           966                  2,300              1,477                4,271
                                                 ----------            -----------         ----------           ----------
     Total interest income                           12,215                 12,696             23,976               24,025

INTEREST EXPENSE:
Interest-bearing deposits                             6,665                  5,677             13,195               10,597
Loan and securities repurchase advances                 911                    835              1,497                1,646
Subordinated debentures and other                       152                     53                366                  105
                                                 ----------            -----------         ----------           ----------

     Total interest expense                           7,728                  6,565             15,058               12,348
                                                 ----------            -----------         ----------           ----------
                     NET INTEREST INCOME              4,487                  6,131              8,918               11,677

PROVISION FOR LOAN LOSSES                                 -                  1,750                  -                2,208
                                                 ----------            -----------         ----------           ----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        4,487                  4,381              8,918                9,469

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income          448                    989              1,495                2,110
Bank and other fee income                               145                     88                263                  163
Net gain/(loss) from mortgage banking                 1,263                  3,649                (90)               4,384
Net gain/(loss) on Mortgage-backed securities           148                      -                166                    -
Other income                                           (143)                    61                 58                  109
                                                 ----------            -----------         ----------           ----------
     Total noninterest income                         1,861                  4,787              1,892                6,766

NONINTEREST EXPENSE:
Compensation and benefits                             3,057                  2,744              6,231                5,686
Premises and occupancy                                1,024                    942              2,199                1,912
Data processing                                         333                    391                650                  792
Net loss/(gain) on foreclosed real estate                95                    (78)                63                  (75)
Other expense                                         1,609                  1,978              2,760                3,517
                                                 ----------            -----------         ----------           ----------
        Total noninterest expense                     6,118                  5,977             11,903               11,832
                                                 ----------            -----------         ----------           ----------

INCOME BEFORE INCOME TAXES                              230                  3,191             (1,093)               4,403
PROVISION FOR INCOME TAXES                              105                  1,432               (444)               1,960
                                                 ----------            -----------         ----------           ----------
NET INCOME (LOSS)                                $      125            $     1,759         $     (649)          $    2,443
                                                 ==========            ===========         ==========           ==========


Earnings per common share:
     Basic average shares outstanding             6,668,436              6,564,743          6,668,024            6,563,569
     Basic earnings(loss) per share              $     0.02            $      0.27         $    (0.10)          $     0.37
     Diluted average shares outstanding           6,669,780              6,619,504          6,668,024            6,622,896
     Diluted earnings(loss) per share            $     0.02            $      0.27         $    (0.10)          $     0.37

Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (UNAUDITED)

                                            Common Stock       Additional    Accumulated    Accumulated        Total
                                                                Paid-in        Deficit         Other        Stockholders'
                                          Shares    Amount      Capital        Earnings      Adjustments       Equity
                                       -----------------------------------------------------------------------------------
BALANCE, December 31, 1999              6,653,436   $   67     $  42,525     $   (8,130)    $       -       $    34,462

Stock options exercised                    15,000      ---            50            ---           ---                50
Change in net unrealized loss on              ---      ---           ---            ---          (843)             (843)
  available-for-sale investments
Net Income                                    ---      ---           ---           (649)          ---              (649)
                                       --------------------------------------------------------------------------------
Comprehensive income                                                  50           (649)          ---              (599)
                                       --------------------------------------------------------------------------------

BALANCE, June 30, 2000                  6,668,436   $   67     $  42,575     $   (8,779)    $    (843)      $    33,020
                                       ================================================================================

Accompanying notes are an integral part of these consolidated financial statements

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                  2000                 1999
                                                                 -------------        -------------
Net Income                                                       $      (649)         $      2,443
Adjustments to net income
   Depreciation and amortization                                       1,140                   860
   Provision for credit losses                                          ----                 2,208
   Accretion of deferred fees                                          1,737                    57
   Amortization and accretion from investment securities                  19                  ----
   Provision for losses and write-down on foreclosed real estate         272                  ----
   (Gain) loss on sale of foreclosed real estate                        (123)                  323
   Gain on sale and securitization of loans held for sale               ----                (8,968)
   Net unrealized losses and accretion on residual assets               ----                 1,285
   Change in allowance on mortgage servicing rights                     ----                   379
   Amortization of mortgage servicing rights                           1,005                 2,330
   Purchase and origination of loans held for sale                  (369,139)             (468,967)
   Proceeds from the sales of loans held for sale                    344,063               363,050
   Write-off loans held for sale                                      (3,000)                 ----
   Increase in accrued interest receivable                              (498)               (1,435)
   Cash received on residual Mortgage Backed Securities               10,127                  ----
   Change in current income tax receivable                            14,830                  ----
   Unrealized loss on available for sale securities                     (843)                 ----
   (Decrease) increase in accrued expenses & other liabilities       (14,886)                4,822
   Federal Home Loan Bank stock dividend                                ----                   (66)
   Increase in other assets                                           (4,989)                 (579)
                                                                 -----------          ------------
                Net cash used in operating activities                (20,934)             (102,258)
                                                                 -----------          ------------
CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans                                           45,426                67,639
Principal payments on securities                                      33,087                  ----
Proceeds from the sale of foreclosed real estate                       1,067                 2,333
Purchase of securities held to maturity                              (55,676)                 ----
Proceeds from maturities of securities held to maturity                  150                 1,000
Purchase of trading securities                                          ----               (26,396)
Cash received on residual assets                                        ----                 4,575
Purchase of Federal Home Loan Bank stock                                 (95)                 (124)
Additions to premise and equipment, net                                 (292)                 (248)
                                                                 -----------          ------------
                Net cash provided by investing activities             23,667                48,779
                                                                 -----------          ------------
CASH FLOW FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts                          (16,746)              109,720
Repayment of other borrowings                                        (17,873)              (13,545)
Proceeds from FHLB advances                                           40,400                     -
Net proceeds from issuance of common stock                                50                    20
                                                                 -----------          ------------
                Net cash provided by financing activities              5,831                96,195
                                                                 -----------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              8,564                42,716

CASH AND CASH EQUIVALENTS, beginning of period                        20,315                 8,152
                                                                 -----------          ------------
CASH AND CASH EQUIVALENTS, end of period                         $    28,879          $     50,868
                                                                 ===========          ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                    $    14,725          $     12,604
                                                                 ===========          ============
Income taxes paid                                                $        73          $      3,495
                                                                 ===========          ============
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment  $   139,012          $       ----
                                                                 ===========          ============
Transfers from loans to foreclosed real estate                   $       769          $      2,312
                                                                 ===========          ============

Accompanying notes are and integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                 (UNAUDITED)

Note 1 - Basis of Presentation
------------------------------

     The consolidated financial statements include the accounts of LIFE Financial Corporation (the "Company") and its subsidiaries, LIFE Bank (formerly Life Savings Bank, Federal Savings Bank), (the "Bank"), Life Financial Investment and Insurance and Life Investment Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

     Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Reclassification
-------------------------

     Certain amounts reflected in the 1999 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2000.

Note 3 - Accounting Pronouncements
----------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

Note 4 - Earnings Per Share
---------------------------

     The table below sets forth the Company's earnings per share calculations for the three and six months ended June 30, 2000 and 1999.

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

     Earnings per share reconciliation is as follows:

(dollars in thousands,                                    For the Three Months Ended June 30,
                                -----------------------------------------------------------------------------------------
Except per share data):                            2000                                          1999
----------------------------    --------------------------------------------   ------------------------------------------
                                      Net                       Per Share          Net                        Per Share
                                    Earnings       Shares         Amount         Earnings         Shares        Amount
                                -------------- --------------  -------------   --------------  ------------  ------------
Net Earnings                    $          125                                 $      1,759
                                ==============                                 ============

Basic EPS Earnings available
  To common stockholders        $          125    6,668,436    $      0.02     $      1,759       6,564,743   $     0.27
                                                               ===========                                    ==========


Effect of Dilutive Stock
  Options                                    -        1,344                               -          54,761
                                -------------- ------------                    ------------      ----------


Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions           $          125    6,669,780    $      0.02     $      1,759       6,619,504   $     0.27
                                ============== ============    ===========     ============      ==========   ==========

(dollars in thousands,                                    For the Six Months Ended June 30,
                                -----------------------------------------------------------------------------------------
Except per share data):                            2000                                          1999
----------------------------    --------------------------------------------   ------------------------------------------
                                      Net                       Per Share          Net                        Per Share
                                    Earnings       Shares         Amount         Earnings         Shares        Amount
                                -------------- --------------  -------------   --------------  ------------  ------------
Net Earnings                    $         (649)                                $      2,443
                                ==============                                 ============

Basic EPS Earnings available
  To common stockholders        $         (649)   6,668,024    $    (0.10)     $      2,443       6,563,569   $     0.37
                                                               ==========                                     ==========

Effect of Dilutive Stock
  Options                                    -            -                               -          59,327
                                -------------- ------------                    ------------    ------------

Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions           $         (649)   6,668,024    $    (0.10)     $      2,443       6,622,896   $     0.37
                                ============== ============    ==========      ============    ============   ==========

Note 5 - Segment Information
----------------------------

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

     The table below sets forth information about these segments for the six months ended June 30, 2000 and 1999.

                                             For the Six Months Ended                          For the Six Months Ended
                              ---------------------------------------------------   -----------------------------------------------
                                                 June 30, 2000                                       June 30, 1999
                              ---------------------------------------------------   -----------------------------------------------
                                           Mortgage          Loan                               Mortgage        Loan
(Dollars in thousands)          Bank       Banking        Servicing       Total       Bank       Banking      Servicing     Total
------------------------      ---------   ----------     ------------   ---------   --------   -----------   ------------  --------
Non-Interest Revenues         $    319    $      78      $     1,495    $   1,892   $    266   $    4,385    $     2,115   $  6,766

Interest Earned                 23,977            -                -       23,977     24,025            -              -     24,025
Interest Charges               (15,059)           -                -      (15,059)   (12,348)           -              -    (12,348)
                              --------    ---------      -----------    ---------   --------   ----------    -----------   --------
   Net interest Income           8,918            -                -        8,918     11,677            -              -     11,677
   (expense)
                              --------    ---------      -----------    ---------   --------   ----------    -----------   --------
   Total revenue              $  9,237    $      78      $     1,495    $  10,810   $ 11,943   $    4,385    $     2,115   $ 18,443
                              ========    =========      ===========    =========   ========   ==========    ===========   ========

Segment earn (loss) pretax    $  2,204    $  (3,531)     $       234    $  (1,093)  $  5,697   $   (1,640)   $       346   $  4,403
Segment assets                $511,403    $  18,320      $     7,338    $ 537,061   $500,542   $   13,015    $    17,980   $531,537

Note 6 - Subsequent Events
--------------------------

     On July 20, 2000 the OTS requested Life Financial Corporation the ("Company") to stipulate to the entry of an Order to Cease and Desist and the Bank to enter into a Supervisory Agreement. Under the Order among other things the Company will be required to infuse capital into the Bank and observe certain requirements regarding transactions with affiliates, tax sharing between it and the Bank and the maintenance of a separate corporate existence. Under the Agreement, the Bank among other things will be required to adopt policies and procedures pertaining to internal asset review, allowances for loan and lease losses, interest rate risk management, mortgage banking operations, liquidity, loans to one borrower, board oversight and development of a management plan.

     The Company and the Bank are in discussions with the OTS as to the specific provisions and language of the Order and the Agreement. When the Order and Agreement are finalized, the Company will release a more detailed description of their terms and conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

     The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the six and three month periods ended June 30, 2000 and 1999. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

     Certain statements in this Report on Form 10-Q may contain "forward-looking statements" that reflect the Company's current views with respect to future events and financial performance. These "forward-looking statements" are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should," and other expressions which indicate future events and trends identify "forward-looking statements". Readers are cautioned not to place undue reliance on these "forward-looking statements", which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any "forward looking statements", whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's banking, mortgage banking and loan servicing operations; (5) competition within the banking industry, mortgage banking industry and loan servicing industry; and (6) the ability of the Company to manage expenses.

GENERAL
-------

     The Company, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of LIFE Bank (the "Bank"), the Company's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. The Bank is a federally chartered stock savings bank whose primary business includes retail banking, mortgage banking and loan servicing.

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

     The mortgage banking business originates, purchases and sells conforming, jumbo, non-conforming and other non-prime credit quality mortgage loans through a network of approved independent mortgage brokers. The Company's originations and purchases are primarily 1st lien conforming, jumbo and other non-conforming mortgages with approximately 75% of all originations within the "A", "Alt A" and "A minus" credit categories. Additionally, the Bank originates residential construction loans.

     The loan servicing division services approximately $1.1 billion in mortgage and consumer loans. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

     The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loans and investment portfolio, gains recognized on whole loan sales, and servicing fee income.

FINANCIAL CONDITION
--------------------

     Total assets of the Company were $537.1 million for the period ending June 30, 2000 compared to $547.6 million for the period ending December 31, 1999. The net change resulted primarily from decreases in loans, current tax receivables, accounts receivable related to the residual mortgage-backed securities sale that occurred in December 1999 and deposits offset by increases in cash and cash equivalents, investments securities portfolio and other borrowings.

Mortgage and Other Securities (Unaudited)
-----------------------------------------

     The Company's securities held to maturity increased from $32.8 million at December 31, 1999 to $55.3 million as of June 30, 2000. The $22.5 million increase resulted from purchases of $31.5 million in FNMA and $21.5 million in GNMA adjustable rate mortgage-backed securities, $1.3 million of collateralized mortgage obligations offset by maturities of $29.9 million in U.S. Treasury Bills and principal payments.

     A summary of the Company's held to maturity securities as of June 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                                               June 30, 2000
                                             ---------------------------------------------------------------------------------
                                                 Amortized            Unrealized          Unrealized            Estimated
                                                    Cost                 Gain               (Loss)             Market Value
---------------------------------------      ------------------   -----------------   ----------------    --------------------
    Securities Held to Maturity:
     Mortgage-Backed Securities                   $  51,275          $     -          $      (140)             $   51,135
     Collateralized Mortgage Obligations              1,256                3                    -                   1,259
     Other Securities                                 2,817                -                    -                   2,817
                                                  =========          =======          ===========              ==========
    Total Securities Held to Maturity             $  55,348          $     3          $      (140)             $   55,211
                                                  =========          =======          ===========              ==========

                                                                                December 31, 1999
                                                 ---------------------------------------------------------------------------------
                                                       Amortized          Unrealized          Unrealized            Estimated
                                                          Cost               Gain               (Loss)             Market Value
                                                 ------------------   -----------------   ----------------    --------------------
    Securities Held to Maturity:
     US Treasury and Other Agency Securities       $       29,955     $             -     $         (10)      $          29,945
     Mortgage-Backed Securities                                 5                   -                 -                       5
    Other Securities                                        2,873                   -                 -                   2,873
                                                   --------------     ---------------     -------------       -----------------
    Total Securities Held to Maturity              $       32,833     $             -     $         (10)      $          32,823
                                                   ==============     ===============     =============       =================

Loans
-----

     Net loans for the period ending June 30, 2000 of $414.5 million decreased $19.9 million from December 31, 1999. Loans held for investment totaled $236.9 million at June 30, 2000 compared to $103.6 million at December 31, 1999. Loans held for sale totaled $177.6 million at June 30, 2000 compared to $330.7 million at December 31, 1999. In the first quarter of 2000 the Bank transferred $139.0 million of loans from held for sale to loans held for investment.

     The Bank originated $152.9 million in loans during the six months ending June 30, 2000 which consisted of $129.9 million in real estate loans, $17.0 million in construction loans and $6.0 million in other loans. Together with loan purchases of $216.2 million, total loan production for the six months ending June 30, 2000 was $369.1 million. Loan sales for the six months ending June 30, 2000 totaled $344.1 million. For the six months ending June 30, 1999, the Bank originated $243.0 million in loans, which consisted of $197.4 million in real estate loans, $28.8 million in construction loans and $16.8 million in other loans. The Bank's loan production total for the six months ending June 30, 1999 was $478.1 and included $235.1 million of purchased loans. Loan sales totaled $363.1 million for the six months ending June 30, 1999. The reduction in loan production is partly the result of the Bank's stated intent to originate higher credit quality loans and to reduce the levels of sub-prime originations. Additionally, the decrease in loan production can be attributed to the decrease in the overall loan volumes in the mortgage market due to recent interest rate increases.

Allowance for Loan and Lease Losses
-----------------------------------

     For the six and three months ended June 30, 2000, the Company had no provision for credit losses on loans compared to $2.2 million and $1.7 million for the six and three months ended June 30, 1999, respectively.

     Allowance for loan and lease losses totaled $2.7 million for the periods ending June 30, 2000 and December 31, 1999. The June 30, 2000 allowance for loan and lease losses as a percent of total non-performing loans was 42.1%, compared to 68.4% at December 31, 1999. Nonperforming loans, as a percent of gross loans was 1.48% at June 30, 2000, compared to 0.88% for December 31, 1999.

     The Company's determination of the level of the allowance for loan and lease losses and correspondingly, the provision for credit losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience, industry trends and LIFE Bank's ongoing examination process. Given the composition of the Company's loan portfolio at June 30, 2000, the $2.7 million allowance for loan and lease losses was considered adequate to cover losses inherent in the Company's loan portfolio at June 30, 2000. However, no assurance can be given, that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances will not require significant
increases in the loan loss allowance.   In addition, regulatory agencies, as an
integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

     The table below summarizes the activity of the Company's allowance for loan and lease losses for the six and three months ended June 30, 2000 and June 30, 1999. Net charge-off's for the six and three months ending June 30, 2000 were $39 thousand compared to $1.6 million and $943 thousand for the same periods in 1999, respectively.


ALLOWANCE FOR LOAN AND LEASE LOSSES (dollars in thousands):
-----------------------------------------------------------

                                                      Six Months Ended                Three Months Ended
                                                          June 30                           June 30
                                             --------------------------------   -----------------------------
                                                   2000             1999               2000          1999
                                             --------------------------------   -----------------------------
Allowance for loan and lease losses            $   2,749           $   2,777    $   2,749            $  2,586
  balance at beginning of period
Charge-off's                                         (39)             (1,688)         (39)               (992)
Recoveries                                             -                  96            -                  49
                                             -------------------------------    -----------------------------
Net charge-off's                                     (39)             (1,592)         (39)               (943)

Provision for loan losses                              -               2,208            -               1,750
                                             -------------------------------    -----------------------------

Allowance for loan and lease losses
   balance at end of period                    $   2,710           $   3,393    $   2,710            $  3,393
                                             ===============================    =============================

The table below summarizes the Company's composition of non-performing assets as of the dates indicated.

COMPOSITION OF NON-PERFORMING ASSETS
------------------------------------

                                                 At June 30       At December 31     At June 30
                                                    2000              1999              1999
                                              -----------------  ----------------  --------------
Non-accrual loans:
   Residential real estate:
      One to four family
         1st Trust Deeds                          $   4,054        $   1,248           $   8,185
         2nd Trust Deeds                                454            1,214                 198
      Multi-family                                        -              198                   -
   Other loans                                          196               27                  22
                                                  ---------        ---------           ---------
     Total non accrual loans                          4,704            2,687               8,405
   In process foreclosure                             1,723            1,331                   -
                                                  ---------        ---------           ---------
      Total non-performing loans                      6,427            4,018               8,405
REO,  net (1)                                         1,767            2,214               1,752
                                                  ---------        ---------           ---------
     Total non-performing assets                  $   8,194        $   6,232           $  10,157
                                                  =========        =========           =========

Allowance for Loan and Lease
  Losses as a percent of gross
  Loans held for investment                            1.05%            2.09%               2.89%

Allowance for Loan and Lease
  Losses as a percent of  total
  Non-performing loans (2)                            42.17%           68.43%              40.37%

Non-performing loans as a
  Percent of gross loans
  Receivable (3)                                       1.48%            0.88%               2.16%

Non-performing assets as a
  Percent of total assets (4)                          1.53%            1.14%               1.91%

_______________________

(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Non-performing loans consisted of all loans 90 days or more past due, foreclosures in process less than 90 days past due and all other non-accrual loans.
(3) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.
(4) Non-performing assets is comprised of non-performing loans and foreclosed real estate.

Mortgage Servicing Rights
-------------------------

The activity for the Company's mortgage servicing rights was as follows (dollars in thousands):

                                                           Six Months Ended
Mortgage Servicing Rights:                                   June 30, 2000
                                                        --------------------
    Balance at December 31, 1999                             $         7,180
    Additions                                                             60
    Scheduled Amortization                                            (1,065)
                                                             ---------------
    Balance before valuation reserve at June 30, 2000                  6,175
                                                             ---------------

Reserve for  Impairment of Mortgage Servicing Rights:
    Balance at December 31, 1999                                        (749)
    Reductions (additions)                                              ----
                                                             ---------------
    Balance at June 30, 2000                                            (749)
                                                             ---------------
    Mortgage Servicing Rights, net                           $         5,426
                                                             ===============

Liabilities and Stockholders' Equity
------------------------------------

     Total liabilities of the Company decreased from $513.1 million at December 31, 1999 to $504 million at June 30, 2000. The net change resulted primarily from decreases in deposits and accrued expenses offset by increases in other borrowings.

     Total Bank deposits for the period ending June 30, 2000 were $452.1 million, compared to $468.9 million at December 31, 1999. The 3.6% decrease in deposits from December 31, 1999 is primarily due to decreases in certificates of
deposit.   The Bank's strategy continues to focus heavily on increasing Branch deposits through the growth of both local consumer and business accounts to reduce reliance on wholesale certificates of deposit and other borrowings. The ratio of Branch Bank deposits to total deposits increased to 60.2% at June 30, 2000 compared to 54.50% for the period ended December 31, 1999.

     Accrued expenses and other liabilities decreased $14.9 million from $24.9 million at December 31, 1999 to $10.0 million at June 30, 2000, primarily as a result of decreases in collections on other investor loans and accrued Federal and State income taxes.

     Other borrowings as of June 30, 2000 was $40.4 million compared to $17.9 million at December 31, 1999. The $22.5 million increase was due to timing differences between receipt of loan sale proceeds and payment of outstanding borrowings.

     The Bank's core, tier 1 and total risk-based capital ratios based upon period end risk-based assets at June 30, 2000 were 5.79%, 7.55% and 8.45%, respectively, compared to 6.40%, 9.04% and 10.00% for the period ended June 30, 1999. The corresponding core, tier 1 and total risk-based capital ratios based upon quarterly average risk-based assets at June 30, 2000 were 5.58%, 7.15%, and 8.0%, respectively, compared to 6.14%, 9.05%, and 10.01% for the period ended June 30, 1999.

RESULTS OF OPERATIONS
---------------------

Quarter and year-to-date ended June 30, 2000 compared to the quarter and year-to-date ended June 30, 1999

Highlights for the three and six months ended June 30, 2000 and 1999:
---------------------------------------------------------------------

     The Company reported second quarter 2000 net income of $125,000, or $0.02 per diluted share, compared with net income of $1.8 million, or $0.27 per diluted share for the quarter ended June 30, 1999. Net loss year-to-date for 2000 is $649,000, or ($0.10) per diluted share, compared to net earnings of $2.4 million, or $0.37 per diluted share, for the six months ended June 30, 1999.

Net Interest Income:
-------------------

     The Company's net interest income before provision for credit losses decreased 26.8% to $4.5 million during the three months ended June 30, 2000, compared to $6.1 million for the three months ended June 30, 1999.
Additionally, net interest income for the six months ending June 30, 2000 decreased $2.8 million from June 30, 1999. The $2.8 million decrease consisted primarily of increases of $2.7 million in interest income on loans offset by increases of $2.6 million in interest bearing deposit expense and decreases of $2.8 million in other interest-earning asset income. Average loans for the six months ending June 30, 2000 increased $60.7 million from the same prior year period which contributed to the increase offset by the average loan yield decreasing 12 basis points during the same period. Additionally, interest income decreased as a result of the Company's sale of interest earning residual mortgage-backed securities in 1999. For the six months ending June 30, 2000, the Company's net interest margin was 3.53% as compared to a net interest margin of 4.81% during the same period in 1999.

     For the three months ending June 30, 2000, the Company's net interest margin was 3.49% as compared to a net interest margin of 4.74% during the second quarter of 1999. This change in the Company's net interest margin was caused by yield increases in investment securities and cash and cash equivalent offset by yield increases in interest bearing deposits and loan and securities repurchases. Average investment securities increased $41.7 million and average net loans increased $38.5 million offset by average deposits increasing $14.7 million, average borrowings increasing $8.3 million and average residual mortgage-backed securities decreasing $49.4 million. For the six months ending June 30, 2000, the Company's net interest margin was 3.53% as compared to a net interest margin of 4.81% during the same period 1999.

     The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months period ended June 30, 2000 and 1999.

     The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

                                                        Three Months Ended                      Three Months Ended
                                                          June 30, 2000                           June 30, 1999
-----------------------------------------------------------------------------------  ---------------------------------------
(Dollars in thousands)                                     (unaudited)                             (unaudited)
-----------------------------------------------------------------------------------  ---------------------------------------
                                                                          Average                                  Average
Assets                                      Average                      Annualized     Average                   Annualized
                                            Balance        Interest      Yield/Cost     Balance      Interest     Yield/Cost
                                       ---------------- ------------- -------------  ------------  ----------- -------------
Interest-earning assets:
  Cash and cash equivalents                    $  5,581       $   119          8.53%       40,230      $   530          5.27%
  Investment securities, net                     54,082           847          6.26%       12,392          145          4.68%
  Loans receivable, net                         453,933        11,249          9.91%      415,454       10,396         13.16%
  Residual mortgage-backed securities                 -             -          0.00%       49,398        1,625         10.01%
                                       ---------------- ------------- -------------  ------------  ----------- -------------
  Total interest-earning assets                 513,596        12,215          9.51%      517,474       12,696          9.81%

Non-interest-earning assets                      55,105                                    65,349
                                       ----------------                              ------------
      Total assets                             $568,701                                  $582,823
                                       ================                              ============

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposits                      32,697           178          2.18%       28,904          173          2.39%
  Certificate accounts                          425,557         6,487          6.10%      414,606        5,504          5.31%
                                       ---------------- ------------- -------------  ------------  ----------- -------------
  Total interest-bearing deposits               458,254         6,665          5.82%      443,510        5,677          5.12%

Loan and securities repurchase advances          55,873           911          6.52%       47,529          835          7.03%
Subordinated debt and other borrowings            1,500           152         40.53%        1,500           53         14.13%
                                       ---------------- ------------- -------------  ------------  ----------- -------------
Total interest-bearing liabilities              515,627         7,728          6.00%      492,539        6,565          5.33%

Non-interest-bearing liabilities                 18,462                                    35,431
                                       ----------------                              ------------
     Total liabilities                          534,089                                   527,970

Equity                                           34,612                                    54,853
                                       ----------------                              ------------
     Total liabilities and equity              $568,701                                  $582,823
                                       ================                              ============


Net interest income                                           $ 4,487                                  $ 6,131
                                                        =============                              ===========

Net interest rate spread                                                       3.51%                                    4.48%
Net interest margin                                                            3.49%                                    4.74%
                                                                      =============                            =============
Ratio of interest-earning assets
     To interest-bearing liabilities                                          99.61%                                  105.06%
                                                                      =============                            =============

                                                         Six Months Ended                              Six Months Ended
                                                          June 30, 2000                                  June 30, 1999
-----------------------------------------------------------------------------------      -----------------------------------------
(Dollars in thousands)                                     (unaudited)                                    (unaudited)
-----------------------------------------------------------------------------------      -----------------------------------------
                                                                         Average                                        Average
Assets                                         Average                  Annualized        Average                      Annualized
                                               Balance     Interest     Yield/Cost        Balance       Interest       Yield/Cost
                                              ---------   ----------   ------------      ---------     ----------     ------------
Interest-earning assets:
  Cash and cash equivalents                    $  5,784      $   234           8.09%      $ 29,375        $   761             5.18%
  Investment securities, net                     40,825        1,243           6.09%         8,459            210             4.97%
  Loans receivable, net                         458,561       22,499           9.81%       397,863         19,754             9.93%
  Residual mortgage-backed securities                 -            -              -         49,844          3,300            13.24%
                                              ---------   ----------   ------------      ---------     ----------     ------------
  Total interest-earning assets                 505,170       23,976           9.49%       485,541         24,025             9.90%

Non-interest-earning assets                      59,821                                     63,035
                                              ---------                                  ---------
       Total assets                            $564,991                                   $548,576
                                              =========                                  =========

Liabilities and Equity
Interest-bearing liabilities:
  Interest-bearing deposits                      32,573          353           2.17%        27,768            344             2.48%
  Certificate accounts                          427,231       12,842           6.01%       384,717         10,253             5.33%
                                              ---------   ----------   ------------      ---------     ----------     ------------
  Total interest-bearing deposits               459,804       13,195           5.74%       412,485         10,597             5.14%

Loan and securities repurchase advances          43,292        1,497           6.92%        19,509          1,646             7.11%
Subordinated debt and other borrowings            4,193          366          17.46%        28,322            105            14.00%
                                              ---------   ----------   ------------      ---------     ----------     ------------
Total interest-bearing liabilities              507,289       15,058           5.94%       460,316         12,348             5.37%

Non-interest-bearing liabilities                 22,372                                     34,167
                                              ---------                                  ---------
     Total liabilities                          529,661                                    494,483

Equity                                           35,330                                     54,093
                                              ---------                                  ---------
  Total liabilities and equity                 $564,991                                   $548,576
                                              =========                                  =========

Net interest income                                          $ 8,918                                      $11,677
                                                          ==========                                   ==========
Net interest rate spread                                                       3.55%                                          4.53%
                                                                       ============                                   ============
Net interest margin                                                            3.53%                                          4.81%
                                                                       ============                                   ============
Ratio of interest-earning assets
  Total interest-bearing liabilities                                          99.58%                                        105.48%
                                                                       ============                                   ============

Noninterest Income
------------------

    Noninterest income was $1.9 million for the three and six months ended June 30, 2000 compared to $4.8 million and $6.8 million for the three and six months ended June 30, 1999, respectively. Lower noninterest income resulted from a $506.5 thousand mark-to-market adjustment related to the repurchase of first trust mortgages from loan sales completed in early 1999 and from a $1.6 million reduction in gain on mortgage banking related to a loan sale yield enhancement. The net gains were compressed due to the systematic divestiture of seasoned product from the Bank's held for sale portfolio, as the Bank transitions to higher credit grade first trust mortgage products.

    A summary of the Company's loan originations and sales for the six months ended June 30, 2000 and 1999 are as follows:

                                                 Year-to-Date                 Year-to-Date
(Dollars in thousands)                           June 30, 2000               June 30, 1999
--------------------------------------        -------------------         -------------------
Beginning balance, gross                                 $458,556                     337,304
  Loans originated and purchased:
     One to four family                                   129,889                     197,423
     Construction loans                                    17,021                      28,757
     Other loans                                            6,034                      16,812
                                              -------------------         -------------------
        Total loans originated                            152,944                     242,992
                                              -------------------         -------------------
  Loans purchased                                         216,195                     235,075
  Subtotal - Production                                   369,139                     478,067
                                              -------------------         -------------------
        Total                                             827,695                     815,371
Less:
  Principal repayments                                     49,543                      61,139
  Sales of loans                                          344,063                     363,050
  Transfers to REO                                            768                       2,502
                                              -------------------         -------------------
Ending balance, gross                                     433,321                     388,680

  Loans in process, loan fees                             (16,139)                    (14,292)
  Allowance for loan losses                                (2,710)                     (3,393)
                                              -------------------         -------------------
Total Loans receivable, net                               414,472                     370,995
  Loans held for sale                                     177,620                     276,258
                                              -------------------         -------------------
  Loans held for investment                              $236,852                    $ 94,737
                                              ===================         ===================

Noninterest Expense
-------------------

    Noninterest expenses were $6.1 million for the three months ended June 30, 2000 which was $141,000 higher than the same period in 1999. During the second quarter ended 2000 the Company incurred $824,000 of non-recurring charges of which $161,000 was related to the closure of two of its wholesale operations offices. Noninterest expense for the six month periods ending June 30, 2000 and 1999 was $11.9 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of funds are deposits, principal and interest payments on loans, cash proceeds from the sale of loans, FHLB advances, investment security interest payments and repurchase agreements, and to a lesser extent, mortgage loan warehouse lines of credit. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 5.69% and 10.93% for the quarters ended June 30, 2000 and June 30, 1999, respectively. The Bank had $50.1 million in deposits maturing within one month as of June 30, 2000, which represents 11.92% of certificate accounts. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to maintain sufficient liquidity.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows used in operating activities were $20.9 million for the six months ended June 30, 2000, compared to cash flows used in operating activities of $102.3 million for the six months ended June 30, 1999. Primarily net cash was used for loan originations and purchases in the amount of $369.1 million offset by $344.1 million in loan sales to the company's investors. Net cash provided by investing activities was $23.7 million and $48.8 million for the six months ended June 30, 2000 and 1999, respectively. Principal collections on loans and securities offset partially by the purchase of securities were the primary components of cash provided by investing activities. Net cash used in financing activities primarily consisted of decreased deposit accounts, repayment of other borrowings offset by proceeds from Federal Home Loan Bank advances. Net cash provided by financing activities was $5.8 million and $96.2 million for the six months ended June 30, 2000 and 1999, respectively.

     The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At June 30, 2000, cash and short-term investments totaled $28.9 million. The Company increased its portfolio of held-to-maturity mortgage-backed securities to provide liquidity to the mortgage banking operation through repurchase agreements. The Company has other sources of liquidity if a need for additional funds arises including the utilization of a $112.0 million line of credit at the Federal Home Loan Bank (FHLB) and a $250.0 million warehouse line of credit. Advances outstanding as of June 30, 2000 consisted of $40.4 million at the FHLB.

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

     On June 16, 2000 Life Financial Corporation's principal subsidiary, Life Bank ("the Bank"), received written notice from the OTS that it considers the Bank, based upon the Bank's average assets capital calculation for the first quarter of 2000, to be "undercapitalized" as of March 31, 2000. The change in the Bank's capital category from "well capitalized" to "undercapitalized" resulted from a determination by the OTS that for purposes of the Bank's risk-based capital calculations, certain of the Bank's assets which the Bank had risk-weighted in the 100% risk-weight category must instead be treated as low-level recourse assets. This change in the risk-weighting of these assets for risk-based capital calculations resulted in a decrease in the Bank's risk-based capital ratios.

     As outlined in Note 6 - Subsequent Events, the Bank is engaged in discussions with the OTS regarding the Supervisory Agreement issued by the OTS on July 20, 2000. When the Order and Agreement are finalized, the Company will release a more detailed description of their terms and conditions.

The following table reflects the Bank's capital ratios based on ending assets for the period ending June 30, 2000 and the related OTS requirements for adequately capitalized:

Dollars in Thousands
--------------------

                                     Actual             Required           Excess             Actual             Required
                                     Capital(a)          Capital           Amount             Percent(a)        Percent(b)
                                     ----------          -------           ------             ----------        ----------
Core                                 $30,822             $21,285           $ 9,537               5.79%                4.00%

Total Risk-Based                     $25,443             $24,078           $ 1,365               8.45%                8.00%

Tier 1 Risk-Based                    $22,735             $12,039           $10,696               7.55%                4.00%

Tangible                             $30,822             $ 7,982           $22,840               5.79%                1.50%

The following table reflects the Bank's capital ratios based on average assets for the period ending June 30, 2000 and the related OTS requirements for adequately capitalized:

Dollars in Thousands
--------------------

                                     Actual             Required           Excess             Actual             Required
                                     Capital(a)          Capital           Amount             Percent(a)        Percent(b)
                                     ----------          -------           ------             ----------        ----------
Core                                 $30,822             $22,110           $ 8,712               5.58%                4.00%

Total Risk-Based                     $25,443             $25,431           $    12               8.00%                8.00%

Tier 1 Risk-Based                    $22,735             $12,715           $10,020               7.15%                4.00%

Tangible                             $30,822             $ 8,291           $22,531               5.58%                1.50%

(a) As of June 30, 2000 the Bank met the capital ratios required to be considered adequately capitalized, however, for regulatory purposes the Bank is deemed to be undercapitalized until the OTS notifies the Bank that its capital category has changed.

(b) The percentages and ratios to be "well-capitalized" under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

     As of June 30, 2000, the Bank had outstanding commitments to originate or purchase mortgage loans of $8.0 million compared to $8.4 million as of December 31, 1999 due to consistent originations within the mortgage banking operations. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of June 30, 2000 compared to the period ended December 31, 1999 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K.

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

     Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. In a flat or rising interest rate environment, this policy enables management to utilize mandatory forward commitments to sell fixed rate assets as the primary hedging vehicles to shorten the maturity of such assets. In a declining interest rate environment, the policy enables management to utilize put options. The hedge management policy also permits management to extend the maturity of its liabilities through the purchase of put options, interest rate caps or collars, and entering into "long" interest rate swap agreements. Management may also utilize "short" interest rate swaps to shorten the maturity of long-term liabilities when the net cost of funds raised by using such a strategy is attractive, relative to short-term CD's or borrowings. No hedging positions were outstanding as of June 30, 2000 and December 31, 1999.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was originally filed in the United States District Court for the Southern District of New York and asserted claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission.

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

               None

Item 5.   Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits
               (a)  27.0 Financial data schedule (filed herewith).
               (b)  Reports on Form 8K
                    Current Report on Form 8-K dated 06/02/00 and filed
                    06/09/00.
                    Current Report on Form 8-K dated 06/16/00 and filed
                    06/27/00.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LIFE FINANCIAL CORPORATION

August 14, 2000           By:  /s/ Steven R. Gardner
---------------                --------------------------------------
Date                           Steven R. Gardner
                               President and Chief Operations Officer
                               (principal executive officer)

August 14, 2000                /s/ Roy Painter
---------------                -----------------------------
Date                           Roy Painter
                               Senior Vice President and Chief Financial Officer
                               (principal financial and accounting officer)