Form 10-Q
period 2000-09-30
LIFE FINANCIAL CORP
filed 2000-11-14
CIK 1028918

                United States Securities and Exchange Commission
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,668,436 shares of common stock, par value $0.01 per share, were outstanding as of November 8, 2000.

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                PAGE
                                                                                                ----

PART I     FINANCIAL INFORMATION

Item 1     Consolidated Statements of Financial Condition:
           September 30, 2000 (unaudited) and December 31, 1999.........................         1

     2     Consolidated Statements of Operations:
           For the Three and Nine Months ended September 30, 2000 (unaudited) and 1999..         2

     3     Consolidated Statements of Stockholders' Equity:
           For the Nine Months ended September 30, 2000 (unaudited).....................         3

     4     Consolidated Statements of Cash Flows:
           For the Nine Months ended September 30, 2000 (unaudited) and 1999............         4

     5     Notes to Consolidated Financial Statements (unaudited).......................         5

Item 2     Management's Discussion and Analysis of Financial Condition..................         9
           And Results of Operations

Item 3     Quantitative and Qualitative Disclosures About Market Risk...................        19

PART II    OTHER INFORMATION

Item 1     Legal Proceedings............................................................        20

Item 2     Changes in Securities and Use of Proceeds....................................        20

Item 3     Defaults Upon Senior Securities..............................................        20

Item 4     Submission of Matters to a Vote of Security Holders..........................        20

Item 5     Other Information............................................................        20

Item 6     Exhibits and Reports on Form 8-K.............................................        20


ITEM 1.  FINANCIAL STATEMENTS.

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                             September 30,
                                                                                 2000               December 31,
                                                                              (Unaudited)               1999
                                                                             ------------            ------------
ASSETS
Cash and cash equivalents                                                       $   7,883              $   17,315
Federal funds sold                                                                 44,090                   3,000
Participation contract                                                              7,895                   9,288
Investment securities available for sale                                           45,915                      --
Investment securities held to maturity                                                 --                  32,833
Loans:
      Loans held for sale                                                              --                 330,727
      Loans held for investment                                                   346,131                 106,350
      Allowance for loan losses                                                    (3,326)                 (2,749)
Mortgage servicing rights                                                           5,977                   6,431
Accrued interest receivable                                                         3,516                   3,676
Foreclosed real estate                                                              1,335                   2,214
Premises and equipment                                                              4,454                   6,003
Current tax receivable                                                              2,395                  18,653
Deferred income taxes                                                               1,749                   5,196
Other assets                                                                        3,058                   8,671
                                                                             ------------            ------------
TOTAL ASSETS                                                                    $ 471,072              $  547,608
                                                                             ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposit accounts                                                                $ 408,927              $  468,859
Other borrowings                                                                   30,333                  17,873
Subordinated debentures                                                             1,500                   1,500
Accrued expenses and other liabilities                                              7,591                  24,914
                                                                             ------------            ------------
Total liabilities                                                                 448,351                 513,146
                                                                             ------------            ------------

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 6,668,436
(2000) and 6,653,436 (1999) shares issued and outstanding                              67                      67
Additional paid-in capital                                                         42,575                  42,525
Accumulated deficit                                                              (19,990)                 (8,130)
Accumulated other comprehensive income                                                 69                       -
                                                                             ------------            ------------
Total stockholders' equity                                                         22,721                  34,462
                                                                             ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 471,072              $  547,608
                                                                             ============            ============


Accompanying notes are an integral part of these consolidated financial statements.

                  LIFE FINANCIAL CORPORATIONS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                            For the Three Months Ended         For the Nine Months Ended
                                                        ---------------------------------- ----------------------------------
                                                        September 30,     September 30,     September 30,     September 30,
INTEREST INCOME:                                             2000             1999               2000              1999
                                                        --------------- ------------------ -----------------  ---------------
Loans                                                         $  9,358          $   9,683         $  31,858         $ 29,437
Other interest-earning assets                                      922                749             2,399            5,021
                                                        --------------- ------------------ -----------------  ---------------
      Total interest income                                     10,280             10,432            34,257           34,458

INTEREST EXPENSE:
Interest-bearing deposits                                        6,611              5,259            19,806           15,856
Other borrowings                                                   404                844             2,147            2,490
Subordinated debentures                                             53                 53               175              158
                                                        --------------- ------------------ -----------------  ---------------

      Total interest expense                                     7,068              6,156            22,128           18,504
                                                        --------------- ------------------ -----------------  ---------------
      NET INTEREST INCOME                                        3,212              4,276            12,129           15,954

PROVISION FOR LOAN LOSSES                                          716                430               716            2,638
                                                        --------------- ------------------ -----------------  ---------------

NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                  2,496              3,846            11,413           13,316

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income                   1,259              1,488             3,027            3,989
Bank and other fee income                                          150                 90               413              253
Net gain/(loss) from mortgage banking                                -                  -                 -                -
Net loss on participation contract and
    investment securities                                      (1,025)                  -           (1,025)                -
Other income (loss)                                               (64)                581               (4)              689
                                                        --------------- ------------------ -----------------  ---------------
     Total noninterest income                                      320              2,159             2,411            4,931

NONINTEREST EXPENSE:
Compensation and benefits                                        1,718              1,448             5,408            3,756
Premises and occupancy                                             920                460             2,508            1,284
Data processing                                                    164                208               757              669
Net loss/(gain) on foreclosed real estate                          256                 16               319             (59)
Other expense                                                    1,494              3,127             3,855            5,418
                                                        --------------- ------------------ -----------------  ---------------
        Total noninterest expense                                4,552              5,259            12,847           11,068
                                                        --------------- ------------------ -----------------  ---------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE INCOME TAXES                             (1,736)                746               977            7,179

PROVISION FOR INCOME TAXES                                       3,337              1,224             3,217            2,314
                                                        --------------- ------------------ -----------------  ---------------
NET INCOME (LOSS) FROM CONTINUING                              (5,073)              (478)           (2,240)            4,865
    OPERATIONS

DISCONTINUED OPERATIONS :
Income (loss) from operations of discontinued
    mortgage banking operations (less applicable
    income tax provision/(benefit) of $(457), $(454),
    $(782), and $416, respectively)                            (4,890)              1,515           (8,372)          (1,385)
Gain (loss) on disposal of mortgage banking
    (less applicable income tax provision/(benefits)
    of $(812)                                                  (1,248)                  -           (1,248)                -
                                                        --------------- ------------------ -----------------  ---------------
NET INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS                                                 (6,138)              1,515           (9,620)          (1,385)
                                                        --------------- ------------------ -----------------  ---------------

NET INCOME (LOSS)                                          $  (11,211)           $  1,037       $  (11,860)         $  3,480
                                                        =============== ================== =================  ===============

Basic earnings (loss) per common share
        Continuing operations                               $   (0.75)        $    (0.07)         $  (0.34)       $     0.74
        Discontinued operations                             $   (0.93)        $      0.23         $  (1.44)       $   (0.21)
                                                        --------------- ------------------ -----------------  ---------------
        Net income (loss) per common share                  $   (1.68)        $      0.16         $  (1.78)       $     0.53
        Weighted average shares outstanding                  6,668,436          6,568,436         6,668,162        6,564,700

Diluted earnings (loss) per common share
        Continuing operations                               $   (0.76)        $    (0.07)        $   (0.34)       $     0.74
        Discontinued operations                             $   (0.92)        $      0.23        $   (1.44)       $   (0.21)
                                                        --------------- ------------------ -----------------  ---------------
        Net income (loss) per common share                  $   (1.68)        $    (0.16)        $   (1.78)       $     0.53
        Weighted average shares outstanding                  6,668,436          6,623,906         6,668,162        6,564,700


Accompanying notes are an integral part of these consolidated financial statements.

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)

                                                                                            Accumulated
                                            Common Stock      Additional                       Other           Total
                                                                Paid-in      Accumulated    Comprehensive  Stockholders'
                                          Shares     Amount     Capital        Deficit         Income          Equity
                                    ------------------------------------------------------------------------------------
BALANCE, December 31, 1999               6,653,436    $  67     $ 42,525      $  (8,130)      $   ---       $  34,462

Stock options exercised                     15,000      ---           50            ---           ---              50

Net unrealized gain on                         ---      ---          ---            ---            69              69
available-for-sale
securities, net of tax
Net loss                                       ---      ---          ---        (11,860)          ---         (11,860)
                                    ------------------------------------------------------------------------------------
Comprehensive income (loss)                                                     (11,860)           69         (11,791)
                                    ------------------------------------------------------------------------------------

BALANCE, September 30, 2000              6,668,436    $  67     $ 42,575      $ (19,990)      $    69       $  22,721
                                    ====================================================================================


Accompanying notes are an integral part of these consolidated financial statements

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ---------------------------
                                                                            2000            1999
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                         $ (11,860)      $   3,480
Adjustments to net income
   Depreciation and amortization                                                549           1,765
   Provision for credit losses                                                  716           2,638
   Loss on sale and provision for losses on premises and equipment              724          ----
   Loss on sale, provision, and write-down of foreclosed real estate            467             368
   Loss (gain) on sale and securitization of loans held for sale              4,639         (13,228)
   Net unrealized losses and accretion on investment securities and           1,106           1,272
   residual assets
   Change in allowance on mortgage servicing rights                            (576)          1,234
   Amortization of mortgage servicing rights                                  1,030           3,671
   Purchase and origination of loans                                       (450,497)       (722,310)
   Proceeds from the sales of loans                                         461,353         619,737
   Write-down of loans transferred to held for investment                     1,688          ----
   Change in current and deferred income tax receivable                      19,705           2,729
   (Decrease) increase in accrued expenses and other liabilities            (17,713)          4,465
   Federal Home Loan Bank stock dividend                                       (160)            (99)
   Decrease (Increase) in other assets                                        5,773            (918)
                                                                        -----------     -----------
            Net cash provided (used) in operating activities                 16,944         (95,196)
                                                                        -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans                                                  73,617          90,702
Principal payments on securities                                             51,691           3,032
Proceeds from the sale of foreclosed real estate                              1,389           3,355
Purchase of securities                                                      (64,605)        (45,244)
Proceeds from maturities of securities                                       ----             2,000
Increase in Federal funds sold                                              (41,090)        (13,008)
Cash received on residual assets                                                356           4,674
Purchase of Federal Home Loan Bank stock                                     ----              (124)
Additions to premise and equipment                                             (312)           (323)
                                                                        -----------     -----------
                Net cash provided by investing activities                    21,046          45,064
                                                                        -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts                                 (59,932)        107,356
Proceeds from (repayment of) other borrowings                                12,460         (39,977)
Proceeds from FHLB advances                                                  ----            59,257
Net proceeds from issuance of common stock                                       50              20
                                                                        -----------     -----------
            Net cash (used) provided by financing activities                (47,422)        126,656
                                                                        -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                              (9,432)         76,524

CASH AND CASH EQUIVALENTS, beginning of period                               17,315           8,152
                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                  $   7,883       $  84,676
                                                                        ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid                                                             $  21,941       $  18,966
                                                                        ===========     ===========
Income taxes paid                                                         $      73       $   4,028
                                                                        ===========     ===========
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment           $ 253,597          ----
                                                                        ===========     ===========
Transfers from loans to foreclosed real estate                            $     977       $   4,530
                                                                       ===========     ===========


Accompanying notes are and integral part of these consolidated financial statements.

                   LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of LIFE Financial Corporation (the "Company") and its subsidiaries, LIFE Bank (formerly Life Savings Bank, Federal Savings Bank), (the "Bank"), Life Financial Insurance Services, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

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

NOTE 3 - ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after September 15, 1999. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," that amends SFAS No. 133 and defers the effective date to fiscal years beginning after September 15, 2000. Management of the Company does not believe the adoption of SFAS No. 133 will have a material impact on the Company's results of operations or financial position when adopted.

NOTE 4 - EARNINGS PER SHARE

         The table below sets forth the Company's earnings per share calculations for the three and nine months ended September 30, 2000 and 1999.

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

         Earnings (loss) per share reconciliation is as follows (dollars in thousands, except per share data):

                                                          For the Three Months Ended September 30,
                                 ------------------------------------------------------------------------------------------
                                                     2000                                          1999
                                 ------------------------------------------   ---------------------------------------------
                                      Net                        Per Share         Net                          Per Share
                                      Loss          Shares        Amount         Earnings           Shares        Amount
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net Earnings (Loss)              $   (11,211)                                      $   1,037
                                 ============                                    ============
Basic EPS Earnings available
  To common stockholders         $   (11,211)      6,668,436      $  (1.68)        $   1,037       6,568,436       $   0.16

Effect of Dilutive Stock
  Options                                  -               -                               -          55,470
                                 ------------    ------------                    ------------    ------------
Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions              $ (11,211)      6,668,436      $  (1.68)        $   1,037       6,623,906       $   0.16
                                 ============    ============    ============    ============    ============    ===========

                                                          For the Three Months Ended September 30,
                                 ------------------------------------------------------------------------------------------
                                                     2000                                          1999
                                 ------------------------------------------   ---------------------------------------------
                                      Net                        Per Share         Net                          Per Share
                                      Loss          Shares        Amount         Earnings           Shares        Amount
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net Earnings (Loss)                $ (11,860)                                      $   3,480
                                 ============                                    ============
Basic EPS Earnings available
  To common stockholders           $ (11,860)      6,668,162        $  (1.78)      $   3,480       6,564,700        $  0.53

Effect of Dilutive Stock
  Options                                   -               -                               -         44,666
                                 ------------    ------------                    ------------    ------------
Diluted EPS Earnings available
  To common stockholders plus
  Assumed conversions
                                   $ (11,860)      6,668,162        $  (1.78)      $   3,480       6,609,366        $  0.53
                                 ============    ============    ============    ============    ============    ===========

NOTE 5 - DISCONTINUED OPERATIONS AND SEGMENT INFORMATION

         In September 2000, the Company ceased its mortgage banking operations, which consisted of selling originated and purchased mortgage loans directly in the secondary market in whole loan sales whereby the Company would recognize gains or losses. Accordingly, the mortgage banking operations are reported as a discontinued operation at September 30, 2000, and the financial statements have been reclassified to report separately the operating results of that business. The Company's prior years' operating results have been restated to reflect continuing operations. Net assets previously reported for the mortgage banking operation consisted primarily of loans held for sale. As of September 30, 2000, the remaining loans held for sale were transferred to loans held for investment and a lower of cost or market adjustment of $1.7 million was recorded.

         The table below sets forth information about the discontinued operating segment of mortgage banking as well as the remaining continuing operations of banking and loan servicing for the nine months ended September 30, 2000 and 1999 (dollars in thousands).

                                    For the Nine Months Ended                         For the Nine Months Ended
                         ---------------------------------------------------------------------------------------------------
                                        September 30, 2000                                 September 30, 1999
                         -------------------------------------------------  ------------------------------------------------
                                        Mortgage     Loan                                  Mortgage      Loan
                             Bank       Banking    Servicing      Total          Bank       Banking      Servicing    Total
                         ------------ ------------ ----------   -----------  -----------  -----------  ---------------------
Non-Interest Revenues    $    (615)   $  (6,001)   $   3,026    $  (3,590)   $     576    $   8,189    $   4,355   $  13,120

Interest Earned             34,001         --           --         34,001       34,458         --           --        34,458
Interest Charges           (22,127)        --             (1)     (22,128)     (18,504)        --           --       (18,504)
                         ---------    ---------    ---------    ---------    ---------    ---------    ---------   ---------
   Net interest Income      11,874         --             (1)      11,873       15,954         --           --        15,954
   (expense)
                         ---------    ---------    ---------    ---------    ---------    ---------    ---------   ---------

   Net revenue           $  11,259    $  (6,001)   $   3,025    $   8,283    $  16,530    $   8,189    $   4,355   $  29,074
                         =========    =========    =========    =========    =========    =========    =========   =========

Segment pre-tax income
(loss)                   $    (106)   $ (11,214)   $   1,083    $ (10,237)   $   5,849    $    (970)   $   1,331   $   6,210

Segment assets           $ 463,604    $    --      $   7,468    $ 471,072    $ 514,111    $  31,328    $  19,035   $ 564,474


NOTE 6 REGULATORY MATTERS

On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the Office of Thrift Supervision (the "OTS"). The Order requires the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company is also required to observe certain requirements regarding transactions with affiliates, books and records, tax sharing arrangements with the Bank and the maintenance of a separate corporate existence from the Bank.

Also, on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement requires the Bank, among other things, to achieve a core capital of at least 6.0% and a total risk-based capital of at least 11.0% by March 31, 2001. In calculating these ratios, the Bank must risk weight all sub-prime loans it holds at double the regularly prescribed risk weighting. The Supervisory Agreement also requires that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans to one borrower and oversight by the Board of Directors.

NOTE 7 INCOME TAXES

Income taxes for the period ended September 30, 2000 for continuing operations consisted of the following (in thousands):

                                                    September 30,
Current provision (benefit):                            2000
                                              -------------------------
        Federal                               $                      -
        State                                                        -
                                              -------------------------
                                                                     -
Deferred (benefit) provision:
        Federal                                                  3,217
        State                                                      731
                                              -------------------------
                                                                 3,217

        Total income tax provision (benefit)  $                  3,217
                                              =========================

A reconciliation from statutory federal income taxes to the Company's effective income taxes for continuing operations for the period ended September 30, 2000 is as follows (in thousands):

                                                      September 30,
                                                          2000
                                                -----------------------
Statutory federal taxes                          $                 332

State taxes, net of federal income tax benefit                      68
Valuation allowance                                              2,816
                                                -----------------------
                                                 $               3,217
                                                =======================

Deferred tax assets (liabilities) were comprised of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                         2000                     1999
                                               -------------------------  ----------------------
Deferred tax assets:
      Depreciation                                         $         11             $        10
      Accrued expenses                                              890                     272
      Net operating loss                                          5,816                       -
      Allowance for loan losses                                   1,219                     859
      Capital loss carryforward                                      60                      60
      Loans held for sale                                             -                   3,414
      Other                                                           -                     905
                                               -------------------------  ----------------------
                                                                  7,996                   5,520

Deferred tax liabilities:
      Federal Home Loan Bank stock                                (248)                   (248)
      Other                                                       (368)                    (76)
                                               -------------------------  ----------------------
                                                                  (616)                   (324)

Less valuation allowance                                        (5,631)                       -
                                               -------------------------  ----------------------

Net deferred tax asset                                     $      1,749             $     5,196
                                               =========================  ======================

At September 30, 2000, a valuation allowance in the amount of $5.6 million was recorded against the deferred tax asset as it is more likely than not that such benefit would not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the nine and three month periods ended September 30, 2000 and 1999. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

         Certain statements in this Report on Form 10-Q may contain "forward-looking statements" that reflects the Company's current views with respect to future events and financial performance. These "forward-looking statements" are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," "intend," "estimate," "should," and other expressions which indicate future events and trends identify "forward-looking statements." Readers are cautioned not to place undue reliance on these "forward-looking statements," which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any "forward looking statements," whether as a result of new information, future events or otherwise. The following factors could cause actual results to differ materially from historical results or those anticipated: (1) the level of demand for mortgage credit, which is affected by such external factors as the level of interest rates, the strength of the various segments of the economy and the demographics of the Company's lending markets; (2) the direction of interest rates; (3) the relationship between mortgage interest rates and the cost of funds; (4) federal and state regulation of the Company's banking, mortgage banking and loan servicing operations; (5) competition within the banking industry, mortgage banking industry and loan servicing industry; and (6) the ability of the Company to manage expenses.

GENERAL

         The Company, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Company's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983. The Bank is a federally chartered stock savings bank whose primary business includes retail banking, mortgage banking and loan servicing.

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

         The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loans and investment portfolio and servicing fee income.

FINANCIAL CONDITION

         Total assets of the Company were $471.1 million at September 30, 2000 compared to $547.6 million at December 31, 1999. The $76.5 million decrease in total assets from December 31, 1999 was primarily a result of a $90.9 million decrease in the loan portfolio. During the period ending September 30, 2000, the Company sold $121.7 million in loans resulting in a loss of $3.5 million. The decrease in the loan portfolio was partially offset by an increase of $52.8 million in other interest earning assets, such as investment securities and federal funds sold.

MORTGAGE AND OTHER SECURITIES

         The Company transferred the securities portfolio from held to maturity to available for sale during the quarter ended September 30, 2000. Total securities increased from $42.1 million at December 31, 1999 to $53.8 million as of September 30, 2000. The $11.7 million increase resulted from purchases of FNMA and GNMA adjustable rate mortgage-backed securities offset by maturities of U.S. Treasury Bills and principal payments. The participation contract, a retained interest in prior years' mortgage securitizations was revalued during the period. This revaluation reflected current estimates of prepayment speeds and anticipated losses on the loans underlying the contract, which resulted in a charge to earnings of approximately $1.0 million.

         A summary of the Company's securities as of September 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                                        September 30, 2000
                                                   --------------------------------------------------------------
                                                     Amortized       Unrealized       Unrealized        Estimated
                                                       Cost            Gain              Loss         Market Value
                                                   ------------    ------------     ------------     ------------
Participation Contract                                 $  7,895        $    -                -           $  7,895

Securities Available for Sale:
    Mortgage-Backed Securities                           42,928             161              (41)          43,048
    Other Securities                                      2,867             -                -              2,867
                                                   ------------    ------------     ------------     ------------
                                                         45,795             161              (41)          45,915
                                                   ------------    ------------     ------------     ------------
                                                       $ 53,690        $    161         $    (41)        $ 53,810
                                                   ============    ============     ============     ============

                                                                        December 31, 1999
                                                   --------------------------------------------------------------
                                                     Amortized       Unrealized       Unrealized        Estimated
                                                       Cost            Gain              Loss         Market Value
                                                   ------------    ------------     ------------     ------------
Participation Contract                                 $  9,288       $    --          $    --           $  9,288

Securities Held to Maturity:
    US Treasury and Other Agency Securities              29,955            --                (10)          29,945
    Mortgage-Backed Securities                                5            --                                   5
    Other Securities                                      2,873            --               --              2,873
                                                   ------------    ------------     ------------     ------------
                                                         32,833            --                (10)          32,823
                                                   ------------    ------------     ------------     ------------
                                                       $ 42,121       $    --           $    (10)        $ 42,111
                                                   ============    ============     ============     ============


LOANS

         It is part of the Company's strategic plan to discontinue the sale of loans to the secondary market, thus, all loans held for sale have been reclassified as loans held for investment. Total loans reclassified from held for sale had a carrying value of $114.6 million. The lower of cost or market adjustment at the time of the transfer was $1.7 million. Loans totaled $342.8 million at September 30, 2000 compared to $434.3 million at December 31, 1999, or a decrease of $91.5 million. The decrease is primarily due to loans sold of $121.7 million resulting in a loss of $3.5 million.
         Additionally, the Bank originated $200.1 million in loans during the nine months ending September 30, 2000 which consisted of $165.7 million in real estate loans, $24.3 million in construction loans and $10.1 million in other loans. Together with loan purchases of $243.9 million, total loan production for the nine months ending September 30, 2000 was $444.0 million. Loan sales for the nine months ending September 30, 2000 totaled $464.8 million. For the nine months ending September 30, 1999, the Bank originated $351.3 million in loans, which consisted of $289.6 million in real estate loans, $40.1 million in construction loans and $21.6 million in other loans. The Bank's loan production total for the nine months ending September 30, 1999 was $745.1 and included $393.8 million of purchased loans. Loan sales totaled $619.7 million for the nine months ending September 30, 1999. The reduction in loan production is partly the result of the Bank's stated intent to originate higher credit quality loans and to reduce the levels of sub-prime originations.

ALLOWANCE FOR LOAN LOSSES

         For the nine and three months ended September 30, 2000, the Company had a $716 thousand provision for credit losses on loans compared to $2.6 million and $430 thousand for the nine and three months ended September 30, 1999, respectively.

         Allowance for loan losses totaled $3.3 million and $2.7 million at September 30, 2000 and December 31, 1999 respectively. The September 30, 2000 allowance for loan losses as a percent of total non-performing loans was 30.97%, compared to 102.3% at December 31, 1999. Nonperforming loans, as a percent of gross loans was 2.96% at September 30, 2000, compared to 0.59% at December 31, 1999.

          The Company's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends. Given the composition of the Company's loan portfolio, the $3.3 million allowance for loan losses was considered adequate to cover losses inherent in the Company's loan portfolio at September 30, 2000. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

         The table below summarizes the activity of the Company's allowance for loan losses for the nine and three months ended September 30, 2000 and September 30, 1999.


ALLOWANCE FOR LOAN LOSSES (DOLLARS IN THOUSANDS):

                                                         Nine Months Ended                Three Months Ended
                                                           September 30,                     September 30,
                                                   -----------------------------    ------------------------------
                                                          2000         1999                  2000          1999
                                                   -----------------------------    -------------------------------
Allowance for loan losses
  Balance at beginning of period                           $ 2,749      $ 2,777          $ 2,710         $ 3,393
Charge-off's                                                  (151)      (2,441)            (112)           (753)
Recoveries                                                      12          362               12             266
                                                       -----------   ----------      -----------      -----------
Net charge-off's                                              (139)      (2,079)            (100)           (487)

Transfer to REO specific reserve                                --         (16)               --             (16)
Privision for loan losses                                      716        2,638              716             430
                                                       -----------   ----------      -----------      -----------

Allowance for loan losses balance at
   end of period                                        $    3,326     $  3,320         $  3,326        $  3,320
                                                       ===========   ==========      ===========      ===========

The table below summarizes the Company's composition of non-performing assets as of the dates indicated.

COMPOSITION OF NON-PERFORMING ASSETS

                                                    AT SEPTEMBER 30,          AT DECEMBER 31,
                                                          2000                      1999
                                                 -----------------------   -----------------------
Non-accrual loans:
   Residential real estate:
      One to four family                                $        10,617            $        2,462
      Multi-family                                                   67                       198
   Other loans                                                       57                        27
                                                 -----------------------   -----------------------
     Total non-performing loans                                  10,741                     2,687
REO,  net (1)                                                     1,319                     2,214
                                                 -----------------------   -----------------------
     Total non-performing assets                        $        12,060            $        4,901
                                                 =======================   =======================

Allowance for loan  losses as a percent of
  gross  loans held for investment                                 .92%                     2.09%

Allowance for loan losses as a percent of
  total non performing loans (2)                                 30.97%                    102.3%

Non-performing loans as a
  percent of gross loans receivable (3)                           2.96%                     0.59%

Non-performing assets as a
  percent of total assets                                         2.56%                     0.89%


(1) Foreclosed real estate balances are shown net of related loss allowances.
(2) Non-performing loans consisted of all loans 90 days or more past due.
(3) Gross loans receivable is comprised of loans held-for-sale and loans held-for-investment.

MORTGAGE SERVICING RIGHTS

         The activity for the Company's mortgage servicing rights was as follows (dollars in thousands):

                                                                 Nine Months Ended
Mortgage Servicing Rights:                                       September 30, 2000
                                                              -----------------------
     Balance at December 31, 1999                                    $    7,180
     Additions                                                               57
     Scheduled amortization                                             (1,087)
                                                                  --------------
     Balance before valuation reserve at September 30, 2000               6,150
                                                                  --------------

Reserve for  Impairment of Mortgage Servicing Rights:
     Balance at December 31, 1999                                          (749)
     Reductions                                                             576
                                                                  --------------
     Balance at September 30, 2000                                         (173)
                                                                  --------------
     Mortgage Servicing Rights, net                                   $   5,977
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

         Total liabilities of the Company decreased from $513.1 million at December 31, 1999 to $448.3 million at September 30, 2000. The net change resulted primarily from decreases in deposits and accrued expenses offset by increases in other borrowings.

         Total Bank deposits for the period ending September 30, 2000 were $408.9 million, compared to $468.9 million at December 31, 1999. The 12.8% decrease in deposits from December 31, 1999 is primarily due to decreases in certificates of deposit. The Bank's strategy continues to focus heavily on increasing retail deposits through the growth of both local consumer and business accounts to reduce reliance on wholesale certificates of deposit and other borrowings. The ratio of retail deposits to total deposits increased to 72.5% at September 30, 2000 compared to 54.5 at December 31, 1999.

         Accrued expenses and other liabilities decreased $17.3 million from $24.9 million at December 31, 1999 to $7.6 million at September 30, 2000, primarily as a result of decreases in collections on other investor loans and accrued Federal and State income taxes.

         Other borrowings as of September 30, 2000 was $30.3 million compared to $17.9 million at December 31, 1999. The $12.4 million increase was due to timing differences between receipt of loan sale proceeds and payment of outstanding borrowings.

         The Bank's core, tier 1 and total risk-based capital ratios based upon period end risk-based assets at September 30, 2000 were 5.28%, 6.62% and 7.87%, respectively, compared to 6.32%, 10.17% and 11.19% at September 30, 1999.

RESULTS OF OPERATIONS

QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER AND YEAR-TO-DATE ENDED SEPTEMBER 30, 1999

HIGHLIGHTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

         The Company reported third quarter 2000 net loss of $11.2 million, or $1.68 loss per diluted share, compared with net income of $1.0 million, or $0.16 per diluted share for the quarter ended September 30, 1999. The third quarter $1.68 loss per diluted share was comprised of a $0.75 loss from continuing operations and a $0.93 loss from discontinued mortgage banking operations. Net loss year-to-date for 2000 is $11.9 million, or $1.78 loss per diluted share, compared to net earnings of $3.5 million, or $0.53 per diluted share, for the nine months ended September 30, 1999. The year to date for 2000 $1.78 loss per diluted share was comprised of a $0.34 loss from continuing operations and a $1.44 loss from discontinued mortgage banking operations. The primary reasons for such a decline were due to losses of $3.8 million on sale of non-performing loans, and amortization of premiums for those loans. The Bank made a lower of cost or market adjustment of $1.7 million on the transfer of loans from available for sale to held for investment. Although, this adjustment is not part of the allowance for loan losses evaluation policy, the adjustment provides for an offset against future losses on these loans. Additionally, the Bank made a permanent write down of $1.0 million on the participation contract due to changes in assumptions based on the historical performance of the loans underlying the contract

NET INTEREST INCOME:

         The Company's net interest income before provision for credit losses decreased 30.9% to $3.0 million during the three months ended September 30, 2000, compared to $4.3 million for the three months ended September 30, 1999. Additionally, net interest income for the nine months ending September 30, 2000 decreased $4.1 million from September 30, 1999. The decline is due to the combination of decreased loan yields and increased cost of funds. The yield decrease is a result of the reversal of non-accrual interest and the amortization of deferred premiums and discounts on the loans transferred from held for sale to loans held for investment. The deposit rate increase is a result of higher market interest rates. Average loans for the nine months ending September 30, 2000 increased $46.7 million from the same prior year period which was partially offset by the decrease due to the average loan yield decreasing 40 basis points during the same period. Additionally, interest income decreased as a result of the Company's sale of interest earning residual mortgage-backed securities in 1999. For the nine months ending September 30, 2000, the Company's net interest margin was 3.21% as compared to a net interest margin of 4.36% during the same period in 1999.

         For the three months ending September 30, 2000, the Company's net interest margin was 2.51% as compared to a net interest margin of 3.51% during the third quarter of 1999. This change in the Company's net interest margin was caused by yield increases investment securities and cash and cash equivalent offset by increases in the cost of funds for interest bearing deposits and other borrowings. Average investment securities increased $49.4 million, participation contract increased $8.0 million, and average net loans increased $20.0 million offset by average deposits decreasing $19.4 million, average borrowings decreasing $19.1 million and average residual mortgage-backed securities decreasing $38.2 million.

The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months period ended September 30, 2000 and 1999.

         The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

                                                    Three Months Ended                       Three Months Ended
                                                    September 30, 2000                       September 30, 1999
----------------------------------------------------------------------------------  -------------------------------------
(Dollars in thousands)                                  (unaudited)                             (unaudited)
----------------------------------------------------------------------------------  -------------------------------------
                                                                        Average                                Average
ASSETS                                       Average                  Annualized     Average                 Annualized
                                             Balance       Interest   Yield/Cost     Balance     Interest    Yield/Cost
                                          --------------  ----------- ------------  -----------  ----------  ------------
Interest-earning assets:
  Cash and cash equivalents                  $   618       $   45       29.13%       $  5,949    $    29        1.95%
  Federal funds sold                           4,494           72        6.41%          9,948        122        4.91%
  Participation contract                       7,970            -        0.00%             -           -            -
  Investment securities, net                  52,642          805        6.12%          3,257         43        5.28%
  Loans receivable, net                      405,962        9,102        8.97%        385,979      9,683       10.03%
  Mortgage-backed securities                      -            -            -          38,210        555        5.81%
  Residual mortgage-backed securities             -            -            -          44,351          -        0.00%
                                          --------------  ----------- ------------  -----------  ----------  ------------
      Total interest-earning assets          471,686       10,024        8.50%        487,694     10,432        8.56%

Non-interest-earning assets                   40,572                                   48,633
                                          --------------                            -----------
      Total assets                         $ 512,258                                $ 536,327
                                          ==============                            ===========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits                   31,534          170        2.16%         37,587        192        2.04%
  Certificate accounts                       405,110        6,441        6.36%        379,695      5,067        5.34%
                                          --------------  ----------- ------------  -----------  ----------  ------------
      Total interest-bearing deposits        436,644        6,611        6.06%        417,282      5,259        5.04%

Other borrowings                              24,194          404        6.68%         43,296        844        7.80%
Subordinated debentures                        1,500           53       14.13%          1,500         53       14.13%
                                          --------------  ----------- ------------  -----------  ----------  ------------
    Total interest-bearing liabilities       462,338        7,068        6.12%      462,078       6,156         5.32%

Non-interest-bearing liabilities              17,561                                 19,231
                                          --------------                            -----------
     Total liabilities                       479,899                                481,309

Equity                                        32,359                                 55,018
                                          --------------                            -----------
     Total liabilities and equity          $ 512,258                                $536,327
                                          ==============                            ===========

Net interest income                                       $ 2,956                                $4,276
                                                          ===========                            ==========
Net interest rate spread                                                 4.69%                                  5.35%
                                                                      ============                           ============
Net interest margin                                                      2.51%                                  3.51%
                                                                      ============                           ============
Ratio of interest-earning assets
     To interest-bearing liabilities                                      102.02%                             105.54%
                                                                      ============                           ============

                                                     Nine Months Ended                       Nine Months Ended
                                                    September 30, 2000                       September 30, 1999
----------------------------------------------------------------------------------  -------------------------------------
(Dollars in thousands)                                  (unaudited)                             (unaudited)
----------------------------------------------------------------------------------  -------------------------------------
                                                                        Average                                Average
ASSETS                                       Average                  Annualized     Average                 Annualized
                                             Balance       Interest   Yield/Cost     Balance     Interest    Yield/Cost
                                          --------------  ----------- ------------  -----------  ----------  ------------
Interest-earning assets:
  Cash and cash equivalents                    $  2,532       $  223       11.74%      $ 5,468       $ 180         4.39%
  Federal funds sold                              3,027          205        9.03%       20,884         734         4.69%
  Participation contract                          5,660            -        0.00%            -           -             -
  Investment securities, net                     41,837        1,971        6.28%        3,846         159         5.51%
  Loans receivable, net                         440,900       31,602        9.56%      394,180      29,437         9.96%
   Mortgage-backed securities                                                           15,736         648         5.49%
  Residual mortgage-backed securities                 -            -            -       47,993       3,300         9.17%
                                          --------------  ----------- ------------  -----------  ----------  ------------
  Total interest-earning assets                 493,956       34,001        9.18%      488,107      34,458         9.41%

Non-interest-earning assets                      52,935                                 34,494
                                          --------------                            -----------
       Total assets                           $ 546,891                               $522,601
                                          ==============                            ===========

LIABILITIES AND EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits                      31,993          524        2.18%       31,211         536         2.29%
  Certificate accounts                          419,803       19,282        6.12%      383,024      15,320         5.33%
                                          --------------  ----------- ------------  -----------  ----------  ------------
  Total interest-bearing deposits               451,796       19,806        5.85%      414,235      15,856         5.10%

Other borrowings                                 38,668        2,147        7.40%       45,309       2,490         7.33%
Subordinated debentures                           1,500          175       15.56%        1,500         158        14.04%
                                          --------------  ----------- ------------  -----------  ----------  ------------
Total interest-bearing liabilities              491,964       22,128        6.00%      461,044      18,504         5.35%

Non-interest-bearing liabilities                 20,756                                  7,865
                                          --------------                            -----------
     Total liabilities                          512,720                                468,909

Equity                                           34,171                                 53,692
                                          --------------                            -----------
  Total liabilities and equity                $ 546,891                               $522,601
                                          ==============                            ===========

Net interest income                                          $11,873                               $15,954
                                                          ===========                            ==========
Net interest rate spread                                                    4.76%                                   4.06%
                                                                      ============                           ============
Net interest margin                                                         3.21%                                   4.36%
                                                                      ============                           ============
Ratio of interest-earning assets
  Total interest-bearing liabilities                                      100.40%                                 105.87%
                                                                      ============                           ============


NONINTEREST INCOME (LOSS)

        Noninterest income (loss) was ($5.5) million and ($3.6) million for the three and nine months ended September 30, 2000, respectively, compared to $6.4 million and $13.1 million for the three and nine months ended September 30, 1999, respectively. This major decline in noninterest income is primarily due to the restructuring of the Company. The Bank incurred a $3.8 loss on the sale of non-performing loans; amortized $1.0 million in loan fees associated with non-performing loans; wrote down the participation contract by $1.0 million; and recorded a lower of cost or market adjustment on the transfer of loans to held for investment of $1.7 million.

         A summary of the Company's loan originations and sales for the nine months ended September 30, 2000 and 1999 are as follows (dollars in thousands):

                                                   Year-to-Date              Year-to-Date
                                                September 30, 2000        September 30, 1999
-----------------------------------------     -----------------------    ---------------------
Beginning balance, gross                             $       458,556            $     337,554
   Loans originated:
     One to four family                                      165,695                  289,556
     Construction loans                                       24,338                   40,112
     Other loans                                              10,088                   21,633
                                              -----------------------    ---------------------
        Total loans originated                               200,121                  351,301
   Loans purchased                                           243,912                  393,768
                                              -----------------------    ---------------------
   Subtotal - Production                                     444,033                  745,069
                                              -----------------------    ---------------------
        Total                                                902,589                1,082,623
Less:
  Principal repayments                                        73,756                   92,853
  Sales of loans                                             464,791                  619,737
  Transfers to REO                                               977                    4,720
                                              -----------------------    ---------------------
Ending balance, gross                                        363,065                  365,313

   Loans in process, loan fees                               (16,934)                 (17,627)
   Allowance for loan losses                                  (3,326)                  (3,320)
                                              -----------------------    ---------------------
Total Loans receivable, net                                  342,805                  344,366
   Loans held for sale                                            --                  248,023
                                              -----------------------    ---------------------
   Loans held for investment                           $     342,805             $     96,343
                                              =======================    =====================

NONINTEREST EXPENSE

         Noninterest expense was $5.9 million for the three months ended September 30, 2000, which were $2.5 million lower than the same period in 1999. The 29.7% decrease is primarily a result of reduced compensation expense of $734 thousand related to reduction in personnel, and a $958 thousand decrease in other expenses related to professional services. The decrease is partially offset by a severance payment of $1.2 million made during the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans, cash proceeds from the sale of loans, FHLB advances, investment security interest payments and repurchase agreements. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 10.95% and 4.10% for the quarters ended September 30, 2000 and September 30, 1999, respectively. The Bank had $50.1 million in deposits maturing within one month as of September 30, 2000, which represents 11.92% of certificate accounts. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to maintain sufficient liquidity.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $16.9 million for the nine months ended September 30, 2000, compared to cash flows used in operating activities of $95.2 million for the nine months ended September 30, 1999. Net cash was primarily used for loan originations and purchases in the amount of $444.0 million offset by $464.8 million in loan sales to the company's investors. Net cash provided by investing activities was $21.0 million and $45.1 million for the nine months ended September 30, 2000 and 1999, respectively. Principal collections on loans and securities offset partially by the purchase of securities were the primary components of cash provided by investing activities. Net cash used in financing activities primarily consisted of decreased deposit accounts, offset by proceeds from Federal Home Loan Bank advances. Net cash provided by (used in) financing activities was ($47.4) million and $126.7 million for the nine months ended September 30, 2000 and 1999, respectively.

         The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At September 30, 2000, cash and short-term investments totaled $520 million. The Company has other sources of liquidity if a need for additional funds arises including the utilization of a line of credit at the Federal Home Loan Bank
(FHLB). Advances outstanding as of September 30, 2000 consisted of $30.3 million at the FHLB.

         The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized." In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized."

         On June 16, 2000 the Company's principal subsidiary, the Bank, received written notice from the OTS that it considers the Bank, based upon the Bank's average assets capital calculation for the first quarter of 2000, to be "undercapitalized" as of March 31, 2000. The change in the Bank's capital category from "well capitalized" to "undercapitalized" resulted from a determination by the OTS that for purposes of the Bank's risk-based capital calculations. Certain of the Bank's assets which the Bank had risk-weighted in the 100% risk-weight category must instead be treated as low-level recourse assets. This change in the risk weighting of these assets for risk-based capital calculations resulted in a decrease in the Bank's risk-based capital ratio.

The following table reflects the Bank's capital ratios based on ending assets at September 30, 2000 and the related OTS requirements for adequately capitalized:

DOLLARS IN THOUSANDS

                                    ACTUAL           REQUIRED         EXCESS           ACTUAL          REQUIRED
                                 CAPITAL (A)         CAPITAL          AMOUNT        PERCENT (A)       PERCENT(B)
                                 -----------         -------          ------        -----------       ----------
Core                              $  24,907          $  18,859       $  6,048            5.28%            4.00%
Total Risk-Based                  $  20,226          $  20,564       $   (338)           7.87%            8.00%
Tier 1 Risk-Based                 $  17,012          $  10,282       $  6,730            6.62%            4.00%
Tangible                          $  24,907          $   7,072       $ 17,835            5.28%            1.50%


     a) As of September 30, 2000 the Bank did not meet the capital ratios required to be considered adequately capitalized.

     b) The percentages and ratios to be "well-capitalized" under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

         As of September 30, 2000, the Bank had outstanding commitments to originate or purchase mortgage loans of $8.0 million compared to $8.4 million as of December 31, 1999. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of September 30, 2000 compared to the period ended December 31, 1999 as discussed in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MANAGEMENT OF INTEREST RATE RISK

         The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

         Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company. The Board of Directors of the Company has implemented a hedge management policy primarily for the purpose of hedging the risks associated with loans held for sale in the Company's mortgage pipeline. No hedging positions were outstanding as of September 30, 2000 and December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was originally filed in the United States District Court for the Southern District of New York and asserted claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission. The Company intends to vigorously defend itself against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

         In September 1999, Pool Depot of Georgia, Inc. and Pool Depot of Texas, Inc. (collectively known as "Pool Depot") filed a lawsuit against the Bank. The complaint alleges causes of action against Life Bank for breach of oral and written hold-back agreement, fraud and attorneys' fees. The Bank filed a counterclaim against Pool Depot for breach of contract and a motion for leave to amend counterclaim to add Peachtree Investment Associates, Inc. as a party. Discovery is underway and motions are pending before the Court. Life Bank intends to vigorously defend itself against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
                  (a) 27.0 financial data schedule (filed herewith).
                  (b) Reports on Form 8K
                         Current Report on Form 8-K dated 06/02/00 and filed 06/09/00.
                         Current Report on Form 8-K dated 06/16/00 and filed 06/27/00.
                         Current Report on Form 8-K dated 09/25/00 and filed 09/29/00.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LIFE FINANCIAL CORPORATION

NOVEMBER 14, 2000                   By:  /s/ Steven R. Gardner
                                       ---------------------------
Date                                Steven R. Gardner
                                    President and Chief Executive Officer
                                    (principal executive officer)

NOVEMBER 14, 2000                        /s/ Roy Painter
                                       ----------------------------
Date                                Roy Painter
                                    Senior Vice President and Chief Financial
                                    Officer (principal financial and
                                    accounting officer)