Form 10-K
period 2000-12-31
LIFE FINANCIAL CORP
filed 2001-04-02
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission File No.: 0-22193

LIFE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0743196
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $5,121,000 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 27, 2001.

   As of March 27, 2001, the Registrant had 6,668,436 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING COMMENTS

   The statements contained herein that are not historical facts are forward-looking statements based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties. These include, but are not limited to, the following risks: (1) changes in the performance of the financial markets, (2) changes in the demand for and market acceptance of the Company's products and services, (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing, (4) the effect of the Company's policies, (5) the continued availability of adequate funding sources, (6) actual prepayment rates and credit losses as compared to prepayment rates and credit losses assumed by the Company for purposes of its valuation of mortgage derivative securities (the "participation contract"), (7) the effect of changes in market interest rates on the spread between the coupon rate and the pass through rate and on the discount rate assumed by the Company in its valuation of its participation contract, and (8) various legal, regulatory and litigation risks.

i

ITEM 1. BUSINESS

General

LIFE Financial Corporation

    LIFE Financial Corporation (the "Company"), a Delaware corporation organized in 1997, is a saving and loan holding company that owns 100% of the capital stock of LIFE Bank (the "Bank"), the Company's principal operating subsidiary. The Company's primary business is community retail banking and real estate lending.

LIFE Bank

    The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("FRB") concerning reserves required to be maintained against deposits and certain other matters.

    The Bank operates five full-service branches located in our market area of San Bernardino, Riverside, and Orange Counties, California. The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings and money market accounts as well as certificates of deposit. The Bank originates and purchases conforming and jumbo prime credit quality real estate secured loans through a network of approved mortgage brokers within the state of California. Additionally, the Bank originates residential construction loans on a retail basis in Southern California. The Bank funds its lending activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.

    At December 31, 2000, the loan servicing division serviced approximately $917 million in mortgage and consumer loans. At that date, the loan-servicing portfolio was comprised of loans owned by the Bank of $335 million and loans serviced for others of $582 million. During the first quarter of 2001, substantially all of the rights to service loans for others were sold.

    The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.

Background

    From 1983 to 1994, the Bank engaged in traditional community banking activities, consisting primarily of deposit taking and originating one-to-four family residential mortgage loans. In an attempt to increase profitability and asset growth, in 1994 the Bank shifted its operating strategy to function more like a finance company than a traditional savings institution. The Bank focused on mortgage banking nationwide, consisting primarily of originating, purchasing, and selling residential mortgage loans to borrowers with sub-prime credit, high loan-to-value loans, and building a mortgage loan servicing portfolio. The Bank's strategy also focused on originating commercial and multi-family real estate secured loans, unsecured consumer loans and lines of credit to small mortgage bankers.

    For the next six years, the Bank expanded its operations to originate loans and to sell loans through securitization and whole loan sales, which in turn provided additional funds to make new loans. Lending activities were funded primarily through wholesale and brokered deposits rather than more traditional retail deposits from the Bank's branches. By the third quarter of 1999, nearly 50% of all deposits were wholesale or brokered.

    The Bank and the Company were profitable pursuing this strategy due in large part to the ability to recognize gains on loan sales through securitization and the simultaneous generation of residual mortgage-backed securities. In 1997, the Company had net income of $10.3 million; however, in 1998 net income was reduced to $1.1 million. In 1999 the Company suffered a loss of $17.8 million, and in 2000, a loss of $20.8 million. The loss in 1999 was primarily driven by one transaction, which involved the sale of the remaining residual mortgage-backed securities held at the Company with a net book value of $35.5 million and the associated mortgage servicing right (the "MSR") held at the Bank with a net book value of $7.5 million. The loss in 2000 was primarily the result of restructuring the Bank's balance sheet and operations to exit the higher risk lines of business.

Recent Developments

    In mid-2000, the Board of Directors hired a new President and Chief Executive Officer, Mr. Steven R. Gardner. Mr. Gardner has and will continue to build a full complement of professionals experienced in retail banking, loan operations and production, financial management, and the core operations of a community focused bank. The Company's new management began a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations including retail banking and lending operations with specific focus on reducing the risk profile of the Company's lending businesses and establishing core earnings for the Company.

    In September 2000, the Company ceased the purchasing and originating of loans for sale in the secondary market and refocused on retail deposit taking and originating higher credit quality and larger balance real estate mortgage loans secured by one-to-four unit residential properties predominately located in California and loans for the construction of individual residences and small tracts of residences in already developed areas, known as "in-fill tracts" for its portfolio.

    During 2000, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. The Bank was deemed by the OTS to be "Undercapitalized" under the "Prompt Corrective Action" regulations. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity depending upon the institution's degree of undercapitalization.

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order requires the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS, which requires the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Company is required to double risk weight all sub-prime loans.

    The $5.2 million capital contribution has not been raised and the OTS did not approve the Bank's capital plan. The Company has retained financial advisors to assist in raising capital and the Bank has also taken actions to ensure that it has corrected the other deficiencies addressed by the OTS.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank, among other things, to raise sufficient capital through securities issuance to achieve specified capital levels by June 30, 2001 or to be recapitalized by merging or being acquired prior to September 30, 2001. For further information, see "REGULATION—Prompt Corrective Regulatory Action."

Risk Factors

    The Company may continue to incur losses.  The Company incurred a net loss of $20.8 million and $17.8 million for the years ended December 31, 2000 and 1999, respectively and may continue to incur losses. It is not known when the Company will be profitable again. Even if the Company becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The failure to become profitable may reduce the value of investment in its common stock.

    Failure to implement the strategic plan could adversely affect the operations.  The strategic plan is to transform the Company from an institution whose operations consist primarily of originating and selling residential mortgage loans to borrowers with sub-prime credit and high loan-to-value loans, to a community-based banking institution. As part of this plan, the Company has refocused on retail deposit taking and originating higher credit quality and larger balance real estate mortgage loans secured by one-to-four family residential properties and loans for the construction of individual and small in-fill tracts of residences for our portfolio. The financial position and results of operations depend on the ability to successfully implement the strategic plan. The failure to implement the strategic plan could harm the business and harm the results of operations.

    The Company and the Bank are subject to a Cease and Desist Order, a Supervisory Agreement, and a Prompt Corrective Action Directive with the OTS.  On June 2, 2000, the Company received notice from the OTS that for purposes of the Company's risk-based capital calculations, certain of the assets which the Company had previously risk-weighted in the 100% risk-weight category must instead be treated as low-level recourse assets. This change in the risk-weighting of these assets for risk-based capital calculations resulted in a decrease in the Company's risk-based capital ratios from 10.34% as previously reported to 7.45%. See "Item 14—Financial Statements—Note 2."

    As a result of this change, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. The Bank was deemed by the OTS to be "Undercapitalized" under the "Prompt Corrective Action" guidelines. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity depending upon the institution's degree of undercapitalization. Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restriction on growth and capital distributions and expansions. The OTS could also take any one of a number of discretionary supervisory actions including issuance of a capital directive, requiring a capital plan, and the replacement of senior executive officers and directors.

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order requires the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company is also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

    Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement requires the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank is required to double risk weight all sub-prime loans. The Supervisory Agreement also requires that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans to one borrower and oversight by the Board of Directors.

    The $5.2 million capital contribution has not been raised and the OTS did not approve the Bank's capital plan. The Company has retained financial advisors to assist in raising capital and the Bank has also taken actions to ensure that it has corrected other deficiencies indicated by the OTS as it has hired experienced executive management, appointed two new directors who possess several years of experience in dealing with troubled institutions, and revised its policies and procedures on internal asset review, allowances for loan losses, liquidity, separate corporate existence, loans to one borrower, oversight by the Board, and other areas of the Bank. The Bank has reduced operating expenses and decreased employee count. The Bank also closed one Orange County branch effective December 15, 2000.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001. The PCA Directive also provides for restrictions on capital distributions, payment of management fees, asset growth, acquisitions and new lines of business, senior executive officers' compensation, payment of subordinated debt, rates paid on deposits, and other activities. The Bank must restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank also is prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS. The Bank is to provide the OTS with compliance progress reports on a monthly basis. If the OTS determines that the Bank fails to make adequate progress towards achieving the requirements in the PCA Directive, the OTS may take such further supervisory, enforcement, or resolution action as it deems appropriate.

    The Company's borrowing capacity may be limited.  On March 16, 2001, the Bank was notified by the FHLB that the Bank's borrowing capacity with the FHLB is limited to overnight advances and that new borrowings will require credit committee approval. The advances outstanding at the time of the notice totaled $20,000,000 and were not affected by the change in borrowing status. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB.

    Loans to borrowers with sub-prime credit involve a higher risk of default.  At December 31, 2000, the Bank held loans to sub-prime borrowers who may have had previous credit problems or who do not have an adequate credit history. These borrowers typically present a higher level of risk of default than prime borrowers. The OTS has mandated in the Supervisory Agreement that the Bank double risk-weight all sub-prime loans. For the sole purpose of the Supervisory Agreement, sub-prime loans are defined as any loan with a credit score of 619 and below, or a credit grade of B+ or below. The actual rates of delinquencies, foreclosures and losses on loans to sub-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry for loans to prime borrowers. While the Bank believes that the underwriting procedures and appraisal processes employed enabled the Bank to somewhat reduce the risks inherent in loans made to these borrowers, the Bank cannot assure you that such procedures or processes will afford adequate protection against such risks.

    New management team.  The future success of the Company depends, in large part, upon the continuing contributions of key management personnel. Senior management currently consists of individuals who have been associated with the Company for a short period of time. Management may require time to solidify and may ultimately be unable to work together effectively or to execute the strategic plan. Management's failure to work together effectively and to implement a strategic plan could harm the business and results of operations.

    The Company may not be able to retain or hire qualified employees.  The future success of the Company is also dependent upon its ability to retain highly qualified personnel. In view of the changes in management during the past year, the strategic plan to transform the Company, and reductions in the workforce, the Company may be unable to retain qualified employees and may not be able to attract and hire other qualified employees. In addition, there is intense competition for qualified employees among financial institutions in California.

    Loans that are not fully secured involve a higher risk of loss.  The Company no longer originates high loan-to-value real estate secured loans, where the amount of the loan, together with more senior loans secured by the real estate, exceeds the value of the real estate. However, at December 31, 2000, the Bank still owned $19.7 million of these loans, which represented 4.76% of total assets. In the event of a default on such a loan by a borrower, there generally would be insufficient collateral to pay off the balance of the loan and, as holder of a second position on the property, the Company would likely lose all or a substantial portion of its investment.

    Originating loans in states other than California may expose the Company to unfamiliar laws and market risks.  In addition to lending activity in California, the Company has originated or purchased a significant number of one- to four-family residential mortgage loans on a nationwide basis through its network of originators. There are risks involved in nationwide lending, including:

  •
  The Company may not have the same depth of experience or knowledge about particular markets in which it lends as other lenders with staff physically located in those market areas;

  •
  some of the properties securing loans may be located in states which are experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses; and

  •
  regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of mortgagors in default vary greatly from state to state, and these restrictions may limit the Company's ability to foreclose on a property or seek other recovery.

    The estimation of the fair value of the participation contract may fluctuate.  On December 31, 1999, the remaining residual interests in mortgage loans securitized and related mortgage servicing rights were sold for $19.3 million in cash and other consideration. The other consideration consisted of a contractual participation right, the "participation contract," to receive 50% of certain cash realized from the residual interests that were sold. The fair value of the participation contract was estimated at $4.4 million at December 31, 2000. The Company cannot assure that its valuation of the participation contract as reflected on the balance sheet is correct or that it will ever receive any funds from the participation contract. Any write down of the value of this asset will adversely affect the results of operations.

    The Company holds a number of loans secured by multi-family and commercial real estate, which are riskier than loans secured by one-to-four family residences.  The Company currently holds a number of loans secured by multi-family properties or properties used for commercial business purposes. At December 31, 2000, these loans totaled $17.7 million or 5.28% of our gross loans. Multi-family and commercial real estate loans are generally considered to involve a higher degree of credit risk, are more vulnerable to deteriorating economic conditions and involve higher loan principal amounts than one-to four-family residential mortgage loans. Prepayment of these loans typically depends on the successful operations and income stream of the borrowers. Income producing property values are also more volatile than owner—occupied residential property values. Economic conditions and government regulations, which are outside the control of the borrower or lender, could adversely affect the value of the security for these loans or the future cash flows of the affected properties. In addition, commercial and multi-family residential real estate lending generally requires substantially greater oversight than one-to-four family residential real estate lending.

    Legal and regulatory requirements may restrict the Company's ability to do business and changes in laws and regulations could adversely affect the business.  The Company, as a savings and loan holding company, and the Bank, as a federal savings association, are each subject to extensive federal laws, regulations and supervision. Laws and regulations govern numerous aspects of the business, including adequate capital and financial condition and permissible types, amounts and terms of loans and investments. Such laws and regulations, which affect daily operations, may be changed at any time, and the interpretation of the relevant existing law and regulations is also subject to change by the federal regulatory authorities. Any failure to comply with any of the laws and regulations to which the Company is subject or any change in the regulatory structure or the applicable statutes, regulations or interpretations, whether by the OTS, the FDIC or Congress, could harm the business and results of operations. See "REGULATION." Federal legislation known as the Riegle Community Development and Regulatory Improvement Act, imposed additional regulatory requirements on mortgage loans having relatively higher origination fees and interest rates, such as those made by the Company, and the Company expects its business to be the focus of additional federal and state legislation and regulation in the future.

    The Company is subject to inspection and regulation by the OTS. The OTS has extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of laws. The Company undergoes periodic examinations by the OTS, and following such examinations, may be required, among other things, to change asset valuations, change amounts of required loss allowances or restrict operations. See "REGULATION."

    The Company does not intend to pay any cash dividends.  The Company has never declared or paid dividends on its common stock. The Company intends to retain its earnings, if any, for use in its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals, if then required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, the Company's ability to pay dividends at any time may be limited by the Bank's ability to pay dividends to the Company. The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenue and cash flow, including funds available for the payment of dividends, is dependent upon the payment of dividends to the Company from the Bank. Under the terms of the Supervisory Agreement, the Bank may not pay any dividends without the approval of the OTS. OTS regulations also impose limitations upon the payment of dividends. See "REGULATION—Federal Savings Institution Regulation- Limitations on Capital Distributions."

    Environmental risks.  In the course of the business, the Company has acquired, and may acquire in the future, properties securing loans that are in default. If hazardous substances or waste, contaminants or pollutants are discovered on these properties after acquired, the Company may be required by law to remove these substances at its sole cost and expense. The cost to remove these substances may substantially exceed the value of the affected properties or the loans secured by the properties and the Company may not have adequate remedies against the prior owner or other responsible parties. In addition, it may be difficult or impossible to sell the affected properties either prior to or following removal of the substances.

    Risks related to factors outside the Company's control—interest rate fluctuations can harm profitability.  The Company's profitability depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income. The assets and liabilities may react differently to changes in overall market rates or conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk." If interest rates rise, the Company anticipates that its net interest income would decline, as interest paid on its deposits would increase more quickly than the interest earned on its assets. Moreover, in periods of rising interest rates, financial institutions typically originate fewer mortgage loans. If interest rates decline, the Company's loans may be refinanced at lower rates or paid off and its investments may be prepaid earlier than expected. If that occurs, the Company may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease the Company's income.

    We may be unable to successfully compete in our industry.  The Company's operating results and its growth prospects are most directly and materially influenced by (1) the health and vibrancy of the United States real estate markets, and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such rates, (3) the prominence of competitive forces which provide customers, or potential customers, of the Company with alternative sources of deposits and mortgage funds or investments which compete with the Company's products and services, and (4) regulations promulgated by the regulatory authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, strongly influence the Company's long-term results and growth prospects.

    As a purchaser and originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the financial services business are substantially larger and have more capital and other resources than the Company. Furthermore, certain large national finance companies and conforming mortgage originators are adapting their conforming origination programs and allocation of resources to the origination of jumbo and non-conforming mortgage loans. The Company's construction lending business is also subject to intense local competition from similarly larger banking companies, community banks, and thrift institutions.

    Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. During periods of rising rates, competitors which have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Company's borrowers may have financial difficulties and may be receptive to offers by the Company's competitors.

    The Company depends largely on third-party originators, or mortgage brokers for its purchases and originations of new loans. The Company's competitors also seek to establish relationships with the Company's mortgage brokers. The Company's future results may become more exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other purchasers of such loans, market conditions and other factors.

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

    Adverse outcomes of litigation against the Company could harm its business and results of operations.  In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York, and

asserted claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission. The Company intends to vigorously defend against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank. Additionally, the Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

    The Company is involved in and will likely continue to be a party to other litigation. As a result of the consumer-oriented nature of the industry in which it operates and uncertainties with respect to the application of various laws and regulations in some circumstances, industry participants are named from time to time as defendants in litigation, including class action suits, involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against the Company in connection with any litigation could harm its business and results of operations.

    The Company expects its stock price to continue to fluctuate.  The market price of the common stock has fluctuated in the past and is likely to fluctuate in the future. In addition, the securities markets have recently experienced significant price and volume fluctuations and the market prices of the securities of finance-related companies have been especially volatile. Such fluctuations can result from:

  •
  quarterly variations in operating results,

  •
  changes in securities analysts' estimates,

  •
  short-selling of the Company's common stock,

  •
  events affecting other companies that investors deem to be comparable to the Company,

  •
  fluctuations in interest rates,

  •
  factors which have the effect of increasing, or which investors believe may have the effect of increasing, the Company's cost of funds, or

  •
  general economic trends and conditions.

    On January 5, 2001, the Company received notice from NASDAQ that is had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Therefore, the Company has until April 5, 2001 to regain compliance (by trading at or above $1.00 for at least 10 consecutive days between January 5 and April 5, 2001) or its common stock may be delisted. At that time, the Company may appeal the decision to a NASDAQ Listing Qualifications Panel. In addition, NASDAQ notified the Company on March 20, 2001 that the Company's common stock had failed to maintain a minimum market value of public float of $5,000,000 over the last 30 consecutive trading days and the Company has until June 18, 2001 to regain compliance with the minimum market value of public float rule. If at any time before June 18, 2001, the market value of the public float of the Company's common stock is at least $5,000,000 for a minimum of 10 consecutive trading days the NASDAQ staff will make a determination as to compliance with the rule. If the Company is unable to demonstrate compliance with the rule on or before June 18, 2001, or has not submitted an application to transfer to The NASDAQ SmallCap Market, NASDAQ will provide the Company with written notification that its securities will be delisted. At that time the Company may appeal the decision to a NASDAQ Listing Qualifications Panel. The Company may be delisted for failure to maintain compliance with the minimum bid rule as well as the minimum market value of public float rule. The Company may implement a reverse stock split to obtain NASDAQ approval for the continual listing of its common stock on the National Market or the SmallCap Market as appropriate depending upon whether it achieves compliance with the minimum value of public float rules for continued listing on the National Market.

Lending Activities

    General.  The Company originates, purchases, and services primarily first lien conforming, jumbo, and non-conforming mortgages. The Company purchases and originates mortgage loans and other real estate secured loans primarily through mortgage brokers. The Company's primary means of marketing its products is direct contact between its account executives and its mortgage brokers. Each of the Company's account executives is responsible for maintaining and expanding existing Bank relationships within the account executive's assigned territory. Loans originated or purchased are generally originated for the Bank's loan portfolio.

    The underwriting and quality control functions are managed through the Company's corporate offices in Riverside, California. The Company's underwriting process begins with its staff of experienced management and underwriters, clear underwriting policies, loan review procedures and monitoring by its independent quality control group. As an integral part of its lending operation, the Company ensures that its underwriters assess each loan application and subject property against the Company's underwriting guidelines.

    Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies of the Company and delegates authority and responsibility for loan approvals to management up to $1.5 million. Loan amounts in excess of this limit require Board approval. Management has adopted policies, which vest approvals with individual underwriters for limited loan size amounts. Exceptions to Bank policy, larger loan requests and more complex transactions are required to be reviewed and approved or declined by senior level underwriters, supervisors and/or managers. All loans in excess of $500,000 are required to be approved by the management loan committee.

    The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2000, the Bank's loans-to-one borrower limit equaled $3.4 million. See "—Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower."

    One- to Four-Family Mortgage Lending.  The Bank currently offers adjustable-rate mortgage loans secured by one- to four-family residences located in its primary market area with maturities up to thirty years. At December 31, 2000, the Bank's total (gross) loans outstanding were $335.3 million, of which $270.8 million or 80.8% were one- to four-family residential loans. Of the one-to four-family residential mortgage loans outstanding at that date, 45.1% were fixed rate loans, and 54.9% were adjustable-rate mortgage loans.

    Construction Lending.  The Company originates construction loans for owner occupied single-family homes, single-family homes on a speculative basis and single family tracts, generally in-fill projects of 10 homes or fewer. Those projects built on a speculative basis are conducted by small, local builders who have demonstrated by past performance the ability to construct and effectively market the completed product within budget and where management is comfortable with the underlying collateral and economic conditions. The Company's maximum loan to value policy on speculative residential homes or projects is not to exceed 75% of completed value. All construction loans are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires that the borrower maintain a minimum 15% cash equity position in the project. Presently, the Company lends construction funds only in California with a concentration in Southern California.

    Construction financing is generally considered to involve a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely on the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including financing) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. The Bank mitigates this risk by performing a thorough analysis of the cost estimates and actively monitoring the project during each phase of construction. All construction loans less than $1.5 million require management loan committee approval. Loan amounts in excess of this limit require Board approval.

    Loan Servicing.  The Bank also services mortgage loans for other investors. All of the loans currently being serviced for others are loans that were originated and sold by the Bank. The Company's loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties. The Company receives a servicing fee for performing these services for others. At December 31, 2000, the Bank was servicing $582 million of loans for other investors. Subsequent to year end, the servicing of $526 million of these loans was sold. The Bank does not expect to increase the level of loans serviced for others in the foreseeable future.

    Loan Portfolio Composition.  At December 31, 2000, the Company's gross loans outstanding held for investment totaled $335.3 million. The types of loans that the Company may originate are subject to federal law, state law, and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

    The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2000		1999		1998		1997		1996
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate(1):
Residential:
One-to-four family	$270,754	80.76%	$381,932	83.29%	$294,033	87.11%	$278,205	89.02%	$54,275	78.67%
Multi-family	8,609	2.57	9,851	2.15	17,380	5.15	10,653	3.41	4,752	6.89
Commercial	9,092	2.71	11,860	2.59	14,225	4.21	16,763	5.36	9,659	14.00
Construction	45,657	13.62	52,175	11.38	8,571	2.54	—	0.00	—	0.00
Other loans:
Loans secured by deposit accounts	451	0.13	205	0.04	270	0.08	165	0.05	177	0.25
Unsecured commercial loans	30	0.01	43	0.01	124	0.04	63	0.02	67	0.10
Unsecured consumer loans	673	0.20	2,490	0.54	2,951	0.87	6,675	2.14	65	0.09

Total gross loans	335,266	100.00%	458,556	100.00%	337,554	100.00%	312,524	100.00%	68,995	100.00%

Less (plus): Undisbursed loan funds	15,018		25,885		6,399		—		—
Deferred loan origination (costs), Fees and (premiums) and discounts	(1,860)		(4,406)		(5,946)		(8,393)		(543)
Allowance for loan losses	5,384		2,749		2,777		2,573		1,625

Loans Receivable, net	$316,724		$434,328		$334,324		$318,344		$67,913

(1)
Includes second trust deeds.

    Loan Maturity.  The following table shows the contractual maturity of the Bank's gross loans at December 31, 2000. The table does not reflect prepayment assumptions.

	At December 31, 2000
	One-to-Four Family	Multi-Family	Commercial	Construction	Other Loans	Total Loans Receivable
	(dollars in thousands)
Amounts due:
One year or less	$—	$—	$861	$44,537	$481	$45,879
More than one year to three years	38	324	1,697	1,120	609	3,788
More than three years to five years	82	860	3,063	—	5	4,010
More than five years to 10 years	1,487	18	2,158	—	6	3,669
More than 10 years to 20 years	67,894	5,752	668	—	—	74,314
More than 20 years	201,253	1,655	645	—	53	203,606

Total amount due	270,754	8,609	9,092	45,657	1,154	335,266
Less (plus):
Undisbursed loan funds	—	—	—	15,018	—	15,018
Deferred loan origination fees (costs) and discounts	(2,116)	(21)	10	144	123	(1,860)
Allowance for loan losses	4,597	53	68	617	49	5,384

Loans held for investment, net	$268,273	$8,577	$9,014	$29,878	$982	$316,724

    The following table sets forth at December 31, 2000, the dollar amount of gross loans receivable contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2001 At December 31, 2000
	Fixed	Adjustable	Total
	(dollars in thousands)
Real estate loans:
Residential
One-to-four family	$122,102	$148,652	$270,754
Multi-family	2,458	6,151	8,609
Commercial	3,724	4,506	8,230
Construction	—	1,120	1,120
Other loans	618	56	674

Total gross loans receivable	$128,902	$160,485	$289,387

    The following table sets forth the Company's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Gross loans(1):
Beginning balance	$458,556	$337,554	$312,524
Loans originated:
One-to-four family(2)	171,692	387,999	440,685
Multi-family	—	13,591	34,596
Commercial and land	—	10,164	22,274
Construction loans	27,325	54,045	8,571
Other loans	10,088	1,743	309

Total loans originated	209,105	467,542	506,435
Loans purchased	260,410	573,626	674,117

Sub total—Production	469,515	1,041,168	1,180,552

Total	928,071	1,378,722	1,493,076
Less:
Principal repayments	100,390	114,944	79,085
Sales of loans	490,173	799,353	610,468
Securitization of loans	—	—	462,067
Transfer to REO	2,242	5,869	3,902

Total Gross loans	335,266	458,556	337,554
Ending balance loans held for sale	—	326,965	238,664

Ending balance loans held for investment	$335,266	$131,591	$98,890

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

    A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

    The Bank's Internal Asset Review Committee reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets in accordance with the management guidelines described above. REO is classified as Substandard. The following table sets forth information concerning substandard loans, REO and total classified assets at December 31, 2000.

	At December 31, 2000
	Total Substandard Loans		REO		Total Substandard Loans and REO
	Gross Balance	Number of Loans	Gross Balance	Number of Properties	Gross Balance	Number of Assets
	(dollars in thousands)
Residential:
One-to-four family	$24,764	325	$1,613	26	$26,377	351
Multi-family	67	1	70	1	137	2
Commercial	—	—	—	—	—	—
Construction	2,184	2	—	—	2,184	2
Other loans	55	16	—	—	55	16

Total loans	$27,070	344	$1,683	27	$28,753	371

    At December 31, 2000, the Bank had $4.3 million of Special Mention assets, $28.8 million Substandard assets, and no assets classified as Doubtful or Loss. As of December 31, 2000, Special Mention assets include 3 construction loans totaling $3.5 million with the largest loan balance of $2.0 million.

    Impaired Loans.  The following table sets forth information regarding impaired loans, troubled-debt restructurings and REO in the Company's loan portfolio. Included in impaired loans are $4.5 million and $1.3 million of foreclosures in process less than 90 days past due at December 31, 2000 and 1999, respectively. There were two troubled-debt restructured loans within the meaning of SFAS 15, and 27 REO properties at December 31, 2000. The Company's current policy is to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $1,300,000, $384,000, $789,000, $424,000, and $179,000, none of which was recognized. For the same periods, the amount of interest income recognized on troubled debt restructurings was $0, $0, $0, $0, and $12,000, respectively.

	At December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Impaired loans
One-to-four family	$24,764	$3,793	$7,134	$3,245	$2,361
Multi-family	67	198	—	—	45
Commercial	—	—	131	131	—
Construction	2,184	—	—	—	—
Other loans	55	27	279	1,750	10

Total impaired loans	27,070	4,018	7,544	5,126	2,416
REO, net(1)	1,683	2,214	1,898	1,440	561

Total impaired assets	$28,753	$6,232	$9,442	$6,566	$2,977

Restructured loans	$19	$—	$131	$131	$131
Allowance for loan losses as a percent of gross loans receivable(2)	1.61%	0.60%	0.82%	0.82%	2.36%
Allowance for loan losses as a percent of total impaired loans	19.89%	68.43%	36.81%	50.20%	67.26%
Impaired loans as a percent of gross loans receivable(2)	8.07%	0.88%	2.23%	1.64%	3.50%
Impaired assets as a percent of total assets(3)	6.94%	1.14%	2.21%	1.65%	2.93%

(1)
REO balances are shown net of related loss allowances.

(2)
Gross loans includes loans receivable held for investment and loans receivable held for sale.

(3)
Impaired assets consist of impaired loans and REO.

    The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated (dollars in thousands):

	At December 31, 2000				At December 31, 1999
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One-to-four family	51	$3,399	271	$20,310	44	$2,388	49	$2,462
Multi-family	—	—	1	67	—	—	1	198
Construction	—	—	2	2,184	—	—	—	—
Other loans	21	70	19	79	26	84	7	27

Total	72	$3,469	293	$22,640	70	$2,472	57	$2,687

Delinquent loans to total gross loans		1.03%		6.75%		0.54%		0.59%

	At December 31, 1998
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One-to-four family	6	$326	68	$7,134
Commercial	—	—	1	131
Other loans	36	160	61	279

Total	42	$486	130	$7,544

Delinquent loans to total gross loans		0.14%		2.23%

    Allowance for Loan Losses.  The Company maintains an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

    The Board of Directors has established an Internal Asset Review ("IAR") Committee which meets monthly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

    As of December 31, 2000, the Company's allowance for loan losses was $5.4 million or 1.61% of total gross loans, and 23.8% of impaired loans compared to an allowance for loan losses of $2.7 million at December 31, 1999 or 0.60% of gross loans and 102.3% of impaired loans. The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table (dollars in thousands):

	At or for the Year Ended December 31,
	2000	1999	1998	1997	1996
Balance at beginning of period	$2,749	$2,777	$2,573	$1,625	$1,177
Provision for loan losses	2,910	5,382	4,166	1,850	963
Charge-offs:
One-to-four family	273	3,163	1,023	901	668
Other loans	134	2,677	3,048	8	66

Total charge-offs	407	5,840	4,071	909	734
Recoveries	132	430	109	7	219

Balance at end of period	$5,384	$2,749	$2,777	$2,573	$1,625

Average net loans outstanding	$417,507	$411,189	$329,699	$191,140	$72,650

Net charge-offs to average net loans	0.07%	1.31%	1.20%	0.47%	0.71%

    The following table sets forth the amount of the Company's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated (dollars in thousands).

	2000			1999			1998
	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total
One-to-four family	$4,597	85.39%	80.76%	$2,582	93.93%	83.29%	$1,984	71.45%	87.11%
Multi-family	53	0.98	2.57	64	2.33	2.15	68	2.45	5.15
Commercial	68	1.26	2.71	6	0.22	2.59	250	9.00	4.21
Construction	617	11.46	13.62	26	0.95	11.38	60	2.16	2.54
Other	49	0.91	0.34	71	2.57	0.59	415	14.94	0.99

Total allowance for Loan Losses	$5,384	100.00%	100.00%	$2,749	100.00%	100.00%	$2,777	100.00%	100.00%

    Real Estate Owned.  At December 31, 2000, the Company had $1.7 million of REO. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Company to obtain an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties' condition. If the carrying value of a property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

Investment Activities

    Federally chartered savings institutions, such as the Bank, have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "—Regulation—Federal Savings Institution Regulation—Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily liquidity needs.

    The investment policy of the Company as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies limit investments to government and federal agency-backed securities and non-government guaranteed securities, including corporate debt obligations, that are investment grade.

    At December 31, 2000, the Company had $39.4 million in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FNMA or GNMA and are available for sale. The Company may increase or decrease its investment in mortgage-backed securities in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

    The following table sets forth certain information regarding the carrying and fair values of the Company's securities at the dates indicated.

	2000		1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Trading:
Residual mortgage-backed securities	$—	$—	$—	$—	$50,296	$50,296
Available for sale:
Mortgage-backed securities	39,455	39,455	—	—	—	—
Other securities (FHLB Stock)	2,915	2,915	—	—	—	—

Total securities available for sale	42,370	42,370	—	—	—	—
Held to maturity:
U.S. Treasury and other agency securities	—	—	29,955	29,945	2,000	2,012
Mortgage-backed securities	—	—	5	5	8	8
Other securities (FHLB Stock)	—	—	2,873	2,873	2,463	2,463

Total securities held to maturity	—	—	32,833	32,823	4,471	4,483

Total securities	$42,370	$42,370	$32,833	$32,823	$54,767	$54,779

Participation contract	$4,429	$4,429	$9,288	$9,288	$—	$—

    At December 31, 1998, the Company had five residual mortgage-backed securities valued at $50.3 million. By completing the desecuritization of the Company's 1996-1 and 1997-1A and 1B transactions and the sale of the Company's 1997-2, 1997-3, and 1998-1A and 1B Residuals, the Company divested its holdings of residual mortgage-backed securities retained from securitizations during 1999.

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.3 million in cash and other consideration and realized a loss of $34 million. The other consideration consisted of a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "participation contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures its initial cash investment of $5.2 million and $3.0 million of the credit guarantee and a 15% internal rate of return (the "Hurdle Amount") from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million and it was included in other liabilities. During 2000, this obligation was relieved. In addition, proceeds paid to the purchaser under the credit guaranty were applied to reduce the Hurdle Amount to $5.9 million for cash distributions on the participation contract. The participation contract is recorded on the Bank's financial statements at December 31, 2000 at its estimated fair value of $4.4 million. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2000.

	At December 31, 2000
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$39,455	6.12%	$39,455	6.12%
Other securities (FHLB Stock)	2,915	7.22	—	—	—	—	—	—	2,915	7.22

Total securities available for sale	$2,915	7.22%	$—	—%	$—	—%	$39,455	6.12%	$42,370	6.20%

Participation contract	$—	—	$—	—	$—	—	$4,429	0.00%	$4,429	0.00%

Sources of Funds

    General.  Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

    Deposits.  The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 2000, certificates of deposit constituted 92.7% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Company vary from 6 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2000, the Company had $301.0 million of certificate accounts maturing in one year or less.

    The Company relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Previously the Company utilized brokered deposits, but according to OTS Prompt Corrective regulatory guidelines for undercapitalized institutions (see "REGULATION—Prompt Corrective Regulatory Action"), cannot renew existing deposits. At December 31, 2000, the Company had $43.5 million in brokered deposits remaining and must attempt to replace the brokered deposits that are not renewed either with retail deposits or the sale of assets.

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

    The following table presents the deposit activity of the Company for the years ended December 31 (dollars in thousands):

	2000	1999	1998
Net deposits (withdrawals)	$(149,188)	$123,302	$97,638
Interest credited on deposit accounts	25,422	22,124	14,030

Total increase (decrease) in deposit accounts	$(123,766)	$145,426	$111,668

    The reduction is attributable to the decrease in wholesale and brokered deposits and is consistent with the decrease in loans. The loan portfolio held for sale has been eliminated as the Company's strategy is to concentrate on retail banking and no longer fund loans for sale in the secondary market.

    At December 31, 2000, the Company had $101.2 million in certificate accounts in amounts of $100,000 or more maturing as follows (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate
Three months or less	$22,381	6.41%
Over three months through 6 months	46,323	6.82
Over 6 months through 12 months	29,145	6.78
Over 12 months	3,342	6.60

Total	$101,191	6.71%

    The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Passbook accounts	$4,235.98%		1.50%	$4,639	1.09%	2.10%	$4,324	1.69%	2.36%
Money market accounts	5,121	1.18	4.21	6,857	1.62	4.28	4,779	1.87	4.79
Checking accounts	22,460	5.20	1.74	20,337	4.80	1.51	17,966	7.01	1.72

Sub-total	31,816	7.36	2.10	31,833	7.51	2.30	27,069	10.57	2.36
Certificate accounts:
Three months or less	10,115	2.34	6.28	8,706	2.05	5.12	9,148	3.57	5.52
Four through 12 months	334,658	77.39	6.19	328,635	77.53	5.40	192,871	75.28	5.85
13 through 36 months	53,060	12.27	6.34	50,786	11.98	5.57	22,105	8.63	5.84
37 months or greater	2,760	0.64	6.55	3,945	0.93	6.55	4,997	1.95	6.55

Total certificate accounts	400,593	92.64	6.22	392,072	92.49	5.43	229,121	89.43	5.85

Total average deposits	$432,409	100.00%	5.91%	$423,905	100.00%	5.17%	$256,190	100.00%	5.48%

    The following table presents, by various rate categories, the amount of certificate accounts outstanding at the date indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.

	Period to Maturity from December 31, 2000
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total
	(dollars in thousands)
Certificate Accounts
4.01 to 5.00%	$4,194	$3	$69	$4	$8	$29	$4,307
5.01 to 6.00%	31,630	182	152	14	94	361	32,433
6.01 to 7.00%	235,382	11,061	558	195	276	130	247,602
7.01 to 8.00%	29,793	867	47	89	51	283	31,130

Total	$300,999	$12,113	$826	$302	$429	$803	$315,472

    Borrowings.  From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and internally generated funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. See "Regulation—Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2000, the Bank had $47 million in outstanding advances from the FHLB. On March 16, 2001 the Bank was notified by the FHLB that the Bank's borrowing capacity is limited to overnight advances and new borrowings will require credit committee approval. The advances outstanding at the time of the notice totaled $20,000,000 and were not affected by the change in borrowing status. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB.

    In February 2000, the Bank entered into a reverse repurchase agreement whereby the Bank agreed to transfer certain securities against the transfer of funds from the holder of the note, with a simultaneous agreement by the holder to transfer to the Bank such securities. At December 31, 2000, there were no borrowings under reverse repurchase agreements outstanding.

    Both the Company and the Bank had the ability to enter into lines of credit to finance mortgages, mortgage-backed securities and for other corporate purposes. At December 31, 1999, the Bank had a warehouse line of credit in the amount of $250 million, of which none had been drawn and was terminated during 2000.

    In addition, the Company had two lines of credit in the amount of $40 million and $10 million secured by residual mortgage-backed securities created by the Company's securitizations and stock of the Bank, respectively. Both lines were fully repaid at January 31, 2000.

    On March 14, 1997, the Company issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million through the Debenture Offering. On September 15, 1998, holders of $8.5 million in Debentures exercised their option to put their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. See "Regulation—Federal Savings Institution Regulation—Capital Requirements." Additionally, see further detail in "Note 10 Subordinated Debentures—Notes to Consolidated Financial Statements."

    The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2000	1999	1998
	(dollars in thousands)
FHLB advances
Average balance outstanding	$24,610	$15,363	$1,154
Maximum amount outstanding at any month-end during the year	47,120	35,170	17,062
Balance outstanding at end of year	47,120	—	—
Weighted average interest rate during the year	6.52%	5.23%	5.02%
Debentures
Average balance outstanding	$1,500	$1,500	$9,526
Maximum amount outstanding at any month-end during the year	1,500	1,500	10,000
Balance outstanding at end of year	1,500	1,500	1,500
Weighted average interest rate during the year	14.01%	14.01%	14.03%
Other borrowings and lines of credit
Average balance outstanding	$11,729	$30,237	$112,886
Maximum amount outstanding at any month-end during the year	41,351	45,834	345,848
Balance outstanding at end of year	—	17,873	39,977
Weighted average interest rate during the year	9.05%	8.48%	6.62%
Total borrowings
Average balance outstanding	$37,839	$47,100	$123,566
Maximum amount outstanding at any month-end during the year	75,851	60,757	372,910
Balance outstanding at end of year	48,620	19,373	41,477
Weighted average interest rate during the year	7.60%	7.59%	7.18%

Subsidiaries

    As of December 31, 2000, the Company had three subsidiaries: the Bank, Life Financial Insurance Services, Inc., and Life Investment Holdings, Inc. Life Financial Insurance Services, Inc. was incorporated in California in 1999 as a service entity engaged in the sale of insurance and insurance-related products. Life Investment Holdings, Inc. which had no activity during 1999 and 2000 is in the process of liquidation. The Bank had no subsidiaries at December 31, 2000.

Personnel

    As of December 31, 2000, the Company had 100 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be satisfactory.

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

Holding Company Regulation

    The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation—QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4-C-(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

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

Federal Savings Institution Regulation

    Capital Requirements.  The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

    The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets to be at least 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% or higher if deemed appropriate, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 4% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

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

    The following table presents the Bank's capital position at December 31, 2000.

				To be adequately capitalized under the Prompt Corrective Action Directive:
						Minimum Individual Capital required under the Supervisory Agreement:
			Proforma Ratio Under Supervisory Agreeement
	Actual
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	6.32%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	N.A.	9,452	4.00%	N.A.	N.A.

    Prompt Corrective Regulatory Action.  Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio is less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including requiring a capital plan, the issuance of a capital directive and the replacement of senior executive officers and directors.

    During 2000, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. The Bank was deemed by the OTS to be "Undercapitalized" under the "Prompt Corrective Action" guidelines. On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order requires the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company is also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

    Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement requires the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank is required to double risk weight all sub-prime loans starting March 31, 2001. At December 31, 2000, the Bank's pro forma ratios, assuming the double risk weighting of sub-prime loans, were 4.33% and 6.32% for the core capital ratio and the total risk-based capital ratio, respectively. The Supervisory Agreement also requires that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans to one borrower and oversight by the Board of Directors.

    The $5.2 million capital contribution has not been raised and the OTS did not approve the Bank's capital plan. The Company has retained financial advisors to assist in raising capital and the Bank has also taken actions to ensure that it has corrected other deficiencies indicated by the OTS as it has hired experienced executive management, appointed two new directors who possess several years of experience in dealing with troubled institutions, and revised its policies and procedures on internal asset review, allowances for loan losses, liquidity, separate corporate existence, loans to one borrower, oversight by the Board, and other areas of the Bank. The Bank has reduced operating expenses and decreased employee count. The Bank also closed one Orange County branch effective December 15, 2000.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001. The PCA Directive also provides for restrictions on capital distributions, payment of management fees, asset growth, acquisitions and new lines of business, senior executive officers' compensation, payment of subordinated debt, rates paid on deposits, and other activities. The Bank must also restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank also is prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS. The Bank is to provide the OTS with compliance progress reports on a monthly basis. If the OTS determines that the Bank fails to make adequate progress towards achieving the requirements in the PCA Directive, the OTS may take such further supervisory, enforcement, or resolution action as it deems appropriate.

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

    In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1984, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. The FICO assessment rates as of January 1, 2000 were $0.0212 per $100 annually (or 2.1 basis points) for BIF-assessable deposits and 2.1 basis points for SAIF-assessable deposits. For the year ended December 31, 2000, assessments for both deposit insurance and the FICO payments were $163,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

    Loans-to-One Borrower.  Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2000, the Bank's limit on loans-to-one borrower was $3.4 million. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $3.1 million. On December 26, 2000, the Bank funded securities held under repurchase agreements of $25 million secured by $26 million in FNMA securities, which may be classified as a loan-to-one borrower. These were subsequently sold January 2, 2001.

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

    A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2000 the Bank maintained 99.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

    Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2000, the Bank was under a Supervisory Agreement detailed in "Prompt Corrective Regulatory Action," as the Bank did not meet the minimum capital requirements.

    Liquidity.  The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's average liquidity ratio for the quarter ended December 31, 2000 was 11.6%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

    Transactions with Related Parties.  The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. At December 31, 2000, the Company was under an Order to Cease and Desist that requires the Company to provide the OTS with at least 30 days notice of any transaction that would constitute a "covered transaction" from the perspective of the Bank. The Order provides additional restrictions on the Company regarding transactions with affiliates.

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

    Standards for Safety and Soundness.  The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees, benefits and such as other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 2000 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL AND STATE TAXATION

Federal Taxation

    General.  The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the IRS. For its 2000 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

    The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

ITEM 2. PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2000
Corporate Headquarters: 10540 Magnolia Avenue, Suites B & C Riverside, CA	Leased	1997	2002	$695,000
Branch Office: 1598 E Highland Avenue San Bernardino, CA	Leased	1986	2001	79,000
Branch Office: 10530 Magnolia Avenue, Suite A Riverside, CA	Leased	1997	2002	21,000
Branch Office: 1526 Barton Road Redlands, CA	Leased	1998	2003	56,000
Branch Office: 9971 Adams Avenue Huntington Beach CA	Leased	1998	2006	52,000
Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA	Leased	1999	2004	83,000
Subleased: 8031 Philips Highway Jacksonville, FL	Leased	1997	2002	—

ITEM 3. LEGAL PROCEEDINGS

    In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York, and asserted claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission. The Company intends to vigorously defend against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank. Additionally, the Company is involved as a plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been quoted on the NASDAQ National Market under the symbol "LFCO" since the Company's IPO on June 30, 1997. On January 5, 2001, the Company received notice from NASDAQ that it had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Therefore, the Company has until April 5, 2001 to regain compliance (by trading at or above $1.00 for at least 10 consecutive days between January 5 and April 5, 2001) or its common stock may be delisted. At that time, the Company may appeal the decision to a NASDAQ Listing Qualifications Panel. In addition, NASDAQ notified the Company on March 20, 2001 that the Company's common stock had failed to maintain a minimum market value of public float of $5,000,000 over the last 30 consecutive trading days and the Company has until June 18, 2001 to regain compliance with the minimum market value of public float rule. If at any time before June 18, 2001, the market value of the public float of the Company's common stock is at least $5,000,000 for a minimum of 10 consecutive trading days the NASDAQ staff will make a determination as to compliance with the rule. If the Company is unable to demonstrate compliance with the rule on or before June 18, 2001, or has not submitted an application to transfer to The NASDAQ SmallCap Market, NASDAQ will provide the Company with written notification that its securities will be delisted. At that time the Company may appeal the decision to a NASDAQ Listing Qualifications Panel. The Company may be delisted for failure to maintain compliance with the minimum bid rule as well as the minimum market value of public float rule. The Company may implement a reverse stock split to obtain NASDAQ approval for the continual listing of its common stock on the National Market or SmallCap Market as appropriate depending upon whether it achieves compliance with the minimum value of public float rules for continued listing on the National Market.

    As of March 27, 2001 there were approximately 250 holders of record of the Common Stock. The following table summarized the range of the high and low closing sale prices per share of Common Stock as quoted by NASDAQ for the periods indicated.

	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.25	$3.88	$4.25	$4.50
Low	$0.28	$2.25	$2.56	$2.56
	Year Ended December 31, 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.69	$5.50	$5.63	$5.63
Low	$3.36	$3.81	$3.06	$3.13

ITEM 6. SELECTED FINANCIAL DATA

	At December 31,
	2000	1999	1998	1997	1996
Selected Balance Sheet Data:
Total assets	$414,421	$551,901	$428,078	$397,071	$101,763
Participation contract	4,429	9,288	—	—	—
Securities and FHLB stock	42,370	32,833	4,471	6,079	8,837
Loans held for sale	—	330,727	243,497	289,268	31,018
Loans held for investment	322,108	106,350	93,604	31,649	38,520
Allowance for loan losses	5,384	2,749	2,777	2,573	1,625
Residual mortgage-backed securities at fair value	—	—	50,296	45,352	4,691
Mortgage servicing rights	5,652	6,431	13,119	8,526	2,645
Deposit accounts	345,093	468,859	323,433	211,765	85,711
Borrowings	48,620	19,373	41,477	119,170	3,278
Stockholders' equity	13,900	34,462	51,998	50,886	7,716
Book value per share(1)	$2.08	$5.18	$7.92	$7.77	$2.40
Shares outstanding(1)	6,668,436	6,653,436	6,562,396	6,546,716	3,211,716
	Year Ended December 31,
	2000	1999	1998	1997	1996
Operating Data:
Interest income	$42,483	$46,378	$41,104	$21,146	$6,928
Interest expense	28,446	25,577	22,915	12,830	3,766

Net interest income	14,037	20,801	18,189	8,316	3,162
Provision for loan losses	2,910	5,382	4,166	1,850	963

Net interest income after provision for loans losses	11,127	15,419	14,023	6,466	2,199
Net gains (losses) from mortgage banking	(5,684)	10,675	7,664	25,730	5,708
Other noninterest income (loss)	(95)	(27,853)	6,519	1,500	760
Noninterest expense	23,127	27,485	26,419	15,990	8,681

Income (loss) before income tax provision (benefit)	(17,779)	(29,244)	1,787	17,706	(14)
Income tax provision (benefit)	3,003	(11,405)	728	7,382	38

Net income (loss)	$(20,782)	$(17,839)	$1,059	$10,324	$(52)

Basic earnings (loss) per share(2)	$(3.12)	$(2.71)	$0.16	$2.11	$(0.02)

Diluted earnings (loss) per share(2)	$(3.12)	$(2.71)	$0.16	$2.02	$(0.02)

Basic weighted average shares outstanding(2)	6,668,231	6,575,189	6,554,743	4,884,993	2,370,779

Diluted weighted average shares outstanding(2)	6,668,231	6,575,189	6,805,827	5,107,951	2,370,779

	Year Ended and at December 31,
	2000	1999	1998	1997	1996
Selected Financial Ratios and Other Data (3)
Performance Ratios:
Return on average assets	(3.98)%	(3.16)%	0.23%	4.19%	(0.06)%
Return on average equity	(63.30)	(32.13)	1.92	40.45	(0.90)
Average equity to average assets	6.29	9.82	12.14	10.35	6.77
Equity to total assets at end of period	3.35	6.24	12.15	12.82	7.58
Average interest rate spread(4)	2.88	3.95	3.83	3.30	3.78
Net interest margin(5)	2.95	4.21	4.36	3.68	3.95
Average interest-earning assets to average interest-bearing liabilities	101.19	105.01	109.81	106.65	103.64
Efficiency ratio(6)	272.92%	757.77%	80.96%	44.63%	88.50%
Loan originations and purchases	$469,515	$1,041,168	$1,180,552	$773,107	$222,553
Bank Regulatory Capital Ratios(7):
Tangible capital	4.33%	6.28%	7.21%	5.38%	7.57%
Core capital	4.33	6.28	7.21	5.38	7.57
Risk-based capital	6.99	7.45	10.90	10.52	8.09
Proforma double risk weight—Core capital	4.33	N/A	N/A	N/A	N/A
Proforma double risk weight—Risk-based capital	6.32	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Impaired assets as a percent of total assets(8)	6.94	1.14	2.21	1.65	2.93
Allowance for loan losses as a percent of impaired loans	19.89%	68.43%	36.81%	50.20%	67.26%

    N/A—not applicable.

(1)
Book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for a 100% stock dividend, which occurred during 1996. Book value per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization in 1996.

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

(7)
For definitions and further information relating to the Bank's regulatory capital requirements, see "Item 1—Business—Regulation."

(8)
Impaired assets consist of impaired loans and REO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

    The principal business of the Bank is attracting retail deposits from consumers and small businesses and investing those deposits with funds generated from operations and borrowings, primarily in one-to-four residential mortgage and residential construction loans. The Company originates and purchases conforming and jumbo prime credit quality real estate secured loans through a network of approved mortgage brokers predominately located within the state of California. The Company funds substantially all of the loans that it originates or purchases through deposits and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to originate and purchase loans is influenced by the general level of product available from its broker relationships. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will require credit committee approval. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies. See "Item 1—Business."

Average Balance Sheets

    The following tables set forth certain information relating to the Company for the years ended December 31, 2000, 1999, and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$633	$185	29.23%	$2,327	$219	9.41%	$1,455	$65	4.47%
Federal funds sold	4,989	302	6.05	19,106	909	4.76	27,813	1,434	5.16
Securities held under repurchase agreements	205	13	6.34	—	—	—	—	—	—
Participation contract	7,827	—	—	—	—	—	—	—	—
Investment securities (2)	44,690	2,721	6.09	16,951	959	5.66	6,267	374	5.97
Residual mortgage- backed securities (2)	—	—	—	45,049	3,300	7.33	51,789	6,984	13.49
Loans receivable, net (3)	417,507	39,262	9.40	411,189	40,991	9.97	329,699	32,247	9.78

Total interest earning assets	475,851	42,483	8.93	494,622	46,378	9.38	417,023	41,104	9.86
Non-interest-earning assets (4)	46,227			70,483			37,708

Total assets (4)	$522,078			$565,105			$454,731

Liabilities and Equity:
Interest-bearing liabilities:
Passbook accounts, money market, and checking,	$31,816	667	2.10	$31,833	730	2.29	$27,069	640	2.36
Certificate accounts	400,593	24,905	6.22	392,072	21,270	5.43	229,121	13,408	5.85

Total interest-bearing deposits	432,409	25,572	5.91	423,905	22,000	5.19	256,190	14,048	5.48
Other borrowings	36,339	2,664	7.33	45,600	3,367	7.38	115,931	7,789	6.72
Subordinated debentures	1,500	210	14.00	1,500	210	14.00	7,635	1,078	14.12

Total interest-bearing liabilities	470,248	28,446	6.05	471,005	25,577	5.43	379,756	22,915	6.03
Non-interest-bearing liabilities (4)	18,999			38,579			19,760

Total liabilities (4)	489,247			509,584			399,516
Equity (4)	32,831			55,521			55,215

Total liabilities and equity (4)	$522,078			$565,105			$454,731

Net interest income		$14,037			$20,801			$18,189

Net interest rate spread(5)			2.88%			3.95%			3.83%

Net interest margin(6)			2.95%			4.21%			4.36%

Ratio of interest- earning assets to interest-bearing liabilities			101.19%			105.01%			109.81%

(1)
Includes interest on float from cash disbursements.

(2)
Includes unamortized discounts and premiums and certificates of deposit.

(3)
Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and impaired loans. See "Business—Lending Overview."

(4)
Average balances are measured on a month-end basis for 1999 and 1998.

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

	Year Ended December 31, 2000 Compared to Year Ended December 31, 1999			Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
	Increase (decrease) due to			Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$(246)	$212	$(34)	$54	$100	$154
Federal funds sold	(805)	198	(607)	(421)	(104)	(525)
Securities held under repurchase agreements	6	7	13	—	—	—
Investment securities	1,684	78	1,762	605	(20)	585
Residual mortgage-backed securities	(1,650)	(1,650)	(3,300)	(817)	(2,867)	(3,684)
Loans receivable, net(1)	622	(2,351)	(1,729)	8,113	631	8,744

Total interest earning assets	(389)	(3,506)	(3,895)	7,534	(2,260)	5,274
Interest bearing liabilities:
Passbook accounts, money market, and checking	—	(63)	(63)	110	(20)	90
Certificate accounts	471	3,164	3,635	8,905	(1,043)	7,862
Borrowings	(679)	(24)	(703)	(5,127)	705	(4,422)
Subordinated debentures	—	—	—	(859)	(9)	(868)

Total interest bearing liabilities	(208)	3,077	2,869	3,029	(367)	2,662
Changes in net interest income	$(181)	$(6,583)	$(6,764)	$4,505	$(1,893)	$2,612

(1)
Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 2000 and December 31, 1999

General

    For the year ended December 31, 2000 the Company reported a net loss of $20.8 million or $3.12 per share. The net loss was primarily the result of losses from mortgage banking operations of $5.7 million, a net loss on the participation contract of $4.8 million, and a tax provision of $3.0 million. There was also $.8 million in restructuring charges related to a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations whereby the Company ceased the purchasing and originating of loans for sale in the secondary market and refocused on retail deposit taking and originating higher balance real estate mortgage loans secured by one-to-four unit residential properties predominately located in California and loans for the construction of individual residences and small tracts of residences in already developed areas, known as "in-fill tracts" for its portfolio.

    The net loss in 1999 of $17.8 million or $2.71 per share was the result of three primary factors. The sale of the Company's residual mortgage-backed securities related to three remaining securitizations resulted in a one-time after tax charge of approximately $16.8 million. A lower of cost or market reserve was recorded in the amount of $3 million against the Company's held-for-sale loan portfolio. Additionally, the Company provided an additional $2.7 million for loan losses in the fourth quarter of 1999.

Interest Income

    Interest income for the year ended December 31, 2000 was $42.5 million, compared to $46.4 million for the year ended December 31, 1999. The decrease of $3.9 million, or 8.4%, is due to a decrease in average balance and yield on interest-earning assets. All accretion on the participation contract was also reversed in the fourth quarter of 2000. Interest income on loans receivable decreased $1.7 million to $39.3 million for the year ended December 31, 2000 from $41.0 million for the year ended December 31, 1999. The decrease in interest income on loans was primarily the result of a 57 basis points decrease in the yield on loans receivable.

Interest Expense

    Interest expense for the year ended December 31, 2000 was $28.4 million, compared to $25.6 million for the year ended December 31, 1999. The $2.8 million increase reflects a 62 basis points increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing deposits is primarily related to the prevailing increase in market interest rates during 2000.

Net Interest Income

    Net interest income was $14.0 million for the year ended December 31, 2000, compared to $20.8 million for the year ended December 31, 1999. The decrease in net interest income is reflective of lower average assets combined with higher cost of funds from increased interest rates, resulting in a lower net interest margin for the period. The Bank's net interest margin for the year ending December 31, 2000 was 2.95% compared to 4.21% for the year ended December 31, 1999.

Provision for Loan Losses

    The provision for loan losses decreased to $2.9 million for year ended December 31, 2000 from $5.4 million for the year ended December 31, 1999. The 46.3% decrease from the previous year reflects the decrease in the loan portfolio and the losses taken on the sale of substandard and impaired loans during 2000.

Non-Interest Loss

    Non-interest loss was $5.8 million for the year ended December 31, 2000, compared to $17.2 million for the year ended December 31, 1999. The loss in 2000 was primarily a result of losses from mortgage banking operations of $5.7 million and write-downs in the participation contract of $4.8 million. Eliminating the one-time charge of $34.0 million related to the sale of the Company's residual mortgage-backed securities and related mortgage servicing rights, non-interest income would have been $16.8 million for the year ended December 31, 1999.

    The Company sold its remaining residual mortgage-backed securities retained from securitization and related servicing rights for an amount valued at $19.3 million in cash and other consideration. The transaction, which was executed on December 31, 1999, included the Company's remaining residual mortgage-backed securities and mortgage servicing for the following securitizations:

  LIFE Financial Home Loan Owner Trust 1997-2,
LIFE Financial Home Loan Owner Trust 1997-3, and
LIFE Bank Asset Backed Certificates, Series 1998-1.

    Additionally, in 1999 the Company provided a reserve of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain sub-performing and impaired loans. The reserve was established in conjunction with review of the age, composition and specific performance of the Company's available-for-sale loans.

Non-Interest Expense

    Noninterest expense for the year ended December 31, 2000 was $23.1 million compared to $27.5 million for the year ended December 31, 1999. The $4.4 million decrease in expense was in part due to a decrease in salaries. There was a reduction of employees from 334 full-time employees at December 31, 1999 to 100 full-time employees at December 31, 2000.

Income Taxes

    The provision for income taxes increased to a tax provision of $3.0 million for the year ended December 31, 2000 compared to a benefit of $11.4 million for the year ended December 31, 1999. This was primarily due to a valuation allowance recorded December 31, 2000 of approximately $9.9 million against the deferred tax asset as it is more likely than not that such benefit would not be realized. The loss before income taxes decreased to ($17.8) million for the year ended December 31, 2000 compared to ($29.2) million in loss before tax benefit for the year ended December 31, 1999 primarily due to the loss associated with the sale of the Company's residual mortgage-backed securities in 1999.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

    Total assets of the Company were $414.4 million at December 31, 2000 compared to $551.9 million at December 31, 1999. The 24.9% decrease in total assets of the Company was primarily the result of a $116.9 million decrease in the loan portfolio.

    Total Bank deposits at December 31, 2000 were $345.1 million compared to $468.9 million at December 31, 1999. The 26.4% decrease in deposits is the result of the reduction in the loan portfolio discussed above. During 2000, the Bank continued its strategy to focus heavily on increasing retail deposits to reduce reliance on wholesale certificates of deposit and other borrowings. Additionally, the ratio of retail deposits to total deposits increased to 82.3% for the period ended December 31, 2000, compared to 52.4% at December 31, 1999. The cost of the Bank's retail deposits at December 31, 2000 was 5.95% versus 5.33% at December 31, 1999.

    The allowance for loan losses was $5.4 million at December 31, 2000, compared to $2.7 million at December 31, 1999. The December 31, 2000 allowance for loan losses as a percent of impaired loans was 23.8%, The Bank's net credit loss rate for the year ended December 31, 2000 was 0.07% versus 1.31% for the year ended December 31, 1999. LIFE Bank's 30+ day delinquency rate at December 31, 2000 was 7.47%, compared to 1.96% at December 31, 1999.

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

Interest Income

    Interest income for the year ended December 31, 1999 was $46.4 million, compared to $41.1 million for the year ended December 31, 1998. The increase of $5.3 million, or 12.9%, is due to an increase in average balance of interest-earning assets, partially offset by a lower realized yield on the Company's residual mortgage-backed securities.

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

Provision for Loan Losses

    The provision for loan losses increased from $4.2 million for year ended December 31, 1998 to $5.4 million for the year ended December 31, 1999. The 29.2% increase over the previous year reflects a change in the Company's loan loss reserve estimate factors primarily based on actual experience of charge-offs and recoveries related to the Company's high loan-to-value second trust and sub-prime first trust mortgage product. The Company exited the 125% loan-to-value second trust mortgage business in the fourth quarter of 1998. At December 31, 1999, the Company owned $76.1 million of second trust mortgage products with loan-to-values in excess of 90%.

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

    The Company sold its remaining residual mortgage-backed securities retained from securitization and related servicing rights for an amount valued at $19.3 million in cash and other consideration. The transaction, which was executed on December 31, 1999, includes the Company's remaining residual mortgage-backed securities and mortgage servicing for the following securitizations:

  LIFE Financial Home Loan Owner Trust 1997-2,
LIFE Financial Home Loan Owner Trust 1997-3, and
LIFE Bank Asset Backed Certificates, Series 1998-1.

    Additionally, the Company provided a reserve of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain impaired loans. The reserve was established in conjunction with review of the age, composition and specific performance of the Company's available-for-sale loans.

Non-Interest Expense

    Non-interest expense for the year ended December 31, 1999 was $27.5 million compared to $26.4 million for the year ended December 31, 1998. The $1.1 million increase in expense was a combination of premises and occupancy expense associated with the expansion of branch facilities and a contractual one-time severance payment made during the third quarter of 1999.

Income Taxes

    The provision for income taxes decreased to a benefit of $11.4 million for the year ended December 31, 1999 compared to $728 thousand provision for the year ended December 31, 1998. Income before income tax provision decreased to ($29.2) million for the year ended December 31, 1999 compared to $1.8 million for the year ended December 31, 1998 primarily due to the loss associated with the sale of the Company's residual mortgage-backed securities. The effective tax rate decreased to 39.0% for the year ended December 31, 1999 compared to 40.7% for the year ended December 31, 1998.

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

    Net Portfolio Value.  The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. See "Item 1—Business—Regulation—Federal Savings Institution Regulation." As of December 31, 2000, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 129 basis points and would result in a $6.5 million reduction in the NPV of the Bank. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1—Business—Federal Savings Institution Regulation."

    The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2000, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp").

Interest Rate Sensitivity of Net Portfolio Value (NPV)

(dollars in thousands)

					NPV as % of Portfolio Value of Assets % Change (BP)
Net Portfolio Value
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio
+300 BP	30,087	(11,882)	-28%	7.09%	-242 BP
+200 BP	35,463	(6,506)	-16%	8.22%	-129 BP
+100 BP	39,372	(2,597)	-6%	9.01%	-50BP
Static	41,969			9.51%
-100 BP	44,089	2,120	5%	9.91%	+39 BP
-200 BP	47,023	5,053	12%	10.45%	+94 BP
-300 BP	51,040	9,070	22%	11.20%	+169 BP

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

Liquidity and Capital Resources

    The Company's primary sources of funds are deposits, FHLB advances, other borrowings, principal and interest payments on loans, and to a lesser extent, interest payments on investment securities and proceeds from the maturation of investment securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 8.36%, 5.70%, and 7.04% for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $8.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances. At December 31, 2000, the Bank had $47.1 million in advances outstanding from the FHLB. On March 16, 2001 the Bank was notified by the FHLB that the Bank's borrowing capacity is limited to overnight advances and each borrowing will require credit committee approval. The advances outstanding at the time of the notice totaled $20,000,000 and were not effected by the change in borrowing status. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB. Other sources of liquidity include investment securities maturing within one year.

    The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio, and an 8.0% risk-based capital ratio. At December 31, 2000, the Bank did not meet its minimum regulatory capital requirements and was therefore considered "undercapitalized." See "Item 1—REGULATION—Federal Savings Institution Regulation—Capital Requirements."

    The Company had no material contractual obligations or commitments for capital expenditures at December 31, 2000. At December 31, 2000, the Company had $1.4 million outstanding commitments to originate or purchase mortgage loans compared to $8.4 million at December 31, 1999. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2000, totaled $301.0 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

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

Quantitative and Qualitative Disclosures about Market Risk

    The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 2000 and 1999. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity date and are adjusted for expected prepayments, which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

At December 31, 2000	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$25,730	$—	$—	$—	$—	$—
Average Interest Rates	6.21%	—%	—%	—%	—%	—%
Mortgage-Backed Securities:
Fixed Rate	$39,455	$—	$—	$—	$—	$—
Average Interest Rate	6.04%	—%	—%	—%	—%	—%
Participation Contract	$—	$2,342	$4,033	$2,867	$6,623	$1,795
Average Interest Rate	—%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans—Fixed Rate	$441	$292	$787	$30	$1,522	$126,270
Average Interest Rate	7.93%	13.44%	13.93%	15.97%	8.54%	10.53%
Loans—Adjustable Rate	$137,723	$52,551	$14,456	$683	$330	$181
Average Interest Rate	9.46%	10.38%	10.66%	9.00%	9.95%	11.28%
Mortgage Servicing Rights (1)	$5,652	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	—%	—%	—%	—%	—%
Selected Liabilities:
Interest-Bearing NOW Passbook and MMDA's	$5,924	$4,739	$3,791	$3,033	$2,427	$9,707
Average Interest Rate	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%
Certificates of Deposits	$300,999	$12,113	$826	$302	$429	$803
Average Interest Rate	6.54%	6.79%	6.24%	6.98%	6.63%	6.47%
FHLB Advances	$47,120	$—	$—	$—	$—	$—
Average Interest Rate	6.68%	0.00%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Sub-Debentures	$—	$—	$—	$—	$—	$1,500
Average Interest Rate	—%	—%	—%	—%	—%	14.00%

(1)
During the first quarter of 2001, the Bank sold substantially all of its mortgage servicing rights.

At December 31, 1999	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
Selected Assets:
Other Investments and Fed Funds	$32,955	$—	$—	$—	$150	$—
Average Interest Rates	3.89%	—%	—%	—%	—%	—%
Mortgage-Backed Securities:
Adjustable Rate	$5	$—	$—	$—	$—	$—
Average Interest Rate	6.63%	0.00%	0.00%	0.00%	0.00%	0.00%
Participation Contract	$—	$—	$4,350	$3,446	$2,589	$7,579
Average Interest Rate	15.00%	15.00%	15.00%	15.00%	15.00%	15.00%
Loans—Fixed Rate	$841	$376	$982	$1,466	$105	$205,096
Average Interest Rate	7.41%	17.23%	17.09%	15.71%	17.23%	11.26%
Loans—Adjustable Rate	$146,843	$55,533	$43,631	$1,664	$1,790	$229
Average Interest Rate	9.44%	9.62%	9.72%	9.90%	8.81%	9.56%
Mortgage Servicing Rights	$2,820	$1,803	$1,047	$582	$335	$422
Average Interest Rate	13.50%	13.50%	13.50%	13.50%	13.50%	13.50%
Selected Liabilities:
Interest-Bearing NOW Passbook and MMDA's	$7,507	$6,004	$4,803	$3,843	$3,074	$12,296
Average Interest Rate	1.94%	1.94%	1.94%	1.94%	1.94%	1.94%
Certificates of Deposits	$427,954	$1,861	$379	$202	$73	$863
Average Interest Rate	5.86%	6.09%	6.19%	5.67%	7.38%	6.40%
Lines of Credit and Sub-Debentures	$17,873	$—	$—	$—	$—	$1,500
Average Interest Rate	8.48%	—%	—%	—%	—%	14.00%

    The Company does not have any foreign exchange exposure nor any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Life Financial Corporation

    We have audited the accompanying consolidated statements of financial condition of Life Financial Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will require credit committee approval. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Irvine, California
March 16, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
LIFE Financial Corporation
Riverside, California

    We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of LIFE Financial Corporation and subsidiaries (the Company) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of LIFE Financial Corporation and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

COSTA MESA, CALIFORNIA
March 26, 1999

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands)

	At December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$7,810	$17,315
Federal funds sold	730	3,000
Securities held under repurchase agreements	25,000	—
Participation contract	4,429	9,288
Investment securities available for sale	42,370	—
Investment securities held to maturity, estimated fair value of $32,823	—	32,833
Loans held for sale	—	330,727
Loans held for investment, net	316,724	103,601
Mortgage servicing rights	5,652	6,431
Accrued interest receivable	3,187	3,676
Foreclosed real estate	1,683	2,214
Premises and equipment	3,100	6,003
Current tax receivable	202	18,653
Deferred income taxes	901	5,196
Other assets	2,633	12,964

TOTAL ASSETS	$414,421	$551,901

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts
Non-interest bearing	$9,858	$15,432
Interest bearing	335,235	453,427
Borrowings	47,120	17,873
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	6,808	29,207

Total liabilities	400,521	517,439
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 6,668,436 (2000) and 6,653,436 (1999) shares issued and outstanding	67	67
Additional paid-in capital	42,575	42,525
Retained deficit	(28,912)	(8,130)
Accumulated other comprehensive income	170	—

Total stockholders' equity	13,900	34,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,421	$551,901

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year ended December 31,
	2000	1999	1998
INTEREST INCOME:
Loans	$39,262	$40,991	$32,247
Investment securities and other interest-earning assets	3,221	5,387	8,857

Total interest income	42,483	46,378	41,104
INTEREST EXPENSE:
Interest-bearing deposits	25,572	22,000	14,048
Borrowings	2,664	3,367	7,531
Subordinated debentures	210	210	1,336

Total interest expense	28,446	25,577	22,915

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	14,037	20,801	18,189
PROVISION FOR LOAN LOSSES	2,910	5,382	4,166

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,127	15,419	14,023
NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	3,344	4,967	5,340
Bank and other fee income	568	355	179
Net (loss) gain from mortgage banking operations	(5,684)	8,599	24,214
Net loss on participation contract and investment securities	(4,848)	—	—
Net gain/(loss) on residual mortgage-backed securities	295	(31,888)	(16,550)
Other income	546	789	1,000

Total noninterest income (loss)	(5,779)	(17,178)	14,183
NONINTEREST EXPENSE:
Compensation and benefits	10,848	12,394	11,570
Premises and occupancy	4,059	4,037	3,419
Data processing and communications	1,072	1,642	1,495
Net loss on foreclosed real estate	589	31	211
Restructuring charges	849	—	—
Other expense	5,710	9,381	9,724

Total noninterest expense	23,127	27,485	26,419

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(17,779)	(29,244)	1,787
INCOME TAX PROVISION (BENEFIT)	3,003	(11,405)	728

NET INCOME (LOSS)	$(20,782)	$(17,839)	$1,059

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(3.12)	$(2.71)	$0.16
Diluted earnings (loss) per share	$(3.12)	$(2.71)	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic earnings per share	6,668,231	6,575,189	6,554,743
Diluted earnings per share	6,668,231	6,575,189	6,805,827

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS

(dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income		Compre- hensive (Loss) Income
			Additional Paid-in Capital		Retained Earnings (Deficit)		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1997	6,546,716	$65	$42,171	$—	$8,650		$50,886
Exercise of stock options	15,680	1	52	—	—		53
Net income	—	—	—	—	1,059		1,059

Balance at December 31, 1998	6,562,396	66	42,223	—	9,709		51,998
Exercise of stock options	91,040	1	302	—	—		303
Net loss	—	—	—	—	(17,839)		(17,839)

Balance at December 31, 1999	6,653,436	67	42,525	—	(8,130)		34,462
Exercise of stock options	15,000	—	50	—	—		50
Comprehensive loss:
Net loss	—	—	—	—	(20,782)	$(20,782)	(20,782)
Unrealized gains on investments, net of tax of $124	—	—	—	170	—	170	170

Total comprehensive loss	—	—	—	—	—	$(20,612)	—

Balance at December 31, 2000	6,668,436	$67	$42,575	$170	$(28,912)		$13,900

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,
(dollars in thousands)

	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,782)	$(17,839)	$1,059
Adjustments to reconcile net (loss) income:
Depreciation and amortization	1,619	2,292	1,900
Provision for estimated loan losses	2,910	5,382	4,166
Loss on sale and provision for losses on premises and equipment	801	—	—
Loss on sale, provision, and write-down of foreclosed real estate	594	858	70
Loss (gain) on sale and securitization of loans held for sale	4,767	(16,183)	(24,214)
Net unrealized and realized losses and accretion on investment securities, residual mortgage-backed securities, participation contract and related mortgage servicing rights	5,109	30,651	9,566
Impairment of mortgage servicing rights	—	2,178	—
Change in allowance on mortgage servicing rights	(642)	(420)	1,168
Amortization of mortgage servicing rights	1,421	4,711	2,689
Purchase and origination of loans, net of loan fees	(480,382)	(1,012,269)	(1,180,552)
Proceeds from the sales of and principal payments from loans	486,607	799,353	1,075,862
Provision for lower of cost or market on loans	—	3,000	—
Write-down of loans transferred from available for sale to held for investment	1,688	—	—
(Decrease) increase in accrued expenses and other liabilities	(22,411)	18,037	3,853
Decrease (increase) in accrued interest receivable and other assets	10,820	(2,132)	138
Change in current and deferred income tax receivable	22,496	(23,849)	(7,961)
Federal Home Loan Bank (FHLB) stock dividend	(160)	(136)	(99)

Net cash provided by (used in) operating activities	$14,455	$(206,366)	$(112,355)
CASH FLOW FROM INVESTING ACTIVITIES:
Net decrease in loans	100,115	107,159	82,728
Proceeds from the sale of foreclosed real estate	2,179	4,661	2,601
Purchase of securities held to maturity	(64,605)	(30,105)	—
Proceeds from maturities of securities	55,406	2,002	3,000
Decrease (increase) in federal funds sold	2,270	(3,000)	—
Increase in securities held under repurchase agreements	(25,000)	—	—
Reductions of (additions to) premises and equipment	144	(669)	(4,020)
Purchase of FHLB stock	—	(124)	(1,297)
Cash received on residual mortgage-backed securities	—	11,980	—

Net cash provided by investing activities	70,509	91,904	83,012

See Notes to Consolidated Financial Statements.

	2000	1999	1998
CASH FLOW FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposit accounts	(123,766)	145,426	111,668
Repayment of borrowings	(17,873)	(22,104)	(60,193)
Proceeds from (repayment of) FHLB advances	47,120	—	(9,000)
Net proceeds from issuance of common stock	50	303	53
Repurchase of subordinated debentures	—	—	(8,500)

Net cash provided by (used in) financing activities	(94,469)	123,625	34,028

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,505)	9,163	4,685
CASH AND CASH EQUIVALENTS, beginning of period	17,315	8,152	3,467

CASH AND CASH EQUIVALENTS, end of period	$7,810	$17,315	$8,152

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$28,155	$26,018	$23,826
Income taxes	$97	$7,138	$3,328
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment	$253,597	$—	$76,135
Transfers from loans to foreclosed real estate	$2,242	$5,869	$3,129
Loans to facilitate sales of foreclosed real estate	$—	$—	$394
Sale of residual mortgage-backed securities and related servicing in exchange for an accounts receivable and net participation contract	$—	$15,121	$—

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Each of the Three Years in Period Ended December 31, 2000

1.  Description of Business and Summary of Significant Accounting Policies

    Basis of Presentation and Description of Business—The consolidated financial statements include the accounts of LIFE Financial Corporation (LIFE) and its wholly-owned subsidiaries, Life Bank (formerly Life Savings Bank, Federal Savings Bank) (the "Bank"), Life Financial Insurance Services, Inc., and Life Investment Holdings, Inc., (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    LIFE, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Company's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

    The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage and residential construction loans. At December 31, 2000, the Bank had five retail bank branches located in Orange, San Bernardino and Riverside Counties, California.

    Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will require credit committee approval. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2000, $616,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held.

    Participation Contract and Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in non-interest income as net loss on participation contract and investment securities. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive loss. The participation contract is recorded on the Bank's financial statements at December 31, 2000 at its estimated fair value of $4.4 million. The participation contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the participation contract begins after the purchaser of the residual mortgage-backed securities recaptures its initial cash investment and a 15% internal rate of return. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved. For regulatory purposes, the Bank will limit the Participation Contract to 25% of Tier 1 capital consistent with the proposed capital rules for the treatment of residual interests proposed by the regulatory agencies.

    The following table summarizes the factors used in determining the fair value of the participation contract at December 31, 2000 and the effects of adverse adjustments to these factors. The assumptions used for the prepayment speeds and credit losses are based on the historical performance of each of the three residual mortgage-backed securities. The assumptions presented in the following table are composites of the assumptions used in determining the fair value of the participation contract (dollars in thousands):

Balance of participation contract at December 31, 2000:	$4,429
Prepayment speed assumption:	21.59%
Fair value with a 10% adverse change	$4,310
Fair value with a 20% adverse change	$4,164
Discount rate assumption:	40.00%
Fair value with a 100 basis point adverse change	$4,297
Fair value with a 200 basis point adverse change	$4,171
Credit loss assumption:	3.03%
Fair value with a 10% adverse change	$3,783
Fair value with a 20% adverse change	$3,244

    These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

    Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

    Loans Held for Sale—Loans held for sale, consisting primarily of loans secured by one-to-four family residential units, are carried at the lower of cost or market, computed by the aggregate method by asset type. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectibility, and if appropriate, previously accrued interest is reversed.

    Loans Held for Investment—The Company's real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences.

    Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

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

    Allowance for Loan Losses—It is the policy of the Company to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. For impaired loans, specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. In estimating losses, management considers the estimated sales price, cost of refurbishment, payment of delinquent taxes, cost of holding the property (if an extended period is anticipated) and cost of disposal. Additionally, a general valuation allowance for loan losses has been established. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry trends and other relevant factors in the area in which the Company's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

    Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company's control.

    Mortgage Banking and Loan Servicing Operations—Prior to 2000, the Company primarily acquired mortgage loans for sale in the secondary market. At origination or purchase, mortgage loans were designated as held for sale or held for investment. Loans held for sale were carried at the lower of cost or estimated market value determined on an aggregate basis by outstanding investor commitments or current investor requirements. Cost includes related loan origination costs and fees, as well as premiums or discounts for purchased loans. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Any transfers of loans held for sale to the investment portfolio were recorded at the lower of cost or estimated market value on the transfer date. At December 31, 1999, the gross principal balance of loans held for sale consists of $312,154,000 in single-family residential mortgage loans; $6,102,000 in multi-family residential mortgage loans; $6,274,000 in commercial mortgage loans; and $2,435,000 in other loans.

    The Company sold its loans held for sale either with servicing retained or servicing released. Under the servicing agreements for loans sold with servicing retained, the investor was paid its share of the principal collections together with interest at an agreed-upon rate, which generally differed from the loans' contractual interest rate. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

    In 2000, the Company ceased originating and purchasing loans for sale in the secondary market in order to focus on its traditional banking operations. Accordingly, certain costs were incurred relating to this transition. The costs primarily pertained to the write-off of property and equipment that could no longer be used in the current operations and also for accrual of employee incentives. These restructuring costs totaled approximately $.8 million for the year ended December 31, 2000.

    The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a disaggregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 2000 and 1999, the Company utilized a weighted average prepayment assumption of 17.8% and 31.8%, respectively, and a weighted average discount rate of 13.5% and 13.5%, respectively. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

    At December 31, 2000, the Bank serviced in excess of $582 million in mortgage and consumer loans for others. As described in Note 20 to the financial statements, the Bank sold the servicing rights on $526 million in loans in the first quarter of 2001. A significant portion of the balance of the MSR at December 31, 2000 was sold in these transactions.

    In 1998 the Company completed the securitization and sale of approximately $462.1 million in loans in the form of mortgage pass-through certificates and recognized gains of approximately $9.3 million. These certificates were held in a trust independent of the Company. The Company acted as servicer for the trust and received a stated servicing fee. The Company also retained a beneficial interest in the form of an interest-only strip (residual mortgage-backed security) which represented the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the securities and the costs associated with the securitization. This residual mortgage-backed security was classified as a trading security and recorded at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. For the year ended December 31, 1998, net unrealized losses of $16.6 million resulted from changes in fair value and are included in results of operations.

    Valuations of the residual mortgage-backed security at origination and at each reporting period were based on discounted cash flow analyses. The cash flows were estimated as the excess of the weighted average coupon on each pool of loans sold over the sum of the pass-through interest rate, a servicing fee, a trustee fee, an insurance fee, and an estimate of annual future credit losses related to the prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk, and were discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. At origination, the Company utilized prepayment assumptions ranging from 12% to 35%, an estimated annual loss factor assumption ranging from 0.5% to 2.5%, and a discount rate of 13.5% to residual mortgage-backed securities. At December 31, 1998, the Company utilized prepayment assumptions ranging from 7.4% to 53%, an estimated annual loss factor assumption ranging from 0.7% to 6.0%, and a discount rate of 13.5% to residual mortgage-backed securities. The valuation included consideration of characteristics of the loans including loan type and size, interest rate, origination date, term, and geographic location. The Company also used other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts, and historical default and prepayment rates of the portfolio under review. To the Company's knowledge, there was no active market for the sale of residual mortgage-backed securities. The range of values attributable to the factors used in determining fair value was broad. Accordingly, the Company's estimate of fair value was subjective.

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.3 million in cash and other consideration and realized a loss of $34 million. The other consideration consisted of a contractual right from the purchaser of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "participation contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures their initial cash investment of $8.1 million and a 15% internal rate of return (the "Hurdle amount") from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million and was included in other liabilities. During 2000, this obligation was relieved. In addition, proceeds paid to the purchaser under the credit guaranty was applied to reduce the Hurdle Amount to $5.9 million for cash distributions on the participation contract. The right to receive cash flows under the participation contract begins after the purchaser of the residual mortgage-backed securities recaptures their initial cash investment and a 15% internal rate of return. At December 31, 2000, the participation contract balance, after valuation adjustments, was $4.4 million.

    Foreclosed Real Estate—Real estate properties acquired through, or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management; and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

    Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using both the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 31 years for buildings, 15 years for leasehold improvements, 7 years for furniture, fixtures and equipment, and 3 years for computer equipment.

    The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.

    Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. If necessary, a valuation allowance is established based on management's determination of the likelihood of realization of deferred tax assets.

    Presentation of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

    Use of Estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of the participation contract, foreclosed real estate, and deferred tax assets.

    Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for employee awards and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25.

    Recent Accounting Developments—In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for gains and losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. The FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

    Reclassifications—Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At periodic intervals, both the OTS and the Federal Deposit Insurance Corporation (FDIC) routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

    The Bank's actual capital amounts and ratios are also presented in the table.

				To be adequately capitalized under the Prompt Corrective Action Directive:
						Minimum Individual Capital required under the Supervisory Agreement:
			Proforma Ratio Under Supervisory Agreeement
	Actual
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	6.32%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	N.A.	9,452	4.00%	N.A.	N.A.
	Actual		To be adequately capitalized under prompt corrective action provisions:		To be well capitalized under prompt corrective action provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
At December 31, 1999
Total Capital (to risk-weighted assets)(as amended)	$24,573	7.45%	$27,245	8.00%	$34,056	10.00%
Core Capital (to adjusted tangible assets)	32,473	6.28%	20,680	4.00%	25,850	5.00%
Tangible Capital (to tangible assets)	32,473	6.28%	7,755	1.50%	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	32,473	9.54%	N.A.	N.A.	20,434	6.00%

    On June 2, 2000, the Company received notice from the OTS that for purposes of the Company's risk-based capital calculations, certain of the assets which the Company had previously risk-weighted in the 100% risk-weight category must instead be treated as low-level recourse assets. This change in the risk-weighting of these assets for risk-based capital calculations resulted in a decrease in the Company's risk-based capital ratios from 10.34% as previously reported to the 7.45% depicted above as of December 31, 1999.

    As a result of the change, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. The Bank was deemed by the OTS to be "Undercapitalized" under the "Prompt Corrective Action" guidelines. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity depending upon the institution's degree of undercapitalization. The OTS could also take any one of a number of discretionary supervisory actions including issuance of a capital directive, requiring a capital plan, and the replacement of senior executive officers and directors. Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restriction on growth and capital distributions and expansions. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Previously the Company utilized brokered deposits, but according to OTS Prompt Corrective regulatory guidelines for undercapitalized institutions the Bank cannot renew existing brokered deposits. At December 31, 2000, the Company had $43.5 million in brokered deposits remaining and must attempt to replace the brokered deposits that are not renewed either with retail deposits or the sale of assets.

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order requires the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company is also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

    Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement requires the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank is required to double risk weight all sub-prime loans starting March 31, 2001. At December 31, 2000, the Bank's pro forma ratios, assuming the double risk weighting of sub-prime loans, were 4.33% and 6.32% for the core capital ratio and the total risk-based capital ratio, respectively. The Supervisory Agreement also requires that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans to one borrower and oversight by the Board of Directors.

    The $5.2 million capital contribution has not been raised and the OTS did not approve the Bank's capital plan. The Company has retained financial advisors to assist in raising capital and the Bank has also taken actions to ensure that it has corrected other deficiencies indicated by the OTS as it has hired experienced executive management, appointed two new directors who possess several years of experience in dealing with troubled institutions, and revised its policies and procedures on internal asset review, allowances for loan losses, liquidity, separate corporate existence, loans to one borrower, oversight by the Board, and other areas of the Bank. The Bank has reduced operating expenses and decreased employee count. The Bank also closed one Orange County branch effective December 15, 2000.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001. The PCA Directive also provides for restrictions on capital distributions, payment of management fees, asset growth, acquisitions and new lines of business, senior executive officers' compensation, payment of subordinated debt, rates paid on deposits, and other activities. The Bank must restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank also is prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS. The Bank is to provide the OTS with compliance progress reports on a monthly basis. If the OTS determines that the Bank fails to make adequate progress towards achieving the requirements in the PCA Directive, the OTS may take such further supervisory, enforcement, or resolution action as it deems appropriate.

    The Bank has taken steps to reduce its risk profile by selling the majority of its sub-prime and high loan-to-value loans. The Bank is continuing this process in 2001, with the sale of an additional $30 million of sub-prime loans in the first quarter. The Bank also sold most of its mortgage servicing rights during the first quarter of 2001. Management intends to further reduce the Bank's risk profile during 2001. The Company has engaged an investment banker to assist in raising capital or identifying potential merger partners. In addition, management is focused on improving operating efficiency by reducing general and administrative expenses. Management is also evaluating the products and services offered through its branch network.

3.  Investment Securities

    The amortized cost and estimated fair value of securities were as follows at December 31 (in thousands):

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$39,160	$322	$(27)	$39,455
Other securities	2,915	—	—	2,915

	$42,075	$322	$(27)	$42,370

	December 31, 1999
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities held to maturity:
US Treasury and other agency securities	$29,955	$—	$10	$29,945
Mortgage-backed securities	5	—	—	5
Other securities	2,873	—	—	2,873

	$32,833	$—	$10	$32,823

    During 2000, it was management's decision to transfer all held to maturity investment securities to available for sale for liquidity purposes. An initial write down to market value was recorded at that time, which was not significant, and re-evaluations are made monthly. The unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive loss.

    The weighted average interest rates on total investment securities were 6.19% and 5.87% at December 31, 2000 and 1999, respectively.

    At December 31, 2000, $39.5 million in mortgage-backed securities mature in excess of 10 years and $2.9 million in other securities mature in less than one year.

    The Company entered into a purchase for securities under an agreement to resell substantially identical securities. At December 31, 2000, the Company held securities under a $25 million repurchase agreement whereby the counterparty repurchased such securities on January 2, 2001.

4.  Loans Held for Investment

    Loans held for investment consisted of the following at December 31 (in thousands):

	2000	1999
Real estate:
Residential:
One-to-four family	$270,754	$69,778
Multi-family	8,609	3,749
Construction	45,657	52,175
Commercial	9,092	5,586
Other loans:
Loans secured by deposit accounts	451	205
Unsecured commercial loans	30	43
Unsecured consumer loans	673	55

Total gross loans	335,266	131,591
Less (plus):
Undisbursed loan funds	15,018	25,885
Deferred loan origination costs—net	(3,464)	(1,119)
Discounts	1,604	475
Allowance for estimated loan losses	5,384	2,749

Loans held for investment, net	$316,724	$103,601

    It is part of the Company's strategic plan to cease the sale of loans in the secondary market as an on-going business; thus, all loans held for sale have been reclassified as loans held for investment. Total loans reclassified in 2000 from held for sale had a carrying value of $253.6 million. The lower of cost or market adjustment at the time of the transfers was $1.7 million and is included in discounts above.

    The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

    The following summarizes activity in the allowance for loan losses for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of year	$2,749	$2,777	$2,573
Provision for loan losses	2,910	5,382	4,166
Recoveries	132	430	109
Charge-offs	(407)	(5,840)	(4,071)

Net charge-offs	(275)	(5,410)	(3,962)

Balance, end of year	$5,384	$2,749	$2,777

    The Company had nonaccrual and nonperforming loans at December 31, 2000, 1999, and 1998 of $22.6 million, $2.7 million, and $7.5 million, respectively. If such loans had been performing in accordance with their original terms, the Company would have recorded interest income of $40.6 million, $41.4 million, and $33.0 million, respectively, instead of interest income actually recognized of $39.3 million, $41.0 million, and $32.2 million, respectively, for the years ended December 31, 2000, 1999, and 1998.

    The following summarizes information related to the Company's impaired loans at December 31 (in thousands):

	2000	1999
Total impaired and non-accrual loans	$27,070	$4,018
Related reserve on impaired loans	$3,350	$2,019
Average impaired loans	$11,881	$8,344
Total interest income recognized on impaired loans	$81	$127

    The Company is not committed to lend additional funds to debtors whose loans have been modified.

    The Bank is subject to numerous lending-related regulations. Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $3.4 million at December 31, 2000. At December 31, 2000, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $3.1 million. On December 26, 2000, the Bank funded securities held under repurchase agreements of $25 million secured by $26 million in FNMA securities, which may be classified as a loan to one borrower. These securities were subsequently sold on January 2, 2001.

    Activity in loans to directors and executive officers during the year ended December 31 is as follows (in thousands):

	2000	1999	1998
Balance, beginning of year	$—	$250	413
Originations	—	214	—
Principal payment, loans sold	—	(464)	(163)

Balance, end of year	$—	$—	$250

5.  Mortgage Banking and Loan Servicing Operations

    Loans serviced for others at December 31, 2000, 1999, and 1998 totaled $582 million, $1,382 million, and $1,002 million, respectively. As mentioned in Note 20 to the financial statements, subsequent to December 31, 2000 the Company sold $5.5 million of mortgage servicing rights related to $526 million of loans serviced for others. No significant gains or losses were recognized as the mortgage servicing rights were sold at approximately book value less expected transactions costs.

    In connection with mortgage servicing activities, the Company held funds in trust for others totaling approximately $7.9 million and $22.8 million at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, $1.9 million and $9.6 million, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

    Although the Company sold without recourse substantially all of the mortgage loans it originated or purchased, the Company retained some degree of risk on substantially all of the loans it sold.

    In connection with its whole loan sales, the Company entered into agreements which generally required the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company were generally broader than those available to the Company against the sellers of such loans; and if a loan purchaser enforces its remedies, the Company may not be able to enforce whatever remedies the Company may have against such sellers. If the loans were originated directly by the Company, the Company will be solely responsible for any breaches of representations or warranties.

    The following is a summary of activity in mortgage servicing rights for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of period	$6,431	$13,119	$8,526
Additions through originations	58	7,237	8,450
Amortization	(1,421)	(4,711)	(2,689)
Sale of servicing rights	—	(7,456)	—
Adjustment in valuation	584	420	(1,168)
Direct writedowns	—	(2,178)	—

Balance, end of period	$5,652	$6,431	$13,119

    The following is a summary of activity in the valuation allowance for mortgage servicing rights for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of period	$749	$1,169	$1
Sale of servicing rights	—	(1,297)	—
(Reductions) additions	(584)	877	1,168

Balance, end of period	$165	$749	$1,169

6.  Premises and Equipment

    Premises and equipment consisted of the following at December 31 (in thousands):

	2000	1999
Premises	$—	$656
Leasehold improvements	2,870	2,996
Furniture, fixtures and equipment	6,937	7,595
Automobiles	24	24

Subtotal	9,831	11,271
Less: accumulated depreciation and amortization	(6,731)	(5,268)

Total	$3,100	$6,003

    Depreciation expense was $1,970,000, $1,985,000, and $1,639,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  Foreclosed Real Estate

    The following summarizes the activity in the real estate owned, net of the allowance, for the year ended December 31 (in thousands):

	2000	1999
Balance, beginning of year	$2,214	$1,898
Additions—foreclosures	2,401	6,040
Sales	(1,952)	(4,436)
Write downs	(980)	(1,288)

Balance, end of year	$1,683	$2,214

    Activity in the allowance for estimated real estate losses is summarized as follows for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of year	$116	$100	$79
Provision for estimated real estate loan losses	569	16	24
Recoveries	—	—	—
Charge-offs	(685)	—	(3)

Balance, end of year	$—	$116	$100

    During 2000, the Company began charging valuation adjustments directly against the property recorded in foreclosed real estate.

8.  Deposit Accounts

    Deposit accounts consisted of the following at December 31 (in thousands):

	2000		1999
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Checking accounts
Non-interest bearing	$9,858	0.00%	$15,432	0.00%
Interest bearing	10,750	1.97	11,945	3.46
Passbook accounts	3,401	1.10	4,541	2.10
Money market accounts	5,612	3.43	5,609	4.28
Certificate accounts:
Under $100,000	214,281	6.43	301,219	5.80
$100,000 and over	101,191	6.71	130,113	5.93

Total	$345,093	6.07%	$468,859	5.53%

    The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

	2000	1999
Within one year	$300,999	$427,954
One to two years	12,113	1,861
Two to three years	826	379
Three to four years	302	202
Four to five years	429	73
Thereafter	803	863

	$315,472	$431,332

    Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

	2000	1999	1998
Checking accounts	$388	$340	$309
Passbook accounts	63	98	102
Money market accounts	216	292	229
Certificate accounts	24,905	21,270	13,408

	$25,572	$22,000	$14,048

9.  Advances from Federal Home Loan Bank and Other Borrowings

    As of December 31, 2000 and 1999, the Company had a line of credit with the Federal Home Loan Bank of San Francisco (FHLB) of $49.5 million and $48.0 million, respectively, of which $2.4 million and $48.0 million, respectively, were available, use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. Advances from Federal Home Loan Bank and/or the line of credit are collateralized by pledges of certain real estate loans with an aggregate principal balance of $115.7 million and $63.3 million at December 31, 2000 and 1999, respectively, and FHLB stock of $2.9 million. On March 16, 2001 the Bank was notified by the FHLB that the Bank's borrowing capacity is limited to overnight advances and new borrowings will require credit committee approval. The advances outstanding at the time of the notice totaled $20,000,000 and were not affected by the change in borrowing status.

    The following table summarizes activities in advances from the FHLB for the years ended December 31:

	At or For Year Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Average balance outstanding	$24,610	$15,363	$1,154
Maximum amount outstanding at any month-end during the year	$47,120	$35,170	$17,062
Balance outstanding at end of year	$47,120	$—	$—
Weighted average interest rate during the year	6.52%	5.23%	5.02%

    In February 2000, the Bank entered into a reverse repurchase agreement whereby the Bank agreed to transfer certain securities against the transfer of funds from the holder of the note, with a simultaneous agreement by the holder to transfer to the Bank such securities. At December 31, 2000, there were no reverse repurchase agreements outstanding in other borrowings.

    At December 31, 1999, the Company had three lines of credit available to it from commercial banks and national investment banking firms. The allowable draw amounts of the three credit lines were individually $250,000,000, $10,000,000, and $40,000,000 with expiration dates, respectively, of October 2000, November 2000, and a revolving maturity date. During the year ended December 31, 2000, these three lines were paid off and terminated.

    The following summarizes activities in the lines of credit and other borrowings:

	At or For Year Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Average balance outstanding	$11,729	$30,237	$112,886
Maximum amount outstanding at any month-end during the year	$41,351	$45,834	$345,848
Balance outstanding at end of year	$—	$17,873	$39,977
Weighted average interest rate during the year	9.05%	8.48%	6.62%

10. Subordinated Debentures

    On March 14, 1997, the Bank issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. In March 1998, the Bank substituted LIFE in its place as obligors on the Debentures. The Debentures are direct, unconditional obligations ranking with all other existing and future unsecured and subordinated indebtedness.

    The Debentures are redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Holders of the Debentures had the option at September 15, 1998 to require the Company to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date.

    On September 15, 1998, holders of $8.5 million in Debentures exercised their option to have the Company repurchase their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. The gain resulting from extinguishment of this debt was not material.

11. Income Taxes

    Income taxes for the year ended December 31 consisted of the following (in thousands):

	2000	1999	1998
Current provision (benefit):
Federal	$(389)	$(4,280)	$5,818
State	2	(1,443)	2,871

	(387)	(5,723)	8,689
Deferred (benefit) provision:
Federal	1,190	(4,724)	(5,287)
State	2,200	(958)	(2,674)

	3,390	(5,682)	(7,961)

Total income tax provision (benefit)	$3,003	$(11,405)	$728

    A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2000	1999	1998
Statutory federal taxes	$(6,045)	$(10,235)	$625
State taxes, net of federal income tax benefit	(1,271)	(1,561)	128
Change in valuation allowance	9,883	—	—
Other	436	391	(25)

Total	$3,003	$(11,405)	$728

    Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

	2000	1999
Deferred tax assets:
Depreciation	$716	$10
Accrued expenses	140	272
Net operating loss	6,210	—
Allowance for loan losses	1,497	859
Capital loss carryforward	—	60
Loans held for sale	525	3,414
Impairment on participation contract	2,179	—
Other	450	905

	11,717	5,520
Deferred tax liabilities:
Deferred state taxes	(594)	—
Federal Home Loan Bank Stock	(339)	(248)
Other	—	(76)

	(933)	(324)

	10,784	5,196
Less valuation allowance	(9,883)	—

Net deferred tax asset	$901	$5,196

    At December 31, 2000, a valuation allowance of approximately $9,883,000 was recorded against the deferred tax asset, as it is more likely than not that such benefit would not be realized. The Company has a net operating loss carry forward of approximately $14,700,000 for federal income tax purposes which expires through 2020. In addition, the Bank has a net operating loss carryforward of approximately $11,000,000 for state franchise tax purposes, which expires through 2010. If the Company has an "ownership change" as defined under Internal Revenue Code Section 382, its net operating losses may be subject to limitation. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the Company at the ownership change date.

    The Company's stockholders' equity includes tax bad debt deductions for which no provision for federal income taxes has been made. If distributions to shareholders are made in excess of current or accumulated earnings and profits or if stock of the Company is partially redeemed, this tax bad debt reserve which approximates $330,000 at December 31, 2000, will be recaptured into income at the then prevailing federal income tax rate. The related unrecognized deferred tax liability is approximately $116,000. It is not contemplated that the Company will make any disqualifying distributions that would result in the recapture of these reserves.

12. Commitments, Contingencies and Concentrations of Risk

    Legal Proceedings.  In December 1999, certain shareholders of Life Financial Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District

Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission. The Company intends to vigorously defend against the claims asserted in the litigation. The Company believes that the litigation will not have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

    The Company and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

    Lease Commitments.  The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2006. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2001	$799
2002	597
2003	259
2004	199
2005	128
Thereafter	10

$1,992

    Rental expense under all operating leases totaled $1,021,000, $974,000, and $1,095,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

    Employment Agreements.  The Company and the Bank have negotiated an employment agreement with their chief executive officer. This agreement provides for the payment of a base salary, a bonus based upon performance of the Company, and the payment of severance benefits upon termination.

    Availability of Funding Sources—The Company funds substantially all of the loans which it originates or purchases through deposits, internally generated funds, or other borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. On an ongoing basis, the Company explores opportunities to access credit lines as an additional source of funds. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

13. Benefit Plans

    401(k) Plan—The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were approximately $80,000, $77,000, and $92,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Stock Option Plans—On November 21, 1996, the Board of Directors of the Bank adopted the Life Bank 1996 Stock Option Plan (the 1996 Option Plan). The 1996 Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Options granted under the 1996 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights which are exercisable only upon a change in control of the Bank, which change in control did not include the reorganization of the Bank into the holding company (the "Reorganization"). Awards granted to nonemployee directors are nonstatutory options. Stock options will become vested and exercisable in the manner specified by the Board of Directors. The options granted under the 1996 Option Plan will vest at a rate of 33.3% per year, beginning on November 21, 1999.

    The components of the 1996 Option Plan as of December 31, 2000, 1999, and 1998, and changes during the years then ended (as adjusted for the Reorganization), consist of the following:

	2000		1999		1998
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	64,260	$3.33	282,160	$3.33	316,200	$3.33
Granted	—	—	—	—	—	—
Exercised	(15,000)	3.33	(91,040)	3.33	(15,680)	3.33
Forfeited	(12,540)	3.33	(126,860)	3.33	(18,360)	3.33

Options outstanding at the end of the year	36,720	3.33	64,260	3.33	282,160	3.33

Options exercisable at the end of the year	24,480	3.33	31,404	3.33	6,040	3.33
Weighted average remaining contractual life of options outstanding at end of year	6 years		7 years		8 years

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

June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 2000, 1999 and 1998.

	2000		1999		1998
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	146,500	$11.00	173,500	$11.15	193,000	$11.14
Granted	—	—	60,000	11.00	8,000	11.62
Forfeited	(32,000)	11.00	(87,000)	11.30	(27,500)	11.16

Options outstanding at the end of the year	114,500	11.00	146,500	11.00	173,500	11.15

Options exercisable at the end of the year	58,167		—		15,000
Weighted average remaining contractual life of options outstanding at end of year	6 years		7 years		8 years
Weighted average information for options granted during the year:
Fair value	N\A		$2.67		$7.60

    Options exercisable as of December 31, 1998 were due to the resignation of a senior officer. Upon resignation, the options immediately vested.

    The fair value of options granted under the 1997 Option Plan during 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 23.9% and 45.7%, respectively, risk-free interest rate of 6.5% and 5.6%, respectively, and expected average lives of 10 years.

    The Board of Directors of the Company adopted the LIFE Financial Corporation 2000 Stock Option Plan (the 2000 Option Plan). The 2000 Option Plan authorizes the granting of options equal to 975,000 shares of the common stock for issuance to executives, key employees, officers and directors giving effect to the Reorganization and the initial public offering, including Company options that were exchanged for Bank options pursuant to the 1996 and 1997 Options Plans. The options granted pursuant to the 2000 Option Plan will vest at a rate of 33.3% per year, beginning at various dates in 2000. The following is a summary of activity in the 2000 Option Plan during the year ended 2000.

	2000
	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	—	$—
Granted	332,000	3.18
Forfeited	(99,000)	3.62

Options outstanding at the end of the year	233,000	2.99

Options exercisable at the end of the year	77,667	3.18
Weighted average remaining contractual life of options outstanding at end of year	10 years
Weighted average information for options granted during the year:
Fair value	$2.84

    The fair value of options granted under the 2000 Option Plan during 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, volatility rate of 111%, risk-free interest rate of 5.89% and expected average lives of 8 years.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2000	1999	1998
Net income (loss) to common stockholders:
As reported	$(20,782)	$(17,839)	$1,059
Pro Forma	$(21,026)	$(18,088)	$619
Basic earnings (loss) per share:
As reported	$(3.12)	$(2.71)	$0.16
Pro Forma	$(3.15)	$(2.75)	$0.09
Diluted earnings (loss) per share:
As reported	$(3.12)	$(2.71)	$0.16
Pro Forma	$(3.15)	$(2.75)	$0.09

14. Financial Instruments with Off Balance Sheet Risk

    The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines of credit. These instruments involve, to varying degrees; elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated statements of financial condition.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 2000 and 1999 totaled $1,359,000 and $8,438,000, respectively.

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

	At December 31, 2000
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$7,810	$7,810
Federal funds sold	730	730
Securities held under repurchase agreements	25,000	25,000
Participation contract	4,429	4,429
Securities available for sale	42,370	42,370
Loans held for investment, net	321,384	316,724
Mortgage servicing rights	5,652	5,652
Accrued interest receivable	3,187	3,187
Liabilities:
Deposit accounts	345,285	345,093
Other borrowings	47,120	47,120
Subordinated debentures	1,500	1,500
Accrued interest payable	293	293
Off-balance sheet unrealized gain on commitments	—	—
	At December 31, 1999
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$17,315	$17,315
Federal funds sold	3,000	3,000
Securities held to maturity	32,823	32,833
Loans held for sale	334,410	330,127
Loans held for investment, net	103,414	103,601
Participation contract	9,288	9,288
Mortgage servicing rights	8,729	6,431
Accrued interest receivable	3,676	3,676
Liabilities:
Deposit accounts	468,985	468,859
Other borrowings	17,873	17,873
Subordinated debentures	1,500	1,500
Accrued interest payable	155	155
Off-balance sheet unrealized gain on commitments	—	—

    The Company utilized the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents—The carrying amount approximates fair value.

    Securities—Fair values are based on quoted market prices.

    Loans Held for Sale—Fair values are based on quoted market prices or dealer quotes.

    Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of impaired loans with a carrying value of approximately $27,070,000 and $4,018,000 at December 31, 2000 and 1999, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

    Participation Contract—Fair values are estimated using discounted cash flows using a discount rate the Bank believes is commensurate with the risks involved.

    Mortgage Servicing Rights—Fair values are based on the present value of estimated net future cash flows related to servicing income.

    Accrued Interest Receivable/Payable—The carrying amount approximates fair value.

    Deposit Accounts—The fair value of checking, passbook and money market accounts is the amount payable on demand at the reporting date. The fair value of certificate accounts is estimated using the rates currently offered for deposits of similar remaining maturities.

    Other Borrowings and Subordinated Debentures—The carrying amount approximates fair value as the interest rate currently approximates market.

    Financial Instruments with Off-Balance Sheet Risk—As of December 31, 2000 and 1999, fair values are based on quoted market prices or dealer quotes.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. The participation contract is recorded on the Bank's financial statements at December 31, 2000 at its estimated fair value of $4.4 million. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

16. Segment Information

    The Company's reportable segments as of or for the years ended December 31, 1999 and 1998 are presented below. During 1999, the Company redefined its reportable segments. The restated segments and the original disclosures as previously reported for 1998 have both been included for comparability purposes. During 2000, the Company restructured its operations and ceased the purchasing and originating of loans for sale in the secondary market. Because of this refocus on traditional retail banking, segregating by segments is no longer applicable for 2000 (dollars in thousands):

	For the Year Ended December 31, 1999
	Bank	Mortgage Banking	Loan Servicing	Total
Non-Interest Revenues	$1,096	$(23,063)	$4,789	$(17,178)
Interest Earned	46,378	—	—	46,378
Interest Charges	(25,566)	—	(11)	(25,577)

Net Interest Income (expense)	20,812	—	(11)	20,801

Total Revenue	$21,908	$(23,063)	$4,778	$3,623

Pre-tax segment income (loss)	$6,365	$(35,678)	$69	$(29,244)
Segment assets	$518,250	$24,698	$8,953	$551,901
	For the Year Ended December 31, 1998 (unaudited)
	Bank	Mortgage Banking	Loan Servicing	Total
Non-Interest Revenues	$816	$9,493	$3,874	$14,183
Interest Earned	41,104	—	—	41,104
Interest Charges	(22,907)	—	(8)	(22,915)

Net Interest Income (expense)	18,197	—	(8)	18,189

Total Revenue	$19,013	$9,493	$3,866	$32,372

Pre-tax segment income (loss)	$8,810	$(6,609)	$(414)	$1,787
Segment assets	$357,755	$54,972	$15,351	$428,078

    Information regarding previously reported segments for 1998 is presented below.

	For the Year Ended December 31, 1998
	Bank	Mortgage Financing Portfolio	Mortgage Financing Liberator	Mortgage Financing Other	Total
Revenue for the year	$4,037	$13,069	$32,644	$5,537	$55,287
Interest income	3,440	9,737	24,123	3,804	41,104
Interest expense	1,962	5,139	13,142	2,672	22,915
Net income (loss) for the year	(2,557)	1,387	2,767	(538)	1,059
Assets employed at year end	36,121	110,074	247,375	34,517	428,078

17. Earnings (Loss) Per Share

    A reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share computations is as follows (in thousands, except per share data):

    Earnings per share has been adjusted retroactively to reflect the three-for- one stock exchange effected pursuant to the Reorganization. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the Reorganization.

	Loss (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2000:
Net loss applicable to loss per share	$(20,782)
Basic per share
Loss available to common stockholders	(20,782)	6,668,231	$(3.12)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(20,782)	6,668,231	$(3.12)
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the Year ended December 31, 1999:
Net loss applicable to loss per share	$(17,839)
Basic per share
Loss available to common stockholders	(17,839)	6,575,189	$(2.71)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(17,839)	6,575,189	$(2.71)
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the Year ended December 31, 1998:
Net earnings applicable to earnings per share	$1,059
Basic earnings per share
Earnings available to common stockholders	1,059	6,554,743	$0.16
Effect of dilutive securities
Stock option plans		251,084
Diluted earnings per share
Earnings available to common stockholders plus assumed conversions	$1,059	6,805,827	$0.16

18. Parent Company Financial Information

LIFE FINANCIAL CORPORATION
(Parent company only)

	At December 31,
	2000	1999
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$375	$441
Foreclosed real estate-net	151	4
Investment in subsidiaries	18,363	32,545
Income Tax Receivable	545	18,654
Deferred income taxes	—	—
Other assets	86	5,332

Total Assets	$19,520	$56,976

Liabilities:
Other borrowings	$1,500	$19,373
Accrued expenses and other liabilities	4,120	3,141

Total Liabilities	5,620	22,514
Total Stockholders' Equity	13,900	34,462

Total Liabilities and Stockholders' Equity	$19,520	$56,976

	For the Years Ended December 31,
	2000	1999	1998
STATEMENTS OF OPERATIONS:
Interest Income	$1	$3,310	$6,461
Interest Expense	472	2,489	2,440

Net interest (loss) income	(471)	821	4,021
Noninterest Income (Loss)	371	(32,058)	(10,233)
Noninterest Expense	884	3,091	1,903
Equity In Net Earnings (Loss) Of Subsidiaries	(14,353)	3,075	5,763

Loss Before Income Tax Expense	(15,337)	(31,253)	(2,352)
Income Tax Expense (Benefit)	5,445	(13,414)	(3,411)

Net Income (Loss)	$(20,782)	$(17,839)	$1,059

LIFE FINANCIAL CORPORATION
(Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(20,782)	$(17,839)	$1,059
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale and securitization of loans held for sale	—	—	10,616
Gain on sale of foreclosed real estate	(280)
Equity in net (earnings) loss of subsidiaries	14,353	(3,075)	(5,763)
Purchase of loans held for sale, net of loan fees	—	—	(462,074)
Proceeds from sales and securitization of loans held for sale	—	—	436,948
Net accretion of residual mortgage-backed securities	—	(3,313)	(6,984)
Net unrealized and realized losses on residual mortgage-backed securities	—	36,471	16,550
Increase (decrease) in accrued expenses and other liabilities	979	(1,480)	(896)
Decrease in current and deferred taxes	18,109	—	—
Increase (decrease) in other assets	5,245	(12,558)	(2,171)

Net cash provided by (used in) operating activities	17,624	(1,794)	(12,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of foreclosed real estate	261	—	—
Cash paid to acquire foreclosed real estate	(128)
Capital contributions to subsidiaries	—	(2,155)	—
Cash received on desecuritization of residual mortgage-backed securities	—	11,980	—

Net cash provided by investing activities	133	9,825	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from other borrowings	(17,873)	(8,459)	12,295
Net proceeds from issuance of common stock	50	303	53

Net cash provided by (used in) financing activities	(17,823)	(8,156)	12,348

Net Decrease In Cash And Cash Equivalents	(66)	(125)	(367)
Cash And Cash Equivalents, Beginning Of Year	441	566	933

Cash And Cash Equivalents, End Of Year	$375	$441	$566

19. Quarterly Results of Operations (Unaudited)

    The following is a summary of quarterly results for the years ended December 31.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2000
Interest income	$11,761	$12,215	$10,024	$8,483
Interest expense	7,331	7,728	7,068	6,319
Provision for estimated loan losses	—	—	716	2,194
Noninterest income (loss)	31	1,861	(5,106)	(2,565)
Net earnings (loss)	(774)	125	(11,211)	(8,922)
Earnings (loss) per share:
Basic	(0.12)	0.02	(1.68)	(1.34)
Diluted	(0.12)	0.02	(1.68)	(1.34)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
1999
Interest income	$11,329	$12,696	$10,432	$11,921
Interest expense	5,783	6,565	6,156	7,073
Provision for estimated loan losses (2)	458	1,750	430	2,744
Noninterest income (loss) (3)	1,979	4,787	6,354	(30,298)
Net earnings (loss) (1)	684	1,759	1,037	(21,319)
Earnings (loss) per share:
Basic	0.10	0.27	0.16	(3.23)
Diluted	0.10	0.27	0.16	(3.23)

    During the quarter ended September 30, 2000, the Company sold $121.7 million in loans resulting in a loss of $3.5 million. The Company also made a lower of cost or market adjustment of $1.7 million on the transfer of loans held for sale to held for investment.

    During the fourth quarter of 2000, the Company increased loan loss provision by $2.1 million, the value of the participation contract was written down by $3.8 million, and a valuation allowance of approximately $9.9 million was recorded against the deferred tax asset.

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

20. Subsequent Events

    In the first quarter of 2001, the Company sold its mortgage servicing rights on approximately $526 million in loans serviced for third-party investors. This sale is consistent with the Company's strategy to reduce risk in the balance sheet and will give the Company the opportunity to focus more of its efforts on their community banking strategy. The sale resulted in the transfer of $5.5 million in mortgage servicing rights and the Company expects to realize its net book value for the mortgage servicing rights sold after transaction costs.

    In January 2001, the Company received notice from NASDAQ that it has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Therefore, the Company has until April 5, 2001 to regain compliance or its common stock may be delisted.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    As reported in the Company's Form 8-K dated October 14, 1999, Deloitte & Touche LLP resigned as the Company's independent accountant on October 7, 1999. During the Company's three most recent fiscal years up to and through October 7, 1999, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

    Deloitte & Touche LLP's reports on the Company's financial statements for the fiscal year ended December 31, 1998, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's three most recent fiscal years up to and through October 7, 1999, Deloitte & Touche LLP did not advise the Company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

    As reported in the Company's Form 8-K dated October 22, 1999, Grant Thornton LLP was engaged as the Company's independent accountants for the fiscal year ended December 31, 1999, to audit the Company's financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001, which will be filed within 120 days after the end of the Registrant's fiscal year.

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

3.2
Bylaws of LIFE Financial Corporation*

4.0
Stock Certificate of LIFE Financial Corporation*

21.0
Subsidiary information is incorporated herein by reference to "Part I—Subsidiaries"

23.1
Consent of Deloitte & Touche LLP

23.2
Consent of Grant Thornton LLP

(b)
Reports on Form 8-K

*
Incorporated herein by reference from the Exhibits on Registration Statement Form S-4, filed on January 27, 1997 (Registration No. 333-20497).

SIGNATURES

    Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE FINANCIAL CORPORATION
Dated: March 30, 2001	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer	March 30, 2001
/s/ ROY L. PAINTER Roy L. Painter	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2001
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Director	March 30, 2001
/s/ MILTON E. JOHNSON Milton E. Johnson	Director	March 30, 2001
/s/ JOHN D. GODDARD John D. Goddard	Director	March 30, 2001
/s/ EDGAR C. KELLER Edgar C. Keller	Director	March 30, 2001
/s/ KENT G. SNYDER Kent G. Snyder	Director	March 30, 2001

QuickLinks

INDEX
PART II
(dollars in thousands)
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (dollars in thousands)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended December 31, (dollars in thousands)
LIFE FINANCIAL CORPORATION (Parent company only)
LIFE FINANCIAL CORPORATION (Parent company only) SUMMARY STATEMENTS OF CASH FLOWS (In thousands)
PART III
PART IV
SIGNATURES