Form 10-K/A
period 2000-12-31
LIFE FINANCIAL CORP
filed 2001-05-01
CIK 1028918

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

(a)
The following exhibits are filed as part of this report:

3.1
Certificate of Incorporation of LIFE Financial Corporation*

3.2
Bylaws of LIFE Financial Corporation

4.0
Stock Certificate of LIFE Financial Corporation*

10.0
2001 Stock Incentive Plan—Form S-8

21.0
Subsidiary information is incorporated herein by reference to "Part I—Subsidiaries"

23.1
Consent of Deloitte & Touche LLP**

23.2
Consent of Grant Thornton LLP**

99.1
Purchase of Residual Securities and Related Servicing—Bear Stearns, Inc and EMC Mortgage

99.2
Servicing Rights Purchase Agreement—Wilshire Credit Corporation

(b)
Reports on Form 8-K

*
Incorporated herein by reference from the Exhibits on Registration Statement Form S-4, filed on January 27, 1997 (Registration No. 333-20497).

**
Incorporated herein by reference from the Exhibits on Form 10K, filed on April 2, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE FINANCIAL CORPORATION
Dated: April 27, 2001	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer	April 27, 2001
/s/ ROY L. PAINTER Roy L. Painter	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	April 27, 2001
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Director	April 27, 2001
/s/ MILTON E. JOHNSON Milton E. Johnson	Director	April 27, 2001
/s/ JOHN D. GODDARD John D. Goddard	Director	April 27, 2001
/s/ EDGAR C. KELLER Edgar C. Keller	Director	April 27, 2001
/s/ KENT G. SNYDER Kent G. Snyder	Director	April 27, 2001

QuickLinks

PART IV
SIGNATURES