Form 10-Q
period 2001-03-31
LIFE FINANCIAL CORP
filed 2001-05-14
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-22193

LIFE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0743196 (I.R.S. Employer Identification No.)

10540 MAGNOLIA AVENUE, RIVERSIDE, CALIFORNIA    92505

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,668,436 shares of common stock, par value $0.01 per share, were outstanding as of May 11, 2001.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

For the Quarter Ended March 31, 2001

Item 1. Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$64,020	$7,810
Federal funds sold	570	730

Cash and cash equivalents	64,590	8,540
Securities held under repurchase agreements	—	25,000
Investment securities available for sale	2,964	42,370
Loans receivable, net of allowance for loan losses of $4,818 in 2001 and $5,384 in 2000, respectively	268,312	316,724
Mortgage servicing rights	126	5,652
Accrued interest receivable	2,113	3,187
Foreclosed real estate	3,865	1,683
Premises and equipment	2,656	3,100
Current tax receivable	202	202
Deferred income taxes	1,016	901
Participation contract	4,429	4,429
Other assets	4,425	2,633

TOTAL ASSETS	$354,698	$414,421

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Non-interest bearing	$9,864	$9,858
Interest bearing	306,709	335,235
Borrowings	20,000	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,901	6,808

Total liabilities	340,974	400,521

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 6,668,436 shares issued and outstanding	67	67
Additional paid-in capital	42,575	42,575
Accumulated deficit	(28,918)	(28,912)
Accumulated other comprehensive income	—	170

Total stockholders' equity	13,724	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$354,698	$414,421

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATIONS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

(unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
INTEREST INCOME:
Loans	$6,843	$11,250
Other interest-earning assets	670	511

Total interest income	7,513	11,761

INTEREST EXPENSE:
Interest-bearing deposits	4,891	6,530
Other borrowings	350	586
Subordinated debentures	53	214

Total interest expense	5,294	7,330

NET INTEREST INCOME	2,219	4,431
PROVISION FOR LOAN LOSSES	419	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,800	4,431
NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	816	1,047
Bank and other fee income	183	118
Net gain/(loss) from mortgage banking	348	(1,353)
Net gain on investment securities	544	—
Other income	178	219

Total noninterest income	2,069	31
NONINTEREST EXPENSE:
Compensation and benefits	1,701	3,174
Premises and occupancy	736	1,175
Data processing	209	317
Net loss/(gain) on foreclosed real estate	51	(32)
Other expense	1,174	1,151

Total noninterest expense	3,871	5,785

LOSS BEFORE INCOME TAXES	(2)	(1,323)
INCOME TAX PROVISION (BENEFIT)	4	(549)

NET LOSS	$(6)	$(774)

LOSS PER SHARE:
Basic loss per share	$(0.00)	$(0.12)
Diluted loss per share	$(0.00)	$(0.12)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	6,668,436	6,667,612
Diluted	6,668,436	6,667,612

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(Dollars in thousands)

(UNAUDITED)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	6,668,436	$67	$42,575	$170	$(28,912)		$13,900
Comprehensive loss
Net loss	—	—	—	—	(6)	$(6)	(6)
Reversal of unrealized gains on investments, net of tax of $124	—	—	—	(170)	—	(170)	(170)

Total comprehensive loss	—	—	—	—	—	$(176)	—

Balance at March 31, 2001	6,668,436	$67	$42,575	$—	$(28,918)		$13,724

Accompanying notes are an integral part of these consolidated financial statements

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6)	$(774)
Adjustments to net income
Depreciation and amortization	355	481
Provision for credit losses	419	—
Loss on sale, provision, and write-down of foreclosed real estate	540	36
Gain on sale of loans	(132)	—
Gain on sale of investment securities	(544)	—
Purchase and origination of loans held for sale	—	(206,620)
Proceeds from the sales of loans held for sale	—	205,910
Write-down of loans transferred to held for investment	—	(3,000)
Change in current and deferred income tax receivable	(115)	—
Decrease in accrued expenses and other liabilities	(3,907)	(11,345)
Federal Home Loan Bank stock dividend	(49)	(38)
(Increase) decrease in other assets	(719)	17,759

Net cash (used in) provided by operating activities	(4,158)	2,409

CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans	29,853	28,090
Purchase and origination of loans held for investment	(14,314)	—
Proceeds from sale of loans	29,264	—
Principal payments on securities	—	803
Proceeds from sale of foreclosed real estate	600	694
Purchase of securities	—	(47,318)
Proceeds from sale or maturity of securities	39,830	29,955
Proceeds from sale of mortgage servicing rights	5,508	—
Decrease in securities held under repurchase agreements	25,000	—
Decrease (increase) in premises and equipment	107	(139)

Net cash provided by investing activities	115,848	12,085

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(28,520)	(13,780)
Repayment of other borrowings	(27,120)	(16,873)
Proceeds from FHLB advances	—	2,300
Net proceeds from issuance of common stock	—	50

Net cash used in financing activities	(55,640)	(28,303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	56,210	(12,159)
CASH AND CASH EQUIVALENTS, beginning of period	7,810	17,314

CASH AND CASH EQUIVALENTS, end of period	$64,590	$6,805

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,422	$6,828

Income taxes paid	$—	$—

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment	$—	$139,012

Transfers from loans to foreclosed real estate	$3,322	$481

Accompanying notes are and integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(UNAUDITED)

Note 1—Basis of Presentation

    The consolidated financial statements include the accounts of LIFE Financial Corporation (the "Company") and its subsidiaries, LIFE Bank (formerly Life Savings Bank, Federal Savings Bank), (the "Bank"), Life Financial Insurance Services, Inc. and Life Investment Holdings, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

    Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain amounts reflected in the 2000 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2001.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as ether assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133," that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position.

Note 2—Regulatory Matters

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the Office of Thrift Supervision (the "OTS") which requires that the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS.

    Also, on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS that requires that the Bank, among other things, to achieve a core capital of at least 6.0% and a total risk-based capital of at least 11.0% by March 31, 2001. In calculating these ratios, the Bank must risk weight all loans secured by owner-occupied 1 - 4 family residential property with a loan-to-value (LTV)

ratio of 90% or greater unless the loan has appropriate credit support plus all subprime loans it holds at double the regularly prescribed risk weighting. In March 2001, the Company sold $29 million in subprime loans at a gain of approximately $132,000.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank, among other things, to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001.

    The additional $5.2 million capital contribution has not been raised, however, management of the Company has retained a financial advisor to assist in raising capital and has been actively pursuing investors or potential buyers of the Company. Management is continuing to focus on improving operating efficiency by reducing general and administrative expenses. Management is also evaluating the products and services offered through its branch network.

    The Bank's capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2001
Total Capital (to risk-weighted assets)	$16,045	7.16%	$17,935	8.00%	$24,661	11.00%
Core Capital (to adjusted tangible assets)	17,651	4.95%	14,266	4.00%	21,398	6.00%
Tangible Capital (to tangible assets)	17,651	4.95%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,223	5.90%	8,968	4.00%	N.A.	N.A.
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	9,452	4.00%	N.A.	N.A.

    The March 31, 2001 capital ratios are calculated using double risk weighting for high LTV residential and subprime loans in accordance with the Supervisory Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

    The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2001 and 2000. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

    The Bank operates five full-service branches located in our market area of San Bernardino, Riverside, and Orange Counties, California. The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings and money market accounts as well as certificates of deposit. The Bank originates and purchases conforming and jumbo prime credit quality real estate secured loans through a network of approved mortgage brokers within the state of California. Additionally, the Bank originates residential construction loans on a retail basis in Southern California. The Bank funds its lending activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco. Advances from the FHLB need to be approved by their credit committee and are limited to overnight borrowings.

    The Company's principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loans and investment portfolio and servicing fee income.

FINANCIAL CONDITION

    Total assets of the Company were $354.7 million at March 31, 2001 compared to $414.4 million at December 31, 2000. The $59.7 million decrease in total assets from December 31, 2000 was primarily a result of a $48.4 million decrease in the loan portfolio. During the period ending March 31, 2001, the Company sold $29.0 million in loans resulting in a gain of approximately $132,000. Investments in mortgage-backed securities of $39.5 million were also sold at a gain of approximately $544,000. These decreases were partially offset by an increase of $34.1 million in other interest earning assets.

Investment Securities

    A summary of the Company's securities as of March 31, 2001 and December 31, 2000 is as follows (dollars in thousands):

	March 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Other Securities	$2,964	$—	$—	$2,964

	$2,964	$—	$—	$2,964

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$39,160	$322	$(27)	$39,455
Other Securities	2,915	—	—	2,915

	$42,075	$322	$(27)	$42,370

Loans

    Loans totaled $268.3 million at March 31, 2001 compared to $316.7 million at December 31, 2000, or a decrease of $48.4 million. The decrease is primarily due to loans sold of $29 million resulting in a gain of approximately $132,000. Additionally, the Bank originated $5.2 million in loans during the three months ending March 31, 2001. Together with loan purchases of $5.0 million, total loan production for the three months ending March 31, 2001 was $10.2 million with principal repayments totaling $29.9 million.

    For the three months ending March 31, 2000, the Bank originated $83.3 million in loans. The Bank's loan production total for the three months ending March 31, 2000 was $206.6 million and included $123.3 million of purchased loans. Loan sales totaled $205.9 million for the three months ending March 31, 2000.

    The reduction in loan production is the result of ceasing the origination of loans for sale and of the Bank's stated intent to originate higher credit quality loans and to eliminate subprime originations.

    A summary of the Company's loan originations and sales for the three months ended March 31, 2001 and 2000 are as follows (dollars in thousands):

	For the three months ended
	March 31, 2001	March 31, 2000
Beginning balance, gross	$335,266	$458,556
Loans originated:
One to four family	4,240	65,774
Construction loans	973	14,306
Other loans	—	3,251

Total loans originated	5,213	83,331
Loans purchased	4,988	123,289

Subtotal—Production	10,201	206,620

Total	345,467	665,176
Less:
Principal repayments	29,853	24,478
Sales of loans	29,304	205,910
Transfers to REO	3,322	481

Ending balance, gross	282,988	434,307
Loans in process, loan fees	(9,858)	(21,465)
Allowance for loan losses	(4,818)	(2,749)

Total Loans receivable, net	$268,312	$410,093

Allowance for Loan Losses

    For the three months ended March 31, 2001, the Company made a $419 thousand provision for loan losses compared to no provision during the three months ended March 31, 2000.

    Allowance for loan losses totaled $4.8 million and $5.4 million at March 31, 2001 and December 31, 2000, respectively. The March 31, 2001 allowance for loan losses as a percent of total impaired loans was 20.29%, compared to 19.89% at December 31, 2000. Impaired loans, as a percent of gross loans was 8.39% at March 31, 2001, compared to 8.07% at December 31, 2000.

    The Company's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends. Given the composition of the Company's loan portfolio, the $4.8 million allowance for loan losses was considered adequate to cover losses inherent in the Company's loan portfolio at March 31, 2001. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

    The table below summarizes the activity of the Company's allowance for loan losses for the three months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,
	2001	2000
Balance, beginning of period	$5,384	$2,749
Provision for loan losses	419	—
Recoveries	29	—
Charge-offs	(1,014)	—

Net charge-offs	(985)	—

Balance, end of period	$4,818	$2,749

COMPOSITION OF IMPAIRED ASSETS

    The table below summarizes the Company's composition of impaired assets as of the dates indicated:

	At March 31, 2001	At December 31, 2000
Impaired loans(1):
One to four family	$20,172	$24,764
Multi-family	5	67
Construction	3,143	2,184
Commercial	410	—
Other loans	19	55

Total impaired loans	23,749	27,070
REO	3,724	1,683

Total impaired assets	$27,473	$28,753

Allowance for loan losses as a percent of Gross loans held for investment	1.70%	1.61%
Allowance for loan losses as a percent of Total impaired loans	20.29%	19.89%
Impaired loans as a Percent of gross loans receivable	8.39%	8.07%
Impaired assets as a Percent of total assets	7.75%	6.94%

(1)
Impaired loans consisted of all loans 90 days past due. Also included are foreclosures in process less than 90 days of $1.4 million and $4.5 million at March 31, 2001 and December 31, 2000, respectively.

Participation Contract

    The Bank continues to carry the Participation Contract at $4.4 million, which was the value presented in the December 31, 2000 financial statement. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved. Additionally, the Bank is not accreting the discount, at this time, due to the significant uncertainty surrounding the asset.

Mortgage Servicing Rights

    The activity for the Company's mortgage servicing rights was as follows (dollars in thousands):

Three Months Ended March 31, 2001
Mortgage Servicing Rights:
Balance at December 31, 2000	$5,817
Additions	—
Servicing rights sold	(5,673)
Scheduled amortization	(18)

Balance before valuation reserve at March 31, 2001	126

Reserve for Impairment of Mortgage Servicing Rights:
Balance at December 31, 2000	(165)
Reductions due to sale	165

Balance at March 31, 2001	—

Mortgage Servicing Rights, net	$126

Liabilities and Stockholders' Equity

    Total liabilities of the Company decreased from $400.5 million at December 31, 2000 to $341.0 million at March 31, 2001. The decrease was primarily from decreases in deposits and reduced borrowing requirements.

    Total Bank deposits at March 31, 2001 was $316.6 million, compared to $345.1 million at December 31, 2000. The 8.26% decrease in deposits from December 31, 2000 is primarily due to decreases in certificates of deposit. The Bank's strategy continues to focus more heavily on increasing retail deposits through the growth of both local consumer and business accounts to reduce reliance on brokered deposits and other borrowings. Previously the Company utilized brokered deposits, but according to the OTS' Prompt Corrective Action guidelines for undercapitalized institutions, the Bank cannot renew existing brokered deposits. At March 31, 2001, the Bank had $35.6 million in brokered deposits remaining. By the end of May 2001, all brokered deposits will have matured and the accounts closed. The Bank has sufficient liquidity to manage the elimination of broker deposits.

    Other borrowings as of March 1, 2001 was $20.0 million compared to $47.1 million at December 31, 2000. The $27.1 million decrease is due to reduced borrowing requirements with the decrease in loans.

RESULTS OF OPERATIONS

    Results for the quarter ended March 31, 2001 are compared to the quarter ended March 31, 2000 below.

Highlights for the three months ended March 31, 2001 and 2000:

    The Company reported a net loss of $6,000 for the quarter ended March 31, 2001, or $0.00 loss per share, compared with net loss of $774,000, or $0.12 per share for the quarter ended March 31, 2000.

    During the first quarter ended March 31, 2001, the Company sold all its investments in mortgage-backed securities at a gain of approximately $544,000, sold $5 million of servicing rights for a gain of approximately $170,000 and also sold $29 million in subprime loans at a gain of approximately $132,000. The decrease in noninterest expense is consistent with the reduction in the scale of operations and is a result of conscious efforts by management to gain efficiencies.

    The loss of $774,000 for the quarter ended March 31, 2000 included a $506,500 mark-to-market adjustment related to the repurchase of first trust mortgages from loan sales completed in early 1999 and other charges related to the consolidation of the Bank's mortgage banking operations and corporate downsizing. Additionally, the loss included a $1.6 million loss on mortgage banking related to a loan sale yield enhancement derivative.

Net Interest Income:

    The Company's net interest income before provision for credit losses decreased 46.3% to $2.2 million during the three months ended March 31, 2001, compared to $4.1 million for the three months ended March 31, 2000. The decline is primarily due to the decrease in loans outstanding and loan yield. Average loans for the three months ending March 31, 2001 decreased $159 million from the same prior year period. Additionally, the average loan yield was 72 basis points lower during the three months ended March 31, 2001 as compared to the same period in 2000.

    For the three months ending March 31, 2001, the Company's net interest margin was 2.52% as compared to a net interest margin of 3.33% during the same period in 2000. The change in the Company's net interest margin was caused by the above mentioned loan yield decrease plus an increase in the cost of funds for interest bearing deposits of 45 basis points from the same prior year period. Average interest bearing deposits cost was 6.38% at March 31, 2001 and 5.93% for March 31, 2000.

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months period ended March 31, 2001 and 2000.

    The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
(Dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
	(unaudited)			(unaudited)
Assets
Interest-earning assets:
Cash and cash equivalents	$1,131	$44	15.56%	$611	$43	28.15%
Federal funds sold	15,959	212	5.31%	5,375	72	5.36%
Participation contract	4,428	—	—	—	—	—
Investment securities, net	26,162	414	6.33%	27,569	396	5.75%
Loans receivable, net	304,239	6,843	9.00%	463,189	11,250	9.72%

Total interest-earning assets	351,919	7,513	8.54%	496,744	11,761	9.47%
Non-interest-earning assets	29,356			64,519

Total assets	$381,275			$561,263

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$27,963	109	1.56%	$32,586	$175	2.15%
Certificate accounts	299,807	4,782	6.38%	428,906	6,355	5.93%

Total interest-bearing deposits	327,770	4,891	5.97%	461,492	6,530	5.66%
Other borrowings	22,835	350	6.13%	36,095	747	8.28%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%

Total interest-bearing liabilities	352,105	5,294	6.01%	499,087	7,330	5.87%

Non-interest-bearing liabilities	11,070			26,221

Total liabilities	363,175			525,308
Equity	18,100			35,955

Total liabilities and equity	$381,275			$561,263

Net interest income		$2,219			$4,431

Net interest rate spread			2.53%			3.60%
Net interest margin			2.52%			3.57%
Ratio of interest-earning assets To interest-bearing liabilities			99.95%			99.53%

Noninterest Income (loss)

    Noninterest income was $2.1 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. This increase in noninterest income is primarily due to the loss from mortgage banking on a loan sale yield enhancement derivative of $1.6 million incurred in the three months ended March 31, 2000. This was partially offset by reduced loan servicing and mortgage banking fee income in the three months ended March 31, 2001 due to the restructuring of the Company.

Noninterest Expense

    Noninterest expense was $3.9 million for the three months ended March 31, 2001, which was $2.7 million lower than the same period in 2000. The 41.0% decrease is primarily a result of reduced compensation expense of $1.6 million related to reduction in personnel, and a $487 thousand decrease in premises and occupancy related to the closure of a branch in the last quarter of 2000 and the closure of its mortgage banking offices during 2000.

LIQUIDITY

    The Company's primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were 11.68% and 4.88% for the quarters ended March 31, 2001 and 2000, respectively. The Bank had $18.9 million in deposits maturing within one month as of March 31, 2001, which represents 6.53% of certificate accounts. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to maintain sufficient liquidity.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was ($4.2) million for the three months ended March 31, 2001, compared to $2.4 million for the three months ended March 31, 2000. Net cash provided by investing activities was $116.0 million and $13.7 million for the three months ended March 31, 2001 and 2000, respectively. Cash provided by investing activities during the three months ended March 31, 2001 was a result of the sale of investments in mortgage-backed securities of $39.8 million, sale of subprime loans of $29.3 million and the decrease in securities held under repurchase agreements of $25 million. Principal collections on loans of $28.1 million offset partially by the net increase in securities of $17.4 million were the primary components of cash provided by investing activities for the three months ended March 31, 2000. Net cash used in financing activities were $55.6 million and $28.3 million for the three months ended March 31, 2001 and 2000, respectively. This was primarily due to decreased deposit accounts and Federal Home Loan Bank advances.

    The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At March 31, 2001, cash and short-term investments totaled $67.6 million. The Company has other sources of liquidity if a need for additional funds arises including the utilization of a line of credit at the Federal Home Loan Bank (FHLB) which is limited to overnight advances with new borrowings requiring FHLB credit committee approval. Advances outstanding as of March 31, 2001 consisted of $20.0 million at the FHLB.

CAPITAL RESOURCES

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

    Under the Supervisory Agreement, dated September 25, 2000, between the Bank and the OTS, the OTS is requiring the Bank to achieve a minimum individual core capital ratio of 6% and a minimum individual risked-based capital ratio of 11%. In calculating these ratios, the Bank is required to double risk weight all subprime loans and all loans secured by owner-occupied 1 - 4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support. Appropriate credit support may include mortgage insurance, government guarantee, or readily marketable collateral that reduces the LTV ratio below 90%.

    The following table reflects the Bank's capital ratios based on ending assets at March 31, 2001 and the related OTS requirements for adequately capitalized:

Dollars in Thousands

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2001
Total Capital (to risk-weighted assets)	$16,045	7.16%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,651	4.95%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,651	4.95%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,223	5.90%	9,452	4.00%	N.A.	N.A.
  a)
  As of March 31, 2001, the Bank did not meet the capital ratios required to be considered adequately capitalized.

  b)
  The percentages and ratios to be "well-capitalized" under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

    As of March 31, 2001, the Bank had outstanding commitments to originate or purchase mortgage loans of $5.4 million compared to $1.4 million as of December 31, 2000. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of March 31, 2001 compared to the period ended December 31, 2000 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2000 included in the Company's Annual Report on Form 10K.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

    There have been no material developments in the legal proceedings as previously report in the Company's Annual Form 10-K.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

      Exhibits

    (a)
    Reports on Form 8K

        Current Report on Form 8-K dated 01/03/01 and filed 01/04/01.
        Current Report on Form 8-K dated 03/06/01 and filed 03/07/01.
        Current Report on Form 8-K dated 03/22/01 and filed 03/23/01.
        Current Report on Form 8-K dated 03/27/01 and filed 03/28/01.
        Current Report on Form 8-K dated 04/12/01 and filed 04/13/01.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE FINANCIAL CORPORATION
May 14, 2001 Date	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer (principal executive officer)
May 14, 2001 Date		/s/ ROY L. PAINTER Roy L. Painter Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

INDEX
  Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES