Form 10-Q
period 2001-06-30
LIFE FINANCIAL CORP
filed 2001-08-20
CIK 1028918

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number 0-22193

LIFE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10540 MAGNOLIA AVENUE, RIVERSIDE, CALIFORNIA	92505

(909) 637 - 4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             ☒  Yes          ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of July 2, 2001.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2001

Item 1.  Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2001 (Unaudited)	December 31, 2000

ASSETS
Cash and due from banks	$23,736	$7,810
Federal funds sold	850	730

Cash and cash equivalents	24,586	8,540

Securities held under repurchase agreements	--	25,000
Investment securities available for sale	36,017	42,370
Loans held for investment, net of allowance for loan losses of $4,143 in 2001 and $5,384 in 2000, respectively	226,310	316,724
Loans held for sale	8,353	--
Mortgage servicing rights	117	5,652
Accrued interest receivable	1,939	3,187
Foreclosed real estate	4,519	1,683
Premises and equipment	2,358	3,100
Current tax receivable	--	202
Deferred income taxes	1,063	901
Participation contract	4,429	4,429
Other assets	3,544	2,633

TOTAL ASSETS	$313,235	$414,421

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$8,458	$9,858
Interest bearing	268,145	335,235
Borrowings	20,000	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,724	6,808

Total liabilities	300,827	400,521

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 5,000,000 shares authorized; 1,333,572 shares issued and outstanding	13	13
Additional paid-in capital	42,629	42,629
Accumulated deficit	(30,169)	(28,912)
Accumulated other comprehensive income	(65)	170

Total stockholders’ equity	12,408	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$313,235	$414,421

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

INTEREST INCOME:
Loans	$5,760	$10,990	$12,604	$21,939
Other interest-earning assets	710	966	1,379	1,477

Total interest income	6,470	11,956	13,983	23,416

INTEREST EXPENSE:
Interest-bearing deposits	4,178	6,665	9,069	13,195
Other borrowings	295	1,011	646	1,759
Subordinated debentures	53	53	105	105

Total interest expense	4,526	7,729	9,820	15,059

NET INTEREST INCOME	1,944	4,227	4,163	8,357

PROVISION FOR LOAN LOSSES	154	—	572	--

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,790	4,227	3,591	8,357

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	422	1,418	1,238	3,540
Bank and other fee income	163	145	346	263
Net gain (loss) from Loan Sales	(589)	1,263	(241)	(90)
Net gain on investment securities	—	148	544	166
Other income	351	(143)	528	58

Total noninterest income	347	2,831	2,415	3,937

NONINTEREST EXPENSE:
Compensation and benefits	1,242	3,191	2,943	6,492
Premises and occupancy	604	1,077	1,339	2,299
Data processing	203	333	412	650
Net loss/(gain) on foreclosed real estate	90	95	142	63
Other expense	1,253	2,132	2,427	3,883

Total noninterest expense	3,392	6,828	7,263	13,387

INCOME BEFORE INCOME TAXES	(1,255)	230	(1,257)	(1,093)
PROVISION FOR INCOME TAXES	(4)	105	—	(444)

NET INCOME (LOSS)	$(1,251)	$125	$(1,257)	$(649)

LOSS PER SHARE:
Basic earnings (loss) per share	$(.94)	$.09	$(.94)	$(0.49)
Diluted loss per share	$(.94)	$.09	$(.94)	$(0.49)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,649	1,333,687	1,333,668	1,333,605
Diluted	1,333,649	1,333,956	1,333,668	1,333,605

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Dollars in thousands)
(UNAUDITED)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Compre- hensive (Loss) Income	Total Stockholders’ Equity
	Common Stock

	Shares	Amount

Balance at December 31, 2000	1,333,687	$13	$42,629	$170	$(28,912)		$13,900
Comprehensive loss
Net loss	--	--	—	--	(1,257)	$(1,257)	(1,257)
Reversal of unrealized gains on investments, net of tax of $	--	--	--	(235)	--	(235)	(235)

Total comprehensive loss	--	--	--	--	--	$(1,492)	--

Common Stock Repurchase	(115)	--	--	--	--		--

Balance at June 30, 2001	1,333,572	$13	$42,629	$(65)	$(30,169)		$12,408

Accompanying notes are an integral part of these consolidated financial statements

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,257)	$(649)
Adjustments to net income
Depreciation and amortization	671	2,164
Provision for credit losses	572	—
Loss on sale, provision, and write-down of foreclosed real estate	961	149
Gain on sale of loans	(132)	--
Gain on sale of investment securities	(544)	(843)
Purchase and origination of loans held for sale	--	(369,139)
Proceeds from the sales of loans held for sale	--	345,800
Write-down of loans transferred to held for investment	466	(3,000)
Change in current and deferred income tax receivable	40	14,830
Decrease in accrued expenses and other liabilities	(4,084)	(14,886)
Federal Home Loan Bank stock dividend	(113)	(57)
(Increase) decrease in other assets	338	4,697

Net cash (used in) provided by operating activities	(3,082)	(20,934)

CASH FLOW FROM INVESTING ACTIVITIES
Principal payments on loans	62,076	45,426
Purchase and origination of loans held for investment	(17,484)	--
Proceeds from sale of loans	30,716	--
Principal payments on securities	--	33,087
Proceeds from sale of foreclosed real estate	2,049	1,067
Purchase of securities	(33,055)	(55,771)
Proceeds from sale or maturity of securities	39,830	150
Proceeds from sale of mortgage servicing rights	5,508	--
Decrease in securities held under repurchase agreements	25,000	--
Decrease (increase) in premises and equipment	98	(292)

Net cash provided by investing activities	114,738	23,667

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(68,490)	(16,746)
Repayment of other borrowings	(27,120)	(17,873)
Proceeds from FHLB advances	--	40,400
Net proceeds from issuance of common stock	--	50

Net cash used in financing activities	(95,610)	5,831

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,046	8,564

CASH AND CASH EQUIVALENTS, beginning of period	8,540	20,315

CASH AND CASH EQUIVALENTS, end of period	$24,586	$28,879

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$9,898	$14,725

Income taxes paid	$—	$73

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment	$(9,251)	$139,012

Transfers from loans to foreclosed real estate	$5,846	$769

Accompanying notes are and integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

Note 1 - Basis of Presentation

             The consolidated financial statements include the accounts of LIFE Financial Corporation (the “Company”) and its subsidiaries, LIFE Bank (formerly Life Savings Bank, Federal Savings Bank), (the “Bank”), Life Financial Insurance Services, Inc. and Life Investment Holdings, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

             In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000.  Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

             Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             Certain amounts reflected in the 2000 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2001.

             In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.   It requires that an entity recognize all derivatives as ether assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. In May 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133,”  that amends SFAS No. 133 and defers the effective date to fiscal years beginning after June 15, 2000.  The adoption of SFAS No. 133 did not have a material impact on the Company’s results of operations or financial position.

Note 2 – Regulatory Matters

             On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the “Order”) by the Office of Thrift Supervision (the “OTS”) which requires that the Company, among other things, contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS.

             Also, on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS that requires the Bank, among other things, to achieve a core capital of at least 6.0% and a total risk-based capital of at least 11.0% by March 31, 2001.  In calculating these ratios, the Bank must double risk weight the amount of all loans, in excess of capital, that are secured by owner-occupied 1 - 4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support. Additionally, the Bank must risk weight all subprime loans it holds at double the regularly prescribed risk weighting.

             In March 2001, the OTS issued a Prompt Corrective Action Directive (the “PCA Directive”) requiring the Bank, among other things, to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001.

             The additional $5.2 million capital contribution has not been raised. However, in July, the Company entered into an agreement to issue $15,000,000 in notes and warrants to purchase 1,166,400 shares.  The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank, and settle other obligations.  The closing of the transaction is expected to take place during the third quarter of 2001. At that time, all the stipulations of the PCA Directive, Order to Cease and Desist, and Supervisory Agreement will be met.

             The OTS has issued a letter of non-objection to the Note and Warrant Purchase Agreement except for a requirement in the agreement that requires the OTS to assign to the Bank a composite rating of no higher than ``3'' and provided that certain conditions are met. The conditions include the analysis and final approval of an He(1) application to be filed by the investor and any individuals required to join in the application.  The outstanding shares for three and six months ending June 30, 2000 have been adjusted for the 1:5 reverse stock split approved by the shareholders at the June 7, 2001 Annual Meeting of Stockholders.

             A special meeting of shareholders is scheduled for September 27, 2001 to vote on the proposals related to the agreement.  Shareholders of record on August 1, 2001 will have the right to vote on the proposals.

             The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2001

Total Capital (to risk-weighted assets)	$19,124	6.94%	$22,053	8.00%	$30,322	11.00%
Core Capital (to adjusted tangible assets)	16,648	5.28%	12,616	4.00%	18,924	6.00%
Tangible Capital (to tangible assets)	16,648	5.28%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	19,124	6.04%	11,026	4.00%	N.A.	N.A.

At December 31, 2000

Total Capital (to risk-weighted assets)	$16,518	6.99%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	9,452	4.00%	N.A.	N.A.

             The June 30, 2001 capital ratios are calculated using double risk weighting for certain high loan to value residential and subprime loans in accordance with the Supervisory Agreement.

Note 3 – Earnings (Loss) Per Share

             The table below sets forth the Company’s earnings (loss) per share calculations for the three and six months ended June 30, 2001 and 2000.

             Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options by the weighted-average number of common shares outstanding for the period.

Earnings (loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,

	2001			2000

	Net Loss	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net Earnings (Loss)	$(1,251)			$125

Basic EPS Earnings (Loss) Available to common Stockholders	$(1,251)	1,333,649	$(0.94)	$125	1,333,687	$0.09
Effect of Dilutive Stock Options	--	--		--	--

Diluted EPS Earnings (Loss) Available to common stock- holders plus assumed conversions	$(1,251)	1,333,649	$(0.94)	$125	1,333,956	$0.09

	For the Six Months Ended June 30,

	2001			2000

	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$(1,257)			$(649)

Basic EPS Earnings (Loss) Available to common
Stockholders	$(1,257)	1,333,668	$(0.94)	$(649)	1,333,605	$(0.49)
Effect of Dilutive Stock Options	--	--		--	--

Diluted EPS Earnings (Loss) Available to common stock- holders plus assumed conversions	$(1,257)	1,333,668	$(0.94)	$(649)	1,333,605	$(0.49)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

             The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the six and three months ended June 30, 2001 and 2000.  The discussion should be read in conjunction with the Company’s Management’s Discussion and Analysis included in both the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the 2000 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

             The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) Changes in the performance of the financial markets,  (2) Changes in the demand for and market acceptance of the Company’s products and services,  (3) Changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4) the effect of the Company’s policies,  (5) the continued availability of adequate funding sources,  (6)  actual prepayment rates and credit losses as compared to prepayment rates and credit losses assumed by the Company for purposes of its valuation of mortgage derivative securities (the “participation contract”),  (7)  the effect of changes in market interest rates on the spread between the coupon rate and the pass through rate and on the discount rate assumed by the Company in its valuation of its participation contract, and (8)  various legal, regulatory and litigation risks.

GENERAL

             The Company, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Company’s principal operating subsidiary. The Company’s primary business is community retail banking and real estate lending.

             The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) and the FDIC. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System (“FRB”) concerning reserves required to be maintained against deposits and certain other matters.

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

             The Company’s principal sources of income are the net spread between interest earned and the interest costs associated with deposits and other borrowings used to finance its loans and investment portfolio.

FINANCIAL CONDITION

             Total assets of the Company were $313.2 million at June 30, 2001 compared to $414.4 million at December 31, 2000.  The $101.2 million decrease in total assets from December 31, 2000 was primarily a result of a $82.0 million decrease in the loan portfolio.

Investment Securities

             A summary of the Company’s securities as of June 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

	June 30, 2001

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value

Securities Available for Sale:
Mortgage-Backed Securities	$11,011	$—	$(45)	$10,966
Mutual Funds	22,088	—	(64)	22,024
Other Securities	3,027	—	—	3,027

	$36,126	$—	$(109)	$36,017

	December 31, 2000

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value

Securities Available for Sale:
Mortgage-Backed Securities	$39,160	$322	$(27)	$39,455
Other Securities	2,915	--	--	2,915

	$42,075	$322	$(27)	$42,370

Loans

             Loans totaled $234.7 million at June 30, 2001 compared to $316.7 million at December 31, 2000, or a decrease of $82.0 million.  The decrease includes loans sold of $29.3 million resulting in a gain of approximately $132,000.  Additionally, the Bank originated $5.5 million in loans during the six months ending June 30, 2001.  Together with loan purchases of $5.0 million, total loan production for the six months ending June 30, 2001 was $10.5 million with principal repayments totaling $62.1 million.

             For the six months ending June 30, 2000, the Bank originated $152.9 million in loans.  The Bank’s loan production total for the six months ending June 30, 2000 was $369.1 million and included $216.2 million of purchased loans.  Loan sales totaled $344.1 million for the six months ending June 30, 2000.

             The reduction in loan production is the result of ceasing the origination of loans for sale and of the Bank’s stated intent to originate higher credit quality loans and to eliminate subprime originations.  The reduction in loans and in new loan production was partially the result of managements efforts to comply with the Prompt Corrective Action Directive issued by the Office of Thrift Supervision on March 23, 2001.

             A summary of the Company’s loan originations and sales for the six months ended June 30, 2001 and 2000 are as follows (dollars in thousands):

	For the Six Months ended

	June 30, 2001	June 30, 2000

Beginning balance, gross	$335,266	$458,556
Loans originated:
One to four family	4,522	129,889
Construction loans	--	17,021
Other loans	1,003	6,034

Total loans originated	5,525	152,944
Loans purchased	4,988	216,195

Subtotal – Production	10,513	369,139

Total	345,779	827,695
Less:
Principal repayments	62,076	49,659
Charge-offs	1,813	(116)
Sales of loans	29,343	344,063
Transfers to REO	5,846	768

Ending balance, gross	246,701	433,321

Loans in process, loan fees	(7,895)	(16,139)
Allowance for loan losses	(4,143)	(2,710)

Total Loans receivable, net	234,663	414,472
Less: Loans held for sale	8,353	177,620

Loans held for investment	$226,310	$236,852

Allowance for Loan Losses

             For the six months ended June 30, 2001, the Company made a $572 thousand provision for loan losses compared to no provision during the six months ended June 30, 2000.

             Allowance for loan losses totaled $4.1 million and $5.4 million at June 30, 2001 and December 31, 2000, respectively.  The June 30, 2001 allowance for loan losses as a percent of total impaired loans was 23.74%, compared to 20.18% at December 31, 2000.  Impaired loans, as a percent of gross loans was 7.08% at June 30, 2001, compared to 7.96% at December 31, 2000.

             The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends.  Given the composition of the Company’s loan portfolio, the $4.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2001. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.   In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

             The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2001 and 2000 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Balance, beginning of period	$4,818	$2,749	$5,384	$2,749
Provision for loan losses	154	--	572	--
Recoveries	150	--	179	--
Charge-offs	(979)	(39)	(1,992)	(39)

Net charge-offs	(829)	(39)	(1,813)	(39)

Balance, end of period	$4,143	$2,710	$4,143	$2,710

COMPOSITION OF IMPAIRED ASSETS

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At June 30, 2001	At December 31, 2000

Impaired loans (1):
One to four family	$16,912	$24,764
Multi-family	--	67
Construction	2,184	2,184
Commercial	--	--
Other loans	26	55
Specific Allowance	(1,667)	(386)

Total impaired loans	17,455	26,684
REO	4,519	1,683

Total impaired assets	$21,974	$28,367

Allowance for loan losses as a percent of gross loans held for investment	1.83%	1.61%

Allowance for loan losses as a percent of total impaired loans	23.74%	20.18%

Impaired loans as a percent of gross loans receivable	7.08%	7.96%

Impaired assets as a percent of total assets	7.02%	6.84%

(1)	Impaired loans consisted of all loans 90 days past due. Also included are foreclosures in process less than 90 days of $1.2 million and $4.5 million at June 30, 2001 and December 31, 2000, respectively.

Participation Contract

             The Bank continues to carry the Participation Contract at $4.4 million, which was the value presented in the December 31, 2000 financial statement. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which the Bank believes is commensurate with the risks involved. Additionally, the Bank is not accreting the discount, at this time, due to the significant uncertainty surrounding the asset.

Liabilities and Stockholders’ Equity

             Total liabilities of the Company decreased from $400.5 million at December 31, 2000 to $300.8 million at June 30, 2001.  The decrease was primarily from decreases in deposits and reduced borrowing requirements.

             Total Bank deposits at June 30, 2001 was $276.6 million, compared to $345.1 million at December 31, 2000.  The 19.85% decrease in deposits from December 31, 2000 is primarily due to decreases in wholesale and brokered deposits.   The Bank’s strategy continues to focus more heavily on increasing retail deposits through the growth of both local consumer and business accounts to reduce reliance on other borrowings. Previously the Company utilized brokered deposits, but according to the OTS’ Prompt Corrective Action guidelines for undercapitalized institutions, the Bank cannot renew existing brokered deposits.  At June 30, 2001, all brokered deposits have matured and the accounts have been closed.

             Other borrowings as of June 30, 2001 was $20.0 million compared to $47.1 million at December 31, 2000. The $27.1 million decrease is due to reduced borrowing requirements with the decrease in loans.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended June 30, 2001 are compared to the quarter and year-to-date ended June 30, 2000 below.

Highlights for the three and six months ended June 30, 2001 and 2000:

             The Company reported a net loss of $1.3 million for the quarter ended June 30, 2001, or $0.94 loss per share, compared with net gain of $125,000, or $0.09 per share for the quarter ended June 30, 2000.  Net loss year-to-date for 2001 is $1.3 million, or $0.94 loss per share, compared to net loss of $649,000, or $0.49 per share, for the six months ended June 30, 2000.

             The loss of $1.3 million for the quarter ended June 30, 2001 included a $634,000 mark-to-market adjustment related to the reclassification of non-performing loans to loans held for sale. For the six months ended June 30, 2001 the loss of $1.3 million included one-time gains of  $544,000 from the sale of mortgage backed securities, $102,000 from the sale of servicing rights, and $132,000 from the sale of subprime loans.

             For the three and six months ended June 30, 2001, the Company’s noninterest expense decreased in comparison to the three and six months ended June 30, 2000, by $3.4 million and $6.1 million, respectively. The decrease in noninterest expense is consistent with the reduction in the scale of operations and is a result of conscious efforts by management to gain efficiencies.

Net Interest Income:

             The Company’s net interest income before provision for credit losses decreased 54.0% to $1.9 million during the three months ended June 30, 2001, compared to $4.2 million for the three months ended June 30, 2000.  Additionally, net interest income for the six months ended June 30, 2001 decreased $4.2 million from June 30, 2000. The decline is primarily due to the decrease in loans outstanding and loan yield.  Average loans for the six months ending June 30, 2001 decreased $180.5 million from the same prior year period. Additionally, the average loan yield was 50 basis points lower during the six months ended June 30, 2001 as compared to the same period in 2000.

             For the three months ending June 30, 2001, the Company’s net interest margin was 2.52% as compared to a net interest margin of 3.29% during the same period in 2000.  The change in the Company's net interest margin was primarily due to the above mentioned loan yield decrease.  Average interest bearing deposits cost was 5.73% at June 30, 2001 as compared to 5.82% for June 30, 2000.  For the six months ending June 30, 2001, the Company’s net interest margin was 2.54% as compared to a net interest margin of 3.31% during the same period in 2000.

             The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months period ended June 30, 2001 and 2000.

             The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

(Dollars in thousands)	(unaudited)			(unaudited)

	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost

Assets
Interest-earning assets:
Cash and cash equivalents	$45,798	$546	4.77%	$995	$49	19.70%
Federal funds sold	222	2	3.60%	4,587	70	6.10%
Investment securities, net	10,802	162	6.00%	54,081	847	6.26%
Loans receivable, net	252,187	5,760	9.14%	453,933	10,990	9.68%

Total interest-earning assets	309,009	6,470	8.38%	513,596	11,956	9.31%

Non-interest-earning assets	23,100			55,122

Total assets	$332,109			$568,718

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$26,372	103	1.56%	$32,558	$178	2.19%
Certificate accounts	265,259	4,075	6.14%	425,557	6,487	6.10%

Total interest-bearing deposits	291,631	4,178	5.73%	458,115	6,665	5.82%

Other borrowings	20,000	295	5.90%	55,873	1,011	7.24%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.01%

Total interest-bearing liabilities	313,131	4,526	5.78%	515,488	7,729	6.00%

Non-interest-bearing liabilities	3,312			18,523

Total liabilities	316,443			534,011

Equity	15,666			34,707

Total liabilities and equity	$332,109			$568,718

Net interest income		$1,944			$4,227

Net interest rate spread			2.60%			3.31%

Net interest margin			2.52%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			98.69%			99.63%

             The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the six months period ended June 30, 2001 and 2000.

             The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

(Dollars in thousands)	(unaudited)			(unaudited)

	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost

Assets
Interest-earning assets:
Cash and cash equivalents	$31,175	$792	5.09%	$803	$93	23.08%
Federal funds sold	460	11	4,96%	4,981	142	5.70%
Investment securities, net	18,440	576	6.25%	40,825	1,242	6.09%
Loans receivable, net	278,069	12,604	9.07%	458,561	21,939	9.57%

Total interest-earning assets	328,144	13,983	8.52%	505,170	23,416	9.27%

Non-interest-earning assets	28,412			59,821

Total assets	$356,556			$564,991

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$27,043	211	1.56%	$32,573	$353	2.17%
Certificate accounts	282,558	8,858	6.27%	427,231	12,842	6.01%

Total interest-bearing deposits	309,601	9,069	5.86%	459,804	13,195	5.74%

Other borrowings	21,410	646	6.03%	45,985	1,759	7.65%
Subordinated debentures	1,500	105	14.01%	1,500	105	14.01%

Total interest-bearing liabilities	332,511	9,820	5.91%	507,289	15,059	5.94%

Non-interest-bearing liabilities	7,169			22,372

Total liabilities	339,680			529,661

Equity	16,876			35,330

Total liabilities and equity	$356,556			$564,991

Net interest income		$4,163			$8,357
Net interest rate spread			2.61%			3.33%

Net interest margin			2.54%			3.31%

Ratio of interest-earning assets To interest-bearing liabilities			98.69%			99.58%

Noninterest Income (loss)

             Noninterest income was $347,000 and $2.4 million for the three and six months ended June 30, 2001 compared to $2.8 million and $3.9 million for the three and six months ended June 30, 2000 respectively.  This decrease in noninterest income is primarily due to reduced loan servicing and mortgage banking fee income in the six months ended June 30, 2001 due to the restructuring of the Company.

Noninterest Expense

             Noninterest expense was $3.4 million for the three months ended June 30, 2001, which was $3.4 million lower than the same period in 2000.  The 50.0% decrease is primarily a result of reduced compensation expense of $1.9 million related to reduction in personnel, and a $473 thousand decrease in premises and occupancy related to the closure of the mortgage banking offices and a retail branch location during 2000.  Noninterest expense for the six months ended June 30, 2001 was $7.3 million compared to $13.4 million for the six months ended June 30, 2000.

LIQUIDITY

             The Company’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 15.50% and 5.69% for the quarters ended June 30, 2001 and 2000, respectively.

             The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows (used in) provided by operating activities was ($3.1) million for the six months ended June 30, 2001, compared to ($20.9) million for the six months ended June 30, 2000.  Net cash provided by investing activities was $114.7 million and $23.7 million for the six months ended June 30, 2001 and 2000, respectively.  Cash provided by investing activities during the six months ended June 30, 2001 was a result of principal collections on loans of $62.1 million, sale of subprime loans of $30.7 million and the decrease in securities held under repurchase agreements of $25 million. Principal collections on loans of $45.4 million offset partially by the net increase in securities of $22.5 million were the primary components of cash provided by investing activities for the six months ended June 30, 2000. Net cash used in financing activities were ($95.6) million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively.  This was primarily due to decreased deposit accounts and Federal Home Loan Bank advances.

             The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2001, cash and short-term investments totaled $60.6 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of a line of credit at the Federal Home Loan Bank (FHLB) which is limited to overnight advances with new borrowings requiring FHLB credit committee approval.  FHLB advances outstanding as of June 30, 2001 totaled $20.0 million.

CAPITAL RESOURCES

             The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio and an 8.0% risk-based capital ratio.  The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed “undercapitalized.”  In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from “well capitalized” to “critically undercapitalized.”

             Under the Supervisory Agreement, dated September 25, 2000, between the Bank and the OTS, the OTS is requiring the Bank to achieve a minimum individual core capital ratio of 6% and a minimum individual risked-based capital ratio of 11%.  In calculating these ratios, the bank must double risk weight the amount of all loans, in excess of capital, that are secured by owner-occupied 1-4 family residential property with a loan-to-value (LTV) of 90% or greater unless the loan has appropriate credit support.  Additionally, the Bank must risk weight all subprime loans it holds at double the regularly prescribed risk-weighting.

             The following table reflects the Bank’s capital ratios based on ending assets at June 30, 2001 and the related OTS requirements to be adequately capitalized:

Dollars in Thousands

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
At June 30, 2001

Total Capital (to risk-weighted assets)	$19,124	6.94%	$22,053	8.00%	$30,322	11.00%
Core Capital (to adjusted tangible assets)	$16,648	5.28%	12,616	4.00%	18,924	6.00%
Tangible Capital (to tangible assets)	$16,648	5.28%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	$19,124	6.04%	11,026	4.00%	N.A.	N.A.

a)	As of June 30, 2001, the Bank did not meet the capital ratios required to be considered adequately capitalized.
b)	The percentages and ratios to be “well-capitalized” under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

             As of June 30, 2001, the Bank had outstanding commitments to originate or purchase mortgage loans of $9.6 million compared to $1.4 million as of December 31, 2000.  Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2001 compared to the period ended December 31, 2000 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

             The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

             Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company.

Item 4.  Subsequent Events

             On July 02, 2001 the Company received notification from NASDAQ that its application to transfer to the NASDAQ SmallCap Market was approved and that the hearing before the NASDAQ Listing Qualification Panel will be closed.

             On July 12, 2001 the Company entered into an agreement to issue $15,000,000 in notes and warrants to purchase 1,166,400 shares, which, if exercised would represent 47% of the Company’s common stock.  The Note and Warrant Purchase Agreement and related documents are subject to shareholder, regulatory and other approvals.  The agreement also provides for certain conditions and covenants that must be met before the closing of the transaction.  In addition to the various approval requirements, the conditions include but are not limited to satisfactory results of the regulatory examination, resolution of supervisory directives, agreements and orders, expansion of the board from five to seven directors and the agreement gives the investor the right to designate three directors.

             The closing of the transaction is expected to take place during the third quarter of 2001.  The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank and settle other obligations.

             On July 30, 2001, Life Financial received notification from the OTS that it has no objection to the aforementioned Note and Warrant Purchase Agreement except for a requirement in the agreement that requires the OTS to assign to the Bank a composite rating of no higher than ``3'' and provided that certain conditions are met. The conditions include the analysis and final approval of an He(1) application to be filed by the investor and any individuals required to join in the application.

PART II.                        OTHER INFORMATION

Item 1.              Legal Proceedings

                           There were no material legal proceeding developments during the three-month period ended June 30, 2001.

Item 2.              Changes in Securities and Use of Proceeds

                                        None.

Item 3.              Defaults Upon Senior Securities

                                        None.

Item 4.              Submission of Matters to a Vote of Security Holders

             On June 7, 2001, the Company held its Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

             1.          Election of the following directors to terms expiring in 2003 (Mr. Snyder) or 2004 (Messrs. Johnson and Keller):

	Affirmative Votes	Votes Withheld

Milton E. Johnson	6,034,100	254,813
Kent G. Snyder	6,075,146	213,767
Edgar Keller	6,020,672	268,241

             Company directors Ronald G. Skipper (whose term expires 2002) and John D. Goddard (whose term expires 2003) continue as Directors of the Company following the annual meeting.

             2.          Reverse Stock Split.

Affirmative Votes	Votes Against	Votes Abstain

6,120,079	147,468	21,366

             3.          Appointment of Grant Thornton LLP as Independent Auditors,

Affirmative Votes	Votes Against	Votes Abstain

5,978,847	269,602	40,464

Item 5.              Other Information

                                        None

Item 6.              Exhibits and Reports on Form 8-K

                           Exhibits
                                        (a) Reports on Form 8K
                                                     Current Report on Form 8-K dated 07/25/01 and filed 07/26/01.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE FINANCIAL CORPORATION

August 20, 2001	By:	/s/ Steven R. Gardner

Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 20, 2001		/s/ Roy L. Painter

Date		Roy L. Painter
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)