Form 10-K/A
period 2000-12-31
LIFE FINANCIAL CORP
filed 2001-11-14
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File No.: 0-22193

LIFE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0743196 (IRS Employer Identification No.)
10540 Magnolia Avenue, Suite B, Riverside, California (Address of principal executive offices)	92505 (zip code)

(909) 637-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $1,688,000 and is based upon the last sales price as quoted on The NASDAQ Stock Market for November 9, 2001.

As of November 9, 2001, the Registrant had 1,333,572 shares outstanding.

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

    The Bank and the Company were profitable pursuing this strategy due in large part to the ability to recognize gains on loan sales through securitization and the simultaneous generation of residual mortgage-backed securities. In 1997, the Company had net income of $10.3 million; however, in 1998 net income was reduced to $1.1 million. In 1999 the Company suffered a loss of $17.8 million, and in 2000, a loss of $20.8 million. The loss in 1999 was primarily driven by one transaction, which involved the sale of the remaining residual mortgage-backed securities held at the Company with a net book value of $36.7 million and the associated mortgage servicing right (the "MSR") held at the Bank with a net book value of $7.5 million. The loss in 2000 was primarily the result of restructuring the Bank's balance sheet and operations to exit the higher risk lines of business.

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

    The Company holds a number of loans secured by multi-family and commercial real estate, which are riskier than loans secured by one-to-four family residences.  The Company currently holds a number of loans secured by multi-family properties or properties used for commercial business purposes. At December 31, 2000, these loans totaled $17.7 million or 5.28% of our gross loans. Multi-family and commercial real estate loans are generally considered to involve a higher degree of credit risk, are more vulnerable to deteriorating economic conditions and involve higher loan principal amounts than one-to four-family residential mortgage loans. Prepayment of these loans typically depends on the successful operations and income stream of the borrowers. Income producing property values are also more volatile than owner-occupied residential property values. Economic conditions and government regulations, which are outside the control of the borrower or lender, could adversely affect the value of the security for these loans or the future cash flows of the affected properties. In addition, commercial and multi-family residential real estate lending generally requires substantially greater oversight than one-to-four family residential real estate lending.

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

    The Company does not intend to pay any cash dividends.  The Company has never declared or paid dividends on its common stock. The Company intends to retain its earnings, if any, for use in its business and does not anticipate declaring or paying any cash dividends in the foreseeable future. The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals, if then required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, the Company's ability to pay dividends at any time may be limited by the Bank's ability to pay dividends to the Company. The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenue and cash flow, including funds available for the payment of dividends, is dependent upon the payment of dividends to the Company from the Bank. Under the terms of the Supervisory Agreement, the Bank may not pay any dividends without the approval of the OTS. OTS regulations also impose limitations upon the payment of dividends. See "REGULATION—Federal Savings Institution Regulation—Limitations on Capital Distributions."

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

	Loans Due After December 31, 2001 At December 31, 2000
	Fixed	Adjustable	Total
	(dollars in thousands)
Real estate loans:
Residential
One-to-four family	$122,102	$148,652	$270,754
Multi-family	2,458	6,151	8,609
Commercial	3,724	4,506	8,230
Construction	—	1,120	1,120
Other loans	618	56	674

Total gross loans receivable	$128,902	$160,485	$289,387

    The following table sets forth the Company's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2000	1999	1998
	(dollars in thousands)
Gross loans(1):
Beginning balance	$458,556	$337,554	$312,524
Loans originated:
One to four family(2)	171,692	387,999	440,685
Multi-family	—	13,591	34,596
Commercial and land	—	10,164	22,274
Construction loans	27,325	54,045	8,571
Other loans	10,088	1,743	309

Total loans originated	209,105	467,542	506,435
Loans purchased	260,410	573,626	674,117

Sub total—Production	469,515	1,041,168	1,180,552

Total	928,071	1,378,722	1,493,076
Less:
Principal repayments	100,390	114,944	79,085
Sales of loans	490,173	799,353	610,468
Securitization of loans	—	—	462,067
Transfer to REO	2,242	5,869	3,902

Total Gross loans	335,266	458,556	337,554
Ending balance loans held for sale	—	326,965	238,664

Ending balance loans held for investment	$335,266	$131,591	$98,890

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

	At December 31, 2000
	Total Substandard loans		REO		Total Substandard Loans and REO
	Gross Balance	Number of Loans	Gross Balance	Number of Properties	Gross Balance	Number of Assets
	(dollars in thousands)
Residential:
One-to-four family	$24,764	325	$1,613	26	$26,377	351
Multi-family	67	1	70	1	137	2
Commercial	—	—	—	—	—	—
Construction	2,184	2	—	—	2,184	2
Other loans	55	16	—	—	55	16
Specific Allowance	(386)		—	—	(386)

Total loans	$26,684	344	$1,683	27	$28,367	371

    At December 31, 2000 the Bank had $4.3 million of Special Mention assets, $28.4 million Substandard assets, and no assets classified as Doubtful or Loss. As of December 31, 2000, Special Mention assets include 3 construction loans totaling $3.5 million with the largest loan balance of $2.0 million.

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

	At December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Impaired loans
One-to-four family	$24,764	$3,793	$7,134	$3,245	$2,361
Multi-family	67	198	—	—	45
Commercial	—	—	131	131	—
Construction	2,184	—	—	—	—
Other loans	55	27	279	1,750	10
Specific Allowance	(386)	—	(135)	(132)	(402)

Total impaired loans	26,684	4,018	7,409	4,994	2,014
REO, net(1)	1,683	2,214	1,898	1,440	561

Total impaired assets	$28,367	$6,232	$9,307	$6,434	$2,575

Restructured loans	$19	$—	$131	$131	$131
Allowance for loan losses as a percent of gross loans receivable(2)	1.61%	0.60%	0.82%	0.82%	2.36%
Allowance for loan losses as a percent of total impaired loans	20.18%	68.43%	37.48%	51.52%	80.69%
Impaired loans as a percent of gross loans receivable(2)	7.96%	0.88%	2.19%	1.60%	2.92%
Impaired assets as a percent of total assets(3)	6.84%	1.14%	2.17%	1.62%	2.53%

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

	At December 31, 2000
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One-to-four family	6	$326	68	$7,134
Commercial	—	—	1	131
Other loans	36	160	61	279

Total	42	$486	130	$7,544

Delinquent loans to total gross loans		0.14%		2.23%

    Allowance for Loan Losses.  The Company maintains an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

    The formula allowance is calculated by applying loss factors to all loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis.

    Specific allowances are established for certain non-homogeneous loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance.

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

    As of December 31, 2000, the Company's allowance for loan losses was $5.4 million or 1.61% of total gross loans, and 20.18% of impaired loans compared to an allowance for loan losses of $2.7 million at December 31, 1999 or 0.60% of gross loans and 68.43% of impaired loans. The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the table (dollars in thousands):

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

	2000			1999			1998
	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total
One-to-four family	$4,597	85.38%	80.76%	$2,582	93.92%	83.29%	$1,685	60.68%	87.11%
Multi-family	53	0.98%	2.57%	64	2.33%	2.15%	58	209%	5.15%
Commercial	68	1.26%	2.71%	6	0.22%	2.59%	212	7.62%	4.21%
Construction	617	11.46%	13.62%	26	0.95%	11.38%	51	1.84%	2.54%
Other	49	0.91%	0.34%	71	2.58%	0.59%	352	12.68%	0.99%
Unallocated	0	0.00%	0.00%	0	0.00%	0.00%	419	15.09%	0.00%

Total allowance for Loan Losses	$5,384	100.00%	100.00%	$2,749	100.00%	100.00%	$2,777	100.00%	100.00%

    The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table (dollars in thousands):

	2000		1999		1998
	Amount	Percent of Allowance to Total	Amount	Percent of Allowance to Total	Amount	Percent of Allowance to Total
Formula Allowance	$4,998	92.83%	$2,749	100.00%	$2,223	80.05%
Specific Allowance	386	7.17%	—	0.00%	135	4.86%
Unallocated Allowance	—	0.00%	—	0.00%	419	15.09%

Total	$5,384	100.00%	$2,749	100.00%	$2,777	100.00%

    Real Estate Owned.  At December 31, 2000, the Company had $1.7 million of REO. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Company to obtain an appraisal and /or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties' condition. If the carrying value of a property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

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

    At December 31, 2000 the Company had $39.4 million in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FNMA or GNMA and are available for sale. The Company may increase or decrease its investment in mortgage-backed securities in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

    The following table sets forth certain information regarding the carrying and fair values of the Company's securities at the dates indicated.

	2000		1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Trading:
Residual mortgage-backed securities	$—	$—	$—	$—	$50,296	$50,296
Available for sale:
Mortgage-backed securities	39,455	39,455	—	—	—	—
Participation contract	4,429	4,429	9,288	9,288	—	—
Other securities (FHLB Stock)	2,915	2,915	—	—	—	—

	46,799	46,799	9,288	9,288	—	—
Held to maturity:
US Treasury and other agency securities	—	—	29,955	29,945	2,000	2,012
Mortgage-backed securities	—	—	5	5	8	8
Other securities (FHLB Stock)	—	—	2,873	2,873	2,463	2,463

Total securities held to maturity	—	—	32,833	32,823	4,471	4,483
Total securities	$46,799	$46,799	$42,121	$42,111	$54,767	$54,779

    At December 31, 1998, the Company had five residual mortgage-backed securities valued at $50.3 million. By completing the desecuritization of the Company's 1996-1 and 1997-1A and 1B transactions and the sale of the Company's 1997-2, 1997-3, and 1998-1A and 1B Residuals, the Company divested all of its holdings of residual mortgage-backed securities retained from securitizations during 1999.

    The desecuritization of the Company's 1996-1 and 1997-1A and 1B during 1999 was accomplished primarily to release the $12.7 million in cash collateral to the Company. The desecuritizations resulted in the Company repurchasing approximately $65 million in loans and the receipt of $12.7 million in cash. The loss on the desecuritizations was approximately $475,000. Approximately $298,000 of the loss was recorded in the second quarter of 1999 and the remaining $188,000 was recorded in the fourth quarter of 1999.

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the Residual Assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of subperforming loans acquired less cash and other considerations totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $9.3 million value assigned to the participation contract, $3.0 million cash for the credit guaranty and $2.0 million cash for the mortgage servicing rights sold.

    The participation contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "participation contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures its initial cash investment of $5.1 million, $3.0 million of the credit guarantee, $.2 million in servicing fees, and a 15% internal rate of return, (the "Hurdle Amount") from the transaction.

    The Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million and it was included in other liabilities. During 2000, the $14.6 million of sub-performing loans were sold to a third party for a net loss of $3.9 million, $2.6 million of which was paid to the purchaser under the credit guaranty and applied to reduce the Hurdle Amount to $5.7 million for cash distributions on the participation contract. The remaining balance of the credit guaranty of $356,000 was recognized as income during the year 2000.

    The participation contract is recorded on the Bank's financial statements at December 31, 2000 at its estimated fair value of $4.4 million after write-downs totaling $4.9 million. Most of the $4.9 million write-down of the participation contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Company's valuation model. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2000.

	At December 31, 2000
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$39,455	6.12%	$39,455	6.12%
Other securities (FHLB Stock)	2,915	7.22	—	—	—	—	—	—	2,915	7.22
Participation contract	—	—	—	—	—	—	4,429	18.60	4,429	18.60

Total securities available for sale	$2,915	7.22%	$—	—%	$—	—%	$43,884	8.15%	$46,799	8.10%

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

    The following table presents the Bank's capital position at December 31, 2000.

				To be adequately capitalized under the Prompt Corrective Action Directive		Minimum Individual Capital required under the Supervisory Agreement
	Actual
			Proforma Ratio Under Supervisory Agreement
At December 31, 2000
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk-weighted assets)	$16,518	6.99%	6.32%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	N.A.	9,452	4.00%	N.A.	N.A.

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

    In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1984, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"—the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. The FICO assessment rates as of January 1, 2000 were $0.0212 per $100 annually (or 2.1 basis points) for BIF-assessable deposits and 2.1 basis points for SAIF-assessable deposits. For the year ended December 31, 2000, assessments for both deposit insurance and the FICO payments were $163,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

Federal Reserve System

    The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 2000 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement was $1.33 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

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

	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.25	$3.88	$4.25	$4.50
Low	$0.28	$2.25	$2.56	$2.56
	Year Ended December 31, 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.69	$5.50	$5.63	$5.63
Low	$3.36	$3.81	$3.06	$3.13

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands):

	At December 31,
	2000	1999	1998	1997	1996
Selected Balance Sheet Data:
Total assets	$414,421	$551,901	$428,078	$397,071	$101,763
Participation contract	4,429	9,288	—	—	—
Securities and FHLB stock	42,370	32,833	4,471	6,079	8,837
Loans held for sale	—	330,727	243,497	289,268	31,018
Loans held for investment	322,108	106,350	93,604	31,649	38,520
Allowance for loan losses	5,384	2,749	2,777	2,573	1,625
Residual mortgage-backed securities at fair value	—	—	50,296	45,352	4,691
Mortgage servicing rights	5,652	6,431	13,119	8,526	2,645
Deposit accounts	345,093	468,859	323,433	211,765	85,711
Borrowings	48,620	19,373	41,477	119,170	3,278
Stockholders' equity	13,900	34,462	51,998	50,886	7,716
Book value per share(1)	$10.42	$25.90	$39.62	$38.86	$12.01
Shares outstanding(1)	1,333,687	1,330,687	1,312,479	1,309,343	642,343
	Year Ended December 31,
	2000	1999	1998	1997	1996
Operating Data:
Interest income	$41,519	$46,378	$41,104	$21,146	$6,928
Interest expense	28,446	25,577	22,915	12,830	3,766

Net interest income	13,073	20,801	18,189	8,316	3,162
Provision for loan losses	2,910	5,382	4,166	1,850	963

Net interest income after provision for loans losses	10,163	15,419	14,023	6,466	2,199
Net gains (losses) from mortgage banking	(5,684)	7,451	23,444	25,730	5,708
Other noninterest income (loss)	3,548	(22,471)	(8,490)	1,500	760
Noninterest expense	25,806	29,643	27,190	15,990	8,681

Income (loss) before income tax provision (benefit)	(17,779)	(29,244)	1,787	17,706	(14)
Income tax provision (benefit)	3,003	(11,405)	728	7,382	38

Net income (loss)	$(20,782)	$(17,839)	$1,059	$10,324	$(52)

Basic earnings (loss) per share (2)	$(15.58)	$(13.57)	$0.81	$10.57	$(0.11)

Diluted earnings (loss) per share (2)	$(15.58)	$(13.57)	$0.78	$10.11	$(0.11)

Basic weighted average shares outstanding (2)	1,333,646	1,315,038	1,310,949	976,999	474,156

Diluted weighted average shares outstanding (2)	1,333,646	1,315,038	1,361,165	1,021,590	474,156

	Year Ended and at December 31,
	2000	1999	1998	1997	1996
Selected Financial Ratios and Other Data (3):
Performance Ratios:
Return on average assets	(3.98)%	(3.16)%	0.23%	4.19%	(0.06)%
Return on average equity	(63.30)	(32.13)	1.92	40.45	(0.90)
Average equity to average assets	6.29	9.82	12.14	10.35	6.77
Equity to total assets at end of period	3.35	6.24	12.15	12.82	7.58
Average interest rate spread (4)	2.82	3.95	3.83	3.30	3.78
Net interest margin (5)	2.79	4.21	4.36	3.68	3.95
Average interest-earning assets to average interest-bearing liabilities	99.53	105.01	109.81	106.65	103.64
Efficiency ratio (6)	272.92%	757.77%	80.96%	44.63%	88.50%
Loan originations and purchases	$469,515	$1,041,168	$1,180,552	$773,107	$222,553
Bank Regulatory Capital Ratios (7):
Tangible capital	4.33%	6.28%	7.21%	5.38%	7.57%
Core capital	4.33	6.28	7.21	5.38	7.57
Risk-based capital	6.99	7.45	10.90	10.52	8.09
Proforma double risk weight—Core capital	4.33	N/A	N/A	N/A	N/A
Proforma double risk weight—Risk-based capital	6.32	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Impaired assets as a percent of total assets (8)	6.84	1.14	2.17	1.62	2.53
Allowance for loan losses as a percent of impaired loans	20.18%	68.43%	37.48%	51.52%	80.69%

N/A
—not applicable.

(1)
Book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for the June 2001 1:5 reverse stock split and the 100% stock dividend, which occurred during 1996. Book value per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization in 1996.

(2)
Earnings (loss) per share is based upon the weighted average shares outstanding during the period, adjusted retroactively for the June 2001 1:5 reverse stock split and the 100% stock dividend which occurred during 1996. Earnings (loss) per share is then adjusted for the exchange of three shares of Company Common Stock for one share of Bank common stock in the Reorganization in 1996.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

    The principal business of the Bank is attracting retail deposits from consumers and small businesses and investing those deposits with funds generated from operations and borrowings, primarily in one-to-four residential mortgage and residential construction loans. The Company originates and purchases conforming and jumbo prime credit quality real estate secured loans through a network of approved mortgage brokers predominately located within the state of California. The Company funds substantially all of the loans that it originates or purchases through deposits and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company's market area. The Company's ability to originate and purchase loans is influenced by the general level of product available from its broker relationships. The Company's results of operations are also affected by the Company's provision for loan losses and the level of operating expenses. The Company's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which directs that the Company to restore capital ratios to satisfactory levels, by June 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies. See "Item 1—Business." Additionally, all share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the 1:5 reverse stock split that occurred on June 7, 2001.

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

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$633	$185	29.23%	$2,327	$219	9.41%	$1,455	$65	4.47%
Federal funds sold	4,989	302	6.05	19,106	909	4.76	27,813	1,434	5.16
Securities held under repurchase agreements	205	13	6.34	—	—	—	—	—	—
Investment securities (2)	44,690	2,721	6.09	16,951	959	5.66	6,267	374	5.97
Residual mortgage- backed securities (2)	—	—	—	45,049	3,300	7.33	51,789	6,984	13.49
Loans receivable, net (3)	417,507	38,298	9.17	411,189	40,991	9.97	329,699	32,247	9.78

Total interest earning assets	468,024	41,519	8.87	494,622	46,378	9.38	417,023	41,104	9.86
Noninterest-earning assets (4)	54,054			70,483			37,708

Total assets (4)	$522,078			$565,105			$454,731

Liabilities and Equity:
Interest-bearing liabilities:
Passbook accounts, money market, and checking,	$31,816	667	2.10	$31,833	730	2.29	$27,069	640	2.36
Certificate accounts	400,593	24,905	6.22	392,072	21,270	5.43	229,121	13,408	5.85

Total interest-bearing deposits	432,409	25,572	5.91	423,905	22,000	5.19	256,190	14,048	5.48
Other borrowings	36,339	2,664	7.33	45,600	3,367	7.38	115,931	7,789	6.72
Subordinated debentures	1,500	210	14.00	1,500	210	14.00	7,635	1,078	14.12

Total interest-bearing liabilities	470,248	28,446	6.05	471,005	25,577	5.43	379,756	22,915	6.03
Noninterest-bearing liabilities (4)	18,999			38,579			19,760

Total liabilities (4)	489,247			509,584			399,516
Equity (4)	32,831			55,521			55,215
Total liabilities and equity (4)	$522,078			$565,105			$454,731

Net interest income		$13,073			$20,801			$18,189

Net interest rate spread(5)			2.82%			3.95%			3.83%

Net interest margin(6)			2.79%			4.21%			4.36%

Ratio of interest-earning assets to interest-bearing liabilities			99.53%			105.01%			109.81%

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

	Year Ended December 31, 2000 Compared to Year Ended December 31, 1999			Year Ended December 31, 1999 Compared to Year Ended December 31, 1998
	Increase (decrease) due to			Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$(246)	$212	$(34)	$54	$100	$154
Federal funds sold	(805)	198	(607)	(421)	(104)	(525)
Securities held under repurchase agreements	6	7	13	—	—	—
Investment securities	1,684	78	1,762	605	(20)	585
Residual mortgage-backed securities	(1,650)	(1,650)	(3,300)	(817)	(2,867)	(3,684)
Loans receivable, net(1)	622	(3,315)	(2,693)	8,113	631	8,744

Total interest earning assets	(389)	(4,470)	(4,859)	7,534	(2,260)	5,274
Interest bearing liabilities:
Passbook accounts, money market, and checking	—	(63)	(63)	110	(20)	90
Certificate accounts	471	3,164	3,635	8,905	(1,043)	7,862
Borrowings	(679)	(24)	(703)	(5,078)	914	(4,164)
Subordinated debentures	—	—	—	(902)	(224)	(1,126)

Total interest bearing liabilities	(208)	3,077	2,869	3,035	(373)	2,662
Changes in net interest income	$(181)	$(7,547)	$(7,728)	$4,499	$(1,887)	$2,612

(1)
Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 2000 and December 31, 1999

General

    For the year ended December 31, 2000 the Company reported a net loss of $20.8 million or $15.58 per share. The net loss was primarily the result of losses from mortgage banking operations of $5.7 million, a loss on the participation contract of $4.9 million, and a tax provision of $3.0 million. There was also $.8 million in restructuring charges related to a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations. As part of the restructuring, the Company ceased the purchasing and originating of loans for sale in the secondary market and refocused on retail deposit taking and originating higher balance real estate mortgage loans. These include loans secured by one-to-four unit residential properties, predominately located in California, and loans for the construction of individual residences and small tracts of residences in already developed areas, known as "in-fill tracts" for its portfolio.

    The net loss in 1999 of $17.8 million or $13.57 per share was the result of three primary factors. The sale of the Company's residual mortgage-backed securities and related mortgage servicing rights related to three remaining securitizations resulted in a loss of approximately $29.1 million. A lower of cost or market reserve was recorded in the amount of $3 million against the Company's held-for-sale loan portfolio. Additionally, the Company provided an additional $2.7 million for loan losses in the fourth quarter of 1999.

Interest Income

    Interest income for the year ended December 31, 2000 was $41.5 million, compared to $46.4 million for the year ended December 31, 1999. The decrease of $4.9 million, or 10.56%, is due to a decrease in average balance and yield on interest-earning assets. Interest income on loans receivable decreased $2.7 million to $38.3 million for the year ended December 31, 2000 from $41.0 million for the year ended December 31, 1999. The decrease in interest income on loans was primarily the result of a 80 basis points decrease in the yield on loans receivable.

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

    The restrictions placed on the Bank by the OTS regarding not renewing the $43.5 million of maturing brokered certificates of deposits in 2001 along with the FHLB's restrictions regarding new borrowing should not have an effect on the Bank's interest expense in 2001. The OTS, through the Prompt Corrective Action guidelines, requires the Bank to obtain deposits at market interest rates that compare to rates offered by competing financial institutions. The Bank is planning on replacing the brokered deposits either with an increase in retail deposits or funding the redemptions with proceeds from the sale of assets.

Net Interest Income

    Net interest income was $13.1 million for the year ended December 31, 2000, compared to $20.8 million for the year ended December 31, 1999. The decrease in net interest income is reflective of lower average assets combined with higher cost of funds from increased interest rates, resulting in a lower net interest margin for the period. The Bank's net interest margin for the year ending December 31, 2000 was 2.79% compared to 4.21% for the year ended December 31, 1999.

Provision for Loan Losses

    The provision for loan losses decreased to $2.9 million for year ended December 31, 2000 from $5.4 million for the year ended December 31, 1999. The change is comprised of a decrease of $5.1 million in net charge-offs, an increase in the provision expense of $1.1 million for the $213.1 million increase in loans held for investment plus $5.6 million increase for the $22.7 million increase in impaired loans, offset by a $4.1 million decrease for the change in the loss factors. The decrease in the loss factors was based on an analysis of the Bank's historical loss experience and reduction in subprime and High LTV loans. The decrease in net charge-offs is primarily due to an increase in sales of substandard and impaired loans during 2000. Additionally, the decrease in the provision for loan losses reduced the allowance for loan losses as a percentage of loans held for investment from 2.09% at December 31, 1999 to 1.61% at December 31, 2000.

Noninterest Loss

    Noninterest loss was $2.1 million for the year ended December 31, 2000, compared to $15.0 million for the year ended December 31, 1999. This $12.9 million decrease in Noninterest loss is primarily composed of a $32.2 million increase in loss on residual mortgage-backed securities offset by a $13.1 million decrease in loss from mortgage banking operations, a write-down of the participation contract of $4.9 million, and a $1.3 million decrease in loan servicing and mortgage banking fee income. Most of the $4.9 million write-down of the participation contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Company's valuation model. Eliminating the one-time charge of $29.1 million related to the sale of the Company's residual mortgage-backed securities and related mortgage servicing rights, noninterest income would have been $14.1 million for the year ended December 31, 1999.

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the Residual Assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of subperforming loans acquired less cash and other consideration totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $9.3 million value assigned to the participation contract, $3.0 million cash for the credit guaranty and $2.0 million cash for the mortgage servicing rights sold. The transaction included the Company's remaining residual mortgage-backed securities and mortgage servicing rights for the following securitizations:

  LIFE Financial Home Loan Owner Trust 1997-2,
  LIFE Financial Home Loan Owner Trust 1997-3, and
  LIFE Bank Asset Backed Certificates, Series 1998-1.

    Net gains/(loss) from mortgage banking operations decreased from a $7.5 million gain for the year ended December 31, 1999 to a $5.7 million loss for the year ended December 31, 2000 for a change of $13.2 million. This decrease is mostly the result of the decrease in loan sales from $799 million to $490 million and the declining spreads received from 1999 to 2000 from loan sales due to increased competition in the secondary market. In addition, 1999 included a gain of $2.5 million from the sale of the mortgage servicing rights for the three securitizations.

    Additionally, in net gains(loss) from mortgage banking operations for 1999, the Company provided a reserve of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain sub-performing and impaired loans. The reserve was established in conjunction with a review of the age, composition and specific performance of the Company's available-for-sale loans.

    Loan servicing and mortgage banking income was $7.0 million for the year ended December 31, 2000 compared to $8.3 million for the year ended December 31, 1999. The sale of the mortgage servicing rights in 1999 reduced servicing fee income by $4.2 million. This was offset by a $3.3 million decrease in mortgage servicing rights amortization and a $1.5 million decrease in the mortgage servicing rights loss provision as a result of decreasing the prepayment speeds used in the Company's valuation model to reflect market trends. In addition, miscellaneous loan fee income decreased approximately $1.9 million due to the exit from mortgage banking.

Noninterest Expense

    Noninterest expense for the year ended December 31, 2000 was $25.8 million compared to $29.6 million for the year ended December 31, 1999. The $3.8 million decrease in expense was primarily due to a decrease in compensation and benefits of $1.5 million and a $3.3 million decrease in other expenses partially offset by an $.8 million restructuring charge. The decrease of $3.3 million in other expense included a contractual $1.2 million severance payment in 1999 and a drop of $.9 million in other operating expenses.

    The restructuring costs incurred were primarily attributable to the abandonment of furniture, equipment and leasehold fixtures, the selling of a building plus a buyout of an employee's contract. The restructuring was due to increased competition in mortgage banking, a decrease in the secondary market spread and increased servicing costs. The restructuring is expected to decrease the risk profile of the Company's lending businesses, reduce operating expenses and establish core earnings for the Company. In addition, the Bank consolidated one of it retail banking branches into a nearby branch.

    There was a reduction of employees from 334 full-time employees at December 31, 1999 to 100 full-time employees at December 31, 2000. The reduction in the employees was due mainly to the Bank's decision to cease purchasing and originating loans for sale in the secondary market and the discontinuance of sub-prime and consumer lending.

Income Taxes

    The provision for income taxes increased to a tax provision of $3.0 million for the year ended December 31, 2000 compared to a benefit of $11.4 million for the year ended December 31, 1999. This was primarily due to a valuation allowance recorded December 31, 2000 of approximately $9.9 million against the deferred tax asset as it is more likely than not that such benefit would not be realized. The loss before income taxes decreased to ($17.8) million for the year ended December 31, 2000 compared to ($29.2) million loss before tax benefit for the year ended December 31, 1999 primarily due to the loss associated with the sale of the Company's residual mortgage-backed securities in 1999.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

    Total assets of the Company were $414.4 million at December 31, 2000 compared to $551.9 million at December 31, 1999. The 24.9% decrease in total assets of the Company was primarily the result of a $116.9 million decrease in the loan portfolio.

    Total Bank deposits at December 31, 2000 were $345.1 million compared to $468.9 million at December 31, 1999. The 26.4% decrease in deposits is the result of the reduction of brokered and wholesale deposits. During 2000, the Bank continued its strategy to focus heavily on increasing retail deposits to reduce reliance on brokered and wholesale certificates of deposit and other borrowings. Additionally, the ratio of retail deposits to total deposits increased to 82.3% for the period ended December 31, 2000, compared to 52.4% at December 31, 1999. The cost of the Bank's retail deposits at December 31, 2000 was 5.95% versus 5.33% at December 31, 1999.

    The allowance for loan losses was $5.4 million at December 31, 2000, compared to $2.7 million at December 31, 1999. The December 31, 2000 allowance for loan losses as a percent of impaired loans was 20.18%, The Bank's net credit loss rate for the year ended December 31, 2000 was 0.07% versus 1.31% for the year ended December 31, 1999. LIFE Bank's 30+ day delinquency rate at December 31, 2000 was 7.47%, compared to 1.96% at December 31, 1999.

Comparison of Operating Results for the Year Ended December 31, 1999 and December 31, 1998

General

    For the year ended December 31, 1999 the Company reported a net loss of $17.8 million or $13.57 per share, compared to net income of $1.1 million or $0.78 per diluted share, for the year ended December 31, 1998. The decrease in net income was the result of three primary factors. The sale of the Company's residual mortgage-backed securities related to three remaining securitizations resulted in a loss of approximately $29.1 million. A lower of cost or market reserve was recorded in the amount of $3 million against the Company's held-for-sale loan portfolio. Additionally, the Company provided an additional $2.7 million for loan losses in the fourth quarter.

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

Interest Expense

    Interest expense for the year ended December 31, 1999 was $25.6 million, compared to $22.9 million for the year ended December 31, 1998. The $2.7 million increase reflects $91.3 million higher average interest-bearing liabilities to support the growth in the Company's assets. The increase in retail deposits over wholesale deposits coupled with increased usage of the FHLB line of credit resulted in a decrease in the average cost of interest- bearing liabilities to 5.43% for the year ended December 31, 1999 compared to 6.03% for the year ended December 31, 1998.

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

Provision for Loan Losses

    The provision for loan losses increased from $4.2 million for year ended December 31, 1998 to $5.4 million for the year ended December 31, 1999. The $1.2 million increase over the previous year is due to an increase in charge-offs of $1.4 million, a 14.1% increase in loans held for investment partially offset by a decrease in impaired loans of 45.8%. The charge-off increase is primarily due to the decline in the performance of the Company's high loan-to-value second trust deeds. The Company exited the high loan-to-value second trust mortgage business in the fourth quarter of 1998. At December 31, 1999, the Company owned $76.1 million of second trust mortgage products with loan-to-values in excess of 90%. In addition the change in provision for loan losses reduced the allowance for loan losses as a percentage of loans held for investment from 2.81% at year ended December 31, 1998 to 2.09% at year ended December 31, 1999.

Noninterest Income (Loss)

    Noninterest income (loss) was ($15.0) million for the year ended December 31, 1999, compared to $15.0 million for the year ended December 31, 1998. Eliminating the one-time charge of $29.1 million related to the sale of the Company's residual mortgage-backed securities and related mortgage servicing rights, noninterest income would have been $14.1 million for the year ended December 31, 1999.

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the Residual Assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of sub-performing loans acquired less cash and other consideration totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $9.3 million value assigned to the participation contract, $3.0 million cash for the credit guaranty and $2.0 million cash for the mortgage servicing rights sold. The transaction included the Company's remaining residual mortgage-backed securities and mortgage servicing rights for the following securitizations:

  LIFE Financial Home Loan Owner Trust 1997-2,
  LIFE Financial Home Loan Owner Trust 1997-3, and
  LIFE Bank Asset Backed Certificates, Series 1998-1.

    Net gains from mortgage banking activities totaled $7.5 million in 1999 compared to $23.4 million in 1998. The $15.9 million decrease is attributable to a decrease in loan sales from $1 billion in 1998 to $799 million in 1999, the declining spreads received from loan sales due to increased competition, and a reserve of $3.0 million for the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain impaired loans. The reserve was established in conjunction with review of the age, composition and specific performance of the Company's available-for-sale loans. Net gain/loss on residual mortgage-backed securities included a direct writedown of servicing rights of $.9 million as a result of the desecuritization of the Company's 1996-1 and 1997-1A and 1B trusts in 1999.

Noninterest Expense

    Noninterest expense for the year ended December 31, 1999 was $29.6 million compared to $27.2 million for the year ended December 31, 1998. The $2.4 million increase in expense was a combination of premises and occupancy expense associated with the expansion of branch facilities and a contractual one-time severance payment made during the third quarter of 1999.

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

    Net Portfolio Value.  The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1—Business—Federal Savings Institution Regulation. See "Item 1—Business—Regulation—Federal Savings Institution Regulation."

    As of December 31, 2000 and 1999, the Bank's Sensitivity Measure, as measured by the OTS, was 129 and 146 basis points, respectively, as a result of a 200 basis point increase in interest rates. This would correspondingly result in a $6.5 million and $9.2 million reduction in the NPV of the Bank. There was not a significant change in interest rate risk exposure to the Bank between December 31, 2000 and December 31, 1999.

    The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2000 and December 31, 1999, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp").

Interest Rate Sensitivity of Net Portfolio Value (NPV)

As of December 31, 2000

(dollars in thousands)
Net Portfolio Value
					NPV as % of Portfolio Value of Assets % Change (BP)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio
+300 BP	30,087	(11,882)	-28%	7.09%	-242 BP
+200 BP	35,463	(6,506)	-16%	8.22%	-129 BP
+100 BP	39,372	(2,597)	-6%	9.01%	-50 BP
Static	41,969			9.51%
-100 BP	44,089	2,120	5%	9.91%	+39 BP
-200 BP	47,023	5,053	12%	10.45%	+94 BP
-300 BP	51,040	9,070	22%	11.20%	+169 BP

As of December 31, 1999

(dollars in thousands)
Net Portfolio Value
					NPV as % of Portfolio Value of Assets % Change (BP)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio
+300 BP	42,366	(16,987)	-29%	8.15%	-277 BP
+200 BP	50,114	(9,239)	-16%	9.46%	-146 BP
+100 BP	55,810	(3,544)	-6%	10.38%	-54BP
Static	59,353			10.92%
-100 BP	61,704	2,351	4%	11.25%	+34 BP
-200 BP	65,036	5,683	10%	11.74%	+82 BP
-300 BP	69,916	10,563	18%	12.46%	+154 BP

    Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest- bearing liabilities. Although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Liquidity and Capital Resources

    The Company's primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may vary at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average liquidity ratios were 8.36%, 5.70%, and 7.04% for the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was $81.5 million for the year ended December 31, 2000, compared to ($114.9) million for the year ended December 31, 1999. The increase in cash provided by operating activities was primarily a result of a decrease in loan originations of $557.4 million offset by a decrease in sales and principal payments of $362.6 million. Net cash provided by investing activities was $1.2 million and $3.4 million for the year ended December 31, 2000 and 1999, respectively. Net cash used in financing activities were ($94.5) million and $123.6 million for the year ended December 31, 2000 and 1999, respectively. This was primarily due to decreased deposit accounts offset by an increase in Federal Home Loan Bank advances.

    The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $8.5 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of a Federal Home Loan Bank (FHLB) advances. At December 31, 2000, the Bank had $47.1 million in advances outstanding from the FHLB. On March 16, 2001 the Bank was notified by the FHLB that the Bank's borrowing capacity is limited to overnight advances and each borrowing will require credit committee approval. The advances outstanding at the time of the notice totaled $20 million and were not affected by the change in borrowing status. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB. Other sources of liquidity include investment securities maturing within one year.

    The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio, and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized." In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized." At December 31, 2000, the Bank did not meet its minimum regulatory capital requirements and was therefore considered "undercapitalized." See "Item 1—REGULATION—Federal Savings Institution Regulation—Capital Requirements."

    Under the Supervisory Agreement, dated September 25, 2000, between the Bank and the OTS, the OTS is requiring the Bank to achieve a minimum individual core capital ratio of 6% and a minimum individual risked-based capital ratio of 11%. In calculating these ratios, the Bank is required to double risk weight all subprime loans and all loans in excess of capital that are secured by owner-occupied 1–4 family residential property with a loan-to-value (LTV) ratio equal to or greater than 90% unless the loan has appropriate credit support. Appropriate credit support may include mortgage insurance, government guarantee, or readily marketable collateral that reduces the LTV ratio below 90%.

    The Company had no material contractual obligations or commitments for capital expenditures at December 31, 2000. At December 31, 2000, the Company had $1.4 million outstanding commitments to originate or purchase mortgage loans compared to $8.4 million at December 31, 1999. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2000, totaled $301.0 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity with the exception of $43.5 million in brokered deposits.

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

1Quantitative and Qualitative Disclosures about Market Risk

    The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 2000 and 1999. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity date and are adjusted for expected prepayments, which are based on historical and current market information. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

At December 31, 2000	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$25,730	$—	$—	$—	$—	$—
Average Interest Rates	6.21%	—%	—%	—%	—%	—%
Mortgage-backed Securities
Fixed Rate	$39,455	$—	$—	$—	$—	$—
Average Interest Rate	6.04%	—%	—%	—%	—%	—%
Loans—Fixed Rate	$441	$292	$787	$30	$1,522	$126,270
Average Interest Rate	7.93%	13.44%	13.93%	15.97%	8.54%	10.53%
Loans—Adjustable Rate	$137,723	$52,551	$14,456	$683	$330	$181
Average Interest Rate	9.46%	10.38%	10.66%	9.00%	9.95%	11.28%
Mortgage Servicing Rights (1)	$5,652	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	—%	—%	—%	—%	—%
Selected Liabilities:
Interest-bearing NOW Passbook and MMDA's	$5,924	$4,739	$3,791	$3,033	$2,427	$9,707
Average Interest Rate	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%
Certificates of Deposits	$300,999	$12,113	$826	$302	$429	$803
Average Interest Rate	6.54%	6.79%	6.24%	6.98%	6.63%	6.47%
FHLB Advances	$47,120	$—	$—	$—	$—	$—
Average Interest Rate	6.68%	0.00%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Sub-Debentures	$—	$—	$—	$1,500	$—	$—
Average Interest Rate	—%	—%	—%	14.00%	—%	—%

At December 31, 2000	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$32,955	$—	$—	$—	$150	$—
Average Interest Rates	3.89%	—%	—%	—%	—%	—%
Mortgage-backed Securities
Adjustable Rate	$5	$—	$—	$—	$—	$—
Average Interest Rate	6.63%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans—Fixed Rate	$841	$376	$982	$1,466	$105	$205,096
Average Interest Rate	7.41%	17.23%	17.09%	15.71%	17.23%	11.26%
Loans—Adjustable Rate	$146,843	$55,533	$43,631	$1,664	$1,790	$229
Average Interest Rate	9.44%	9.62%	9.72%	9.90%	8.81%	9.56%
Mortgage Servicing Rights	$2,820	$1,803	$1,047	$582	$335	$422
Average Interest Rate	13.50%	13.50%	13.50%	13.50%	13.50%	13.50%
Selected Liabilities:
Interest-bearing NOW Passbook and MMDA's	$7,507	$6,004	$4,803	$3,843	$3,074	$12,296
Average Interest Rate	1.94%	1.94%	1.94%	1.94%	1.94%	1.94%
Certificates of Deposits	$427,954	$1,861	$379	$202	$73	$863
Average Interest Rate	5.86%	6.09%	6.19%	5.67%	7.38%	6.40%
Lines of Credit and Sub-Debentures	$17,873	$—	$—	$—	$—	$1,500
Average Interest Rate	8.48%	—%	—%	—%	—%	14.00%

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will required credit committee approval. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ DELOITTE & TOUCHE LLP

COSTA MESA, CALIFORNIA
March 26, 1999

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)

	At December 31,
	2000	1999
ASSETS
Cash and due from banks	$7,810	$17,315
Federal funds sold	730	3,000

Cash and cash equivalents	8,540	20,315
Securities held under repurchase agreements	25,000	—
Participation contract	4,429	9,288
Investment securities available for sale	42,370	—
Investment securities held to maturity, estimated fair value of $32,823	—	32,833
Loans held for sale	—	330,727
Loans held for investment, net	316,724	103,601
Mortgage servicing rights	5,652	6,431
Accrued interest receivable	3,187	3,676
Foreclosed real estate	1,683	2,214
Premises and equipment	3,100	6,003
Current tax receivable	202	18,653
Deferred income taxes	901	5,196
Other assets	2,633	12,964

TOTAL ASSETS	$414,421	$551,901

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$9,858	$15,432
Interest bearing	335,235	453,427
Borrowings	47,120	17,873
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	6,808	29,207

Total liabilities	400,521	517,439
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,687 (2000) and 1,330,687 (1999) shares issued and outstanding	13	13
Additional paid-in capital	42,629	42,579
Retained deficit	(28,912)	(8,130)
Accumulated other comprehensive income	170	—

Total stockholders' equity	13,900	34,462

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$414,421	$551,901

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)

	For the Year ended December 31,
	2000	1999	1998
INTEREST INCOME:
Loans	$38,298	$40,991	$32,247
Investment securities and other interest-earning assets	3,221	5,387	8,857

Total interest income	41,519	46,378	41,104
INTEREST EXPENSE:
Interest-bearing deposits	25,572	22,000	14,048
Borrowings	2,664	3,367	7,531
Subordinated debentures	210	210	1,336

Total interest expense	28,446	25,577	22,915

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	13,073	20,801	18,189
PROVISION FOR LOAN LOSSES	2,910	5,382	4,166

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,163	15,419	14,023
NONINTEREST INCOME (LOSS):
Loan servicing and mortgage banking fee income	6,987	8,273	6,881
Bank and other fee income	568	355	179
Net (loss) gain from mortgage banking operations	(5,684)	7,451	23,444
Net loss on participation contract and investment securities	(4,848)	—	—
Net gain/(loss) on residual mortgage-backed securities	295	(31,888)	(16,550)
Other income	546	789	1,000

Total noninterest income (loss)	(2,136)	(15,020)	14,954
NONINTEREST EXPENSE:
Compensation and benefits	11,337	12,772	12,032
Premises and occupancy	4,266	4,227	3,590
Data processing and communications	1,072	1,642	1,495
Net loss on foreclosed real estate	589	31	211
Restructuring charges	849	—	—
Other expense	7,693	10,971	9,862

Total noninterest expense	25,806	29,643	27,190

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(17,779)	(29,244)	1,787
INCOME TAX PROVISION (BENEFIT)	3,003	(11,405)	728

NET INCOME (LOSS)	$(20,782)	$(17,839)	$1,059

EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per share	$(15.58)	$(13.57)	$0.81
Diluted earnings (loss) per share	$(15.58)	$(13.57)	$0.78
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic earnings per share	1,333,646	1,315,038	1,310,949
Diluted earnings per share	1,333,646	1,315,038	1,361,165

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)

	Common Stock			Accumulated Other Comprehensive Income		Compre- hensive (Loss) Income
			Additional Paid-in Capital		Retained Earnings (Deficit)		Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1997	1,309,343	$13	$42,223	$—	$8,650		$50,886
Exercise of stock options	3,136	—	53	—	—		53
Net income	—	—	—	—	1,059		1,059

Balance at December 31, 1998	1,312,479	13	42,276	—	9,709		51,998
Exercise of stock options	18,208	—	303	—	—		303
Net loss	—	—	—	—	(17,839)		(17,839)

Balance at December 31, 1999	1,330,687	13	42,579	—	(8,130)		34,462
Exercise of stock options	3,000	—	50	—	—		50
Comprehensive loss
Net loss	—	—	—	—	(20,782)	$(20,782)	(20,782)
Unrealized gains on investments, net of tax of $124	—	—	—	170	—	170	170

Total comprehensive loss	—	—	—	—	—	$(20,612)	—

Balance at December 31, 2000	1,333,687	$13	$42,629	$170	$(28,912)		$13,900

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(20,782)	$(17,839)	$1,059
Adjustments to net (loss) income
Depreciation and amortization	1,619	2,292	1,900
Provision for loan losses	2,910	5,382	4,166
Loss on sale, provision, and write-down of foreclosed real estate	594	858	70
Loss on sale and provision for losses on premises and equipment	801	—	—
Net unrealized and realized losses and accretion on investment securities, residual mortgage-backed securities, participation contract and related mortgage servicing rights	5,109	30,651	9,566
Loss (gain) on sale and securitization of loans held for sale	4,639	(16,183)	(24,214)
Purchase and origination of loans held for sale	(454,900)	(1,012,269)	(1,180,552)
Proceeds from the sales of and principal payments from loans held for sale	528,256	890,836	1,148,341
Impairment of mortgage servicing rights	—	881	—
Change in allowance on mortgage servicing rights	(642)	877	1,168
Amortization of mortgage servicing rights	1,421	4,711	2,689
Provision for lower of cost or market on loans	—	3,000	—
Write-down of loans transferred from/to held for investment	1,688	—	—
Change in current and deferred income tax receivable	22,496	(23,849)	(7,961)
(Decrease) increase in accrued expenses and other liabilities	(22,411)	18,037	3,853
Federal Home Loan Bank stock dividend	(160)	(136)	(99)
Decrease (increase) in accrued interest receivable and other assets	10,820	(2,132)	138

Net cash provided by (used in) operating activities	81,458	(114,883)	(39,876)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	58,466	15,676	10,249
Purchase and origination of loans held for investment	(25,482)	—	—
Loss on sale of loans held for investment	128	—	—
Proceeds from sale of foreclosed real estate	2,179	4,661	2,601
Purchase of securities	(64,605)	(30,105)	—
Proceeds from sale or maturity of securities	55,406	2,002	3,000
Increase in securities held under repurchase agreements	(25,000)	—	—
Decrease (increase) in premises and equipment	144	(669)	(4,020)
Cash received on residual mortgage-backed securities	—	11,980	—
Purchase of FHLB stock	—	(124)	(1,297)

Net cash provided by (used in) investing activities	1,236	3,421	10,533

CASH FLOW FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(123,766)	145,426	111,668
Repayment of other borrowings	(17,873)	(22,104)	(60,193)
Proceeds from (repayment of) FHLB advances	47,120	—	(9,000)
Net proceeds from issuance of common stock	50	303	53
Repurchase of subordinated debentures	—	—	(8,500)

Net cash provided by (used in) financing activities	(94,469)	123,625	34,028

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,775)	12,163	4,685
CASH AND CASH EQUIVALENTS, beginning of period	20,315	8,152	3,467

CASH AND CASH EQUIVALENTS, end of period	$8,540	$20,315	$8,152

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$28,155	$26,018	$23,826
Income taxes paid	$97	$7,138	$3,328
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment	$253,597	$—	$76,135
Transfers from loans to foreclosed real estate	$2,242	$5,869	$3,129
Loans to facilitate sales of foreclosed real estate	$—	$—	$394
Sale of residual mortgage-backed securities and related servicing in
Exchange for cash and other consideration	$—	$15,121	$—

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

    Going Concern—The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will require credit committee approval. If the FHLB credit committee fails to approve requests for new borrowings, there is no assurance that the Bank will be able to borrow the needed funds from other lenders or that any such loans would be on terms as favorable as those otherwise extended by the FHLB. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2000, $616,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held.

    Participation Contract and Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in noninterest income as net loss on participation contract and investment securities. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive loss. The participation contract is recorded on the Bank's financial statements at December 31, 2000 at its estimated fair value of $4.4 million. The participation contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the participation contract begins after the purchaser of the residual mortgage-backed securities recaptures its initial cash investment and a 15% internal rate of return. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

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

    The table below shows data from the three securitizations that the Company has an interest in through the participation contract. Included are the outstanding principal loan balances, the credit losses for the year and the delinquent principal amounts for the periods indicated.

	(dollars in thousands)
Securitization Trusts
	1997-2	1997-3	1998-1
Securitization Original Balance	$125,000	$250,000	$400,000
At December 31, 2000
Principal Amount of Loans	57,675	129,424	197,484
Credit Loss During the Period	3,478	8,781	3,295
Delinquent Principal over 90 days	570	1,231	8,653
At December 31, 1999
Principal Amount of Loans	75,149	169,485	279,436
Credit Loss During the Period	4,726	9,749	471
Delinquent Principal over 90 days	1,419	2,399	13,585

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

    Allowance for Loan Losses—It is the policy of the Company to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry trends and other relevant factors in the area in which the Company's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Company, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain non-homogeneous loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At June 30, 2001, the Company transferred $1.3 million from the general loan loss allowance to a specific allowance on loans 180 days or more past due.

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

    In 2000, the Company ceased originating and purchasing loans for sale in the secondary market in order to focus on its traditional banking operations. Accordingly, certain costs were incurred relating to this transition. The costs primarily pertained to the write-off of property and equipment that could no longer be used in the current operations and also for accrual of employee incentives. These restructuring costs totaled approximately $.8 million for the year ended December 31, 2000 and included the loss on sale of a building of $90,000, the abandonment of furniture, equipment and leaseholds of $574,000, and severance expenses consisting of a buyout of an employee contract and retention bonuses totaling $132,000. No additional severance expense was incurred for the 164 planned terminations.

    The Company evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Company's periodic evaluation is performed on a desegregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 2000 and 1999, the Company utilized a weighted average prepayment assumption of 17.8% and 31.8%, respectively, and a weighted average discount rate of 13.5% and 13.5%, respectively. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

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

    On December 31, 1999, the Company sold its remaining residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the Residual Assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of subperforming loans acquired less cash and other considerations totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $3.0 million cash for the credit guaranty, $2.0 million cash for the mortgage servicing rights sold and $9.3 million in other consideration. The other consideration consisted of a contractual right from the purchaser of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "participation contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures their initial cash investment of $8.1 million, a 15% internal rate of return (the "Hurdle amount"), and $.2 million in servicing fees from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million and was included in other liabilities. During 2000, the $14.6 million of sub-performing loans were sold, or otherwise disposed of, for a net loss of $3.9 million, of which $2.6 million was paid to the purchaser under the credit guaranty and applied to reduce the Hurdle Amount to $5.7 million for cash distributions on the participation contract. During the year ended December 31, 2000, the Company recorded a $4.9 million write-down of the participation contract as a result of an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Company's valuation model. At December 31, 2000, the participation contract balance, after valuation adjustments, was $4.4 million.

    Foreclosed Real Estate—Real estate properties acquired through, or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management; and additional writedowns are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

    Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 31 years for buildings, 15 years for leasehold improvements, 7 years for furniture, fixtures and equipment, and 3 years for computer equipment.

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

    The Bank's actual capital amounts and ratios are also presented in the table.

				To be adequately capitalized under the Prompt Corrective Action Directive:
						Minimum Individual Capital required under the Supervisory
	Actual		Proforma Ratio Under Supervisory Agreement
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	6.32%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	N.A.	9,452	4.00%	N.A.	N.A.
	Actual		To be adequately capitalized under prompt corrective action provisions:		To be well capitalized under prompt corrective action provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 1999
Total Capital (to risk-weighted assets)(as amended)	$24,573	7.45%	$27,245	8.00%	$34,056	10.00%
Core Capital (to adjusted tangible assets)	32,473	6.28%	20,680	4.00%	25,850	5.00%
Tangible Capital (to tangible assets)	32,473	6.28%	7,755	1.50%	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	32,473	9.54%	N.A.	N.A.	20,434	6.00%

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

    The $5.2 million capital contribution has not been raised and the OTS did not approve the Bank's capital plan. The Company has retained financial advisors to assist in raising capital and the Bank has also taken actions to ensure that they have corrected other deficiencies indicated by the OTS as it has hired experienced executive management, appointed two new directors who possess several years of experience in dealing with troubled institutions, and revised its policies and procedures on internal asset review, allowances for loan losses, liquidity, separate corporate existence, loans to one borrower, oversight by the Board, and other areas of the Bank. The Bank has reduced operating expenses and decreased employee count. The Bank also closed one Orange County branch effective December 15, 2000.

    In March 2001, the OTS issued a Prompt Corrective Action Directive (the "PCA Directive") requiring the Bank to raise sufficient capital through securities issuance to achieve the following capital levels by June 30, 2001: Total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and Leverage ratio of 4.0%, or as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001. The PCA Directive also provides for restrictions on capital distributions, payment of management fees, asset growth, acquisitions and new lines of business, senior executive officers' compensation, payment of subordinated debt, rates paid on deposits, and other activities. The Bank must restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank also is prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS. The Bank is to provide the OTS with compliance progress reports on a monthly basis. If the OTS determines that the Bank fails to make adequate progress towards achieving the requirements in the PCA Directive, the OTS may take such further supervisory, enforcement, or resolution actions as it deems appropriate.

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

3.  Investment Securities

    The amortized cost and estimated fair value of securities were as follows at December 31 (in thousands):

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$39,160	$322	$(27)	$39,455
Other securities	2,915	—	—	2,915

	$42,075	$322	$(27)	$42,370

	December 31, 1999
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities held to maturity:
U.S. Treasury and other agency securities	$29,955	$—	$10	$29,945
Mortgage-backed securities	5	—	—	5
Other securities	2,873	—	—	2,873

	$32,833	$—	$10	$32,823

    During 2000, it was management's decision to transfer all held to maturity investment securities to available for sale due to the increased market risk associated with those securities and the changes in the securities prepayment speeds. An initial write down to market value was recorded at that time, which was not significant, and re-evaluations are made monthly. The unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive loss.

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

4.  Loans Held for Investment

    Loans held for investment consisted of the following at December 31 (in thousands):

	2000	1999
Real estate:
Residential:
One-to-four family	$270,754	$69,778
Multi-family	8,609	3,749
Construction	45,657	52,175
Commercial	9,092	5,586
Other loans:
Loans secured by deposit accounts	451	205
Unsecured commercial loans	30	43
Unsecured consumer loans	673	55

Total gross loans	335,266	131,591
Less (plus):
Undisbursed loan funds	15,018	25,885
Deferred loan origination costs-net	(3,464)	(1,119)
Discounts	1,604	475
Allowance for estimated loan losses	5,384	2,749

Loans held for investment, net	$316,724	$103,601

    It is part of the Company's strategic plan to cease the sale of loans in the secondary market as an on-going business; thus, all loans held for sale have been reclassified as loans held for investment. However, from time to time the Company may sell loans in order to manage concentrations, change risk profiles, improve returns and generate liquidity. Total loans reclassified in 2000 from held for sale had a carrying value of $253.6 million. The lower of cost or market adjustment at the time of the transfers was $1.7 million and is included in discounts above.

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

    The following summarizes information related to the Company's impaired loans at December 31 (in thousands):

	2000	1999
Total impaired and non-accrual loans	$26,684	$4,018
Related reserve on impaired loans	3,350	2,019
Average impaired loans	11,881	8,344
Total interest income recognized on impaired loans	81	127

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

    Activity in loans to directors and executive officers during the year ended December 31 is as follows (in thousands):

	2000	1999	1998
Balance, beginning of year	$—	$250	$413
Originations	—	214	—
Principal payment, loans sold	—	(464)	(163)

Balance, end of year	$—	$—	$250

5.  Mortgage Banking and Loan Servicing Operations

    Loans serviced for others at December 31, 2000, 1999, and 1998 totaled $582 million, $1,382 million, and $1,002 million, respectively. As mentioned in Note 20 to the financial statements, subsequent to December 31, 2000 the Company sold $5.5 million of mortgage servicing rights related to $526 million of loans serviced for others. No significant gains or losses were recognized as the mortgage servicing rights were sold at approximately book value less expected transaction costs.

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

    The following is a summary of activity in mortgage servicing rights for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of period	$6,431	$13,119	$8,526
Additions through originations	58	7,237	8,450
Amortization	(1,421)	(4,711)	(2,689)
Sale of servicing rights	—	(7,456)	—
Adjustment in valuation	584	(877)	(1,168)
Direct writedowns	—	(881)	—

Balance, end of period	$5,652	$6,431	$13,119

    The following is a summary of activity in the valuation allowance for mortgage servicing rights for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of period	$749	$1,169	$1
Sale of servicing rights	—	(1,297)	—
(Reductions) additions	(584)	877	1,168

Balance, end of period	$165	$749	$1,169

6.  Premises and Equipment

    Premises and equipment consisted of the following at December 31 (in thousands):

	2000	1999
Premises	$—	$656
Leasehold improvements	2,870	2,996
Furniture, fixtures and equipment	6,937	7,595
Automobiles	24	24

Subtotal	9,831	11,271
Less: accumulated depreciation and amortization	(6,731)	(5,268)

Total	$3,100	$6,003

    Depreciation expense was $1,970,000, $1,985,000, and $1,639,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  Foreclosed Real Estate

    The following summarizes the activity in the real estate owned, net of the allowance, for the year ended December 31 (in thousands):

	2000	1999
Balance, beginning of year	$2,214	$1,898
Additions—foreclosures	2,401	6,040
Sales	(1,952)	(4,436)
Write downs	(980)	(1,288)

Balance, end of year	$1,683	$2,214

    Activity in the allowance for estimated real estate losses is summarized as follows for the year ended December 31 (in thousands):

	2000	1999	1998
Balance, beginning of year	$116	$100	$79
Provision for estimated real estate loan losses	569	16	24
Recoveries	—	—	—
Charge-offs	(685)	—	(3)

Balance, end of year	$—	$116	$100

    During 2000, the Company began charging valuation adjustments directly against the property recorded in foreclosed real estate.

8.  Deposit Accounts

    Deposit accounts consisted of the following at December 31 (in thousands):

	2000		1999
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Checking accounts
Noninterest bearing	$9,858	0.00%	$15,432	0.00%
Interest bearing	10,750	1.97%	11,945	3.46%
Passbook accounts	3,401	1.10%	4,541	2.10%
Money market accounts	5,612	3.43%	5,609	4.28%
Certificate accounts:
Under $100,000	214,281	6.43%	301,219	5.80%
$100,000 and over	101,191	6.71%	130,113	5.93%

Total	$345,093	6.07%	$468,859	5.53%

    The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

	2000	1999
Within one year	$300,999	$427,954
One to two years	12,113	1,861
Two to three years	826	379
Three to four years	302	202
Four to five years	429	73
Thereafter	803	863

	$315,472	$431,332

    Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

	2000	1999	1998
Checking accounts	$388	$340	$309
Passbook accounts	63	98	102
Money market accounts	216	292	229
Certificate accounts	24,905	21,270	13,408

	$25,572	$22,000	$14,048

9.  Advances from Federal Home Loan Bank and Other Borrowings

    As of December 31, 2000 and 1999, the Company had a line of credit with the Federal Home Loan Bank of San Francisco (FHLB) of $49.5 million and $48.0 million, respectively, of which $2.4 million and $48.0 million, respectively, were available, use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. Advances from Federal Home Loan Bank and/or the line of credit are collateralized by pledges of certain real estate loans with an aggregate principal balance of $115.7 million and $63.3 million at December 31, 2000 and 1999, respectively and FHLB stock of $2.9 million. On March 16, 2001 the Bank was notified by the FHLB that the Bank's borrowing capacity is limited to overnight advances and new borrowings will require credit committee approval. The advances outstanding at the time of the notice totaled $20,000,000 and were not affected by the change in borrowing status.

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

    At December 31, 2000, a valuation allowance of approximately $9,883,000 was recorded against the deferred tax asset, as it is more likely than not that such benefit would not be realized. The Company has a net operating loss carry forward of approximately $14,700,000 for federal income tax purposes which expires through 2020. In addition, the Bank has a net operating loss carryforward of approximately $11,000,000 for state franchise tax purposes, which expires through 2010. If the Company has an "ownership change" as defined under Internal Revenue Code Section 382, its net operating losses may be subject to limitation. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company a the ownership change date.

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

    The components of the 1996 Option Plan as of December 31, 2000, 1999, and 1998, and changes during the years then ended (as adjusted for the Reorganization and the June 2001 1:5 reverse stock split), consist of the following:

	2000		1999		1998
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	12,852	$16.65	56,432	$16.65	63,240	$16.65
Granted	—	—	—	—	—	—
Exercised	(3,000)	16.65	(18,208)	16.65	(3,136)	16.65
Forfeited	(2,508)	16.65	(25,372)	16.65	(3,672)	16.65

Options outstanding at the end of the year	7,344	16.65	12,852	16.65	56,432	16.65

Options exercisable at the end of the year	4,896	16.65	6,281	16.65	1,208	16.65
Weighted average remaining contractual life of options outstanding at end of year	6 years		7 years		8 years

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

    After the Reorganization, the Option Plans became available to directors, officers and employees of the Company, and to directors, officers and employees of its direct or indirect subsidiaries. The options granted pursuant to the 1997 Option Plan will vest at a rate of 33.3% per year, beginning on June 30, 2000. The following is a summary of activity in the 1997 Option Plan during 2000, 1999 and 1998, as adjusted for the June 2001 1:5 reverse stock split.

	2000		1999		1998
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	29,300	$55.00	34,700	$55.75	38,600	$55.70
Granted	—	—	12,000	55.00	1,600	58.10
Forfeited	(6,400)	55.00	(17,400)	56.50	(5,500)	55.80

Options outstanding at the end of the year	22,900	55.00	29,300	55.00	34,700	55.75

Options exercisable at the end of the year	11,633		—		3,000
Weighted average remaining contractual life of options outstanding at end of year	6 years		7 years		8 years
Weighted average information for options granted during the year:
Fair value	N/A		$13.35		$38.00

    Options exercisable as of December 31, 1998 were due to the resignation of a senior officer. Upon resignation, the options immediately vested.

    The fair value of options granted under the 1997 Option Plan during 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 23.9% and 45.7%, respectively, risk-free interest rate of 6.5% and 5.6%, respectively and expected average lives of 10 years.

    The Board of Directors of the Company adopted the LIFE Financial Corporation 2000 Stock Option Plan (the 2000 Option Plan). The 2000 Option Plan authorizes the granting of options equal to 975,000 shares of the common stock for issuance to executives, key employees, officers and directors giving effect to the Reorganization and the initial public offering, including Company options that were exchanged for Bank options pursuant to the 1996 and 1997 Options Plans. The options granted pursuant to the 2000 Option Plan will vest at a rate of 33.3% per year, beginning at various dates in 2000. The following is a summary of activity in the 2000 Option Plan during the year ended 2000, as adjusted for the June 2001 1:5 reverse stock split.

	2000
	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	—	$—
Granted	66,400	15.90
Forfeited	(19,800)	18.13

Options outstanding at the end of the year	46,600	14.95

Options exercisable at the end of the year	15,533	15.90
Weighted average remaining contractual life of options outstanding at end of year	10 years
Weighted average information for options granted during the year:
Fair value	$14.20

    The fair value of options granted under the 2000 Option Plan during 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield, volatility rate of 111%, risk-free interest rate of 5.89% and expected average lives of 8 years.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plans. Accordingly, no compensation cost has been recognized for its Option Plans. Had compensation cost for the Option Plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split):

	2000	1999	1998
Net income (loss) to common stockholders:
As reported	$(20,782)	$(17,839)	$1,059
Pro Forma	$(21,026)	$(18,088)	$619
Basic earnings (loss) per share:
As reported	$(15.58)	$(13.57)	$0.81
Pro Forma	$(15.76)	$(13.75)	$0.47
Diluted earnings (loss) per share:
As reported	$(15.58)	$(13.57)	$0.78
Pro Forma	$(15.76)	$(13.75)	$0.45

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

	At December 31, 2000
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$7,810	$7,810
Federal funds sold	730	730
Securities held under repurchase agreements	25,000	25,000
Participation contract	4,429	4,429
Securities available for sale	42,370	42,370
Loans held for investment, net	321,384	316,724
Mortgage servicing rights	5,652	5,652
Accrued interest receivable	3,187	3,187
Liabilities:
Deposit accounts	345,285	345,093
Other borrowings	47,120	47,120
Subordinated debentures	1,500	1,500
Accrued interest payable	293	293
Off-balance sheet unrealized gain on commitments	—	—

	At December 31, 1999
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$17,315	$17,315
Federal funds sold	3,000	3,000
Securities held to maturity	32,823	32,833
Loans held for sale	334,410	330,727
Loans held for investment, net	103,414	103,601
Participation contract	9,288	9,288
Mortgage servicing rights	8,729	6,431
Accrued interest receivable	3,676	3,676
Liabilities:
Deposit accounts	468,985	468,859
Other borrowings	17,873	17,873
Subordinated debentures	1,500	1,500
Accrued interest payable	155	155
Off-balance sheet unrealized gain on commitments	—	—

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

    Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of impaired loans with a carrying value of approximately $26,684,000 and $4,018,000 at December 31, 2000 and 1999, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

    Participation Contract—Fair values are estimated using discounted cash flows based on the internal rate of return required by the obligor.

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

	For the Year Ended December 31, 1999
	Bank	Mortgage Banking	Loan Servicing	Total
Noninterest Revenues	$1,096	$(20,282)	$4,166	$(15,020)

Interest Earned	46,378	—	—	46,378
Interest Charges	(25,566)	—	(11)	(25,577)

Net Interest Income (expense)	20,812	—	(11)	20,801

Total Revenue	$21,908	$(20,282)	$4,155	$5,781

Pre-tax segment income (loss)	$6,365	$(35,678)	$69	$(29,244)
Segment assets	$518,250	$24,698	$8,953	$551,901
	For the Year Ended December 31, 1998 (unaudited)
	Bank	Mortgage Banking	Loan Servicing	Total
Noninterest Revenues	$816	$11,432	$2,706	$14,954

Interest Earned	41,104	—	—	41,104
Interest Charges	(22,907)	—	(8)	(22,915)

Net Interest Income (expense)	18,197	—	(8)	18,189

Total Revenue	$19,013	$11,432	$2,698	$33,143

Pre-tax segment income (loss)	$8,810	$(6,609)	$(414)	$1,787
Segment assets	$357,755	$54,972	$15,351	$428,078

    Information regarding previously reported segments for 1998 is presented below.

	For the Year Ended December 31, 1998
	Bank	Mortgage Financing Portfolio	Mortgage Financing Liberator	Mortgage Financing Other	Total
Revenue for the year	$4,037	$13,069	$32,644	$6,308	$56,058
Interest income	3,440	9,737	24,123	3,804	41,104
Interest expense	1,962	5,139	13,142	2,672	22,915
Net income (loss) for the year	(2,557)	1,387	2,767	(538)	1,059
Assets employed at year end	36,121	110,074	247,375	34,508	428,078

17. Earnings (Loss) Per Share

    A reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share computations is as follows (in thousands, except per share data which reflect the June 2001 1:5 reverse stock split):

    Earnings per share has been adjusted retroactively to reflect the three-for-one stock exchange effected pursuant to the Reorganization. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the Reorganization.

	Loss (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2000:
Net loss applicable to loss per share	$(20,782)
Basic per share
Loss available to common stockholders	(20,782)	1,333,646	$(15.58)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(20,782)	1,333,646	$(15.58)
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the Year ended December 31, 1999:
Net loss applicable to loss per share	$(17,839)
Basic per share
Loss available to common stockholders	(17,839)	1,315,038	$(13.57)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(17,839)	1,315,038	$(13.57)
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the Year ended December 31, 1998:
Net earnings applicable to earnings per share	$1,059
Basic earnings per share
Earnings available to common stockholders	1,059	1,310,949	$0.81
Effect of dilutive securities
Stock option plans		50,216	(0.03)
Diluted earnings per share
Earnings available to common stockholders plus assumed conversions	$1,059	1,361,165	$0.78

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

LIFE FINANCIAL CORPORATION
(Parent company only)
SUMMARY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(20,782)	$(17,839)	$1,059
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale and securitization of loans held for sale	—	—	10,616
Gain on sale of foreclosed real estate	(280)
Equity in net (earnings) loss of subsidiaries	14,353	(3,075)	(5,763)
Purchase of loans held for sale, net of loan fees	—	—	(462,074)
Proceeds from sales and securitization of loans held for sale	—	—	436,948
Net accretion of residual mortgage-backed securities	—	(3,313)	(6,984)
Net unrealized and realized losses on residual mortgage-backed securities	—	36,471	16,550
Increase (decrease) in accrued expenses and other liabilities	979	(1,480)	(896)
Decrease in current and deferred taxes	18,109	—	—
Increase (decrease) in other assets	5,245	(12,558)	(2,171)

Net cash provided by (used in) operating activities	17,624	(1,794)	(12,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of foreclosed real estate	261	—	—
Cash paid to acquire foreclosed real estate	(128)
Capital contributions to subsidiaries	—	(2,155)	—
Cash received on desecuritization of residual mortgage-backed securities	—	11,980	—

Net cash provided by investing activities	133	9,825	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from other borrowings	(17,873)	(8,459)	12,295
Net proceeds from issuance of common stock	50	303	53

Net cash provided by (used in) financing activities	(17,823)	(8,156)	12,348

Net Decrease In Cash And Cash Equivalents	(66)	(125)	(367)
Cash And Cash Equivalents, Beginning Of Year	441	566	933

Cash And Cash Equivalents, End Of Year	$375	$441	$566

19. Quarterly Results of Operations (Unaudited)

    The following is a summary of quarterly results for the years ended December 31.

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
Interest income	$11,460	$11,955	$9,732	$8,372
Interest expense	7,331	7,728	7,068	6,319
Provision for estimated loan losses	—	—	716	2,194
Noninterest income (loss)	1,106	2,831	(4,012)	(2,061)
Net earnings (loss)	(774)	125	(11,211)	(8,922)
Earnings (loss) per share:
Basic	(0.58)	0.09	(8.41)	(6.68)
Diluted	(0.58)	0.09	(8.41)	(6.68)
1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
Interest income	$11,329	$12,696	$10,432	$11,921
Interest expense	5,783	6,565	6,156	7,073
Provision for estimated loan losses (2)	458	1,750	430	2,744
Noninterest income (loss) (3)	2,609	5,598	6,336	(29,563)
Net earnings (loss) (1)	684	1,759	1,037	(21,319)
Earnings (loss) per share:
Basic	0.52	1.34	0.79	(16.22)
Diluted	0.52	1.34	0.79	(16.22)

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

    During the quarter ended December 31, 1999, transactions consisted of:

    (1) On December 31, 1999, the Company sold its residual mortgage-backed securities resulting in a one-time pre-tax loss of $29.1 million.

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

    In January 2001, the Company received notice from NASDAQ that is had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days. Therefore, the Company has until April 5, 2001 to regain compliance or its common stock may be delisted.

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

DATED: November 14, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer	November 14, 2001
/s/ ROY L. PAINTER Roy L. Painter	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	November 14, 2001
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Director	November 14, 2001
/s/ JOHN D. GODDARD John D. Goddard	Director	November 14, 2001
/s/ MILTON E. JOHNSON Milton E. Johnson	Director	November 14, 2001
/s/ EDGAR C. KELLER Edgar C. Keller	Director	November 14, 2001
/s/ KENT G. SNYDER Kent G. Snyder	Director	November 14, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING COMMENTS
INDEX
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS' REPORT
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (dollars in thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Each of the Three Years in Period Ended December 31, 2000
LIFE FINANCIAL CORPORATION (Parent company only)
LIFE FINANCIAL CORPORATION (Parent company only) SUMMARY STATEMENTS OF CASH FLOWS (In thousands)
PART III
PART IV
SIGNATURES