Form 10-Q/A
period 2001-03-31
LIFE FINANCIAL CORP
filed 2001-11-14
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 0-22193

LIFE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10540 MAGNOLIA AVENUE, RIVERSIDE, CALIFORNIA 92505

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of November 9, 2001.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
INDEX
FOR THE QUARTER ENDED MARCH 31, 2001

ii

Item 1.  Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data which reflect the June 2001 1:5 reverse stock split)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$64,020	$7,810
Federal funds sold	570	730

Cash and cash equivalents	64,590	8,540
Securities held under repurchase agreements	—	25,000
Investment securities available for sale	2,964	42,370
Loans receivable, net of allowance for loan losses of $4,818 in 2001 and $5,384 in 2000, respectively	268,312	316,724
Mortgage servicing rights	126	5,652
Accrued interest receivable	2,113	3,187
Foreclosed real estate	3,865	1,683
Premises and equipment	2,656	3,100
Current tax receivable	202	202
Deferred income taxes	1,016	901
Participation contract	4,429	4,429
Other assets	4,425	2,633

TOTAL ASSETS	$354,698	$414,421

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Non-interest bearing	$9,864	$9,858
Interest bearing	306,709	335,235
Borrowings	20,000	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,901	6,808

Total liabilities	340,974	400,521

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,687 shares issued and outstanding	13	13
Additional paid-in capital	42,629	42,629
Accumulated deficit	(28,918)	(28,912)
Accumulated other comprehensive income	—	170

Total stockholders' equity	13,724	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$354,698	$414,421

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATIONS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share data which reflect the June 2001 1:5 reverse stock split)

(unaudited)

	For the Three Months Ended
	March 31, 2001	March 31, 2000
INTEREST INCOME:
Loans	$6,843	$10,949
Other interest-earning assets	670	511

Total interest income	7,513	11,460

INTEREST EXPENSE:
Interest-bearing deposits	4,891	6,530
Other borrowings	350	747
Subordinated debentures	53	53

Total interest expense	5,294	7,330

NET INTEREST INCOME	2,219	4,130
PROVISION FOR LOAN LOSSES	419	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,800	4,130
NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	816	2,121
Bank and other fee income	183	118
Net gain/(loss) from mortgage banking	348	(1,353)
Net gain on investment securities	544	—
Other income	178	219

Total noninterest income	2,069	1,105
NONINTEREST EXPENSE:
Compensation and benefits	1,701	3,301
Premises and occupancy	736	1,222
Data processing	209	317
Net loss/(gain) on foreclosed real estate	51	(32)
Other expense	1,174	1,750

Total noninterest expense	3,871	6,558

LOSS BEFORE INCOME TAXES	(2)	(1,323)
INCOME TAX PROVISION (BENEFIT)	4	(549)

NET LOSS	$(6)	$(774)

LOSS PER SHARE:
Basic loss per share	$(0.00)	$(0.58)
Diluted loss per share	$(0.00)	$(0.58)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,687	1,333,522
Diluted	1,333,687	1,333,522

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(dollars in thousands, except share data which reflect the June 2001 1:5 reverse stock split)

(UNAUDITED)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Accumulated Deficit	Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	1,333,687	$13	$42,629	$170	$(28,912)		$13,900
Comprehensive loss
Net loss	—	—	—	—	(6)	$(6)	(6)
Reversal of unrealized gains on investments, net of tax of $124	—	—	—	(170)	—	(170)	(170)

Total comprehensive loss	—	—	—	—	—	$(176)	—

Balance at March 31, 2001	1,333,687	$13	$42,629	$—	$(28,918)		$13,724

Accompanying notes are an integral part of these consolidated financial statements

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6)	$(774)
Adjustments to net loss:
Depreciation and amortization	355	481
Provision for credit losses	419	—
Loss on sale, provision, and write-down of foreclosed real estate	540	36
Loss (gain) on sale and securitization of loans held for sale	—	791
Gain on sale of investment securities available for sale	(544)	—
Purchase and origination of loans held for sale	—	(206,620)
Proceeds from the sales of and principal payments from loans held for sale	—	222,829
Write-down of loans transferred to held for investment	(84)	(3,000)
Change in current and deferred income tax receivable	(115)	—
Decrease in accrued expenses and other liabilities	(3,907)	(11,345)
Federal Home Loan Bank stock dividend	(49)	(38)
(Increase) decrease in other assets	(719)	17,759

Net cash (used in) provided by operating activities	(4,110)	20,119

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	59,201	10,380
Purchase and origination of loans held for investment	(14,314)	—
Loss (gain) on sale of loans held for investment	(132)	—
Principal payments on securities	—	803
Proceeds from sale of foreclosed real estate	600	694
Purchase of securities	—	(47,318)
Proceeds from sale or maturity of securities	39,830	29,955
Proceeds from sale of mortgage servicing rights	5,508	—
Decrease in securities held under repurchase agreements	25,000	—
Decrease (increase) in premises and equipment	107	(139)

Net cash (used in) provided by investing activities	115,800	(5,625)

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(28,520)	(13,780)
Repayment of other borrowings	(27,120)	(16,873)
Proceeds from FHLB advances	—	2,300
Net proceeds from issuance of common stock	—	50

Net cash used in financing activities	(55,640)	(28,303)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,050	(13,809)
CASH AND CASH EQUIVALENTS, beginning of period	8,540	20,315

CASH AND CASH EQUIVALENTS, end of period	$64,590	$6,506

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,422	$6,828

Income taxes paid	$—	$—

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans held for sale to loans held for investment	$—	$139,012

Transfers from loans to foreclosed real estate	$3,322	$481

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

    In addition, in June 2001, the FASB issued SFAS No. 141 (FAS 141), Business Combinations, and SFAS No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles (GAAP). However, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

    FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement. Effective January 1, 2002, all goodwill amortization expense will cease and goodwill be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value based test. FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

Note 2—Regulatory Matters

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the Office of Thrift Supervision (the "OTS") which requires that the Company, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS.

    Also, on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS that requires that the Bank, among other things, achieve a core capital of at least 6.0% and a total risk-based capital of at least 11.0% by March 31, 2001. In calculating these ratios, the Bank must risk weight all loans in excess of capital that are secured by owner-occupied 1 - 4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support plus all subprime loans it holds at double the regularly prescribed risk weighting. In March 2001, the Company sold $29 million in subprime loans at a gain of approximately $132,000.

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

Note 3—Loss Per Share

    The table below sets forth the Company's loss per share calculations for the three months ended March 31, 2001 and 2000.

    Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing loss available to common stockholders including common stock equivalents, such as outstanding stock options by the weighted-average number of common shares outstanding for the period. There was no dilution of shares due to losses incurred. The outstanding shares for the three months ended March 31, 2001, and 2000 have been adjusted for the 1:5 reverse stock split approved by the shareholders at the June 7, 2001 Annual Meeting of Stockholders.

    Loss per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net Loss	$(6)			$(774)

Basic EPS Loss available To common stockholders	$(6)	1,333,687	$(0.00)	$(774)	1,333,522	$(0.58)
Effect of Dilutive Stock Options	—	—		—	—

Diluted EPS Loss available To common stockholders plus Assumed conversions	$(6)	1,333,687	$(0.00)	$(774)	1,333,522	$(0.58)

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

    Allowance for loan losses totaled $4.8 million and $5.4 million at March 31, 2001 and December 31, 2000, respectively. The March 31, 2001 allowance for loan losses as a percent of total impaired loans was 20.62%, compared to 20.18% at December 31, 2000. Impaired loans, as a percent of gross loans was 8.26% at March 31, 2001, compared to 7.96% at December 31, 2000.

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

    The table below summarizes the activity of the Company's allowance for loan losses for the three months ended March 31, 2001 and 2000 (in thousands):

	Three Months Ended March 31,
	2001	2000
Balance, beginning of period	$5,384	$2,749
Provision for loan losses	419	—
Recoveries	29	—
Charge-offs	(1,014)	—

Net charge-offs	(985)	—

Balance, end of period	$4,818	$2,749

COMPOSITION OF IMPAIRED ASSETS

    The table below summarizes the Company's composition of impaired assets as of the dates indicated:

	At March 31, 2001	At December 31, 2000
Impaired loans(1):
One to four family	$20,172	$24,764
Multi-family	5	67
Construction	3,143	2,184
Commercial	410	—
Other loans	19	55
Specific Allowance	(386)	(386)

Total impaired loans	23,363	26,684
REO	3,865	1,683

Total impaired assets	$27,228	$28,367

Allowance for loan losses as a percent of Gross loans held for investment	1.70%	1.61%
Allowance for loan losses as a percent of Total impaired loans	20.62%	20.18%
Impaired loans as a Percent of gross loans receivable	8.26%	7.96%
Impaired assets as a Percent of total assets	7.68%	6.84%

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

    Total Bank deposits at March 31, 2001 was $316.6 million, compared to $345.1 million at December 31, 2000. The 8.26% decrease in deposits from December 31, 2000 is primarily due to decreases in certificates of deposit. The Bank's strategy continues to focus more heavily on increasing retail deposits through the growth of both local consumer and business accounts to reduce reliance on brokered deposits and other borrowings. Previously the Company utilized brokered deposits, but according to the OTS' Prompt Corrective Action guidelines for undercapitalized institutions, the Bank cannot renew existing brokered deposits. At March 31, 2001, the Bank had $35.6 million in brokered deposits remaining. By the end of May 2001, all brokered deposits will have matured and the accounts closed. The Bank has sufficient liquidity to manage the elimination of brokered deposits.

    Other borrowings as of March 31, 2001 was $20.0 million compared to $47.1 million at December 31, 2000. The $27.1 million decrease is due to reduced borrowing requirements with the decrease in loans.

RESULTS OF OPERATIONS

    Results for the quarter ended March 31, 2001 are compared to the quarter ended March 31, 2000 below.

Highlights for the three months ended March 31, 2001 and 2000:

    The Company reported a net loss of $6,000 for the quarter ended March 31, 2001, or $0.00 loss per share, compared with net loss of $774,000, or $0.58 per share for the quarter ended March 31, 2000. Share data has been adjusted for June 2001 1:5 reverse stock split.

    During the first quarter ended March 31, 2001, the Company sold all of its investments in mortgage-backed securities at a gain of approximately $544,000, sold $5 million of servicing rights for a gain of approximately $170,000 and also sold $29 million in subprime loans at a gain of approximately

$132,000. The decrease in noninterest expense is consistent with the reduction in the scale of operations and is a result of efforts by management to gain efficiencies.

    The loss of $774,000 for the quarter ended March 31, 2000 included a $506,500 mark-to-market adjustment related to the repurchase of first trust mortgages from loan sales completed in early 1999 and other charges related to the consolidation of the Bank's mortgage banking operations and corporate downsizing. Additionally, the loss included a $1.6 million loss on mortgage banking related to a loan sale yield enhancement agreement. The agreement was terminated with a lump sum payment to the purchaser of the loans.

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

    For the three months ending March 31, 2001, the Company's net interest margin was 2.55% as compared to a net interest margin of 3.33% during the same period in 2000. The change in the Company's net interest margin was caused by the above mentioned loan yield decrease plus an increase in the cost of funds for interest bearing deposits of 45 basis points from the same prior year period. Average interest bearing deposits cost was 6.38% at March 31, 2001 and 5.93% for March 31, 2000.

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2001 and 2000.

    The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
(Dollars in thousands)	(unaudited)			(unaudited)
Assets
Interest-earning assets:
Cash and cash equivalents	$16,390	$247	6.03%	$611	$43	28.40%
Federal funds sold	700	9	5.26%	5,375	72	5.36%
Investment securities, net	26,162	414	6.33%	27,569	396	5.75%
Loans receivable, net	304,239	6,843	9.00%	463,189	10,949	9.46%

Total interest-earning assets	347,491	7,513	8.65%	496,744	11,460	9.23%
Non-interest-earning assets	33,784			64,519

Total assets	$381,275			$561,263

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$27,963	109	1.56%	$32,586	$175	2.15%
Certificate accounts	299,807	4,782	6.38%	428,906	6,355	5.93%

Total interest-bearing deposits	327,770	4,891	5.97%	461,492	6,530	5.66%
Other borrowings	22,835	350	6.13%	36,095	747	8.28%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%

Total interest-bearing liabilities	352,105	5,294	6.01%	499,087	7,330	5.87%
Non-interest-bearing liabilities	11,070			26,221

Total liabilities	363,175			525,308
Equity	18,100			35,955

Total liabilities and equity	$381,275			$561,263

Net interest income		$2,219			$4,130

Net interest rate spread			2.63%			3.36%

Net interest margin			2.55%			3.33%

Ratio of interest-earning assets to interest-bearing liabilities			98.69%			99.53%

Provision for Loan Losses:

    The provision for loan losses for the three months ended March 31, 2001, increased $419 thousand compared to the three months ended March 31, 2000. The increase is due to net charge-offs of $1.0 million and a $.8 million increase for the change in the formula allowance's loss factors since December 2000, partially offset by a $3.3 million decrease in impaired loans and $48.4 million decrease in loans held for investments during the first quarter of 2001. The loss factors used in the formula allowance model are reviewed on a quarterly basis and updated if the analysis shows a change in the trends.

Noninterest Income (loss)

    Noninterest income was $2.1 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. This increase in noninterest income is primarily due to the loss from the sale of high loan-to-value loans of $1.6 million incurred in the three months ended March 31, 2000. This was partially offset by reduced loan servicing and mortgage banking fee income in the three months ended March 31, 2001 due to the restructuring of the Company.

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

LIQUIDITY

    The Company's primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank's average liquidity ratios were11.68% and 4.88% for the quarters ended March 31, 2001 and 2000, respectively. The Bank had $18.9 million in deposits maturing within one month as of March 31, 2001, which represents 6.53% of certificate accounts. The Bank anticipates that it will retain a portion of these accounts as well as raise new deposits to maintain sufficient liquidity.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was ($4.1) million for the three months ended March 31, 2001, compared to $20.1 million for the three months ended March 31, 2000. Net cash provided by investing activities was $115.8 million and ($5.6) million for the three months ended March 31, 2001 and 2000, respectively. Cash provided by investing activities during the three months ended March 31, 2001 was a result of the sale of investments in mortgage-backed securities of $39.8 million, sale of subprime loans of $29.3 million and the decrease in securities held under repurchase agreements of $25 million. Principal collections on loans of $10.3 million offset partially by the net increase in securities of $17.4 million were the primary components of cash provided by investing activities for the three months ended March 31, 2000. Net cash used in financing activities were $55.6 million and $28.3 million for the three months ended March 31, 2001 and 2000, respectively. This was primarily due to decreased deposit accounts and Federal Home Loan Bank advances.

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

    Under the Supervisory Agreement, dated September 25, 2000, between the Bank and the OTS, the OTS is requiring the Bank to achieve a minimum individual core capital ratio of 6% and a minimum individual risked-based capital ratio of 11%. In calculating these ratios, the Bank is required to double risk weight all subprime loans and all loans in excess of capital that are secured by owner-occupied 1 - 4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support. Appropriate credit support may include mortgage insurance, government guarantee, or readily marketable collateral that reduces the LTV ratio below 90%.

    Additionally, the Supervisory Agreement requires the Company to contribute to the Bank's capital $5.2 million. As of June 30, 2001, the capital infusion has not taken place. However, in July, the Company entered into an agreement to issue $15,000,000 in notes and warrants to purchase 1,166,400 shares. The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank, and settle other obligations. The closing of the transaction is expected to take place during the third quarter of 2001. At that time, all the stipulations of the PCA Directive, Order to Cease and Desist, and Supervisory Agreement will be met.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company. There has been no significant change in the Company's interest rate risk during the first quarter ending March 31, 2001.

    Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    There have been no material developments in the legal proceedings as previously report in the Company's Annual Form 10—K.

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

LIFE FINANCIAL CORPORATION
November 14, 2001 Date	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer (principal executive officer)
November 14, 2001 Date		/s/ ROY L. PAINTER Roy L. Painter Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

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