Form 10-Q
period 2001-09-30
LIFE FINANCIAL CORP
filed 2001-11-14
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-22193

LIFE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0743196 (I.R.S. Employer Identification No.)
10540 MAGNOLIA AVENUE, RIVERSIDE, CALIFORNIA (Address of principal executive offices)	92505 (Zip Code)

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
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

ii

Item 1. Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Cash and due from banks	$9,286	$7,810
Federal funds sold	—	730

Cash and cash equivalents	9,286	8,540
Securities held under repurchase agreements	—	25,000
Investment securities available for sale	32,138	42,370
Loans held for sale	5,924	—
Loans held for investment, net of allowance for loan losses of $4,679 in 2001 and $5,384 in 2000, respectively	207,687	316,724
Mortgage servicing rights	109	5,652
Accrued interest receivable	1,811	3,187
Foreclosed real estate	5,579	1,683
Premises and equipment	2,067	3,100
Current tax receivable	—	202
Deferred income taxes	—	901
Participation contract	4,429	4,429
Other assets	2,493	2,633

TOTAL ASSETS	$271,523	$414,421

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Non-interest bearing	$8,229	$9,858
Interest bearing	249,585	335,235
Borrowings	—	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,368	6,808

Total liabilities	261,682	400,521

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 and 1,333,687 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	13	13
Additional paid-in capital	42,628	42,629
Accumulated deficit	(32,904)	(28,912)
Accumulated other comprehensive income	104	170

Total stockholders' equity	9,841	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$271,523	$414,421

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
INTEREST INCOME:
Loans	$5,148	$8,810	$17,752	$30,749
Other interest-earning assets	642	921	2,022	2,399

Total interest income	5,790	9,731	19,774	33,148
INTEREST EXPENSE:
Interest-bearing deposits	3,392	6,610	12,462	19,806
Other borrowings	347	405	993	2,164
Subordinated debentures	53	53	157	158

Total interest expense	3,792	7,068	13,612	22,128

NET INTEREST INCOME	1,998	2,663	6,162	11,020
PROVISION FOR LOAN LOSSES	959	716	2,166	716

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,039	1,947	3,996	10,304
NONINTEREST INCOME (LOSS):
Loan servicing and mortgage banking fee income	333	2,351	1,572	5,890
Bank and other fee income	152	150	498	413
Net gain (loss) from loan sales	72	(5,798)	465	(5,887)
Net gain(loss) on investment securities	327	(1,025)	871	(1,025)
Other income(loss)	97	(65)	624	159

Total noninterest income(loss)	981	(4,387)	4,030	(450)
NONINTEREST EXPENSE:
Compensation and benefits	1,213	2,778	4,156	9,270
Premises and occupancy	628	1,100	1,967	3,399
Data processing	167	186	579	836
Net loss on foreclosed real estate	44	256	185	319
Other expense	1,737	2,383	4,165	6,267

Total noninterest expense	3,789	6,703	11,052	20,091

LOSS BEFORE INCOME TAXES	(1,769)	(9,143)	(3,026)	(10,237)
PROVISION FOR INCOME TAXES	966	2,068	966	1,623

NET LOSS	$(2,735)	$(11,211)	$(3,992)	$(11,860)

(LOSS) PER SHARE:
Basic (loss) per share	$(2.05)	$(8.41)	$(2.99)	$(8.89)
Diluted (loss) per share	$(2.05)	$(8.41)	$(2.99)	$(8.89)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,687	1,333,636	1,333,632
Diluted	1,333,572	1,333,687	1,333,636	1,333,632

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(Dollars in thousands)

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Accumulated Deficit		Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	1,333,687	$13	$42,629	$(28,912)	$170		$13,900
Comprehensive loss
Net loss	—	—	—	(3,992)	—	$(3,992)	(3,992)
Reversal of unrealized gains on investments, net of tax of $79	—	—	—	—	(66)	(66)	(66)

Total comprehensive loss	—	—	—	—	—	$(4,058)	—

Common Stock Repurchase	(115)	—	(1)	—	—		(1)

Balance at September 30, 2001	1,333,572	$13	$42,628	$(32,904)	$104		$9,841

Accompanying notes are an integral part of these consolidated financial statements

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,992)	$(11,860)
Adjustments to net loss
Depreciation and amortization	970	1,579
Provision for loan losses	2,166	716
Loss on sale and provision for losses on premises and equipment	—	724
Loss on sale, provision, and write-down of foreclosed real estate	1,350	467
Net unrealized and realized (gains)/losses and accretion on investment securities, residual mortgage-backed securities, participation contract and related mortgage servicing rights	(151)	1,106
Change in allowance on mortgage servicing rights	—	(576)
Loss on sale and securitization of loans held for sale	—	4,639
Gain on sale of investment securities available for sale	(871)	—
Purchase and origination of loans held for sale	—	(450,497)
Proceeds from the sales of and principal payments from loans held for sale	1,268	489,235
Write-down of loans transferred to held for investment	(15)	1,688
Change in current and deferred income tax receivable	1,103	19,705
Decrease in accrued expenses and other liabilities	(4,440)	(17,713)
Federal Home Loan Bank stock dividend	(143)	(160)
Decrease in other assets	1,515	5,773

Net cash (used in) provided by operating activities	(1,240)	44,826

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	123,090	45,735
Purchase and origination of loans held for investment	(31,940)	—
Gain on sale of loans held for investment	(132)	—
Principal payments on securities	1,112	51,691
Proceeds from sale of foreclosed real estate	3,429	1,389
Purchase of securities	(49,596)	(64,605)
Proceeds from sale or maturity of securities	59,830	—
Cash received on residual assets	—	356
Proceeds from sale of mortgage servicing rights	5,508	—
Decrease in securities held under repurchase agreements	25,000	—
Decrease (increase) in premises and equipment	98	(312)
Purchase of FHLB stock	(14)	—

Net cash provided by investing activities	136,385	34,254

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(87,279)	(59,932)
Proceeds from (repayment of) other borrowings	(27,120)	12,460
Repayment of FHLB advances	(20,000)	—
Net proceeds from issuance of common stock	—	50

Net cash (used in) provided by financing activities	(134,399)	(47,422)

NET INCREASE IN CASH AND CASH EQUIVALENTS	746	31,658
CASH AND CASH EQUIVALENTS, beginning of period	8,540	20,315

CASH AND CASH EQUIVALENTS, end of period	$9,286	$51,973

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$13,960	$21,941

Income taxes paid	$—	$73

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale to (from) held for investment	$(9,251)	$253,597

Transfers from loans to foreclosed real estate	$8,676	$977

Accompanying notes are and integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

    In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

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

Note 2—Regulatory Matters

    On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the Office of Thrift Supervision (the "OTS") which requires that the Company, among other things, contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS.

    Also, on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS that requires the Bank, among other things, to achieve a core capital of at least 6.0% and a total risk-based capital of at least 11.0% by March 31, 2001. In calculating these ratios, the Bank must double risk weight the amount of all loans, in excess of capital, that are secured by owner-occupied 1-4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support. Additionally, the Bank must risk weight all subprime loans it holds at double the regularly prescribed risk weighting.

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

    The additional $5.2 million capital contribution has not been raised. Since the Bank has failed to raise the capital, the OTS and the Bank have entered into a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver as of October 25, 2001.

    The Bank's capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2001
Total Capital (to risk-weighted assets)	$13,954	5.59%	$19,965	8.00%	$27,452	11.00%
Core Capital (to adjusted tangible assets)	10,834	4.00%	10,836	4.00%	16,253	6.00%
Tangible Capital (to tangible assets)	10,834	4.00%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,954	4.34%	9,982	4.00%	N.A.	N.A.
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	$18,904	8.00%	$29,400	11.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	16,616	4.00%	24,924	6.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	9,452	4.00%	N.A.	N.A.

    The September 30, 2001 capital ratios are calculated using double risk weighting for certain high loan to value residential and subprime loans in accordance with the Supervisory Agreement.

Note 3—Loss Per Share

    The table below sets forth the Company's loss per share calculations for the three and nine months ended September 30, 2001 and 2000.

    Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options by the weighted-average number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three months ended September 30, 2000 and 2001 were anti-dilutive. The outstanding shares for three and nine months ending September 30, 2000 have been adjusted for the one for five reverse stock split approved by the shareholders at the June 7, 2001 Annual Meeting of Stockholders.

    Loss per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net Loss	$(2,735)			$(11,211)

Basic EPS Loss Available to common Stockholders	$(2,735)	1,333,572	$(2.05)	$(11,211)	1,333,687	$(8.41)
Effect of Dilutive Stock Options	—	—		—	—

Diluted EPS Loss Available to common stockholders plus assumed conversions	$(2,735)	1,333,572	$(2.05)	$(11,211)	1,333,687	$(8.41)

	For the Nine Months Ended September 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net Loss	$(3,992)			$(11,860)

Basic EPS Loss Available to common Stockholders	$(3,992)	1,333,636	$(2.99)	$(11,860)	1,333,632	$(8.89)
Effect of Dilutive Stock Options	—	—	—	—

Diluted EPS Loss Available to common stockholders plus assumed conversions	$(3,992)	1,333,636	$(2.99)	$(11,860)	1,333,632	$(8.89)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

    The following presents management's discussion and analysis of the consolidated financial condition and operating results of the Company for the nine and three months ended September 30, 2001 and 2000. The discussion should be read in conjunction with the Company's Management's Discussion and Analysis included in both the Quarterly Report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001 and the 2000 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

FINANCIAL CONDITION

    Total assets of the Company were $271.5 million at September 30, 2001 compared to $414.4 million at December 31, 2000. The $142.9 million decrease in total assets from December 31, 2000 was primarily a result of a $103.1 million decrease in the loan portfolio.

Investment Securities

    A summary of the Company's securities as of September 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

	September 30, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss		Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$9,896	$113	$		$10,009
Mutual Funds	19,022	36		—	19,058
Other Securities	3,071	—		—	3,071

	$31,989	$149		$—	$32,138

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$39,160	$322	$(27)	$39,455
Other Securities	2,915	—	—	2,915

	$42,075	$322	$(27)	$42,370

Loans

    Loans totaled $213.6 million at September 30, 2001, including $5.9 million in loans held for sale, compared to $316.7 million at December 31, 2000, or a decrease of $103.1 million. The decrease includes loans sold of $29.3 million resulting in a gain of approximately $132,000. Additionally, the Bank originated $9.4 million in loans during the nine months ending September 30, 2001. Together with loan purchases of $11.5 million, total loan production for the nine months ending September 30, 2001 was $20.9 million with principal repayments totaling $93.5 million.

    For the nine months ending September 30, 2000, the Bank originated $200.1 million in loans. The Bank's loan production total for the nine months ending September 30, 2000 was $444.0 million and included $243.9 million of purchased loans. Loan sales totaled $464.8 million for the nine months ending September 30, 2000.

    The reduction in loan production is the result of ceasing the origination of loans for sale and of the Bank's stated intent to originate higher credit quality loans and to eliminate subprime originations. The reduction in loans and in new loan production was partially the result of management's efforts to comply with the Prompt Corrective Action Directive issued by the Office of Thrift Supervision on March 23, 2001.

    A summary of the Company's loan originations and sales for the nine months ended September 30, 2001 and 2000 are as follows (dollars in thousands):

	For the Nine Months ended
	September 30, 2001	September 30, 2000
Beginning balance, gross	$335,266	$458,556
Loans originated:
One to four family	6,888	165,695
Construction loans	1,557	24,338
Other loans	1,003	10,088

Total loans originated	9,448	200,121
Loans purchased	11,502	243,912

Subtotal—Production	20,950	444,033

Total	356,216	902,589
Less:
Principal repayments	93,508	73,756
Charge-offs	2,871
Sales of loans	29,343	464,791
Transfers to REO	8,676	977

Ending balance, gross	221,818	363,065
Loans in process, loan fees	(3,528)	(16,934)
Allowance for loan losses	(4,679)	(3,326)

Total Loans receivable, net	213,611	342,805
Less: Loans held for sale	5,924	—

Loans held for investment	$207,687	$342,805

Allowance for Loan Losses

    For the nine months ended September 30, 2001, the Company made a $2.2 million provision for loan losses compared to a $716 thousand provision during the nine months ended September 30, 2000.

    Allowance for loan losses totaled $4.7 million and $5.4 million at September 30, 2001 and December 31, 2000, respectively. The September 30, 2001 allowance for loan losses as a percent of total impaired loans was 26.64%, compared to 20.18% at December 31, 2000. Impaired loans, as a percent of gross loans was 7.92% at September 30, 2001, compared to 7.96% at December 31, 2000.

    The Company's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends. Given the composition of the Company's loan portfolio, the $4.7 million allowance for loan losses was considered adequate to cover losses inherent in the Company's loan portfolio at September 30, 2001. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

    The table below summarizes the activity of the Company's allowance for loan losses for the three and nine months ended September 30, 2001 and 2000 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Balance, beginning of period	$4,143	$2,710	$5,384	$2,749
Provision for loan losses	959	716	2,166	716
Recoveries	121	12	300	12
Charge-offs	(544)	(112)	(3,171)	(151)

Net charge-offs	(423)	(100)	(2,871)	(139)

Balance, end of period	$4,679	$3,326	$4,679	$3,326

Composition of Impaired Assets

    The table below summarizes the Company's composition of impaired assets as of the dates indicated:

	At September 30, 2001	At December 31, 2000
Impaired loans (1):
One to four family	$14,252	$24,764
Multi-family	66	67
Construction	2,530	2,184
Commercial	686	—
Other loans	29	55
Specific Allowance	(1,493)	(386)

Total impaired loans	16,070	26,684
REO	5,579	1,683
Participation Contract	4,429	—

Total impaired assets	$26,078	$28,367

Allowance for loan losses as a percent of gross loans	2.11%	1.61%
Allowance for loan losses as a percent of total impaired loans	26.64%	20.18%
Impaired loans as a percent of gross loans receivable	7.92%	7.96%
Impaired assets as a percent of total assets	9.60%	6.84%

(1)
Impaired loans consisted of all loans 90 days past due and foreclosures in process less than 90 days past due of $1.4 million and $4.5 million at September 30, 2001 and December 31, 2000, respectively. Also included in the September 30, 2001 impaired assets are $2.1 million in construction and commercial loans that are not past due but have been deemed impaired for reasons other than delinquency.

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

Liabilities and Stockholders' Equity

    Total liabilities of the Company decreased from $400.5 million at December 31, 2000 to $261.7 million at September 30, 2001. The decrease was primarily from decreases in deposits and reduced borrowing requirements.

    Total Bank deposits at September 30, 2001 was $257.8 million, compared to $345.1 million at December 31, 2000. The 25.30% decrease in deposits from December 31, 2000 is primarily due to decreases in wholesale and broker deposits. The Bank's strategy continues to focus more heavily on increasing retail deposits through the growth of both local consumer and business accounts and to reduce reliance on other borrowings. Previously the Company utilized brokered deposits, but according to the OTS' Prompt Corrective Action guidelines for undercapitalized institutions, the Bank cannot renew existing brokered deposits. At September 30, 2001, all brokered deposits have matured and the accounts have been closed.

    There were no other borrowings as of September 30, 2001 compared to $47.1 million at December 31, 2000. The $47.1 million decrease is due to reduced borrowing requirements with the decrease in loans.

RESULTS OF OPERATIONS

    Results for the quarter and year-to-date ended September 30, 2001 are compared to the quarter and year-to-date ended September 30, 2000 below.

Highlights for the three and nine months ended September 30, 2001 and 2000:

    The Company reported a net loss of $2.7 million for the quarter ended September 30, 2001, or $2.05 loss per share, compared with net loss of $11.2 million, or $8.41 loss per share for the quarter ended September 30, 2000. Net loss year-to-date for 2001 is $4.0 million, or $2.99 loss per share, compared to net loss of $11.9 million, or $8.89 loss per share, for the nine months ended September 30, 2000.

    The loss of $2.7 million for the quarter ended September 30, 2001 included a $507,000 expense accrual for various potential liabilities and a $970,000 writeoff of the Company's deferred tax asset. For the nine months ended September 30, 2001 the loss of $4.0 million included one-time gain of $871,000 from the sale of investment securities, $102,000 from the sale of servicing rights, and $132,000 from the sale of subprime loans.

    For the three and nine months ended September 30, 2001, the Company's noninterest expense decreased in comparison to the three and nine months ended September 30, 2000, by $3.9 million and $9.0 million, respectively. The decrease in noninterest expense is consistent with the reduction in the scale of operations and is a result of efforts by management to gain efficiencies.

Net Interest Income:

    The Company's net interest income before provision for credit losses decreased 25.0% to $2.0 million during the three months ended September 30, 2001, compared to $2.7 million for the three months ended September 30, 2000. Additionally, net interest income for the nine months ended September 30, 2001 decreased $4.9 million from September 30, 2000. The decline is primarily due to the decrease in loans outstanding and loan yield. Average loans for the nine months ending September 30, 2001 decreased $179.9 million from the same prior year period. Additionally, the average loan yield was 23 basis points lower during the nine months ended September 30, 2001 as compared to the same period in 2000.

    For the three months ending September 30, 2001, the Company's net interest margin was 2.86% as compared to a net interest margin of 2.30% during the same period in 2000. The change in the Company's net interest margin was primarily due to the increase in loan yield of 37 basis points. Average interest bearing deposits cost was 5.14% for the quarter ended September 30, 2001 as compared to 6.06% for the quarter ended September 30, 2000. For the nine months ending September 30, 2001, the Company's net interest margin was 2.64% as compared to a net interest margin of 3.01% during the same period in 2000.

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended September 30, 2001 and 2000.

    The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
(Dollars in thousands)	(unaudited)			(unaudited)
Assets
Interest-earning assets:
Cash and cash equivalents	$14,814	$152	4.10%	$1,406	$54	15.36%
Federal funds sold	458	3	2.98%	3,706	63	6.80%
Investment securities	36,745	487	5.30%	52,642	804	6.12%
Loans receivable	227,547	5,148	9.05%	405,962	8,810	8.68%

Total interest-earning assets	279,564	5,790	8.29%	463,716	9,731	8.40%
Non-interest-earning assets	19,640			48,542

Total assets	$299,204			$512,258

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$26,280	89	1.36%	$31,534	$170	2.16%
Certificate accounts	237,613	3,303	5.56%	405,110	6,440	6.36%

Total interest-bearing deposits	263,893	3,392	5.14%	436,644	6,610	6.06%
Other borrowings	19,348	347	7.18%	24,194	405	6.68%
Subordinated debentures	1,500	53	14.01%	1,500	53	14.01%

Total interest-bearing liabilities	284,741	3,792	5.33%	462,338	7,068	6.12%

Non-interest-bearing liabilities	2,513			17,561

Total liabilities	287,254			479,899
Equity	11,950			32,359

Total liabilities and equity	$299,204			$512,258

Net interest income		$1,998			$2,663

Net interest rate spread			2.96%			2.28%

Net interest margin			2.86%			2.30%

Ratio of interest-earning assets to interest-bearing liabilities			98.18%			100.34%

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the nine months ended September 30, 2001 and 2000.

    The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
(Dollars in thousands)	(unaudited)			(unaudited)
Assets
Interest-earning assets:
Cash and cash equivalents	$25,662	$945	4.91%	$2,532	$223	11.74%
Federal funds sold	459	15	4,30%	3,027	205	9.03%
Investment securities	24,608	1,062	5.75%	41,837	1,971	6.28%
Loans receivable	261,044	17,752	9.07%	440,900	30,749	9.30%

Total interest-earning assets	311,773	19,774	8.46%	488,296	33,148	9.05%
Non-interest-earning assets	23,346			58,595

Total assets	$335,119			$546,891

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$26,786	301	1.50%	$31,993	$524	2.18%
Certificate accounts	267,412	12,161	6.06%	419,803	19,282	6.12%

Total interest-bearing deposits	294,198	12,462	5.65%	451,796	19,806	5.85%
Other borrowings	20,715	993	6.39%	38,668	2,164	7.46%
Subordinated debentures	1,500	157	14.01%	1,500	158	14.04%

Total interest-bearing liabilities	316,413	13,612	5.74%	491,964	22,128	6.00%

Non-interest-bearing liabilities	5,602			20,756

Total liabilities	322,015			512,720
Equity	13,104			34,171

Total liabilities and equity	$335,119			$546,891

Net interest income		$6,162			$11,020

Net interest rate spread			2.72%			3.05%

Net interest margin			2.64%			3.01%

Ratio of interest-earning assets To interest-bearing liabilities			98.53%			99.25%

Provision for Loan Losses:

    The provision for loan loss was $2.2 million for the nine months ended September 30, 2001 compared to $716 thousand for the nine months ended September 30, 2000. The increase is comprised of $2.2 million increase in charge-offs, the aforementioned $634 thousand mark-to-market adjustment, partially offset by a reduction in the provision for the decrease in loans outstanding. Additionally, the change in provision for loan loss increased the allowance for loan loss as a percentage of gross loans from 1.61% at year ended December 31, 2000 to 2.11% at nine months ended September 30, 2001.

Noninterest Income (loss)

    Noninterest income was $981,000 and $4.0 million for the three and nine months ended September 30, 2001 compared to $4.4 million loss and $450,000 loss for the three and nine months ended September 30, 2000, respectively. The $4.4 million loss for the three months ended September 30, 2000 was the result of a $5.8 million loss from the sale of subprime loans, a $1.0 million writedown of the participation contract offset by $2.4 million income from loan servicing and mortgage banking fee income. The $981,000 non-interest income for the three months ended September 30, 2001 resulted from a $327,000 gain from the sale of investment securities and $333,000 of loan servicing income plus other noninterest income.

    The noninterest loss for the nine months ended September 30, 2000 was the result of $5.9 million loss on the sale of subprime loans, a $1.0 million writedown of the participation contract offset by $5.9 million of income from loan servicing and mortgage banking fee income.

    The $4.0 million of noninterest income included $1.6 million of servicing fee income. The $4.2 million decrease in servicing income is primarily the result of the sale of mortgage servicing rights during the first quarter of 2001. The other components of noninterest income were $500,000 of bank and other fee income, $465,000 gain on loan sales, $871,000 gain from the sale of investment securities and $624,000 of other income.

Noninterest Expense

    Noninterest expense was $3.8 million for the three months ended September 30, 2001, which was $2.9 million lower than the same period in 2000. The 43.3% decrease is primarily a result of reduced compensation expense of $1.5 million related to reduction in personnel, and a $507,000 provision for the recording of assignments and reconveyances and other potential liabilities, and a $472 thousand decrease in premises and occupancy expense related to the closure of the mortgage banking offices and a retail branch location during 2000. Noninterest expense for the nine months ended September 30, 2001 was $11.1 million compared to $20.1 million for the nine months ended September 30, 2000.

LIQUIDITY

    The Company's primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average liquidity ratios were 16.61% and 10.95% for the quarters ended September 30, 2001 and 2000, respectively.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was ($1.2) million for the nine months ended September 30, 2001, compared to $44.8 million for the nine months ended September 30, 2000. Net cash provided by investing activities was $136.4 million and $34.3 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by investing activities during the nine months ended September 30, 2001 was a result of principal collections on loans of $92.2 million, sale of subprime loans of $30.7 million and the decrease in securities held under repurchase agreements of $25 million. Principal collections on loans of $45.7 million offset partially by the net increase in securities of $12.9 million were the primary components of cash provided by investing activities for the nine months ended September 30, 2000. Net cash used in financing activities were $134.4 million and $47.4 million for the nine months ended

September 30, 2001 and 2000, respectively. This was due to decreased deposit accounts and Federal Home Loan Bank advances.

    The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At September 30, 2001, cash and short-term investments totaled $9.3 million. The Company has other sources of liquidity if a need for additional funds arises including the utilization of a line of credit at the Federal Home Loan Bank (FHLB) which is limited to overnight advances with new borrowings requiring FHLB credit committee approval.

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

    Under the Supervisory Agreement, dated September 25, 2000, between the Bank and the OTS, the OTS is requiring the Bank to achieve a minimum individual core capital ratio of 6% and a minimum individual risked-based capital ratio of 11%. In calculating these ratios, the Bank is required to double risk weight all subprime loans and all loans secured by owner-occupied 1-4 family residential property with a loan-to-value (LTV) ratio of 90% or greater unless the loan has appropriate credit support. Appropriate credit support may include mortgage insurance, government guarantee, or readily marketable collateral that reduces the LTV ratio below 90%.

    Additionally, the Supervisory Agreement requires the Company to contribute to the Bank's capital $5.2 million. As of September 30, 2001, the capital infusion has not taken place. The Board of Directors has consented to the appointment of a receiver by the OTS. The basis for the consent is the Bank is significantly undercapitalized, is in violation of the Supervisory Agreement dated September 25, 2000, the Bank is in violation of a Prompt Corrective Action Directive dated March 23, 2001, and the OTS considers the Bank to be in an unsafe and unsound condition. Since the Bank has failed to raise the capital, the OTS and the Bank have entered into a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver as of October 25, 2001. The Bank has requested forbearance from the appointment of a receiver from the OTS pending the proposed acquisition of the Company as described in Item 4 below. The OTS has not responded to the Bank's request.

    The following table reflects the Bank's capital ratios based on ending assets at September 30, 2001 and the related OTS requirements for adequately capitalized:

Dollars in Thousands

	Actual		To be adequately capitalized under the Prompt Corrective Action Directive:		Individual Minimum Capital required under the Supervisory Agreement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
At September 30, 2001
Total Capital (to risk-weighted assets)	$13,954	5.59%	$19,965	8.00%	$27,452	11.00%
Core Capital (to adjusted tangible assets)	10,834	4.00%	10,836	4.00%	16,253	6.00%
Tangible Capital (to tangible assets)	10,834	4.00%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,954	4.34%	9,982	4.00%	N.A.	N.A.

  a)
  As of September 30, 2001, the Bank did not meet the capital ratios required to be considered adequately capitalized.

  b)
  The percentages and ratios to be "well-capitalized" under prompt and corrective action provisions as issued by the OTS are 5.0% core capital, 10.0% risk-based capital, 6.0% Tier 1 risk-based capital and 2.0% tangible capital.

    As of September 30, 2001, the Bank had outstanding commitments to originate or purchase mortgage loans of $939,000 compared to $1.4 million as of December 31, 2000. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of September 30, 2001 compared to the period ended December 31, 2000 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2000 included in the Company's Annual Report on Form 10K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company. There has not been a significant change in the Company's interest rate risk during the nine months ending September 30, 2001.

    Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company.

Item 4. Subsequent Events

    The Company has entered into an agreement in principle with Vineyard National Bancorp (Vineyard) to acquire Life Financial Corporation through the exchange of Life Financial shares for newly issued Vineyard shares. The transaction is subject to Board of Director, shareholder and regulatory approval, the receipt of fairness opinions from independent financial advisors, and the execution of a definitive agreement. In the event the transaction with Vineyard is not executed, the Board of Directors has consented to the appointment of a receiver by the OTS. The basis for the consent is the Bank is significantly undercapitalized, is in violation of the Supervisory Agreement dated September 25, 2000, the Bank is in violation of a Prompt Corrective Action Directive dated March 23, 2001, and the OTS considers the Bank to be in an unsafe and unsound condition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    There were no material legal proceeding developments during the three-month period ended September 30, 2001.

Item 2. Changes in Securities and Use of Proceeds

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

  (a)
  Reports on Form 8K

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE FINANCIAL CORPORATION
November 14, 2001 Date	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer (principal executive officer)
November 14, 2001 Date	By:	/s/ ROY L. PAINTER Roy L. Painter Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES FORM 10-Q INDEX FOR THE QUARTER ENDED SEPTEMBER 30, 2001
Item 1. Financial Statements.
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data) (UNAUDITED)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (Dollars in thousands) (UNAUDITED)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Dollars in thousands)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (UNAUDITED)
  Note 1—Basis of Presentation
  Note 2—Regulatory Matters
  Note 3—Loss Per Share
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  FORWARD-LOOKING STATEMENTS
  GENERAL
  FINANCIAL CONDITION
  Investment Securities
  Loans
  Allowance for Loan Losses
  Composition of Impaired Assets
  Participation Contract
  Liabilities and Stockholders' Equity
RESULTS OF OPERATIONS
  Highlights for the three and nine months ended September 30, 2001 and 2000
  Net Interest Income
  Provision for Loan Losses
  Noninterest Income (loss)
  Noninterest Expense
LIQUIDITY
CAPITAL RESOURCES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Subsequent Events
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES