Form 10-Q/A
period 2001-06-30
LIFE FINANCIAL CORP
filed 2001-11-29
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of November 28, 2001.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
INDEX
FOR THE QUARTER ENDED JUNE 30, 2001

ii

Item 1. Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Cash and due from banks	$23,736	$7,810
Federal funds sold	850	730

Cash and cash equivalents	24,586	8,540
Securities held under repurchase agreements	—	25,000
Investment securities available for sale	36,017	42,370
Loans held for sale	8,353	—
Loans held for investment, net of allowance for loan losses of $4,143 in 2001 and $5,384 in 2000, respectively	226,310	316,724
Mortgage servicing rights	117	5,652
Accrued interest receivable	1,939	3,187
Foreclosed real estate	4,519	1,683
Premises and equipment	2,358	3,100
Current tax receivable	—	202
Deferred income taxes	1,063	901
Participation contract	4,429	4,429
Other assets	3,544	2,633

TOTAL ASSETS	$313,235	$414,421

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts
Non-interest bearing	$8,458	$9,858
Interest bearing	268,145	335,235
Borrowings	20,000	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,724	6,808

Total liabilities	300,827	400,521

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 shares issued and outstanding	13	13
Additional paid-in capital	42,629	42,629
Accumulated deficit	(30,169)	(28,912)
Accumulated other comprehensive (loss) income	(65)	170

Total stockholders' equity	12,408	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$313,235	$414,421

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
INTEREST INCOME:
Loans	$5,760	$10,990	$12,604	$21,939
Other interest-earning assets	710	966	1,379	1,477

Total interest income	6,470	11,956	13,983	23,416

INTEREST EXPENSE:
Interest-bearing deposits	4,178	6,665	9,069	13,195
Other borrowings	295	1,011	646	1,759
Subordinated debentures	53	53	105	105

Total interest expense	4,526	7,729	9,820	15,059

NET INTEREST INCOME	1,944	4,227	4,163	8,357
PROVISION FOR LOAN LOSSES	788	—	1,206	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,156	4,227	2,957	8,357
NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	422	1,418	1,238	3,540
Bank and other fee income	163	145	346	263
Net gain (loss) from Loan Sales	45	1,263	393	(90)
Net gain on investment securities	—	148	544	166
Other income (loss)	351	(143)	528	58

Total noninterest income	981	2,831	3,049	3,937
NONINTEREST EXPENSE:
Compensation and benefits	1,242	3,191	2,943	6,492
Premises and occupancy	604	1,077	1,339	2,299
Data processing	203	333	412	650
Net loss on foreclosed real estate	90	95	142	63
Other expense	1,253	2,132	2,427	3,883

Total noninterest expense	3,392	6,828	7,263	13,387

INCOME (LOSS) BEFORE INCOME TAXES	(1,255)	230	(1,257)	(1,093)
PROVISION (BENEFIT) FOR INCOME TAXES	(4)	105	—	(444)

NET INCOME (LOSS)	$(1,251)	$125	$(1,257)	$(649)

(LOSS) EARNINGS PER SHARE:
Basic (loss) earnings per share	$(.94)	$.09	$(.94)	$(0.49)
Diluted (loss) earnings per share	$(.94)	$.09	$(.94)	$(0.49)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,649	1,333,687	1,333,668	1,333,605
Diluted	1,333,649	1,333,956	1,333,668	1,333,605

Accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(Dollars in thousands)
(UNAUDITED)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Retained Earnings Deficit	Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	1,333,687	$13	$42,629	$170	$(28,912)		$13,900
Comprehensive loss
Net loss	—	—	—	—	(1,257)	$(1,257)	(1,257)
Reversal of unrealized gains on investments, net of tax of $23	—	—	—	(235)	—	(235)	(235)

Total comprehensive loss	—	—	—	—	—	$(1,492)	—

Common Stock Repurchase	(115)	—	—	—	—		—

Balance at June 30, 2001	1,333,572	$13	$42,629	$(65)	$(30,169)		$12,408

Accompanying notes are an integral part of these consolidated financial statements

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,257)	$(649)
Adjustments to net loss
Depreciation and amortization	671	2,164
Provision for credit losses	1,206	—
Loss on sale, provision, and write-down of foreclosed real estate	961	149
Net unrealized and realized losses and accretion on investment securities, residual mortgage-backed securities, participation contract and related mortgage servicing rights	(65)	(843)
Loss (gain) on sale and securitization of loans held for sale	—	(565)
Gain on sale of investment securities available for sale	(544)	—
Purchase and origination of loans held for sale	—	(369,139)
Proceeds from the sales of and principal payments from loans held for sale	—	362,882
Write-down of loans transferred from (to) held for investment	466	(3,000)
Change in current and deferred income tax receivable	40	14,830
Decrease in accrued expenses and other liabilities	(4,084)	(14,886)
Federal Home Loan Bank stock dividend	(99)	(57)
Decrease in other assets	338	4,697

Net cash (used in) operating activities	(2,367)	(4,417)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	92,158	28,909
Purchase and origination of loans held for investment	(17,484)	—
Loss (gain) on sale of loans held for investment	(132)	—
Principal payments on securities	—	33,087
Proceeds from sale of foreclosed real estate	2,049	1,067
Purchase of securities	(32,990)	(55,771)
Proceeds from sale or maturity of securities	39,830	150
Proceeds from sale of mortgage servicing rights	5,508	—
Decrease in securities held under repurchase agreements	25,000	—
Decrease (increase) in premises and equipment	98	(292)
Purchase of FHLB stock	(14)	—

Net cash provided by investing activities	114,023	7,150

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(68,490)	(16,746)
Repayment of other borrowings	(27,120)	(17,873)
Proceeds from FHLB advances	—	40,400
Net proceeds from issuance of common stock	—	50

Net cash (used in) provided by financing activities	(95,610)	5,831

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,046	8,564
CASH AND CASH EQUIVALENTS, beginning of period	8,540	20,315

CASH AND CASH EQUIVALENTS, end of period	$24,586	$28,879

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$9,898	$14,725

Income taxes paid	$—	$73

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale to (from) held for investment	$(9,251)	$139,012

Transfers from loans to foreclosed real estate	$5,846	$769

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

    In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2001.

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

    The additional $5.2 million capital contribution has not been raised. Since the Bank has failed to raise the capital, the OTS and the Bank have entered into a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver as of October 25, 2001. However, in November the Company entered into an agreement to issue $12,000,000 in notes and warrants to purchase 1,166,400 shares. The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank, and settle other obligations. The closing of the transaction is expected to take place during the first quarter of 2002. At that time, all the stipulations of the PCA Directive, Order to Cease and Desist, and Supervisory Agreement will be met.

    The OTS has issued a letter of non-objection to the Note and Warrant Purchase Agreement except for a requirement in the agreement that requires the OTS to assign to the Bank a composite rating of no higher than "3" and provided that certain conditions are met. The conditions include the analysis and final approval of an He(1) application to be filed by the investor and any individuals required to join in the application.

    A special meeting of shareholders will be scheduled in September or October of 2001 to vote on the proposals related to the agreement. Shareholders of record on August 1, 2001 will have the right to vote on the proposals.

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

Note 3—Earnings (Loss) Per Share

    The table below sets forth the Company's earnings (loss) per share calculations for the three and six months ended June 30, 2001 and 2000.

    Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options by the weighted-average number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three and six months ended June 30, 2000 and 2001 were anti-dilutive. The outstanding shares for three and six months ending June 30, 2000 and 2001 have been adjusted for the 1:5 reverse stock split approved by the shareholders at the June 7, 2001 Annual Meeting of Stockholders.

    Earnings (loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Net Earnings (Loss)	$(1,251)			$125

Basic EPS Earnings (Loss) Available to common Stockholders	$(1,251)	1,333,649	$(0.94)	$125	1,333,687	$0.09
Effect of Dilutive Stock Options	—	—		—	—

Diluted EPS Earnings (Loss) Available to common stockholders plus assumed conversions	$(1,251)	1,333,649	$(0.94)	$125	1,333,956	$0.09

	For the Six Months Ended June 30,
	2001			2000
	Net Loss	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
Net Loss	$(1,257)			$(649)

Basic EPS (Loss) Available to common Stockholders	$(1,257)	1,333,668	$(0.94)	$(649)	1,333,605	$(0.49)
Effect of Dilutive Stock Options	—	—		—	—

Diluted EPS (Loss) Available to common stockholders plus assumed conversions	$(1,257)	1,333,668	$(0.94)	$(649)	1,333,605	$(0.49)

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

Investment Securities

    A summary of the Company's securities as of June 30, 2001 and December 31, 2000 is as follows (dollars in thousands):

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

Loans

    Loans totaled $234.7 million at June 30, 2001 compared to $316.7 million at December 31, 2000, or a decrease of $82.0 million. The decrease includes loans sold of $29.3 million resulting in a gain of approximately $132,000. Additionally, the Bank originated $5.5 million in loans during the six months ending June 30, 2001. Together with loan purchases of $5.0 million, total loan production for the six months ending June 30, 2001 was $10.5 million with principal repayments totaling $61.4 million.

    For the six months ending June 30, 2000, the Bank originated $152.9 million in loans. The Bank's loan production total for the six months ending June 30, 2000 was $369.1 million and included $216.2 million of purchased loans. Loan sales totaled $344.1 million for the six months ending June 30, 2000.

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

    A summary of the Company's loan originations and sales for the six months ended June 30, 2001 and 2000 are as follows (dollars in thousands):

	For the Six Months ended
	June 30, 2001	June 30, 2000
Beginning balance, gross	$335,266	$458,556
Loans originated:
One to four family	4,522	129,889
Construction loans	—	17,021
Other loans	1,003	6,034

Total loans originated	5,525	152,944
Loans purchased	4,988	216,195

Subtotal—Production	10,513	369,139

Total	345,779	827,695
Less:
Principal repayments	61,442	49,659
Charge-offs	2,447	(116)
Sales of loans	29,343	344,063
Transfers to REO	5,846	768

Ending balance, gross	246,701	433,321
Loans in process, loan fees	(7,895)	(16,139)
Allowance for loan losses	(4,143)	(2,710)

Total Loans receivable, net	234,663	414,472
Less:
Loans held for sale	8,353	177,620

Loans held for investment	$226,310	$236,852

Allowance for Loan Losses

    For the six months ended June 30, 2001, the Company made a $1.2 million provision for loan losses compared to no provision during the six months ended June 30, 2000.

    Allowance for loan losses totaled $4.1 million and $5.4 million at June 30, 2001 and December 31, 2000, respectively. During the three months ending June 30, 2001 the Company transferred $1.3 million from General Loss Allowance to Specific Allowance. The June 30, 2001 allowance for loan losses as a percent of total impaired loans was 21.67%, compared to 20.18% at December 31, 2000. Impaired loans, as a percent of gross loans was 7.75% at June 30, 2001, compared to 7.96% at December 31, 2000.

    The Company's determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends. Given the composition of the Company's loan portfolio, the $4.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company's loan portfolio at June 30, 2001. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company's or the Bank's service area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

    The table below summarizes the activity of the Company's allowance for loan losses for the three and six months ended June 30, 2001 and 2000 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Balance, beginning of period	$4,818	$2,749	$5,384	$2,749
Provision for loan losses	788	—	1,206	—
Recoveries	150	—	179	—
Charge-offs	(1,613)	(39)	(2,626)	(39)

Net charge-offs	(1,463)	(39)	(2,447)	(39)

Balance, end of period	$4,143	$2,710	$4,143	$2,710

Composition of Impaired Assets

    The table below summarizes the Company's composition of impaired assets as of the dates indicated:

	At June 30, 2001	At December 31, 2000
Impaired loans (1):
One to four family	$16,912	$24,764
Multi-family	—	67
Construction	2,184	2,184
Commercial	—	—
Other loans	26	55
Specific Allowance	(1,667)	(386)

Total impaired loans	17,455	26,684
REO	4,519	1,683

Total impaired assets	$21,974	$28,367

Allowance for loan losses as a percent of gross loans held for investment	1.68%	1.61%
Allowance for loan losses as a percent of total impaired loans	21.67%	20.18%
Impaired loans as a percent of gross loans receivable	7.75%	7.96%
Impaired assets as a percent of total assets	7.02%	6.84%

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

    The loss of $1.3 million for the quarter ended June 30, 2001 included a $634,000 mark-to-market adjustment related to the reclassification of non-performing loans to loans held for sale. For the six months ended June 30, 2001 the loss of $1.3 million included one-time gains of $544,000 from the sale of investment securities, $102,000 from the sale of servicing rights, and $132,000 from the sale of subprime loans.

    For the three and six months ended June 30, 2001, the Company's noninterest expense decreased in comparison to the three and six months ended June 30, 2000, by $3.4 million and $6.1 million, respectively. The decrease in noninterest expense is consistent with the reduction in the scale of operations and is a result of conscious efforts by management to gain efficiencies.

Net Interest Income:

    The Company's net interest income before provision for credit losses decreased 54.0% to $1.9 million during the three months ended June 30, 2001, compared to $4.2 million for the three months ended June 30, 2000. Additionally, net interest income for the six months ended June 30, 2001 decreased $4.2 million from June 30, 2000. The decline is primarily due to the decrease in loans outstanding and loan yield. Average loans for the six months ending June 30, 2001 decreased $180.5 million from the same prior year period. Additionally, the average loan yield was 50 basis points lower during the six months ended June 30, 2001 as compared to the same period in 2000.

    For the three months ending June 30, 2001, the Company's net interest margin was 2.52% as compared to a net interest margin of 3.29% during the same period in 2000. The change in the Company's net interest margin was primarily due to the above mentioned loan yield decrease. Average interest bearing deposits cost was 5.73% for the quarter ended June 30, 2001 as compared to 5.82% for June 30, 2000. For the six months ending June 30, 2001, the Company's net interest margin was 2.54% as compared to a net interest margin of 3.31% during the same period in 2000.

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended June 30, 2001 and 2000.

    The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
(Dollars in thousands)
	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$45,798	$546	4.77%	$995	$49	19.70%
Federal funds sold	222	2	3.60%	4,587	70	6.10%
Investment securities, net	10,802	162	6.00%	54,081	847	6.26%
Loans receivable, net	252,187	5,760	9.14%	453,933	10,990	9.68%

Total interest-earning assets	309,009	6,470	8.38%	513,596	11,956	9.31%
Non-interest-earning assets	23,100			55,122

Total assets	$332,109			$568,718

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$26,372	103	1.56%	$32,558	$178	2.19%
Certificate accounts	265,259	4,075	6.14%	425,557	6,487	6.10%

Total interest-bearing deposits	291,631	4,178	5.73%	458,115	6,665	5.82%

Other borrowings	20,000	295	5.90%	55,873	1,011	7.24%
Subordinated debentures	1,500	53	14.01%	1,500	53	14.01%

Total interest-bearing liabilities	313,131	4,526	5.78%	515,488	7,729	6.00%

Non-interest-bearing liabilities	3,312			18,523

Total liabilities	316,443			534,011

Equity	15,666			34,707

Total liabilities and equity	$332,109			$568,718

Net interest income		$1,944			$4,227

Net interest rate spread			2.60%			3.31%

Net interest margin			2.52%			3.29%

Ratio of interest-earning assets to interest-bearing liabilities			98.69%			99.63%

    The following table sets forth the Company's average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the six months ended June 30, 2001 and 2000.

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

Provision for Loan Losses:

    The provision for loan loss was $1.2 million for the six months ended June 30, 2001 compared to $0 for the six months ended June 30, 2000. The increase is comprised of $1.8 million increase in charge-offs, the aforementioned $634 thousand mark-to-market adjustment, partially offset by a reduction in the provision for the decrease in loans outstanding. Additionally, the change in provision for loan loss increased the allowance for loan loss as a percentage of loans held for investment from 1.61% at year ended December 31, 2000 to 1.68% at six months ended June 30, 2001.

Noninterest Income (loss)

    Noninterest income was $981,000 and $3.0 million for the three and six months ended June 30, 2001 compared to $2.8 million and $3.9 million for the three and six months ended June 30, 2000, respectively. This decrease in noninterest income is primarily due to reduced loan servicing and mortgage banking fee income in the six months ended June 30, 2001 due to the restructuring of the Company.

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

LIQUIDITY

    The Company's primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank's average liquidity ratios were 15.50% and 5.69% for the quarters ended June 30, 2001 and 2000, respectively.

    The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was ($2.4) million for the six months ended June 30, 2001, compared to ($4.4) million for the six months ended June 30, 2000. Net cash provided by investing activities was $114.0 million and $7.1 million for the six months ended June 30, 2001 and 2000, respectively. Cash provided by investing activities during the six months ended June 30, 2001 was a result of principal collections on loans of $61.4 million, sale of subprime loans of $30.7 million and the decrease in securities held under repurchase agreements of $25 million. Principal collections on loans of $28.9 million offset partially by the net increase in securities of $22.5 million were the primary components of cash provided by investing activities for the six months ended June 30, 2000. Net cash used in financing activities were ($95.6) million and $5.8 million for the six months ended June 30, 2001 and 2000, respectively. This was primarily due to decreased deposit accounts and Federal Home Loan Bank advances.

    The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, lending and investing activities during any given period. At June 30, 2001, cash and short-term investments totaled $60.6 million. The Company has other sources of liquidity if a need for additional funds arises including the utilization of a line of credit at the Federal Home Loan Bank (FHLB) which is limited to overnight advances with new borrowings requiring FHLB credit committee approval. FHLB advances as of June 30, 2001 totaled $20.0 million.

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

    Additionally, the Supervisory Agreement requires the Company to contribute to the Bank's capital $5.2 million. As of June 30, 2001, the capital infusion has not taken place. In October, the Board of Directors entered into a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver with the OTS. The basis for the consent is the Bank is significantly undercapitalized, is in violation of the Supervisory Agreement dated September 25, 2000, the Bank is in violation of a Prompt Corrective Action Directive dated March 23, 2001, and the OTS considers the Bank to be in an unsafe and unsound condition. In November, the Company entered into an agreement to issue $12,000,000 in notes and warrants to purchase 1,166,400 shares. The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank, and settle other obligations. The closing of the transaction is expected to take place during the first quarter of 2002. At that time, all the stipulations of the PCA Directive, Order to Cease and Desist, and Supervisory Agreement will be met.

    The following table reflects the Bank's capital ratios based on ending assets at June 30, 2001 and the related OTS requirements for adequately capitalized:

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

    As of June 30, 2001, the Bank had outstanding commitments to originate or purchase mortgage loans of $9.6 million compared to $1.4 million as of December 31, 2000. Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company's commitments or contingent liabilities as of June 30, 2001 compared to the period ended December 31, 2000 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2000 included in the Company's Annual Report on Form 10K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews on a quarterly basis the Company's asset/liability position. The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company. There has not been a significant change in the Company's interest rate risk during the six months ending June 30, 2001.

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

    In November, 2001 the Company entered into an agreement to issue $12,000,000 in notes and warrants to purchase 1,166,400 shares, which, if exercised would represent 47% of the Company's common stock. The Note and Warrant Purchase Agreement and related documents are subject to shareholder and regulatory approvals. The closing of the transaction is expected to take place during the first quarter of 2002. The Company intends to utilize the proceeds from the issuance of the notes to infuse capital into the Bank, purchase certain assets from the Bank and settle other obligations.

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

LIFE FINANCIAL CORPORATION
Date: November 28, 2001	By:	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer (principal executive officer)
Date: November 28, 2001	By:	/s/ ROY L. PAINTER Roy L. Painter Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES FORM 10-Q/A INDEX FOR THE QUARTER ENDED JUNE 30, 2001
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
SIGNATURES