Form 10-K/A
period 2000-12-31
LIFE FINANCIAL CORP
filed 2001-11-30
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

Appendix B

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

    One- to Four-Family Mortgage Lending.  The Bank currently offers adjustable-rate mortgage loans secured by one- to four-family residences located in its primary market area with maturities up to thirty years. At December 31, 2000, the Bank's total (gross) loans outstanding were $335.3 million, of which $270.8 million or 80.8% were one- to four-family residential loans. Of the one- to four-family residential mortgage loans outstanding at that date, 45.1% were fixed rate loans, and 54.9% were adjustable-rate mortgage loans.

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

	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.25	$3.88	$4.25	$4.50
Low	$0.28	$2.25	$2.56	$2.56
	Year Ended December 31, 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.69	$5.50	$5.63	$5.63
Low	$3.36	$3.81	$3.06	$3.13

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands):

	At December 31,
	2000	1999	1998	1997	1996
Selected Balance Sheet Data:
Total assets	$414,421	$551,901	$428,078	$397,071	$101,763
Participation contract	4,429	9,288	—	—	—
Securities and FHLB stock	42,370	32,833	4,471	6,079	8,837
Loans held for sale	—	330,727	243,497	289,268	31,018
Loans held for investment	322,108	106,350	93,604	31,649	38,520
Allowance for loan losses	5,384	2,749	2,777	2,573	1,625
Residual mortgage-backed securities at fair value	—	—	50,296	45,352	4,691
Mortgage servicing rights	5,652	6,431	13,119	8,526	2,645
Deposit accounts	345,093	468,859	323,433	211,765	85,711
Borrowings	48,620	19,373	41,477	119,170	3,278
Stockholders' equity	13,900	34,462	51,998	50,886	7,716
Book value per share(1)	$10.42	$25.90	$39.62	$38.86	$12.01
Shares outstanding(1)	1,333,687	1,330,687	1,312,479	1,309,343	642,343
	Year Ended December 31,
	2000	1999	1998	1997	1996
Operating Data:
Interest income	$41,519	$46,378	$41,104	$21,146	$6,928
Interest expense	28,446	25,577	22,915	12,830	3,766

Net interest income	13,073	20,801	18,189	8,316	3,162
Provision for loan losses	2,910	5,382	4,166	1,850	963

Net interest income after provision for loans losses	10,163	15,419	14,023	6,466	2,199
Net gains (losses) from mortgage banking	(5,684)	7,451	23,444	25,730	5,708
Other noninterest income (loss)	3,548	(22,471)	(8,490)	1,500	760
Noninterest expense	25,806	29,643	27,190	15,990	8,681

Income (loss) before income tax provision (benefit)	(17,779)	(29,244)	1,787	17,706	(14)
Income tax provision (benefit)	3,003	(11,405)	728	7,382	38

Net income (loss)	$(20,782)	$(17,839)	$1,059	$10,324	$(52)

Basic earnings (loss) per share(2)	$(15.58)	$(13.57)	$0.81	$10.57	$(0.11)

Diluted earnings (loss) per share(2)	$(15.58)	$(13.57)	$0.78	$10.11	$(0.11)

Basic weighted average shares outstanding(2)	1,333,646	1,315,038	1,310,949	976,999	474,156

Diluted weighted average shares outstanding(2)	1,333,646	1,315,038	1,361,165	1,021,590	474,156

	Year Ended and at December 31,
	2000	1999	1998	1997	1996
Selected Financial Ratios and Other Data(3):
Performance Ratios:
Return on average assets	(3.98)%	(3.16)%	0.23%	4.19%	(0.06)%
Return on average equity	(63.30)	(32.13)	1.92	40.45	(0.90)
Average equity to average assets	6.29	9.82	12.14	10.35	6.77
Equity to total assets at end of period	3.35	6.24	12.15	12.82	7.58
Average interest rate spread(4)	2.82	3.95	3.83	3.30	3.78
Net interest margin(5)	2.79	4.21	4.36	3.68	3.95
Average interest-earning assets to average interest-bearing liabilities	99.53	105.01	109.81	106.65	103.64
Efficiency ratio(6)	272.92%	757.77%	80.96%	44.63%	88.50%
Loan originations and purchases	$469,515	$1,041,168	$1,180,552	$773,107	$222,553
Bank Regulatory Capital Ratios(7):
Tangible capital	4.33%	6.28%	7.21%	5.38%	7.57%
Core capital	4.33	6.28	7.21	5.38	7.57
Risk-based capital	6.99	7.45	10.90	10.52	8.09
Proforma double risk weight—Core capital	4.33	N/A	N/A	N/A	N/A
Proforma double risk weight—Risk-based capital	6.32	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Impaired assets as a percent of total assets(8)	6.84	1.14	2.17	1.62	2.53
Allowance for loan losses as a percent of impaired loans	20.18%	68.43%	37.48%	51.52%	80.69%

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

	For the Year Ended December 31,
	2000			1999			1998
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$633	$185	29.23%	$2,327	$219	9.41%	$1,455	$65	4.47%
Federal funds sold	4,989	302	6.05	19,106	909	4.76	27,813	1,434	5.16
Securities held under repurchase agreements	205	13	6.34	—	—	—	—	—	—
Investment securities(2)	44,690	2,721	6.09	16,951	959	5.66	6,267	374	5.97
Residual mortgage-backed securities(2)	—	—	—	45,049	3,300	7.33	51,789	6,984	13.49
Loans receivable, net(3)	417,507	38,298	9.17	411,189	40,991	9.97	329,699	32,247	9.78

Total interest earning assets	468,024	41,519	8.87	494,622	46,378	9.38	417,023	41,104	9.86
Noninterest-earning assets(4)	54,054			70,483			37,708

Total assets(4)	$522,078			$565,105			$454,731

Liabilities and Equity:
Interest-bearing liabilities:
Passbook accounts, money market, and checking,	$31,816	667	2.10	$31,833	730	2.29	$27,069	640	2.36
Certificate accounts	400,593	24,905	6.22	392,072	21,270	5.43	229,121	13,408	5.85

Total interest-bearing deposits	432,409	25,572	5.91	423,905	22,000	5.19	256,190	14,048	5.48
Other borrowings	36,339	2,664	7.33	45,600	3,367	7.38	115,931	7,789	6.72
Subordinated debentures	1,500	210	14.00	1,500	210	14.00	7,635	1,078	14.12

Total interest-bearing liabilities	470,248	28,446	6.05	471,005	25,577	5.43	379,756	22,915	6.03
Noninterest-bearing liabilities(4)	18,999			38,579			19,760

Total liabilities(4)	489,247			509,584			399,516
Equity(4)	32,831			55,521			55,215
Total liabilities and equity(4)	$522,078			$565,105			$454,731

Net interest income		$13,073			$20,801			$18,189

Net interest rate spread(5)			2.82%			3.95%			3.83%

Net interest margin(6)			2.79%			4.21%			4.36%

Ratio of interest-earning assets to interest-bearing liabilities			99.53%			105.01%			109.81%

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

At December 31, 2000	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$25,730	$—	$—	$—	$—	$—
Average Interest Rates	6.21%	—%	—%	—%	—%	—%
Mortgage-backed Securities
Fixed Rate	$39,455	$—	$—	$—	$—	$—
Average Interest Rate	6.04%	—%	—%	—%	—%	—%
Loans—Fixed Rate	$441	$292	$787	$30	$1,522	$126,270
Average Interest Rate	7.93%	13.44%	13.93%	15.97%	8.54%	10.53%
Loans—Adjustable Rate	$137,723	$52,551	$14,456	$683	$330	$181
Average Interest Rate	9.46%	10.38%	10.66%	9.00%	9.95%	11.28%
Mortgage Servicing Rights(1)	$5,652	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	—%	—%	—%	—%	—%
Selected Liabilities:
Interest-bearing NOW Passbook and MMDA's	$5,924	$4,739	$3,791	$3,033	$2,427	$9,707
Average Interest Rate	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%
Certificates of Deposits	$300,999	$12,113	$826	$302	$429	$803
Average Interest Rate	6.54%	6.79%	6.24%	6.98%	6.63%	6.47%
FHLB Advances	$47,120	$—	$—	$—	$—	$—
Average Interest Rate	6.68%	0.00%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Sub-Debentures	$—	$—	$—	$1,500	$—	$—
Average Interest Rate	—%	—%	—%	14.00%	—%	—%

(1)
During the first quarter of 2001, the Bank sold substantially all of its mortgage servicing rights.

At December 31, 1999	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$32,955	$—	$—	$—	$150	$—
Average Interest Rates	3.89%	—%	—%	—%	—%	—%
Mortgage-backed Securities
Adjustable Rate	$5	$—	$—	$—	$—	$—
Average Interest Rate	6.63%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans—Fixed Rate	$841	$376	$982	$1,466	$105	$205,096
Average Interest Rate	7.41%	17.23%	17.09%	15.71%	17.23%	11.26%
Loans—Adjustable Rate	$146,843	$55,533	$43,631	$1,664	$1,790	$229
Average Interest Rate	9.44%	9.62%	9.72%	9.90%	8.81%	9.56%
Mortgage Servicing Rights	$2,820	$1,803	$1,047	$582	$335	$422
Average Interest Rate	13.50%	13.50%	13.50%	13.50%	13.50%	13.50%
Selected Liabilities:
Interest-bearing NOW Passbook and MMDA's	$7,507	$6,004	$4,803	$3,843	$3,074	$12,296
Average Interest Rate	1.94%	1.94%	1.94%	1.94%	1.94%	1.94%
Certificates of Deposits	$427,954	$1,861	$379	$202	$73	$863
Average Interest Rate	5.86%	6.09%	6.19%	5.67%	7.38%	6.40%
Lines of Credit and Sub-Debentures	$17,873	$—	$—	$—	$—	$1,500
Average Interest Rate	8.48%	—%	—%	—%	—%	14.00%

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

/s/ Grant Thornton LLP

Irvine, California
March 16, 2001
(Except for Note 20, as to which the date is June 7, 2001)

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
(June 7, 2001 as to the effects
of the reverse stock split
described in Note 20)

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

LIFE FINANCIAL CORPORATION
(Parent company only)
SUMMARY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(20,782)	$(17,839)	$1,059
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Loss on sale and securitization of loans held for sale	—	—	10,616
Gain on sale of foreclosed real estate	(280)
Equity in net (earnings) loss of subsidiaries	14,353	(3,075)	(5,763)
Purchase of loans held for sale, net of loan fees	—	—	(462,074)
Proceeds from sales and securitization of loans held for sale	—	—	436,948
Net accretion of residual mortgage-backed securities	—	(3,313)	(6,984)
Net unrealized and realized losses on residual mortgage-backed securities	—	36,471	16,550
Increase (decrease) in accrued expenses and other liabilities	979	(1,480)	(896)
Decrease in current and deferred taxes	18,109	—	—
Increase (decrease) in other assets	5,245	(12,558)	(2,171)

Net cash provided by (used in) operating activities	17,624	(1,794)	(12,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of foreclosed real estate	261	—	—
Cash paid to acquire foreclosed real estate	(128)
Capital contributions to subsidiaries	—	(2,155)	—
Cash received on desecuritization of residual mortgage-backed securities	—	11,980	—

Net cash provided by investing activities	133	9,825	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from other borrowings	(17,873)	(8,459)	12,295
Net proceeds from issuance of common stock	50	303	53

Net cash provided by (used in) financing activities	(17,823)	(8,156)	12,348

Net Decrease In Cash And Cash Equivalents	(66)	(125)	(367)
Cash And Cash Equivalents, Beginning Of Year	441	566	933

Cash And Cash Equivalents, End Of Year	$375	$441	$566

19. Quarterly Results of Operations (Unaudited)

    The following is a summary of quarterly results for the years ended December 31.

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
Interest income	$11,460	$11,955	$9,732	$8,372
Interest expense	7,331	7,728	7,068	6,319
Provision for estimated loan losses	—	—	716	2,194
Noninterest income (loss)	1,106	2,831	(4,012)	(2,061)
Net earnings (loss)	(774)	125	(11,211)	(8,922)
Earnings (loss) per share:
Basic	(0.58)	0.09	(8.41)	(6.68)
Diluted	(0.58)	0.09	(8.41)	(6.68)
1999	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
Interest income	$11,329	$12,696	$10,432	$11,921
Interest expense	5,783	6,565	6,156	7,073
Provision for estimated loan losses(2)	458	1,750	430	2,744
Noninterest income (loss)(3)	2,609	5,598	6,336	(29,563)
Net earnings (loss)(1)	684	1,759	1,037	(21,319)
Earnings (loss) per share:
Basic	0.52	1.34	0.79	(16.22)
Diluted	0.52	1.34	0.79	(16.22)

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

    On June 7, 2001, the Company effected a 1:5 reverse stock split. All share and per share amounts included in the accompanying consolidated financial statements have been restated to reflect the stock split.

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

DATED: November 29, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer	November 29, 2001
/s/ ROY L. PAINTER Roy L. Painter	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	November 29, 2001
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Director	November 29, 2001
/s/ JOHN D. GODDARD John D. Goddard	Director	November 29, 2001
/s/ MILTON E. JOHNSON Milton E. Johnson	Director	November 29, 2001
/s/ EDGAR C. KELLER Edgar C. Keller	Director	November 29, 2001
/s/ KENT G. SNYDER Kent G. Snyder	Director	November 29, 2001

QuickLinks

  Appendix B
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES