Form 10-K
period 2001-12-31
LIFE FINANCIAL CORP
filed 2002-03-29
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $3,649,000 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 15, 2002.

        As of March 15, 2002, the Registrant had 1,333,572 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

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

ITEM 1. BUSINESS

General

LIFE Financial Corporation

        LIFE Financial Corporation (the "Corporation"), a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of LIFE Bank, F.S.B. (the "Bank"), the Corporation's principal operating subsidiary. Additionally, the Corporation owns 100% of the capital stock of Life Financial Insurance Services (the "Insurance Subsidiary"). The primary business of LIFE Financial Corporation and its subsidiaries (the "Company") is community retail banking and real estate lending.

LIFE Bank

        The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991. The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB"), which is a member bank of the Federal Home Loan Bank System. The Bank's deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund ("SAIF"), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to examination and regulation by the Office of Thrift Supervision ("OTS") its primary federal regulator, and by the FDIC. The Insurance Subsidiary was organized in 1999 and offers non-deposit and non-FDIC insured investment products such as mutual funds, annuities and insurance. These products are offered to both Bank and non-Bank customers. The Insurance Subsidiary has minimal operations.

        The Company is a financial services organization committed to serving consumers and small businesses in Southern California. Throughout 2001, the Bank operated five full-service branches located in our market area of San Bernardino, Riverside, and Orange Counties, California. On March 1, 2002, the Bank notified customers of its Riverside and Redlands depository branches that effective June 7, 2002 and June 21, 2002, respectively, the branches would be closed and the accounts of both branches would be consolidated into the nearby San Bernardino branch. The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco. Beginning in 2002, the Bank's lending activity will be focused on originating multi-family residential real estate loans, commercial real estate loans and residential construction loans principally in Southern California. For further information, see "Lending Activities."

        The Company's principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio. Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

Recent Developments

        On January 5, 2001, the Corporation received notice from NASDAQ that it had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days and could be delisted. In addition, on March 20, 2001, NASDAQ notified the Corporation that the Corporation's common stock had failed to maintain a minimum market value of public float of $5,000,000 over the last 30 consecutive trading days and could be delisted. In order to meet NASDAQ minimum market value of public float requirements NASDAQ permitted the Corporation to move from the NASDAQ National Market to the NASDAQ Small Cap Market whose market value of public float requirement the

Corporation satisfied. On June 7, 2001, the stockholders approved a 1:5 reverse stock split in order to meet NASDAQ minimum bid price requirements.

        On March 16, 2001, the Bank was notified by the FHLB that the Bank's borrowing capacity was limited to overnight advances and new borrowings would require credit committee approval. On January 22, 2002, the Bank was notified that its line of credit had been reinstated and that the Bank may borrow up to 15% of its total assets.

        On March 23, 2001, the Bank stipulated to the issuance of a Prompt Corrective Action Directive (the "PCA Directive") by the OTS. The PCA Directive required the Bank, among other things, to raise sufficient capital to achieve total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and a leverage ratio of 4.0% by June 30, 2001 or to be recapitalized by merging or being acquired prior to September 30, 2001. In addition, the PCA Directive provisions included limitations on capital distributions, restrictions on the payment of management fees, asset growth, acquisitions, branching, and new lines of business, senior executive officers' compensation, and on other activities. The Bank was required to restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank was prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS. The PCA Directive was issued due to the Corporation's failure to meet the requirements of an Order to Cease and Desist issued to the Corporation on September 25, 2000 and the Bank's inability to achieve the individual minimum capital ratio levels as required by a Supervisory Agreement issued to the Bank on September 25, 2000. See "REGULATION."

        On October 5, 2001, the Bank was notified that it was "significantly undercapitalized" pursuant to the Prompt Corrective Action regulations. On October 25, 2001 the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the "Marketing Agreement"). The Marketing Agreement, among other things, permitted the OTS to provide confidential information about the Bank to prospective acquirers, merger partners or investors to facilitate the possible acquisition of the Bank or possible merger of the Bank with a qualified merger partner. The Bank was requested to enter into the Marketing Agreement due to its significantly undercapitalized designation, the fact the Bank was in violation of the Supervisory Agreement dated September 25, 2000, and was in violation of the PCA Directive dated March 23, 2001, and that the OTS considered the Bank to be in an unsafe and unsound condition.

        On November 20, 2001, the Corporation entered into an agreement for the private placement of a secured note, together with a warrant to purchase Common Stock of the Corporation, with New Life Holdings, LLC, a California limited liability company (the "Investor") in exchange for which the Corporation would receive $12,000,000. The sale of the note and warrant was made pursuant to a Note and Warrant Purchase Agreement entered into by the Corporation and the Investor. The Corporation issued to the Investor a Senior Secured Note Due 2007 (the "Note") in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%) and a warrant (the "Warrant") to purchase up to 1,166,400 shares of the Corporation's common stock at an exercise price of $.75 per share. The holders of the Note have the right to nominate three of seven directors of the Corporation and the Bank until the later of (i) such time as the Note has been fully retired or (ii) three years after the Closing. The Corporation pledged the stock in its subsidiaries and the Participation Contract as collateral against the Note. The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities. See—"Investment Activities".

        Upon exercise of the Warrant, which is freely assignable in whole or in part in denominations of not less then 10,000 shares, the Investor or its assignee(s) (the assignees, together with the Investor, the "Warrant Holders" and each a "Warrant Holder") shall have the right to purchase during specified periods a total of up to 1,166,400 shares of Common Stock. Pursuant to the Warrant, on or before the first anniversary of the Closing, the Warrant Holder will be able to purchase 116,640 shares of Common Stock. After the first anniversary of the Closing, but on or before the second anniversary of the Closing, the Warrant Holder will be able to purchase the initial 116,640 shares of Common Stock, plus an additional 116,640 shares of Common Stock. After the second anniversary of the Closing, but on or before the third anniversary of the Closing, the Warrant Holder will be able to purchase the 233,280 shares of Common Stock available during the first two years after Closing, plus an additional 116,640 shares of Common Stock. After the third anniversary of the Closing, but prior to the tenth anniversary of the Closing (the "Expiration"), the Warrant Holder will be able to purchase the 349,920 shares available during the first three years after Closing, plus the remaining 816,480 shares of Common Stock available under the Warrant. Based on 1,333,572 shares outstanding at December 31, 2001, if the entire warrant were exercised, the shares issued upon its exercise would constitute approximately 47% of the Company's outstanding stock.

        On January 10, 2002, the Corporation received stockholder approval of the Note and Warrant Purchase Agreement. The Closing occurred on January 17, 2002 (the "Closing"), wherein the Corporation received the net proceeds from the Note and utilized those proceeds as follows: (i) the Corporation purchased the Participation Contract from the Bank for its book value of $4.4 million; (ii) the Corporation paid $3.2 million to the Bank for taxes due the Bank; (iii) the Corporation made a capital infusion to the Bank of $3.7 million; and (iv) the Corporation paid transaction costs incurred in connection with the Private Placement.

        On January 17, 2002, simultaneously with the closing of the transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corpration that it had terminated the Order to Cease and Desist issued on September 25, 2000. Furthermore, the OTS notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, it had terminated the Supervisory Agreement issued on September 25, 2000 and that the Bank was no longer deemed to be in a troubled condition or a problem association.

        On March 1, 2002, the Bank notified customers of its Riverside and Redlands depository branches that effective June 7, 2002 and June 21, 2002, respectively, the two branches would be closed and the accounts consolidated into the San Bernardino branch.

Lending Activities

        Historically, the Bank's principal business was originating and purchasing sub-prime loans secured by first liens on one-to-four family homes and high loan-to-value debt consolidation or home improvement loans secured by junior liens on one-to-four family homes. Sub-prime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. The Bank's primary determinate in identifying sub-prime loans from "A" or prime credit quality loans is the borrower's credit rating based on a Fair, Isaac & Company ("FICO") credit score. All loans to borrowers who possess a FICO credit score of 619 or less are considered sub-prime. High loan-to-value loans are secured by junior liens, wherein the Bank is not the holder of the senior or first lien, generally to borrowers with good credit histories and for the purpose of either debt consolidation or home improvement. Loans originated and purchased were then sold through whole loan sales or loan securitization. Loans were originated and purchased through offices located in the states of California, Colorado, Florida and Massachusetts, which were closed in late 1999 and early 2000. In late 1998, the Bank ceased originating high loan-to-value loans due to a change in the regulatory treatment of such loans, together with a change in the secondary market for such loans. On September 31, 2000 the Bank ceased originating and purchasing sub-prime loan products due to concerns over the costs of originating, servicing and owning such loans as well as the overall higher delinquency and default rates of these loans.

        During 2001, the Bank originated and purchased "A" or prime quality one-to-four family first lien residential loans. Additionally, the Bank continued to originate and service residential construction loans. Loans funded during 2001 were held in the Bank's portfolio. At December 31, 2001, the Company's gross loans outstanding totaled $195.1 million.

        Beginning in 2002 and corresponding with the Company's recapitalization, management implemented a new lending strategy to augment its residential construction lending activities. The new strategy is focused on originating loans secured by multi-family and commercial real estate properties ("income property") in Southern California. Concurrently with the implementation of this new lending direction, the Bank ceased originating one-to-four family residential loans. Management believes that the origination of income property loans provides higher risk-adjusted rates of return than the lower yielding one-to-four family lending previously engaged in by the Bank.

        Management will hire account managers who rely on a network of loan brokers operating throughout California for sources of loan applications. The account managers will operate primarily in the Bank's corporate offices. Management believes that this loan origination strategy is a more cost-effective method of originating loans and will afford the Bank greater access to potential loan transactions and a consistent source of loan funding volume. Management believes that the Bank's highly focused lending strategy, timely decision making process, competitive pricing and flexibility in structuring transactions provide an incentive for brokers to do business with the Bank.

        The interest rates charged on income property and residential construction loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management expertise, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain income property loan agreements will include prepayment penalties. Most loans secured by multi-family, commercial or residential construction properties are subject to an adjustment of their interest rate based on one of several interest rate indices. Most adjustable rate loans have minimum interest rates ("floor rates") at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

        The majority of multi-family, commercial real estate and residential construction borrowers are business owners, individual investors, investment partnerships or limited liability corporations. The lending that the Bank does engage in typically involves larger loans to a single borrower and is generally viewed as exposing the Bank to a greater risk of loss than one-to-four family residential lending. Income producing property values and homes that are under construction are also generally subject to greater volatility than existing residential property values. The liquidation values of income producing properties may be adversely affected by risks generally incidental to interests in real property, such as:

  •
  Changes or continued weakness in general or local economic conditions;

  •
  Changes or continued weakness in specific industry segments;

  •
  Declines in real estate values;

  •
  Declines in rental, room or occupancy rates in hotels, apartment complexes or commercial properties;

  •
  Increases in other operating expenses (including energy costs);

  •
  The availability of refinancing at lower interest rates or better loan terms;

  •
  Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;

  •
  Increases in interest rates, real estate and personal property tax rates; and

  •
  Other factors beyond the control of the borrower or the lender.

        Underwriting and Approval Authority.    The Board of Directors establishes the basic lending policies of the Bank. Each loan must meet minimum underwriting criteria established in the Bank's lending policies and must fit within the Bank's overall strategies for yield and portfolio concentrations. The underwriting and quality control functions are managed through the Bank's corporate offices. The underwriting standards for loans secured by income producing real estate properties consider the borrower's financial resources, credit worthiness, and ability to repay the requested loan amount, the level, quality and stability of cash flow from the underlying collateral, property management experience of similar properties and the loan-to-value ratio.

        Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal conducted by a Bank approved appraiser is required on every property securing a loan and additionally, an internal review appraisal is conducted on every loan by the Bank's appraisal department. The Board of Directors of the Bank reviews and approves annually the independent appraisers used by the Bank and the Bank's appraisal policy. Our underwriter's credit memorandum includes a description of the prospective borrower and any guarantors, the collateral, and the proposed uses of loan proceeds, as well as an analysis of the borrower financial statements and the property operating history. Each application is evaluated from a number of underwriting perspectives, including property appraised value, level of debt service coverage, use and condition, as well as borrower liquidity, net worth, credit history and operating experience. Our loans are originated on both a nonrecourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers, which are single asset or limited liability entities (such as partnerships, limited liability companies, corporations or trusts).

        Variable rate loans over $1.0 million must generally satisfy an interest rate sensitivity test in order for the loan origination or purchase to be approved; that is, the current stabilized income of the property securing the loan must be adequate to achieve a minimum debt service coverage ratio (the ratio of net earnings on a property to debt service) if the interest rate on the loan was to increase by 100 or 200 basis points above the fully indexed rate. Following loan approval and prior to funding, the Bank's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly authorized exceptions), and that all required documentation is present and in proper form.

        On all multi-family residential and commercial real estate loans, the responsible account manager or underwriter inspects the property and, if the transaction involves a loan over $1.0 million, the property is inspected by either the President, the Chief Credit Officer or the Chief Appraiser of the Bank. Management believes that, in recent years, the California economy has stabilized in some respects. However, a worsening of economic conditions in the state and surrounding regions could have an adverse effect on our real estate lending business, including reducing the demand for new loans, limiting the ability of borrowers to pay financed amounts, and impairing the value of our real estate collateral.

        Subject to the above standards, the Board of Directors of the Bank delegates authority and responsibility for loan approvals to management up to $1.0 million. Loan amounts up to $1.0 million require the approval of at least two members of the Management Loan Committee consisting of the President, Chief Credit Officer and Director of Retail Branch Banking. All loans in excess of

$1.0 million, including total aggregate borrowings in excess of $1.0 million, require the approval of the Board's Credit Committee, which is comprised of at least two outside directors and the President.

        Multi-family Residential Lending.    The Bank originates and purchases loans secured by multi-family residential properties (five units and greater). Pursuant to the Bank's underwriting policies, multi-family residential loans may be made in an amount up to the lesser of 75% of the appraised value or the purchase price of the underlying property, whichever is less. In addition, the Bank requires a stabilized minimum debt service coverage ratio of 1.20, based on the fully indexed loan rate. In certain instances, the Bank may fund purchase money multi-family loans at a loan-to-value ratio up to 80% with a debt service coverage ratio of 1.15 based on the fully indexed rate. Loans are generally made for terms up to 30 years with amortization periods up to 30 years. As of December 31, 2001, the Bank had $7.5 million of multi-family real estate secured loans.

        Commercial Real Estate Lending.    The Bank originates and purchases loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed-use commercial properties. The Bank will also, from time to time, make a loan secured by a special purpose property such as an auto wash center or motel. Pursuant to the Bank's underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value or the purchase price of the underlying property, whichever is less. The Bank considers the net operating income of the property and requires a debt service coverage ratio of at least 1.25, based on a fully indexed rate. Loans are generally made for terms up to ten years with amortization periods up to 25 years. As of December 31, 2001, the Bank had $6.5 million of commercial real estate secured loans.

        Construction And Rehabilitation Lending.    The Bank originates construction and rehabilitation loans for one-to-four single-family homes and small single family tracts of homes, generally consisting of in-fill projects of 10 homes or fewer. Those projects built on a speculative basis are conducted by small, local builders who have demonstrated by past performance the ability to construct and effectively market the completed product within the approved budget and where management is comfortable with the underlying collateral and economic conditions. These loans are generally adjustable rate with maturities of 18 months or less. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the completed property. All construction loans are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires that the borrower maintain a minimum 15% cash equity position in the project. Presently, the Bank lends construction funds only in Southern California. As of December 31, 2001, the Bank had $14.2 million of construction loans (less undisbursed loan funds of $4.0 million).

        In addition to the lending risks discussed above with respect to multi-family residential and commercial real estate loans, construction financing is generally considered to involve a higher degree of credit risk than the financing of improved, owner-occupied real estate. Construction loans also present risks associated with the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including financing) of construction. These risks can be affected by a variety of factors, including the project management, costs for labor and materials, the availability of materials, city or state laws, regulations and/or ordinances and the weather. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

        The Bank mitigates these risks by performing a thorough analysis of the cost estimates and actively monitoring the project during each phase of construction. Additional underwriting factors considered when assessing residential construction loans are the builders, developers, previous experience of timely building, marketing and selling similar properties as that proposed in the potential loan transaction. The Bank utilizes third party experts to review and report on the reasonableness and completeness of the builder's/developer's budget, specifications and plans in assessing each residential construction loan request. The Bank also utilizes third party experts to inspect, monitor and provide written estimates of percentage completion and materials delivered to the property. Bank personnel review the reports in determining the amount and level of disbursement of construction loan proceeds to ensure the amount of disbursed proceeds is consistent with the project progress. The policies also emphasize geographic and product diversification within Southern California.

        The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2001, the Bank's loans-to-one borrower limit equaled $2.3 million. See "—Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower."

        Loan Servicing.    Loan servicing is centralized at the Bank's corporate headquarters. The Bank's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, the data is entered into the Bank's data processing system, which provides monthly billing statements, tracks payment performance, and affects agreed upon interest rate adjustments. The loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact, and proceed to written notices that begin with reminders of the borrower's payment obligation and progress to notification that a notice of default may be forthcoming. Accounts delinquent more than 30 days are reviewed by the collectors who, with management approval, implement a collection or restructure plan or a foreclosure or note sale strategy, and evaluate any potential loss exposure on the asset. The Bank generally sends a notice of intention to foreclose within 30 days of delinquency. In addition to servicing loans owned by the Bank, the Bank is servicing $19.8 million of loans it sold to other investors. The Bank receives a servicing fee for performing these services for others. On January 31, 2001, the Bank sold $452 million of its loans serviced for others. The Bank does not expect to increase the level of loans serviced for others in the foreseeable future.

        Loan Portfolio Composition.    In 1994, the Bank shifted its lending strategy away from originating traditional one-to-four family home loans. The Bank focused on mortgage banking nationwide, consisting of originating, purchasing and selling residential mortgage loans to borrowers with sub-prime credit and high loan-to-value consumer loans. Sub-prime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. The Bank's primary determinate in identifying sub-prime loans from "A" or prime credit quality loans is the borrower's credit rating based on a FICO credit score. All loans to borrowers who possess a FICO credit score of 619 or less are considered sub-prime. High loan-to-value loans are secured by junior liens, wherein the Bank is not the holder of the senior or first lien, and are generally made to borrowers with good credit histories and for the purpose of either debt consolidation or home improvement. In late 1998, the Bank ceased originating high loan-to-value loans due to a change in the regulatory treatment of such loans, together with a change in the secondary markets for such loans. On September 31, 2000, the Bank ceased originating and purchasing sub-prime loan products due to concerns over the costs of originating, servicing and owning such loans as well as the overall higher delinquency and default rates of these loans.

        At December 31, 2001, the Bank's gross loans outstanding held for investment totaled $189.7 million and loans held for sale totaled $5.4 million. From time to time, the Bank may sell or buy one-to-four family residential loans in order to achieve its asset/liability objectives and to maximize its interest income. The types of loans that the Bank may originate are subject to federal law, state law, and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

        A portion of the Bank's one-to-four family loan portfolio consists of loans secured by first liens on real estate to sub-prime credit borrowers. At December 31, 2001, $19.1 million of one-to-four family loans are considered to be sub-prime.

        A portion of the Bank's one-to-four family loan portfolio consists of loans secured by junior liens on real estate and are considered high loan-to-value loans. At December 31, 2001, $70,000 of one-to-four family, junior lien loans possess loan-to-values greater than 125% of the appraised value of the property, $13.1 million of one-to-four family, junior lien loans possess loan-to-values between 100% and 125% of the appraised value of the property and $2.2 million of one-to-four family, junior lien loans possess loan-to-values between 90% and 100% of the appraised value of the property.

        The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Real estate (1):
Residential:
One-to-four family	$166,372	85.26%	$270,754	80.76%	$381,932	83.29%	$294,033	87.11%	$278,205	89.02%
Multi-family	7,522	3.85	8,609	2.57	9,851	2.15	17,380	5.15	10,653	3.41
Commercial	6,460	3.31	9,092	2.71	11,860	2.59	14,225	4.21	16,763	5.36
Construction	14,162	7.26	45,657	13.62	52,175	11.38	8,571	2.54	—	0.00
Other Loans	629.32		1,154.34		2,738.59		3,345.99		6,903	2.21

Total gross loans	195,145	100.00%	335,266	100.00%	458,556	100.00%	337,554	100.00%	312,524	100.00%

Less (plus): Undisbursed loan funds	3,990		15,018		25,885		6,399		—
Deferred loan origination (costs), Fees and (premiums) and discounts	(385)		(1,860)		(4,406)		(5,946)		(8,393)
Allowance for loan losses	4,364		5,384		2,749		2,777		2,573

Loans Receivable, net	$187,176		$316,724		$434,328		$334,324		$318,344

(1)
Includes second trust deeds.

        Loan Maturity.    The following table shows the contractual maturity of the Bank's gross loans at December 31, 2001. The table does not reflect prepayment assumptions.

	At December 31, 2001
	One-to-Four Family	Multi-Family	Commercial	Construction	Other Loans	Total Loans Receivable
	(dollars in thousands)
Amounts due:
One year or less	$1	$—	$910	$14,162	$388	$15,461
More than one year to three years	87	1,090	1,274	—	206	2,657
More than three years to five years	20	17	2,485	—	—	2,522
More than five years to 10 years	3,145	—	589	—	—	3,734
More than 10 years to 20 years	40,479	4,809	562	—	34	45,884
More than 20 years	122,640	1,606	640	—	1	124,887

Total amount due	166,372	7,522	6,460	14,162	629	195,145
Less (plus):
Undisbursed loan funds	—	—	—	3,990	—	3,990
Deferred loan origination fees (costs) and discounts	(1,872)	(24)	14	99	7	(1,776)
Lower of Cost or Market	1,289	—	—	—	102	1,391
Allowance for loan losses	3,611	44	39	618	52	4,364

Total loans, net	163,344	7,502	6,407	9,455	468	187,176
Loans held for sale, net	4,737	—	—	—	—	4,737

Loans held for investment, net	$158,607	$7,502	$6,407	$9,455	$468	$182,439

        The following table sets forth at December 31, 2001, the dollar amount of gross loans receivable contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2002 At December 31, 2001
	Fixed	Adjustable	Total
	(dollars in thousands)
Real estate loans:
Residential
One-to-four family	$74,001	$92,370	$166,371
Multi-family	2,311	5,211	7,522
Commercial	3,426	2,124	5,550
Construction	—	—	—
Other loans	241	—	241

Total gross loans receivable	$79,979	$99,705	$179,684

        The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Gross loans (1):
Beginning balance	$335,266	$458,556	$337,554
Loans originated:
One to four family (2)	7,117	171,692	387,999
Multi-family	—	—	13,591
Commercial and land	30	—	10,164
Construction loans	5,211	27,325	54,045
Other loans	—	10,088	1,743

Total loans originated	12,358	209,105	467,542
Loans purchased	11,502	260,410	573,626

Sub total — Production	23,860	469,515	1,041,168

Total	359,126	928,071	1,378,722
Less:
Principal repayments	119,803	100,115	109,534
Sales of loans	29,518	490,173	799,353
Charge-offs	4,333	275	5,410
Transfer to REO	10,327	2,242	5,869

Total Gross loans	195,145	335,266	458,556
Ending balance loans held for sale (gross)	5,418	—	326,965

Ending balance loans held for investment (gross)	$189,727	$335,266	$131,591

(1)
Gross loans includes loans held for investment and loans held for sale.

(2)
Includes second trust deeds.

        Delinquencies and Classified Assets.    Federal regulations require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has established an Internal Asset Review Committee ("IAR"), which operates pursuant to the Board-approved Internal Asset Review policy. The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

        When the Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

        The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances or a change in a classification. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

        The Bank's Internal Asset Review Committee reviews and classifies the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the Board-approved Internal Asset Review policy. REO is classified as Substandard. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2001:

	At December 31, 2001
	Total Substandard Assets		REO		Total Substandard Assets and REO
	Gross Balance	Number of Loans	Gross Balance	Number of Properties	Gross Balance	Number of Assets
	(dollars in thousands)
Residential:
One-to-four family	$11,379	161	$4,172	87	$15,551	248
Multi-family	66	1	—	—	66	1
Commercial	45	1	—	—	45	1
Construction	2,530	3	—	—	2,530	3
Other loans	24	11	—	—	24	11
Specific Allowance	(1,324)	—	—		(1,324)

Total Substandard loans	$12,720	177	$4,172	87	$16,892	264
Participation Contract	4,428	—	—	—	4,428	—

Total Substandard Assets	$17,148	177	$4,172	87	$21,320	264

        At December 31, 2001 the Bank had $6.5 million of Special Mention assets, $17.1 million Substandard assets, $1.4 million assets classified as Loss that are offset by a specific allowance of the same amount, and no assets classified as Doubtful. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or Pass. As of December 31, 2001, Special Mention assets include two construction loans totaling $2.2 million with the largest loan balance of $1.1 million and one residential one-to-four family loan with a loan balance of $1.8 million.

        Impaired Assets.    The following table sets forth information regarding impaired assets, troubled-debt restructurings and REO in the Bank's loan portfolio. Included in impaired assets are $866,000 and $4.5 million of foreclosures in process less than 90 days past due at December 31, 2001 and 2000, respectively. At December 31, 2001, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") 15, and 87 REO properties for $4.2 million. The Bank's current policy is to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $955,000, $1,300,000, $384,000, $789,000, and $424,000, none of which was recognized. For the same periods, there was no interest income recognized on troubled debt restructurings.

	At December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Impaired loans
One-to-four family	$11,379	$24,764	$3,793	$7,134	$3,245
Multi-family	66	67	198	—	—
Commercial	45	—	—	131	131
Construction	2,530	2,184	—	—	—
Other loans	24	55	27	279	1,750
Specific Allowance	(1,324)	(386)	—	(135)	(132)

Total impaired loans, net	12,720	26,684	4,018	7,409	4,994
REO (1)	4,172	1,683	2,214	1,898	1,440

Total impaired assets, net	$16,892	$28,367	$6,232	$9,307	$6,434

Restructured loans	$—	$19	$—	$131	$131
Allowance for loan losses as a percent of gross loans receivable (2)	2.24%	1.61%	0.60%	0.82%	0.82%
Allowance for loan losses as a percent of total impaired loans, gross	31.07%	19.89%	68.43%	37.48%	51.52%
Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	6.52%	7.96%	0.88%	2.19%	1.60%
Impaired assets, net of specific allowances, as a percent of total assets (3)	6.93%	6.84%	1.14%	2.17%	1.62%

(1)
REO balances are shown net of related loss allowances.

(2)
Gross loans include loans receivable held for investment and held for sale.

(3)
Impaired assets consist of impaired loans and REO.

        The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated (dollars in thousands):

	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
At December 31, 2001
One-to-four family	22	$1,189	145	$12,687
Multi-family	1	66	—	—
Construction	—	—	3	2,530
Other loans	7	15	10	23

Total	30	$1,270	158	$15,240

Delinquent loans to total gross loans		0.65%		7.81%
At December 31, 2000
One-to-four family	51	$3,399	271	$20,310
Multi-family	—	—	1	67
Construction	—	—	2	2,184
Other loans	21	70	19	79

Total	72	$3,469	293	$22,640

Delinquent loans to total gross loans		1.03%		6.75%
At December 31, 1999
One-to-four family	44	$2,388	49	$2,462
Multi-family	—	—	1	198
Construction	—	—	—	—
Other loans	26	84	7	27

Total	70	$2,472	57	$2,687

Delinquent loans to total gross loans		0.54%		0.59%

        Allowance for Loan Losses.    The Bank maintains an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

        The formula allowance is calculated by applying loss factors to all loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis.

        Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Furthermore, on all one-to-four family loans secured by first and second deeds of trust that are 180 days or more past due, a market evaluation is completed and a specific allowance is determined. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance.

        The Board of Directors has established an Internal Asset Review ("IAR") Committee which meets monthly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IAR Committee's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

        As of December 31, 2001, the Bank's allowance for loan losses, that includes both general and specific reserves, was $4.4 million or 2.24% of total gross loans, and 31.07% of impaired loans compared to an allowance for loan losses of $5.4 million at December 31, 2000 or 1.61% of gross loans and 19.89% of impaired loans. The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table (dollars in thousands):

	At or for the Year Ended December 31,
	2001	2000	1999	1998	1997
Balance at beginning of period	$5,384	$2,749	$2,777	$2,573	$1,625
Provision for loan losses	3,313	2,910	5,382	4,166	1,850
Charge-offs:
One-to-four family	3,829	273	3,163	1,023	901
Other loans	847	134	2,677	3,048	8

Total charge-offs	4,676	407	5,840	4,071	909
Recoveries	343	132	430	109	7

Balance at end of period	$4,364	$5,384	$2,749	$2,777	$2,573

Average net loans outstanding	$245,629	$417,498	$411,189	$329,699	$191,140

Net charge-offs to average net loans	1.76%	0.07%	1.31%	1.20%	0.47%

        The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated (dollars in thousands):

	2001			2000			1999
	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total	Amount	Percent of Allowance to Total	Percent of Gross Loans to Total
One-to-four family	$3,611	82.75%	85.26%	$4,597	85.39%	80.76%	$2,582	93.92%	83.29%
Multi-family	44	1.01%	3.85%	53	0.98%	2.57%	64	2.33%	2.15%
Commercial	39	0.89%	3.31%	68	1.26%	2.71%	6	0.22%	2.59%
Construction	618	14.16%	7.26%	617	11.46%	13.62%	26	0.95%	11.38%
Other	52	1.19%	0.32%	49	0.91%	0.34%	71	2.58%	0.59%

Total allowance for Loan Losses	$4,364	100.00%	100.00%	$5,384	100.00%	100.00%	$2,749	100.00%	100.00%

        The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table (dollars in thousands):

	2001		2000		1999
	Amount	Percent of Allowance to Total	Amount	Percent of Allowance to Total	Amount	Percent of Allowance to Total
Formula Allowance	$2,976	68.19%	$4,998	92.83%	$2,749	100.00%
Specific Allowance	1,388	31.81%	386	7.17%	—	0.00%

Total	$4,364	100.00%	$5,384	100.00%	$2,749	100.00%

        Real Estate Owned.    At December 31, 2001, the Bank had 87 REO properties with a book value of $4.2 million. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Bank to obtain an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties' condition. If the carrying value of a property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

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

        The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. Specifically, the Bank's policies limit investments to government and federal agency-backed securities and non-government guaranteed securities, including corporate debt obligations, which are investment grade.

        At December 31, 2001, the Bank had $8.6 million in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the FHLMC and are available for sale. In addition, the Bank owned $7.2 million of AMF ARM Fund and $15.8 million of AMF Intermediate Fund. The ARM Fund invests in Agency adjustable rate mortgages ("Arms"), fixed and floating rate collateralized mortgage obligations ("CMO's") and investment grade Arms. The Intermediate Fund invests in mortgage-backed securities, U.S. Government Notes and Agency Debentures. The Bank may increase or decrease its investment in mortgage-backed securities and mutual funds in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities and mutual funds which hold mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

        The following table sets forth certain information regarding the carrying and fair values of the Bank's securities at the dates indicated:

	2001		2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$8,584	$8,584	$39,455	$39,455	$—	$—
Mutual Funds	22,963	22,963	—	—	—	—
Other securities (FHLB Stock)	3,112	3,112	2,915	2,915	—	—
Participation Contract (1)	4,428	4,428	4,428	4,428	9,288	9,288

Total securities and Participation Contract available for sale	39,087	39,087	46,798	46,798	9,288	9,288
Held to maturity:
US Treasury and other agency securities	—	—	—	—	29,955	29,945
Mortgage-backed securities	—	—	—	—	5	5
Other securities (FHLB Stock)	—	—	—	—	2,873	2,873

Total securities held to maturity	—	—	—	—	32,833	32,823
Total securities and Participation Contract	$39,087	$39,087	$46,798	$46,798	$42,121	$42,111

(1)
During 2001, the Bank did not recognize any accretion or interest from the Participation Contract, as this asset was treated as a non-accrual and non-performing asset. Had the Participation Contract been considered to be a performing asset, the Bank estimates the accreted value at December 31, 2001 would have been greater then its carrying value. However, the Bank continued to record the asset at $4.4 million until management believes there is a sufficient cash flow history to warrant changing this treatment.

        On December 31, 1999, the Corporation sold its residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the residual assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of subperforming loans acquired less cash and other considerations totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $9.3 million value assigned to the Participation Contract, $3.0 million cash for the credit guaranty and $2.0 million cash for the mortgage servicing rights sold.

        The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "Participation Contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures its initial cash investment of $5.1 million, $3.0 million of the credit guarantee, $200,000 in servicing fees, and a 15% internal rate of return, (the "Hurdle Amount") from the transaction.

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

        The Participation Contract is recorded on the Bank's financial statements at December 31, 2001 at $4.4 million after write-downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank's valuation model. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved. Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. The Company expects to begin receiving cash from the Participation Contract during the second quarter of 2002. Based on the Company's analysis of the expected performance of the underlying loans, the total cash to the Company is expected to be approximately $19 million dollars over 5 years. The Company will commence accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the Participation Contract. The Participation Contract has been pledged as collateral for the Note issued in January 2002.

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities and Participation Contract as of December 31, 2001.

	At December 31, 2001
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$—	—%	$—	—%	$3,166	5.13%	$5,418	4.97%	$8,584	5.03%
Mutual Funds	22,963	4.92	—	—	—	—	—	—	22.963	4.92
Other securities (FHLB Stock)	3,112	5.83	—	—	—	—	—	—	3,112	5.83
Participation Contract	—	—	4,428	—	—	—	—	—	4,428	—

Total available for sale	$26,075	5.03%	$4,428	—%	$3,166	5.13%	$5,418	4.97%	$39,087	4.46%

Sources of Funds

        General.    Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

        Deposits.    The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 2001, certificates of deposit constituted 90.3% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 6 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2001, the Bank had $165.8 million of certificate accounts maturing in one year or less.

        The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

        Although the Bank has a significant portion of its deposits in shorter term certificates of deposit, management monitors activity on the Bank's certificate of deposit accounts and, based on historical experience and the Bank's current pricing strategy, believes that it will retain a large portion of such accounts upon maturity. Further increases in short-term certificate of deposit accounts, which tend to be more sensitive to movements in market interest rates than core deposits, may result in the Bank's deposit base being less stable than if it had a large amount of core deposits which, in turn, may result in further increases in the Bank's cost of deposits. Notwithstanding the foregoing, the Bank believes that it will continue to have access to sufficient amounts of certificate of deposit accounts which, together with other funding sources, will provide it with the necessary level of liquidity to continue to implement its business strategies.

        The following table presents the deposit activity of the Bank for the years ended December 31 (dollars in thousands):

	2001	2000	1999
Net deposits (withdrawals)	$(128,077)	$(149,188)	$123,302
Interest credited on deposit accounts	15,144	25,422	22,124

Total increase (decrease) in deposit accounts	$(112,933)	$(123,766)	$145,426

        The reduction is attributable to the decrease in wholesale and brokered deposits and is consistent with the decrease in the loan portfolio. At December 31, 2001, the Bank had $45.9 million in certificate accounts in amounts of $100,000 or more maturing as follows (dollars in thousands):

Maturity Period	Amount	Average Rate Weighted
Three months or less	$13,034	4.51%
Over three months through 6 months	8,205	3.49
Over 6 months through 12 months	15,756	3.99
Over 12 months	8,905	4.21

Total	$45,900	4.09%

        The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Passbook accounts	$3,501	1.24%	1.33%	$4,235.98%		1.50%	$4,639	1.09%	2.10%
Money market accounts	5,365	1.91	3.17	5,121	1.18	4.21	6,857	1.62	4.28
Checking accounts	18,460	6.56	0.86	22,460	5.20	1.74	20,337	4.80	1.51

Sub-total	27,326	9.71	1.37	31,816	7.36	2.10	31,833	7.51	2.30
Certificate accounts:
Three months or less	—	—	—	10,115	2.34	6.28	8,706	2.05	5.12
Four through 12 months	218,938	77.78	5.73	334,658	77.39	6.19	328,635	77.53	5.40
13 through 36 months	32,019	11.38	5.82	53,060	12.27	6.34	50,786	11.98	5.57
37 months or greater	3,188	1.13	6.33	2,760	0.64	6.55	3,945	0.93	6.55

Total certificate accounts	254,145	90.29	5.75	400,593	92.64	6.22	392,072	92.49	5.43

Total average deposits	$281,471	100.00%	5.33%	$432,409	100.00%	5.91%	$423,905	100.00%	5.17%

        The following table presents, by various rate categories, the amount of certificate accounts outstanding at the date indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001:

	Period to Maturity from December 31, 2001
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total
	(dollars in thousands)
Certificate Accounts
1.01 to 2.00%	$9,879	$—	$—	$—	$—	$3	$9,882
2.01 to 3.00%	26,443	1,089	—	—	—	—	27,532
3.01 to 4.00%	52,105	9,434	349	110	422	11	62,431
4.01 to 5.00%	45,521	16,413	2,253	852	1,240	63	66,342
5.01 to 6.00%	17,969	431	144	120	69	430	19,163
6.01 to 7.00%	12,993	907	218	295	2	99	14,514
7.01 to 8.00%	881	60	102	61	51	272	1,427

Total	$165,791	$28,334	$3,066	$1,438	$1,784	$878	$201,291

        Borrowings.    From time to time the Bank has obtained advances from the FHLB as an alternative to retail deposit funds and internally generated funds and may do so in the future as part of its operating strategy. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized primarily by certain of the Bank's mortgage loans and certain investment securities and secondarily by the Bank's investment in capital stock of the FHLB. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time-to-time in accordance with the policies of the FHLB. At December 31, 2001, the Bank did not have any outstanding advances from the FHLB. In March 2001, the Bank was notified by the FHLB that the Bank's borrowing capacity was limited to overnight advances and new borrowings would require credit committee approval. On January 22, 2002, the Bank was notified that its line of credit had been reinstated and that the Bank may borrow up to 15% of its total assets.

        In January 2002, the Corporation issued the Senior Secured Note due 2007 in the initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The interest is payable on a quarterly basis starting on March 31, 2003.

        On March 14, 1997, the Company issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million. On September 15, 1998, holders of $8.5 million in Debentures exercised their option to put their Debentures to the Company as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. See "Regulation—Federal Savings Institution Regulation—Capital Requirements." Additionally, see further detail in "Note 10 Subordinated Debentures—Notes to Consolidated Financial Statements."

        The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31, (dollars in thousands)
	2001	2000	1999
FHLB advances
Average balance outstanding	$15,494	$24,610	$15,363
Maximum amount outstanding at any month-end during the year	30,000	47,120	35,170
Balance outstanding at end of year	—	47,120	—
Weighted average interest rate during the year	6.40%	6.52%	5.23%
Debentures
Average balance outstanding	$1,500	$1,500	$1,500
Maximum amount outstanding at any month-end during the year	1,500	1,500	1,500
Balance outstanding at end of year	1,500	1,500	1,500
Weighted average interest rate during the year	14.01%	14.01%	14.01%
Other borrowings and lines of credit
Average balance outstanding	$—	$11,729	$30,237
Maximum amount outstanding at any month-end during the year	—	41,351	45,834
Balance outstanding at end of year	—	—	17,873
Weighted average interest rate during the year	—%	9.05%	8.48%
Total borrowings
Average balance outstanding	$16,994	$37,839	$47,100
Maximum amount outstanding at any month-end during the year	31,500	75,851	60,757
Balance outstanding at end of year	1,500	48,620	19,373
Weighted average interest rate during the year	7.07%	7.60%	7.59%

Subsidiaries

        As of December 31, 2001, the Corporation had two subsidiaries: the Bank and Life Financial Insurance Services, Inc. Life Financial Insurance Services, Inc. was incorporated in California in 1999 as a service entity engaged in the sale of insurance and insurance-related products. The Bank had no subsidiaries at December 31, 2001.

Personnel

        As of December 31, 2001, the Company had 66 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be satisfactory.

REGULATION

General

        The Corporation, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

        The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the SAIF managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Corporation, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Corporation are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Corporation.

Holding Company Regulation

        The Corporation is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Corporation generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation—QTL Test." Upon any non-supervisory acquisition by the Corporation of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Corporation would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4-C-(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

        Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

        The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets to be at least 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% or higher if deemed appropriate, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 4% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The dollar amount is deducted from an institution's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two-quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the

OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component.

        The following table presents the Bank's capital position at December 31, 2001:

	Actual			To be adequately capitalized		To be well capitalized
			Pro forma* Ratio After Capital Infusion in January 2002
At December 31, 2001
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total Capital (to risk-weighted assets)	$15,380	6.62%	10.95%	$18,596	8.00%	$23,244	10.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	6.46%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	6.46%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9.70%	9,298	4.00%	N.A.	N.A.

        * The pro forma capital ratios are based on December 31, 2001 actual amounts adjusted for the capital infusion of $3.7 million, the sale of the Participation Contract for $4.4 million and the receipt of income taxes due from the Corporation of $3.2 million.

        Prompt Corrective Action Regulations.    Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio less than 3% or a leverage ratio less than 3%, is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including requiring a capital plan, the issuance of a capital directive and the replacement of senior executive officers and directors.

        During 2000, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. On June 16, 2000 the Bank was deemed by the OTS to be "Undercapitalized" under the Prompt Corrective Action regulations. On September 25, 2000, the Corporation consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Corporation, among other things, to contribute $5.2 million in capital to the Bank, not later than December 31, 2000, subject to extension by the OTS. The Corporation was also required to observe certain requirements regarding transactions with affiliates to maintain adequate books and records, to revise its tax sharing arrangements with the Bank, and to maintain a separate corporate existence from the Bank.

        Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required the Bank, among other things, to achieve an individual minimum core capital ratio of 6% and a modified risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank was required to double risk weight all sub-prime loans beginning in March 2001. The Supervisory Agreement also required that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans-to-one borrower and oversight by the Board of Directors.

        During 2001, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. On March 23, 2001 the Bank stipulated to the issuance of a Prompt Corrective Action Directive (the "PCA Directive") by the OTS. The PCA Directive required the Bank, among other things, to raise sufficient capital to achieve total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and a leverage ratio of 4.0% by June 30, 2001 or to be recapitalized by merging or being acquired prior to September 30, 2001. In addition, the PCA Directive provisions included limitations on capital distributions, restrictions on the payment of management fees, asset growth, acquisitions, branching, and new lines of business, senior executive officers' compensation, and on other activities. The Bank was required to restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank was prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS.

        On October 5, 2001, the Bank was notified that it was "significantly undercapitalized" pursuant to the Prompt Corrective Action regulations. On October 25, 2001, the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the "Marketing Agreement"). The Marketing Agreement permitted the OTS to provide confidential information about the Bank to prospective acquirers, merger partners or investors to facilitate the possible acquisition of the Bank or possible merger of the Bank with a qualified merger partner, among other things. The Bank was requested to enter into the Marketing Agreement due to its significantly undercapitalized designation, the fact that the Bank was in violation of the Supervisory Agreement dated September 25, 2000, and was in violation of the PCA Directive dated March 23, 2001, and that the OTS considered the Bank to be in an unsafe and unsound condition.

        On November 20, 2001, the Corporation entered into an agreement for the private placement of a secured note, together with a warrant to purchase Common Stock of the Corporation, with New Life Holdings, LLC, a California limited liability company (the "Investor"), in exchange for which the Corporation would receive $12,000,000. The sale of the note and warrant was made pursuant to a Note and Warrant Purchase Agreement entered into by the Corporation and the Investor. The Corporation issued a Senior Secured Note Due 2007 (the "Note") in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%), which is payable quarterly starting March 31, 2003, and a warrant (the "Warrant") to purchase up to 1,166,400 shares of the Corporation's common stock at an exercise price of $.75 per share. The holders of the Note have the right to nominate three of seven directors of the Corporation and the Bank until the later of (i) such time as the Note has been fully retired or (ii) three years after the Closing. The Corporation pledged the stock of its subsidiaries and the Participation Contract as collateral against the Note.

        Upon exercise of the Warrant, which is freely assignable in whole or in part in denominations of not less then 10,000 shares, the Investor or its assignee(s) (the assignees, together with the Investor, the "Warrant Holders" and each a "Warrant Holder") shall have the right to purchase during specified periods a total of up to 1,166,400 shares of Common Stock. Pursuant to the Warrant, on or before the first anniversary of the Closing, the Warrant Holder will be able to purchase 116,640 shares of Common Stock. After the first anniversary of the Closing, but on or before the second anniversary of the Closing, the Warrant Holder will be able to purchase the initial 116,640 shares of Common Stock, plus an additional 116,640 shares of Common Stock. After the second anniversary of the Closing, but on or before the third anniversary of the Closing, the Warrant Holder will be able to purchase the 233,280 shares of Common Stock available during the first two years after Closing, plus an additional 116,640 shares of Common Stock. After the third anniversary of the Closing, but prior to the tenth anniversary of the Closing (the "Expiration"), the Warrant Holder will be able to purchase the 349,920 shares available during the first three years after Closing, plus the remaining 816,480 shares of Common Stock available under the Warrant. Based on 1,333,572 shares outstanding at December 31, 2001, if the entire warrant were exercised, the shares issued upon its exercise would constitute approximately 47% of the Corporation's outstanding stock.

        On January 10, 2002, the Corporation received stockholder approval of the Note and Warrant Purchase Agreement. The closing occurred on January 17, 2002, wherein the Corporation received the net proceeds from the Note and utilized those proceeds as follows: (i) the Corporation purchased the Participation Contract from the Bank for its book value of $4.4 million; (ii) the Corporation paid $3.2 million to the Bank for taxes due the Bank; (iii) the Corporation made a capital infusion to the Bank of $3.7 million; and (iv) the Corporation paid transaction costs incurred in connection with the private placement.

        On January 17, 2002, simultaneously with the closing of the transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corporation that it had terminated the Order to Cease and Desist issued on September 25, 2000. The OTS also notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, that it had terminated the Supervisory Agreement issued on September 25, 2000 and that the Bank was no longer deemed to be in a troubled condition or a problem association.

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

        In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FCO") to recapitalize the predecessor to the SAIF. During 1984, FCO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. The FCO assessment rates as of January 1, 2001 were $0.0196 per $100 annually (or 2.0 basis points) for BIF-assessable deposits and 2.1 basis points for SAIF-assessable deposits. For the year ended December 31, 2001, assessments for both deposit insurance and the FCO payments were $971,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

        Loans-to-One Borrower.    Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2001, the Bank's limit on loans-to-one borrower was $2.3 million. At December 31, 2001, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.5 million. This consisted of two construction loans originated in June 2001, at which time the loans did not violate the Bank's legal lending limits.

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

        A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2001 the Bank maintained 96.0% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

        Limitation on Capital Distributions.    OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2001, the Bank was under a Supervisory Agreement dated September 25, 2000 and a PCA Directive dated March 23, 2001, as the Bank did not meet the minimum capital requirements.

        Liquidity.    The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank's average liquidity ratio for the year ended December 31, 2001 was 14.39%. The Bank believes that this level of liquidity is consistent with a safe and sound operation.

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

        Transactions with Related Parties.    The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

        Enforcement.    Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to terminate the Bank's deposit insurance. Federal law also establishes criminal penalties for certain violations.

        Standards for Safety and Soundness.    The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans.

Federal Reserve System

        The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 2001 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $42.8 million, the reserve requirement was $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempt from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL TAXATION

Federal Taxation

        General.    The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. The Bank has not been audited by the IRS. For its 2001 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

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

        Distributions.    Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Corporation, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

        The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Corporation, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

ITEM 2. PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2001
Corporate Headquarters (1): 10540 Magnolia Avenue, Suites B & C Riverside, CA	Leased	1997	2002	$184,000
Branch Office: 1598 E Highland Avenue San Bernardino, CA	Leased	1986	2005	24,000
Branch Office (2): 10530 Magnolia Avenue, Suite A Riverside, CA	Leased	1997	2002	7,000
Branch Office (2): 1526 Barton Road Redlands, CA	Leased	1998	2003	37,000
Branch Office: 9971 Adams Avenue Huntington Beach CA	Leased	1998	2006	41,000
Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA	Leased	1999	2004	57,000
Subleased: 8031 Philips Highway Jacksonville, FL	Leased	1997	2002	—
(1)
The Corporate Headquarters will be relocated to Orange County, California in July 2002.

(2)
These Branch Offices will be closed in June 2002 and the accounts consolidated into the San Bernardino Branch Office.

ITEM 3. LEGAL PROCEEDINGS

        In December 1999, certain shareholders of the Corporation filed a federal securities lawsuit against the Corporation, various officers and directors of the Corporation, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York, and asserted claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In June 2000, the Corporation and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission.

        During the year ended December 31, 2001, the Bank was named in five lawsuits alleging various violations of state laws relating to origination fees, interest rates, and other charges. The complaints seek to invalidate the mortgage loans, or make them conform to state laws. The Bank has responded to or is in the process of responding to the various lawsuits. The Bank intends to vigorously defend against the claims asserted in the litigation. The Bank believes that none of the litigation referred to above will have a material adverse impact on the results of operations or financial condition of the Corporation or the Bank. Furthermore, the Corporation is involved as a plaintiff or defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Note and Warrant Purchase Agreement was submitted to the stockholders and approved at a special meeting of the stockholders held on January 10, 2002. 889,599 votes were cast for the proposal approving the Agreement, 64,014 votes were cast against the proposal and 1,568 votes abstained. There were 0 broker non-votes cast as to the proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock of the Corporation was quoted on the NASDAQ National Market under the symbol "LFCO" since the Corporation's IPO on June 30, 1997 until June 7, 2001. Since that date the Corporation's stock has been quoted on the NASDAQ SmallCap Market.

        As of March 27, 2002 there were approximately 230 holders of record of the Common Stock. The following table summarizes the range of the high and low closing sale prices per share of Common Stock as quoted by NASDAQ for the periods indicated. All share data has been adjusted for the June 7, 2001 1:5 reverse stock split. See "Item 1-General-Recent Developments."

	Year Ended December 31, 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$2.25	$3.39	$3.85	$1.00
Low	$0.80	$0.90	$0.45	$0.50
	Year Ended December 31, 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.25	$3.88	$4.25	$4.50
Low	$0.28	$2.25	$2.56	$2.56

        It is the policy of the Corporation to retain earnings, if any, to provide funds for use in its business. The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.

        The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals. See "Item 7—Liquidity and Capital Resources." In addition, the Corporation's ability to pay dividends at any time may be limited by the Bank's ability to pay dividends to the Corporation. The Corporation is a legal entity separate and distinct from the Bank. Substantially all of the Corporation's revenue and cash flow, including funds available for the payment of dividends, is dependent upon the payment of dividends to the Corporation from the Bank. OTS regulations also impose limitations upon the payment of dividends. See "REGULATION—Federal Savings Institution Regulation- Limitations on Capital Distributions."

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	At December 31,
	2001	2000	1999	1998	1997
Selected Balance Sheet Data:
Total assets	$243,667	$414,421	$551,901	$428,078	$397,071
Participation Contract	4,428	4,428	9,288	—	—
Securities and FHLB stock	34,659	42,370	32,833	4,471	6,079
Loans held for sale, net	4,737	—	330,727	243,497	289,268
Loans held for investment, net	182,439	316,724	103,601	90,827	29,076
Allowance for loan losses	4,364	5,384	2,749	2,777	2,573
Residual mortgage-backed securities at fair value	—	—	—	50,296	45,352
Mortgage servicing rights	101	5,652	6,431	13,119	8,526
Deposit accounts	232,160	345,093	468,859	323,433	211,765
Borrowings	1,500	48,620	19,373	41,477	119,170
Stockholders' equity	7,648	13,900	34,462	51,998	50,886
Book value per share (1)	$5.73	$10.42	$25.90	$39.62	$38.86
Shares outstanding (1)	1,333,572	1,333,687	1,330,687	1,312,479	1,309,343
	Year Ended December 31,
	2001	2000	1999	1998	1997
Operating Data:
Interest income	$24,442	$41,519	$46,378	$41,104	$21,146
Interest expense	16,191	28,446	25,577	22,915	12,830

Net interest income	8,251	13,073	20,801	18,189	8,316
Provision for loan losses	3,313	2,910	5,382	4,166	1,850

Net interest income after provision for loans losses	4,938	10,163	15,419	14,023	6,466
Net gains (losses) from mortgage banking	402	(5,684)	7,451	23,444	25,730
Other noninterest income (loss)	3,590	3,548	(22,471)	(8,490)	1,500
Noninterest expense	14,340	25,806	29,643	27,190	15,990

Income (loss) before income tax provision (benefit)	(5,410)	(17,779)	(29,244)	1,787	17,706
Income tax provision (benefit)	642	3,003	(11,405)	728	7,382

Net income (loss)	$(6,052)	$(20,782)	$(17,839)	$1,059	$10,324

Basic earnings (loss) per share (2)	$(4.54)	$(15.58)	$(13.57)	$0.81	$10.57

Diluted earnings (loss) per share (2)	$(4.54)	$(15.58)	$(13.57)	$0.78	$10.11

Basic weighted average shares outstanding (2)	1,333,630	1,333,646	1,315,038	1,310,949	976,999

Diluted weighted average shares outstanding (2)	1,333,630	1,333,646	1,315,038	1,361,165	1,021,590

	Year Ended and at December 31,
	2001	2000	1999	1998	1997
Selected Financial Ratios and Other Data (3)
Performance Ratios:
Return on average assets	(1.92)%	(3.99)%	(3.16)%	0.23%	4.19%
Return on average equity	(53.43)	(66.44)	(32.13)	1.92	40.45
Average equity to average assets	3.60	6.01	9.82	12.14	10.35
Equity to total assets at end of period	3.14	3.35	6.24	12.15	12.82
Average interest rate spread (4)	2.91	2.82	3.95	3.83	3.30
Net interest margin (5)	2.81	2.79	4.21	4.36	3.68
Average interest-earning assets to average interest-bearing liabilities	98.35	99.56	105.01	109.81	106.65
Efficiency ratio (6)	113.97%	230.57%	757.77%	80.96%	44.63%
Loan originations and purchases	$23,860	$469,515	$1,041,168	$1,180,552	$773,107
Bank Regulatory Capital Ratios (7):
Tangible capital	5.06%	4.33%	6.28%	7.21%	5.38%
Core capital	5.06	4.33	6.28	7.21	5.38
Risk-based capital	6.62	6.99	7.45	10.90	10.52
Pro forma after capital infusion
— Core capital (8)	6.46	N/A	N/A	N/A	N/A
— Risk-based capital (8)	10.95	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Impaired assets as a percent of total assets (9)	6.93	6.84	1.14	2.17	1.62
Allowance for loan losses as a percent of impaired loans	31.07%	19.89%	68.43%	37.48%	51.52%

        N/A—not applicable.

(1)
Book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for the June 2001 1:5 reverse stock split.

(2)
Earnings (loss) per share is based upon the weighted average shares outstanding during the period, adjusted retroactively for the June 2001 1:5 reverse stock split.

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

(7)
For definitions and further information relating to the Bank's regulatory capital requirements, see "Item 1—Business—Regulation"

(8)
The pro forma capital ratio calculations are based on December 31, 2001 actual amounts adjusted for the capital infusion of $3.7 million, the sale of the Participation Contract for $4.4 million and the receipt of taxes due from the Corporation of $3.2 million.

(9)
Impaired assets consist of impaired loans and REO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Summary

        The principal business of the Bank is attracting retail deposits from consumers and small businesses and investing those deposits together with funds generated from operations and borrowings, primarily in income property secured real estate loans and residential secured construction loans. The Bank will commence originating and purchasing income property real estate secured loans through a network of mortgage brokers located within the state of California. In 2002 the Bank will fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank's market area. The Bank's ability to originate and purchase loans is influenced by the general level of product available. The Bank's results of operations are also affected by the Bank's provision for loan losses and the level of operating expenses. The Bank's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies. See "Item 1—Business." Additionally, all share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the 1:5 reverse stock split that occurred on June 7, 2001.

Average Balance Sheets

        The following tables set forth certain information relating to the Company for the years ended December 31, 2001, 2000, and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Unless otherwise noted, average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$20,331	$982	4.83%	$2,087	$278	13.35%	$13,001	$735	5.66%
Federal funds sold	444	16	3.72	3,535	209	5.91	8,432	393	4.67
Securities held under repurchase agreements	—	—	—	205	13	6.44	—	—	—
Investment securities (2)	27,148	1,471	5.42	44,690	2,721	6.09	16,951	959	5.66
Residual mortgage- backed securities (2)	—	—	—	—	—	—	45,049	3,300	7.33
Loans receivable, net (3)	245,629	21,973	8.95	417,498	38,298	9.17	411,189	40,991	9.97

Total interest earning assets	293,552	24,442	8.33	468,015	41,519	8.87	494,622	46,378	9.38
Noninterest-earning assets (4)	21,101			52,354			69,948

Total assets (4)	$314,653			$520,369			$564,570

Liabilities and Equity:
Interest-bearing liabilities:
Passbook accounts, money market, and checking,	$27,326	374	1.37	$31,665	667	2.10	$31,836	730	2.29
Certificate accounts	254,145	14,615	5.75	400,593	24,905	6.22	392,072	21,270	5.43

Total interest-bearing deposits	281,471	14,989	5.33	432,258	25,572	5.91	423,908	22,000	5.19
Other borrowings	15,494	992	6.40	36,339	2,664	7.33	45,600	3,367	7.38
Subordinated debentures	1,500	210	14.00	1,500	210	14.00	1,500	210	14.00

Total interest-bearing liabilities	298,465	16,191	5.42	470,097	28,446	6.05	471,008	25,577	5.43
Noninterest-bearing liabilities (4)	4,862			18,994			38,880

Total liabilities (4)	303,327			489,091			509,888
Equity (4)	11,326			31,278			54,682

Total liabilities and equity (4)	$314,653			$520,369			$564,570

Net interest income		$8,251			$13,073			$20,801

Net interest rate spread (5)			2.91%			2.82%			3.95%

Net interest margin (6)			2.81%			2.79%			4.21%

Ratio of interest- earning assets to interest-bearing liabilities			98.35%			99.56%			105.01%

(1)
Includes interest on float from cash disbursements.

(2)
Includes unamortized discounts and premiums and certificates of deposit.

(3)
Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and impaired loans.

(4)
Average balances are measured on a month-end basis for 1999.

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

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000			Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
	Increase (decrease) due to			Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Cash and cash equivalents	$986	$(282)	$704	$(24)	$83	$59
Federal funds sold	(136)	(57)	(193)	(879)	179	(700)
Securities held under repurchase agreements	(6)	(7)	(13)	6	7	13
Investment securities	(976)	(274)	(1,250)	1,684	78	1,762
Residual mortgage-backed securities	—	—	—	(1,650)	(1,650)	(3,300)
Loans receivable, net (1)	(15,397)	(928)	(16,325)	622	(3,315)	(2,693)

Total interest earning assets	(15,529)	(1,548)	(17,077)	(241)	(4,618)	(4,859)
Interest bearing liabilities:
Passbook accounts, money market, and checking	(82)	(210)	(292)	(4)	(59)	(63)
Certificate accounts	(8,538)	(1,753)	(10,291)	471	3,164	3,635
Borrowings	(1,370)	(302)	(1,672)	(679)	(24)	(703)
Subordinated debentures	—	—	—	—	—	—

Total interest bearing liabilities	(9,990)	(2,265)	(12,255)	(212)	3,081	2,869
Changes in net interest income	$(5,539)	$717	$(4,822)	$(29)	$(7,699)	$(7,728)

(1)
Includes interest on loans held for sale.

Comparison of Operating Results for the Year Ended December 31, 2001 and December 31, 2000

General

        For the year ended December 31, 2001, the Company reported a net loss of $6.1 million or $4.54 per share, compared with a net loss of $20.8 million or $15.58 per share for the same period in 2000. The $14.7 million decrease in net loss was primarily the result of losses occurring in 2000. These include losses from mortgage banking operations of $5.7 million, a write down on the Participation Contract of $4.9 million, and a tax provision of $3.0 million. There was also $849,000 in restructuring charges related to a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations.

Interest Income

        Interest income for the year ended December 31, 2001 was $24.4 million, compared to $41.5 million for the year ended December 31, 2000. The decrease of $17.1 million, or 41.2%, is due to a decrease in average balance and yield on interest-earning assets. Interest income on loans receivable decreased $16.3 million to $22.0 million for the year ended December 31, 2001 from $38.3 million for the year ended December 31, 2000. The decrease in interest income on loans was primarily the result of a 22 basis points decrease in the yield on loans receivable and a decrease in the average loan balance from $417.5 million in 2000 to $245.6 million in 2001.

Interest Expense

        Interest expense for the year ended December 31, 2001 was $16.2 million, compared to $28.4 million for the year ended December 31, 2000. The $12.2 million decrease primarily reflects a 58 basis points decrease in the cost of interest-bearing deposits related to the prevailing decrease in market interest rates and a decrease in the average deposit balance from $432.3 million in 2000 to $281.5 million in 2001. The remaining $1.7 million decrease is predominately due to a drop in the average borrowings balance from $36.3 million in 2000 to $15.5 million in 2001. This reduction in borrowings is in line with the decrease in our loan portfolio.

Net Interest Income

        Net interest income before provision for loan losses was $8.3 million for the year ended December 31, 2001, compared to $13.1 million for the year ended December 31, 2000. The $4.8 million decrease in net interest income before provision for loan losses is reflective of a lower average balance and yield on interest-earning assets. The Company's yield on average earning assets was 8.33% for the year ended December 31, 2001, compared with 8.87% for the same period in 2000. The average cost of interest-bearing liabilities for the Company decreased to 5.42% during the year ended 2001, compared with 6.05% during the same period in 2000. Total interest income decreased $17.1 million, or 41.1%, while total interest expense decreased $12.3 million, or 43.1%.

Provision for Loan Losses

        The provision for loan losses increased to $3.3 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. Net impaired loans decreased by 52.33% from $26.7 million in 2000 to $12.7 million in 2001, partially resulting in an increase in net charge-offs from $275,000 in 2000 to $4.3 million in 2001. Average loans outstanding during 2001 decreased by $171.9 million, or 41.2% over 2000, while the provision for loan losses increased $403,000 in 2001, or 13.8%, compared to 2000 provision. In June 2001, the Company transferred $9.3 million in non-performing loans from loans held for investment to loans held for sale. At that time, a lower of cost or market adjustment of $634,000 was recorded as a charge-off against the allowance for loan losses.

Noninterest Income (Loss)

        Noninterest income was $4.0 million for the year ended December 31, 2001, compared to a loss of $2.1 million for the year ended December 31, 2000. This $6.1 million increase is primarily due to a lower of cost or market adjustment in 2000 of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market and losses from the sale of loans in 2000 as a result of the Company's exit from mortgage banking.

        Loan servicing and mortgage banking income was $1.9 million for the year ended December 31, 2001 compared to $7.0 million for the year ended December 31, 2000. This $5.1 million decrease is primarily due to the drop in servicing fee income after the sale in the first quarter 2001 of substantially all of the Bank's mortgage servicing rights, which resulted in a gain of $166,000. This sale is consistent with the Bank's strategy to reduce risk in the balance sheet.

Noninterest Expense

        Noninterest expense for the year ended December 31, 2001 was $14.3 million compared to $25.8 million for the year ended December 31, 2000. The $11.5 million decrease in expense was primarily comprised of a decrease in compensation and benefits of $5.9 million and a $2.4 million net decrease in other expenses. The decrease in compensation is mostly due to the reduction of employees from 100 full-time employees at December 31, 2000 to 66 full-time employees at December 31, 2001. As a result of the Bank's exit from mortgage banking and management's diligent efforts to reduce operating expenses, other expenses decreased by a net $2.4 million, which included an offsetting increase of $808,000 in the Bank's deposit insurance premiums in 2001.

Income Taxes

        The provision for income taxes decreased to a tax provision of $642,000 for the year ended December 31, 2001 compared to a provision of $3.0 million for the year ended December 31, 2000. The loss before income taxes decreased to $5.4 million for the year ended December 31, 2001 compared to $17.8 million loss before tax benefit for the year ended December 31, 2000. The Company increased the deferred tax valuation allowance by $1.7 million from $9.9 million in 2000 to $11.6 million, as it is more likely than not that the benefit will not be realized.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

        Total assets of the Company were $243.7 million at December 31, 2001 compared to $414.4 million at December 31, 2000. The 41.2% decrease in total assets of the Company was primarily the result of a $129.5 million decrease in the loan portfolio.

        Total Bank deposits at December 31, 2001 were $232.2 million compared to $345.1 million at December 31, 2000. The 32.7% decrease in deposits is the result of the reduction of brokered and wholesale deposits. During 2001, the Bank continued its strategy to focus heavily on increasing retail deposits to reduce wholesale certificates of deposit and other borrowings and eliminate brokered deposits. Additionally, the ratio of retail deposits to total deposits increased to 97.1% for the period ended December 31, 2001, compared to 82.3% at December 31, 2000. The cost of the Bank's retail deposits at December 31, 2001 was 3.59% versus 5.95% at December 31, 2000.

        The allowance for loan losses was $4.4 million at December 31, 2001, compared to $5.4 million at December 31, 2000. The December 31, 2001 allowance for loan losses, as a percent of impaired loans and gross loans was 31.07% and 2.24%, respectively, compared with 19.89% and 1.61% at December 31, 2000. The Bank's net credit loss rate for the year ended December 31, 2001 was 1.76% versus 0.07% for the year ended December 31, 2000. LIFE Bank's 30+ day delinquency rate at December 31, 2001 was 10.9%, compared to 7.47% at December 31, 2000.

        Foreclosed real estate was $4.2 million at December 31, 2001, compared to $1.7 million at December 31, 2000. The $2.5 million increase, or 147%, is a partial result of the Company's drop in impaired loans, net of specific allowance, from $26.7 million in 2000 to $12.7 million in 2001.

        In the first quarter 2001, the Bank sold substantially all of its mortgage servicing rights. Mortgage servicing rights were $101,000 at December 31, 2001, compared to $5.7 million at December 31, 2000.

Comparison of Operating Results for the Year Ended December 31, 2000 and December 31, 1999

General

        For the year ended December 31, 2000, the Company reported a net loss of $20.8 million or $15.58 per share. The net loss was primarily the result of losses from mortgage banking operations of $5.7 million, a loss on the Participation Contract of $4.9 million, and a tax provision of $3.0 million. There was also $849,000 in restructuring charges related to a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations. As part of the restructuring, the Company ceased the purchasing and originating of loans for sale in the secondary market and refocused on retail deposit taking and originating higher balance real estate mortgage loans. These include loans secured by one-to-four unit residential properties, predominately located in California, and loans for the construction of individual residences and small tracts of residences in already developed areas, known as "in-fill tracts" for its portfolio.

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

Interest Income

        Interest income for the year ended December 31, 2000 was $41.5 million, compared to $46.4 million for the year ended December 31, 1999. The decrease of $4.9 million, or 10.56%, was due to a decrease in average balance and yield on interest-earning assets. Interest income on loans receivable decreased $2.7 million to $38.3 million for the year ended December 31, 2000 from $41.0 million for the year ended December 31, 1999. The decrease in interest income on loans was primarily the result of an 80 basis points decrease in the yield on loans receivable.

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

Provision for Loan Losses

        The provision for loan losses decreased to $2.9 million for year ended December 31, 2000 from $5.4 million for the year ended December 31, 1999. The change is comprised of a decrease of $5.1 million in net charge-offs, an increase in the provision expense of $1.1 million for the $213.1 million increase in loans held for investment plus $5.6 million increase for the $22.7 million increase in impaired loans, offset by a $4.1 million decrease for the change in the loss factors. The decrease in the loss factors was based on an analysis of the Bank's historical loss experience and reduction in sub-prime and High LTV loans. The decrease in net charge-offs is primarily due to an increase in sales of substandard and impaired loans during 2000. Additionally, the decrease in the provision for loan losses reduced the allowance for loan losses as a percentage of loans held for investment from 2.09% at December 31, 1999 to 1.61% at December 31, 2000.

Noninterest Income (Loss)

        Noninterest loss was $2.1 million for the year ended December 31, 2000, compared to $15.0 million for the year ended December 31, 1999. This $12.9 million decrease in noninterest loss is primarily composed of a $31.9 million loss on residual mortgage-backed securities in 1999 and a $295,000 gain in 2000, offset by a $13.1 million decrease in loss from mortgage banking operations, a write-down of the Participation Contract of $4.9 million, and a $1.3 million decrease in loan servicing and mortgage banking fee income. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Company's valuation model. Eliminating the one-time charge of $29.1 million related to the sale of the Company's residual mortgage-backed securities and related mortgage servicing rights, noninterest income would have been $14.1 million for the year ended December 31, 1999.

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

        Additionally, included in net gains (loss) from mortgage banking operations for 1999, the Company provided a reserve of $3.0 million against the held-for-sale loan portfolio to adjust the value to the lower of cost or market. The reserve is related to certain sub-performing and impaired loans. The reserve was established in conjunction with a review of the age, composition and specific performance of the Company's available-for-sale loans.

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

Noninterest Expense

        Noninterest expense for the year ended December 31, 2000 was $25.8 million compared to $29.6 million for the year ended December 31, 1999. The $3.8 million decrease in expense was primarily due to a decrease in compensation and benefits of $1.5 million and a $3.3 million decrease in other expenses partially offset by a $849,000 restructuring charge. The decrease of $3.3 million in other expenses included a contractual $1.2 million severance payment in 1999 and a drop of $900,000 in other operating expenses.

        The restructuring costs incurred were primarily attributable to the abandonment of furniture, equipment and leasehold fixtures, the selling of a building plus a buyout of an employee's contract. The restructuring was due to increased competition in mortgage banking, a decrease in the secondary market spread and increased servicing costs. The restructuring is expected to decrease the risk profile of the Company's lending businesses, reduce operating expenses and establish core earnings for the Company. In addition, the Bank consolidated one of its retail banking branches into a nearby branch.

        There was a reduction of employees from 334 full-time employees at December 31, 1999 to 100 full-time employees at December 31, 2000. The reduction in the employees was due mainly to the Bank's decision to cease purchasing and originating loans for sale in the secondary market and the discontinuance of sub-prime and consumer lending.

Income Taxes

        The provision for income taxes increased to a tax provision of $3.0 million for the year ended December 31, 2000 compared to a benefit of $11.4 million for the year ended December 31, 1999. This was primarily due to a valuation allowance recorded December 31, 2000 of approximately $9.9 million against the deferred tax asset, as it is more likely than not that such benefit would not be realized. The loss before income taxes decreased to $17.8 million for the year ended December 31, 2000 compared to $29.2 million loss before tax benefit for the year ended December 31, 1999 primarily due to the loss associated with the sale of the Company's residual mortgage-backed securities in 1999.

Liquidity and Capital Resources

        The Company's primary sources of funds are principal and interest payments on loans and deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain at least the required minimum level of liquid assets to assure a safe and sound operation. The Bank's average liquidity ratios were 14.39%, 8.36%, and 5.70% for the years ended December 31, 2001, 2000 and 1999, respectively. See "Item 1—REGULATION—Federal Savings Institution Regulation—Liquidity."

        The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows (used in) provided by operating activities was ($250,000) for the year ended December 31, 2001, compared to $81.5 million for the year ended December 31, 2000. The decrease in cash provided by operating activities was primarily a result of a decrease in proceeds from sales and principal payments of loans held for sale of

$526.5 million offset by a decrease in purchase and origination of loans held for sale of $454.9 million. Net cash provided by investing activities was $159.5 million and $1.2 million for the year ended December 31, 2001 and 2000, respectively. The increase in cash provided by investing activities is primarily a result of an increase in proceeds from sale and principal payments on loans held for investment of $90.9 million. Net cash used in financing activities were ($160.1) million and ($94.5) million for the year ended December 31, 2001 and 2000, respectively. This was primarily due to repayment of FHLB advances and other borrowings of $47.1 million.

        The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $7.7 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of Federal Home Loan Bank (FHLB) advances. At December 31, 2001, the Bank did not have any advances outstanding from the FHLB. Effective January 22, 2002 the Bank has access of up to 15% of its assets in FHLB advances.

        The Bank's ability to make capital distributions to the Corporation could be restricted by OTS regulations and tax considerations. See "Item 1—REGULATION—Federal Savings Institution Regulation-Limitations on Capital Distributions" and "Item 1—FEDERAL AND STATE TAXATION—Distributions."

        The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio, and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized." In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized." See "Item 1—REGULATION—Federal Savings Institution Regulation—Capital Requirements."

        The Company had no material contractual obligations or commitments for capital expenditures at December 31, 2001. At December 31, 2001, the Company had $5.7 million outstanding commitments to originate or purchase mortgage loans compared to $1.4 million at December 31, 2000. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2001, totaled $165.8 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

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

Impact of New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets,"

effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion ("APB") Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's financial statements.

Risk Factors

        The Company may continue to incur losses.    The Company incurred a net loss of $6.1 million and $20.8 million for the years ended December 31, 2001 and 2000, respectively and may continue to incur losses. The company expects to return to profitability during 2002. Even if the Company becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. The failure to become profitable may reduce the value of investment in its common stock.

        Failure to implement the strategic plan could adversely affect the operations.    The strategic plan is to transform the Bank from an institution whose operations consist primarily of originating and selling residential mortgage loans to borrowers with sub-prime credit and high loan-to-value loans, to a community-based banking institution. As part of this plan, the Company has refocused on retail deposit taking and originating higher credit quality and larger balance real estate mortgage loans secured by income properties and loans for the construction of individual and small in-fill tracts of residences for our portfolio. The financial position and results of operations depend on the ability to successfully implement the strategic plan. The failure to implement the strategic plan could harm the business and harm the results of operations. The plan includes relocation to Orange County. The planned relocation of the corporate headquarters from Riverside to Orange County may affect the Company's ability to retain certain non-management employees.

        Competition can take many forms, including convenience in obtaining a loan, service, marketing and distribution channels and interest rates. During periods of rising rates, competitors who have "locked in" low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's borrowers to refinance their loans. During economic slowdowns or recessions, the Bank's borrowers may have financial difficulties and may be receptive to offers by the Bank's competitors.

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

        Loans to borrowers with sub-prime credit involve a higher risk of default.    At December 31, 2001, the Bank held loans to sub-prime borrowers, in the amount of $19.1 million. Sub-prime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. The Bank's primary determinate in identifying sub-prime loans from "A" or prime credit quality loans is the borrower's credit rating based on a Fair, Isaac & Company ("FICO") credit score. All loans to borrowers who possess a FICO credit score of 619 or less are considered sub-prime. These borrowers typically present a higher level of risk of default than prime borrowers. The actual rates of delinquencies, foreclosures and losses on loans to sub-prime borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry for loans to prime borrowers. While the Bank believes that the underwriting procedures and appraisal processes employed enabled the Bank to somewhat reduce the risks inherent in loans made to these borrowers, the Bank cannot assure you that such procedures or processes will afford adequate protection against such risks.

        Loans that are not fully secured involve a higher risk of loss.    The Bank no longer originates high loan-to-value real estate secured loans, where the amount of the loan, together with more senior loans secured by the real estate, exceeds the value of the real estate. However, at December 31, 2001, the Bank still owned $15.4 million of these loans, which represented 6.20% of total assets. In the event of a default on such a loan by a borrower, there generally would be insufficient collateral to pay off the balance of the loan and, as holder of a second position on the property, the Company would likely lose all or a substantial portion of its investment.

        Investing in loans in states other than California may expose the Company to unfamiliar laws and market risks. In addition to lending activity in California, the Bank has originated or purchased a significant number of one-to-four family residential mortgage loans on a nationwide basis through a network of originators. There are risks involved in investing in loans on properties located throughout the nation, including:

  •
  some of the properties securing loans may be located in states which are experiencing adverse economic conditions, including a general softening in real estate markets and the local economies, which may result in increased loan delinquencies and loan losses; and

  •
  regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of mortgagors in default vary greatly from state to state, and these restrictions may limit the Bank's ability to foreclose on a property or seek other recovery.

        Risks related to factors outside the Company's control, including interest rate fluctuations, could harm profitability. The Company's profitability depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income. The assets and liabilities may react differently to changes in overall market rates or conditions. See "Item 7A—Interest Rate Risk." If interest rates rise, the Company anticipates that its net interest income would decline, as interest paid on its deposits would increase more quickly than the interest earned on its assets. Moreover, in periods of rising interest rates, financial institutions typically originate fewer mortgage loans. If interest rates decline, the Bank's loans may be refinanced at lower rates or paid off and its investments may be prepaid earlier than expected. If that occurs, the Bank may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease the Company's income.

        We may be unable to successfully compete in our industry.    The Bank's operating results and its growth prospects are most directly and materially influenced by (1) the health and vibrancy of the United States real estate markets, and the underlying economic forces which affect such markets, (2) the overall complexion of the interest rate environment, including the absolute level of market interest rates and the volatility of such rates, (3) the prominence of competitive forces which provide customers, or potential customers, of the Company with alternative sources of deposits and mortgage funds or investments which compete with the Company's products and services, and (4) regulations promulgated by the regulatory authorities, including those of the OTS, the FDIC and the FRB. The Company's success in identifying trends in each of these factors, and implementing strategies to exploit such trends, strongly influence the Company's long-term results and growth prospects.

        The Bank's income property and construction lending businesses are subject to intense local competition from larger banking companies, community banks, and thrift institutions.

        Adverse outcomes of litigation against the Company could harm its business and results of operation. As a result of the consumer-oriented nature of the industry in which it operates and uncertainties with respect to the application of various laws and regulations in some circumstances, industry participants are named from time to time as defendants in litigation, including class action suits, involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against the Bank in connection with any litigation could harm its business and results of operations. See "Item 3—LEGAL PROCEEDINGS".

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Interest Rate Risk Management.    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board-approved guidelines through the establishment of prudent asset concentration guidelines. Through such management, management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operational strategies. The Bank's Board of Directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

        Net Portfolio Value.    The Bank's interest rate sensitivity is monitored by management through the use of a model which estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure in the event of a 200 basis point increase or decrease in interest rates exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purpose of the risk-based capital requirement. The OTS has postponed indefinitely the date the component will first be deducted from an institution's total capital. See "Item 1—REGULATION—Federal Savings Institution Regulation."

        As of December 31, 2001 and 2000, the Bank's Sensitivity Measure, as measured by the OTS, was 115 and 129 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates. This would correspondingly result in a $3.5 million and $6.5 million reduction in the NPV of the Bank. There was not a significant change in interest rate risk exposure to the Bank between December 31, 2001 and December 31, 2000.

        The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2001 and December 31, 2000, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp"):

Interest Rate Sensitivity of Net Portfolio Value (NPV)

As of December 31, 2001

(dollars in thousands)

Net Portfolio Value
					NPV as % of Portfolio Value of Assets % Change (BP)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio
+300 BP	18,907	(5,871)	-24%	7.53%	-196 BP
+200 BP	21,252	(3,525)	-14%	8.34%	-115 BP
+100 BP	23,257	(1,520)	-6%	9.01%	-48BP
Static	24,777			9.49%
-100 BP	25,610	833	3%	9.73%	+23 BP
-200 BP *
-300 BP *
*
The model was not able to calculate meaningful results due to the low interest rate environment.

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

        Selected Assets and Liabilities which are Interest Rate Sensitive.    The following table provides information regarding the Bank's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 2001 and 2000. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and repricing date. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

	Maturities and Repricing
At December 31, 2001	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$5,600	$—	$—	$—	$—	$23,081
Average Interest Rates	2.27%	—%	—%	—%	—%	4.92%
Mortgage-Backed Securities
Fixed Rate	$—	$—	$—	$—	$—	$8,474
Average Interest Rate	—%	—%	—%	—%	—%	5.03%
Loans — Fixed Rate	$496	$532	$15	$1,315	$2,402	$75,715
Average Interest Rate	8.07%	12.23%	15.23%	8.45%	8.35%	10.56%
Loans — Adjustable Rate	$97,261	$11,068	$3,970	$1,309	$998	$48
Average Interest Rate	8.92%	9.74%	7.59%	8.33%	7.25%	8.81%
Mortgage Servicing Rights (1)	$101	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	—%	—%	—%	—%	—%
Selected Liabilities
Interest-Bearing NOW Passbook and MMDA's	$6,174	$4,939	$3,951	$3,161	$2,529	$10,114
Average Interest Rate	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%
Certificates of Deposits	$165,791	$28,334	$3,066	$1,438	$1,784	$878
Average Interest Rate	2.36%	2.87%	4.29%	4.92%	3.76%	6.18%
Lines of Credit and Sub-Debentures	$—	$—	$1,500	$—	$—	$—
Average Interest Rate	—%	—%	14.00%	—%	—%	—%

(1)
During the first quarter of 2001, the Bank sold substantially all of its mortgage servicing rights.

At December 31, 2000	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$25,730	$—	$—	$—	$—	$—
Average Interest Rates	6.21%	—%	—%	—%	—%	—%
Mortgage-Backed Securities
Fixed Rate	$39,455	$—	$—	$—	$—	$—
Average Interest Rate	6.04%	—%	—%	—%	—%	—%
Loans — Fixed Rate	$441	$292	$787	$30	$1,522	$126,270
Average Interest Rate	7.93%	13.44%	13.93%	15.97%	8.54%	10.53%
Loans — Adjustable Rate	$137,723	$52,551	$14,456	$683	$330	$181
Average Interest Rate	9.46%	10.38%	10.66%	9.00%	9.95%	11.28%
Mortgage Servicing Rights (1)	$5,652	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	—%	—%	—%	—%	—%
Selected Liabilities
Interest-Bearing NOW Passbook and MMDA's	$5,924	$4,739	$3,791	$3,033	$2,427	$9,707
Average Interest Rate	1.28%	1.28%	1.28%	1.28%	1.28%	1.28%
Certificates of Deposits	$300,999	$12,113	$826	$302	$429	$803
Average Interest Rate	6.54%	6.79%	6.24%	6.98%	6.63%	6.47%
FHLB Advances	$47,120	$—	$—	$—	$—	$—
Average Interest Rate	6.68%	—%	—%	—%	—%	—%
Lines of Credit and Sub-Debentures	$—	$—	$—	$1,500	$—	$—
Average Interest Rate	—%	—%	—%	14.00%	—%	—%

(1)
During the first quarter of 2001, the Bank sold substantially all of its mortgage servicing rights.

        The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Board of Directors and Stockholders
Life Financial Corporation and Subsidiaries
Riverside, California

        We have audited the accompanying consolidated balance sheet of Life Financial Corporation and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Life Financial Corporation and Subsidiaries as of December 31, 2001, and the results of its operations, changes in its stockholders' equity, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
March 15, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Life Financial Corporation

        We have audited the accompanying consolidated statements of financial condition of Life Financial Corporation and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Financial Corporation and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP

Irvine, California
March 16, 2001

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	At December 31,
	2001	2000
ASSETS
Cash and due from banks	$7,206	$7,810
Federal funds sold	500	730

Cash and cash equivalents	7,706	8,540
Securities held under repurchase agreements	—	25,000
Investment securities available for sale	34,659	42,370
Participation Contract	4,428	4,428
Loans held for sale, net	4,737	—
Loans held for investment, net	182,439	316,724
Mortgage servicing rights	101	5,652
Accrued interest receivable	1,600	3,187
Foreclosed real estate	4,172	1,683
Premises and equipment	1,184	3,100
Current tax receivable	—	202
Deferred income taxes	350	901
Other assets	2,291	2,634

TOTAL ASSETS	$243,667	$414,421

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$8,653	$9,858
Interest bearing	223,507	335,235
Borrowings	—	47,120
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,359	6,808

Total liabilities	236,019	400,521
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 (2001) and 1,333,687 (2000) shares issued and outstanding	13	13
Additional paid-in capital	42,628	42,629
Retained deficit	(34,964)	(28,912)
Accumulated other comprehensive income	(29)	170

Total stockholders' equity	7,648	13,900

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$243,667	$414,421

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Year ended December 31,
	2001	2000	1999
INTEREST INCOME:
Loans	$21,973	$38,298	$40,991
Investment securities and other interest-earning assets	2,469	3,221	5,387

Total interest income	24,442	41,519	46,378
INTEREST EXPENSE:
Interest-bearing deposits	14,989	25,572	22,000
Borrowings	992	2,664	3,367
Subordinated debentures	210	210	210

Total interest expense	16,191	28,446	25,577

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,251	13,073	20,801
PROVISION FOR LOAN LOSSES	3,313	2,910	5,382

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,938	10,163	15,419
NONINTEREST INCOME (LOSS):
Loan servicing and mortgage banking fee income	1,893	6,987	8,273
Bank and other fee income	649	568	355
Net gain (loss) gain from mortgage banking operations	402	(5,684)	7,451
Net gain (loss) on Participation Contract and investment securities	884	(4,848)	—
Net gain (loss) on residual mortgage-backed securities	—	295	(31,888)
Other income	164	546	789

Total noninterest income (loss)	3,992	(2,136)	(15,020)
NONINTEREST EXPENSE:
Compensation and benefits	5,448	11,337	12,772
Premises and occupancy	2,513	4,266	4,227
Data processing and communications	712	1,072	1,642
Net loss on foreclosed real estate	387	589	31
Restructuring charges	—	849	—
Other expense	5,280	7,693	10,971

Total noninterest expense	14,340	25,806	29,643

LOSS BEFORE INCOME TAX PROVISION (BENEFIT)	(5,410)	(17,779)	(29,244)
INCOME TAX PROVISION (BENEFIT)	642	3,003	(11,405)

NET LOSS	$(6,052)	$(20,782)	$(17,839)

LOSS PER SHARE:
Basic loss per share	$(4.54)	$(15.58)	$(13.57)
Diluted loss per share	$(4.54)	$(15.58)	$(13.57)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,630	1,333,646	1,315,038
Diluted	1,333,630	1,333,646	1,315,038

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(dollars in thousands, except per share data)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1998	1,312,479	$13	$42,276	$—	$9,709		$51,998
Exercise of stock options	18,208	—	303	—	—		303
Net loss	—	—	—	—	(17,839)		(17,839)

Balance at December 31, 1999	1,330,687	13	42,579	—	(8,130)		34,462
Exercise of stock options	3,000	—	50	—	—		50
Comprehensive loss
Net loss	—	—	—	—	(20,782)	$(20,782)	(20,782)
Unrealized gains on investments, net of tax of $124	—	—	—	170	—	170	170

Total comprehensive loss	—	—	—	—	—	$(20,612)	—

Balance at December 31, 2000	1,333,687	13	42,629	170	(28,912)		13,900
Fractional shares repurchased in conjunction with the 1:5 reverse stock split	(115)	—	(1)	—	—		(1)
Comprehensive loss
Net loss	—	—	—	—	(6,052)	$(6,052)	(6,052)
Reversal of unrealized gains on investments, net of tax of $137	—	—	—	(199)	—	(199)	(199)

Total comprehensive loss	—	—	—	—	—	$(6,251)	—

Balance at December 31, 2001	1,333,572	$13	$42,628	$(29)	$(34,964)		$7,648

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods Ended,
(dollars in thousands)

	For the Year ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,052)	$(20,782)	$(17,839)
Adjustments to net (loss)
Depreciation and amortization	1,176	1,619	2,292
Provision for loan losses	3,313	2,910	5,382
Loss on sale, provision, and write-down of foreclosed real estate	2,092	594	858
Loss on sale and disposal on premises and equipment	670	801	—
Net unrealized and realized (gain)loss and accretion on investment securities, residual mortgage-backed securities, participation contract and related mortgage servicing rights	(12)	5,109	30,651
Loss (gain) on sale and securitization of loans held for sale	—	4,639	(16,183)
(Gain)loss on sale of investment securities available for sale	(884)	11	—
Purchase and origination of loans held for sale	—	(454,900)	(1,012,269)
Proceeds from the sales of and principal payments from loans held for sale	1,732	528,256	890,836
Impairment of mortgage servicing rights	—	—	881
Change in allowance on mortgage servicing rights	(165)	(642)	877
Amortization of mortgage servicing rights	43	1,421	4,711
Provision for lower of cost or market on loans	788	—	3,000
Write-down of loans transferred from/to held for investment	(1,002)	1,688	—
Change in current and deferred income tax receivable	753	22,496	(23,849)
(Decrease) increase in accrued expenses and other liabilities	(4,449)	(22,411)	18,037
Federal Home Loan Bank stock dividend	(183)	(160)	(136)
Decrease (increase) in accrued interest receivable and other assets	1,930	10,820	(2,132)

Net cash provided by (used in) operating activities	(250)	81,469	(114,883)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for
Investment	149,409	58,466	15,676
Purchase and origination of loans held for investment	(34,887)	(25,482)	—
(Gain) Loss on sale of loans held for investment	(132)	128	—
Principal payments on securities	4,306	6,285	—
Proceeds from sale of foreclosed real estate	5,746	2,179	4,661
Purchase of securities	(58,254)	(64,605)	(30,105)
Proceeds from sale or maturity of securities	62,387	49,110	2,002
Proceeds from sale of mortgage servicing rights	5,839	—	—
Decrease (increase) in securities held under repurchase agreements	25,000	(25,000)	—
Decrease (increase) in premises and equipment	70	144	(669)
Cash received on residual mortgage-backed securities	—	—	11,980
Purchase of FHLB stock	(14)	—	(124)

Net cash provided by investing activities	159,470	1,225	3,421

	For the Year ended December 31,
	2001	2000	1999
CASH FLOW FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(112,933)	(123,766)	145,426
Repayment of borrowings	—	(17,873)	(22,104)
(Repayment of) proceeds from FHLB advances	(47,120)	47,120	—
Disbursements (net proceeds) from issuance of common stock	(1)	50	303

Net cash (used in) provided by financing activities	(160,054)	(94,469)	123,625

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(834)	(11,775)	12,163
CASH AND CASH EQUIVALENTS, beginning of period	8,540	20,315	8,152

CASH AND CASH EQUIVALENTS, end of period	$7,706	$8,540	$20,315

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$16,499	$28,155	$26,018
Income taxes paid	$—	$97	$7,138
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale to (from) held for investment	$(9,251)	$253,597	$—
Transfers from loans to foreclosed real estate	$10,327	$2,242	$5,869
Sale of residual mortgage-backed securities and related servicing in exchange for cash and other consideration	$—	$—	$15,121

See Notes to Consolidated Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Each of the Three Years in Period Ended December 31, 2001

1. Description of Business and Summary of Significant Accounting Policies

        Basis of Presentation and Description of Business—The consolidated financial statements include the accounts of LIFE Financial Corporation (the "Corporation") and its wholly owned subsidiaries, Life Bank, F.S.B. (formerly Life Savings Bank, Federal Savings Bank) (the "Bank") and Life Financial Insurance Services, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Corporation, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

        The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgage and residential construction loans. At December 31, 2001, the Bank had five retail bank branches located in Orange, San Bernardino and Riverside Counties, California.

        Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2001, $435,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held.

        Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in noninterest income as net loss on investment securities.

        Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

        Participation Contract—The Participation Contract is recorded on the Bank's financial statements at December 31, 2001 at $4.4 million. The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract begins after the purchaser of the residual mortgage-backed securities recaptures its initial cash investment and a 15% internal rate of return. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

        Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its amortized cost and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previously acceptable accounting method whereby impairment was measured using a risk-free rate of return.

        Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract. However, due to the uncertainty and inadequate cash flow history from the Securitizations to the holders of the asset, the Company has decided that it is prudent to leave the Participation Contract on a non-accrual basis until there is a sufficient cash flow history. Based on the current cash flows and other events effecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company's financial statements for the year ended December 31, 2001.

        The following table summarizes the factors used in determining the fair value of the Participation Contract at December 31, 2001 and the effects of adverse adjustments to these factors. The assumptions used for the prepayment speeds and credit losses are based on the historical performance of each of the three residual mortgage-backed securities. The assumptions presented in the following table are composites of the assumptions used in determining the fair value of the Participation Contract (dollars in thousands):

	December 31,
	2001	2000
Fair Value of Participation Contract at:	$4,428	$4,428
Prepayment speed assumption:	22.87%	21.59%
Fair value with a 10% adverse change	$4,180	$4,310
Fair value with a 20% adverse change	$3,967	$4,164
Discount rate assumption:	68.00%	40.00%
Fair value with a 100 basis point adverse change	$4,344	$4,297
Fair value with a 200 basis point adverse change	$4,276	$4,171
Credit loss assumption:	3.11%	3.03%
Fair value with a 10% adverse change	$4,042	$3,783
Fair value with a 20% adverse change	$3,658	$3,244

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

Securitization Trusts	1997-2	1997-3	1998-1
	(dollars in thousands)
Securitization Original Balance	$125,000	$250,000	$400,000
At December 31, 2001
Principal Amount of Loans	39,423	88,795	133,452
Credit Loss During the Period	1,555	3,254	980
Delinquent Principal over 90 days	744	2,914	12,136
At December 31, 2000
Principal Amount of Loans	57,675	129,424	197,484
Credit Loss During the Period	3,478	8,781	3,295
Delinquent Principal over 90 days	570	1,231	8,653

        The residual assets underlying the Participation Contract began generating a cash flow to the holder of the assets in June 2001.

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

        Loans Held for Investment—The Bank's real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences.

        Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Bank has the ability, to hold these loans to maturity.

        Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible.

        The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Bank's normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

        Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry trends and other relevant factors in the area in which the Bank's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain non-homogeneous loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2001, the Bank had $1.4 million in a specific allowance.

        Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

        Mortgage Banking and Loan Servicing Operations—Prior to 2000, the Bank primarily acquired mortgage loans for sale in the secondary market. At origination or purchase, mortgage loans were designated as held for sale or held for investment. Loans held for sale were carried at the lower of cost or estimated market value determined on an aggregate basis by outstanding investor commitments or current investor requirements. Cost includes related loan origination costs and fees, as well as premiums or discounts for purchased loans. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. Any transfers of loans held for sale to the investment portfolio were recorded at the lower of cost or estimated market value on the transfer date.

        The Bank sold its loans held for sale either with servicing retained or servicing released. Under the servicing agreements for loans sold with servicing retained, the investor was paid its share of the principal collections together with interest at an agreed-upon rate, which generally differed from the loans' contractual interest rate. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

        In 2000, the Bank ceased originating and purchasing loans for sale in the secondary market in order to focus on its traditional banking operations. Accordingly, certain costs were incurred relating to this transition. The costs primarily pertained to the write-off of property and equipment that could no longer be used in the current operations and also for accrual of employee incentives. These restructuring costs totaled approximately $849,000 for the year ended December 31, 2000 and included the loss on sale of a building of $90,000, the abandonment of furniture, equipment and leaseholds of $574,000, and severance expenses consisting of a buyout of an employee contract and retention bonuses totaling $132,000. No additional severance expense was incurred for the 164 planned terminations.

        The Bank evaluates its capitalized mortgage servicing rights ("MSRs") for impairment based on the fair value of those rights. The Bank's periodic evaluation is performed on a desegregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Bank determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 2001 and 2000, the Bank utilized a weighted average prepayment assumption of 18.6% and 17.8%, respectively, and a weighted average discount rate of 13.5%. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

        At December 31, 2000, the Bank serviced in excess of $582 million in mortgage and consumer loans for others. In the first quarter of 2001, the Bank sold the servicing rights of $526 million in loans. A significant portion of the balance of the MSRs at December 31, 2000 was sold in these transactions.

        On December 31, 1999, the Company sold its residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the residual assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of sub-performing loans acquired less cash and other considerations totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $3.0 million cash for the credit guaranty, $2.0 million cash for the mortgage servicing rights sold and $9.3 million in other consideration. The other consideration consisted of a contractual right from the purchaser of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "Participation Contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures their initial cash investment of $8.1 million, a 15% internal rate of return (the "Hurdle Amount"), and $200,000 in servicing fees from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Bank estimated the obligation under the credit guaranty at $4.3 million and was included in other liabilities. During 2000, the $14.6 million of sub-performing loans were sold, or otherwise disposed of, for a net loss of $3.9 million, of which $2.6 million was paid to the purchaser under the credit guaranty and applied to reduce the Hurdle Amount to $5.7 million for cash distributions on the Participation Contract. During the year ended December 31, 2000, the Bank recorded a $4.9 million write-down of the Participation Contract as a result of an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank's valuation model. At December 31, 2000, the Participation Contract balance, after valuation adjustments, was $4.4 million.

        Foreclosed Real Estate—Real estate properties acquired through, or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management; and

additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 31 years for buildings, 15 years for leasehold improvements, 7 years for furniture, fixtures and equipment, and 3 years for computer and telecommunication equipment.

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

        Comprehensive Income—Beginning in 1998, the Company adopted SFAS No.130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

        Stock-Based Compensation—Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for employee awards and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25. The pro forma effects of applying SFAS No. 123 are disclosed in Note No. 13—Benefit Plans.

        Recent Accounting Developments—In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for gains and losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. The FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 (calendar year 2001 for the Company). The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

        For the calendar year 2001, the Bank has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

        To calculate the gain (loss) on sale of loans, the Bank's investment in the loan is allocated among the retained portion of the loan, the servicing retained, and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan. That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The adoption of this standard did not have an effect on the Company's financial condition, results of operations or cash flows.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion ("APB") Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's financial statements.

        Reclassifications—Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

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

        The Bank's actual capital amounts and ratios are also presented in the table. (dollars in thousands)

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2001
Total Capital (to risk-weighted assets)	$15,380	6.62%	$18,596	8.00%	$23,244	10.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9,298	4.00%	N.A.	N.A.
	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2000
Total Capital (to risk-weighted assets)	$16,518	6.99%	$18,904	8.00%	$23,630	10.00%
Core Capital (to adjusted tangible assets)	17,968	4.33%	16,616	4.00%	11,815	5.00%
Tangible Capital (to tangible assets)	17,968	4.33%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	13,539	5.73%	9,452	4.00%	N.A.	N.A.

        On September 25, 2000, the Corporation consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Corporation, among other things, to contribute $5.2 million to the capital of the Bank, not later than December 31, 2000, subject to extension by the OTS. The Corporation was also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

        Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual modified risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank was required to double risk weight all sub-prime loans starting March 31, 2001. The Supervisory Agreement also required that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans-to-one borrower and oversight by the Board of Directors.

        During 2001, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. On March 23, 2001 the Bank stipulated to the issuance of a Prompt Corrective Action Directive (the "PCA Directive") by the OTS. The PCA Directive required the Bank, among other things, to raise sufficient capital to achieve total risk-based capital of 8.0%; Tier 1 risk-based capital of 4.0%; and a leverage ratio of 4.0% by June 30, 2001 or to be recapitalized by merging or being acquired prior to September 30, 2001. In addition, the PCA provisions included limitations on capital distributions, restrictions on the payment of management fees, asset growth, acquisitions, branching, and new lines of business, senior executive officers' compensation, and on other activities. The Bank was required to restrict the rates the Bank pays on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities in the region where the Bank is located. The Bank was prohibited from entering into any material transaction other than in the normal course of business without the prior consent of the OTS.

        The above noted regulatory issues previously had raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the year ended December 31, 2000 did not include any adjustments for the outcome of this uncertainty.

        On October 5, 2001 the Bank was notified that it was "significantly undercapitalized" pursuant to the Prompt Corrective Action regulations. On October 25, 2001 the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the "Marketing Agreement"). The Marketing Agreement, among other things, permitted the OTS to provide confidential information about the Bank to prospective acquirers, merger partners or investors to facilitate the possible acquisition of the Bank or possible merger of the Bank with a qualified merger partner. The Bank was requested to enter into the Marketing Agreement due to its significantly undercapitalized designation, the fact the Bank was in violation of the Supervisory Agreement dated September 25, 2000, and was in violation of the PCA Directive dated March 23, 2001, and that the OTS considered the Bank to be in an unsafe and unsound condition.

        On November 20, 2001 the Corporation entered into an agreement for the private placement of a secured note, together with a warrant to purchase Common Stock of the Corporation, with New Life Holdings, LLC, a California limited liability company (the "Investor") in exchange for which the Corporation received $12,000,000. The Note and Warrant Purchase Agreement was finalized in January 2002. See Note 19—Subsequent Events.

3. Investment Securities and Participation Contract

        The amortized cost and estimated fair value of securities were as follows at December 31 (in thousands):

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$8,508	$180	$104	$8,584
Mutual Funds	23,081	343	461	22,963
Other securities	3,112	—	—	3,112

Subtotal	34,701	523	565	34,659
Participation Contract	4,428	—	—	4,428

Total securities and Participation Contract available for sale	$39,129	$523	$565	$39,087

	December 31, 2000
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$39,160	$322	$27	$39,455
Other securities	2,915	—	—	2,915

Subtotal	42,075	322	27	42,370
Participation Contract	4,428	—	—	4,428

Total securities and Participation Contract available for sale	$46,503	$322	$27	$46,798

        The Bank, during 2001, did not recognize the unrealized gain on the Participation Contract due to the uncertainties of the asset.

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

        The weighted average interest rates on total investment securities, which excludes the Participation Contract, were 5.03% and 6.19% at December 31, 2001 and 2000, respectively.

        At December 31, 2001, $5.4 million in mortgage-backed securities mature in excess of 10 years, $3.2 million in mortgage-backed securities mature in 5 to 10 years, and $23.0 million in mutual funds and $3.1 million of FHLB stock are redeemable with a one-day notice unless pledged for borrowings. At December 31, 2001, none of the securities were pledged as collateral.

4. Loans Held for Investment

        Loans held for investment consisted of the following at December 31 (in thousands):

	2001	2000
Real estate:
Residential:
One-to-four family	$160,954	$270,754
Multi-family	7,522	8,609
Construction	14,162	45,657
Commercial	6,460	9,092
Other loans:
Loans secured by deposit accounts	320	451
Unsecured commercial loans	22	30
Unsecured consumer loans	287	673

Total gross loans	189,727	335,266
Less (plus):
Undisbursed loan funds	3,990	15,018
Deferred loan origination costs-net	(1,668)	(3,464)
Discounts	602	1,604
Allowance for estimated loan losses	4,364	5,384

Loans held for investment, net	$182,439	$316,724

        From time to time the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity. Total loans reclassified in 2001 from held for maturity to held for sale had a carrying value of $9.3 million.

        The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

        The following summarizes activity in the allowance for loan losses for the year ended December 31 (in thousands):

	2001	2000	1999
Balance, beginning of year	$5,384	$2,749	$2,777
Provision for loan losses	3,313	2,910	5,382
Recoveries	343	132	430
Charge-offs	(4,676)	(407)	(5,840)

Balance, end of year	$4,364	$5,384	$2,749

        The Bank had nonaccrual and nonperforming loans at December 31, 2001, 2000, and 1999 of $15.2 million, $22.6 million, and $2.7 million, respectively. If such loans had been performing in accordance with their original terms, the Bank would have recorded interest income of $23.0 million, $39.6 million, and $41.4 million, respectively, instead of interest income actually recognized of $22.0 million, $38.3 million, and $41.0 million, respectively, for the years ended December 31, 2001, 2000, and 1999.

        The following summarizes information related to the Bank's impaired loans at December 31 (in thousands):

	2001	2000	1999
Total impaired loans	$14,044	$27,070	$4,018
Related reserves, general and specific, on impaired loans	2,455	3,350	2,019
Average impaired loans for the year	17,066	11,881	8,344
Total interest income recognized on impaired loans	539	81	127

        The Bank is not committed to lend additional funds to debtors whose loans have been modified.

        The Bank is subject to numerous lending-related regulations. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $2.3 million at December 31, 2001. At December 31, 2001, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.5 million. This consisted of two construction loans originated in June 2001, at which time the loans did not violate the Bank's lending limits.

        Activity in loans to directors and executive officers during the year ended December 31 is as follows (in thousands):

	2001	2000
Balance, beginning of year	$—	$—
Originations	—	—
Principal payment, loans sold	—	—

Balance, end of year	$—	$—

5. Mortgage Banking and Loan Servicing Operations

        Loans serviced for others at December 31, 2001, 2000, and 1999 totaled $19.8 million, $582 million, and $1,382 million, respectively.

        In connection with mortgage servicing activities, the Bank held funds in trust for others totaling approximately $433,000 and $7.9 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, $433,000 and $1.9 million, respectively, of these funds were maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

        Although the Bank sold without recourse substantially all of the mortgage loans it originated or purchased, the Bank retained some degree of risk on substantially all of the loans it sold.

        In connection with its whole loan sales, the Bank entered into agreements which generally required the Bank to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Bank to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Bank were generally broader than those available to the Bank against the sellers of such loans; and if a loan purchaser enforces its remedies, the Bank may not be able to enforce whatever remedies the Bank may have against such sellers. If the loans were originated directly by the Bank, the Bank will be solely responsible for any breaches of representations or warranties.

        The following is a summary of activity in mortgage servicing rights for the year ended December 31 (in thousands):

	2001	2000	1999
Balance, beginning of period	$5,652	$6,431	$13,119
Additions through originations	—	58	7,237
Amortization	(43)	(1,421)	(4,711)
Sale of servicing rights	(5,508)	—	(7,456)
Adjustment in valuation	—	584	(877)
Direct write downs	—	—	(881)

Balance, end of period	$101	$5,652	$6,431

        The following is a summary of activity in the valuation allowance for mortgage servicing rights for the year ended December 31 (in thousands):

	2001	2000	1999
Balance, beginning of period	$165	$749	$1,169
Sale of servicing rights	—	—	(1,297)
(Reductions) additions	(165)	(584)	877

Balance, end of period	$—	$165	$749

6. Premises and Equipment

        Premises and equipment consisted of the following at December 31 (in thousands):

	2001	2000
Leasehold improvements	$2,414	$2,870
Furniture, fixtures and equipment	5,071	6,937
Automobiles	—	24

Subtotal	7,485	9,831
Less: accumulated depreciation and amortization	(6,301)	(6,731)

Total	$1,184	$3,100

        Depreciation expense was $1,176,000, $1,970,000, and $1,985,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2001, premises and equipment had a write down of approximately $655,000 due to abandonment.

7. Foreclosed Real Estate

        The following summarizes the activity in the real estate owned, net of the allowance, for the year ended December 31 (in thousands):

	2001	2000
Balance, beginning of year	$1,683	$2,214
Additions—foreclosures	10,327	2,401
Sales	(5,281)	(1,952)
Write downs	(2,557)	(980)

Balance, end of year	$4,172	$1,683

        Activity in the allowance for estimated real estate losses is summarized as follows for the year ended December 31 (in thousands):

	2001	2000	1999
Balance, beginning of year	$—	$116	$100
Provision for estimated real estate loan losses	—	569	16
Recoveries	—	—	—
Charge-offs	—	(685)	—

Balance, end of year	$—	$—	$116

        During 2000, the Bank began charging valuation adjustments directly against the property recorded in foreclosed real estate.

8. Deposit Accounts

        Deposit accounts consisted of the following at December 31, (in thousands):

	2001		2000
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Checking accounts
Noninterest bearing	$8,653	0.00%	$9,858	0.00%
Interest bearing	10,413	1.70%	10,750	1.97%
Passbook accounts	3,606	1.33%	3,401	1.10%
Money market accounts	8,197	3.17%	5,612	3.43%
Certificate accounts:
Under $100,000	155,391	4.01%	214,281	6.43%
$100,000 and over	45,900	4.11%	101,191	6.71%

Total	$232,160	3.71%	$345,093	6.07%

        The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

	2001	2000
Within one year	$165,791	$300,999
One to two years	28,334	12,113
Two to three years	3,066	826
Three to four years	1,438	302
Four to five years	1,784	429
Thereafter	878	803

	$201,291	$315,472

        Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

	2001	2000	1999
Checking accounts	$158	$388	$340
Passbook accounts	46	63	98
Money market accounts	170	216	292
Certificate accounts	14,615	24,905	21,270

	$14,989	$25,572	$22,000

9. Advances from Federal Home Loan Bank and Other Borrowings

        On March 16, 2001 the Bank was notified by the Federal Home Loan Bank (FHLB) that the Bank's borrowing capacity was limited to overnight advances and new borrowings will require credit committee approval. The advances outstanding at the time of the notice totaled $20 million and were not affected by the change in borrowing status. As of December 31, 2001 these restrictions were still in place. The use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. As of December 31, 2001, the Bank had no borrowings with the FHLB. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $64.9 million and $115.7 million and FHLB stock of $3.1 million and $2.9 million at December 31, 2001 and 2000, respectively.

        The following table summarizes activities in advances from the FHLB:

	At or For Year Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Average balance outstanding	$15,494	$24,610	$15,363
Maximum amount outstanding at any month-end during the year	30,000	47,120	35,170
Balance outstanding at end of year	—	47,120	—
Weighted average interest rate during the year	6.40%	6.52%	5.23%

        The following summarizes activities in the lines of credit and other borrowings:

	At or For Year Ended December 31,
	2001	2000	1999
	(dollars in thousands)
Average balance outstanding	$—	$11,729	$30,237
Maximum amount outstanding at any month-end during the year	—	41,351	45,834
Balance outstanding at end of year	—	—	17,873
Weighted average interest rate during the year	—%	9.05%	8.48%

10. Subordinated Debentures

        On March 14, 1997, the Bank issued subordinated debentures ("Debentures") in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures will mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. In March 1998, the Bank substituted the Corporation in its place as obligors on the Debentures. The Debentures are direct, unconditional obligations ranking with all other existing and future unsecured and subordinated indebtedness.

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

11. Income Taxes

        Income taxes for the year ended December 31 consisted of the following (in thousands):

	2001	2000	1999
Current (benefit) provision:
Federal	$—	$(389)	$(4,280)
State	(22)	2	(1,443)

	(22)	(387)	(5,723)
Deferred (benefit) provision:
Federal	(438)	1,190	(4,724)
State	1,102	2,200	(958)

	664	3,390	(5,682)

Total income tax provision (benefit)	$642	$3,003	$(11,405)

        A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2001	2000	1999
Statutory federal taxes	$(1,060)	$(6,045)	$(10,235)
State taxes, net of federal income tax benefit	(223)	(1,271)	(1,561)
Change in valuation allowance	1,692	9,883	—
Other	233	436	391

Total	$642	$3,003	$(11,405)

        Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

	2001	2000
Deferred tax assets:
Depreciation	$1,206	$716
Accrued expenses	52	140
Net operating loss	7,443	6,210
Allowance for loan losses	1,133	1,590
Loans held for sale	256	525
Valuation Allowance on Participation Contract	2,848	2,179
Other	38	357

	12,976	11,717
Deferred tax liabilities:
Deferred state taxes	(632)	(594)
Federal Home Loan Bank Stock	(419)	(339)
Other		—

	(1,051)	(933)

	11,925	10,784
Less valuation allowance	(11,575)	(9,883)

Net deferred tax asset	$350	$901

        At December 31, 2001, the total valuation allowance recorded against the deferred tax asset was $11.6 million, as it is doubtful that all of the benefit will be realized. The Company has a net operating loss carry forward of approximately $18.4 million for federal income tax purposes which expires through 2021. In addition, the Bank has a net operating loss carry forward of approximately $11 million for state franchise tax purposes, which expires through 2011. If the Company has an "ownership change" as defined under Internal Revenue Code Section 382, its net operating losses may be subject to limitation. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the Company at the ownership change date.

12. Commitments, Contingencies and Concentrations of Risk

        Legal Proceedings.    In December 1999, certain shareholders of the Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In June 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. Both motions are currently under submission. The Company intends to vigorously defend against the claims asserted in the litigation.

        During the year ended December 31, 2001 the Company was named in five lawsuits alleging various violations of state laws relating to origination fees, interest rates, and other charges. The complaints seek to invalidate the mortgage loans, or make them conform to state laws. The Company has responded to or is in the process of responding to these lawsuits.

        The Corporation and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Corporation or the Bank.

        Lease Commitments.    The Company leases a portion of its facilities from nonaffiliates under operating leases expiring at various dates through 2006. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2002	$574
2003	253
2004	204
2005	174
2006	10
Thereafter	—

$1,215

        Rental expense under all operating leases totaled $675,000, $1,021,000, and $974,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

        Employment Agreements.—The Corporation and the Bank have negotiated an employment agreement with their Chief Executive Officer. This agreement provides for the payment of a base salary, a bonus based upon performance of the Company, and the payment of severance benefits upon termination.

        Availability of Funding Sources—The Company funds substantially all of the loans, which it originates or purchases through deposits, internally generated funds, or other borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

13. Benefit Plans

        401(k) Plan—The Company maintains an Employee Savings Plan (the "Plan") which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were approximately $40,000, $80,000, and $77,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        LIFE Financial Corporation 2000 Stock Option Incentive Plan (the "2000 Option Plan")—The 2000 Option Plan is an amendment and restatement of the 1997 Stock Option Plan and the 1996 Stock Option Plan. The Plan authorizes the granting of options equal to 975,000 shares of the common stock for issuances to executives, key employees, officers and directors. The 2000 Option Plan will be in effect for a period of ten years from April 27, 2000, the date it was adopted. Options granted under the 2000 Option Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan will vest at a rate of 33.3% per year. The following is a summary of activity in the 2000 Option Plan during the year ended 2001.

	2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	76,844	21.34	42,152	32.90
Granted	27,000	3.51	66,400	15.90
Exercised	—	—	(3,000)	16.65
Forfeited	(16,300)	19.04	(28,708)	26.22

Options outstanding at the end of the year	87,544	16.27	76,844	21.34

Options exercisable at the end of the year	32,062
Weighted average remaining contractual life of options outstanding at end of year	8 Years

        The fair value of options granted under the 2000 Option Plan during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 111%, risk-free interest rate of 5.2% and 5.9%, respectively and expected average lives of 8 years.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Accordingly, no compensation cost has been recognized for its option plans. Had compensation cost for the option plans been determined based on the fair value at the grant date for awards under the Plans based on the fair value method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

	2001	2000	1999
Net income (loss) to common stockholders:
As reported	$(6,052)	$(20,782)	$(17,839)
Pro forma	(6,057)	$(21,026)	$(18,088)
Basic earnings (loss) per share:
As reported	$(4.54)	$(15.58)	$(13.57)
Pro forma	(4.54)	$(15.76)	$(13.75)
Diluted earnings (loss) per share:
As reported	$(4.54)	$(15.58)	$(13.57)
Pro forma	(4.54)	$(15.76)	$(13.75)

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 2001 and 2000 totaled $9.4 million and $1.4 million respectively.

15. Fair Value of Financial Instruments

        The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At December 31, 2001
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$7,206	$7,206
Federal funds sold	500	500
Participation Contract	4,428	4,428
Securities available for sale	34,659	34,659
Loans held for sale, net	4,737	4,737
Loans held for investment, net	189,849	182,439
Mortgage servicing rights	101	101
Accrued interest receivable	1,600	1,600
Liabilities:
Deposit accounts	233,061	232,160
Subordinated debentures	1,500	1,500
Accrued interest payable	88	88
	At December 31, 2000
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$7,810	$7,810
Federal funds sold	730	730
Participation Contract	4,428	4,428
Securities held under repurchase agreements	25,000	25,000
Securities available for sale	42,370	42,370
Loans held for Investment, net	321,384	316,724
Mortgage servicing rights	5,652	5,652
Accrued interest receivable	3,187	3,187
Liabilities:
Deposit accounts	345,285	345,093
Other borrowings	47,120	47,120
Subordinated debentures	1,500	1,500
Accrued interest payable	293	293

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

        Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of impaired loans with a carrying value of approximately $12,720,000 and $26,684,000 at December 31, 2001 and 2000, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

        Participation Contract—Fair value is estimated using discounted cash flows based on the internal rate of return assigned according to the level of risks and uncertainties of the asset. For the years 2000 and 2001, the discount rate used was 40% and 68%, respectively. The increase in the discount rate in 2001 was a result of the Bank's decision to treat the Participation Contract as a non-performing asset until there is a sufficient cash flow history from the underlying securitizations. Further information regarding the Participation Contract is provided in Note 1—Description of Business and Summary of Significant Accounting Policies "Participation Contract".

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. The Participation Contract is recorded on the Bank's financial statements at December 31, 2001 at its December 31, 2000 estimated fair value of $4.4 million. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

16. Earnings (Loss) Per Share

        A reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share computations is as follows (in thousands, except per share data):

        Loss per share has been adjusted retroactively to reflect the June 2001 1:5 reverse stock split. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

	Loss (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2001:
Net loss applicable to loss per share	$(6,052)
Basic per share
Loss available to common stockholders	(6,052)	1,333,630	$(4.54)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(6,052)	1,333,630	$(4.54)

For the year ended December 31, 2000:
Net loss applicable to loss per share	$(20,782)
Basic per share
Loss available to common stockholders	(20,782)	1,333,646	$(15.58)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(20,782)	1,333,646	$(15.58)

For the year ended December 31, 1999:
Net loss applicable to loss per share	$(17,839)
Basic loss per share
Loss available to common stockholders	(17,839)	1,315,038	$(13.57)
Effect of dilutive securities
Stock option plans		—
Diluted loss per share
Loss available to common stockholders	$(17,839)	1,315,038	$(13.57)

17. Parent Company Financial Information

LIFE FINANCIAL CORPORATION
(Parent company only)
(dollars in thousands)

	At December 31,
	2001	2000
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$133	$375
Loans held for investment	107	—
Foreclosed real estate-net	—	151
Investment in subsidiaries	12,531	18,363
Income Tax Receivable	—	545
Deferred income taxes	350	—
Other assets	332	86

Total Assets	$13,453	$19,520

Liabilities:
Other borrowings	$1,500	$1,500
Accrued expenses and other liabilities	4,305	4,120

Total Liabilities	5,805	5,620
Total Stockholders' Equity	7,648	13,900

Total Liabilities and Stockholders' Equity	$13,453	$19,520

	For the Year Ended December 31,
	2001	2000	1999
STATEMENTS OF OPERATIONS:
Interest Income	$9	$1	$3,310
Interest Expense	210	472	2,489

Net interest (loss) income	(201)	(471)	821
Noninterest Income (Loss)	678	371	(32,058)
Noninterest Expense	1,208	884	3,091
Equity In Net Earnings (Loss) Of Subsidiaries	(5,632)	(14,353)	3,075

Loss Before Income Tax Provision	(6,363)	(15,337)	(31,253)
Income Tax Provision (Benefit)	(311)	5,445	(13,414)

Net Loss	$(6,052)	$(20,782)	$(17,839)

LIFE FINANCIAL CORPORATION
(Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,052)	$(20,782)	$(17,839)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Gain on sale of foreclosed real estate	(205)	(280)	—
Equity in net (earnings) loss of subsidiaries	5,632	14,353	(3,075)
Net accretion of residual mortgage-backed securities	—	—	(3,313)
Net unrealized and realized losses on residual mortgage-backed securities	—	—	36,471
Increase (decrease) in accrued expenses and other liabilities	185	979	(1,480)
Decrease in current and deferred taxes	195	18,109	—
Decrease (increase) in other assets	(245)	5,245	(12,558)

Net cash provided by (used in) operating activities	(490)	17,624	(1,794)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	163	—	—
Purchase and origination of loans held for investment	(313)	—	—
Loss on sale of loans held for investment	43	—	—
Proceeds from the sale of foreclosed real estate	356	261	—
Cash paid to acquire foreclosed real estate	—	(128)
Capital contributions to subsidiaries	—	—	(2,155)
Cash received on desecuritization of residual mortgage-backed securities	—	—	11,980

Net cash provided by investing activities	249	133	9,825
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from other borrowings	—	(17,873)	(8,459)
Net proceeds from issuance of common stock	(1)	50	303

Net cash used in financing activities	(1)	(17,823)	(8,156)

Net Decrease In Cash And Cash Equivalents	(242)	(66)	(125)
Cash And Cash Equivalents, Beginning Of Year	375	441	566

Cash And Cash Equivalents, End Of Year	$133	$375	$441

18. Quarterly Results of Operations (Unaudited)

        The following is a summary of quarterly results for the years ended December 31:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
2001
Interest income	$7,513	$6,470	$5,791	$4,668
Interest expense	5,294	4,526	3,792	2,579
Provision for estimated loan losses	419	788	959	1,147
Noninterest income (loss)	2,069	981	981	(39)
Net loss	(6)	(1,251)	(2,735)	(2,060)
Loss per share:
Basic	(0.00)	(0.94)	(2.05)	(1.55)
Diluted	(0.00)	(0.94)	(2.05)	(1.55)
2000
Interest income	$11,460	$11,955	$9,732	$8,372
Interest expense	7,331	7,728	7,068	6,319
Provision for estimated loan losses	—	—	716	2,194
Noninterest income (loss)	1,106	2,831	(4,012)	(2,061)
Net earnings (loss)	(774)	125	(11,211)	(8,922)
Earnings (loss) per share:
Basic	(0.58)	0.09	(8.41)	(6.68)
Diluted	(0.58)	0.09	(8.41)	(6.68)

        The loss in the quarter ended September 30, 2001, includes a valuation allowance of $949,000 or $.71 per share that was recorded against the deferred tax asset due to uncertainty of the realization of the asset.

        The loss in the quarter ended December 31, 2001, includes a write down of fixed assets in the amount of $655,000 or $.49 per share due to the abandonment of surplus equipment.

        During the quarter ended September 30, 2000, the Company sold $121.7 million in loans resulting in a loss of $3.5 million or $2.62 per share. The Company also made a lower of cost or market adjustment of $1.7 million or $1.27 per share on the transfer of loans held for sale to held for investment.

        During the fourth quarter of 2000, the Company increased loan loss provision by $2.1 million or $1.57 per share, the value of the Participation Contract was written down by $3.8 million, and a valuation allowance of approximately $9.9 million or $7.42 per share was recorded against the deferred tax asset.

19. Subsequent Events

        In January 2002, the Corporation received stockholder approval of the Note and Warrant Purchase Agreement. On January 17, 2002, the Corporation closed the transaction with New Life Holdings, LLC to issue $12,000,000 in notes and warrants to purchase 1,166,400 shares. The intrinsic value of the warrants at the execution of the Purchase Agreement was $700,000. The Corporation utilized the proceeds from the issuance of the notes to infuse $3.7 million of capital into the Bank, to purchase the Participation Contract from the Bank for $4.4 million, to pay the tax receivable of $3.2 million owed to the Bank, and to pay transaction costs incurred in connection with the Private Placement. The stock of the Corporation's subsidiaries and the Participation Contract were pledged as collateral against the Note.

        Simultaneously with the closing of the above transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corporation that it had terminated the Order issued on September 25, 2000. The OTS also notified the Bank that it had terminated the Marketing Agreement dated October 25, 2001, that it had terminated the PCA Directive issued on March 22, 2001, that it had terminated the Supervisory Agreement issued on September 25, 2000 and that the Bank was no longer deemed to be in a troubled condition or a problem association.

        In January 2002, the Bank received notification from the FHLB that its credit line had been reinstated. The Bank may borrow up to 15% of its assets under the line.

        In February 2002, Union Bank of California advised the Bank that it has approved a Federal Funds facility with a limit of $5 million. The facility usage is limited to five (5) consecutive business days and a total of ten (10) business days per month.

        In February 2002, the Bank notified the OTS that it will be consolidating the deposits of the Redlands and the Riverside branches into the San Bernardino branch in June 2002.

        In February 2002, the Company's Board of Directors approved the purchase of a building in Orange County, California to house certain of the Corporate functions. The relocation will take place in July upon the expiration of the lease on the corporate offices of the Company in June 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As reported in the Company's Form 8-K dated February 5, 2002, the Company terminated its relationship with its principal independent accountant Grant Thornton LLP on January 30, 2002. The decision to change accountants was approved by the Company's Board of Directors. During the Company's two most recent fiscal years up to and through January 30, 2002, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        Grant Thornton LLP's report on the Company's financial statements for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The December 31, 1999 report did not contain any uncertainties. However, the December 31, 2000 report did contain an uncertainty regarding the Company's ability to continue as a going concern.

        During the Company's two most recent fiscal years up to and through January 30, 2002, Grant Thornton LLP did not advise the Company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

        As reported in the Company's Form 8-K dated February 5, 2002, Vavrinek, Trine, Day & Co., LLP was engaged on January 30, 2002 as the Company's independent accountants for the fiscal year ended December 31, 2001 to audit the Company's financial statements.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

        The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, excluding the Stock Performance Graph and Compensation Report. The Proxy Statement will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2002, which will be filed within 120 days after the end of the Registrant's fiscal year.

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

  (3)
  Exhibits

  (a)
  The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of LIFE Financial Corporation
3.2	Bylaws of LIFE Financial Corporation
4.0	Stock Certificate of LIFE Financial Corporation*
4.1	Form of Warrants to purchase an aggregate 1,166,400 shares of Common Stock**
10.1	2000 Stock Option Plan****
10.2	Purchase of Residual Securities and Related Servicing—Bear Stearns, Inc. and EMC Mortgage***
10.3	Servicing Rights Purchase Agreement—Wilshire Credit Corporation***
10.4	Note and Warrant Agreement**
21.0	Subsidiary information is incorporated herein by reference to "Part I—Subsidiaries"
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
23.2	Consent of Grant Thornton LLP

* Incorporated herein by reference from the Exhibits on Registration Statement Form S-4, filed on January 27, 1997 (Registration No. 333-20497).

** Incorporated herein by reference to the Registrant's Proxy Statement for the Special Meeting of Stockholders Held January 10, 2002.

*** Incorporated herein by reference from the Exhibits on Registrant's Form 10K/A filed May 1, 2001.

****Incorporated herein by reference to the Registrant's Form S-8 filed on April 10, 2001.

  (b)
  Reports on Form 8-K

          Six reports on Form 8-K were filed during the fourth quarter of 2001 and the first quarter of 2002:

(1)
Form 8-K filed on October 4, 2001 under Item 5 (Other Events) to which we attached a copy of a Life Financial Corporation press release dated September 25, 2001 announcing the cancellation of an agreement to issue notes and warrants.

(2)
Form 8-K filed on November 6, 2001 under Item 5 (Other Events) to which we attached a copy of a Life Financial Corporation press release dated October 29, 2001 announcing third quarter 2001 results.

(3)
Form 8-K filed on November 27, 2001 under Item 1(b) (Change in Control) to which we attached (i) a copy of a Life Financial Corporation press release dated November 23, 2001announcing an amended agreement to issue notes and warrants and termination of a letter of intent with Vineyard National Bancorp, and (ii) an amended Note and Warrant Purchase Agreement.

(4)
Form 8-K filed on January 11, 2002 under Item 1(b) (Change in Control) to which we attached a copy of a Life Financial Corporation press release dated January 10, 2002 announcing shareholder approval of agreement to issue notes and warrants and OTS approval of Change in Control application filed by New Life Holdings.

(5)
Form 8-K filed on January 25, 2002 under Item 1(b) (Change in Control) to which we attached a copy of a Life Financial Corportation press release dated January 17, 2002 announcing closing of financing of notes and warrants transaction and OTS removal of all regulatory orders.

(6)
Form 8-K filed on February 5, 2002 under Item 4 (Changes in Registrant's Certifying Accountant).

SIGNATURES

        Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE FINANCIAL CORPORATION
	By:	/s/ STEVEN R. GARDNER Steven R. Gardner, President and Chief Executive Officer
DATED: March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer, Director	March 27, 2002
/s/ ROY L. PAINTER Roy L. Painter	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 27, 2002
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Directors	March 27, 2002
/s/ JOHN D. GODDARD John D. Goddard	Director	March 27, 2002
/s/ KENT G. SNYDER Kent G. Snyder	Director	March 27, 2002
/s/ EZRI NAMVAR Ezri Namvar	Director	March 27, 2002
/s/ THOMAS PALMER Thomas Palmer	Director	March 27, 2002
/s/ RICHARD MARR Richard Marr	Director	March 27, 2002

QuickLinks

INDEX
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS (dollars in thousands, except per share data)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Periods Ended, (dollars in thousands)
LIFE FINANCIAL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For Each of the Three Years in Period Ended December 31, 2001
LIFE FINANCIAL CORPORATION (Parent company only) (dollars in thousands)
LIFE FINANCIAL CORPORATION (Parent company only)
SUMMARY STATEMENTS OF CASH FLOWS (In thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES