Form 10-Q
period 2002-03-31
LIFE FINANCIAL CORP
filed 2002-05-13
CIK 1028918

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

☒ Yes                 ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of May 1, 2002.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED MARCH 31, 2002

ii

Item 1.  Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2002 (Unaudited)	December 31, 2001
ASSETS
Cash and due from banks	$8,757	$7,206
Federal funds sold	—	500
Cash and cash equivalents	8,757	7,706
Investment securities available for sale	65,627	34,659
Loans held for sale	4,346	4,737
Loans held for investment, net	164,883	182,439
Accrued interest receivable	1,526	1,600
Foreclosed real estate	2,841	4,172
Premises and equipment	980	1,184
Deferred income taxes	350	350
Participation contract, held to maturity	5,341	4,428
Other assets	3,055	2,392
TOTAL ASSETS	$257,706	$243,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$8,442	$8,653
Interest bearing	203,533	223,507
FHLB Advances	20,000	—
Notes payable, net of discount	11,335	—
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	4,478	2,359
Total liabilities	249,288	236,019

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;1,333,572 shares issued and outstanding at March 31, 2002 and December 31, 2001.	13	13
Additional paid-in capital; common stock and warrants	43,328	42,628
Accumulated deficit	(34,576)	(34,964)
Accumulated other comprehensive income	(347)	(29)
Total stockholders’ equity	8,418	7,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,706	$243,667

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2002	March 31, 2001
INTEREST INCOME:
Loans	$3,675	$6,843
Other interest-earning assets	1,408	670
Total interest income	5,083	7,513

INTEREST EXPENSE:
Interest-bearing deposits	1,796	4,891
Other borrowings	36	350
Notes Payable	400	—
Subordinated debentures	53	53

Total interest expense	2,285	5,294
NET INTEREST INCOME	2,798	2,219

PROVISION FOR LOAN LOSSES	334	419

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,464	1,800

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	276	816
Bank and other fee income	144	183
Net gain from loan sales	—	348
Net gain (loss) on investment securities	(9)	544
Other income	229	178
Total noninterest income	640	2,069

NONINTEREST EXPENSE:
Compensation and benefits	1,117	1,701
Premises and occupancy	525	736
Data processing	161	209
Net (gain) loss on foreclosed real estate	(73)	51
Other expense	1,011	1,174
Total noninterest expense	2,741	3,871

INCOME (LOSS) BEFORE INCOME TAXES	363	(2)
(BENEFIT) PROVISION FOR INCOME TAXES	(25)	4
NET INCOME (LOSS)	$388	$(6)

INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.29	$(0.00)
Diluted income (loss) per share	$0.15	$(0.00)
SHARES OUTSTANDING:
Basic	1,333,572	1,333,687
Diluted	2,505,972	1,333,687

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net income	—	—	—	388	—	$388	388
Unrealized loss on investments, net of tax of $13	—	—	—	—	(318)	(318)	(318)
Total comprehensive income	—	—	—	—	—	$70	—
Capital Contribution Warrants (1)	—	—	700	—	—		700

Balance at March 31, 2002	1,333,572	$13	$43,328	$(34,576)	$(347)		$8,418

Accompanying notes are an integral part of these consolidated financial statements

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (Loss)	$388	$(6)
Adjustments to net gain (loss)
Depreciation and amortization	246	355
Provision for loan losses	334	419
Loss on sale, provision, and write-down of foreclosed real estate	146	540
Net unrealized and realized gain and accretion on investment securities and participation contract	(921)	—
Loss (gain) on sale of investment securities available for sale	9	(544)
Increase (decrease) in accrued expenses and other liabilities	2,120	(3,907)
Increase in other assets	(516)	(860)
Net cash provided by (used in) operating activities	1,806	(4,003)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	24,896	59,069
Purchase and origination of loans held for investment	(8,536)	(14,314)
Principal payments on securities	1,653	—
Proceeds from sale of foreclosed real estate	2,311	600
Purchase of securities	(50,399)	—
Proceeds from sale or maturity of securities	17,506	39,830
Proceeds from sale of mortgage servicing rights	—	5,508
Decrease in securities held under repurchase agreements	—	25,000
Net cash (used in) provided by investing activities	(12,569)	115,693
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(20,186)	(28,520)
Repayment of borrowings	—	(27,120)
Proceeds from FHLB advances	20,000	—
Proceeds from issuance of Senior Secured note	12,000
Net cash provided by (used in) financing activities	11,814	(55,640)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,051	56,050
CASH AND CASH EQUIVALENTS, beginning of period	7,706	8,540
CASH AND CASH EQUIVALENTS, end of period	$8,757	$64,590

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,902	$5,422
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$1,126	$3,322

Accompanying notes are and integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

(UNAUDITED)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of LIFE Financial Corporation (the “Corporation”) and its wholly owned subsidiaries, LIFE Bank, F.S.B. (formerly Life Savings Bank, Federal Savings Bank), (the “Bank”) and Life Financial Insurance Services, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.  Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts reflected in the 2001 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2002.

In addition, in June 2001, the FASB issued SFAS No. 141 (FAS 141), Business Combinations, and SFAS No. 142 (FAS 142), Goodwill and Other Intangible Assets.  FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated.  FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001.  This guidance is similar to previous generally accepted accounting principles (GAAP).  However, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.  The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations and cash flows.

FAS 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement.  Effective January 1, 2002, all goodwill amortization expense will cease and goodwill be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value based test.  FAS 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.  The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations and cash flows.

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

In October 2001, the Bank was notified that it was “significantly undercapitalized” pursuant to the Prompt Corrective Action regulations.  On October 25, 2001, the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the “Marketing Agreement”).  The Bank was requested to enter into the Marketing Agreement due to its significantly undercapitalized designation, the fact that the Bank was in violation of the Supervisory Agreement dated September 25, 2000, and was in violation of the PCA Directive dated march 23, 2001, and that the OTS considered the Bank to be in an unsafe and unsound condition.

On January 17, 2002, the Corporation closed a transaction with New Life Holdings, LLC to issue $12 million in notes and warrants to purchase 1,166,400 shares.  The Corporation utilized the proceeds from the issuance of the notes to infuse $3.7 million of capital into the Bank, to purchase the Participation Contract from the Bank for $4.4 million, to pay the tax receivable of $3.2 million owed to the Bank, and to pay transaction costs incurred in connection with the Private Placement.  The stock of the Corporation’s subsidiaries and the Participation Contract were pledged as collateral against the Note.

Simultaneously with the closing of the above transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corporation that it had terminated the Order issued on September 25, 2000.  The OTS also notified the Bank that it had terminated the Marketing Agreement dated October 25, 2001; that it had terminated the PCA Directive issued on March 22, 2001; that it had terminated the Supervisory Agreement issued on September 25, 2000; and that the Bank was no longer deemed to be in a troubled condition or a problem association.

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
At March 31, 2002

Total Capital (to risk-weighted assets)	$17,612	13.06%	$10,790	8.00%	$13,487	10.00%
Core Capital (to adjusted tangible assets)	15,915	6.32%	10,073	4.00%	12,591	5.00%
Tangible Capital (to tangible assets)	15,915	6.32%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	17,612	11.80%	5,395	4.00%	N.A.	N.A.

At December 31, 2001

Total Capital (to risk-weighted assets)	$15,380	6.62%	$18,596	8.00%	$23,244	11.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9,298	4.00%	N.A.	N.A.

Note 3 – Issuance of Senior Secured Note

On January 17, 2002, the Corporation closed a transaction with New Life Holdings, LLC to issue a $12.0 million Senior Secured Note and warrants to purchase 1,166,400 shares.  The Senior Secured Note is due in 2007 with an initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The interest is payable on a quarterly basis starting on March 31, 2003.  The stock of the Corporation’s subsidiaries and the Participation Contract were pledged as collateral against the Note. The holders of the Note have the right to nominate three of seven directors of the Corporation and the Bank until the later of (i) such time as the Note has been fully retired or (ii) three years after the Closing. The Corporation utilized the proceeds from the issuance of the notes to infuse $3.7 million of capital into the Bank, to purchase the Participation Contract from the Bank for $4.4 million, to pay the tax receivable of $3.2 million owed to the Bank, and to pay transaction costs incurred.

Note 4 – Capital Contributions through the Issuance of Warrants

Attached to the $12,000,000 Senior Secured Note were warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700,000, was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of March 31, 2002, is $665,000.  Interest expense of $400,000 related to the Senior Secured Note, including $35,000 of discount amortization, was charged to operations for the three months ended March 31, 2002.

Note 5 – Earnings (Loss) Per Share

The table below sets forth the Company’s earnings (loss) per share calculations for the three months ended March 31, 2002 and 2001.

Basic earnings per share is computed by dividing income available to common stockholders by the number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options by the number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three months ended March 31, 2001 were anti-dilutive.  The outstanding shares for three months ending March 31, 2001 have been adjusted for the one for five reverse stock split approved by the shareholders at the June 7, 2001 Annual Meeting of Stockholders.

Earnings (Loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$388			$(6)

Basic EPS Earnings (Loss)Available to common Stockholders	$388	1,333,572	$0.29	$(6)	1,333,687	$(0.00)
Effect of Warrants and Dilutive Stock Options	—	1,172,400		—	—

Diluted EPS Earnings (Loss) Available to common stock-holders plus assumed conversions	$388	2,505,972	$0.15	$(6)	1,333,687	$(0.00)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2002 and 2001.  The discussion should be read in conjunction with the Company’s Management’s Discussion and Analysis included in the 2001 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) changes in the performance of the financial markets,  (2) changes in the demand for and market acceptance of the Company’s products and services,  (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4) the effect of the Company’s policies,  (5) the continued availability of adequate funding sources,  (6)  the actual prepayment rates, credit losses, coupon rate and final disposition price of the underlying loans in the securitizations as compared to the Company’s assumptions of these items in its valuation of its Participation Contract, and (7)  various legal, regulatory and litigation risks.

GENERAL

LIFE Financial Corporation (the “Corporation”), a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of LIFE Bank, F.S.B. (the “Bank”), the Corporation’s principal operating subsidiary.  Additionally the Corporation owns 100% of the capital stock of Life Financial Insurance Services (the “Insurance Subsidiary”). The primary business of LIFE Financial Corporation and its subsidiaries (the “Company”) is branch banking and income property and construction real estate lending.

The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) its primary federal regulator, and by the FDIC.  The Insurance Subsidiary was organized in 1999 and offers non-deposit and non-FDIC insured investment products such as mutual funds, annuities and insurance.  These products are offered to both Bank and non-Bank customers.  The Insurance Subsidiary has minimal operations.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. Throughout 2001, the Bank operated five full-service branches located in our market area of San Bernardino, Riverside, and Orange Counties, California.  On March 1, 2002, the Bank notified customers of its Riverside and Redlands depository branches that effective June 7, 2002 and June 21, 2002, respectively, the branches would be closed and the accounts of both branches would be consolidated into the nearby San Bernardino branch.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.  Beginning in 2002 the Bank’s lending activity will be focused on originating multi-family residential real estate loans, commercial real estate loans and residential construction loans principally in Southern California.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

FINANCIAL CONDITION

Total assets of the Company were $257.7 million at March 31, 2002 compared to $243.7 million at December 31, 2001.  The $14.0 million increase in total assets from December 31, 2001 was primarily a result of a $31.0 million increase in investment securities available for sale offset by a $18.0 million decrease in the loan portfolio.

Investment Securities

A summary of the Company’s securities as of March 31, 2002 and December 31, 2001 is as follows (dollars in thousands):

	March 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$27,062	$88	$192	$26,958
Mutual Funds	35,753	79	322	35,510
Other Securities	3,159	—	—	3,159
Total securities available for sale	$65,974	$167	$514	$65,627

Participation Contract Held to Maturity (1)	$5,341	$2,572	$—	$7,913

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$8,508	$180	$104	$8,584
Mutual Funds	23,081	343	461	22,963
Other Securities	3,112	—	—	3,112
Subtotal	34,701	523	565	34,659

Participation Contract (1)	4,428	—	—	4,428
Total securities and Participation Contract available for sale	$39,129	$523	$565	$39,087

(1)   Effective January 17, 2002, The Corporation purchased the Participation Contract from the Bank for $4.4 million.  The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities.  The right to receive cash flows under the Participation Contract begins after the purchaser of the residual mortgage-backed securities recaptures its initial cash investment and a 15% internal rate of return.  The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”  (“EITF 99-20”) provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows.

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  However, due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, the Company decided that it was prudent to leave the Participation Contract on a non-accrual basis until there is a sufficient cash flow history. Based on the history of cash flows from the securitizations through March 31, 2002, and other events affecting the expected yield of the Participation Contract, the Company took the Participation Contract off non-accrual status for the quarter ended March 31, 2002.  The change in the reported market value is the result of the reclassification of the Participation Contract to an accrual status.

Loans

Loans totaled $169.2 million at March 31, 2002, including $4.3 million in loans held for sale, compared to $187.2 million at December 31, 2001, or a decrease of $18.0 million.  The Bank originated $745,000 and purchased $6.9 million of loans for a total of $7.6 million of production for the three months ending March 31, 2002.  Principal repayments totaled $24.9 million during this period.

For the three months ending March 31, 2001, the Bank originated $5.2 million and purchased $5.0 million of loans for a total of $10.2 million of production.  Loan sales totaled $29.3 million for the three months ending March 31, 2001.  Principal repayments totaled $28.9 million during this period.

Loan production and purchases have been held to modest levels over the last several quarters during which the Company was operating under various regulatory orders and agreements.  The Company will commence production of income property secured loans during the second quarter of 2002.

A summary of the Company’s loan originations and sales for the three months ended March 31, 2002 and 2001 are as follows (dollars in thousands):

	For the Three Months ended
	March 31, 2002	March 31, 2001

Beginning balance, gross	$195,145	$335,266
Loans originated:
One to four family	—	4,240
Construction loans	745	973
Other loans	—	—
Total loans originated	745	5,213
Loans purchased	6,879	4,988
Subtotal – Production	7,624	10,201
Total	202,769	345,467
Less:
Principal repayments	24,860	28,868
Charge-offs	590	985
Sales of loans	32	29,304
Transfers to REO	1,126	3,322
Total Gross loans	176,161	282,988
Ending balance loans held for sale (gross)	4,978	—
Ending balance loans held for investment (gross)	$171,183	$282,988

Allowance for Loan Losses

For the three months ended March 31, 2002, the Company made a $334,000 provision for loan losses compared to a $419,000 provision during the three months ended March 31, 2001.

Allowance for loan losses totaled $4.1 million and $4.4 million at March 31, 2002 and December 31, 2001, respectively.  The March 31, 2002 allowance for loan losses as a percent of total impaired loans was 31.82%, compared to 31.07% at December 31, 2001.  Impaired loans, as a percent of gross loans was 6.55% at March 31, 2002, compared to 6.52% at December 31, 2001.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends.  Given the composition of the Company’s loan portfolio, the $4.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2002. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31,
	2002	2001
Balance, beginning of period	$4,364	$5,384

Provision for loan losses	334	419

Recoveries	79	29
Charge-offs	(669)	(1,014)
Net charge-offs	(590)	(985)

Balance, end of period	$4,108	$4,818

Composition of Impaired Assets

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At March 31, 2002	At December 31, 2001
Impaired loans (1):
One to four family	$11,645	$11,379
Multi-family	66	66
Commercial	45	45
Construction	1,134	2,530
Other loans	20	24
Specific Allowance	(1,377)	(1,324)
Total impaired loans, net	11,533	12,720
REO	2,841	4,172
Total impaired assets, net	$14,374	$16,892

Allowance for loan losses as a percent of gross loans receivable (2)	2.33%	2.24%

Allowance for loan losses as a percent of Total impaired loans, gross	31.82%	31.07%

Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	6.55%	6.52%

Impaired assets, net of specific allowances, as a percent of total assets (3)	5.58%	6.93%

(1)   Impaired loans consisted of all loans 90 days past due and foreclosures in process less than 90 days past due of $651,000 and $866,000 at March 31, 2002 and December 31, 2001, respectively.  Also included in the March 31, 2002 impaired assets is a $45,000 commercial loan that was not past due but has been deemed impaired for reasons other than delinquency.

(2)   Gross loans include loans receivable held for investment and held for sale.

(3)   Impaired assets consist of impaired loans and REO.

Participation Contract

The carrying value of the Participation Contract was $5.3 million at March 31, 2002 compared to $4.4 million at December 31, 2001.  The increase of $913,000 is the discount accretion, which was based on the Company’s projections of the expected performance of the residual assets underlying the contract.  The Company does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which the Bank believes is commensurate with the risks involved.

The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the Participation Contract.  The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999.  The right to receive cash flows under the contract begins after the purchaser recaptures its initial cash investment of $5.1 million, $3.0 million of the credit guarantee, $.2 million in servicing fees, and a 15% internal rate of return, (the “Hurdle Amount”) from the transaction.  The Hurdle Amount as of March 31, 2002 was $1,034,000.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at  $4.4 million after write-downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. The Company expects to begin receiving cash from the Participation Contract during the second quarter of 2002. Based on the Company’s analysis of the expected performance of the underlying loans, the total cash to the Company is expected to be approximately $15 to $20 million dollars over 5 years. The Company has commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Contract has been pledged as collateral for the Senior Secured Note issued in January 2002.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $236.0 million at December 31, 2001 to $249.3 million at March 31, 2002.  The increase was primarily from an increase of notes payable of $11.3 million and FHLB Advances of $20.0 million, offset by a decrease in deposits of $20.2 million.

There were $20.0 million in FHLB Advances as of March 31, 2002 compared to no borrowings at December 31, 2001. In January 2002, the Bank received notification from the FHLB that its credit line had been reinstated.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $52.0 million.  The Bank may borrow up to 15% of its assets under the line.

In addition, there were $11.3 million in notes payable as of March 31, 2002 compared to no notes payable at December 31, 2001.  The $11.3 million in notes payable is the Senior Secured Note of $12 million, net of $0.7 million valuation of warrants, which were treated as original issue discount, issued in conjunction with the Senior Secured Note, issued in the transaction with New Life Holdings, LLC on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis starting on March 31, 2003.

Total Bank deposits at March 31, 2002 was $212.0 million, compared to $232.2 million at December 31, 2001.  The $20.2 million decrease in deposits from December 31, 2001 is primarily due to the Bank’s strategy to reduce its dependence on high rate certificates of deposit.

RESULTS OF OPERATIONS

Results for the quarter ended March 31, 2002 are compared to the quarter ended March 31, 2001 below.

Highlights for the three months ended March 31, 2002 and 2001:

The Company reported net income of $388,000 for the quarter ended March 31, 2002, or $0.29 per basic and $0.15 per diluted share, compared with net loss of $6,000, or $0.00 loss per share for the quarter ended March 31, 2001.

Net income for March 31, 2002 included discount accretion on the Participation Contract of $913,000.  Based on an analysis of the cash flow from the residual assets that comprise the Company’s interest in the Participation Contract, the Company expects to begin receiving cash flow from the asset during the second quarter of 2002.

During the first quarter ended March 31, 2001, the Company sold all of its investments in mortgage-backed securities at a gain of approximately $544,000, sold $5 million of servicing rights for a gain of approximately $170,000 and also sold $29 million in subprime loans at a gain of approximately $132,000.

Net Interest Income:

The Company’s net interest income before provision for loan losses increased 26.1% to $2.8 million during the quarter ended March 31, 2002, compared to $2.2 million for the quarter ended March 31, 2001.  The increase is due to the combination of the accretion of the discount on the Participation Contract offset by a decrease in average loan yield of 85 basis points and a decrease in average loans by $124 million from the same prior year period.  In addition, the cost of funds decreased 210 basis points and the average interest bearing liabilities decreased $118 million from the same prior year period.  The discount accretion included in interest income for the first quarter was $913,000, which was based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract.  The company expects to realize between $15 to $20 million dollars in cash from the Participation Contract over the next 5 years, however, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections.  For the three months ending March 31, 2002, the Company’s net interest margin was 4.82% as compared to a net interest margin of 2.55% during the same period in 2001.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2002 and 2001.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
(Dollars in thousands)	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$5,165	$36	2.79%	$16,390	$247	6.03%
Federal funds sold	421	1	0.95%	700	9	5.14%
Investment securities	42,100	458	4.35%	26,162	414	6.33%
Participation contract	3,927	913	93.00%	—	—	—
Loans receivable (1)	180,395	3,675	8.15%	304,239	6,843	9.00%
Total interest-earning assets	232,008	5,083	8.76%	347,491	7,513	8.65%

Non-interest-earning assets (1)	12,373			29,809
Total assets	$244,381			$377,300

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$33,478	100	1.19%	$27,963	$109	1.56%
Certificate accounts	184,903	1,696	3.67%	299,807	4,782	6.38%
Total interest-bearing deposits	218,381	1,796	3.29%	327,770	4,891	5.97%

Other borrowings	4,667	36	3.09%	22,835	350	6.13%
Notes payable	9,413	400	17.00%	—	—	—
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	233,961	2,285	3.91%	352,105	5,294	6.01%

Non-interest-bearing liabilities (1)	2,149			11,070
Total liabilities	236,110			363,175

Equity	8,271			14,125
Total liabilities and equity	$244,381			$377,300

Net interest income		$2,798			$2,219
Net interest rate spread			4.85%			2.64%
Net interest margin			4.82%			2.55%
Ratio of interest-earning assets to interest-bearing liabilities (1)			99.17%			98.69%

(1) Included in loans receivable are non-accrual loans of $13.7 million and $19.1 million respectively.

Provision for Loan Losses:

The provision for loan loss was $334,000 for the three months ended March 31, 2002 compared to $419,000 for the three months ended March 31, 2001.

Noninterest Income (loss)

Noninterest income was $640,000 for the three months ended March 31, 2002 compared to $2.1 million income for the three months ended March 31, 2001.  Noninterest income for the quarter ended March 31, 2001 included the gain on the sale of marketable securities of $544,000, the gain on loan sale of $132,000 and the gain on sale of mortgage servicing rights of $166,000.

Noninterest Expense

Noninterest expense was $2.7 million for the three months ended March 31, 2002, compared to $3.9 million for the three months ended March 31, 2001.  The $1.2 million reduction was primarily the result of a $584,000 decrease in compensation and benefits and a $211,000 decrease in premises and occupancy during the first quarter.  At March 31, 2002, the Company had 70 full-time equivalent employees, a reduction of 31 employees from the March 31, 2001 level of 101 full-time equivalent employees.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the quarter ended March 31, 2002 was $25,000;  the provision for the quarter ended March 31, 2001 was $4,000.  The Company has a consolidated deferred tax asset of $11.9 million on which the Company has established a $11.6 million valuation allowance due to the uncertainty as to the realization of the deferred tax asset.  In the future, if the Company returns to sustained profitability, the allowance will be reduced.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 19.79% and 11.68% for the quarters ended March 31, 2002 and 2001, respectively.  The Corporation’s first quarter cash flow was primarily recoveries on charged-off loans that the Corporation acquired when the 96-1 and 97-1 Securitizations were unwound plus cash from the issuance of the Senior Secured Note.  The Corporation expects to begin receiving cash flow from the Participation Contract during the second quarter of 2002 and expects this to be its primary source of funds in the near term.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows (used in) provided by operating activities was $2.0 million for the three months ended March 31, 2002, compared to ($4.0) million for the three months ended March 31, 2001.  Net cash (used in) provided by investing activities was ($12.6) million and $115.7 million for the three months ended March 31, 2002 and 2001, respectively.  Net cash provided by (used in) investing activities during the three months ended March 31, 2002 was primarily a result of the purchase of securities of $50.4 million, offset by proceeds from sale and principal payments on loans held for investment of $24.9 million, and proceeds from sale or maturity of securities of $17.5 million. Proceeds from sale and principal collections on loans of $59.2 million and proceeds from sale or maturity of securities of $39.8 million were the primary components of cash provided by investing activities for the three months ended March 31, 2001. Net cash provided by  (used in) financing activities were $11.6 million and $(55.6) million for the three months ended March 31, 2002 and 2001, respectively.  The increase for the quarter ended March 31, 2002 was due to an increase in FHLB advances and notes payable offset by a decrease in deposit accounts.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2002, cash and short-term investments totaled $8.8 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of Federal Home Loan Bank (FHLB) advances.

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

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on ending assets at March 31, 2002 and the related OTS requirements to be adequately capitalized and well capitalized.  As of March 31, 2002, the Bank met the capital ratios required to be considered well capitalized.

As of March 31, 2002, the Bank had no outstanding commitments to originate or purchase mortgage loans compared to $9.4 million as of December 31, 2001.  Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2002 compared to the period ended December 31, 2001 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  There has not been a significant change in the Company’s interest rate risk during the three months ending March 31, 2002.

Between the time the Company originates loans and purchase commitments are issued, the Company is exposed to both upward and downward movements in interest rates which may have a material adverse effect on the Company.

Item 4.  Subsequent Events

On April 10, 2002 the Bank entered into an agreement to purchase a 38,000 square foot building in Costa Mesa, California.  The Bank will occupy 50% of the building and the remaining space will be made available for lease.  The purchase is expected to be completed in May 2002 with occupancy scheduled for the third quarter of 2002.

On April 12, 2002, the Bank filed an application with the OTS to change its name to Pacific Premier Bank.  The name change of the Bank will be effective upon the relocation to the new offices in Costa Mesa, California.

PART II.                                                OTHER INFORMATION

Item 1.   Legal Proceedings

There were no material legal proceeding developments during the three-month period ended March 31, 2002.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

(a) Reports on Form 8K

Current Report on Form 8-K dated 01/09/02 and filed 01/11/02.

Current Report on Form 8-K dated 01/17/02 and filed 01/25/02.

Current Report on Form 8-K dated 01/30/02 and filed 02/05/02.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE FINANCIAL CORPORATION

May 10, 2002	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 10, 2002		/s/ Roy L. Painter
Date		Roy L. Painter
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)