Form 10-Q
period 2002-06-30
LIFE FINANCIAL CORP
filed 2002-08-14
CIK 1028918

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

☒ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of August 1, 2002.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED JUNE 30, 2002

ii

Item 1.  Financial Statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2002 (Unaudited)	December 31, 2001
ASSETS
Cash and due from banks	$8,033	$7,206
Federal funds sold	—	500
Cash and cash equivalents	8,033	7,706
Investment securities available for sale	90,531	34,659
Loans held for sale	2,737	4,737
Loans held for investment, net	126,670	182,439
Accrued interest receivable	1,378	1,600
Foreclosed real estate	2,772	4,172
Premises and equipment	5,021	1,184
Deferred income taxes	350	350
Participation contract, held to maturity	5,884	4,428
Other assets	3,005	2,392
TOTAL ASSETS	$246,381	$243,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$7,660	$8,653
Interest bearing	192,869	223,507
FHLB Advances	20,000	—
Notes payable, net of discount	11,370	—
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	3,710	2,359
Total liabilities	237,109	236,019

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 shares issued and outstanding at June 30, 2002 and December 31, 2001.	13	13
Additional paid-in capital; common stock and warrants	43,328	42,628
Accumulated deficit	(34,323)	(34,964)
Accumulated other comprehensive income	254	(29)
Total stockholders’ equity	9,272	7,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$246,381	$243,667

Accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
INTEREST INCOME:
Loans	$3,205	$5,760	$6,880	$12,604
Other interest-earning assets	1,937	710	3,345	1,379
Total interest income	5,142	6,470	10,225	13,983

INTEREST EXPENSE:
Interest-bearing deposits	1,612	4,178	3,408	9,069
Other borrowings	164	295	202	646
Notes Payable	481	—	881	—
Subordinated debentures	53	53	104	105

Total interest expense	2,310	4,526	4,595	9,820
NET INTEREST INCOME	2,832	1,944	5,630	4,163

PROVISION (BENEFIT) FOR LOAN LOSSES	(142)	788	191	1,206

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,974	1,156	5,439	2,957

NONINTEREST INCOME:
Loan servicing and mortgage banking fee income	190	422	466	1,238
Bank and other fee income	146	163	290	346
Net gain (loss) from loan sales	(244)	45	(244)	393
Net gain (loss) on investment securities	(6)	—	(15)	544
Other income (loss)	(36)	351	192	528
Total noninterest income	50	981	689	3,049

NONINTEREST EXPENSE:
Compensation and benefits	1,116	1,242	2,233	2,943
Premises and occupancy	486	604	1,012	1,339
Data processing	126	203	287	412
Net loss on foreclosed real estate	217	90	144	142
Other expense	819	1,253	1,829	2,427
Total noninterest expense	2,764	3,392	5,505	7,263

INCOME (LOSS) BEFORE INCOME TAXES	260	(1,255)	623	(1,257)
(BENEFIT) PROVISION FOR INCOME TAXES	7	(4)	(18)	—
NET INCOME (LOSS)	$253	$(1,251)	$641	$(1,257)

INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.19	$(0.94)	$0.48	$(0.94)
Diluted income (loss) per share	$0.10	$(0.94)	$0.27	$(0.94)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,649	1,333,572	1,333,668
Diluted	2,516,862	1,333,649	2,411,119	1,333,668

Accompanying notes are an integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net income	—	—	—	641	—	$641	641
Unrealized gain on investments, net of tax of $13	—	—	—	—	283	283	283
Total comprehensive income	—	—	—	—	—	$924	—
Capital Contribution Warrants (1)	—	—	700	—	—		700
Balance at June 30, 2002	1,333,572	$13	$43,328	$(34,323)	$254		$9,272

Accompanying notes are an integral part of these consolidated financial statements

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (Loss)	$641	$(1,257)
Adjustments to net gain (loss)
Depreciation and amortization	481	671
Provision for loan losses	191	1,206
Loss (gain) on sale, provision, and write-down of foreclosed real estate	252	961
Net unrealized and realized gain and accretion on investment securities and participation contract	(2,085)	(65)
Loss (gain) on sale of investment securities available for sale	15	(544)
Proceeds from the sales of and principal payments from loans held for sale	1,710	—
Gain on sale of loans held for sale	(183)	—
Increase (decrease) in accrued expenses and other liabilities	1,350	(4,084)
Decrease (increase) in other assets	(490)	745
Net cash provided by (used in) operating activities	1,882	(2,367)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	76,004	92,026
Purchase and origination of loans held for investment	(22,764)	(17,484)
Loss on sale of loans held for investment	449	—
Principal payments on securities	4,823	—
Proceeds from sale of foreclosed real estate	3,510	2,049
Purchase of securities	(123,069)	(33,004)
Proceeds from sale or maturity of securities	63,361	39,830
Proceeds from sale of mortgage servicing rights	30	5,508
Decrease in securities held under repurchase agreements	—	25,000
Decrease (increase) in premises and equipment	(4,268)	98
Net cash (used in) provided by investing activities	(1,924)	114,023
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(31,631)	(68,490)
Repayment of borrowings	—	(27,120)
Proceeds from FHLB advances	20,000	—
Proceeds from issuance of Senior Secured note	12,000	—
Net cash provided by (used in) financing activities	369	(95,610)
NET INCREASE IN CASH AND CASH EQUIVALENTS	327	16,046
CASH AND CASH EQUIVALENTS, beginning of period	7,706	8,540
CASH AND CASH EQUIVALENTS, end of period	$8,033	$24,586

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$3,664	$9,898
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$2,362	$5,846

Accompanying notes are and integral part of these consolidated financial statements.

LIFE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of LIFE Financial Corporation (the “Corporation”) and its wholly owned subsidiaries, LIFE Bank, F.S.B. (formerly Life Savings Bank, Federal Savings Bank), (the “Bank”) and Life Financial Insurance Services, Inc. (collectively, the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001.  Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

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

In addition, in June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated.  SFAS No. 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001.  This guidance is similar to previous generally accepted accounting principles (GAAP).  However, SFAS No. 141 establishes additional disclosure requirements for transactions occurring after the effective date. The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations and cash flows.

SFAS No. 142 eliminates amortization of goodwill associated with business combinations completed after June 30, 2001.  During a transition period from July 1, 2001 through December 31, 2001, goodwill associated with business combinations completed prior to July 1, 2001 will continue to be amortized through the income statement.  Effective January 1, 2002, all goodwill amortization expense will cease and goodwill be assessed (at least annually) for impairment at the reporting unit level by applying a fair-value based test.  SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which could result in the recognition of additional intangible assets, as compared with previous GAAP.  The adoption of this standard is not expected to have a material effect on the Company’s financial condition, results of operations and cash flows.

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

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2002

Total Capital (to risk-weighted assets)	$17,395	14.68%	$9,480	8.00%	$11,849	10.00%
Core Capital (to adjusted tangible assets)	15,906	6.65%	9,571	4.00%	11,964	5.00%
Tangible Capital (to tangible assets)	15,906	6.65%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	17,395	13.42%	4,740	4.00%	N.A.	N.A.

At December 31, 2001

Total Capital (to risk-weighted assets)	$15,380	6.62%	$18,596	8.00%	$23,244	11.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9,298	4.00%	N.A.	N.A.

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

Note 4 - Capital Contributions through the Issuance of Warrants

In addition to the $12,000,000 Senior Secured Note, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700,000, was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of June 30, 2002, is $630,000.  Interest expense of $881,000 related to the Senior Secured Note, including $70,000 of discount amortization, was charged to operations for the six months ended June 30, 2002.

Note 5 – Earnings (Loss) Per Share

The table below sets forth the Company’s earnings (loss) per share calculations for the three and six months ended June 30, 2002 and 2001.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three months ended June 30, 2001 were anti-dilutive.

Earnings (Loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$253			$(1,251)

Basic EPS Earnings (Loss)Available to common Stockholders	$253	1,333,572	$0.19	$(1,251)	1,333,649	$(0.94)
Effect of Warrants and Dilutive Stock Options	—	1,183,290		—	—

Diluted EPS Earnings (Loss) Available to common stock-holders plus assumed conversions	$253	2,516,862	$0.10	$(1,251)	1,333,649	$(0.94)

	For the Six Months Ended June 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$641			$(1,257)

Basic EPS Earnings (Loss)Available to common Stockholders	$641	1,333,572	$0.48	$(1,257)	1,333,668	$(0.94)
Effect of Warrants and Dilutive Stock Options	—	1,077,547		—	—

Diluted EPS Earnings (Loss) Available to common stock-holders plus assumed conversions	$641	2,411,119	$0.27	$(1,257)	1,333,668	$(0.94)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2002 and 2001.  The discussion should be read in conjunction with the Company’s Management’s Discussion and Analysis included in the 2001 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

LIFE Financial Corporation (the “Corporation”), a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of LIFE Bank, F.S.B. (the “Bank”), the Corporation’s principal operating subsidiary.  Additionally the Corporation owns 100% of the capital stock of Life Financial Insurance Services (the “Insurance Subsidiary”). The primary business of LIFE Financial Corporation and its subsidiaries (the “Company”) is branch banking and various lending activities.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. Throughout 2001, the Bank operated five full-service branches located in our market area of San Bernardino, Riverside, and Orange Counties, California.  On March 1, 2002, the Bank notified customers of its Riverside and Redlands depository branches that effective June 7, 2002 and June 21, 2002, respectively, the branches would be closed and the accounts of both branches would be consolidated into the nearby San Bernardino branch.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit as well as a variety of loan products. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.  Beginning in 2002 the Bank’s lending activity will be focused on originating multi-family residential real estate loans, commercial real estate loans and residential construction loans principally in Southern California.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

FINANCIAL CONDITION

Total assets of the Company were $246.4 million at June 30, 2002 compared to $243.7 million at December 31, 2001.  The $2.7 million increase in total assets from December 31, 2001 was primarily the result of a $3.8 million increase in premises and equipment from the purchase of the new Corporate building in Costa Mesa.  In addition, investment securities available for sale increased by $55.9 million, offset by a $57.8 million decrease in the loan portfolio.

Investment Securities

A summary of the Company’s securities as of June 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

	June 30, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$50,681	$654	$402	$50,933
Mutual Funds	37,712	668	665	37,715
Other Securities	1,883	—	—	1,883
Total securities available for sale	$90,276	$1,322	$1,067	$90,531

Participation Contract Held to Maturity (1)	$5,884	$2,502	$—	$8,386

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$8,508	$180	$104	$8,584
Mutual Funds	23,081	343	461	22,963
Other Securities	3,112	—	—	3,112
Subtotal	34,701	523	565	34,659

Participation Contract (1)	4,428	—	—	4,428
Total securities and Participation Contract available for sale	$39,129	$523	$565	$39,087

(1)  Effective January 17, 2002, the Corporation purchased the Participation Contract from the Bank for $4.4 million.  The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities.  The right to receive cash flows under the Participation Contract begins after the purchaser of the residual mortgage-backed securities recaptures its initial cash investment and a 15% internal rate of return.  The Corporation  does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved.

Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”  provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yield determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows.

Effective January of 2001, the Corporation adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time, due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, the Corporation decided that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history. Based on the history of cash flows from the securitization through March 31, 2002, and other events affecting the expected yield of the Participation Contract, the Corporation took the Participation Contract off non-accrual status for the quarter ended March 31, 2002.  The change in the reported market value is the result of the reclassification of the Participation Contract to an accrual status.

Loans

Loans totaled $135.2 million at June 30, 2002, including $3.0 million in loans held for sale, compared to $246.7 million at December 31, 2001, or a decrease of $111.5 million.  The Bank originated and purchased $21.3 million of loans for the six months ending June 30, 2002.  Loan sales totaled $33.8 million, consisting of $26.6 million of performing first liens and $7.2 million of delinquent first liens. Principal repayments totaled $44.0 million during this period.

For the six months ending June 30, 2001, the Bank originated and purchased $10.5 million of loans.  Loan sales totaled $29.3 million for the six months ending June 30, 2001.  Principal repayments totaled $61.4 million during this period.

Loan production and purchases have been held to modest levels over the last several quarters while the Bank staffed its new Income Property Lending group.  The Company commenced production of income property secured loans during the second quarter of 2002 and revised its existing lending policies consistent with its intent to purchase and originate income property loans.

A summary of the Company’s loan originations and sales for the six months ended June 30, 2002 and 2001 are as follows (dollars in thousands):

	For the Six Months ended
	June 30, 2002	June 30, 2001

Beginning balance, gross	$195,145	$335,266
Loans originated:
One to four family	—	4,522
Multi-Family	2,995	—
Construction and Land	1,015	1,003
Commercial	—	—
Total loans originated	4,010	5,525
Loans purchased:
One to four family	173	4,988
Multi-Family	6,641	—
Construction and Land	650	—
Commercial	9,819	—
Total loans purchased	17,283	4,988
Subtotal – Production	21,293	10,513
Total	216,438	345,779
Less:
Principal repayments	43,958	61,442
Charge-offs	1,095	2,447
Sales of loans	33,796	29,343
Transfers to REO	2,362	5,846
Total Gross loans	135,227	246,701
Ending balance loans held for sale (gross)	3,024	9,078
Ending balance loans held for investment (gross)	$132,203	$237,623

Allowance for Loan Losses

For the six months ended June 30, 2002, the Company allocated a $191,000 provision for loan losses compared to a $1.2 million provision during the six months ended June 30, 2001.

Allowance for loan losses totaled $3.5 million and $4.4 million at June 30, 2002 and December 31, 2001, respectively.  The June 30, 2002 allowance for loan losses as a percent of total impaired loans was 49.51%, compared to 31.07% at December 31, 2001.  Impaired loans, as a percent of gross loans was 5.17% at June 30, 2002, compared to 6.52% at December 31, 2001.  Impaired assets, as a percent of total assets was 3.46% at June 30, 2002, compared to 6.93% at Decenber 31, 2001.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends.  Given the composition of the Company’s loan portfolio, the $3.5 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2002. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Balance, beginning of period	$4,108	$4,818	$4,364	$5,384

Provision for loan losses	(142)	788	191	1,206

Recoveries	116	150	196	179
Charge-offs	(622)	(1,613)	(1,291)	(2,626)
Net charge-offs	(506)	(1,463)	(1,095)	(2,447)

Balance, end of period	$3,460	$4,143	$3,460	$4,143

Composition of Impaired Assets

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At June 30, 2002	At December 31, 2001
Impaired loans (1):
One to four family	$5,730	$11,379
Multi-family	66	66
Commercial	45	45
Construction	1,134	2,530
Other loans	14	24
Specific Allowance	(1,226)	(1,324)
Total impaired loans, net	5,763	12,720
REO	2,772	4,172
Total impaired assets, net	$8,535	$16,892

Allowance for loan losses as a percent of gross loans receivable (2)	2.56%	2.24%

Allowance for loan losses as a percent of total impaired loans, gross	49.51%	31.07%

Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	5.17%	6.52%

Impaired assets, net of specific allowances, as a percent of total assets (3)	3.46%	6.93%

(1)               Impaired loans consisted of all loans 90 days past due and foreclosures in process less than 90 days past due of $208,000 and $866,000 at June 30, 2002 and December 31, 2001, respectively.  Also included in the June 30, 2002 impaired assets is a $45,000 commercial loan that was not past due but has been deemed impaired for reasons other than delinquency.

(2)               Gross loans include loans receivable held for investment and held for sale.

(3)               Impaired assets consist of impaired loans and REO.

Participation Contract

The carrying value of the Participation Contract was $5.9 million at June 30, 2002 compared to $4.4 million at December 31, 2001.  The increase of $1.5 million is due to the net of the discount accretion of $2.1 million and cash flows received of $643,000. The accretion is based on the Company’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.

The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, in the Participation Contract.  The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999.  The right to receive cash flows under the contract begins after the purchaser recaptures its initial cash investment of $5.1 million, $3.0 million of the credit guarantee, $200,000 in servicing fees, and a 15% internal rate of return, (the “Hurdle Amount”) from the transaction.  The Hurdle Amount as of June 30, 2002 has been satisfied.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after write-downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received $185,000 and $458,000 in May and June 2002, respectively.  Based on the Corporation’s analysis of the expected performance of the underlying loans, the future cash to the Corporation is projected to be approximately $15 to $19 million dollars over three years. In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Contract has been pledged as collateral for the Senior Secured Note issued in January 2002.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $236.0 million at December 31, 2001 to $237.1 million at June 30, 2002.  The increase included an increase of notes payable of $11.4 million and FHLB Advances of $20.0 million, offset by a decrease in deposits of $31.7 million.

There were $20.0 million in FHLB Advances as of June 30, 2002 compared to no borrowings at December 31, 2001.  Advances from the FHLB are collateralized by pledges of certain real estate loans and investment securities with an aggregate principal balance of $57.6 million   The Bank may borrow up to 15% of its assets under the line, which is $35.9 million as of quarter ended June 30, 2002.

In addition, there were $11.4 million in notes payable as of June 30, 2002 compared to no notes payable at December 31, 2001.  The $11.4 million in notes payable is the Senior Secured Note of $12 million, net of $630,000 discount, issued to New Life Holdings, LLC, on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis beginning on March 31, 2003.

Total Bank deposits at June 30, 2002 were $200.5 million, compared to $232.2 million at December 31, 2001.  The $31.7 million decrease in deposits from December 31, 2001 is primarily due to the Bank’s strategy to reduce its dependence on high rate certificates of deposit and the consolidation of two depository branches into the Bank’s largest branch during the quarter ended June 30, 2002.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended June 30, 2002 are compared to the quarter and year-to-date ended June 30, 2001 below.

Highlights for the three and six months ended June 30, 2002 and 2001:

The Company reported net income of $253,000 for the quarter ended June 30, 2002, or $0.19 per basic and $0.10 per diluted share, compared with net loss of $1.3 million, or ($0.94) loss per share for the quarter ended June 30, 2001.

Net income for the three months ended June 30, 2002 included the discount accretion on the Participation Contract of $1.2 million.  For the six months ended June 30, 2002 the discount accretion on the Participation Contract was $2.1 million.  In addition, provision for credit losses had a reduction of $142,000 for the three months ended June 30, 2002 compared with $788,000 for the same period a year ago.  The primary cause for the decrease is a reduction in net loans outstanding by $39.8 million during the quarter as well as a reduction in non-performing loans by $6.6 million.  For the six months ended June 30, 2002, provision for credit losses totaled $191,000 compared with $1.2 million for the same period a year earlier.

The loss of $1.3 million for the quarter ended June 30, 2001 included a $634,000 mark-to-market adjustment related to the reclassification of certain non-performing loans to loans held for sale from loans held to maturity.  For the six months ended June 30, 2001 the loss of $1.3 million included one-time gains of $544,000 from the sale of investment securities, $102,000 from the sale of servicing rights, and $132,000 from the sale of subprime loans.

Net Interest Income:

The Company’s net interest income before provision for loan losses increased 45.7% to $2.8 million during the quarter ended June 30, 2002, compared to $1.9 million for the quarter ended June 30, 2001.  Additionally, net interest income for the six months ended June 30, 2002, increased to $5.6 million compared to $4.2 million for the same period in 2001.  The increase is primarily a result of the accretion of the discount on the Participation Contract.  The discount accretion included in interest income was $1.2 million and $2.1 million for the three and six months ended June 30, 2002, respectively, which was based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract.  The Company began to receive cash flow from the Participation during the quarter ended June 30, 2002, totaling $643 thousand.  Future cash flows from the Participation Model are projected to be between $15 and $19 million dollars over the next three years. However, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections.

For the three months ended June 30, 2002 there was a decrease in average loan yield of 94 basis points and a decrease in average loans by $96 million from the same prior year period.  In addition, the cost of funds decreased 190 basis points and the average interest bearing liabilities decreased $75 million from the same prior period.  For the six months ended June 30, 2002 there was a decrease in average loan yield of 95 basis points and a decrease in average loans by $109 million from the same prior year period.  The cost of funds decreased 202 basis points and the average interest bearing liabilities decreased $96.5 million from the same prior period.

For the three months ending June 30, 2002, the Company’s net interest margin was 4.85% compared with 2.52% for the same period a year earlier.  For the six months ending June 30, 2002, the Company’s net interest margin was 4.82% as compared to a net interest margin of 2.54% during the same period in 2001.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended June 30, 2002 and 2001.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
(Dollars in thousands)	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$6,195	$36	2.32%	$45,798	$545	4.76%
Federal funds sold	330	1	1.21%	222	2	3.60%
Investment securities	64,930	714	4.40%	10,802	162	6.00%
Participation contract	5,646	1,186	84.02%	—	—	—
Loans receivable (1)	156,274	3,205	8.20%	252,190	5,761	9.14%
Total interest-earning assets	233,375	5,142	8.81%	309,012	6,470	8.38%

Non-interest-earning assets (1)	13,167			20,702
Total assets	$246,542			$329,714

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$40,689	164	1.61%	$26,134	$103	1.58%
Certificate accounts	164,298	1,448	3.53%	265,497	4,075	6.14%
Total interest-bearing deposits	204,987	1,612	3.15%	291,631	4,178	5.73%

Other borrowings	20,105	164	3.26%	20,000	295	5.90%
Notes payable	11,348	481	16.95%	—	—	—
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	237,940	2,310	3.88%	313,131	4,526	5.78%

Non-interest-bearing liabilities	2,334			3,312
Total liabilities	240,274			316,443

Equity	6,268			13,271
Total liabilities and equity	$246,542			$329,714

Net interest income		$2,832			$1,944
Net interest rate spread			4.93%			2.60%
Net interest margin			4.85%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities (1)			98.08%			98.68%

(1) Included in loans receivable are non-accrual loans of $11.9 million and $20.2 million respectively.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the six months ended June 30, 2002 and 2001.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
(Dollars in thousands)	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$5,682	$71	2.50%	$31,175	$792	5.09%
Federal funds sold	375	3	1.60%	460	11	4.96%
Investment securities	53,578	1,172	4.37%	18,440	576	6.25%
Participation contract	4,791	2,099	87.62%	—	—	—
Loans receivable (1)	169,407	6,880	8.12%	278,069	12,604	9.07%
Total interest-earning assets	233,833	10,225	8.75%	328,144	13,983	8.52%

Non-interest-earning assets (1)	12,773			28,412
Total assets	$246,606			$356,556

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$37,103	264	1.42%	$27,043	$211	1.56%
Certificate accounts	174,544	3,144	3.60%	282,558	8,858	6.27%
Total interest-bearing deposits	211,647	3,408	3.22%	309,601	9,069	5.86%

Other borrowings	12,429	201	3.24%	21,410	646	6.03%
Notes payable	10,386	881	16.97%	—	—	—
Subordinated debentures	1,500	105	14.01%	1,500	105	14.01%
Total interest-bearing liabilities	235,962	4,595	3.89%	332,511	9,820	5.91%

Non-interest-bearing liabilities	2,242			7,169
Total liabilities	238,204			339,680

Equity	8,402			16,876
Total liabilities and equity	$246,606			$356,556

Net interest income		$5,630			$4,163
Net interest rate spread			4.86%			2.61%
Net interest margin			4.82%			2.54%
Ratio of interest-earning assets to interest-bearing liabilities (1)			99.10%			98.69%

(1) Included in loans receivable are non-accrual loans of $12.8 million and $20.3 million respectively.

Provision for Loan Losses:

Provision for loan losses had a reduction of $142,000 for the three months ended June 30, 2002 compared with $788,000 for the same period a year ago.  The primary cause for the decrease is a reduction in net loans outstanding by $39.8 million during the quarter as well as a reduction in non-performing loans by $6.6 million.  For the six months ended June 30, 2002, provision for loan losses totaled $191,000 compared with $1.2 million for the six months ended June 30, 2001.

Noninterest Income (loss)

Noninterest income was $50,000 and $689,000 for the three and six months ended June 30, 2002 compared to $981,000 and $3.0 million income for the three and six months ended June 30, 2001.  The decrease is primarily due to reduced loan servicing and mortgage banking fee income.  Additionally, noninterest income for the six months ended June 30, 2001 included the gain on the sale of marketable securities of $544,000, the gain on loan sale of $132,000 and the gain on sale of mortgage servicing rights of $166,000.

Noninterest Expense

Noninterest expense was $2.8 million and $5.5 million for the three and six months ended June 30, 2002, compared to $3.4 million and $7.3 million for the three and six months ended June 30, 2001.  The reduction was primarily the result of decreases in compensation and benefits, premises and occupancy, and other expenses.  At June 30, 2002, the Company had 62.5 full-time equivalent employees compared to 88 full-time equivalent employees at June 30, 2001.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the six months ended June 30, 2002 was $18,000 compared to no provision for the six months ended June 30, 2001.  The Company has a consolidated deferred tax asset of $11.9 million on which the Company has established an $11.6 million valuation allowance due to the uncertainty as to the realization of the deferred tax asset.  In the future, if the Company continues sustained profitability, the allowance will be reduced.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 28.77% and 15.50% for the quarters ended June 30, 2002 and 2001, respectively.

The Corporation’s first quarter cash flow was primarily recoveries on charged-off loans that the Corporation acquired when the 96-1 and 97-1 Securitizations were unwound plus cash from the issuance of the Senior Secured Note.  The primary source of funds in the second quarter was the cash payments of $643,000 received from the Participation Contract.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows (used in) provided by operating activities was $1.9 million for the six months ended June 30, 2002, compared to ($2.4) million for the six months ended June 30, 2001.  Net cash (used in) provided by investing activities was ($1.9) million and $114.0 million for the six months ended June 30, 2002 and 2001, respectively.  Net cash provided by (used in) investing activities during the six months ended June 30, 2002 was primarily a result of the purchase of securities of $123.1 million, offset by proceeds from sale and principal payments on loans held for investment of $76.0 million, and proceeds from sale or maturity of securities of $63.4 million. Proceeds from sale and principal collections on loans of $92.0 million and proceeds from sale or maturity of securities of $39.8 million were the primary components of cash provided by investing activities for the six months ended June 30, 2001. Net cash provided by (used in) financing activities was $369,000 million and ($95.6) million for the six months ended June 30, 2002 and 2001, respectively.  Net cash provided by (used in) financing activities for the six months ended June 30, 2002 included a decrease in deposit accounts of $31.6 million offset by FHLB advances and notes payable of $32.0 million.  Net cash provided by (used in) financing activities for the six months ended June 30, 2001 was a decrease in deposits of $68.5 million and repayment of borrowings of $27.1 million.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2002, cash totaled $8.0 million and short-term investments totaled $37.7 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of Federal Home Loan Bank (FHLB) advances.

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

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on ending assets at June 30, 2002 and the related OTS requirements to be adequately capitalized and well capitalized.  As of June 30, 2002, the Bank met the capital ratios required to be considered well capitalized.

As of June 30, 2002, the Bank had outstanding commitments to originate or purchase mortgage loans of $2.8 million compared to $9.4 million as of December 31, 2001.  Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2002 compared to the period ended December 31, 2001 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  There has not been a significant change in the Company’s interest rate risk during the six months ending June 30, 2002.

Item 4.  Subsequent Events

On July 3, 2002, the Bank appointed Senior Vice President and Controller John Shindler as its interim Chief Financial Officer replacing Roy L. Painter who tendered his resignation on July 3, 2002 to pursue other business opportunities. Mr. Shindler serves as Controller and Director of Loan Servicing and joined the Bank in December 2000.

On May 23, 2002, the Company’s shareholders approved a proposal to change the Company’s name to Pacific Premier Bancorp, Inc.  The change will be effective on August 26, 2002.  Effective with the name change, the Company’s NASDAQ trading symbol will be changed to PPBI, the Bank’s name will be changed to Pacific Premier Bank and the Company and Bank will relocate its corporate headquarters to Costa Mesa California.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material legal proceeding developments during the three-month period ended June 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 23, 2002, the Company held its Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.               Election of the following directors to terms expiring in 2005:

	Affirmative Votes	Votes Withheld

Ezri Namvar	1,226,199	18,315
Richard Marr	1,226,199	18,315
Ronald G. Skipper	1,226,889	17,625

Company directors John D. Goddard and Kent G. Snyder (whose term expires 2003) and Steven R. Gardner and Thomas G. Palmer (whose term expires 2004) continue as Directors of the Company following the annual meeting.

2.               Amendment to the Certificate of Incorporation to change the Company’s name to Pacific Premier Bancorp, Inc.

Affirmative Votes	Votes Against	Votes Abstain

1,222,940	21,374	0

3.               Appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the year ended December 31, 2002.

Affirmative Votes	Votes Against	Votes Abstain

1,230,897	13,417	0

Item 5.           Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1                                    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2                                    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K

Current Report on Form 8-K dated 04/24/02 and filed 04/26/02.

Current Report on Form 8-K dated 05/17/02 and filed 05/17/02.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFE FINANCIAL CORPORATION

August 09, 2002	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer (principal executive officer)

August 09, 2002		/s/ John Shindler
Date		John Shindler
Senior Vice President and Interim Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002