Form 10-Q
period 2002-09-30
PACIFIC PREMIER BANCORP INC
filed 2002-11-14
CIK 1028918

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 0-22193

PACIFIC PREMIER BANCORP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 SUNFLOWER AVENUE, 2ND FLOOR, COSTA MESA, CALIFORNIA 92626

(714) 431 - 4000
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

☒ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of October 31, 2002.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

ii

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$7,654	$7,206
Federal funds sold	—	500
Cash and cash equivalents	7,654	7,706
Investment securities available for sale	79,827	34,659
Loans held for sale	2,359	4,737
Loans held for investment, net	132,565	182,439
Accrued interest receivable	1,265	1,600
Foreclosed real estate	1,739	4,172
Premises and equipment	5,492	1,184
Deferred income taxes	2,350	350
Participation contract, held to maturity	5,255	4,428
Other assets	2,132	2,392
TOTAL ASSETS	$240,638	$243,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$6,681	$8,653
Interest bearing	186,719	223,507
FHLB Advances	20,000	—
Notes payable, net of discount	11,405	—
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,821	2,359
Total liabilities	$229,125	$236,019

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized;1,333,572 shares issued and outstanding at September 30, 2002 and December 31, 2001.	$13	$13
Additional paid-in capital; common stock and warrants	43,328	42,628
Accumulated deficit	(31,909)	(34,964)
Accumulated other comprehensive income (loss)	81	(29)
Total stockholders’ equity	$11,513	$7,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,638	$243,667

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
INTEREST INCOME:
Loans	$2,658	$5,148	$9,538	$17,752
Other interest-earning assets	1,787	642	5,131	2,022
Total interest income	4,445	5,790	14,669	19,774

INTEREST EXPENSE:
Interest-bearing deposits	1,525	3,392	4,933	12,462
Other borrowings	167	347	368	993
Notes Payable	485	—	1,366	—
Subordinated debentures	53	53	157	157

Total interest expense	2,230	3,792	6,824	13,612
NET INTEREST INCOME	2,215	1,998	7,845	6,162

PROVISION FOR LOAN LOSSES	788	959	979	2,166

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,427	1,039	6,866	3,996

NONINTEREST INCOME:
Loan servicing fee income	181	333	646	1,572
Bank and other fee income	131	152	420	498
Net gain (loss) from loan sales	(17)	72	(260)	465
Net gain on investment securities	351	327	336	871
Other income	142	97	334	624
Total noninterest income	788	981	1,476	4,030

NONINTEREST EXPENSE:
Compensation and benefits	1,064	1,213	3,297	4,156
Premises and occupancy	477	628	1,488	1,967
Data processing	157	167	444	579
Net gain (loss) on foreclosed real estate	(166)	44	(22)	185
Other expense	597	1,737	2,425	4,165
Total noninterest expense	2,129	3,789	7,632	11,052

INCOME (LOSS) BEFORE INCOME TAXES	86	(1,769)	710	(3,026)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,328)	966	(2,345)	966
NET INCOME (LOSS)	$2,414	$(2,735)	$3,055	$(3,992)

INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$1.81	$(2.05)	$2.29	$(2.99)
Diluted income (loss) per share	$0.95	$(2.05)	$1.21	$(2.99)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,572	1,333,572	1,333,636
Diluted	2,530,638	1,333,572	2,530,638	1,333,636

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net income	—	—	—	3,055	—	$3,055	3,055
Unrealized gain on investments, net of tax of $13	—	—	—	—	110	110	110
Total comprehensive income	—	—	—	—	—	$3,165	—
Capital Contribution Warrants(1)	—	—	700	—	—		700
Balance at September 30, 2002	1,333,572	$13	$43,328	$(31,909)	$81		$11,513

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

Accompanying notes are an integral part of these consolidated financial statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Gain (Loss)	$3,055	$(3,992)
Adjustments to net gain (loss)
Depreciation and amortization	679	970
Provision for loan losses	979	2,166
Loss on sale, provision, and write-down of foreclosed real estate	100	1,350
Net unrealized and realized gain and accretion on investment securities and participation contract	(3,005)	(151)
Gain on sale of investment securities available for sale	(336)	(871)
Proceeds from the sales of and principal payments from loans held for sale	1,959	1,268
Write-down of loans transferred to held for investment	—	(15)
Change in current and deferred income tax receivable	(2,000)	1,103
Gain on sale of loans held for sale	(183)	—
Increase (decrease) in accrued expenses and other liabilities	462	(4,440)
Federal Home Loan Bank stock dividend	(122)	(143)
Decrease in other assets	598	1,515
Net cash provided by (used in) operating activities	2,186	(1,240)
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	90,589	123,090
Purchase and origination of loans held for investment	(45,095)	(31,940)
Loss (gain) on sale of loans held for investment	466	(132)
Principal payments on securities	7,677	1,112
Proceeds from sale of foreclosed real estate	5,870	3,429
Purchase of securities	(180,991)	(49,596)
Proceeds from sale or maturity of securities	130,892	59,830
Proceeds from sale of mortgage servicing rights	30	5,508
Decrease in securities held under repurchase agreements	—	25,000
(Increase) decrease in premises and equipment	(4,915)	98
Purchase of FHLB stock	—	(14)
Net cash provided by investing activities	4,523	136,385
CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(38,761)	(87,279)
Repayment of borrowings	—	(27,120)
Proceeds from (repayment of) FHLB advances	20,000	(20,000)
Proceeds from issuance of Senior Secured note	12,000	—
Net cash used in financing activities	(6,761)	(134,399)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52)	746
CASH AND CASH EQUIVALENTS, beginning of period	7,706	8,540
CASH AND CASH EQUIVALENTS, end of period	$7,654	$9,286

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,528	$13,960
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$3,537	$8,676

Accompanying notes are and integral part of these consolidated financial statements.

PACIFIC PREMIER BANCOROP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the “Corporation”) and its wholly owned subsidiaries, Pacific Premier Bank, F.S.B. (formerly LIFE Bank, Federal Savings Bank), (the “Bank”) and Life Financial Insurance Services, Inc. (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September  30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three and nine months ended September 30, 2002 and 2001.  Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2002.

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

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2002

Total Capital (to risk-weighted assets)	$16,935	13.56%	$9,988	8.00%	$12,485	10.00%
Core Capital (to adjusted tangible assets)	15,362	6.62%	9,278	4.00%	11,598	5.00%
Tangible Capital (to tangible assets)	15,362	6.62%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	16,935	12.30%	4,994	4.00%	N.A.	N.A.

At December 31, 2001

Total Capital (to risk-weighted assets)	$15,380	6.62%	$18,596	8.00%	$23,244	11.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9,298	4.00%	7,491	6.00%

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

Note 4 – Capital Contributions through the Issuance of Warrants

In addition to the $12,000,000 Senior Secured Note, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700,000, which was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of September 30, 2002, is $595,000.  Interest expense of $1,366,000 related to the Senior Secured Note, including $105,000 of discount amortization, was charged to operations for the nine months ended September 30, 2002.

Note 5 – Earnings (Loss) Per Share

The table below sets forth the Company’s earnings (loss) per share calculations for the three and nine months ended September 30, 2002 and 2001.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three and nine months ended September 30, 2001 were anti-dilutive.

Earnings (Loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$2,414			$(2,735)

Basic EPS Earnings (Loss)
Available to common Stockholders	$2,414	1,333,572	$1.81	$(2,735)	1,333,572	$(2.05)
Effect of Warrants and Dilutive Stock Options	—	1,197,066		—	—

Diluted EPS Earnings (Loss)
Available to common stock-holders plus assumed conversions	$2,414	2,530,638	$0.95	$(2,735)	1,333,572	$(2.05)

	For the Nine Months Ended September 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings (Loss)	$3,055			$(3,992)

Basic EPS Earnings (Loss)
Available to common Stockholders	$3,055	1,333,572	$2.29	$(3,992)	1,333,636	$(2.99)
Effect of Warrants and Dilutive Stock Options	—	1,197,066		—	—

Diluted EPS Earnings (Loss)
Available to common stock-holders plus assumed conversions	$3,055	2,530,638	$1.21	$(3,992)	1,333,636	$(2.99)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2002 and 2001.  The discussion should be read in conjunction with the Company’s Management’s Discussion and Analysis included in the 2001 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

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

GENERAL

Pacific Premier Bancorp, Inc., (the “Corporation”), a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of Pacific Premier Bank, F.S.B. (the “Bank”), the Corporation’s principal operating subsidiary.  Additionally the Corporation owns 100% of the capital stock of Life Financial Insurance Services (the “Insurance Subsidiary”). The primary business of Pacific Premier Bancorp, Inc., and  its subsidiaries (the “Company”) is branch banking and various lending activities.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. Throughout 2001, the Bank operated five full-service branches located in its market area of San Bernardino, Riverside, and Orange Counties, California. In the second quarter of 2002, the Bank consolidated the accounts at its Riverside and Redlands depository branches into the nearby San Bernardino branch.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by apartment buildings and commercial real estate properties as well as the financing of residential construction loans throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

FINANCIAL CONDITION

Total assets of the Company were $240.6 million as of September 30, 2002 compared to $243.7 million as of December 31, 2001. The $3.1 million or 1.3% decrease in total assets is the result of decreases of $52.3 million and $2.4 million in net loans and foreclosed real estate, respectively, partially offset by increases in investment securities, premises, and deferred income tax of $45.1 million, $4.3 million, and $2.0 million, respectively.

Investment Securities

A summary of the Company’s securities as of September 30, 2002 and December 31, 2001 is as follows (dollars in thousands):

	September 30, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$39,398	$88	$9	$39,477
Mutual Funds	38,432	3	—	38,435
Other Securities	1,915	—	—	1,915
Total securities available for sale	$79,745	$91	$9	$79,827

Participation Contract Held to Maturity(1)	$5,255	$3,023	$—	$8,278

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$8,508	$180	$104	$8,584
Mutual Funds	23,081	343	461	22,963
Other Securities	3,112	—	—	3,112
Subtotal	$34,701	$523	$565	$34,659

Participation Contract(1)	4,428	—	—	4,428

Total securities and Participation Contract available for sale	$39,129	$523	$565	$39,087

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

Loans

Loans totaled $141.5 million at September 30, 2002, including $2.6 million in loans held for sale, compared to $187.2 million at December 31, 2001, or a decrease of $45.8 million.  The Bank originated and purchased $44.2 million of loans for the nine months ending September 30, 2002.  Loan sales totaled $33.8 million, consisting of $26.6 million of performing first liens and $7.2 million of delinquent first liens. Principal repayments totaled $57.7 million during this period.

For the nine months ending September 30, 2001, the Bank originated and purchased $20.9 million of loans.  Loan sales totaled $29.3 million for the nine months ending September 30, 2001.  Principal repayments totaled $93.5 million during this period.

Loan production and purchases were held to modest levels during 2001 and the first quarter of 2002 while the Bank staffed its new Income Property Lending group. The Bank commenced production of income property secured loans during the second quarter of 2002 and is still in the process of adding staff and products to its lending group.

A summary of the Company’s loan originations and sales for the nine months ended September 30, 2002 and 2001 are as follows (dollars in thousands):

	For the Nine Months ended
	September 30, 2002	September 30, 2001

Beginning balance, gross	$195,145	$335,266
Loans originated:
One to four family	—	6,888
Multi-Family	16,659	—
Construction and Land	2,783	1,557
Commercial	—	—
Other	—	1,003
Total loans originated	19,442	9,448
Loans purchased:
One to four family	173	11,502
Multi-Family	11,172	—
Construction and Land	650	—
Commercial	12,787	—
Total loans purchased	24,782	11,502
Subtotal – Production	44,224	20,950
Total	239,369	356,216
Less:
Principal repayments	58,867	93,508
Charge-offs	1,689	2,871
Sales of loans	33,796	29,343
Transfers to REO	3,537	8,676
Total Gross loans	141,480	221,818
Ending balance loans held for sale (gross)	2,617	6,663

Ending balance loans held for investment (gross)	$138,863	$215,155

Allowance for Loan Losses

For the nine months ended September 30, 2002, the Company allocated a $979,000 provision for loan losses compared to a $2.2 million provision during the nine months ended September 30, 2001.  During the most recent quarter, the Bank’s examiners adversely classified certain loans to either a Special Mention designation or a Substandard classification. Of the total provision, $500 thousand resulted, in part, from this change in classification.

The allowance for loan losses totaled $3.7 million as of September 30, 2002 and $4.7 million as of December 31, 2001. The allowance for loan losses as a percent of non-accrual loans was 54.1% and 28.6% as of September 30, 2002 and December 31, 2001, respectively.  Non-accrual loans totaled $6.8 million at September 30, 2002 and $15.2 million as of December 31, 2001.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends.  Given the composition of the Company’s loan portfolio, the $3.7 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2002. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Balance, beginning of period	$3,460	$4,143	$4,364	$5,384

Provision for loan losses	788	959	979	2,166

Recoveries	116	121	312	300
Charge-offs	(709)	(544)	(2,000)	(3,171)
Net charge-offs	(593)	(423)	(1,688)	(2,871)

Balance, end of period	$3,655	$4,679	$3,655	$4,679

Composition of Impaired Assets

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At September 30, 2002	At December 31, 2001

Impaired loans(1):
One to four family	$8,276	$11,379
Multi-family	66	66
Commercial	604	45
Construction	—	2,530
Other loans	53	24
Specific Allowance	(871)	(1,324)
Total impaired loans, net	8,128	12,720
REO	1,739	4,172
Total impaired assets, net	$9,867	$16,892

Allowance for loan losses as a percent of gross loans receivable (2)	2.58%	2.24%

Allowance for loan losses as a percent of total impaired loans, gross	40.62%	31.07%

Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	5.74%	6.52%

Impaired assets, net of specific allowances, as a percent of total assets (3)	4.10%	6.93%

(1)          Impaired loans consist of all loans 90 days past due, foreclosures in process less than 90 days past, and five loans totaling $1.5 million that were deemed impaired for reasons other than delinquency.

(2)          Gross loans include loans receivable held for investment and held for sale.

(3)          Impaired assets consist of impaired loans and REO.

Participation Contract

The carrying value of the Participation Contract was $5.3 million at September 30, 2002 compared to $4.4 million at December 31, 2001.  The increase of $0.9 million is due to the net of the discount accretion of $3.1 million and cash flows received of $2.2 million. The accretion is based on the Company’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.

The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, in the Participation Contract.  The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after write-downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received approximately $643,000 and $1,589,000 in the second and third quarter of 2002, respectively.  Based on the Corporation’s analysis of the expected performance of the underlying loans, the future cash to the Corporation is projected to be approximately $14 to $16 million dollars over three years. In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Contract has been pledged as collateral for the Senior Secured Note issued in January 2002.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $236.0 million at December 31, 2001 to $229.1 million at September 30, 2002.  The decrease included an increase of notes payable of $11.3 million and FHLB Advances of $20.0 million, offset by a decrease in deposits of $38.8 million.

There were $20.0 million in FHLB Advances as of September 30, 2002 compared to no borrowings at December 31, 2001.  Advances from the FHLB are collateralized by pledges of certain investment securities with an aggregate principal balance of $22.8 million.  The Bank may borrow up to 15% of its assets under the line, which is $36.1 million as of quarter ended September 30, 2002.

In addition, there were $11.4 million in notes payable as of September 30, 2002 compared to no notes payable at December 31, 2001.  The $11.4 million in notes payable is the Senior Secured Note of $12 million, net of $630,000 discount, issued to New Life Holdings, LLC, on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis beginning on March 31, 2003.

Total deposits were $193.4 million as of September 30, 2002, compared to $232.2 million at December 31, 2001. The $38.8 million decrease in deposits is the result of the continual rate reductions on the Bank’s deposit products and the consolidation of two depository branches into the Bank’s largest branch during the second quarter.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended September 30, 2002 are compared to the quarter and year-to-date ended September 30, 2001 below.

Highlights for the three and nine months ended September 30, 2002 and 2001:

The Company reported net income of $2.4 million for the quarter ended September 30, 2002, or $1.81 per basic and $0.95 per diluted share, compared with net loss of $2.7 million, or ($2.05) loss per basic and diluted share for the quarter ended September 30, 2001.

Net income for the three months ended September 30, 2002 included the discount accretion on the Participation Contract of $0.96 million.  For the nine months ended September 30, 2002 the discount accretion on the Participation Contract was $3.1 million.  Provision for credit losses was $788,000 for the three months ended September 30, 2002 compared with $959,000 for the same period a year ago.  For the nine months ended September 30, 2002, provision for credit losses totaled $979,000 compared with $2.2 million for the same period a year earlier.

The loss of $2.7 million for the quarter ended September 30, 2001 included a $507,000 expense accrual for various potential liabilities and a $970,000 writeoff of the Company’s deferred tax asset.  For the nine months ended September 30, 2001 the loss of $4.0 million included one-time gains of $871,000 from the sale of investment securities, $102,000 from the sale of servicing rights, and $132,000 from the sale of subprime loans.

Net Interest Income:

The Company’s net interest income before provision for loan losses increased 11% to $2.2 million for the three months ended September 30, 2002 compared with $2.0 million for the same period a year earlier. Net interest margin for the three months ended September 30, 2002 was 3.96% compared with 2.86% for the same period a year earlier. The increase is due in part to the accretion of the discount on the Participation Contract partially offset by a decrease in average loan yield of 99 basis points and a decrease in average loans by $95.7 million from the same prior year period.  In addition, the cost of funds decreased 144 basis points and the average interest bearing liabilities decreased $55.6 million from the same prior year period.  The discount accretion included in interest income for the third quarter was $960 thousand and is based on the Company’s projections of the expected performance of the residual assets underlying the contract. However, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections. The Company received $1.6 million from the Participation Contract during the third quarter compared to the $643 thousand it received during the second quarter when the Participation Contract first started to cash flow to the Company.  The reduction in the cost of interest bearing liabilities is due to the Bank’s continued focus on increasing lower cost core deposit accounts, namely consumer and small business transaction accounts as well as reducing its reliance on higher cost, short term certificates of deposit, and the overall lower interest rate environment.

For the three months ended September 30, 2002 there was a decrease in average loan yield of 99 basis points and a decrease in average loans by $95.7 million from the same prior year period.  In addition, the cost of funds decreased 143 basis points and the average interest bearing liabilities decreased $55.6 million from the same prior period.  For the nine months ended September 30, 2002 there was a decrease in average loan yield of 95 basis points and a decrease in average loans by $104.3 million from the same prior year period.  The cost of funds decreased 184 basis points and the average interest bearing liabilities decreased $82.7 million from the same prior period.

For the three months ending September 30, 2002, the Company’s net interest margin was 3.96% compared with 2.86% for the same period a year earlier.  For the nine months ending September 30, 2002, the Company’s net interest margin was 4.54% as compared to a net interest margin of 2.64% during the same period in 2001.   As mentioned above, the increase is due to the results of the Participation Contract and lower overall cost of interest bearing liabilities.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended September 30, 2002 and 2001.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
(Dollars in thousands)	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost

Assets
Interest-earning assets:
Cash and cash equivalents	$3,045	$21	2.76%	$14,814	$152	4.10%
Federal funds sold	—	—	—	458	3	2.62%
Investment securities	83,503	806	3.86%	36,745	487	5.30%
Participation contract	5,606	960	68.50%	—	—	—
Loans receivable(1)	131,856	2,658	8.06%	227,547	5,148	9.05%
Total interest-earning assets	224,010	4,445	7.94%	279,564	5,790	8.28%

Non-interest-earning assets	17,290			19,640
Total assets	$241,300			$299,204

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$44,721	$184	1.65%	$26,280	$89	1.35%
Certificate accounts	151,481	1,341	3.54%	237,613	3,303	5.56%
Total interest-bearing deposits	196,202	1,525	3.11%	263,893	3,392	5.14%

Other borrowings	20,000	167	3.34%	19,348	347	7.17%
Notes payable	11,387	485	17.04%	—	—	—
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	229,089	2,230	3.89%	284,741	3,792	5.33%

Non-interest-bearing liabilities	2,959			2,513
Total liabilities	232,048			287,254

Equity	9,252			11,950
Total liabilities and equity	$241,300			$299,204

Net interest income		$2,215			$1,998
Net interest rate spread			4.05%			2.95%
Net interest margin			3.96%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities			97.78%			98.18%

(1) Included in loans receivable are non-accrual loans of $6.9 million and $15.9 million respectively.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the nine months ended September 30, 2002 and 2001.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
(Dollars in thousands)	(unaudited)			(unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost

Assets
Interest-earning assets:
Cash and cash equivalents	$4,793	$88	2.45%	$25,662	$945	4.92%
Federal funds sold	249	3	1.61%	459	15	4.36%
Investment securities	63,662	1,978	4.14%	24,608	1,062	5.75%
Participation contract	5,066	3,062	80.59%	—	—	—
Loans receivable(1)	156,752	9,538	8.11%	261,044	17,752	9.07%
Total interest-earning assets	230,522	14,669	8.48%	311,773	19,774	8.46%

Non-interest-earning assets	14,295			23,346
Total assets	$244,817			$335,119

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$39,671	$448	1.51%	$26,786	$301	1.50%
Certificate accounts	166,771	4,485	3.59%	267,412	12,161	6.06%
Total interest-bearing deposits	206,442	4,933	3.19%	294,198	12,462	5.65%

Other borrowings	14,980	368	3.28%	20,715	993	6.39%
Notes payable	10,723	1,366	16.99%	—	—	—
Subordinated debentures	1,500	157	13.96%	1,500	157	13.96%
Total interest-bearing liabilities	233,645	6,824	3.89%	316,413	13,612	5.74%

Non-interest-bearing liabilities	2,484			5,602
Total liabilities	236,129			322,015

Equity	8,688			13,104
Total liabilities and equity	$244,817			$335,119

Net interest income		$7,845			$6,162
Net interest rate spread			4.59%			2.72%
Net interest margin			4.54%			2.64%
Ratio of interest-earning assets to interest-bearing liabilities			98.66%			98.53%

(1) Included in loans receivable are non-accrual loans of $11.1 million and $18.8 million respectively.

Provision for Loan Losses:

Provision for credit losses was $788 thousand for the three months ended September 30, 2002, compared with $959 thousand for the same period a year earlier. For the nine months ended September 30, 2002, provision for credit losses totaled $979 thousand compared with $2.2 million for the same period a year earlier. During the most recent quarter, the Bank’s examiners adversely classified certain loans to either a Special Mention designation or a Substandard classification. Of the total provision of $788 thousand for the three months ended September 30, 2002, $500 thousand resulted, in part, from this change in classification.

Noninterest Income (loss)

Total noninterest income declined to $788 thousand for the three months ended September 30, 2002 compared with $981 thousand for the same period a year earlier. For the nine months ended September 30, 2002, total noninterest income declined to $1.5 million compared with $4.0 million for the same period a year earlier. The decline for the nine month period was the result of a decrease in loan servicing income and lower gains on sales of investments of $926 thousand and $535 thousand, respectively.

Noninterest Expense

Noninterest expenses were $2.1 million for the quarter ended September 30, 2002, compared to $3.8 million for the quarter ended September 30, 2001. The $1.7 million reduction was primarily the result of decreases in other expenses, compensation and benefits, and premises and occupancy of $1.1 million, $149 thousand, and $151 thousand, respectively. At September 30, 2002, the Company had 60 full-time equivalent employees compared to 78 at September 30, 2001.

Provision (Benefit) for Income Taxes

During the third quarter, the Company benefited from a reduction in its allowance for deferred taxes by $2.0 million and a refund of $327 thousand attributable to a change in the tax law related to the alternative minimum tax amount paid for the 1998 tax year. The Company allowance for deferred tax is $9.2 million at the end of the third quarter.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 34.02% and 16.61% for the quarters ended September 30, 2002 and 2001, respectively.

The Corporation’s first quarter cash flow was primarily recoveries on charged-off loans that the Corporation acquired when the 96-1 and 97-1 Securitizations were unwound plus cash from the issuance of the Senior Secured Note.  The Participation Contract was the primary source of funds in the second and third quarter which generated cash payments of approximately $643,000 and $1.6 million respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows (used in) provided by operating activities was $2.1 million for the nine months ended September 30, 2002, compared to ($1.2) million for the nine months ended September 30, 2001.  Net cash provided by investing activities was $4.5 million and $136.4 million for the nine months ended September 30, 2002 and 2001, respectively.  Net cash used in investing activities during the nine months ended September 30, 2002 was primarily a result of the purchase of securities of $181.0 million, offset by proceeds from sale and principal payments on loans held for investment of $90.6 million, and proceeds from sale or maturity of securities of $130.9 million. Proceeds from sale and principal collections on loans of $123.1 million and proceeds from sale or maturity of securities of $59.8 million were the primary components of cash provided by investing activities for the nine months ended September 30, 2001. Net cash used in financing activities was ($6.8) million and ($134.4) million for the nine months ended September 30, 2002 and 2001, respectively.  Net cash used in financing activities for the nine months ended September 30, 2002 included a decrease in deposit accounts of $38.8 million offset by FHLB advances and notes payable of $32.0 million.  Net cash used in financing activities for the nine months ended September 30, 2001 was a decrease in deposits of $87.3 million and repayment of borrowings and FHLB advances of $47.1 million.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2002, cash totaled $7.7 million and short-term investments totaled $38.4 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of Federal Home Loan Bank (FHLB) advances.

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

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on ending assets at September 30, 2002 and the related OTS requirements to be adequately capitalized and well capitalized.  As of September 30, 2002, the Bank met the capital ratios required to be considered well capitalized.

As of September 30, 2002, the Bank had outstanding commitments to originate or purchase mortgage loans of $3.9 million compared to $9.4 million as of December 31, 2001.  Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2002 compared to the period ended December 31, 2001 as discussed in the notes to the audited consolidated financial statements of LIFE Financial Corporation for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  There has not been a significant change in the Company’s interest rate risk during the nine months ending September 30, 2002.

Item 4.    Subsequent Events

On October 8, 2002, the Company’s Board of Directors approved a $500,000 capital contribution to the Bank.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material legal proceeding developments during the three-month period ended September 30, 2002.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On August 29, 2002, John Shindler was promoted to Chief Financial Officer of the Company and the Bank by their respective Board of Directors.  Mr. Shindler had been serving in the capacity of Interim Chief Financial Officer since July 3, 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 12, 2002	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 12, 2002		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Pacific Premier Bancorp, Inc.,

Quarterly Report on Form 10Q

for the Quarter ended September 30, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven R. Gardner, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Pacific Premier Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer

Pacific Premier Bancorp, Inc.,

Quarterly Report on Form 10Q

for the Quarter ended September 30, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Shindler, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Pacific Premier Bancorp, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ John Shindler
John Shindler
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002