Form 10-K
period 2002-12-31
PACIFIC PREMIER BANCORP INC
filed 2003-03-31
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002—Commission File No.: 0-22193

Pacific Premier Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0743196 (I.R.S. Employer Identification No)

1600 Sunflower Ave. 2nd Floor, Costa Mesa, California 92626
(714) 431-4000

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes    ☐    No☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $6,480,000 and is based upon the last sales price as quoted on The NASDAQ Stock Market for March 14, 2003.

        As of March 14, 2003, the Registrant had 1,333,572 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1. BUSINESS

General

Pacific Premier Bancorp, Inc.

        Pacific Premier Bancorp, Inc., (formerly LIFE Financial Corporation), (the "Corporation"), a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of Pacific Premier Bank (the "Bank"), the Corporation's principal operating subsidiary. Additionally, the Corporation owns 100% of the capital stock of Pacific Premier Insurance Services, doing business as Pacific Premier Investment Services, (the "Insurance Subsidiary"). The primary business of Pacific Premier Bancorp, Inc., and its subsidiaries (the "Company") is community banking and real estate lending.

Pacific Premier Bank

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

        The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank currently operates three full-service branches located in our market area of San Bernardino and Orange Counties, California. The Bank closed its Riverside and Redlands depository branches on June 6, 2002 and June 21, 2002 respectively, and the accounts of both branches were consolidated into the nearby San Bernardino branch. The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit. The Bank funds it's lending and investment activities primarily with deposits obtained through its branches and advances from the FHLB of San Francisco. In 2002, the Bank's lending activity was focused on originating multi-family residential real estate loans, commercial real estate loans and residential construction loans principally in Southern California. For further information, see "Lending Activities."

        The Company's principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio. Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers. At December 31, 2002, the Bank had total assets of $238.3 million, total deposits of $191.2 million, net loans of $158.2 million, and total stockholders equity of $16.5 million.

Company Website

        Our internet website address is www.pacificpremierbank.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 1998 to present, are available free of charge on our internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).

Recent Developments

        On January 10, 2002, the Corporation received stockholder approval of the Note and Warrant Purchase Agreement. See "Significant Developments" below. The Closing occurred on January 17, 2002 (the "Closing"), wherein the Corporation received the net proceeds from the Note and utilized those proceeds as follows: (i) the Corporation purchased the Participation Contract from the Bank for its book value of $4.4 million; (ii) the Corporation paid $3.2 million to the Bank for taxes due the Bank; (iii) the Corporation made a capital infusion to the Bank of $3.7 million; and (iv) the Corporation paid transaction costs incurred in connection with the private placement of the Note.

        On January 17, 2002, simultaneously with the closing of the transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corporation that it had terminated the Order to Cease and Desist issued on September 25, 2000. Furthermore, the OTS notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, and that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, that it had terminated the Supervisory Agreement issued on September 25, 2000. See "Significant Developments", below.

        On August 27, 2002, the Corporation changed its name from Life Financial Corporation to Pacific Premier Bancorp, Inc. and changed the name of the Bank from Life Bank to Pacific Premier Bank. Simultaneously with the name change, the Company relocated its corporate headquarters from Riverside, California to Costa Mesa, California.

Significant Developments

        Change in Business Strategy—Beginning in 2002, management implemented a new lending strategy. The new strategy is focused on originating loans secured by multi-family (five units and more) and commercial real estate properties in Southern California, as well as a continuance of the Bank's prior construction lending activities. Prior to 2000, the principal business of the Bank was to originate and purchase sub-prime mortgage loans for sale in the secondary market. These sub-prime loans were secured by first liens on one-to-four family homes. Additionally the Bank originated high loan to value debt consolidation or home improvement loans secured by junior liens on one-to-four family homes. At origination or purchase, mortgage loans were designated as held for sale or held for investment. The Bank sold its loans held for sale either through whole loan sales or loan securitizations with servicing retained or servicing released. In 2000, the Bank ceased originating and purchasing loans for sale in the secondary market in order to focus on its traditional banking operations. In 2001, the Bank sold the substantial majority of its servicing rights on loans. During 2001 the Bank originated and purchased a small amount of prime quality one-to-four family first residential loans. See "Lending Activities, below."

        Issuance of Senior Secured Note and Warrants—On January 17, 2002 the Corporation issued a $12,000,000 Senior Secured Note (the "Note") and warrants to purchase 1,166,400 shares of the Corporation's Common Stock issuable at an exercise price of $.75 per share (the "Warrant"), which shares would constitute 47% of the issued and outstanding Common Stock of the Corporation if exercised (the "Warrant"). The Note is due in 2007 with an initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The interest is payable on a quarterly basis. The stock of the Bank and the Participation Contract were pledged as collateral against the Note. See "Senior Notes," below and "Regulation—Prompt Corrective Action Regulations," below.

        Participation Contract—On December 31, 1999 the Bank sold its residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration in the form of a participation contract. The Participation Contract is a contractual right from the purchaser of the Bank's residual mortgage-backed securities for the Company to receive 50% of any cash realized after the purchaser recaptures its initial cash investment of $8.1 million, a 15% internal rate of return and $200,000 in servicing fees from transaction. During the second quarter of 2002 the Company started to receive cash payments under the Participation Contract. The Company intends to use future payments received from the Participation Contract to meet its debt service obligations under the Note. In January 2002 the Corporation purchased the Participation Contract from the Bank at the Bank's carrying value. The Corporation has pledged the Participation Contract as collateral for the Note issued in January 2002. See Item 8—"Note 1, Notes to Consolidated Financial Statements" included elsewhere herein and "Risk Factors—The Company will require additional resources to repay the Senior Secured Notes," and "Investment Activities," below.

        Regulatory Matters—On September 25, 2000 the Company consented to the issuance of an Order to Cease and Desist by OTS, which required that the Company, among other things, contribute $5.2 million to the capital of the Bank no later than December 31, 2000, subject to extension by the OTS. Also on September 25, 2000 the Bank entered into a Supervisory Agreement with the OTS that required the Bank, among other things, to achieve certain regulatory capital ratios. In March 2001 the OTS issued a Prompt Corrective Action Directive requiring the Bank, among other things, to raise sufficient capital through securities issuance to achieve specifically designated capital ratios or, as an alternative, to recapitalize by merging or being acquired prior to September 30, 2001. In October 2001 the Bank was notified that it was "significantly undercapitalized" and on October 25, 2001 the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the "Marketing Agreement"). On January 17, 2002 the Corporation closed a transaction with New Life Holdings, LLC to issue $12 million in notes and warrants to purchase 1,116,400 shares of the Corporations' Common Stock. Simultaneously with the closing of this transaction and disbursement of the funds by the Corporation to the Bank, all of the foregoing regulatory orders and agreements were terminated. At the request of the OTS, in the fourth quarter of 2002, the Bank was required to develop, submit and implement a Compliance Plan to address safety and soundness issues, related to the Bank's Asset Quality, Iternal Audit function and earnings. See "Regulation—Prompt Corrective Action Regulations" and Item 8—"Note 2, Notes to Consolidated Financial Statements" included elsewhere herein.

        Subordinated Debentures—In March 1997 the Company issued an aggregate principal amount of $10 million in subordinated debentures (the "Debentures") which mature on March 15, 2004 and bear interest at the rate of 13.5% per annum, payable semi-annually. In September 1998, holders of $8.5 million in Debentures exercised their option to have the Company repurchase their Debentures as of December 1998. Accordingly, an aggregate of $1.5 million in principal amount of the Debentures remain outstanding and mature on March 15, 2004. See Item 8—"Note 10, Notes to Consolidated Audited Financial Statements" contained elsewhere herein.

Lending Activities

        Historically, the Bank's principal business was originating and purchasing sub-prime loans secured by first liens on one-to-four family homes and high loan to value debt consolidation or home improvement loans secured by junior liens on one-to-four family homes. Loans originated and purchased were then sold through whole loan sales or loan securitization. Loans were originated and purchased through offices located in the states of California, Colorado, Florida and Massachusetts, which were closed in late 1999 and early 2000.

        Sub-prime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. The Bank's primary determinate in identifying sub-prime loans from "A" or prime credit quality loans had been based solely on the borrower's credit rating known as a Fair, Isaac & Company ("FICO") credit score. All loans to borrowers who possess a FICO credit score of 619 or less had been considered sub-prime. During 2002 the Bank hired an Internal Asset Review Manager to oversee the Bank's Internal Asset Review ("IAR") function. During the fourth quarter of 2002, the IAR Manager conducted an analysis of the Bank's one-to-four unit residential loan portfolio related to historic delinquency migration of delinquent loans to Real Estate Owned ("REO") and loss rates on loans on a state by state basis. The conclusion of the analysis was that certain loans with FICO scores as high as 660 should be designated sub-prime, namely loans in certain states in the southeast and central portion of the United States and certain loans with FICO credit scores of 600 and less should be designated as sub-prime, namely those loans in certain western states. Based on the conclusion of the analysis the Bank had approximately $10.5 million of sub-prime loans at December 31, 2002.

        High loan-to-value loans are secured by junior liens, wherein the Bank is not the holder of the senior or first lien, generally to borrowers with non sub-prime credit histories and for the purpose of either debt consolidation or home improvement. In late 1998, the Bank ceased originating high loan-to-value loans due to a change in the regulatory treatment of such loans, together with a change in the secondary market for such loans. On September 31, 2000, the Bank ceased originating and purchasing sub-prime loans due to concerns over the costs of originating, servicing and owning such loans as well as the overall higher delinquency, default and loss rates of these loans.

        During 2001, the Bank originated and purchased a small amount of "A" or prime quality one-to-four family first lien residential loans. Additionally, the Bank continued to originate and service residential construction loans. Beginning in 2002 and corresponding with the Company's recapitalization, management implemented a new lending strategy to augment its residential construction lending activities. The new strategy is focused on originating loans secured by multi-family and commercial real estate properties ("income property") in Southern California. Concurrently with the implementation of this new lending direction the Bank ceased originating one-to-four family residential loans. Management believes that the origination of income property loans provides higher risk-adjusted rates of return, than the lower yielding one-to-four family lending previously engaged in by the Bank. Loans funded during 2002 were held in the Bank's portfolio and totaled $79.3 million. At December 31, 2002, the Company's gross loans outstanding totaled $163.1 million.

        The Bank's strategy in sourcing new loans involves hiring account managers who rely on a network of loan brokers operating throughout Southern California for sources of loan applications. The account manager operates primarily in the Bank's corporate offices. Management believes that this loan origination strategy is a more cost-effective method of originating loans, and will afford the Bank greater access to potential loan transactions and a consistent source of loan funding volume. Management believes that the Bank's highly focused lending strategy, timely decision making process, competitive pricing, and flexibility in structuring transactions provide an incentive for brokers to do business with the Bank.

        The interest rates charged on income property and residential construction loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management expertise, whether the loan has a fixed or a variable rate, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain income property loan agreements will include prepayment penalties. Most loans secured by multi-family, commercial or residential construction properties are subject to an adjustment of their interest rate based on one of several interest rate indices. All loans originated by the Bank in 2002 were adjustable rate loans and have minimum interest rates ("floor rates") at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

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

        The Bank mitigates these risks by performing a thorough analysis of the cost estimates and actively monitoring the project during each phase of construction. Additional underwriting factors considered when assessing residential construction loans are the builders'/developers' previous experience of timely building, marketing and selling similar properties as that proposed in the potential loan transaction. The Bank utilizes third party experts to review and report on the reasonableness and completeness of the builder's/developer's budget, specifications and plans in assessing each residential construction loan request. The Bank also utilizes third party experts to inspect, monitor and provide written estimates of percentage completion and materials delivered to the property. Bank personnel review the reports in determining the amount and level of disbursement of construction loan proceeds to ensure the amount of disbursed proceeds is consistent with the project progress. The policies also emphasize geographic and product diversification within Southern California.

        The Bank will not make loans-to-one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2002, the Bank's loans-to-one borrower limit equaled $2.7 million. See "Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower."

        Underwriting and Approval Authority.    The Board of Directors establishes the basic lending policies of the Bank. Each loan must meet minimum underwriting criteria established in the Bank's lending policies and must fit within the Bank's overall strategies for yield and portfolio concentrations. The underwriting and quality control functions are managed through the Bank's corporate offices. The underwriting standards for loans secured by income producing real estate properties consider the borrower's financial resources, credit worthiness, ability to repay the requested loan amount, the level, quality and stability of cash flow from the underlying collateral, property management experience of similar properties and the loan-to-value ratio.

        Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal conducted by a licensed appraiser is required on every property securing a loan and, an internal review appraisal is conducted on every loan by the Bank's appraisal department. The Board of Directors of the Bank reviews and approves annually the independent appraisers list used by the Bank and the Bank's appraisal policy. On all multi-family residential and commercial real estate loans, the responsible account manager reviews the property's operating statements and physical condition of the property. On transactions involving a loan over $1.0 million, the property is inspected by either the Chief Credit Officer, the Chief Operating Officer, the Chief Appraiser or an agent designated by the Bank. Our underwriter's credit memorandum includes a description of the prospective borrower and any guarantors, the collateral, and the proposed uses of loan proceeds, as well as an analysis of the borrower's financial statements and the property operating history. Each application is evaluated from a number of underwriting perspectives, including property appraised value, level of debt service coverage, use and condition, as well as borrower liquidity, net worth, credit history and operating experience. Our loans are originated on both a nonrecourse and full recourse basis and we generally seek to obtain personal guarantees from the principals of borrowers, which are single asset or limited liability entities (such as partnerships, limited liability companies, corporations or trusts).

        Variable rate loans must generally satisfy an interest rate sensitivity test in order for the loan origination or purchase to be approved; that is, the current stabilized income of the property securing the loan must be adequate to achieve a minimum debt service coverage ratio (the ratio of net earnings on a property to debt service) based on a higher qualifying interest rate than the actual interest rate charged and an increase by 100 basis points above the qualifying interest rate. Following loan approval and prior to funding, the Bank's underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly authorized exceptions), and that all required documentation is present and in proper form.

        Subject to the above standards, the Board of Directors of the Bank delegates authority and responsibility for loan approvals to management up to $1.0 million. Loan amounts up to $1.0 million require the approval of at least two members of the Management Loan Committee consisting of the President, Chief Credit Officer and Director of Retail Branch Banking. All loans in excess of $1.0 million, including total aggregate borrowings in excess of $1.0 million, require a majority approval of the Board's Credit Committee, which is comprised of four directors one of which being the Bank's President.

        Multi-family Residential Lending.    The Bank originates and purchases loans secured by multi-family residential properties (five units and greater). Pursuant to the Bank's underwriting policies, multi-family residential purchase money loans may be made in an amount up to the lesser of 80% of the appraised value or the purchase price of the underlying property, whichever is less. Loans to refinance multi-family properties may be made up to 75% of the appraised value of the underlying property. In addition, the Bank requires a stabilized minimum debt service coverage ratio of 1.15, based on the qualifying loan interest rate. Loans are generally made for terms up to 30 years with amortization periods up to 30 years. As of December 31, 2002, the Bank had $62.5 million of multi-family real estate secured loans, constituting 38.3% of the Bank's loan portfolio at that date.

        Commercial Real Estate Lending.    The Bank originates and purchases loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed-use commercial properties. The Bank will also, from time to time, make a loan secured by a special purpose property such as an auto wash center or motel. Pursuant to the Bank's underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value or the purchase price of the underlying property, whichever is less. The Bank considers the net operating income of the property and requires a debt service coverage ratio of at least 1.20, based on a qualifying interest rate. Loans are generally made for terms up to ten years with amortization periods up to 25 years. As of December 31, 2002, the Bank had $23.1 million of commercial real estate secured loans, constituting 14.1% of the Bank's loan portfolio at that date.

        Construction and Rehabilitation Lending.    The Bank originates construction and rehabilitation loans for one-to-four single-family homes and small single family tracts of homes, generally consisting of in-fill projects of 10 homes or fewer. Those projects built on a speculative basis are conducted by small, local builders who have demonstrated by past performance the ability to construct and effectively market the completed product within the approved budget and where management is comfortable with the underlying collateral and economic conditions. These loans are generally adjustable rate with maturities of 18 months or less. The Bank's policies provide that construction loans may be made in amounts up to 75% of the appraised value of the completed property. All construction loans are priced on a variable rate, which is adjusted daily with a spread over Wall Street Journal Prime. The Company generally requires that the borrower maintain a minimum 15% cash equity position in the project. Presently, the Bank lends construction funds only in Southern California. As of December 31, 2002, the Bank had $8.4 million of construction loans (less undisbursed loan funds of $2.4 million), constituting 5.1% of the Bank's loan portfolio at that date.

        Loan Servicing.    Loan servicing is centralized at the Bank's corporate headquarters. The Bank's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation. Following the funding of an approved loan, the data is entered into the Bank's data processing system, which provides monthly billing statements, tracks payment performance, and affects agreed upon interest rate adjustments. The loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties. When payments are not received by their contractual due date, collection efforts begin by the Bank's Loss Mitigation personnel. Accounts delinquent more than 15 days are reviewed by the Bank's Loss Mitigation Manager and are assigned to collectors to begin the process of collections. The Bank's collectors begin by contacting the borrower telephonically and progress to sending a notice of intention to foreclose within 30 days of delinquency and will initiate foreclosure 30 days thereafter if the delinquent payments are not received in full. The Loss Mitigation Manager conducts an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral. The evaluation may result in the Bank establishing a specific allowance for that loan or charging off the entire loan, however, continuing with collection efforts—see Allowance for Loan Losses. In addition to servicing loans owned by the Bank, the Bank is servicing $7.2 million of loans it sold to other investors. The Bank receives a servicing fee for performing these services for others. The Bank does not expect to increase the level of loans serviced for others in the foreseeable future, other than the participation loan on multifamily.

        Loan Portfolio Composition.    In 1994, the Bank shifted its lending strategy away from originating traditional one-to-four family home loans. The Bank focused on mortgage banking nationwide, consisting of originating, purchasing and selling residential mortgage loans to borrowers with sub-prime credit and high loan-to-value consumer loans. In late 1998, the Bank ceased originating high loan-to-value loans due to a change in the regulatory treatment of such loans, together with a change in the secondary markets for such loans. On September 31, 2000, the Bank ceased originating and purchasing sub-prime loan products due to concerns over the costs of originating, servicing and owning such loans as well as the overall higher delinquency and default rates of these loans. Beginning in 2002, the Bank commenced lending operations focused on high credit quality multi-family and commercial real estate secured lending. During the year the Bank originated and purchased a total of $75.5 million of multi-family and commercial real estate loans. The Bank's portfolio of multi-family and commercial real estate secured loans at December 31, 2002 totaled $85.6 million.

        A portion of the Bank's one-to-four family loan portfolio consists of loans secured by first liens on real estate to sub-prime credit borrowers. At December 31, 2002, $10.5 million of one-to-four family, loans are considered to be sub-prime. A portion of the Bank's one-to-four family loan portfolio consists of loans secured by junior liens on real estate and are considered high loan-to-value loans. At December 31, 2002, $28,000 of one-to-four family, junior lien loans possess loan-to-values greater than 125% of the appraised value of the property, $9.3 million of one-to-four family, junior lien loans possess loan-to-values between 100% and 125% of the appraised value of the property and $1.5 million of one-to-four family, junior lien loans possess loan-to-values between 90% and 100% of the appraised value of the property.

        At December 31, 2002, the Bank's gross loans outstanding held for investment totaled $161.0 million and loans held for sale totaled $2.1 million. The types of loans that the Bank may originate are subject to federal law, state law, and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

        The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	At December 31,
	2002		2001		2000		1999		1998
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Real estate (1)
Residential:
One-to-four family	$68,822	42.20%	$166,372	85.26%	$270,754	80.76%	$381,932	83.29%	$294,033	87.11%
Multi-family	62,511	38.33%	7,522	3.85%	8,609	2.57%	9,851	2.15%	17,380	5.15%
Commercial	23,050	14.13%	6,460	3.31%	9,092	2.71%	11,860	2.59%	14,225	4.21%
Construction and Land	8,387	5.14%	14,162	7.26%	45,657	13.62%	52,175	11.38%	8,571	2.54%
Other Loans	327	0.20%	629	0.32%	1,154	0.34%	2,738	0.59%	3,345	0.99%

Total gross loans	163,097	100.00%	195,145	100.00%	335,266	100.00%	458,556	100.00%	337,554	100.00%

Less (plus):
Undisbursed loan funds	2,372		3,990		15,018		25,885		6,399
Deferred loan origination (costs), Fees and (premiums) and discounts	(340)		(385)		(1,860)		(4,406)		(5,946)
Allowance for loan losses	2,835		4,364		5,384		2,749		2,777

Loans Receivable, net	$158,230		$187,176		$316,724		$434,328		$334,324

(1)
Includes second trust deeds.

        Loan Maturity.    The following table shows the contractual maturity of the Bank's gross loans at December 31, 2002. The table does not reflect prepayment assumptions.

	At December 31, 2002
	One-to-Four Family	Multi Family	Commercial	Construction	Other Loans	Total Loans Receivable
	(dollars in thousands)
Amounts due:
One year or less	$141	$319	$936	$7,737	$272	$9,405
More than one year to three years	—	1,643	6,325	—	12	7,980
More than three years to five years	52	77	4,510	—	—	4,639
More than five years to 10 years	7,240	1,962	8,988	650	—	18,840
More than 10 years to 20 years	16,262	11,464	1,658	—	35	29,419
More than 20 years	45,127	47,046	633	—	8	92,814

Total amount due	68,822	62,511	23,050	8,387	327	163,097

Less (plus):
Undisbursed loan funds	—	—	—	2,372	—	2,372
Deferred loan origination fees (costs) and discounts	(697)	(249)	(92)	23	1	(1,014)
Lower of Cost or Market	626	—	—	—	47	673
Allowance for loan losses	2,290	316	121	92	16	2,835

Total loans, net	66,602	62,444	23,021	5,900	263	158,230

Loans held for sale, net	1,866	—	—	—	—	1,866

Loans held for investment, net	$64,737	$62,444	$23,021	$5,900	$263	$156,365

        The following table sets forth at December 31, 2002, the dollar amount of gross loans receivable contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2003 At December 31, 2002
	Fixed	Adjustable	Total
	(dollars in thousands)
Real estate loans
Residential
One-to-four family	$33,895	$34,785	$68,680
Multi-family	3,837	58,356	$62,193
Commercial	5,944	16,171	$22,115
Construction	—	650	$650
Other loans	47	8	$55

Total gross loans receivable	$43,723	$109,970	$153,693

        The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Gross loans (1)
Beginning balance	$195,145	$335,266	$458,556
Loans originated:
One to four family (2)	—	7,117	171,692
Multi-family	42,727	—	—
Commercial and land	2,933	30	—
Construction loans	3,644	5,211	27,325
Other loans	—	—	10,088

Total loans originated	49,304	12,358	209,105

Loans purchased	29,983	11,502	260,410

Sub total—Production	79,287	23,860	469,515

Total	274,432	359,126	928,071

Less:
Principal repayments	69,649	119,803	100,115
Sales of loans	33,796	29,518	490,173
Charge-offs	2,663	4,333	275
Transfer to REO	5,227	10,327	2,242

Total Gross loans	163,097	195,145	335,266

Ending balance loans held for sale (gross)	2,072	5,418	—

Ending balance loans held for investment (gross)	$161,025	$189,727	$335,266

(1)
Gross loans includes loans held for investment and loans held for sale.

(2)
Includes second trust deeds.

        Delinquencies and Classified Assets.    Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets. The Bank's IAR Manager has responsibility for identifying and reporting problem assets to the Bank's Internal Asset Review Committee ("IARC"), which operates pursuant to the Board-approved IAR policy. The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently designates or classifies problem and potential problem assets as "Special Mention", "Substandard" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. All REO acquired from foreclosure is classified as "Substandard." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

        When the Bank classifies an asset, or portions thereof, as Substandard under current OTS policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

        The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the OTS, which can order the establishment of additional general or specific loss allowances or a change in a classification. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

        The Bank's IARC reviews the IAR Manager's recommendations for classifying the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the Board-approved Allowance for Loan Losses policy. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2002:

	At December 31, 2002
	Total Substandard Assets		REO		Total Substandard Assets and REO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$5,844	103	$2,427	32	$8,271	135
Multi-family	—	—	—	—	—	—
Commercial	45	1	—	—	45	1
Construction	—	—	—	—	—	—
Other loans	2	2	—	—	2	2
Specific Allowance	(644)	—	0	0	(644)	0

Total Substandard Assets	$5,247	106	$2,427	32	$7,674	138

        At December 31, 2002 the Bank had $7.1 million of Special Mention assets, $7.7 million Substandard assets, and $735,000 assets classified as Loss that are offset by a specific allowance of the same amount. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or Pass.

        Impaired Assets.    The following table sets forth information regarding impaired assets, troubled-debt restructurings and REO in the Bank's loan portfolio. Included in impaired assets are $669,000 and $886,000 of foreclosures in process less than 90 days past due at December 31, 2002 and 2001, respectively. At December 31, 2002, there were no troubled-debt restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") 15, and 32 REO properties for $2.4 million. The Bank's current policy is to cease accruing interest on loans 90 days or more past due. For the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $708,000, $955,000, $1,300,000, $384,000, and $789,000, none of which was recognized. For the same periods, there was no interest income recognized on troubled debt restructurings.

	At December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Impaired loans
One-to-four family	$5,844	$11,379	$24,764	$3,793	$7,134
Multi-family	—	66	67	198	—
Commercial	45	45	—	—	131
Construction	—	2,530	2,184	—	—
Other loans	2	24	55	27	279
Specific Allowance	(644)	(1,324)	(386)	—	(135)

Total impaired loans, net	5,247	12,720	26,684	4,018	7,409

REO (1)	2,427	4,172	1,683	2,214	1,898

Total impaired assets, net	$7,674	$16,892	$28,367	$6,232	$9,307

Restructured loans	$—	$—	$19	$—	$131
Allowance for loan losses as a percent of gross loans receivable (2)	1.74%	2.24%	1.61%	0.60%	0.82%
Allowance for loan losses as a percent of total impaired loans, gross	48.12%	31.07%	19.89%	68.43%	37.48%
Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	3.22%	6.52%	7.96%	0.88%	2.19%
Impaired assets, net of specific allowances, as a percent of total assets (3)	3.22%	6.93%	6.84%	1.14%	2.17%

(1)
REO balances are shown net of related loss allowances.

(2)
Gross loans include loans receivable held for investment and held for sale.

(3)
Impaired assets consist of impaired loans and REO.

        The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated (dollars in thousands):

	60-89 Days		90 Days or More
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
At December 31, 2002
One-to-four family	15	$927	89	$5,203
Multi-family	—	—	—	—
Construction	—	—	—	—
Other loans	2	2	2	2

Total	17	$929	91	$5,205

Delinquent loans to total gross loans		0.58%		3.24%

At December 31, 2001
One-to-four family	22	$1,189	145	$12,687
Multi-family	1	66	—	—
Construction	—	—	3	2,530
Other loans	7	15	10	23

Total	30	$1,270	158	$15,240

Delinquent loans to total gross loans		0.65%		7.81%

At December 31, 2000
One-to-four family	51	$3,399	271	$20,310
Multi-family	—	—	1	67
Construction	—	—	2	2,184
Other loans	21	70	19	79

Total	72	$3,469	293	$22,640

Delinquent loans to total gross loans		1.03%		6.75%

At December 31, 1999
One-to-four family	44	$2,388	49	$2,462
Multi-family	—	—	1	198
Construction	—	—	—	—
Other loans	26	84	7	27

Total	70	$2,472	57	$2,687

Delinquent loans to total gross loans		0.54%		0.59%

At December 31, 1998
One-to-four family	6	$326	68	$7,134
Multi-family	—	—	—	—
Construction	—	—	—	—
Other loans	36	160	62	410

Total	42	$486	130	$7,544

Delinquent loans to total gross loans		0.14%		2.23%

        Allowance for Loan Losses.    The Bank maintains an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in the loan portfolios. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

        The formula allowance is calculated by applying loss factors to all loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis. In determining the loss factors the IAR Manager conducts quarterly loss migration analysis of the Bank's loan portfolio over at least the previous four quarters to determine the percentage of loans migrating from a particular classification category through to a realized loss. The migration analysis and estimation of loss factors is performed on the Bank's loan portfolio and stratified based on geographic location of the collateral and individual loan types. The IAR Manager will also conduct peer analysis by reviewing the Allowance for Loan Losses data of other financial institution's as it becomes available in estimating the Bank's loss factors.

        Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Furthermore, on all one-to-four family loans secured by first and second deeds of trust that are 90 days or more past due, a market evaluation is completed and a specific allowance is determined based on the valuation of the collateral underlying the loan. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Beginning in the fourth quarter of 2002 the Bank revised its procedures related to the market valuation of secured loans and the establishment of specific allowances. The revised methodology takes into consideration the analysis completed by the Bank's newly hired IAR Manager related to the Bank's historic loss experience and the location of the collateral. The revised evaluation methodology was performed on all loans 90 days or more past due and will be substantially completed by March 31, 2003. The revised evaluations are expected to result in the allocation of approximately $186,000 of specific allowances and $571,000 of charge-offs recorded in the quarter ending March 31, 2003. The Bank's Loss Mitigation department continues to pursue all possible avenues of collections on charge-off loans.

        The IARC meets monthly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses based on the recommendation of the IAR Manager and the analysis performed. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

        As of December 31, 2002, the Bank's allowance for loan losses, that includes both general and specific reserves, was $2.8 million or 1.74% of total gross loans, and 48.12% of impaired loans compared to an allowance for loan losses of $4.4 million at December 31, 2001 or 2.24% of gross loans and 31.07% of impaired loans. The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table (dollars in thousands):

	At or for the Year Ended December 31,
	2002	2001	2000	1999	1998
Balance at beginning of period	$4,364	$5,384	$2,749	$2,777	$2,573
Provision for loan losses	1,133	3,313	2,910	5,382	4,166
Charge-offs:
One-to-four family	1,908	3,829	273	3,163	1,023
Other loans	1,206	847	134	2,677	3,048

Total charge-offs	3,114	4,676	407	5,840	4,071

Recoveries	452	343	132	430	109

Balance at end of period	$2,835	$4,364	$5,384	$2,749	$2,777

Average net loans outstanding	$152,738	$245,629	$417,498	$411,189	$329,699
Net charge-offs to average net loans	1.74%	1.76%	0.07%	1.32%	1.20%

        The following table sets forth the amount of the Bank's allowance for loan losses, the percent of allowance for loan losses to total allowance and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated (dollars in thousands):

	2002			2001			2000
	Amount	% of Allowance to Total	% of Gross Loans to Total	Amount	% of Allowance to Total	% of Gross Loans to Total	Amount	% of Allowance to Total	% of Gross Loans to Total
One-to-four family	$2,290	80.77%	42.20%	$3,611	82.75%	85.26%	$4,597	85.39%	80.76%
Multi-family	316	11.15%	38.33%	44	1.01%	3.85%	53	0.98%	2.57%
Commercial	121	4.27%	14.13%	39	0.89%	3.31%	68	1.26%	2.71%
Construction and land	92	3.25%	5.14%	618	14.16%	7.26%	617	11.46%	13.62%
Other	16	0.56%	0.20%	52	1.19%	0.32%	49	0.91%	0.34%

Total allowance for Loan Losses	$2,835	100.00%	100.00%	$4,364	100.00%	100.00%	$5,384	100.00%	100.00%

	1999			1998
	Amount	% of Allowance to Total	% of Gross Loans to Total	Amount	% of Allowance to Total	% of Gross Loans to Total
One-to-four family	$2,582	93.93%	83.29%	$1,984	71.45%	87.11%
Multi-family	64	2.33%	2.15%	68	2.45%	5.15%
Commercial	6	0.22%	2.59%	250	9.00%	4.21%
Construction and land	26	0.95%	11.38%	60	2.16%	2.54%
Other	71	2.57%	0.59%	415	14.94%	0.99%

Total allowance for Loan Losses	$2,749	100.00%	100.00%	$2,777	100.00%	100.00%

        The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table (dollars in thousands):

	2002		2001		2000
	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Formula Allowance	$2,015	71.07%	$2,976	68.19%	$4,998	92.83%
Specific Allowance	735	25.93%	1,388	31.81%	386	7.17%
Unallocated Allowance	85	3.00%	—	0.00%	—	0.00%

Total	$2,835	100.00%	$4,364	100.00%	$5,384	100.00%

	1999		1998
	Amount	% of Allowance to Total	Amount	% of Allowance to Total
Formula Allowance	$2,749	100.00%	$2,777	100.00%
Specific Allowance	—	0.00%	—	0.00%
Unallocated Allowance

Total	$2,749	100.00%	$2,777	100.00%

        Real Estate Owned.    At December 31, 2002, the Bank had 32 REO properties with a book value of $2.4 million. Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Bank to obtain an appraisal and /or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties' condition. If the carrying value of a property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

Investment Activities

        Federally chartered savings institutions, such as the Bank, have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Item 1—Regulation—Federal Savings Institution Regulation—Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily liquidity needs.

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

        At December 31, 2002, the Bank had $30.0 million in its mortgage-backed securities portfolio, all of which were insured or guaranteed by the GNMA, the FHLMC, or the Veteran's Administration and are available for sale. In addition, the Bank owned $19.7 million of the AMF Adjustable Rate

Mortgage (ARM) Fund and $6.5 million of the AMF Intermediate Fund. The ARM Fund invests in Agency adjustable rate mortgages ("Arms"), fixed and floating rate collateralized mortgage obligations ("CMO's") and investment grade Corporate Debt instruments. The Intermediate Fund invests in mortgage-backed securities, U.S. Government Notes and Agency Debentures. The Bank may increase or decrease its investment in mortgage-backed securities and mutual funds in the future depending on its liquidity needs and market opportunities. Investments in mortgage-backed securities and mutual funds which hold mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

        The following table sets forth certain information regarding the carrying and fair values of the Bank's securities at the dates indicated:

	2002		2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$30,039	$30,039	$8,584	$8,584	$39,455	$39,455
Mutual Funds	26,264	26,264	22,963	22,963	—	—
Other securities (FHLB Stock)	1,940	1,940	3,112	3,112	2,915	2,915
Participation Contract	—	—	4,428	4,428	4,428	4,428

Total securities & Participation Contract available for sale	58,243	58,243	39,087	39,087	46,798	46,798

Held to maturity:
US Treasury and other agency securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—
Participation Contract	4,869	7,025	—	—	—	—
Other securities (FHLB Stock)	—	—	—	—	—	—

Total securities & Participation Contract held to maturity	4,869	7,025	—	—	—	—

Total securities and Participation Contract	$63,112	$65,268	$39,087	$39,087	$46,798	$46,798

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

        The Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999 unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Company estimated the obligation under the credit guaranty at $4.3 million and it was included in other liabilities. During 2000, the $14.6 million of sub-performing loans were sold to a third party for a net loss of $3.9 million, $2.6 million of which was paid to the purchaser under the credit guaranty and applied to reduce the Hurdle Amount to $5.7 million for cash distributions on the Participation Contract. The remaining balance of the credit guaranty of $356,000 was recognized as income during the year 2000.

        The Participation Contract was sold to the Corporation in January 2002. It is recorded on the Corporation's financial statements at December 31, 2002 at $4.9 million. The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved. Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. The Corporation began receiving cash from the Participation Contract during the second quarter of 2002. Based on the Corporation's analysis of the expected performance of the underlying loans, the total cash to the Corporation is expected to be approximately $13.7 million over the next 6 years. However, the actual performance of the residual assets and cash realized by the Corporation could vary significantly from the Corporation's projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses and the rate of prepayment speeds estimated for the loans underlying the residual assets. The Corporation commenced accreting the discount (recognizing interest income) and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract. The Corporation recorded discount accretion or the recognition of interest income of $3.8 million for the year ended 2002. The Participation Contract has been pledged as collateral for the Note issued in January 2002. See "Risk Factors—The Company will require additional resources to repay the Senior Secured Notes" included elsewhere herein.

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2002.

	At December 31, 2002
	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$30,039	4.47%	$30,039	4.47%
Mutual Funds	26,264	3.34%	—	0.00%	—	0.00%	—	0.00%	26,264	3.34%
Other securities (FHLB Stock)	1,940	5.73%	—	0.00%	—	0.00%	—	0.00%	1,940	5.73%

Total available for sale	$28,204	3.50%	$—	0.00%	$—	0.00%	$30,039	4.47%	$58,243	4.00%

Held to maturity:
Mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Mutual Funds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other securities (FHLB Stock)	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Participation Contract	4,869	75.22%	—	0.00%	—	0.00%	—	0.00%	4,869	75.22%

Total held to maturity	$4,869	75.22%	$—	0.00%	$—	0.00%	$—	0.00%	$4,869	75.22%

Total securities and Participation Contract	$33,073	14.06%	$—	0.00%	$—	0.00%	$30,039	4.47%	$63,112	9.49%

Sources of Funds

        General.    Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

        Deposits.    The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. For the year ended December 31, 2002, certificates of deposit constituted 73.5% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 6 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2002, the Bank had $102.7 million of certificate accounts maturing in one year or less.

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

        The following table presents the deposit activity of the Bank for the years ended December 31 (dollars in thousands):

	2002	2001	2000
Net deposits (withdrawals)	$(47,329)	$(128,077)	$(149,188)
Interest credited on deposit accounts	6,339	15,144	25,422

Total increase (decrease) in deposit accounts	$(40,990)	$(112,933)	$(123,766)

        The reduction in total deposits is attributable to the decrease in wholesale and brokered deposits and is consistent with the decrease in the loan portfolio. The decrease in wholesale and brokered deposits was due to the Bank's continued strategy to focus heavily on increasing retail deposits and reducing wholesale certificates of deposits and eliminating brokered deposits. At December 31, 2002, the Bank had $37.7 million in certificate accounts in amounts of $100,000 or more maturing as follows (dollars in thousands):

Maturity Period	Amount	Weighted Average Rate
Three months or less	$6,517	3.53%
Over three months through 6 months	5,707	2.73%
Over 6 months through 12 months	14,907	3.20%
Over 12 months	10,596	3.62%

Total	$37,727	3.31%

        The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2002			2001			2000
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Passbook accounts	$4,054	2.00%	0.71%	$3,501	1.24%	1.33%	$4,235	0.98%	1.50%
Money market accounts	9,607	4.74%	2.24%	5,365	1.91%	3.17%	5,121	1.18%	4.21%
Checking accounts	28,255	13.94%	1.39%	18,460	6.56%	0.86%	22,460	5.20%	1.74%

Sub-total	41,916	20.68%	1.52%	27,326	9.71%	1.37%	31,816	7.36%	2.10%

Certificate accounts:
Three months or less	—	0.00%	0.00%	—	0.00%	0.00%	10,115	2.34%	6.28%
Four through 12 months	99,818	49.25%	3.06%	218,938	77.78%	5.73%	334,658	77.39%	6.19%
13 through 36 months	53,963	26.63%	4.17%	32,019	11.38%	5.82%	53,060	12.27%	6.34%
37 months or greater	6,971	3.44%	5.35%	3,188	1.13%	6.33%	2,760	0.64%	6.55%

Total certificate accounts	160,752	79.32%	3.53%	254,145	90.29%	5.75%	400,593	92.64%	6.22%

Total average deposits	$202,668	100.00%	3.12%	$281,471	100.00%	5.33%	$432,409	100.00%	5.91%

        The following table presents, by various rate categories, the amount of certificate accounts outstanding at the date indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2002:

	Period to Maturity from December 31, 2002
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total
	(dollars in thousands)
Certificate Accounts
0.50 to 2.00%	$—	$3	$—	$—	$—	$15	$18
2.01 to 3.00%	68,681	12,715	26	2	7	29	81,460
3.01 to 4.00%	18,364	10,600	800	584	400	16	30,764
4.01 to 5.00%	16,740	2,581	1,137	1,430	2,196	62	24,146
5.01 to 6.00%	546	159	109	323	1,047	468	2,652
6.01 to 7.00%	617	343	313	2	4	109	1,388
7.01 to 8.00%	146	117	56	69	202	97	687

Total	$105,094	$26,518	$2,441	$2,410	$3,856	$796	$141,115

FHLB Advances

        The FHLB system functions as a source of credit to savings institutions which are members. Advances are secured by certain mortgage loans, certain mortgage-backed securities, and the capital stock of the FHLB owned by the Bank. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. At this time, the FHLB maximum advance allowed to the Bank is an amount equal to 15% of the Bank's assets or $34.5 million, as of December 31, 2002. At December 31, 2002, the Bank had two FHLB advances outstanding totaling $20.0 million which had a weighted average interest rate of 3.31% and a weighted average remaining maturity of 0.7 years. See "Item 8—Note 9, Notes to Consolidated Financial Statements" included elsewhere herein.

Senior Notes

        In January 2002, the Corporation issued the Senior Secured Note due 2007 in the initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The interest is payable on a quarterly basis starting on March 31, 2003. However, the Corporation elected to pay the accrued interest due for 2002 in December and has paid the interest due March 31, 2003. The Corporation currently intends to meet its payment obligations on these Notes from the cash it receives under the Participation Contract, although there can be no assurance that funds from the Participation Contract will be sufficient to service such indebtedness. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—The Company will require additional resources to repay the Senior Secure Notes".

Debentures

        On March 14, 1997, the Company issued subordinated debentures (the "Debentures") in the aggregate principal amount of $10.0 million. On September 15, 1998, holders of $8.5 million in Debentures exercised their option to put their Debentures to the Company as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million, due March 15, 2004. See "Regulation—Federal Savings Institution Regulation—Capital Requirements." Additionally, see further detail in "Note 10 Subordinated Debentures—Notes to Consolidated Financial Statements."

        The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
FHLB advances
Average balance outstanding	$16,257	$15,494	$24,610
Maximum amount outstanding at any month-end during the year	20,000	30,000	47,120
Balance outstanding at end of year	20,000	—	47,120
Weighted average interest rate during the year	3.29%	6.40%	6.52%
Debentures
Average balance outstanding	$1,500	$1,500	$1,500
Maximum amount outstanding at any month-end during the year	1,500	1,500	1,500
Balance outstanding at end of year	1,500	1,500	1,500
Weighted average interest rate during the year	14.01%	14.01%	14.01%
Other borrowings and lines of credit
Average balance outstanding	$10,899	$—	$11,729
Maximum amount outstanding at any month-end during the year	11,440	—	41,351
Balance outstanding at end of year	11,440	—	—
Weighted average interest rate during the year	16.98%	0.00%	9.05%
Total borrowings
Average balance outstanding	$28,655	$16,994	$37,839
Maximum amount outstanding at any month-end during the year	32,940	31,500	75,851
Balance outstanding at end of year	32,940	1,500	48,620
Weighted average interest rate during the year	9.06%	7.07%	7.60%

Subsidiaries

        As of December 31, 2002, the Corporation had two subsidiaries: the Bank and the Insurance Subsidiary. Neither the Bank nor the Insurance Subsidiary had any subsidiaries at December 31, 2002.

Personnel

        As of December 31, 2002, the Company had 53 full-time employees and 6 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be satisfactory.

Competition

        The banking business in California in general, and specifically in the Company's market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

        The banking business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank's.

        In addition to other savings banks, our competitors include commercial banks, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990's, which permit banking organizations to expand into other states, and the relatively large California market has been particularly attractive to out-of-state institutions.

        Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. The sources of competition in such products include commercial banks as well as credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

        In order to compete with these other institutions the Company primarily relies on local promotional activities, personal relationships established by officers, directors and employees of the Company and specialized services tailored to meet the individual needs of the Company's customers.

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

        Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify and obtain approval from the OTS 30 days before declaring any dividend to the Corporation. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

        The following table presents the Bank's capital position at December 31, 2002:

	Actual		To be adequately capitalized		To be Well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2002
Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Core Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tangible Capital (to tangible assets)	16,171	7.03%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%

        Prompt Corrective Action Regulations.    Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio less than 3% or a leverage ratio less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized." Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including requiring a capital plan, the issuance of a capital directive and the replacement of senior executive officers and directors.

        During 2000, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. On June 16, 2000 the Bank was deemed by the OTS to be "Undercapitalized" under the Prompt Corrective Action regulations. On September 25, 2000, the Corporation consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Corporation, among other things, to contribute $5.2 million in capital to the Bank, not later than December 31, 2000, subject to extension by the OTS. The Corporation was also required to observe certain requirements regarding transactions with affiliates, to maintain adequate books and records, to revise its tax sharing arrangements with the Bank, and to maintain a separate corporate existence from the Bank.

        Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required the Bank, among other things, to achieve an individual minimum core capital ratio of 6% and a modified risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank was required to double risk weight all sub-prime loans beginning in March 2001. The Supervisory Agreement also required that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans-to-one-borrower and oversight by the Board of Directors.

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

        Upon exercise of the Warrant, which is freely assignable in whole or in part in denominations of not less then 10,000 shares, the Investor or its assignee(s) (the assignees, together with the Investor, the "Warrant Holders" and each a "Warrant Holder") shall have the right to purchase during specified periods a total of up to 1,166,400 shares of Common Stock. Pursuant to the Warrant, on or before the first anniversary of the Closing, the Warrant Holder will be able to purchase 116,640 shares of Common Stock. After the first anniversary of the Closing, but on or before the second anniversary of the Closing, the Warrant Holder will be able to purchase the initial 116,640 shares of Common Stock, plus an additional 116,640 shares of Common Stock. After the second anniversary of the Closing, but on or before the third anniversary of the Closing, the Warrant Holder will be able to purchase the 233,280 shares of Common Stock available during the first two years after Closing, plus an additional 116,640 shares of Common Stock. After the third anniversary of the Closing, but prior to the tenth anniversary of the Closing (the "Expiration"), the Warrant Holder will be able to purchase the 349,920 shares available during the first three years after Closing, plus the remaining 816,480 shares of Common Stock available under the Warrant. Based on 1,333,572 shares outstanding at December 31, 2001, if the entire warrant were exercised, the shares issued upon its exercise would constitute approximately 47% of the Corporation's outstanding stock. To date the warrant holder has not exercised its warrant to purchase any of the Common Stock.

        On January 10, 2002 the Corporation received stockholder approval of the Note and Warrant Purchase Agreement. The closing occurred on January 17, 2002, wherein the Corporation received the net proceeds from the Note and utilized those proceeds as follows: (i) the Corporation purchased the Participation Contract from the Bank for its book value of $4.4 million; (ii) the Corporation paid $3.2 million to the Bank for taxes due the Bank; (iii) the Corporation made a capital infusion to the Bank of $3.7 million; and (iv) the Corporation paid transaction costs incurred in connection with the private placement.

        On January 17, 2002, simultaneously with the closing of the transaction and disbursement of the funds by the Corporation to the Bank, the OTS notified the Corporation that it had terminated the Order to Cease and Desist issued on September 25, 2000. The OTS also notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, that it had terminated the Supervisory Agreement issued on September 25, 2000.

        At the request of the OTS, in the fourth quarter of 2002, the Bank was required to develop, submit and implement a Compliance Plan that addresses the Bank's Asset Quality and IAR function, Internal Audit function and Earnings.

        If the Bank fails to comply with the Compliance Plan, the Bank may be subject to further regulatory enforcement action.

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

        In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FCO") to recapitalize the predecessor to the SAIF. During 1984, FCO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"- the deposit insurance fund that covers most commercial bank deposits) members paid 1.22 basis points. The FCO assessment rates as of January 1, 2002 were $0.0182 per $100 annually (or 2.0 basis points) for BIF-assessable deposits and 2.1 basis points for SAIF-assessable deposits. For the year ended December 31, 2002, assessments for both deposit insurance and the FCO payments were $542,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

        Loans-to-One Borrower.    Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2002, the Bank's limit on loans-to-one borrower was $2.7 million. At December 31, 2002, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.7 million.

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

        A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2002, the Bank maintained 79.54% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

        Limitation on Capital Distributions.    OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2002, the Bank was a Tier I Bank, but it has been advised that it is in need of more than normal supervision by the OTS. See "Item 5—Markets for Registrant's Common Equity and Related Stockholder Matters—Dividends".

        Liquidity.    The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank's average liquidity ratio for the year ended December 31, 2002 was 28.30%. The Bank believes that this level of liquidity is extraordinarily high and is proceeding to lower the level of liquidity through the funding of loans.

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

        Transactions with Related Parties.    The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Federal Reserve System

        The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for 2002 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $41.3 million, the reserve requirement was $1.3 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempt from the reserve requirements. The Bank maintained compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

FEDERAL TAXATION

Federal Taxation

        General.    The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. The Bank has not been audited by the IRS. For its 2002 taxable year, the Bank is subject to a maximum federal income tax rate of 34%. See "Item 8—Note 11, Notes to Consolidated Financial Statements", included elsewhere herein.

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

ITEM 2. PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2002
Corporate Headquarters: 1600 Sunflower Ave Costa Mesa, CA	Owned	2002	N.A.	3,215,000
Branch Office: 1598 E Highland Avenue San Bernardino, CA	Leased	1986	2005	90,000
Branch Office: 9971 Adams Avenue Huntington Beach CA	Leased	1998	2006	55,000
Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA	Leased	1999	2004	42,000
Branch Office: 1526 Barton Road Redlands, CA	Leased	1998	2003	—

ITEM 3. LEGAL PROCEEDINGS

        In December 1999, certain shareholders of the Corporation filed a Federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties, titled "Funke v. Life Financial, et al'. The class action lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933, in connection with the sale of the Corporation's Common Stock in its initial public offering. Plaintiffs seeks unspecified damages in their complaint. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. In December 2002, the Court denied the motion to transfer, dismissed one of the claims, and allowed one of the claims to remain open. The parties are currently in settlement negotiations with respect to the action, but, if it cannot be settled on terms acceptable to the Company, the Company intends to vigorously defend against the claim asserted in the litigation. The Company has submitted this claim to its insurance carrier which has accepted this claim with a customary reservation of rights. Since the Company has already met its deductible under the insurance policy, the insurance company will be paying any additional legal fees and costs incurred with respect to this action. The maximum aggregate coverage for this claim under the insurance policy is $10,000,000.

        From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the company is a party, Management is of the opinion that the ultimate aggregate liability represented thereby if any, will not have a material adverse affect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTERS

        The Common Stock of the Corporation has been publicly traded since 1997 and is currently traded on the Nasdaq SmallCap Market under the symbol PPBI. However, trading in the Common Stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

        As of March 17, 2003, there were approximately 230 holders of record of the Common Stock. The following table summarizes the range of the high and low closing sale prices per share of Common Stock as quoted by NASDAQ for the periods indicated. All share data has been adjusted for a June 7, 2001 1:5 reverse stock split.

	Year Ended December 31, 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.76	$3.95	$7.10	$7.09
Low	$2.10	$2.97	$2.60	$3.85
	Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.00	$3.85	$3.39	$2.25
Low	$0.50	$0.45	$0.90	$0.80

DIVIDENDS

        It is the policy of the Corporation to retain earnings, if any, to provide funds for use in its business. The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.

        The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, the Corporation's ability to pay dividends at any time may be limited by the Bank's ability to pay dividends to the Corporation. Since the Bank has been advised that it is in need of more than normal supervision by the OTS, the Bank may not currently pay cash dividends without the prior approval of the OTS. See "REGULATION—Federal Savings Institution Regulation—Limitations on Capital Distributions" and "REGULATION—Prompt Corrective Action Regulations."

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2002, with respect to options outstanding and available under the Bank's 2000 Stock Option Plan, and with respect to the outstanding Warrants:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2000 Stock Option Plan	117,372	$10.96	77,228
Warrants	1,166,400	$0.75	—

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	At December 31,
	2002	2001	2000	1999	1998
Selected Balance Sheet Data:
Total assets	$238,278	$243,667	$414,421	$551,901	$428,078
Participation Contract	4,869	4,428	4,428	9,288	—
Securities and FHLB stock	58,243	34,659	42,370	32,833	4,471
Loans held for sale, net	1,866	4,737	—	330,727	243,497
Loans held for investment, net	156,365	182,439	316,724	103,601	90,827
Allowance for loan losses	2,835	4,364	5,384	2,749	2,777
Residual mortgage-backed securities at fair value	—	—	—	—	50,296
Mortgage servicing rights	51	101	5,652	6,431	13,119
Deposit accounts	191,170	232,160	345,093	468,859	323,433
Borrowings	32,940	1,500	48,620	19,373	41,477
Stockholders' equity	11,623	7,648	13,900	34,462	51,998
Book value per share (1)	$8.72	$5.73	$10.42	$25.90	$39.62
Shares outstanding (1)	1,333,572	1,333,572	1,333,687	1,330,687	1,312,479
	Year Ended December 31,
	2002	2001	2000	1999	1998
Operating Data:
Interest income	$18,872	$24,442	$41,519	$46,378	$41,104
Interest expense	8,910	16,191	28,446	25,577	22,915

Net interest income	9,962	8,251	13,073	20,801	18,189

Provision for loan losses	1,133	3,313	2,910	5,382	4,166

Net interest income after provision for loans losses	8,829	4,938	10,163	15,419	14,023

Net gains (losses) from mortgage banking	(261)	402	(5,684)	7,451	23,444
Other noninterest income (loss)	2,130	3,590	3,548	(22,471)	(8,490)
Noninterest expense	10,165	14,340	25,806	29,643	27,190

Income (loss) before income tax provision (benefit)	533	(5,410)	(17,779)	(29,244)	1,787

Income tax provision (benefit)	(2,345)	642	3,003	(11,405)	728

Net income (loss)	2,878	(6,052)	(20,782)	(17,839)	1,059

Basic earnings (loss) per share (2)	$2.16	$(4.54)	$(15.58)	$(13.57)	$0.81

Diluted earnings (loss) per share (2)	$1.16	$(4.54)	$(15.58)	$(13.57)	$0.78

Basic weighted average shares outstanding (2)	1,333,572	1,333,630	1,333,646	1,315,038	1,310,949

Diluted weighted average shares outstanding (2)	2,476,648	1,333,630	1,333,646	1,315,038	1,361,165

	Year Ended and at December 31,
	2002	2001	2000	1999	1998
Selected Financial Ratios and Other Data (3)
Performance Ratios:
Return on average assets	1.18%	-1.92%	-3.99%	-3.16%	0.23%
Return on average equity	30.70%	-53.43%	-66.44%	-32.13%	1.92%
Average equity to average assets	3.85%	3.60%	6.01%	9.82%	12.14%
Equity to total assets at end of period	4.88%	3.14%	3.35%	6.24%	12.15%
Average interest rate spread (4)	4.44%	2.91%	2.82%	3.95%	3.83%
Net interest margin (5)	4.37%	2.81%	2.79%	4.21%	4.36%
Average interest-earning assets to average interest-bearing liabilities	98.45%	98.35%	99.56%	105.01%	109.81%
Efficiency ratio (6)	100.88%	113.97%	230.57%	757.77%	80.96%
Loan originations and purchases	$79,287	$23,860	$469,515	$1,041,168	$1,180,552
Bank Regulatory Capital Ratios (7):
Tangible capital	7.03%	5.06%	4.33%	6.28%	7.21%
Core capital	7.03%	5.06%	4.33%	6.28%	7.21%
Risk-based capital	12.54%	6.62%	6.99%	7.45%	10.90%
Pro forma after capital infusion — Core capital (8)	N/A	6.46%	N/A	N/A	N/A
— Risk-based capital (8)	N/A	10.95%	N/A	N/A	N/A
Asset Quality Ratios:
Impaired assets as a percent of total assets (9)	3.22%	6.93%	6.84%	1.14%	2.17%
Allowance for loan losses as a percent of impaired loans	48.12%	31.07%	19.89%	68.43%	37.48%

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        The principal business of the Bank is attracting retail deposits from consumers and small businesses and investing those deposits together with funds generated from operations and borrowings, primarily in income property real estate secured loans and residential secured construction loans. The Bank commenced originating and purchasing income property real estate secured loans through a network of mortgage brokers located within the state of California in 2002. In 2003, the Bank will fund substantially all of the loans that it originates or purchases through its excess liquidity, deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank's market area. The Bank's ability to originate and purchase loans is influenced by the general level of product available. The Bank's results of operations are also affected by the Bank's provision for loan losses and the level of operating expenses. The Bank's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies. See "Item 1—Business." Additionally, all share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the 1:5 reverse stock split that occurred on June 7, 2001.

Critical Accounting Policies

        Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company's results of operations for future reporting periods.

        Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company's financial statements that are most susceptible to significant change. For further information, see "Business—Allowances for Loan Losses" and Note 1 to the Consolidated Financial Statements.

Average Balance Sheets

        The following tables set forth certain information relating to the Company for the years ended December 31, 2002, 2001, and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$4,071	$100	2.46%	$20,331	$982	4.83%	$2,087	$278	13.35%
Federal funds sold	186	2	1.39%	444	16	3.72%	3,535	209	5.91%
Securities held under repurchase agreements	—	—	0.00%	—	—	0.00%	205	13	6.45
Participation Contract	5,093	3,835	75.22%	—	—	0.00%	—	—	0.00%
Investment securities (2)	65,658	2,590	3.94%	27,148	1,471	5.42%	44,690	2,721	6.09%
Loans receivable, net (3)	152,738	12,345	8.08%	245,629	21,973	8.95%	417,498	38,298	9.17%

Total interest earning assets	227,746	18,872	8.29%	293,552	24,442	8.33%	468,015	41,519	8.87%

Noninterest-earning assets	15,446			21,101			52,354

Total assets	$243,192			$314,653			$520,369

Liabilities and Equity:
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$41,916	638	1.52%	$27,326	374	1.37%	$31,665	667	2.10%
Certificate accounts	160,752	5,677	3.53%	254,145	14,615	5.75%	400,593	24,905	6.22%

Total interest-bearing deposits	202,668	6,315	3.12%	281,471	14,989	5.33%	432,258	25,572	5.91%

Other borrowings	16,257	535	3.29%	15,494	992	6.40%	36,339	2,664	7.33%
Notes Payable	10,899	1,850	16.98%	—	—	0.00%	—	—	0.00%
Subordinated debentures	1,500	210	14.01%	1,500	210	14.00%	1,500	210	14.00%

Total interest-bearing liabilities	231,324	8,910	3.85%	298,465	16,191	5.42%	470,097	28,446	6.05%

Noninterest-bearing liabilities	2,494			4,862			18,994

Total liabilities	233,818			303,327			489,091

Equity	9,374			11,326			31,278

Total liabilities and equity	$243,192			$314,653			$520,369

Net interest income		$9,962			$8,251			$13,073

Net interest rate spread (4)			4.44%			2.91%			2.82%

Net interest margin (5)			4.37%			2.81%			2.79%

Ratio of interest-earning assets to interest-bearing liabilities			98.45%			98.35%			99.56%

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

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase (decrease) due to			Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
	(dollars in thousands)			(dollars in thousands)
Interest earning assets:
Cash and cash equivalents	$(546)	$(336)	$(882)	$986	$(282)	$704
Federal funds sold	(6)	(8)	(14)	(136)	(57)	(193)
Securities held under repurchase agreements	—	—	—	(6)	(7)	(13)
Participation Contract	—	3,835	3,835	—	—	—
Investment securities	1,610	(491)	1,119	(976)	(274)	(1,250)
Loans receivable, net (1)	(7,671)	(1,957)	(9,628)	(15,397)	(928)	(16,325)

Total interest earning assets	(6,613)	1,043	(5,570)	(15,529)	(1,548)	(17,077)

Interest bearing liabilities:
Passbook accounts, money market, and checking	218	45	263	(82)	(210)	(292)
Certificate accounts	(4,360)	(4,577)	(8,937)	(8,538)	(1,753)	(10,291)
Borrowings	47	(504)	(457)	(1,370)	(302)	(1,672)
Notes payable	1,850	—	1,850	—	—	—
Subordinated debentures	—	—	—	—	—	—

Total interest bearing liabilities	(2,245)	(5,036)	(7,281)	(9,990)	(2,265)	(12,255)

Changes in net interest income	$(4,368)	$6,079	$1,711	$(5,539)	$717	$(4,822)

Comparison of Operating Results for the Year Ended December 31, 2002 and December 31, 2001

General

        For the year ended December 31, 2002, the Company reported net income of $2.9 million or $1.16 per diluted share, compared with a net loss of $6.1 million or $4.54 per share for the same period in 2001. The $8.9 million increase in net income was primarily the result of lower interest expense ($7.3 million), lower provision for loan losses ($2.2 million), lower noninterest expense ($4.2 million), and an income tax benefit ($2.9 million), offset by a reduction in interest income ($5.6 million) and a reduction in noninterest income ($2.1 million).

Interest Income

        Interest income for the year ended December 31, 2002 was $18.8 million, compared to $24.4 million for the year ended December 31, 2001. The decrease of $5.6 million, or 22.9%, is due to a decrease in average balance and yield on interest-earning assets. Interest income on loans receivable decreased $9.6 million to $12.3 million for the year ended December 31, 2002 from $21.9 million for the year ended December 31, 2001. The decrease in interest income on loans was primarily the result of a 87 basis points decrease in the yield on loans receivable and a decrease in the average loan balance from $245.6 million in 2001 to $152.7 million in 2002.

Interest Expense

        Interest expense for the year ended December 31, 2002 was $8.9 million, compared to $16.2 million for the year ended December 31, 2001. The $7.3 million decrease primarily reflects a 221 basis points decrease in the cost of interest-bearing deposits related to the prevailing decrease in market interest rates and a decrease in the average interest on deposit balance from $281.5 million in 2001 to $202.7 million in 2002. The $8.7 million decrease in interest-bearing deposits is partially offset by a $1.9 million increase in Notes payable interest as the Company chose to make a payment on the Notes to avoid future interest expense charges.

Net Interest Income

        Net interest income before provision for loan losses was $10.0 million for the year ended December 31, 2002, compared to $8.3 million for the year ended December 31, 2001. The $1.7 million increase in net interest income before provision for loan losses is primarily due to the large decrease in the expense on interest-bearing deposits. The average cost of interest-bearing liabilities for the Company decreased to 3.85% during the year ended 2002, compared with 5.42% during the same period in 2001. The Bank's cost of liabilities for 2002 was 3.12%. The Company's yield on average earning assets was 8.29% for the year ended December 31, 2002, compared with 8.33% for the same period in 2001. Total interest income decreased $5.6 million, or 22.8%, while total interest expense decreased $7.3 million, or 44.9%.

Provision for Loan Losses

        The provision for loan losses decreased to $1.1 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. Net impaired loans decreased by 58.75% from $12.7 million in 2001 to $5.3 million in 2002, with a corresponding decrease in net charge-offs from $4.3 million in 2001 to $2.7 million in 2002. The 2002 decrease in impaired loans is significantly due to the sale of delinquent loans in the 2ndquarter of 2002. Average loans outstanding during 2002 decreased by $92.9 million, or 37.8% over 2001, while the provision for loan losses decreased $2.2 million in 2002, or 65.8%, compared to 2001 provision.

Noninterest Income (Loss)

        Noninterest income was $1.9 million for the year ended December 31, 2002, compared to $4.0 million for the year ended December 31, 2001. This $2.1 million decrease is primarily due to lower loan servicing incoming which is reflective of the lower balance of the loan portfolio.

        Loan servicing and mortgage banking income was $761,000 for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. This $1.1 million decrease is primarily due to the drop in the average balance of the loan portfolio and a lower average yield on the portfolio.

Noninterest Expense

        Noninterest expense for the year ended December 31, 2002 was $10.1 million compared to $14.3 million for the year ended December 31, 2001. The $4.2 million decrease in expense was primarily comprised of a decrease in compensation and benefits of $1.0 million and a $2.1 million net decrease in other expenses. The decrease in compensation is mostly due to the reduction of employees from 66 full-time employees at December 31, 2001 to 57 full-time employees at December 31, 2002. As a result of management's diligent efforts to reduce operating expenses, other expenses decreased by a net $2.1 million, losses on foreclosed real estate decreased by $301,000 and premises and occupancy decreased by $623,000.

Income Taxes

        The provision for income taxes decreased to a tax benefit of $2.3 million for the year ended December 31, 2002 compared to a provision of $642,000 for the year ended December 31, 2001. The Company had a gain before income taxes of $533,000 for the year ended December 31, 2002 compared to $5.4 million loss before tax provision for the year ended December 31, 2001. The Company increased the deferred tax asset $2.0 million from $350,000 in 2001 to $2.4 million in 2002 based on estimated future taxable income.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

        Total assets of the Company were $238.3 million at December 31, 2002 compared to $243.7 million at December 31, 2001. The 2.2% decrease in total assets of the Company was primarily the result of a $4.1 million decrease in cash and a $26.1 million decrease in the loan portfolio offset by a $23.5 million increase in the investment portfolio and a $4.3 million increase in premises and equipment.

        Total Bank deposits at December 31, 2002 were $191.1 million compared to $232.2 million at December 31, 2001. The 17.7% decrease in deposits is the result of the reduction of brokered and wholesale deposits. During 2002, the Bank continued its strategy to focus heavily on increasing retail deposits to reduce wholesale certificates of deposit and other borrowings and eliminate brokered deposits. Additionally, the ratio of retail deposits to total deposits increased to 98.3% for the period ended December 31, 2002, compared to 97.1% at December 31, 2001. The cost of the Bank's retail deposits at December 31, 2002 was 2.79% versus 3.59% at December 31, 2001.

        The allowance for loan losses was $2.8 million at December 31, 2002, compared to $4.4 million at December 31, 2001. The December 31, 2002 allowance for loan losses, as a percent of impaired loans and gross loans was 48.12% and 1.74%, respectively, compared with 31.07% and 2.24% At December 31, 2001. The Bank's net credit loss rate for the year ended December 31, 2002 was 1.74% versus 1.76% for the year ended December 31, 2001. The Bank's 30+ day delinquency rate at December 31, 2002 was 4.72%, compared to 10.97% at December 31, 2001.

        Foreclosed real estate was $2.4 million at December 31, 2002, compared to $4.2 million at December 31, 2001. The $1.7 million decrease, or 41.8%, is primarily due to $6.0 million in sales of foreclosed real estate offset by $5.2 million in new foreclosed real estate. In 2002 the amount of loans transferred to REO decreased from $10.3 million in 2001 to $5.2 million in 2002 reflecting the lower overall delinquency trends.

        In the first quarter 2001, the Bank sold substantially all of its entire mortgage servicing rights. Mortgage servicing rights were $51,000 at December 31, 2002, compared to $101,000 at December 31, 2001.

Comparison of Operating Results for the Year Ended December 31, 2001 and December 31, 2000

General

        For the year ended December 31, 2001, the Company reported a net loss of $6.1 million or $4.54 per share, compared with a net loss of $20.8 million or $15.58 per share for the same period in 2000. The $14.7 million decrease in net loss was primarily the result of losses occurring in 2001. These include losses from mortgage banking operations of $5.7 million, a write down on the Participation Contract of $4.9 million, and a tax provision of $3.0 million. There was also $849,000 in restructuring charges related to a comprehensive restructuring in the third quarter of 2000 of all of the Company's operations.

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

Net Interest Income

        Net interest income before provision for loan losses was $8.3 million for the year ended December 31, 2001, compared to $13.1 million for the year ended December 31, 2000. The $4.8 million decrease in net interest income before provision for loan losses is reflective of a lower average balance and yield on interest-earning assets. The Company's yield on average earning assets was 8.33% for the year ended December 31, 2001, compared with 8.87% for the same period in 2000. The average cost of interest- bearing liabilities for the Company decreased to 5.42% during the year ended 2001, compared with 6.05% during the same period in 2000. Total interest income decreased $17.1 million, or 41.1%, while total interest expense decreased $12.3 million, or 43.1%.

Provision for Loan Losses

        The provision for loan losses increased to $3.3 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. Net impaired loans decreased by 52.33% from $26.7 million in 2000 to $12.7 million in 2001, partially resulting in an increase in net charge-offs from $275,000 in 2000 to $4.3 million in 2001. Average loans outstanding during 2002 decreased by $171.9 million, or 41.2% over 2000, while the provision for loan losses increased $403,000 in 2001, or 13.8%, compared to 2000 provision. In June 2001, the Company transferred $9.3 million in non-performing loans from loans held for investment to loans held for sale. At that time, a lower of cost or market adjustment of $634,000 was recorded as a charge-off against the allowance for loan losses.

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

        In the first quarter 2001, the Bank sold substantially its entire mortgage servicing rights. Mortgage servicing rights were $101,000 at December 31, 2001, compared to $5.7 million at December 31, 2000.

Liquidity and Capital Resources

        The Company's primary sources of funds are principal and interest payments on loans and deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company believes it has continued to maintain at least the required minimum level of liquid assets to assure a safe and sound operation. The Bank's average liquidity ratios were 28.30%, 14.39%, and 8.36% for the years ended December 31, 2002, 2001 and 2000, respectively. "See "Item 1—REGULATION—Federal Savings Institution Regulation—Liquidity."

        The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by (used in) operating activities was $5.8 million for the year ended December 31, 2002, compared to ($250,000) for the year ended December 31, 2001. The increase in cash provided by operating activities was primarily a result of the positive net income of $2.9 million for the year ended December 31, 2002 compared to a net loss of $6.1 million for the year ended December 31, 2001. Net cash provided by (used in) investing activities was ($947,000) and $159.5 million for the year ended December 31, 2002 and 2001, respectively. The decrease in cash provided by investing activities is primarily a result of an increase of $145.8 million in the purchase of securities, partially offset by an increase of $111.1 million in proceeds from the sale of investment securities, as well as an increase of $46.0 million in the purchase and loan origination of loans held for investment. Net cash (used in) financing activities were ($9.0) million and ($160.1) million for the year ended December 31, 2002 and 2001, respectively. This decrease of $151.1 million was primarily due to the issuance of the $12 million Senior Secured Note, the proceeds of $20 million from FHLB advances in 2002 as well as repayment of the 2001 FHLB advances of $47.1 million, and a reduction in deposit accounts of $71.9 million.

        The Company's most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and short-term investments totaled $3.6 million. The Company has other sources of liquidity if a need for additional funds arises, including the utilization of Federal Home Loan Bank (FHLB) advances. At December 31, 2002, the Bank had $20 million outstanding advances from the FHLB. Effective January 22, 2002, the Bank had access of up to 15% of its assets in FHLB advances.

        The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% leverage (core capital) ratio, and an 8.0% risk-based capital ratio. The core capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% core capital will be deemed "undercapitalized." In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from "well capitalized" to "critically undercapitalized." "See "Item 1—REGULATION—Federal Savings Institution Regulation—Capital Requirements."

        The Company had no material contractual obligations or commitments for capital expenditures at December 31, 2002. At December 31, 2002, the Company had $2.4 million outstanding commitments to originate or purchase mortgage loans compared to $5.7 million at December 31, 2001. The Company anticipates that it will have sufficient funds available to meet its current and anticipated loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2002, totaled $105.1 million. The Company expects that a substantial portion of the maturing certificates of deposit will be retained by the Company at maturity.

Impact of Inflation and Changing Prices

        The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management's opinion, the adoption of this Statement would not have a material impact on the Company's consolidated financial position or results of operations.

Risk Factors

        You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

        The Company may incur losses.    The Company incurred net income of $2.9 million and a net loss of $6.1 million for the years ended December 31, 2002 and 2001, respectively and may incur losses in the future. The Company may not be able to sustain or increase profitability on a quarterly or annual basis. The failure to remain profitable may reduce the value of investment in its common stock.

        The estimation of the future cash flows of the Participation Contract may fluctuate. Based on the Company's analysis of the expected default rates and prepayment speeds of the underlying loans, the total cash to the Company as of December 31, 2002 is expected to be approximately $13.7 million over 6 years. Due to changing market conditions and other unforeseen events beyond the Company's control, the actual default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

        The Company will require additional resources to repay the Senior Secured Notes. The Company issued $12,000,000 of Senior Secured Notes in January 2002. The Senior Secured Notes are secured by all of the outstanding stock of the Bank and the Participation Contract. The Company prepaid all of the interest on the Senior Secured Notes from issuance through March 31, 2003. Beginning June 30, 2003, interest only on the Senior Secured Notes will be due quarterly. The interest rate on the notes is 13% per annum for 2003, escalating to 14% in 2004, 15% in 2005 and 16% in 2006. The current quarterly interest payment is $390,000. All principal is due on January 17, 2007, but principal may be prepaid at the option of the Company in whole or in part.

        Interest payments made to date have been funded by payments received by the Company on the Participation Contract, totaling $3.2 million in 2002. The Company will be dependent on the Participation Contract to generate sufficient cash flow to make interest payments on the Senior Secured Notes. The Bank is not in a position to make dividend payments to the Company and has no plans to do such for the foreseeable future.

        The cash flows available from the Participation Contract may vary considerably from those projected by the Company. Should payments on the Participation Contract not be sufficient to service the Senior Secured Notes and dividends not be available from the Bank, the Company will be required to obtain additional resources to service such debt. No assurance can be given that the additional resources necessary to service or refinance the Senior Secured Notes will be available in the capital markets.

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

        Loans to borrowers with sub-prime credit involve a higher risk of default.    Sub-prime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. The Bank's primary determinate in identifying sub-prime loans from "A" or prime credit quality loans had been based solely on the borrower's credit rating known as a Fair, Isaac & Company ("FICO") credit score. All loans to borrowers who possess a FICO credit score of 619 or less had been considered sub-prime. During 2002 the Bank hired an Internal Asset Review Manager to oversee the Bank's Internal Asset Review ("IAR") function. During the fourth quarter of 2002 the IAR Manager conducted an analysis of the Bank's one-to-four unit residential loan portfolio related to historic delinquency, migration of delinquent loans to Real Estate Owned ("REO") and loss rates on loans on a state by state basis. The conclusion of the analysis was that certain loans with FICO scores as high as 660 should be designated sub-prime, namely loans in certain states in the southeast and central portion of the United States and certain loans with FICO credit scores of 600 and less should be designated as sub-prime, namely those loans in certain western states. Based on the conclusion of the analysis the Bank had $10.5 million of sub-prime loans at December 31, 2002. While the Bank believes that the underwriting procedures and appraisal processes employed enabled the Bank to somewhat reduce the risks inherent in loans made to these borrowers, the Bank cannot assure you that such procedures or processes will afford adequate protection against such risks.

        Loans that are not fully secured involve a higher risk of loss.    The Bank no longer originates high loan-to-value real estate secured loans, where the amount of the loan, together with more senior loans secured by the real estate, exceeds the value of the real estate. However, at December 31, 2002, the Bank still owned $10.8 million of these loans, which represented 4.54% of total assets. In the event of a default on such a loan by a borrower, there generally would be insufficient collateral to pay off the balance of the loan and, as holder of a second position on the property, the Company would likely lose all or a substantial portion of its investment.

        Investing in loans in states other than California may expose the Company to unfamiliar laws and market risks. In addition to lending activity in California, the Bank has originated or purchased a significant number of one- to four-family residential mortgage loans on a nationwide basis through a network of originators. There are risks involved in investing in loans on properties located throughout the nation, including:

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

        Risks related to factors outside the Company's control, including interest rate fluctuations, could harm profitability. The Company's profitability depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income. The assets and liabilities may react differently to changes in overall market rates or conditions. See "Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk Management." If interest rates rise, the Company anticipates that its net interest income would decline, as interest paid on its deposits would increase more quickly than the interest earned on its assets. Moreover, in periods of rising interest rates, financial institutions typically originate fewer mortgage loans. If interest rates decline, the Bank's loans may be refinanced at lower rates or paid off and its investments may be prepaid earlier than expected. If that occurs, the Bank may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease the Company's income.

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

        Poor Economic Conditions in Our Market Areas May Cause Us to Suffer Higher Default Rates on Our Loans. A substantial majority of our assets and deposits are generated in Southern California. As a result, poor economic conditions in Southern California could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The United States entered into an economic recession in 2001, and Southern California was also impacted. In addition, the war with Iraq could have a significant negative effect on the national economy. If current recessionary conditions continue or deteriorate, we expect that our level of non-performing assets could increase.

        Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. Our loan portfolio consists almost entirely of real estate loans. In the early 1990's, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions. If a similar real estate recession affects our market areas in the future, the security for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

        We May Experience Loan Losses in Excess of Our Allowance for Loan Losses.    We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur. We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

  •
  industry standards;

  •
  historical experience with our loans;

  •
  evaluation of economic conditions;

  •
  regular reviews of the quality mix and size of the overall loan portfolio;

  •
  regular reviews of delinquencies; and

  •
  the quality of the collateral underlying our loans.

        We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, that are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will hurt our business. In addition, the OTS, as part of its supervisory function, periodically reviews our allowance for loan losses. Such agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the OTS could also hurt our business.

        Upon exercise of the Warrant shareholders will experience significant dilution in their shares of Common Stock. The holder of the Warrant has the right to purchase 1,116,400 shares of the Corporation's common stock at an exercise price of $.75 per share, which shares, once exercised, would represent approximately 47% of the issued and outstanding shares of the Company. The trading price of the Corporation's common stock has been significantly higher than $.75 per share for the last two fiscal years and at March 25, 2003, the closing price of the Common Stock was $5.26 per share. Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of Common Stock which they hold.

        You may have difficulty selling your shares in the future if a more active trading market in our Common Stock does not develop and if the warrant is issued. Although our Common Stock is traded on the Nasdaq Small Cap Market, trading in our Common Stock has not been extensive and cannot be characterized as amounting to an active trading market. Further, following the exercise of the Warrant, an additional 1,116,400 shares of the Company's stock will be issued and outstanding and will be eligible for sale in the public market upon registration thereof under the Securities Act of 1933, as amended. The availability of sale, as well as actual sale, of shares exercisable upon the exercise of the Warrant would likely depress the market price of the Common Stock.

        Adverse outcomes of litigation against the Company could harm its business and results of operation. As a result of the consumer-oriented nature of the industry in which it operates and uncertainties with respect to the application of various laws and regulations in some circumstances, industry participants are named from time to time as defendants in litigation, including class action suits, involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against the Bank in connection with any litigation could harm its business and results of operations. See LEGAL PROCEEDINGS.

ITEM 7(A) Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        Interest Rate Risk Management.    The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board-approved guidelines through the establishment of prudent asset and liability concentration guidelines. Through such management, the management of the Company seeks to reduce the vulnerability of the Company's operations to changes in interest rates. Management of the Company monitors its interest rate risk as such risk relates to its operational strategies. The Bank's Board of Directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital of various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

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

        As of December 31, 2002 and 2001, the Bank's Sensitivity Measure, as measured by the OTS, was -23 and -115 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates. This would correspondingly result in a $959 thousand and $3.5 million reduction in the NPV of the Bank. There has been a significant decrease in interest rate risk exposure to the Bank between December 31, 2001 and December 31, 2002.

        The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2002 and December 31, 2001, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp"):

Interest Rate Sensitivity of Net Portfolio Value (NPV)

As of December 31, 2002 (dollars in thousands)
Net Portfolio Value
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	NPV as % of Portfolio Value of Assets % Change (BP)
+300 BP	24,164	(1,650)	-6.0%	10.22%	-43 BP
+200 BP	24,856	(959)	-4.0%	10.42%	-23 BP
+100 BP	25,292	(522)	-2.0%	10.52%	-13 BP
Static	25,814	—	0.0%	10.65%	—
-100 BP	26,429	614	2.0%	10.81%	+16 BP
-200 BP *
-300 BP *

        * The model was not able to calculate meaningful results due to the low interest rate environment.

As of December 31, 2001 (dollars in thousands)
Net Portfolio Value
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	NPV as % of Portfolio Value of Assets % Change (BP)
+300 BP	18,907	(5,871)	-24.0%	7.5%	-196 BP
+200 BP	21,252	(3,525)	-14.0%	8.3%	-115 BP
+100 BP	23,257	(1,520)	-6.0%	9.0%	-48BP
Static	24,777	—	0.0%	9.5%	—
-100 BP	25,610	833	3.0%	9.7%	+23 BP
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

        Selected Assets and Liabilities which are Interest Rate Sensitive.    The following table provides information regarding the Bank's primary categories of assets and liabilities which are sensitive to changes in interest rates for the years ended December 31, 2002 and 2001. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities which have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. Also, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing
At December 31, 2002	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Fed Funds	$—	$—	$—	$—	$—	$26,264
Average Interest Rates	0.00%	0.00%	0.00%	0.00%	0.00%	3.34%
Mortgage—Backed Securities
Fixed Rate	$—	$—	$—	$—	$—	$16,312
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.60%
Mortgage—Backed Securities
Adjustable Rate	$13,727	$—	$—	$—	$—	$—
Average Interest Rate	4.57%	0.00%	0.00%	0.00%	0.00%	0.00%
Participation Contract	$2,320	$8,425	$1,347	$702	$382	$502
Average Interest Rate	75.22%	75.22%	75.22%	75.22%	75.22%	75.22%
Loans—Fixed Rate	$732	$8	$3,716	$2,217	$77	$37,706
Average Interest Rate	8.43%	17.63%	8.39%	8.24%	120.00%	10.84%
Loans—Adjustable Rate	$90,920	$2,301	$5,534	$2,480	$1,783	$15,624
Average Interest Rate	6.66%	7.96%	6.39%	5.73%	6.42%	6.97%
Selected Liabilities
Interest—Bearing NOW Passbook and MMDA's	$8,739	$6,991	$5,593	$4,474	$3,579	$14,317
Average Interest Rate	1.90%	1.90%	1.90%	1.90%	1.90%	1.90%
Certificates of Deposits	$105,094	$26,518	$2,441	$2,410	$3,856	$796
Average Interest Rate	3.09%	3.24%	4.60%	4.68%	4.82%	5.59%
FHLB Advances	$10,000	$10,000	$—	$—	$—	$—
Average Interest Rate	2.77%	3.84%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Sub-Debentures	$—	$1,500	$—	$—	$—	$—
Average Interest Rate	0.00%	14.01%	0.00%	0.00%	0.00%	0.00%

At December 31, 2001	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Other Investments and Fed Funds	$5,600	$—	$—	$—	$—	$23,081
Average Interest Rates	2.27%	0.00%	0.00%	0.00%	0.00%	4.92%
Mortgage—Backed Securities
Fixed Rate	$—	$—	$—	$—	$—	$8,474
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.03%
Loans—Fixed Rate	$496	$—	$15	$1,315	$2,402	$75,715
Average Interest Rate	8.07%	0.00%	15.23%	8.45%	8.35%	10.56%
Loans—Adjustable Rate	$97,261	$—	$3,970	$1,309	$998	$48
Average Interest Rate	8.92%	0.00%	7.59%	8.33%	7.25%	8.81%
Mortgage Servicing Rights (1)	$101	$—	$—	$—	$—	$—
Average Interest Rate	13.50%	0.00%	0.00%	0.00%	0.00%	0.00%
Selected Liabilities
Interest—Bearing NOW Passbook and MMDA's	$6,174	$4,939	$3,951	$3,161	$2,529	$10,114
Average Interest Rate	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%
Certificates of Deposits	$165,791	$28,334	$3,066	$1,438	$1,784	$878
Average Interest Rate	2.36%	2.87%	4.29%	4.92%	3.76%	6.18%
Lines of Credit and Sub-Debentures	$—	$—	$1,500	$—	$—	$—
Average Interest Rate	0.00%	0.00%	14.00%	0.00%	0.00%	0.00%

(1)
During the first quarter of 2001, the Bank sold substantially all of its mortgage servicing rights.

        The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc., and Subsidiaries
Costa Mesa, California

        We have audited the accompanying consolidated balance sheet of Pacific Premier Bancorp, Inc., (formerly LIFE Financial Corporation) and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp, Inc., (formerly LIFE Financial Corporation) and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations, changes in its stockholders' equity, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAVRINEK, TRINE, DAY & CO., LLP Vavrinek, Trine, Day & Co., LLP Certified Public Accountants Rancho Cucamonga, California February 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc.

        We have audited the accompanying consolidated statement of operations, stockholders' equity and comprehensive loss, and cash flows of Pacific Premier Bancorp, Inc. and Subsidiaries (previously Life Financial Corporation) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacific Premier Bancorp, Inc. and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the previously issued December 31, 2000 financial statements, included in the Annual report on Form 10-K for such year, the Company had suffered recurring losses and was deemed to be undercapitalized for regulatory purposes pursuant to an Office of Thrift Supervision ("OTS") examination of the Company. As a result, the Company was issued a Prompt Corrective Action Directive from the OTS in March 2001, which stipulates that the Company must restore capital ratios to satisfactory levels, by June 30, 2001. In addition, in March 2001 the Company was notified by the Federal Home Loan Bank that the Company's borrowing capacity is limited to overnight advances and that new borrowings will require credit committee approval. These factors, and others, raised substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  GRANT THORNTON LLP

Irvine, California
March 16, 2001

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	At December 31,
	2002	2001
ASSETS
Cash and due from banks	$3,590	$7,206
Federal funds sold	—	500

Cash and cash equivalents	3,590	7,706

Investment securities available for sale	58,243	34,659
Participation Contract	4,869	4,428
Loans held for sale, net	1,866	4,737
Loans held for investment, net	156,365	182,439
Mortgage servicing rights	51	101
Accrued interest receivable	1,140	1,600
Foreclosed real estate	2,427	4,172
Premises and equipment	5,411	1,184
Deferred income taxes	2,350	350
Other assets	1,966	2,291

TOTAL ASSETS	$238,278	$243,667

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$6,362	$8,653
Interest bearing	184,808	223,507
Borrowings	20,000	—
Notes Payable	11,440	—
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,545	2,359

TOTAL LIABILITIES	226,655	236,019

COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 (2002) and 1,333,687 (2001) shares issued and outstanding	13	13
Additional paid-in capital	43,328	42,628
Accumulated deficit	(32,086)	(34,964)
Accumulated other comprehensive income	368	(29)

TOTAL STOCKHOLDERS' EQUITY	11,623	7,648

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,278	$243,667

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Year ended December 31,
	2002	2001	2000
INTEREST INCOME:
Loans	$12,345	$21,973	$38,298
Investment securities and other interest-earning assets	6,527	2,469	3,221

Total interest income	18,872	24,442	41,519

INTEREST EXPENSE:
Interest-bearing deposits	6,314	14,989	25,572
Borrowings	535	992	2,664
Notes payable	1,851	—	—
Subordinated debentures	210	210	210

Total interest expense	8,910	16,191	28,446

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,962	8,251	13,073

PROVISION FOR LOAN LOSSES	1,133	3,313	2,910

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,829	4,938	10,163

NONINTEREST INCOME (LOSS):
Loan servicing and mortgage banking fee income	761	1,893	6,987
Bank and other fee income	531	649	568
Net gain (loss) gain from mortgage banking operations	(261)	402	(5,684)
Net gain (loss) on Participation Contract and investment securities	424	884	(4,848)
Net gain on residual mortgage-backed securities	—	—	295
Other income	414	164	546

Total noninterest income (loss)	1,869	3,992	(2,136)

NONINTEREST EXPENSE:
Compensation and benefits	4,448	5,448	11,337
Premises and occupancy	1,890	2,513	4,266
Data processing and communications	541	712	1,072
Net loss on foreclosed real estate	86	387	589
Restructuring charges	—	—	849
Other expense	3,200	5,280	7,693

Total noninterest expense	10,165	14,340	25,806

INCOME/(LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	533	(5,410)	(17,779)

INCOME TAX PROVISION (BENEFIT)	(2,345)	642	3,003

NET INCOME/(LOSS)	$2,878	$(6,052)	$(20,782)

EARNINGS/(LOSS) PER SHARE:
Basic earnings/(loss) per share	$2.16	($4.54)	($15.58)
Diluted earnings/(loss) per share	$1.16	($4.54)	($15.58)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,630	1,333,646
Diluted	2,476,648	1,333,630	1,333,646

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)	Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 1999	1,330,687	13	42,579	—	(8,130)		34,462
Exercise of stock options	3,000	—	50	—	—		50
Comprehensive loss
Net loss	—	—	—	—	(20,782)	$(20,782)	(20,782)
Unrealized gains on investments, net of tax of $124	—	—	—	170	—	170	170

Total comprehensive loss						$(20,612)

Balance at December 31, 2000	1,333,687	13	42,629	170	(28,912)		13,900
Fractional shares repurchased in conjunction with the 1:5 reverse stock split	(115)	—	(1)	—	—		(1)
Comprehensive loss
Net loss	—	—	—	—	(6,052)	$(6,052)	(6,052)
Realized gains on investments, net of tax of $137	—	—	—	(199)	—	(199)	(199)

Total comprehensive loss						$(6,251)

Balance at December 31, 2001	1,333,572	$13	$42,628	$(29)	$(34,964)		$7,648
Comprehensive Income
Net income	—	—	—		2,878	2,878	2,878
Realized gain on investments, net of tax of $0	—	—	—	397		397	397

Total comprehensive income	—	—	—			$3,275

Capital Contribution Warrants (1)	—	—	700	700

Balance at December 31, 2002	1,333,572	13	43,328	368	(32,086)		11,623

(1)
See Note 9 to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods Ended,
(dollars in thousands)

	For the Year ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,878	$(6,052)	$(20,782)
Adjustments to net income (loss):
Depreciation and amortization	820	1,176	1,619
Provision for loan losses	1,133	3,313	2,910
Loss on sale, provision, and write-down of foreclosed real estate	419	2,092	594
Loss on sale and disposal on premises and equipment	21	670	801
Net unrealized and realized (gain) loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	118	(12)	5,109
(Gain) loss on sale of loans held for sale	(183)	—	4,639
(Gain) loss on sale of investment securities available for sale	(424)	(884)	11
Purchase and origination of loans held for sale	—	—	(454,900)
Proceeds from the sales of and principal payments from loans sale	2,195	1,732	528,256
Change in allowance on mortgage servicing rights	—	(165)	(642)
Amortization of mortgage servicing rights	20	43	1,421
Provision for lower of cost or market on loans	—	788	—
Write-down of loans transferred from/to held for investment	—	(1,002)	1,688
Change in current and deferred income tax receivable	(2,000)	753	22,496
Increase (decrease) in accrued expenses and other liabilities	186	(4,449)	(22,411)
Federal Home Loan Bank stock dividend	(147)	(183)	(160)
Decrease in accrued interest receivable and other assets	785	1,930	10,820

Net cash provided by (used in) operating activities	5,821	(250)	81,469

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	101,013	149,409	58,466
Purchase and origination of loans held for investment	(80,906)	(34,887)	(25,482)
Loss (gain) on sale of loans held for investment	466	(132)	128
Net accretion on participation contract	(3,831)	—	—
Proceeds from participation contract	3,390	—	—
Principal payments on securities	6,138	4,306	6,285
Proceeds from sale of foreclosed real estate	6,553	5,746	2,179
Purchase of securities	(203,684)	(58,254)	(64,605)
Proceeds from sale or maturity of securities	173,493	62,387	49,110
Proceeds from sale of mortgage servicing rights	30	5,839	—
Decrease (increase) in securities held under repurchase agreements	—	25,000	(25,000)
(Increase) decrease in premises and equipment	(4,928)	70	144
(Redemption) purchase of FHLB stock	1,319	(14)	—

Net cash (used in) provided by investing activities	(947)	159,470	1,225

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(40,990)	(112,933)	(123,766)
Repayment of borrowings	—	—	(17,873)
Proceeds from (repayment of) FHLB advances	20,000	(47,120)	47,120
Proceeds from (disbursements of) issuance of Senior Secured note and common stock	12,000	(1)	50

Net cash (used in) by financing activities	(8,990)	(160,054)	(94,469)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,116)	(834)	(11,775)

CASH AND CASH EQUIVALENTS, beginning of period	7,706	8,540	20,315

CASH AND CASH EQUIVALENTS, end of period	$3,590	$7,706	$8,540

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,528	$16,499	$28,155
Income taxes paid	$—	$—	$97
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale to (from) held for investment	$—	$(9,251)	$253,597
Transfers from loans to foreclosed real estate	$5,227	$10,327	$2,242

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Each of the Three Years in Period Ended December 31, 2002

1. Description of Business and Summary of Significant Accounting Policies

        Basis of Presentation and Description of Business-The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (formerly LIFE Financial Corporation)(the "Corporation") and its wholly owned subsidiaries, Pacific Premier Bank (formerly LIFE Bank, Federal Savings Bank) (the "Bank") and Pacific Premier Investment Services, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Corporation, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

        The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (five units or more) mortgages and commercial real estate property and residential construction loans. At December 31, 2002, the Bank had three retail bank branches located in Orange and San Bernardino Counties, California.

        Cash and cash equivalents-Cash and cash equivalents include cash on hand and due from banks. At December 31, 2002, $691,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

        Securities Available for Sale-Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in noninterest income as net gain (loss) on investment securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of capital until realized.

        Securities Held to Maturity-Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

        Participation Contract-The Participation Contract is recorded on the Company's financial statements at December 31, 2002 at $4.9 million. The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

        Emerging Issues Task Force 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20") provides guidance on how transferors that retain an interest in a securitization transaction, and companies that purchase a beneficial interest in such a transaction, should account for interest income and impairment. The EITF concluded that the holder of a beneficial interest should recognize interest income over the life of the investment based on an anticipated yields determined by periodically estimating cash flows. Interest income would be revised prospectively for changes in cash flows. If the fair value of the beneficial interest has declined below its amortized cost and the decline is other-than-temporary, an entity should apply impairment of securities guidance using the fair value method. This method differs significantly from the previously acceptable accounting method whereby impairment was measured using a risk-free rate of return.

        Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract. At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history. Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company's financial statements for the year ended December 31, 2001. The Company commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract. The Company recorded discount accretion of $3.8 million and received cash proceeds of $3.4 million for the year ended December 31, 2002.

        The following table summarizes the factors used in determining the fair value of the Participation Contract at December 31, 2002 and the effects of adverse adjustments to these factors. The key assumptions in valuing the carrying value of the Participation Contract are the weighted average prepayment speed of 33.52%, the weighted average discount rate of 66.75%, and the weighted average default rate of 4.30%. The assumptions used for the prepayment speeds and credit losses are based on the historical performance of each of the three residual mortgage-backed securities. These assumptions and the sensitivity of the value of the Participation Contract to immediate adverse changes in the key assumptions are presented in the following table (dollars in thousands):

	December 31,
	2002	2001
Fair Value of Participation Contract at:	$4,869	$4,428
Prepayment speed assumption:	33.52%	22.87%
Fair value with a 10% adverse change	$4,423	$4,180
Fair value with a 20% adverse change	$4,025	$3,967
Discount rate assumption:	66.75%	68.00%
Fair value with a 100 basis point adverse change	$4,803	$4,344
Fair value with a 200 basis point adverse change	$4,742	$4,276
Credit loss assumption:	4.30%	3.11%
Fair value with a 10% adverse change	$4,610	$4,042
Fair value with a 20% adverse change	$4,332	$3,658

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

Securitization Trusts	1997-2	1997-3	1998-1
	(dollars in thousands)
Securitization Original Balance	$125,000	$250,000	$400,000
At December 31, 2002
Principal Amount of Loans	24,560	57,685	87,957
Credit Loss During the Period	1,579	4,751	2557
Delinquent Principal over 90 days	350	1,083	5,772
At December 31, 2001
Principal Amount of Loans	39,423	88,795	133,452
Credit Loss During the Period	1,555	3,254	980
Delinquent Principal over 90 days	744	2,914	12,136

        The residual assets underlying the Participation Contract began generating a cash flow to the holder of the assets in June 2001.

        Loans Held for Sale—Loans held for sale, consisting primarily of loans secured by one-to-four family residential units, are carried at the lower of cost or market, computed using the aggregate method by asset type. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

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

        Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry trends and other relevant factors in the area in which the Bank's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which are not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain non-homogeneous loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2002, the Bank had $735,000 in a specific allowance on loans.

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

        The Bank sold its loans held for sale as either servicing retained or servicing released. Under the servicing agreements for loans sold with servicing retained, the investor was paid its share of the principal collections together with interest at an agreed-upon rate, which generally differed from the loans' contractual interest rate. The loan-servicing portfolio is comprised of loans owned by the Bank and loans sold by the Bank to other investors on a servicing retained basis.

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

        The Bank evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Bank's periodic evaluation is performed on a desegregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Bank determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 2002 and 2001, the Bank utilized a weighted average prepayment assumption of 20.0% and 18.6%, respectively, and a weighted average discount rate of 13.5%. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

        At December 31, 2000, the Bank serviced in excess of $582 million in mortgage and consumer loans for others. In the first quarter of 2001, the Bank sold the servicing rights of $526 million in loans. A significant portion of the balance of the MSR at December 31, 2000 was sold in these transactions. At December 31, 2002 the Bank had $51,000 in MSR remaining.

        On December 31, 1999, the Company sold its residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The $29.1 million loss is the net of the balance of the Residual Assets sold of $36.7 million plus the mortgage servicing rights of $7.5 million less a $4.3 million reserve for the estimated loss to be incurred on the $14.6 million of sub-performing loans acquired less cash and other considerations totaling $19.4 million. The $19.4 million was comprised of $5.1 million in cash for the residual assets, $3.0 million cash for the credit guaranty, $2.0 million cash for the mortgage servicing rights sold and $9.3 million in other consideration. The other consideration consisted of a contractual right from the purchaser of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities (the "Participation Contract"). The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. The right to receive cash flows under the contract begins after the purchaser recaptures their initial cash investment of $8.1 million, a 15% internal rate of return (the "Hurdle amount"), and $200,000 in servicing fees from the transaction. Additionally, the Company entered into a credit guaranty related to a $14.6 million pool of sub-performing loans in the 1998-1A and 1B securitization whereby the Company guaranteed the difference between the December 1, 1999, unpaid principal balance and the realized value of those loans at final disposition. At December 31, 1999, the Bank estimated the obligation under the credit guaranty at $4.3 million and was included in other liabilities. During 2000, the $14.6 million of sub-performing loans were sold, or otherwise disposed of, for a net loss of $3.9 million, of which $2.6 million was paid to the purchaser under the credit guaranty and applied to reduce the Hurdle Amount to $5.7 million for cash distributions on the Participation Contract. During the year ended December 31, 2000, the Bank recorded a $4.9 million write-down of the Participation Contract as a result of an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank's valuation model. See detailed discussion of valuation of Participation Contract in "Note 1—Participation Contract".

        Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure through a charge to the allowance for estimated loan losses. After foreclosure, valuations are periodically performed by management; and additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

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

        Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of the Participation Contract, foreclosed real estate, and deferred tax assets.

        Comprehensive Income—Beginning in 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No.130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

        Stock-Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation", issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for employee awards and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25.

        Recent Accounting Developments—In calendar year 2001, the Bank has adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

        In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion ("APB") Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. Management believes that the adoption of the statement will not have a material effect on the Company's financial statements.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Company in 2003; however, management does not believe adoption will have a material impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management's opinion, the adoption of this Statement would not have a material impact on the Company's consolidated financial position or results of operations. The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	2002	2001	2000
Net income (loss) to common stockholders:
As reported	$2,878	$(6,052)	$(20,782)
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(49)	—	—

Pro forma	$2,829	$(6,052)	$(20,782)

Basic earnings (loss) per share:
As reported	$2.16	$(4.54)	$(15.58)
Pro forma	$2.12	$(4.54)	$(15.76)
Diluted earnings (loss) per share:
As reported	$1.16	$(4.54)	$(15.58)
Pro forma	$1.14	$(4.54)	$(15.76)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At periodic intervals, both the Office of Thrift Supervision and the Federal Deposit Insurance Corporation routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

        The Bank's actual capital amounts and ratios are also presented in the table. (dollars in thousands)

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2002
Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Core Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tangible Capital (to tangible assets)	16,171	7.03%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%
	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2001
Total Capital (to risk-weighted assets)	$15,380	6.62%	$18,596	8.00%	$23,244	10.00%
Core Capital (to adjusted tangible assets)	12,473	5.06%	9,861	4.00%	12,327	5.00%
Tangible Capital (to tangible assets)	12,473	5.06%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	15,380	5.37%	9,298	4.00%	N.A.	N.A.

        On September 25, 2000, the Corporation consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Corporation, among other things, to contribute $5.2 million of capital to the Bank, not later than December 31, 2000, subject to extension by the OTS. The Corporation was also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

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

        On October 5, 2001 the Bank was notified that it was "significantly undercapitalized" pursuant to the Prompt Corrective Action regulations. On October 25, 2001 the Bank consented to an OTS request to sign a Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver (the "Marketing Agreement"). The Marketing Agreement; among other things, permitted the OTS to provide confidential information about the Bank to perspective acquirers, merger partners or investors to facilitate the possible acquisition of the Bank or possible merger of the Bank with a qualified merger partner. The Bank was requested to enter into the Marketing Agreement due to its significantly undercapitalized designation, the fact the Bank was in violation of the Supervisory Agreement dated September 25, 2000, in violation of the PCA Directive dated March 23, 2001, and the OTS considered the Bank to be in an unsafe and unsound condition.

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

        Since the Bank has been advised that it is in need of more than normal supervision by the OTS, the Bank may not currently pay cash dividends without the prior approval of the OTS.

3.    Investment Securities

        The amortized cost and estimated fair value of securities were as follows at December 31 (in thousands):

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$29,691	$384	$36	$30,039
Mutual Funds	26,244	20	—	26,264
Other securities (FHLB Stock)	1,940	—	—	1,940

Total securities available for sale	$57,875	$404	$36	$58,243

Securities held to maturity:
Participation Contract	$4,869	$2,156	$—	$7,025

Total securities and Participation Contract held to maturity	$4,869	$2,156	$—	$7,025

Total securities and Participation Contract	$62,744	$2,560	$36	$65,268

	December 31, 2001
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Securities available for sale:
Mortgage-backed securities	$8,508	$180	$104	$8,584
Mutual Funds	23,081	343	461	22,963
Other securities (FHLB Stock)	3,112	—	—	3,112

Subtotal	34,701	523	565	34,659

Participation Contract	4,428	—	—	4,428

Total securities and Participation Contract available for sale	$39,129	$523	$565	$39,087

        The Bank, during 2001, did not recognize any unrealized gain on the Participation Contract due to the uncertainties surrounding the asset.

        During 2000, it was management's decision to transfer all held to maturity investment securities to available for, sale due to the increased market risk associated with those securities and the changes in the securities prepayment speeds. An initial write down to market value was recorded at that time, which was not significant, and re-evaluations are made monthly. The unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income (loss).

        The weighted average interest rates on total investment securities, which excludes the Participation Contract, were 4.00% and 5.03% at December 31, 2002 and 2001, respectively.

        At December 31, 2002, $30.0 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, and $26.3 million in mutual funds and $1.9 million of FHLB stock are redeemable with a one-day notice unless pledged for borrowings. At December 31, 2002, $28.1 million of the securities portfolio were pledged as collateral to the FHLB.

4.    Loans Held for Investment

        Loans held for investment consisted of the following at December 31 (in thousands):

	2002	2001
Real estate
Residential:
One-to-four family	$66,750	$160,954
Multi-family	62,511	7,522
Construction and Land	8,387	14,162
Commercial	23,050	6,460
Other loans:
Loans secured by deposit accounts	185	320
Unsecured commercial loans	58	22
Unsecured consumer loans	85	287

Total gross loans	161,026	189,727

Less (plus):
Undisbursed loan funds	2,372	3,990
Deferred loan origination costs-net	(976)	(1,668)
Discounts	430	602
Allowance for estimated loan losses	2,835	4,364

Loans held for investment, net	$156,365	$182,439

        From time to time the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity. Total loans reclassified in 2001 from held to maturity to held for sale had a carrying value of $9.3 million, total lower of cost or market adjustments of $900,000, and a fair market value of $8.4 million.

        The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

        The following summarizes activity in the allowance for loan losses for the year ended December 31 (in thousands):

	2002	2001	2000
Balance, beginning of year	$4,364	$5,384	$2,749
Provision for loan losses	1,133	3,313	2,910
Recoveries	452	343	132
Charge-offs	(3,114)	(4,676)	(407)

Balance, end of year	$2,835	$4,364	$5,384

        The Bank had nonaccrual and nonperforming loans at December 31, 2002, 2001, and 2000 of $5.2 million, $15.2 million, and $22.6 million, respectively. If such loans had been performing in accordance with their original terms, the Bank would have recorded interest income of $12.6 million, $23.0 million, and $39.6 million, respectively, instead of interest income actually recognized of

$12.3 million, $22.0 million, and $38.3 million, respectively, for the years ended December 31, 2002, 2001, and 2000.

        The following summarizes information related to the Bank's impaired loans at December 31 (in thousands):

	2002	2001	2000
Total impaired loans	$5,891	$14,044	$27,070
Related reserves, general and specific, on impaired loans	1,422	2,455	3,350
Average impaired loans for the year	8,779	17,066	11,881
Total interest income recognized on impaired loans	296	539	81

        The Bank is not committed to lend additional funds to debtors whose loans have been modified.

        The Bank is subject to numerous lending-related regulations. Under FIRREA, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of approximately $2.7 million at December 31, 2002. At December 31, 2002, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.7 million.

        There were no loans to or activity with directors and executive officers during the year ended December 31, 2002 or 2001.

5.    Mortgage Banking and Loan Servicing Operations

        Loans serviced for others at December 31, 2002 and 2001 totaled $7.2 million and $19.8 million respectively.

        In connection with mortgage servicing activities, the Bank held funds in trust for others totaling approximately $272,000 and $433,000 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, $266,000 and $433,000, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

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

        The following is a summary of activity in mortgage servicing rights for the year ended December 31 (in thousands):

	2002	2001	2000
Balance, beginning of period	$101	$5,652	$6,431
Additions through originations	—	—	58
Amortization	(20)	(43)	(1,421)
Sale of servicing rights	(30)	(5,508)	—
Adjustment in valuation	—	—	584
Direct write downs	—	—	—

Balance, end of period	$51	$101	$5,652

        The following is a summary of activity in the valuation allowance for mortgage servicing rights for the year ended December 31 (in thousands):

	2002	2001	2000
Balance, beginning of period	$—	$165	$749
Sale of servicing rights	—	—	—
(Reductions) additions	—	(165)	(584)

Balance, end of period	$—	$—	$165

6.    Premises and Equipment

        Premises and equipment consisted of the following at December 31 (in thousands):

	2002	2001
Land	$1,410	$0
Premises	3,140	—
Leasehold improvements	916	2,414
Furniture, fixtures and equipment	4,504	5,071
Automobiles	—	—

Subtotal	9,970	7,485

Less: accumulated depreciation and amortization	(4,559)	(6,301)

Total	$5,411	$1,184

        Depreciation expense was $680,000, $1,176,000, and $1,970,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During the year ended December 31, 2001, premises and equipment had a write down of approximately $655,000 due to abandonment.

7.    Foreclosed Real Estate

        The following summarizes the activity in the real estate owned, net of the allowance, for the year ended December 31 (in thousands):

	2002	2001
Balance, beginning of year	$4,172	$1,683
Additions — foreclosures	5,227	10,327
Sales	(6,003)	(5,281)
Write downs	(969)	(2,557)

Balance, end of year	$2,427	$4,172

        During 2000, the Bank began charging valuation adjustments directly against the property recorded in foreclosed real estate.

8.    Deposit Accounts

        Deposit accounts consisted of the following at December 31, (in thousands):

	2002 Balance	Weighted Average Interest Rate	2001 Balance	Weighted Average Interest Rate
Checking accounts
Noninterest bearing	$6,362	0.00%	$8,653	0.00%
Interest bearing	23,907	1.97%	10,413	1.70%
Passbook accounts	5,539	0.71%	3,606	1.33%
Money market accounts	14,247	2.24%	8,197	3.17%
Certificate accounts:
Under $100,000	103,388	3.18%	155,391	4.01%
$100,000 and over	37,727	3.31%	45,900	4.11%

Total	$191,170	2.81%	$232,160	3.71%

        The aggregate annual maturities of certificate accounts at December 31 are approximately as follows (in thousands):

	2002	2001
Within one year	$105,094	$165,791
One to two years	26,518	28,334
Two to three years	2,441	3,066
Three to four years	2,410	1,438
Four to five years	3,856	1,784
Thereafter	796	878

	$141,115	$201,291

        Interest expense on deposit accounts for the years ended December 31 is summarized as follows (in thousands):

	2002	2001	2000
Checking accounts	$394	$158	$388
Passbook accounts	28	46	63
Money market accounts	216	170	216
Certificate accounts	5,676	14,615	24,905

	$6,314	$14,989	$25,572

9.    Advances from Federal Home Loan Bank and Other Borrowings

        On March 16, 2001 the Bank was notified by the Federal Home Loan Bank (FHLB) that the Bank's borrowing capacity was limited to overnight advances and new borrowings and would require credit committee approval. The advances outstanding at the time of the notice totaled $20 million and were not affected by the change in borrowing status. In January 2002, the Bank received notification from the FHLB that the restrictions were removed and its credit line had been reinstated, the use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. The Bank had $20 million and $0 borrowings with the FHLB at December 31, 2002 and 2001, respectively, the maturities of which consist of $10 million due March 2003 and $10 million due March 2004. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $0 and $64.9 million, certain investment securities of $26.2 million and $0, and FHLB stock of $1.9 million and $3.1 million at December 31, 2002 and 2001, respectively.

        The following table summarizes activities in advances from the FHLB for the years ended December 31:

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Average balance outstanding	$16,257	$15,494	$24,610
Maximum amount outstanding at any month-end during the year	20,000	30,000	47,120
Balance outstanding at end of year	20,000	—	47,120
Weighted average interest rate during the year	3.29%	6.40%	6.52%

        The maturities of FHLB advances are as follows (in thousands):

Year ending December 31:
2003	$10,000
2004	10,000
Thereafter	—

$20,000

        Other borrowings consist of a Senior Secured Note payable to New Life Holdings, LLC at December 31, 2002. The following summarizes activities in other borrowings:

	Year Ended December 31,
	2002	2001
	(dollars in thousands)
Average balance outstanding	$10,899	$—
Maximum amount outstanding at any month-end during the year	11,440	—
Balance outstanding at end of year	11,440	—
Weighted average interest rate during the year	16.98%	0.00%

        In addition to the $12,000,000 Senior Secured Note, issued in January 2002, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share. The closing price of the Company's stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share. The intrinsic value of the warrants at the time of the transaction was $700,000, which was accounted for as an original issue discount. The discount is being amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of December 31, 2002, is $559,872. Interest expense of $1.9 million related to the Senior Secured Note, including $139,968 of discount amortization, was charged to operations for the year ended December 31, 2002. The interest rate on the note is 13% per annum for 2003, escalating to 14% in 2004, 15% in 2005 and 16% in 2006.

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

11.    Income Taxes

        Income taxes for the year ended December 31 consisted of the following (in thousands):

	2002	2001	2000
Current (benefit) provision:
Federal	$(327)	$—	$(389)
State	(5)	(22)	2

	(332)	(22)	(387)

Deferred (benefit) provision:
Federal	(2,013)	(438)	1,190
State	—	1,102	2,200

	(2,013)	664	3,390

Total income tax provision (benefit)	$(2,345)	$642	$3,003

        A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2002	2001	2000
Statutory federal taxes	$(327)	$(1,060)	$(6,045)
State taxes, net of federal income tax benefit	(5)	(223)	(1,271)
Change in valuation allowance	(1,964)	1,692	9,883
Other	(49)	233	436

Total	$(2,345)	$642	$3,003

        Deferred tax assets (liabilities) were comprised of the following at December 31 (in thousands):

	2002	2001
Deferred tax assets:
Depreciation	$429	$1,206
Accrued expenses	58	52
Net operating loss	9,003	7,443
Allowance for loan losses	1,274	1,133
Loans held for sale	88	256
Impairment on Participation Contract	1,667	2,848
Other	223	38

	12,742	12,976

Deferred tax liabilities:
Deferred state taxes	(736)	(632)
Federal Home Loan Bank Stock	(45)	(419)
Other	—	—

	(781)	(1,051)

	11,961	11,925

Less valuation allowance	(9,611)	(11,575)

Net deferred tax asset	$2,350	$350

        At December 31, 2002, a valuation allowance of approximately $9.6 million has been recorded against the deferred tax asset as it is more likely than not that such benefit would not be recognized. The Company has a net operating loss carry forward of approximately $22.7 million for federal income tax purposes which expires through 2020. In addition, the Bank has a net operating loss carryforward of approximately $11.7 million for state franchise tax purposes which expires through 2013. State Net Operating Losses have been suspended for 2002 and 2003. If the Company has an "ownership change" as defined under Internal Revenue Code Section 382, its net operating losses may be subject to limitation. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date.

12.  Commitments, Contingencies and Concentrations of Risk

        Legal Proceedings—In December 1999, certain shareholders of the Corporation filed a federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties. The lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933. A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice. In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California. In December 2002, the Court denied the motion to transfer, dismissed one of the claims, and allowed one of the claims to remain open. The Company intends to vigorously defend against the claim asserted in the litigation.

        During the years ended December 31, 2001 and 2002 the Company was named in six lawsuits alleging various violations of state laws relating to origination fees, interest rates, and other charges. The complaints seek to invalidate the mortgage loans, or make them conform to state laws. The Company has responded to or is in the process of responding to these lawsuits. As of December 31, 2002 there were 3 such lawsuits open that the Company was named in.

        The Company and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

        Lease Commitments—The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2006. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2003	$253
2004	204
2005	174
2006	10
Thereafter	—

$641

        Rental expense under all operating leases totaled $558,000, $675,000, and $1,021,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

        Employment Agreements—The Company and the Bank have negotiated an employment agreement with their Chief Executive Officer. This agreement provides for the payment of a base salary, a bonus based upon performance of the Company, and the payment of severance benefits upon termination.

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

13.  Benefit Plans

        401(k) Plan—The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. The Company will match, at its discretion, 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. The amount of contributions made to the Plan by the Company were approximately $24,000, $40,000, and $80,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        LIFE Financial Corporation 2000 Stock Option Incentive Plan (the Plan)—The Plan is an amendment and restatement of the 1997 Stock Option Plan and the 1996 Stock Option Plan. The Plan authorizes the granting of options equal to 194,600 shares of the common stock, after adjusting for the June 7, 2001 1:5 reverse stock split, for issuances to executives, key employees, officers and directors. The Plan will be in effect for a period of ten years from April 27, 2000, the date the Plan was adopted. Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan will vest at a rate of 33.3% per year. The following is a summary of activity in the 2000 Option Plan during the years ended December 31, 2002 and 2001.

	2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	87,544	16.27	76,844	21.34
Granted	55,000	5.85	27,000	3.51
Exercised	—	—	—	—
Forfeited	(25,172)	18.28	(16,300)	19.04

Options outstanding at the end of the year	117,372	10.96	87,544	16.27

Options exercisable at the end of the year	37,836		32,143
Weighted average remaining contractual life of options outstanding at end of year	8.2 Years		8 Years

        The fair value of options granted under the 2000 Option Plan during 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 139%, risk-free interest rate of 3.72% and 5.2%, respectively and expected average lives of 8 years. Options were granted at an exercise price of $5.85 per share which is equal to the fair market value at date of grant.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 2002 and 2001 totaled $5.0 million and $9.4 million, respectively.

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

	At December 31, 2002
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$3,590	$3,590
Federal funds sold	—	—
Participation Contract	7,025	4,869
Securities available for sale	58,243	58,243
Loans held for sale, net	1,866	1,866
Loans held for investment, net	161,239	156,365
Mortgage servicing rights	51	51
Accrued interest receivable	1,140	1,140
Liabilities:
Deposit accounts	191,873	191,170
FHLB Advances	20,280	20,000
Notes payable	11,440	11,440
Subordinated debentures	1,500	1,500
Accrued interest payable	291	291

	At December 31, 2001
	Estimated Fair Value	Carrying Amount
Assets:
Cash and cash equivalents	$7,206	$7,206
Federal funds sold	500	500
Participation Contract	7,352	4,428
Securities available for sale	34,659	34,659
Loans held for sale, net	4,737	4,737
Loans held for investment, net	189,849	182,439
Mortgage servicing rights	101	101
Accrued interest receivable	1,600	1,600
Liabilities:
Deposit accounts	233,061	232,160
Subordinated debentures	1,500	1,500
Accrued interest payable	88	88

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

        Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of nonperforming loans with a carrying value of approximately $5.2 million and $15.2 million at December 31, 2002 and 2001, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

        Participation Contract—Fair value is estimated using discounted cash flows based on the internal rate of return assigned according to the level of risks and uncertainties of the asset. Further information regarding the Participation Contract is provided in Note 1—Description of Business and Summary of Significant Accounting Policies "Participation Contract". The Participation Contract is recorded on the Company's financial statements at $4.8 million for the year ended December 31, 2002 with an estimated fair value of $7.0 million. The Participation Contract was previously recorded on the Bank's financial statements at $4.4 million for the year ended December 31, 2001with an estimated fair value of $7.3 million. The Company does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Company believes is commensurate with the risks involved.

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

        Other Borrowings and Subordinated Debentures—The carrying amount approximates fair value as the interest rate, based on risk, currently approximates market.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001.

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

	Gain (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2002:
Net gain applicable to loss per share	$2,878
Basic earnings per share
Gain available to common stockholders	2,878	1,333,572	$2.16
Effect of dilutive securities
Stock option plans anti-dilutive		1,143,076
Diluted earnings per share
Gain available to common stockholders	$2,878	2,476,648	$1.16
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the year ended December 31, 2001:
Net loss applicable to loss per share	$(6,052)
Basic per share
Loss available to common stockholders	(6,052)	1,333,630	$(4.54)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(6,052)	1,333,630	$(4.54)
	Loss (numerator)	Shares (denominator)	Per Share Amount
For the Year ended December 31, 2000:
Net loss applicable to loss per share	$(20,782)
Basic per share
Loss available to common stockholders	(20,782)	1,333,646	$(15.58)
Effect of dilutive securities
Stock option plans anti-dilutive		—
Diluted loss per share
Loss available to common stockholders	$(20,782)	1,333,646	$(15.58)

17. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
(Parent company only)
(dollars in thousands)

	At December 31,
	2002	2001
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$629	$133
Loans held for investment	187	107
Foreclosed real estate-net	2	—
Investment in subsidiaries	16,586	12,531
Income Tax Receivable	—	—
Deferred income taxes	2,350	350
Participation Contract	4,869	—
Other assets	468	332

Total Assets	$25,091	$13,453

Liabilities:
Other borrowings	$12,940	$1,500
Accrued expenses and other liabilities	528	4,305

Total Liabilities	13,468	5,805

Total Stockholders' Equity	11,623	7,648

Total Liabilities and Stockholders' Equity	$25,091	$13,453

PACIFIC PREMIER BANCORP, INC.
(Parent company only)
(dollars in thousands)

	For the Year Ended December 31,
	2002	2001	2000
STATEMENTS OF OPERATIONS:
Interest Income	$3,846	$9	$1
Interest Expense	2,061	210	472

Net interest income (loss)	1,785	(201)	(471)

Noninterest Income	326	678	371
Noninterest Expense	517	1,208	884
Equity In Net Earnings (Loss) Of Subsidiaries	(1,042)	(5,632)	(14,353)

Income (Loss) Before Income Tax Provision	552	(6,363)	(15,337)

Income Tax Provision (Benefit)	(2,326)	(311)	5,445

Net Income (Loss)	$2,878	$(6,052)	$(20,782)

PACIFIC PREMIER BANCORP, INC.
(Parent company only)
(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
SUMMARY STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,878	$(6,052)	$(20,782)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of Senior Secured Note	140	—	—
Gain on sale of foreclosed real estate	(270)	(205)	(280)
Equity in net (earnings) loss of subsidiaries	(3,658)	5,632	14,353
Increase (decrease) in accrued expenses and other liabilities	(3,777)	185	979
Increase (decrease) in current and deferred taxes	(2,000)	195	18,109
Decrease (increase) in other assets	(136)	(245)	5,245

Net cash (used in) provided by operating activities	(6,823)	(490)	17,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	44	163	—
Purchase and origination of loans held for investment	(121)	(313)	—
(Gain) loss on sale of loans held for investment	(3)	43	—
Proceeds from the sale of foreclosed real estate	268	356	261
Cash paid to acquire foreclosed real estate	—	—	(128)
Proceeds from Participation Contract	3,390	—	—
Purchase of Participation Contract	(4,428)	—	—
Net accretion on Participation Contract	(3,831)	—	—

Net cash (used in) provided by investing activities	(4,681)	249	133

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments to other borrowings	—	—	(17,873)
Proceeds from issuance of Senior Secured Note and common stock	12,000	(1)	50

Net cash provided by (used in) financing activities	12,000	(1)	(17,823)

Net Increase (Decrease) In Cash And Cash Equivalents	496	(242)	(66)

Cash And Cash Equivalents, Beginning Of Year	133	375	441

Cash And Cash Equivalents, End Of Year	$629	$133	$375

18.    Quarterly Results of Operations (Unaudited)

        The following is a summary of quarterly results for the years ended December 31:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data which reflect the June 2001 1:5 reverse stock split)
2002
Interest income	$5,083	$5,142	$4,445	$4,202
Interest expense	2,285	2,310	2,230	2,085
Provision for estimated loan losses	334	(142)	788	153
Noninterest income	640	50	788	391

Net income (loss)	388	253	2,414	(177)

Earnings (Loss) per share:
Basic	$0.29	$0.19	$1.81	$(0.13)
Diluted	$0.18	$0.10	$0.95	$(0.07)
2001
Interest income	$7,513	$6,470	$5,791	$4,668
Interest expense	5,294	4,526	3,792	2,579
Provision for estimated loan losses	419	788	959	1,147
Noninterest income (loss)	2,069	981	981	(39)

Net (loss)	(6)	(1,251)	(2,735)	(2,060)

(Loss) per share:
Basic	$0.00	$(0.94)	$(2.05)	$(1.55)
Diluted	$0.00	$(0.94)	$(2.05)	$(1.55)

        The loss in the quarter ended September 30, 2001, includes a valuation allowance of $949,000 or $.71 per share that was recorded against the deferred tax asset due to uncertainty of the realizability of the asset.

        The loss in the quarter ended December 31, 2001, includes a write down of fixed assets in the amount of $655,000 or $.49 per share due to the abandonment of surplus equipment.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As reported in the Company's Form 8-K dated February 5, 2002, the Company terminated the relationship with its principal independent accountant Grant Thornton LLP on January 30, 2002. During the Company's two most recent fiscal years up to and through January 30, 2002, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

        Grant Thornton LLP's report on the Company's financial statements for the fiscal years ended December 31, 2000 and 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. The December 31, 1999 report did not contain any uncertainties. However, the December 31, 2000 report did contain an uncertainty regarding the Company's ability to continue as a going concern.

        During the Company's prior fiscal years up to and through January 30, 2002, Grant Thornton LLP did not advise the Company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

        As reported in the Company's Form 8-K dated February 5, 2002, Vavrinek, Trine, Day & Co., LLP was engaged as the Company's independent accountants for the fiscal year ended December 31, 2001, to audit the Company's financial statements.

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

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  (b)
  Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this report:

  (1)
  Consolidated Financial Statements of the Company are included herein at Item 8.

  (2)
  All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits

  (a)
  The following exhibits are filed as part of this report:

3.1	Certificate of Incorporation of Pacific Premier Bancorp, Inc.
3.2	Bylaws of Pacific Premier Bancorp, Inc.
4.0	Stock Certificate of Pacific Premier Bancorp, Inc.*
4.1	Form of Warrants to purchase an aggregate 1,166,400 shares of Common Stock**
10.1	2000 Stock Option Plan****
10.2	Purchase of Residual Securities and Related Servicing—Bear Stearns, Inc. and EMC Mortgage***
10.3	Note and Warrant Agreement**
21.0	Subsidiary information is incorporated herein by reference to "Part I—Subsidiaries"
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
23.2	Consent of Grant Thornton, LLP
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated herein by reference from the Exhibits on Registration Statement Form S-4, filed on January 27, 1997 (Registration No. 333-20497).

**
Incorporated herein by reference to the Registrant's Proxy Statement for the Special Meeting of Stockholders Held January 10, 2002.

***
Incorporated herein by reference from the Exhibits on Registrant's Form 10K/A filed May 1, 2001.

****
Incorporated herein by reference to the Registrant's Form S-8 filed on April 10, 2001.

    (b)
    Reports on Form 8-K—There were no reports on Form 8-K were filed during the first quarter    of 2003:

SIGNATURES

        Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
	By:	/s/ STEVEN R. GARDNER Steven R. Gardner, President and Chief Executive Officer
DATED: March 27, 2003

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer	March 27, 2003
/s/ JOHN SHINDLER John Shindler	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 27, 2003
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Directors	March 27, 2003
/s/ JOHN D. GODDARD John D. Goddard	Director	March 27, 2003
/s/ KENT G. SNYDER Kent G. Snyder	Director	March 27, 2003
/s/ EZRI NAMVAR Ezri Namvar	Director	March 27, 2003
/s/ THOMAS PALMER Thomas Palmer	Director	March 27, 2003
/s/ RICHARD MARR Richard Marr	Director	March 27, 2003

Pacific Premier Bancorp, Inc.,
Annual Report on Form 10-K
for the Year ended December 31, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, Steven R. Gardner, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Pacific Premier Bancorp, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ STEVEN R. GARDNER Steven R. Gardner President and Chief Executive Officer

Pacific Premier Bancorp, Inc.,
Annual Report on Form 10-K
for the Year ended December 31, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        I, John Shindler, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Pacific Premier Bancorp, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003	/s/ JOHN SHINDLER John Shindler Senior Vice President and Chief Financial Officer

QuickLinks

ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7(A) Quantitative and Qualitative Disclosures about Market Risk
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K