Form 10-Q
period 2003-03-31
PACIFIC PREMIER BANCORP INC
filed 2003-05-13
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

☒ Yes        ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of May 7, 2003.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED MARCH 31, 2003

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash and due from banks	$7,766	$3,590
Investment securities available for sale	28,465	56,303
Federal Home Loan Bank Stock, at cost	1,966	1,940
Loans held for sale	1,562	1,866
Loans held for investment, net	174,907	156,365
Accrued interest receivable	1,100	1,140
Foreclosed real estate	1,298	2,427
Premises and equipment	5,520	5,411
Deferred income taxes	2,350	2,350
Participation contract, held to maturity	5,356	4,869
Other assets	2,146	2,017
Total Assets	$232,436	$238,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$6,611	$6,362
Interest bearing:
Transaction accounts	45,669	43,693
Certificates of deposit	144,415	141,115
Total Deposits	196,695	191,170
Borrowings	10,000	20,000
Notes payable, net of discount	11,475	11,440
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	1,788	2,545
Total liabilities	$221,458	$226,655

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 25,000,000 shares authorized; 1,333,572 shares issued and outstanding at March 31, 2003 and December 31, 2002.	$13	$13
Additional paid-in capital; common stock and warrants	43,328	43,328
Accumulated deficit	(32,344)	(32,086)
Accumulated other comprehensive income (loss)	(19)	368
Total stockholders’ equity	$10,978	$11,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,436	$238,278

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2003	March 31, 2002
INTEREST INCOME:
Loans	$2,892	$3,675
Other interest-earning assets	1,137	1,408
Total interest income	4,029	5,083

INTEREST EXPENSE:
Interest-bearing deposits	1,291	1,796
Other borrowings	154	36
Notes Payable	476	400
Subordinated debentures	53	53
Total interest expense	1,974	2,285

NET INTEREST INCOME	2,055	2,798

PROVISION FOR LOAN LOSSES	639	334

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,416	2,464

NONINTEREST INCOME:
Loan servicing fee income	164	276
Bank and other fee income	101	144
Net (loss) gain from loan sales	—	—
Net gain (loss) on investment securities	143	(9)
Other income	231	229
Total noninterest income	639	640

NONINTEREST EXPENSE:
Compensation and benefits	1,144	1,117
Premises and occupancy	347	525
Data processing	99	161
Net loss (gain) on foreclosed real estate	94	(73)
Other expense	629	1,011
Total noninterest expense	2,313	2,741

(LOSS) INCOME BEFORE INCOME TAXES	(258)	363
PROVISION (BENEFIT) FOR INCOME TAXES	—	(25)
NET (LOSS) INCOME	$(258)	$388

INCOME (LOSS) PER SHARE:
Basic (loss) income per share	$(0.19)	$0.29
Diluted (loss) income per share	N.A.	$0.17

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,572
Diluted	N.A.	2,304,201

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net gain	—	—	—	388	—	$388	388
Unrealized gain on investments, net of tax of $13	—	—	—	—	(318)	$(318)	(318)
Total comprehensive income	—	—	—	—	—	$70	—
Capital Contribution Warrants (1)	—	—	700	—	—		700
Balance at March 31, 2002	1,333,572	$13	$43,328	$(34,576)	$(347)		$8,418

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Net loss	—	—	—	(258)	—	$(258)	(258)
Unrealized gain on investments, net of tax of $0	—	—	—	—	(387)	$(387)	(387)
Total comprehensive income	—	—	—	—	—	$(645)	—
Balance at March 31, 2003	1,333,572	$13	$43,328	$(32,344)	$(19)		$10,978

Accompanying notes are an integral part of these consolidated financial statements

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(258)	$388
Adjustments to Net (Loss) Income:
Depreciation expense	130	211
Accretion of discount on notes payable	35	35
Provision for loan losses	639	334
Loss on sale, provision, and write-down of foreclosed real estate	167	146
Net unrealized and realized (loss) gain and accretion on investment securities	126	(8)
(Gain) loss on sale of investment securities available for sale	(144)	9
Proceeds from the sales of and principal payments from loans held for sale	291	127
(Decrease) increase in accrued expenses and other liabilities	(757)	2,120
Increase in other assets	(113)	(643)
Net cash provided by operating activities	116	2,719

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	10,910	24,896
Purchase and origination of loans held for investment	(30,359)	(8,536)
Principal payments on securities	2,176	1,653
Proceeds from sale of foreclosed real estate	1,243	2,311
Purchase of securities	(6,991)	(50,399)
Proceeds from sale or maturity of securities	32,284	17,506
Proceeds from Participation Contract	243	—
Net accretion on Participation Contract	(730)	(913)
(Increase) decrease in premises and equipment	(241)	—
Net cash provided by (used in) investing activities	8,535	(13,482)

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	5,525	(20,186)
(Repayment of) proceeds from FHLB advances	(10,000)	20,000
Proceeds from issuance of Senior Secured note	—	12,000
Net cash (used in) provided by financing activities	(4,475)	11,814

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,176	1,051
CASH AND CASH EQUIVALENTS, beginning of period	3,590	7,706
CASH AND CASH EQUIVALENTS, end of period	$7,766	$8,757

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,943	$1,902

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$281	$1,126

Accompanying notes are and integral part of these consolidated financial statements.

PACIFIC PREMIER BANCOROP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the “Corporation”) and its wholly owned subsidiaries, Pacific Premier Bank, F.S.B. (the “Bank”) and Pacific Premier Insurance Services, doing business as Pacific Premier Investment Services, (the “Insurance Subsidiary”), (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2003.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of  America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain amounts reflected in the 2002 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2003.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective starting with fiscal years beginning after December 15, 2001.  This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the Accounting Principles Board Opinion (“APB”) Opinion No. 17.  The standard also establishes a new method of testing goodwill for impairment.  It requires goodwill to be separately tested for impairment at a reporting unit level.  The amount of goodwill determined to be impaired would be expensed to current operations.  Management believes that the adoption of the statement will not have a material effect on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets.  SFAS No. 143 is effective for the Company in 2003; however, management does not believe adoption will have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management’s opinion, the adoption of this Statement would not have a material impact on the Company’s consolidated financial position or results of operations.  The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) to common stockholders:
As reported	$(258)	$388
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—
Pro forma	$(258)	$388

Basic earnings (loss) per share:
As reported	$(0.19)	$0.29
Pro forma	$(0.19)	$0.29

Diluted earnings (loss) per share:
As reported	N.A.	$0.17
Pro forma	N.A.	$0.17

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2003

Total Capital (to risk-weighted assets)	$17,660	10.87%	$13,001	8.00%	$16,251	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	15,638	6.98%	8,963	4.00%	11,203	5.00%
Tangible Capital (to tangible assets)	15,638	6.98%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	17,660	9.62%	6,500	4.00%	9,751	6.00%

At December 31, 2002

Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tangible Capital (to tangible assets)	16,171	7.03%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%

Note 3 – Issuance of Senior Secured Note

On January 17, 2002 the Corporation closed a transaction with New Life Holdings, LLC, an unrelated third party, (the “Investor”) to issue $12,000,000 in notes and warrants to purchase 1,116,400 shares of the Company’s Common Stock.  In the transaction, the Investor obtained the right to designate three directors to the Boards of the Company and the Bank for certain time periods, as described below.  The Investor appointed Mr. Ezri Namvar as one of the directors of the Company.  Mr. Namvar owns a controlling interest in the Investor as described below.  In addition to Mr. Namvar, the Investor has appointed Messrs. Marr and Palmer to fill the un-expired terms of their predecessors.  Mr. Namvar and his related entities own a 75% interest in U.S. Properties Group LLC in which Mr. Marr’s firm, Charter Holdings LLC serves as the managing member.  Additionally, Mr. Marr serves as development manager, on a fee basis, for several properties that are owned by entities in which Mr. Namvar and his related entities have an equity interest.

Ownership interests in the Investor are held entirely by family members of Mr. Namvar.  Mr. Namvar directly holds a 50 percent ownership share and a 75 percent controlling and voting interest in the Investor.  Mousa Namvar, a brother of Mr. Namvar, holds an 18 percent interest in the Investor.

The sale of the note and warrant was made pursuant to a Note and Warrant Purchase Agreement (the “Agreement”) entered into by the Company and the Investor. The Company issued to the Investor a Senior Secured Note Due 2007 (the “Note”) in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%) and a warrant (the “Warrant”) to purchase up to 1,166,400 shares of the Company’s Common Stock at an exercise price of $.75 per share.  There are currently 233,280 shares of the Warrant which are exercisable with the remaining shares vesting on or before January 17, 2005.  The Company pledged the stock in its subsidiaries and its Participation Contract as collateral to secure the Note.  The Participation Contract is a contractual right from the sale of certain residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities.  During 2002, the Company paid the Investor $1.4 million of interest on the Note.

Note 4 - Capital Contributions through the Issuance of Warrants

In addition to the $12,000,000 Senior Secured Note, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700 thousand, which was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of March 31, 2003, is $525 thousand.  Interest expense of $440 thousand related to the Senior Secured Note, including $26 thousand of discount amortization, was charged to operations for the three months ended March 31, 2003.

Note 5 – Earnings (Loss) Per Share

The table below sets forth the Company’s earnings (loss) per share calculations for the three months ended March 31, 2003 and 2002.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares outstanding for the period. The computations for loss per share assuming dilution for the three months ended March 31, 2003 were anti-dilutive.

Earnings (Loss) per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2003			2002
	Net Loss	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net (Loss) Earnings	$(258)			$388

Basic EPS (Loss) Earnings Available to common stockholders	$(258)	1,333,572	$(0.19)	$388	1,333,572	$0.29
Effect of Warrants and Dilutive Stock Options		—			970,629

Diluted EPS (Loss) Earnings
Available to common stockholders plus assumed conversions	$(258)	N.A.	N.A.	$388	2,304,201	$0.17

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2003 and 2002.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2002 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) Changes in the performance of the financial markets,  (2) Changes in the demand for and market acceptance of the Company’s products and services,  (3) Changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4) The effect of the Company’s policies,  (5) The continued availability of adequate funding sources,  (6) Differences in actual prepayment rates and credit losses as compared to prepayment rates and credit losses assumed by the Company for purposes of its valuation of mortgage derivative securities (the “Participation Contract”), (7) The effect of changes in market interest rates on the spread between the coupon rate and the pass through rate and on the discount rate assumed by the Company in its valuation of its Participation Contract, and  (8) Various legal, regulatory and litigation risks.

GENERAL

The Corporation, a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  Additionally the Corporation owns 100% of the capital stock of the Insurance Subsidiary. The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured up to the $100 thousand maximum amount currently allowable under federal laws by the Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”) its primary federal regulator, and by the FDIC.  The Insurance Subsidiary was organized in 1999 and offers non-deposit and non-FDIC insured investment products such as mutual funds, annuities and insurance.  These products are offered to both Bank and non-Bank customers.  The Insurance Subsidiary has minimal operations.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates three full-service branches located in its market area of San Bernardino and Orange Counties, California.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by apartment buildings and commercial real estate properties as well as the financing of residential construction loans throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

FINANCIAL CONDITION

Total assets of the Company were $232.4 million as of March 31, 2003 compared to $238.3 million as of

December 31, 2002. The $5.9 million or 2.5% decrease in total assets is the result of decreases of $27.8 million and $1.1 million in investment securities and foreclosed real estate, respectively, partially offset by increases in loans held for investment and cash of $18.5 million and 4.2 million, respectively.

Investment Securities

A summary of the Company’s securities as of March 31, 2003 and December 31, 2002 is as follows (dollars in thousands):

	March 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$14,766	$18	$58	$14,726
Mutual Funds	13,718	21	—	13,739
Total securities available for sale	$28,484	$39	$58	$28,465

Securities Held to Maturity:
FHLB Stock	$1,966	$—	$—	$1,966
Participation Contract (1)	5,356	1,340	—	6,696
Total securities held to maturity	$7,322	$1,340	$—	$8,662

Total securities and Participation Contract	$35,806	$1,379	$58	$37,127

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$29,691	$384	$36	$30,039
Mutual Funds	26,244	20	—	$26,264
Total securities available for sale	$55,935	$404	$36	$56,303

Securities Held to Maturity:
FHLB Stock	$1,940	$—	$—	$1,940
Participation Contract (1)	$4,869	$2,156	$—	$7,025
Total securities held to maturity	$6,809	$2,156	$—	$8,965

Total securities and Participation Contract	$62,744	$2,560	$36	$65,268

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001.  The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended March 31, 2003 and March 31, 2002 of $730 thousand and $913 thousand respectively, and received cash proceeds of $243 thousand in the quarter ended March 31, 2003.  There was no cash proceeds received for the quarter ended March 31, 2002.  See the Participation Contract section below for further details.

Loans

Gross loans outstanding totaled $181.6 million at March 31, 2003 compared to $163.1 million at December 31, 2002.  Included in the Bank’s loan portfolio as of March 31, 2003 are $60.6 million of one-to-four family loans of which $10.6 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers and $8.0 million of such loans are secured by junior liens on real estate and are considered high loan-to-value loans. The Bank ceased originating sub-prime loan and high loan-to-value loans products in the years 2000 and 1998, respectively. Currently, the Bank is originating multi-family, commercial and construction loans.

The Bank originated and purchased $30.7 million of loans for the three months ending March 31, 2003.  There were no loan sales in the first quarter of 2003. Principal repayments totaled $11.2 million during this period.

For the three months ending March 31, 2002, the Bank originated $745 thousand and purchased $6.9 million of loans for a total of $7.6 million of production.  Loan production was held to modest levels during the first quarter of 2002 while the Bank continued to staff its Income Property Lending group. There were no loan sales for the three months ending March 31, 2002.  Principal repayments totaled $24.9 million during this period.

During the fourth quarter of 2002 and the first quarter of 2003 the Bank initiated a project involving the re-evaluation of all of its loans 90 days or more past due, which are concentrated in the Banks’ residential loan portfolio.  The project resulted in the Bank aggressively writing down or charging-off various loans during the fourth quarter of 2002 and first quarter of 2003.  The project was completed in April of 2003.  See “Provision for Loan Losses.”

A summary of the Company’s loan originations and principal repayments for the three months ended March 31, 2003 and 2002 are as follows (dollars in thousands):

	For the Three Months ended
	March 31, 2003	March 31, 2002

Beginning balance, gross	$163,097	$195,145
Loans originated:
One to four family	—	—
Multi-Family	26,225	—
Construction and Land	1,150	745
Commercial	1,663	—
Other	—	—
Total loans originated	29,038	745
Loans purchased:
One to four family	303	—
Multi-Family	1,350	3,621
Construction and Land	—	—
Commercial	—	3,258
Total loans purchased	1,653	6,879
Subtotal – Production	30,691	7,624
Total	193,788	202,769
Less:
Principal repayments	11,217	24,860
Net Charge-offs	727	590
Sales of loans	—	32
Transfers to REO	281	1,126
Total Gross loans	181,563	176,161
Ending balance loans held for sale (gross)	1,740	4,978
Ending balance loans held for investment (gross)	$179,823	$171,183

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	March 31, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total

Loan Type:
One-to-four family (1)	$60,823	33.50%	$68,822	42.20%
Multi-family	89,233	49.15%	62,511	38.33%
Commercial	23,324	12.85%	23,050	14.13%
Construction and Land	7,931	4.37%	8,387	5.14%
Other Loans	252	0.13%	327	0.20%
Total Gross loans	$181,563	100.00%	$163,097	100.00%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the three months ended March 31, 2003, the Company allocated a $639 thousand provision for loan losses compared to a $334 thousand provision during the three months ended March 31, 2002.  The increase in the provision is primarily due to charge-offs in the amount of $727 thousand of which $561 thousand is related to the project to re-evaluate all loans that are 90 days or more past due.  The Bank’s Loss Mitigation Department continues collection efforts on loans written-down and charged off to maximize future potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.7 million as of March 31, 2003 and $2.8 million as of December 31, 2002. The allowance for loan losses as a percent of impaired loans was 48.6% and 48.1% as of March 31, 2003 and December 31, 2002, respectively.  Impaired loans totaled $5.2 million at March 31, 2003 and $5.2 million as of December 31, 2002.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including current economic conditions, loan portfolio composition, prior loan loss experience and industry trends.  Given the composition of the Company’s loan portfolio, the $2.7 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2003. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002

Balance, beginning of period	$2,835	$4,364

Provision for loan losses	639	334

Recoveries	195	79
Charge-offs	(922)	(669)
Net charge-offs	(727)	(590)

Balance, end of period	$2,747	$4,108

Composition of Impaired Assets

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At March 31, 2003	At December 31, 2002
Impaired loans:
One to four family	$5,652	$5,844
Multi-family	—	—
Commercial	—	45
Construction	—	—
Other loans	1	2
Specific Allowance	(491)	(644)
Total impaired loans, net	5,162	5,247
REO	1,296	2,426
Total impaired assets, net	$6,458	$7,673

Allowance for loan losses as a percent of gross loans receivable (1)	1.51%	1.74%

Allowance for loan losses as a percent of total impaired loans, gross	48.59%	48.12%

Impaired loans, net of specific allowances, as a percent of gross loans receivable (1)	2.85%	3.22%

Impaired assets, net of specific allowances, as a percent of total assets (2)	2.78%	3.22%

(1)                                  Gross loans include loans receivable held for investment and held for sale.

(2)           Impaired assets consist of impaired loans and REO.

Participation Contract

The Participation Contract is a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $5.4 million at March 31, 2003 compared to $4.9 million at December 31, 2002.  The increase of $487 thousand is due to the net of the discount accretion of $730 thousand, which is included in interest income, and cash flows received of $243 thousand. The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received $3.4 million in 2002 and $243 thousand in the first quarter of 2003.  The Corporation expects to receive future cash flows, based on the model projections, of $12 to $13 million over the next five years.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion is adjusted for any changes in the expected performance of the asset.  The Participation Contract has been pledged as collateral for the Senior Secured Note issued in January 2002.

The table below summarizes the cash flows and discount accretion by quarter:

Quarter Ended	Cash Flow	Discount Accretion

March 31, 2002	$—	$913
June 30, 2002	643	1,186
September 30, 2002	1,589	960
December 31, 2002	1,159	772
March 31, 2003	243	730

The decrease in the cashflow during the quarter ended March 31, 2003 is due to changes made by the Loan Servicer in the timing of charging-off delinquent loans within the 1997-2 and 1997-3 Life Financial Home Loan Owner Trust Securitizations (“Securitization”).  These changes in the timing of loan charge-offs were implemented in the first quarter of 2003 to comply with the requirements of the Securitization documents.  As a result of these changes, cashflows for two of the three residuals were notably lower during the quarter compared to prior quarters.  In April of 2003 the Corporation received $194 thousand.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $226.7 million at December 31, 2002 to $221.5 million at March 31, 2003.  The decrease included an increase of interest bearing deposits of $5.3 million offset by a decrease in FHLB borrowings of $10.0 million.

There were $10.0 million in FHLB Advances as of March 31, 2003 compared to $20.0 million in borrowings at December 31, 2002.  Advances from the FHLB are collateralized by pledges of certain real estate loans and investment securities with an aggregate principal balance of $49.0 million.  The Bank may borrow up to 15% of its assets under the line, which is $33.6 million as of quarter ended March 31, 2003.

In addition, there were $11.5 million in notes payable as of March 31, 2003 compared to $11.4 million in notes payable at December 31, 2002.  The $11.5 million in notes payable is the Senior Secured Note of $12,000,000, net of $525 thousand discount, issued to New Life Holdings, LLC, on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12,000,000 and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis beginning on March 31, 2003.

Total deposits increased by $5.5 million to $196.7 million at March 31, 2003, compared to $191.2 million of deposits at December 31, 2002.  In the first quarter of 2003 the Bank began to realize improved core deposit growth due primarily to its strategy of emphasizing the development of relationships with both small business owners and consumers to increase checking and money market accounts. During the quarter, core deposits increased by $2.2 million and cost of deposits decreased by 24 basis points to 2.63%.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended March 31, 2003 are compared to the quarter and year-to-date ended March 31, 2002 below.

Highlights for the three months ended March 31, 2003 and 2002:

The Company reported net loss of ($258) thousand for the quarter ended March 31, 2003, or ($0.19) per basic and diluted share, compared with net income of $388 thousand, or $0.29 per basic and $0.17 diluted share for the quarter ended March 31, 2002.  Return on average assets for the quarter ended March 31, 2003 was (.43)% compared to .63%

for the same quarter last year.  The Company’s return on average equity for the quarter ended March 31, 2003 was (9.07%) compared to 18.76% for the quarter ended March 31, 2002.

Net loss for the three months ended March 31, 2003 included the discount accretion on the Participation Contract of $730 thousand.  Provision for credit losses was $639 thousand for the three months ended March 31, 2003 compared with $334 thousand for the same period a year ago.

The gain of $388 thousand for the quarter ended March 31, 2002 included discount accretion on the Participation Contract of $913 thousand.

Net Interest Income:

The Company’s net interest income before provision for loan losses decreased 26.5% to $2.1 million for the three months ended March 31, 2003 compared with $2.8 million for the same period a year earlier. Net interest margin for the three months ended March 31, 2003 was 3.67% compared with 4.82% for the same period a year earlier. The decrease is due in part to the accretion of the discount on the Participation Contract partially offset by a decrease in average loan yield of 107 basis points and a decrease in average loans by $17.0 million from the same prior year period.  In addition, the cost of funds decreased 46 basis points and the average interest bearing liabilities decreased $5.1 million from the same prior year period.  The discount accretion included in interest income for the first quarter was $730 thousand and is based on the Company’s projections of the expected performance of the residual assets underlying the contract. However, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses and the rate of prepayment speeds estimated for the loans underlying the residual assets. The reduction in the cost of interest bearing liabilities is due to the Bank’s continued focus on increasing lower cost core deposit accounts, namely consumer and small business transaction accounts as well as  reducing its reliance on higher cost, short term certificates of deposit, and the overall lower interest rate environment.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2003 and 2002.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended March 31, 2003 (unaudited)			Three Months Ended March 31, 2002 (unaudited)
(Dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost

Assets
Interest-earning assets:
Cash and cash equivalents	$1,695	$8	1.89%	$5,165	$36	2.79%
Federal funds sold	—	—	0.00%	421	1	0.95%
Investment securities	53,931	398	2.95%	42,100	458	4.35%
Participation contract	5,055	731	57.84%	3,927	913	93.00%
Loans receivable	163,377	2,892	7.08%	180,395	3,675	8.15%
Total interest-earning assets	224,058	4,029	7.19%	232,008	5,083	8.76%

Non-interest-earning assets	17,815			12,373
Total assets	$241,873			$244,381

Liabilities and Equity
Interest-bearing liabilities:
Interest-bearing deposits	$52,713	$192	1.46%	$33,478	$100	1.19%
Certificate accounts	143,529	1,099	3.06%	184,903	1,696	3.67%
Total interest-bearing deposits	196,242	1,291	2.63%	218,381	1,796	3.29%

FHLB Advances	19,631	154	3.14%	4,667	36	3.09%
Notes payable	11,457	476	16.62%	9,413	400	17.00%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	228,830	1,974	3.45%	233,961	2,285	3.91%

Non-interest-bearing liabilities	1,665			2,149
Total liabilities	230,495			236,110

Equity	11,378			8,271
Total liabilities and equity	$241,873			$244,381

Net interest income		$2,055			$2,798
Net interest rate spread			3.74%			4.86%
Net interest margin			3.67%			4.82%
Ratio of interest-earning assets to interest-bearing liabilities			97.91%			99.17%

Provision for Loan Losses:

Provision for credit losses was $639 thousand for the three months ended March 31, 2003, compared to $334 thousand for the same period a year earlier.  The increase in provision is primarily due to an increase in charge-offs from $590 thousand to $727 thousand for the quarters ended March 31, 2002 and March 31, 2003, respectively, as well as a decrease in impaired loans of $1.2 million during the first quarter of 2002 which resulted in a reduction in provision of $104 thousand for that period.

The increase in charge-offs is due, in part, to the Bank revising its procedures related to the evaluation of secured loans and the establishment of specific allowances beginning in the fourth quarter of 2002.  The revised methodology takes into consideration the Bank’s historic loss experience and the location of the collateral property.  The revised evaluation methodology was performed on all loans 90 days or more past due and was completed in April 2003.  The revised evaluations resulted in the allocation of approximately $186 thousand of specific allowances and $561 thousand of charge-offs of loans secured by first and second liens recorded in the quarter ended March 31, 2003.  The Bank’s Loss Mitigation department continues to pursue all possible avenues of collections on charged-off loans.

Noninterest Income (loss)

Total noninterest income was $638 thousand for the three months ended March 31, 2003 compared with $640 thousand for the same period a year earlier.  The decrease of $112 thousand in loan servicing fee income was offset by a net gain from investment securities of $143 thousand.

Noninterest Expense

Noninterest expenses were $2.3 million for the quarter ended March 31, 2003, compared to $2.7 million for the quarter ended March 31, 2002. The $428 thousand reduction was primarily the result of decreases in other expenses, legal and audit, deposit insurance premiums and premises and occupancy of $135 thousand, $152 thousand, $94 thousand, and $178 thousand respectively.  These reductions were primarily attributable to certain actions taken by management during 2002 to reduce operating expense.  These actions included a reduction in staffing levels, the consolidation and closure of two under-performing depository branches and the relocation of the Company’s corporate headquarters to Costa Mesa, California.  At March 31, 2003,  the Company had 59 full-time equivalent employees compared to 70 at March 31, 2002.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the quarters ended March 31, 2003 and March 31, 2002 was zero and $25 thousand, respectively.  The Company has a consolidated deferred tax asset of $12.0 million on which the Company has established a $9.6 million valuation allowance due to the uncertainty of the realization of the deferred tax asset.  In the future, if the Company returns to sustained profitability, the allowance will be reduced.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While  maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 12.93% and 19.79% for the quarters ended March 31, 2003 and 2002, respectively.

The Corporation’s first quarter cash flow was primarily due to residual payments on the Participation Contract of $243 thousand and the sale of a charge-off property in Hawaii in the amount of $170 thousand.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities,

investing activities and financing activities.  Cash flows provided by operating activities was $116 thousand for the three months ended March 31, 2003, compared to $2.7 million for the three months ended March 31, 2002.  Net cash provided by investing activities was $8.5 million for the three quarters ended March 31, 2003, compared to ($13.5) million for the three months ended March 31, 2002.  Net cash used in financing activities was ($4.5) million for the three months ended March 31, 2002, compared to $11.8 million for the three months ended March 31, 2002.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2003, cash totaled $7.8 million and short-term investments totaled $28.5 million.  The Company has other sources of liquidity  if a need for additional funds arises including the utilization of Federal Home Loan Bank (FHLB) advances.

CAPITAL RESOURCES

The OTS capital regulations require savings institutions to meet three minimum capital requirements: a 1.5% tangible capital ratio, a 3.0% Tier 1 leverage capital ratio and an 8.0% risk-based capital ratio.  The Tier 1 leverage capital requirement has been effectively increased to 4.0% because the prompt corrective action legislation provides that institutions with less than 4.0% Tier 1 leverage capital will be deemed “undercapitalized.”  In addition, the OTS, under the prompt corrective action regulation, can impose various constraints on institutions depending on their level of capitalization ranging from “well capitalized” to “critically undercapitalized.”

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on ending assets at March 31, 2003 and the related OTS requirements to be adequately capitalized and well capitalized.  As of March 31, 2003, the Bank met the capital ratios required to be considered well capitalized.

As of March 31, 2003, the Bank had outstanding commitments to originate or purchase mortgage loans of $749 thousand compared to no commitments as of December 31, 2002.  Other than commitments to originate or purchase mortgage loans, there were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2003 compared to the period ended December 31, 2002 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  There has not been a significant change in the Company’s interest rate risk during the three months ending March 31, 2003.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II.                                                OTHER INFORMATION

Item 1.    Legal Proceedings

There were no material legal proceeding developments during the three-month period ended March 31, 2003.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On April 17, 2003, the Bank was notified by the OTS that its Compliance Plan that addressed safety and soundness issues related to the Bank’s Asset Quality, the Internal Audit function and earnings was approved.  However the OTS has not yet approved the revised 2003-2005 Strategic Business Plan which the OTS has requested to be revised and submitted to them for regulatory non-objection by May 2, 2003.  The Company submitted the revised Business Plan on May 2, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 99.1	Certification of Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
Earnings Release for Quarter Ended March 31, 2003
Dated April 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

May 7, 2003	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer (principal executive officer)

May 7, 2003		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pacific Premier Bancorp, Inc.,

Quarterly Report on Form 10Q

for the Quarter ended March 31, 2003

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

Dated: May 7, 2003	/s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer

Pacific Premier Bancorp, Inc.,

Quarterly Report on Form 10Q

for the Quarter ended March 31, 2003

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

Dated: May 7, 2003	/s/ John Shindler
John Shindler
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002