Form 10-Q
period 2003-06-30
PACIFIC PREMIER BANCORP INC
filed 2003-08-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,333,572 shares of common stock, par value $0.01 per share, were outstanding as of August 8, 2003.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2003

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$5,374	$3,590
Investment securities available for sale	44,907	56,303
Federal Home Loan Bank Stock, at cost	1,621	1,940
Loans held for sale	1,816	1,866
Loans held for investment, net	179,114	156,365
Accrued interest receivable	1,032	1,140
Foreclosed real estate	1,369	2,427
Premises and equipment	5,403	5,411
Deferred income taxes	2,750	2,350
Participation contract, held to maturity	5,379	4,869
Other assets	1,664	2,017
Total Assets	$250,429	$238,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Non-interest bearing	$6,605	$6,362
Interest bearing:
Transaction accounts	49,960	43,693
Certificates of deposit	145,885	141,115
Total Deposits	202,450	191,170
Borrowings	20,800	20,000
Notes payable, net of discount	11,510	11,440
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,301	2,545
Total liabilities	$238,561	$226,655

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 1,333,572 shares issued and outstanding at June 30, 2003 and December 31, 2002.	$13	$13
Additional paid-in capital; common stock and warrants	43,328	43,328
Accumulated deficit	(31,480)	(32,086)
Accumulated other comprehensive income	7	368
Total stockholders’ equity	$11,868	$11,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$250,429	$238,278

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
INTEREST INCOME:
Loans	$3,059	$3,205	$5,951	$6,880
Other interest-earning assets	1,083	1,937	2,220	3,345
Total interest income	4,142	5,142	8,171	10,225

INTEREST EXPENSE:
Interest-bearing deposits	1,250	1,612	2,541	3,408
Other borrowings	100	164	254	202
Notes Payable	479	481	955	881
Subordinated debentures	53	53	106	104
Total interest expense	1,882	2,310	3,856	4,595

NET INTEREST INCOME	2,260	2,832	4,315	5,630

PROVISION (BENEFIT) FOR LOAN LOSSES	42	(142)	681	191

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,218	2,974	3,634	5,439

NONINTEREST INCOME:
Loan servicing fee income	208	190	372	466
Bank and other fee income	107	146	208	290
Net gain (loss) from loan sales	207	(244)	207	(244)
Net gain (loss) on investment securities	—	(6)	143	(15)
Other income (loss)	209	(36)	440	192
Total noninterest income	731	50	1,370	689

NONINTEREST EXPENSE:
Compensation and benefits	1,134	1,116	2,278	2,233
Premises and occupancy	361	486	708	1,012
Data processing	98	126	197	287
Net (gain) loss on foreclosed real estate	(43)	217	51	144
Other expense	933	819	1,562	1,829
Total noninterest expense	2,483	2,764	4,796	5,505

INCOME BEFORE INCOME TAXES	466	260	208	623
(BENEFIT) PROVISION FOR INCOME TAXES	(398)	7	(398)	(18)
NET INCOME	$864	$253	$606	$641

INCOME PER SHARE:
Basic income per share	$0.65	$0.19	$0.45	$0.48
Diluted income per share	$0.34	$0.10	$0.24	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,572	1,333,572	1,333,572
Diluted	2,561,005	2,516,862	2,552,066	2,411,119

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net gain	—	—	—	641	—	$641	641
Unrealized gain on investments, net of tax of $13	—	—	—	—	283	$283	283
Total comprehensive income	—	—	—	—	—	$924	—
Capital Contribution Warrants (1)	—	—	700	—	—		700
Balance at June 30, 2002	1,333,572	$13	$43,328	$(34,323)	$254		$9,272

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Net gain	—	—	—	606	—	$606	606
Unrealized gain on investments, net of tax of $0	—	—	—	—	(361)	$(361)	(361)
Total comprehensive income	—	—	—	—	—	$245	—
Balance at June 30, 2003	1,333,572	$13	$43,328	$(31,480)	$7		$11,868

Accompanying notes are an integral part of these consolidated financial statements

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$606	$641
Adjustments to Net Income:
Depreciation expense	258	411
Accretion of discount on notes payable	70	70
Provision for loan losses	681	191
Loss on sale, provision, and write-down of foreclosed real estate	275	252
Net unrealized and realized gain and accretion on investment securities	222	14
Gain on sale and securitization of loans held for sale	—	(183)
(Gain) loss on sale of investment securities available for sale	(144)	15
Proceeds from the sales of and principal payments from loans held for sale	170	1,710
Change in current and deferred income tax receivable	(400)	—
(Decrease) increase in accrued expenses and other liabilities	(244)	1,350
Decrease (increase) in other assets	417	(490)
Net cash provided by operating activities	1,911	3,981

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	40,079	76,004
Purchase, origination and advances of loans held for investment	(64,505)	(22,764)
(Gain) loss on sale of loans held for investment	(207)	449
Net accretion on Participation Contract	(1,556)	(2,099)
Principal payments on securities	3,664	4,180
Proceeds from sale of foreclosed real estate	1,866	3,510
Purchase of securities	(24,991)	(123,069)
Proceeds from sale or maturity of securities	32,284	63,361
Proceeds from Participation Contract	1,046	643
Proceeds from sale of mortgage servicing rights	—	30
Purchase of premises and equipment	(255)	(4,268)
Redemption of FHLB stock	368	—
Net cash used in investing activities	(12,207)	(4,023)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	11,280	(31,631)
Proceeds from FHLB advances	800	20,000
Proceeds from issuance of Senior Secured note	—	12,000
Net cash provided by financing activities	12,080	369

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,784	327
CASH AND CASH EQUIVALENTS, beginning of period	3,590	7,706
CASH AND CASH EQUIVALENTS, end of period	$5,374	$8,033

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$3,682	$3,664
Income taxes paid	$2,400	$7,200

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$1,083	$2,362
Transfer loans from held for investment	$563	$—

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCOROP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three and six months ended June 30, 2003 and 2002.  Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the  results that may be expected for any other interim period or the full year ending December 31, 2003.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring),” which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our financial condition or operating results.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which requires that most financial services companies subject their intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 had no impact on our financial condition or operating results.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board

(“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.  The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) to common stockholders:
As reported	$864	$253	$606	$641
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—	—	—
Pro forma	$864	$253	$606	$641

Basic earnings (loss) per share:
As reported	$0.65	$0.19	$0.45	$0.48
Pro forma	$0.65	$0.19	$0.45	$0.48

Diluted earnings (loss) per share:
As reported	$0.34	$0.10	$0.24	$0.27
Pro forma	$0.34	$0.10	$0.24	$0.27

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our financial condition or operating results.

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
At June 30, 2003

Total Capital (to risk-weighted assets)	$18,422	10.96%	$13,452	8.00%	$16,815	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	16,497	6.81%	9,683	4.00%	12,104	5.00%
Tangible Capital (to tangible assets)	16,497	6.81%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	18,422	9.81%	6,726	4.00%	10,089	6.00%

At December 31, 2002

Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tangible Capital (to tangible assets)	16,171	7.03%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%

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

The sale of the note and warrant was made pursuant to a Note and Warrant Purchase Agreement (the “Agreement”) entered into by the Corporation and the Investor. The Corporation issued to the Investor a Senior Secured Note Due 2007 (the “Note”) in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%) and a warrant (the “Warrant”) to purchase up to 1,166,400 shares of the Company’s Common Stock at an exercise price of $.75 per share.  There are currently 233,280 shares of the Warrant which are exercisable with the remaining shares vesting on or before January 17, 2005.  The Corporation pledged the stock in its subsidiaries and its Participation Contract, which is substantially all of its assets, as collateral to secure the Note.  The Participation Contract is a contractual right from the sale of certain residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities.  During 2002, the Corporation paid the Investor $1.4 million of interest on the Note.  The Corporation has paid $768 thousand of interest on the note to the Investor in the first half of 2003.

Note 4 - Capital Contributions through the Issuance of Warrants

In addition to the $12,000,000 Senior Secured Note, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700 thousand, which was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of June 30, 2003, is $490 thousand.  Interest expense of $955 thousand related to the Senior Secured Note, including $70 thousand of discount amortization and $52 thousand of issuance cost amortization, was charged to operations for the six months ended June 30, 2003.

Note 5 – Earnings (Loss) Per Share

The tables below set forth the Company’s earnings per share calculations for the three and six months ended June 30, 2003 and 2002.

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

Earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net Earnings	$864			$253

Basic EPS Earnings Available to common stockholders	$864	1,333,572	$0.65	$253	1,333,572	$0.19
Effect of Warrants and Dilutive Stock Options	—	1,227,433		—	1,183,290

Diluted EPS Earnings
Available to common stockholders plus assumed conversions	$864	2,561,005	$0.34	$253	2,516,862	$0.10

	For the Six Months Ended June 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount

Net Earnings	$606			$641

Basic EPS Earnings Available to common stockholders	$606	1,333,572	$0.45	$641	1,333,572	$0.48
Effect of Warrants and Dilutive Stock Options	—	1,218,494		—	1,077,547

Diluted EPS Earnings
Available to common stockholders plus assumed conversions	$606	2,552,066	$0.24	$641	2,411,119	$0.27

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2003 and 2002.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2002 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) Changes in the performance of the financial markets,  (2) Changes in the demand for and market acceptance of the Company’s products and services,  (3) Changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4) The effect of the Company’s policies,  (5) The continued availability of adequate funding sources,  (6) Differences in actual prepayment rates and loan losses as compared to prepayment rates and loan losses assumed by the Company for purposes of its valuation of mortgage derivative securities (the “Participation Contract”), (7) The effect of changes in market interest rates on the spread between the coupon rate and the pass through rate and on the discount rate assumed by the Company in its valuation of its Participation Contract, and  (8) Various legal, regulatory and litigation risks.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates three full-service branches located in its market area of San Bernardino and Orange Counties, California.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by multi-family and commercial real estate properties as well as the financing of residential construction loans throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses”.

FINANCIAL CONDITION

Total assets of the Company were $250.4 million as of June 30, 2003 compared to $238.3 million as of December 31, 2002. The $12.1 million or 5.1% increase in total assets is primarily the result of a $22.8 million increase in loans held for investment, which was partially offset by an $11.4 million decrease in investment securities classified as available for sale.

Investment Securities

A summary of the Company’s securities as of June 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

	June 30, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$13,182	$16	$19	$13,179
Mutual Funds (2)	31,718	10	—	31,728
Total securities available for sale	$44,900	$26	$19	$44,907

Securities Held to Maturity:
FHLB Stock	$1,621	$—	$—	$1,621
Participation Contract (3)	5,379	1,997	—	7,376
Total securities held to maturity	$7,000	$1,997	$—	$8,997

Total securities and Participation Contract	$51,900	$2,023	$19	$53,904

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$29,691	$384	$36	$30,039
Mutual Funds (2)	26,244	20	—	$26,264
Total securities available for sale	$55,935	$404	$36	$56,303

Securities Held to Maturity:
FHLB Stock	$1,940	$—	$—	$1,940
Participation Contract (3)	$4,869	$2,156	$—	$7,025
Total securities held to maturity	$6,809	$2,156	$—	$8,965

Total securities and Participation Contract	$62,744	$2,560	$36	$65,268

(1)                                  Mortgage-backed securities consists of two instruments:  A collateralized mortgage obligation (CMO) secured by the Federal Home Loan Mortgage Corporation (FHLMC) with a carrying value of $9.4 million and a CMO secured by the Veteran’s Administration with a carrying value of $3.8 million.

(2)                                  The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20 percent risk-weighting capital category for the quarter ended June 30, 2003.

(3)                                  Effective January 17, 2002, the Corporation purchased the Participation Contract from the Bank for $4.4 million.  The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities.  The Corporation  does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved.   A discount rate of 40 percent has been continuously utilized since December 31, 2000 in estimating the Participation Contract’s fair value. See “Participation Contract” for further details.

Investment Securities by Contractual Maturity
As of 06/30/03

	One Year or Less		More than One to Five Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

Mortgage-backed Securities	0	0.00%	0	0.00%	13,179	4.06%	13,179	4.06%

Mutual fund	31,728	2.62%	0	0.00%	0	0.00%	31,728	2.62%

Other (FHLB Stock)	1,621	4.69%	0	0.00%	0	0.00%	1,621	4.69%

Participation Contract	5,379	59.72%	0	0.00%	0	0.00%	5,379	59.72%

	38,728	10.64%	0	0.00%	13,179	4.06%	51,907	8.97%

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001.  The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended June 30, 2003 and June 30, 2002 of $826 thousand and $1.2 million, respectively, and received cash proceeds for the quarters ended June 30, 2003 and June 30, 2002 of $803 thousand and $643 thousand, respectively.  See “Participation Contract” for further details.

Loans

Gross loans outstanding totaled $185.3 million at June 30, 2003 compared to $163.1 million at December 31, 2002.  Included in the Bank’s loan portfolio as of June 30, 2003 are $52.1 million of one-to-four family loans of which $9.6 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers and $7.3 million of such loans are secured by junior liens on real estate and are considered high loan-to-value loans. The Bank ceased originating sub-prime loans and high loan-to-value loans in the years 2000 and 1998, respectively. Currently, the Bank is originating multi-family, commercial real estate and residential construction loans.

The Bank originated and purchased $64.2 million of loans for the six months ending June 30, 2003.  There were loan sales totaling $8.9 million in the first six months of 2003.  The $8.9 million loan sale was comprised entirely of commercial real estate secured loans which were 100% risk-weighted pursuant to applicable capital requirements and were sold as part of Managements’ strategy to actively monitor and manage the Bank’s capital ratios.  Principal repayments totaled $31.0 million during this period.

For the six months ending June 30, 2002, the Bank originated and purchased $21.3 million of loans.  Loan production was held to modest levels during the first quarter of 2002 while the Bank continued to staff its Income Property Lending group. There were loan sales of $33.8 million for the six months ending June 30, 2002 compared to $8.9 million in the six months ended June 30, 2003.  The loan sales in 2002 were comprised of one-to-four family loans which had been originated by the Bank in prior periods.  Principal repayments totaled $44.0 million during this period.

During the fourth quarter of 2002 and the first quarter of 2003 the Bank initiated a project involving the re-evaluation of all of its loans 90 days or more past due, which are concentrated in the Banks’ one-to-four family loan portfolio.  The project resulted in the Bank writing down or charging-off various loans during the fourth quarter of 2002 and first quarter of 2003.  The project was completed in April of 2003.  See “Provision for Loan Losses.”

A summary of the Company’s loan originations and principal repayments for the six months ended June 30, 2003 and 2002 are as follows (dollars in thousands):

	For the Six Months ended
	June 30, 2003	June 30, 2002

Beginning balance, gross	$163,097	$195,145
Loans originated:
One to four family	—	—
Multi-Family	58,142	2,995
Construction and Land	1,150	1,015
Commercial	2,663	—
Other	—	—
Total loans originated	61,955	4,010
Loans purchased:
One to four family	864	173
Multi-Family	1,350	6,641
Construction and Land	—	650
Commercial	—	9,819
Total loans purchased	2,214	17,283
Subtotal – Production	64,169	21,293
Total	227,266	216,438
Less:
Principal repayments	31,044	43,958
Net Charge-offs	860	1,095
Sales of loans	8,938	33,796
Transfers to REO	1,083	2,362
Total Gross loans	185,341	135,227
Ending balance loans held for sale (gross)	1,996	3,024
Ending balance loans held for investment (gross)	$183,345	$132,203

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	June 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total

Loan Type:
One-to-four family (1)	$52,077	28.10%	$68,822	42.20%
Multi-family	110,633	59.69%	62,511	38.33%
Commercial	15,842	8.55%	23,050	14.13%
Construction and Land	6,566	3.54%	8,387	5.14%
Other Loans	223	0.12%	327	0.20%
Total Gross loans	$185,341	100.00%	$163,097	100.00%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the six months ended June 30, 2003, the Company recognized a $681 thousand provision for loan losses compared to a $191 thousand provision during the six months ended June 30, 2002.  The increase in provision is primarily due to  net charge-offs in the amount of $727 thousand in the first quarter of 2003 and $133 thousand in the second quarter of 2003. Net charge-offs totaled $860 thousand for the six months ended June 30, 2003 with $561 thousand of this amount attributable to a project initiated in the fourth quarter of 2002 to re-evaluate all loans 90 days or more past due and to write-

down or charge-off the loans based on the findings of this analysis, if so warranted.  The Bank’s Loss Mitigation Department continues collection efforts on loans written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.7 million as of June 30, 2003 and $2.8 million as of December 31, 2002. The allowance for loan losses as a percent of impaired loans was 70.7% and 48.1% as of June 30, 2003 and December 31, 2002, respectively.  Impaired loans totaled $3.3 million at June 30, 2003 and $5.2 million as of December 31, 2002.   As of June 30, 2003, $536 thousand of the total allowance was deemed as unallocated.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including prior loan loss experience, current economic conditions and loan portfolio composition.  Given the composition of the Company’s loan portfolio, the $2.7 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2003. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance, beginning of period	$2,747	$4,108	$2,835	$4,364

Provision for loan losses	42	(142)	681	191

Recoveries	86	116	281	196
Charge-offs	(219)	(622)	(1,141)	(1,291)
Net charge-offs	(133)	(506)	(860)	(1,095)

Balance, end of period	$2,656	$3,460	$2,656	$3,460

Composition of Impaired Assets

The table below summarizes the Company’s composition of impaired assets as of the dates indicated:

	At June 30, 2003	At December 31, 2002
Impaired loans: (1)
One-to-four family	$3,757	$5,844
Multi-family	—	—
Commercial	—	45
Construction	—	—
Other loans	—	2
Specific Allowance	(450)	(644)
Total impaired loans, net	3,307	5,247
REO	1,369	2,427
Total impaired assets, net	$4,676	$7,674

Impaired Loan Status: (1)
90+ Days Delinquent	$3,266	$5,405
Bankruptcy within last 6 months	440	486
Delinquent Tax Status	51	—
Total impaired loans, gross	$3,757	$5,891

Allowance for loan losses as a percent of gross loans receivable (2)	1.43%	1.74%

Allowance for loan losses as a percent of total impaired loans, gross	70.69%	48.12%

Impaired loans, net of specific allowances, as a percent of gross loans receivable (2)	1.78%	3.22%

Impaired assets, net of specific allowances, as a percent of total assets (3)	1.87%	3.22%

(1)          Impaired loans are defined as:

•                  90+ Days delinquent

•                  Bankruptcy filing within last 6 months and still accruing interest

•                  Delinquent tax status where tax sale is imminent within 12 months and account still accruing interest

(2)          Gross loans include loans receivable held for investment and held for sale.

(3)          Impaired assets consist of impaired loans and REO.

Participation Contract

The Participation Contract is a contractual right of the Corporation to receive from the purchasers of the Banks’ residual mortgage-backed securities 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $5.4 million at June 30, 2003 compared to $4.9 million at December 31, 2002.  The increase of $510 thousand is due to the net of the discount accretion of $1.6 million, which is included in interest income, and cash flows received of $1.0 million. The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.  The cash flow model estimated the fair value of the Participation Contract to be $7.4 million at June 30, 2003.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after permanent write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received $3.4 million in 2002, $243 thousand in the first quarter of 2003 and $803 thousand in the second quarter of 2003.  The Corporation expects to receive future cash flows, based on the model projections, of $11 to $13 million over the next five years.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the estimated fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion is adjusted for any changes in the expected performance of the asset.  The Participation Contract has been pledged as collateral for the Senior Secured Note issued in January 2002.

The table below summarizes the cash flows and discount accretion, of the Participation Contract, by quarter:

Quarter Ended	Cash Flow	Discount Accretion

March 31, 2002	—	913
June 30, 2002	643	1,186
September 30, 2002	1,589	960
December 31, 2002	1,159	772
March 31, 2003	243	730
June 30, 2003	803	826

Life-to-Date	4,437	5,387

The decrease in the cashflow during the quarter ended March 31, 2003 is due to changes made by the Loan Servicer in the timing of charging-off delinquent loans within the 1997-2 and 1997-3 Life Financial Home Loan Owner Trust Securitizations (“Securitization”), which comprise two of the three residual assets of the Participation Contract.  These changes in the timing of loan charge-offs were implemented in the first quarter of 2003 to comply with the requirements of the Securitization documents.  As a result of these changes, cashflows for two of the three residuals were higher in the quarter ended June 30, 2003 than the quarters ended March 31, 2003 and June 30, 2002.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $226.7 million at December 31, 2002 to $238.6 million at June 30, 2003.  The increase is primarily due to increases in deposits and FHLB borrowings of $11.3 million and $800 thousand, respectively.

There were $20.8 million in FHLB advances as of June 30, 2003 compared to $20.0 million in such borrowings at December 31, 2002.  Advances from the FHLB are collateralized by pledges of certain real estate loans and investment securities with an aggregate principal balance of $59.6 million.  The Bank may borrow up to 15% of its assets under the line, which amounted to $36.3 million as of June 30, 2003.

In addition, there were $11.5 million in notes payable as of June 30, 2003 compared to $11.4 million in notes payable at December 31, 2002.  The $11.5 million in notes payable consists of the Senior Secured Note of $12,000,000, net of $490 thousand discount, issued to New Life Holdings, LLC, on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12,000,000 and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis beginning on March 31, 2003, with an interest rate of 13% per annum for 2003,

14% in 2004, 15% in 2005 and 16% in 2006.  The current quarterly interest payment is $390 thousand.  All principal is due January 17, 2007, but principal may be prepaid at the option of the Company in whole or in part.

Deposits increased by $11.3 million to $202.5 million at June 30, 2003, compared to $191.2 million of deposits at December 31, 2002.  In the second quarter of 2003, the Bank continued to realize improved core deposit growth, begun in the first quarter of 2003, due primarily to its strategy of emphasizing the development of relationships with both small business owners and consumers to increase checking and money market accounts. During the six months ended June 30, 2003, core deposits increased by $11.3 million and cost of deposits decreased by 54 basis points to 2.58%.  The significant decline in market rates brought about by the decrease in short term rates set by the Federal Reserve Board caused the average rates paid on deposits to decline.

Total stockholder’s equity increased $245 thousand to $11.9 million at June 30, 2003, compared to $11.6 million at December 31, 2002.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended June 30, 2003 are compared to the quarter and year-to-date ended June 30, 2002 below.

Highlights for the three and six months ended June 30, 2003 and 2002:

The Company reported net income of $864 thousand for the quarter ended June 30, 2003, or $0.65 per basic and $0.34 per diluted share, compared with net income of $253 thousand, or $0.19 per basic and $0.10 diluted share for the quarter ended June 30, 2002.  For the six months ended June 30, 2003, the Company reported net income of $606 thousand compared to $641 thousand for the six months ended June 30, 2002, or net income of $0.24 per diluted share for the six months ended June 30, 2003 compared to $0.27 per diluted share for the six months ended June 30, 2002.  Return on average assets for the six months ended June 30, 2003 was .51% compared to .52% for the same period last year.  The Company’s return on average equity for the six months ended June 30, 2003 was 10.77% compared to 15.26% for the same period last year.

Net income for the three and six months ended June 30, 2003 included the discount accretion on the Participation Contract of $826 thousand and $1.6 million, respectively.    Provision for loan losses was $42 thousand for the three months ended June 30, 2003 compared with a benefit of $142 thousand for the same period a year ago.  For the six months ended June 30, 2003 the provision for loan losses was $681 thousand compared to $191 thousand for the same period last year.

The Company sold $8.9 million of commercial real estate secured loans for a net gain of $207 thousand in the quarter ended June 30, 2003.

Net Interest Income

The Company’s net interest income before provision for loan losses decreased 20.2% to $2.3 million for the three months ended June 30, 2003 compared with $2.8 million for the same period a year earlier. Net interest margin for the three months ended June 30, 2003 was 4.15% compared with 4.85% for the same period a year earlier. The decrease is primarily due to a 19.4% reduction in other interest-earning assets which is primarily the result of a 45.8% reduction in the average balance of investment securities held by the Company.  Average loan yield declined by 130 basis points while the average loan balance increased by $20.0 million from the same prior year period. The decrease in loan yield is in part the result of the Company’s origination of higher credit quality loan products, which carry an overall lower interest rate than the Bank’s one-to-four family loan portfolio as well as the prepayments within the one-to-four family loan portfolio since June 30, 2002.  In addition, the cost of funds decreased 50 basis points and average interest-bearing liabilities decreased $15.5 million from the same prior year period.  The discount accretion included in interest income for the second quarter ended June 30, 2003 and June 30, 2002 was $826 thousand and $1.2 million, respectively.  The discount accretion is based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract.

For the six months ended June 30, 2003, net interest income before provision for loan losses decreased 23.4% to $4.3 million compared with $5.6 million for the same period a year earlier.  Net interest margin for the six months ended

June 30, 2003 was 3.91% compared with 4.82% for the same period a year earlier.  The decrease is primarily due to a 20.1% reduction in other interest-earning assets which is primarily the result of a 16.9% reduction and 86.5% reduction in the average balance of investment securities and cash held by the Company.  Average loan yield declined by 113 basis points while the average loan balance increased by $915 thousand from the same prior year period.  In addition, the cost of funds decreased 48 basis points and average interest-bearing liabilities decreased $10.4 million from the same prior year period.  The discount accretion included in interest income for the six months ended June 30, 2003 and June 30, 2002 was $1.6 million and $2.1 million, respectively.  The discount accretion is based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract. However, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses and the rate of prepayment speeds estimated for the loans underlying the residual assets. The reduction in the cost of interest-bearing liabilities is due to the Bank’s continued focus on increasing lower cost core deposit accounts, namely consumer and small business transaction accounts as well as the overall lower interest rate environment.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2003 and 2002.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	(unaudited)			(unaudited)
(Dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$326	$5	6.13%	$6,195	$36	2.32%
Federal funds sold	—	—	0.00%	330	1	1.21%
Investment securities	35,202	252	2.86%	64,930	714	4.40%
Participation contract	5,359	826	61.65%	5,646	1,186	84.02%
Loans receivable	177,190	3,059	6.91%	156,274	3,205	8.20%
Total interest-earning assets	218,077	4,142	7.60%	233,375	5,142	8.81%

Non-interest-earning assets	17,056			13,167
Total assets	$235,133			$246,542

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$54,416	$189	1.39%	$40,689	$164	1.61%
Certificate accounts	143,714	1,061	2.95%	164,298	1,448	3.53%
Total interest-bearing deposits	198,130	1,250	2.52%	204,987	1,612	3.15%

FHLB Advances	11,313	100	3.54%	20,105	164	3.26%
Notes payable	11,492	479	16.67%	11,348	481	16.95%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	222,435	1,882	3.38%	237,940	2,310	3.88%

Non-interest-bearing liabilities	1,589			2,334
Total liabilities	224,024			240,274

Equity	11,109			6,268
Total liabilities and equity	$235,133			$246,542

Net interest income		$2,260			$2,832
Net interest rate spread			4.22%			4.93%
Net interest margin			4.15%			4.85%
Ratio of interest-earning assets to interest-bearing liabilities			98.04%			98.08%

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	(unaudited)			(unaudited)
(Dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$767	$13	3.39%	$5,682	$71	2.50%
Federal funds sold	—	—	0.00%	375	3	1.60%
Investment securities	44,515	651	2.92%	53,578	1,172	4.37%
Participation contract	5,211	1,556	59.72%	4,791	2,099	87.62%
Loans receivable	170,322	5,951	6.99%	169,407	6,880	8.12%
Total interest-earning assets	220,815	8,171	7.40%	233,833	10,225	8.75%

Non-interest-earning assets	17,675			12,773
Total assets	$238,490			$246,606

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$53,558	$381	1.42%	$37,103	$264	1.42%
Certificate accounts	143,622	2,160	3.01%	174,544	3,144	3.60%
Total interest-bearing deposits	197,180	2,541	2.58%	211,647	3,408	3.22%

FHLB Advances	15,450	254	3.29%	12,429	201	3.24%
Notes payable	11,474	955	16.65%	10,386	881	16.97%
Subordinated debentures	1,500	106	14.13%	1,500	105	14.01%
Total interest-bearing liabilities	225,604	3,856	3.42%	235,962	4,595	3.89%

Non-interest-bearing liabilities	1,634			2,242
Total liabilities	227,238			238,204

Equity	11,252			8,402
Total liabilities and equity	$238,490			$246,606

Net interest income		$4,315			$5,630
Net interest rate spread			3.98%			4.86%
Net interest margin			3.91%			4.82%
Ratio of interest-earning assets to interest-bearing liabilities			97.88%			99.10%

The following table sets forth the Company’s rate and volume variances for the three and six months ended June 30, 2003.

	Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 Increase (decrease) due to			Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$(55)	$24	$(31)	$(77)	$19	$(58)
Federal Funds	(1)	—	(1)	(2)	(1)	(3)
Participation Contract	(58)	(302)	(360)	(176)	(345)	(521)
Investment securities	(262)	(200)	(462)	171	(714)	(543)
Loans receivable, net (1)	398	(544)	(146)	37	(966)	(929)
Total interest earning assets	22	(1,022)	(1,000)	(47)	(2,007)	(2,054)

Interest bearing liabilities:
Passbook accounts, money market, and checking	50	(25)	25	117	—	117
Certificate accounts	(169)	(218)	(387)	(509)	(475)	(984)
Borrowings	(77)	13	(64)	50	3	53
Notes Payable	6	(8)	(2)	91	(16)	75
Total interest bearing deposits	(190)	(238)	(428)	(251)	(488)	(739)

Change in net interest income	$212	$(784)	$(572)	$204	$(1,519)	$(1,315)

Rate = (New Rate - Old Rate) x Old Volume

Volume/Rate = (New Volume - Old Volume) x (New Rate - Old Rate)

Volume/Rate total  is allocated proportionately to volume and rate based on the absolute value of the volume and rate changes.

Provision for Loan Losses:

For the three months ended June 30, 2003, provision for loan losses was $42 thousand compared to a benefit of $142 thousand for the same period in 2002. The increase in provision is primarily due to charge-offs in the amount of $133 thousand in the second quarter of 2003 compared to the benefit recorded in the second quarter of 2002 which was the result of loan sales totaling $33.8 million.

Provision for loan losses was $681 thousand for the six months ended June 30, 2003, compared to $191 thousand for the same period in 2002. The increase in provision is primarily due to charge-offs in the amount of $727 thousand in the first quarter of 2003 and $133 thousand in the second quarter of 2003. Charge-offs totaled $860 thousand for the six months ended June 30, 2003 with $561 thousand of this amount attributable to a project initiated in the fourth quarter of 2002 to re-evaluate all loans 90 days or more past due and to write-down or charge-off the loans based on the findings of this analysis, if so warranted.  The Bank’s Loss Mitigation Department continues collection efforts on loans written-down and/or charged-off to maximize potential recoveries.

Noninterest Income (loss)

Total noninterest income was $731 thousand and $1.4 million for the three and six months ended June 30, 2003, respectively, compared with $50 thousand and $689 thousand for the same periods a year earlier.  The increase in 2003 was primarily due to a $143 thousand gain on investment securities, a $207 thousand gain on sale of $8.9 million of commercial real estate secured loans and the gain of $279 thousand from the sale of two assets that were previously written-off.

Noninterest Expense

Noninterest expenses were $2.5 million for the quarter ended June 30, 2003, compared to $2.8 million for the quarter ended June 30, 2002. The $281 thousand reduction was primarily the result of decreases in premises and occupancy and gains on foreclosed real estate of $125 thousand and $260 thousand, respectively, which were partially offset by an increase in other expenses of $114 thousand.  Additionally, during the quarter, $300 thousand was added to the Corporation’s provision in connection with its potential litigation expenses.  See “Legal Proceedings.”

Noninterest expenses were $4.8 million for the six months ended June 30, 2003, compared to $5.5 million for the six months ended June 30, 2002.  The $709 thousand decrease is the result of actions taken by management during 2002 to reduce overall operating expenses. These actions included, but are not limited to, consolidation of the Bank’s two smallest depository branches into its largest branch and the relocation of the Company’s corporate headquarters during the second and third quarters of 2002, respectively.

At June 30, 2003, the Company had 62.0 full-time equivalent employees compared to 62.5 at June 30, 2002.

Provision (Benefit) for Income Taxes

The Company reported a benefit for income taxes for the quarter ended June 30, 2003 of $398 thousand compared to a provision of $7 thousand for the quarter ended June 30, 2002.  The Bank reversed $400 thousand of a deferred tax valuation allowance during the quarter. The Company has a consolidated deferred tax asset of $12.0 million on which the Company has established a $9.2 million valuation allowance due to the uncertainty of the realization of the deferred tax asset.  In the future, the allowance may be further reduced depending on the profitability of the Company.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While  maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 14.68% and 19.79% for the quarters ended June 30, 2003 and 2002, respectively.

The Corporation’s second quarter cash flow was primarily due to residual payments on the Participation Contract of $803 thousand and the sale of an asset previously written-off in the amount of $118 thousand.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $1.9 million for the six months ended June 30, 2003, compared to $4.0 million for the six months ended June 30, 2002.  Net cash used in investing activities was ($12.2) million for the six months ended June 30, 2003, compared to ($4.0) million for the six months ended June 30, 2002.  Net cash provided by financing activities was $12.1 million for the six months ended June 30, 2003, compared to $369 thousand for the six months ended June 30, 2002.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2003, cash totaled $5.4 million and short-term investments totaled $44.9 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of FHLB advances.

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

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of June 30, 2003, the Bank met the capital ratios required to be considered well capitalized.

As of June 30, 2003 and December 31, 2002, the Bank had no outstanding commitments to originate or purchase mortgages.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2003 compared to the period ended December 31, 2002 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  There has not been a significant change in the Company’s interest rate risk during the three and six months ending June 30, 2003.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II.                                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and certain former officers and current and former directors are named as defendants in a putative securities class action lawsuit filed on December 8, 1999 in the U.S. District Court located in the Southern District of New York, titled Funke v. Life Financial, et al.  Following a motion to dismiss, the Court dismissed plaintiffs’ claim for violation Section 10b of the Exchange Act.  Plaintiffs’ sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act.  The parties, with the Court’s approval, recently agreed to stay the litigation for 60 days to pursue settlement negotiations. The parties have completed very limited discovery.  The Court has not certified the class nor has the Court set a trial date.  Although the Company’s insurance carrier has accepted this claim with a customary reservation of rights, the Company believes under its policy its potential liability may be as high as 20% of any settlement and litigation expenses.

In the opinion of management, the resolution of the proceeding described in this section will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 29, 2003, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.               Election of the following directors to terms expiring in 2006:

	Affirmative Votes	Votes Withheld

John D. Goddard	1,245,452	13,817
Kent G. Snyder	1,244,529	14,740

Company directors Thomas G. Palmer and Steven R. Gardner (whose term expires in 2004) and Ronald G. Skipper, Ezri Namvar and Richard F. Marr (whose term expires in 2005) continue as Directors of the Company following the annual meeting.

2.               Amendment to the Certificate of Incorporation to reduce the number of authorized shares of common stock and preferred stock  from 25,000,000 and 5,000,000 respectively to 15,000,000 and 1,000,000 respectively.

Affirmative Votes	Votes Against	Votes Abstain	Broker Non-votes

810,934	9,323	1,528	437,484

3.               Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2003.

Affirmative Votes	Votes Against	Votes Abstain

1,244,829	11,960	2,480

Item 5.  Other Information

1.                                       On May 16, 2003, the OTS notified the Bank that it takes no regulatory objection to the revised Business Plan as submitted to them on May 2, 2003 at their request.

2.                                       On July 2, 2003, the Bank sold $764 thousand of delinquent and non-performing loans, which consisted entirely of one-to-four family first trust deeds, for a nominal gain.  The sale included $735 thousand of impaired loans which had specific allowances totaling $101 thousand.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Certificate of Amendment to Articles of Incorporation As filed with the State of Delaware, June 27, 2003

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Earnings Release for Quarter and Year-to-Date Ended March 31, 2003

Dated April 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 14, 2003	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 14, 2003		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment to Articles of Incorporation As filed with the State of Delaware, June 27, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002