Form 10-K/A
period 2002-12-31
PACIFIC PREMIER BANCORP INC
filed 2003-08-28
CIK 1028918

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A-1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No.: 0-22193

Pacific Premier Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0743196
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Sunflower Ave. 2nd Floor, Costa Mesa, California 92626

(Address of principal executive offices)

(714) 431-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Pacific Premier Bancorp (the “Company”) for the fiscal year ended December 31, 2002, is being filed to (i) amend Part I, Item 3, “Legal Proceedings,” and (ii) to revise the exhibit index in Item 15 and to file additional exhibits previously omitted from the Company’s Form 10-K.

PART I

ITEM 3.  LEGAL PROCEEDINGS

In December 1999, certain shareholders of the Company filed a Federal securities lawsuit against the Company, various officers and directors of the Company, and certain other third parties, titled “Funke v. Life Financial, et. al.”  The class action lawsuit was filed in the United States District Court for the southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934 and the Securities Act of 1933, in connection with the sale of the Company’s common stock in its 1997 public offering.  Plaintiffs seek unspecified damages in their compliant.  A substantially similar action was filed in the United States District Court for the Central District of California in January 2000 and subsequently dismissed without prejudice.  In April 2000, the Company and its officer and director defendants filed motions to dismiss the lawsuit or transfer it to California.  In December 2002, the Court denied the motion to transfer, dismissed one of the claims, and allowed one of the claims to remain open.  Plaintiff’s sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act.  The Court has not certified the class or set a trial date.  The parties have completed very limited discovery.  The parties are currently in settlement negotiations with respect to the action, but, if it cannot be settled on terms acceptable to the Company, the Company intends to vigorously defend against the claim asserted in the litigation.  Although the Company’s insurance carrier has accepted this claim with a customary reservation of rights, the Company believes that under its policy its potential liability may be as high as 20% of any settlement and litigation expenses.  The maximum aggregate coverage for this claim under the insurance policy is $10,000,000.

In addition, from time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of its business. After taking into consideration information furnished by our counsel as to the current status of these claims or proceedings to which we are a party, Management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the Company’s financial condition.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                    The financial statements required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2)                    Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.

(a)(3)                    The following exhibits are submitted herewith or incorporated by reference herein:

Exhibit Number
3.1	Certificate of Incorporation of Pacific Premier Bancorp, Inc. filed December 6, 1996(1)
3.2	Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp filed January 21, 1997 (increasing authorized shares)
3.3	Certificate of Amendment to Certificate of Incorporation filed June 8, 2001 re reverse stock split
3.4	Certificate of Amendment to Certificate of Incorporation filed June 24, 2002 re name change to Pacific Premier Bancorp, Inc.
3.5	By-laws of Pacific Premier Bancorp(1)
4.1	Stock Certificate of Pacific Premier Bancorp(2)
4.2	Form of Warrants to purchase an aggregate of 1,166,400 shares of common stock(3)
10.1	2000 Stock Option Plan(4)
10.2	Purchase of Residual Securities and Related Servicing Rights Agreement by and among Pacific Premier Bancorp and Bear Stearns, Inc. and EMC Mortgage dated December 31, 1999 (Participation Contract)(5)
10.3	Note and Warrant Purchase Agreement dated November 20, 2001(3)
10.4	Employment Agreement dated June 27, 2002 between Steven Gardner and Pacific Premier Bancorp.
10.5	Employment Agreement dated June 27, 2002 between Steven Gardner and Pacific Premier Bank.
10.6	Pledge and Security Agreement dated November 20, 2001 between registrant and New Life Holdings, LLC(3)
10.7	Debenture Purchase Agreement dated March 12, 1997
10.8	Purchase Agreement for Corporate Offices dated April 3, 2002
21.1	Subsidiaries of Pacific Premier Bancorp
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification Pursuant to Section 302 of Sarbanes Oxley Act of Chief Executive Officer
31.2	Certification Pursuant to Section 302 of Sarbanes Oxley Act of Chief Financial Officer
32.1	Certification Pursuant to Section 906 of Sarbanes Oxley Act of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K – There were no reports on Form 8-K filed during the fourth quarter of 2002.

(1) Indicates this exhibit was previously filed with the Form 10-K for the fiscal year ended December 31, 2002 and is not being filed with this Form 10-K/A.

(2) Incorporated herein by reference from the exhibits on Registration Statement Form S-4, filed on January 27, 1997 (Registration No. 333-20497).

(3) Incorporated herein by reference to the Appendices to Registrant’s Proxy Statement for the Special Meeting of Stockholders held January 10, 2002.

(4) Incorporated by reference to Exhibit 1 to definitive proxy statement filed May 1, 2000 for 2000 annual meeting of stockholders.

(5) Incorporated herein by reference from the Exhibits on Registrant’s Form 10K/A filed May 1, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2003	PACIFIC PREMIER BANCORP, INC.

	By:	/s/ Steven R. Gardner
Steven R. Gardner, President and
Chief Executive Officer