Form 10-Q
period 2003-09-30
PACIFIC PREMIER BANCORP INC
filed 2003-11-12
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,255,072 shares of common stock par value $0.01 per share, were outstanding as of November 5, 2003.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and due from banks	$2,249	$3,590
Investment securities available for sale	43,309	56,303
Federal Home Loan Bank Stock, at cost	1,640	1,940
Loans held for sale	939	1,866
Loans held for investment, net	191,478	156,365
Accrued interest receivable	1,010	1,140
Foreclosed real estate	1,281	2,427
Premises and equipment	5,368	5,411
Deferred income taxes	2,950	2,350
Participation contract, held to maturity	5,462	4,869
Other assets	1,534	2,017
Total Assets	$257,220	$238,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$6,565	$6,362
Interest bearing:
Transaction accounts	58,881	43,693
Certificates of deposit	144,664	141,115
Total Deposits	210,110	191,170
Borrowings	19,650	20,000
Notes payable, net of discount	11,545	11,440
Subordinated debentures	1,500	1,500
Accrued expenses and other liabilities	2,110	2,545
Total liabilities	$244,915	$226,655

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 15,000,000 shares authorized; 1,333,572 shares issued and outstanding at September 30, 2003 and December 31, 2002.	$13	$13
Additional paid-in capital; common stock and warrants	43,328	43,328
Accumulated deficit	(30,757)	(32,086)
Accumulated other comprehensive income	(279)	368
Total stockholders’ equity	$12,305	$11,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,220	$238,278

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
INTEREST INCOME:
Loans	$3,032	$2,658	$8,983	$9,538
Other interest-earning assets	1,141	1,787	3,362	5,131
Total interest income	4,173	4,445	12,345	14,669

INTEREST EXPENSE:
Interest-bearing deposits	1,230	1,525	3,771	4,933
Other borrowings	119	167	373	368
Notes Payable	484	485	1,440	1,366
Subordinated debentures	53	53	158	157
Total interest expense	1,886	2,230	5,742	6,824

NET INTEREST INCOME	2,287	2,215	6,603	7,845

PROVISION (BENEFIT) FOR LOAN LOSSES	(1)	788	680	979

NET INTEREST INCOME AFTER PROVISION (BENEFIT) FOR LOAN LOSSES	2,288	1,427	5,923	6,866

NONINTEREST INCOME:
Loan servicing fee income	86	181	459	646
Bank and other fee income	124	131	332	420
Net gain (loss) from loan sales	122	(17)	329	(260)
Net gain on investment securities	—	351	143	336
Other income	243	142	683	334
Total noninterest income	575	788	1,946	1,476

NONINTEREST EXPENSE:
Compensation and benefits	1,275	1,064	3,553	3,297
Premises and occupancy	352	477	1,060	1,488
Data processing	99	157	296	444
Net loss (gain) on foreclosed real estate	25	(166)	76	(22)
Other expense	585	597	2,149	2,425
Total noninterest expense	2,336	2,129	7,134	7,632

INCOME BEFORE INCOME TAXES	527	86	735	710
(BENEFIT) FOR INCOME TAXES	(197)	(2,328)	(594)	(2,345)
NET INCOME	$724	$2,414	$1,329	$3,055

INCOME PER SHARE:
Basic income per share	$0.54	$1.81	$1.00	$2.29
Diluted income per share	$0.28	$0.95	$0.52	$1.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	1,333,572	1,333,572	1,333,572	1,333,572
Diluted	2,581,635	2,530,638	2,561,829	2,451,396

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2001	1,333,572	$13	$42,628	$(34,964)	$(29)		$7,648
Net gain	—	—	—	3,055	—	$3,055	3,055
Unrealized gain on investments, net of tax of $13	—	—	—	—	110	$110	110
Total comprehensive income	—	—	—	—	—	$3,165	—
Capital Contribution Warrants (1)	—	—	700	—	—		700
Balance at September 30, 2002	1,333,572	$13	$43,328	$(31,909)	$81		$11,513

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Net gain	—	—	—	1,329	—	$1,329	1,329
Unrealized gain on investments, net of tax of $0	—	—	—	—	(647)	$(647)	(647)
Total comprehensive income	—	—	—	—	—	$682	—
Balance at September 30, 2003	1,333,572	$13	$43,328	$(30,757)	$(279)		$12,305

Accompanying notes are an integral part of these consolidated financial statements

(1) See Footnote 4. “Capital Contributions through the Issuance of Warrants”

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,329	$3,055
Adjustments to Net Income:
Depreciation expense	385	574
Accretion of discount on notes payable	105	105
Provision for loan losses	680	979
Loss on sale, provision, and write-down of foreclosed real estate	281	100
Net unrealized loss and amortization on investment securities	307	54
Gain on sale and securitization of loans held for sale	(2)	(183)
Gain on sale of investment securities available for sale	(144)	(336)
Proceeds from the sales of and principal payments from loans held for sale	799	1,959
Change in current and deferred income tax receivable	(600)	(2,000)
(Decrease) increase in accrued expenses and other liabilities	(434)	462
Federal Home Loan Bank stock dividend	(68)	(122)
Decrease in other assets	618	598
Net cash provided by operating activities	3,256	5,245

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	60,812	90,589
Purchase, origination and advances of loans held for investment	(97,700)	(45,095)
(Gain) loss on sale of loans held for investment	(327)	466
Net accretion on Participation Contract	(2,402)	(3,059)
Principal payments on securities	4,890	5,445
Proceeds from sale of foreclosed real estate	2,417	5,870
Purchase of securities	(24,991)	(180,991)
Proceeds from sale or maturity of securities	32,284	130,892
Proceeds from Participation Contract	1,809	2,232
Proceeds from sale of mortgage servicing rights	—	30
Increase in premises and equipment	(347)	(4,915)
Redemption of FHLB stock	368	—
Net cash (used in) provided by investing activities	(23,187)	1,464

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	18,940	(38,761)
Proceeds from FHLB advances	(350)	20,000
Proceeds from issuance of Senior Secured note	—	12,000
Net cash provided by (used in) financing activities	18,590	(6,761)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,341)	(52)
CASH AND CASH EQUIVALENTS, beginning of period	3,590	7,706
CASH AND CASH EQUIVALENTS, end of period	$2,249	$7,654

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,539	$5,528
Income taxes paid	$5	$7

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$1,552	$3,537
Transfer loans from held for investment	$563	$—

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2003 and December 31, 2002, and the results of its operations and its cash flows for the three and nine months ended September 30, 2003 and 2002.  Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the  results that may be expected for any other interim period or the full year ending December 31, 2003.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income to common stockholders:
As reported	$724	$2,414	$1,329	$3,055
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(126)	(126)	(151)	(151)
Pro forma	$598	$2,288	$1,178	$2,904

Basic earnings per share:
As reported	$0.54	$1.81	$1.00	$2.29
Pro forma	$0.45	$1.72	$0.88	$2.18

Diluted earnings per share:
As reported	$0.28	$0.95	$0.52	$1.25
Pro forma	$0.23	$0.90	$0.46	$1.18

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

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2003

Total Capital (to risk-weighted assets)	$18,377	10.83%	$13,571	8.00%	$16,964	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	16,744	6.73%	9,946	4.00%	12,432	5.00%
Tangible Capital (to tangible assets)	16,744	6.73%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	18,377	9.87%	6,785	4.00%	10,178	6.00%

At December 31, 2002

Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Tier 1 Leverage Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tangible Capital (to tangible assets)	16,171	7.03%	N.A.	N.A.	N.A.	N.A.
Tier 1 Risk-Based Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%

Note 3 – Issuance of Senior Secured Note

On January 17, 2002 the Corporation closed a transaction with New Life Holdings, LLC, an unrelated third party, (the “Investor”) to issue $12,000,000 in notes and warrants to purchase 1,116,400 shares of the Company’s Common Stock.  In the transaction, the Investor obtained the right to designate three directors to the Boards of the Company and the Bank for certain time periods, as described below.  The Investor appointed Mr. Ezri Namvar as one of the directors of the Company.  Mr. Namvar owns a controlling interest in the Investor as described below.  In addition to Mr. Namvar, the Investor has appointed Messrs. Marr and Palmer to fill the un-expired terms of their predecessors.  Mr. Namvar and his related entities own a 37.5% interest in U.S. Properties Group LLC in which Mr. Marr’s firm, Charter Holdings LLC serves as the managing member.  Further, Mr. Namvar, through a related entity, owns a 50% interest in Maram Holdings LLC in which Mr. Marr’s firm, Charter Holdings, Inc., serves as the managing member. Additionally, Mr. Marr serves as development manager, on a fee basis, for several properties that are owned by entities in which Mr. Namvar and his related entities have an equity interest.

Ownership interests in the Investor are held entirely by family members of Mr. Namvar.  Mr. Namvar directly holds a 50 percent ownership share and a 75 percent controlling and voting interest in the Investor.  Mousa Namvar, a brother of Mr. Namvar, holds an 18 percent interest in the Investor.

The sale of the note and warrant was made pursuant to a Note and Warrant Purchase Agreement (the “Agreement”) entered into by the Corporation and the Investor. The Corporation issued to the Investor a Senior Secured Note Due 2007 (the “Note”) in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%) and a warrant (the “Warrant”) to purchase up to 1,166,400 shares of the Company’s Common Stock at an exercise price of $.75 per share.  There are currently 233,280 shares of the Warrant which are exercisable with the remaining shares vesting on or before January 17, 2005.  The Corporation pledged the stock in its subsidiaries and its Participation Contract, which is substantially all of its assets, as collateral to secure the Note.  The Participation Contract is a contractual right from the sale of certain residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities.  During 2002, the Corporation paid the Investor $1.4 million of interest on the Note.  The Corporation has paid $1.2 million of interest on the note to the Investor in the first nine months of 2003.

Note 4 - Capital Contributions through the Issuance of Warrants

In addition to the $12,000,000 Senior Secured Note, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share.  The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share.  The intrinsic value of the warrants at the time of the transaction was $700,000, which was accounted for as an original issue discount.  The discount is amortized over the term of the Senior Secured Note, which is due in 2007. The unamortized balance of the discount as of September 30, 2003, is $455.000.  Interest expense of $1.4 million related to the Senior Secured Note, including $105,000 of discount amortization and $79,000 of issuance cost amortization was charged to operations for the nine months ended September 30, 2003.

Note 5 – Earnings Per Share

The tables below set forth the Company’s earnings per share calculations for the three and nine months ended September 30, 2003 and 2002.

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

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net Earnings	$724			$2,414

Basic EPS Earnings Available to common stockholders	$724	1,333,572	$0.54	$2,414	1,333,572	$1.81
Effect of Warrants and Dilutive Stock Options	—	1,248,063		—	1,197,066

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$724	2,581,635	$0.28	$2,414	2,530,638	$0.95

	For the Nine Months Ended September 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net Earnings	$1,329			$3,055

Basic EPS Earnings Available to common stockholders	$1,329	1,333,572	$1.00	$3,055	1,333,572	$2.29
Effect of Warrants and Dilutive Stock Options	—	1,228,257		—	1,117,824

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,329	2,561,829	$0.52	$3,055	2,451,396	$1.25

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following present’s management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2003 and 2002.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2002 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

This regulatory filing may contain forward-looking statements as referenced in the Private Securities Litigation Reform Act of 1995.  The statements contained in this document that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Forward-looking statements are inherently unreliable and actual results may vary.  Factors which could cause actual results to differ from the forward-looking statements include: changes in the competitive marketplace; changes in the interest rate environment; changes in economic conditions; risks associated with credit quality and a corresponding increase in the provision for possible loan and lease losses; outcome of pending litigation; changes in the regulatory environment; changes in the California economy and in particular the real estate market, and other factors discussed in the Company’s filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates three full-service branches located in its market area of San Bernardino and Orange Counties, California.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by multi-family and commercial real estate properties as well as the financing of residential construction loans throughout Southern California. The Bank funds it’s lending and investment activities primarily with retail deposits obtained through its branches and advances from the FHLB of San Francisco.

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

Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses”, “Participation Contract” and “Provision (Benefit) for Income Taxes”.

FINANCIAL CONDITION

Total assets of the Company were $257.2 million as of September 30, 2003 compared to $238.3 million as of December 31, 2002. The $18.9 million or 7.9% increase in total assets is primarily the result of a $35.1 million increase in loans held for investment, which was partially offset by an $13.0 million decrease in investment securities classified as available for sale.

Investment Securities

A summary of the Company’s securities as of September 30, 2003 and December 31, 2002 is as follows (dollars in thousands):

	September 30, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$11,871	$28	$105	$11,794
Mutual Funds (2)	31,718	—	203	31,515
Total securities available for sale	$43,589	$28	$308	$43,309

Securities Held to Maturity:
FHLB Stock	$1,640	$—	$—	$1,640
Participation Contract (3)	5,462	1,140	—	6,602
Total securities held to maturity	$7,102	$1,140	$—	$8,242

Total securities and Participation Contract	$50,691	$1,168	$308	$51,551

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$29,691	$384	$36	$30,039
Mutual Funds (2)	26,244	20	—	26,264
Total securities available for sale	$55,935	$404	$36	$56,303

Securities Held to Maturity:
FHLB Stock	$1,940	$—	$—	$1,940
Participation Contract (3)	4,869	2,156	—	7,025
Total securities held to maturity	$6,809	$2,156	$—	$8,965

Total securities and Participation Contract	$62,744	$2,560	$36	$65,268

(1)          Mortgage-backed securities consists of two instruments:  A collateralized mortgage obligation (CMO) secured by the Federal Home Loan Mortgage Corporation (FHLMC) with a carrying value of $9.3 million and a CMO secured by the Veteran’s Administration with a carrying value of $2.5 million.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20 percent risk-weighting capital category for the quarter ended September 30, 2003.

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

Investment Securities by Contractual Maturity

As of 09/30/03

	(dollars in thousands)
	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

Mortgage-backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$11,794	4.17%	$11,794	4.17%

Mutual fund	31,515	2.49%	—	0.00%	—	0.00%	—	0.00%	31,515	2.49%

Total securities available for sale	$31,515	2.49%	$—	0.00%	$—	0.00%	$11,794	4.17%	$43,309	2.95%

FHLB Stock	1,640	4.53%	—	0.00%	—	0.00%	—	0.00%	1,640	4.53%

Participation Contract	5,462	60.78%	—	0.00%	—	0.00%	—	0.00%	5,462	60.78%

Total securities held to maturity	$7,102	47.79%	$—	0.00%	$—	0.00%	$—	0.00%	$7,102	47.79%

Total securities and Participation Contract	$38,617	10.82%	$—	0.00%	$—	0.00%	$11,794	4.17%	$50,411	9.27%

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001.  The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended September 30, 2003 and September 30, 2002 of $846,000 and $960,000, respectively, and received cash proceeds for the quarters ended September 30, 2003 and September 30, 2002 of $763,000 and $1.6 million, respectively.  See “Participation Contract” for further details.

Loans

Gross loans outstanding totaled $195.6 million at September 30, 2003 compared to $163.1 million at December 31,

2002.  Included in the Bank’s loan portfolio as of September 30, 2003 are $43.8 million of one-to-four family loans of which $8.0 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers. Additionally, $6.6 million of the one-to-four family loans are secured by junior liens on real estate and are considered high loan-to-value loans. The Bank ceased originating sub-prime loans and high loan-to-value loans in the years 2000 and 1998, respectively.

The Bank originated and purchased $96.6 million of loans for the nine months ending September 30, 2003.  There were loan sales totaling $15.9 million in the first nine months of 2003.  The $15.9 million loan sales were primarily comprised of income property secured loans which were 100% risk-weighted pursuant to applicable capital requirements and were sold as part of Managements’ strategy to actively monitor and manage the Bank’s capital ratios.  Principal repayments totaled $45.2 million during this period.

For the nine months ending September 30, 2002, the Bank originated and purchased $44.2 million of loans.  Loan production was modest during the first and second quarters of 2002 while the Bank staffed its Income Property Lending group. There were loan sales of $33.8 million for the nine months ending September 30, 2002.  The loan sales in 2002 were comprised predominately of subprime one-to-four family loans and were sold as part of management’s strategic objective of reducing the overall risk of the Bank’s loan portfolio. Principal repayments totaled $58.9 million during this period.

A summary of the Company’s loan originations and principal repayments for the nine months ended September 30, 2003 and 2002 are as follows (dollars in thousands):

	For the Nine Months ended
	September 30, 2003	September 30, 2002

Beginning balance, gross	$163,097	$195,145
Loans originated:
One to four family	—	—
Multi-Family	77,084	16,659
Construction and Land	1,150	2,783
Commercial	9,394	—
Other	—	—
Total loans originated	87,628	19,442
Loans purchased:
One to four family	864	173
Multi-Family	6,438	11,172
Construction and Land	—	650
Commercial	1,624	12,787
Total loans purchased	8,926	24,782
Subtotal – Production	96,554	44,224
Total	259,651	239,369
Less:
Principal repayments	45,202	58,867
Net Charge-offs	1,374	1,689
Sales of loans	15,938	33,796
Transfers to REO	1,576	3,537
Total Gross loans	195,561	141,480
Ending balance loans held for sale (gross)	1,057	2,617
Ending balance loans held for investment (gross)	$194,504	$138,863

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	September 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total

Loan Type:
One-to-four family (1)	$43,780	22.39%	$68,822	42.20%
Multi-family	126,102	64.48%	62,511	38.33%
Commercial	21,029	10.75%	23,050	14.13%
Construction and Land	4,458	2.28%	8,387	5.14%
Other Loans	192	0.10%	327	0.20%
Total Gross loans	$195,561	100.00%	$163,097	100.00%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the nine months ended September 30, 2003, the Company provisioned $680,000 for loan losses compared to a $979,000 provision during the nine months ended September 30, 2002.  The decrease in provision is primarily due to a decline in net charge-offs of $314,000 and a reduction in the Bank’s net nonperforming assets of $2.6 million since December 31, 2002. Net charge-offs totaled $1.4 million for the nine months ended September 30, 2003 compared to $1.7 million for the nine months ending September 30, 2002.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.1 million as of September 30, 2003 and $2.8 million as of December 31, 2002. The allowance for loan losses as a percent of nonperforming loans was 78.17% and 50.35% as of September 30, 2003 and December 31, 2002, respectively.  Net nonperforming loans totaled $2.4 million at September 30, 2003 and $5.0 million as of December 31, 2002.  As of September 30, 2003, $756,000 of the total allowance was deemed as unallocated.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including prior loan loss experience, current economic conditions and loan portfolio composition.  Given the composition of the Company’s loan portfolio, the $2.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2003. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Balance, beginning of period	$2,656	$3,460	$2,835	$4,364

Provision for loan losses	(1)	787	680	979

Charge-offs
Real estate:
One-to-four family	(473)	(284)	(1,432)	(1,212)
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	(386)	—	(386)
Other loans	(136)	(39)	(318)	(402)
Total Charge-offs	(609)	(709)	(1,750)	(2,000)
Recoveries
Real estate:
One-to-four family	60	60	138	220
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Other loans	35	57	238	92
Total Recoveries	95	117	376	312

Net charge-offs (recoveries)	(514)	(592)	(1,374)	(1,688)

Balance, end of period	$2,141	$3,655	$2,141	$3,655

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonperforming loans is primarily due to $1.5 million of the nonperforming loans paying off and $950,000 becoming foreclosed real estate since December 31, 2002.

(dollars in thousands)	At September 30, 2003	At December 31, 2002
Nonperforming loans:
One-to-four family	$2,715	$5,203
Multi-family	—	—
Commercial	—	—
Construction	—	—
Other loans	—	2
Total nonaccrual loans	2,715	5,205
Foreclosures in process	24	425
Specific Allowance	(360)	(627)
Total nonperforming loans, net	2,379	5,003
Foreclosed Real Estate	1,281	2,427
Total nonperforming assets, net (1)	$3,660	$7,430

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	1.09%	1.74%

Allowance for loan losses as a percent of total nonperforming loans, gross	78.17%	50.35%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	1.22%	3.07%

Nonperforming assets, net of specific allowances, as a percent of total assets	1.42%	3.12%

(1) Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2) Gross loans include loans receivable, held for investment, and held for sale.

Participation Contract

The Participation Contract is a contractual right of the Corporation to receive from the purchasers of the Banks’ residual mortgage-backed securities 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $5.5 million at September 30, 2003 compared to $4.9 million at December 31, 2002.  The increase of $593,000 is due to the net of the discount accretion of $2.4 million, which is included in interest income, and cash flows received of $1.8 million. The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.  The cash flow model estimated the fair value of the Participation Contract to be $6.6 million at September 30, 2003.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after permanent write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received $3.4 million in 2002, $243,000, $803,000 and $763,000 in the first, second and third quarter of 2003.  The Corporation expects to receive future cash flows, based on the model projections, of $9 to $11 million over the next four years.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual prices paid, default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

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

The table below summarizes the cash flows and discount accretion, of the Participation Contract, by quarter (in thousands):

Quarter Ended	Cash Flow	Discount Accretion

March 31, 2002	$—	$913
June 30, 2002	643	1,186
September 30, 2002	1,589	960
December 31, 2002	1,159	772
March 31, 2003	243	730
June 30, 2003	803	826
September 30, 2003	763	846

Life-to-Date	$5,200	$6,233

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

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $226.7 million at December 31, 2002 to $244.9 million at September 30, 2003.  The increase is primarily due to increases in deposits of $18.9 million offset by decreases in FHLB borrowings and other liabilities of $350,000 and $435,000, respectively.

There were $19.7 million in FHLB advances as of September 30, 2003 compared to $20.0 million in such borrowings at December 31, 2002.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $50.4 million.  The Bank may borrow up to 15% of its assets under the line, which amounted to $37.3 million as of September 30, 2003.

In addition, there were $11.5 million in notes payable as of September 30, 2003 compared to $11.4 million in notes payable at December 31, 2002.  The $11.5 million in notes payable consists of the Senior Secured Note of $12,000,000, net of $455,000 original issue discount, issued to New Life Holdings, LLC, on January 17, 2002.  The Senior Secured Note is due in 2007 with an initial principal amount of $12,000,000 and bearing interest at an initial rate of 12% (increasing over time to 16%).  The interest is payable on a quarterly basis beginning on March 31, 2003, with an interest rate of 13% per annum for 2003, 14% in 2004, 15% in 2005 and 16% in 2006.  The current quarterly interest payment is $390,000.  All principal is due January 17, 2007, but principal may be prepaid at the option of the Company in whole or in part.  On October 17, 2003 the Senior Secured Note was paid off; please see Part II, Item 5 Other Information for more information.

Deposits increased by $18.9 million to $210.1 million at September 30, 2003, compared to $191.2 million of deposits at December 31, 2002.  In the third quarter of 2003, the Bank continued to realize improved transaction deposit growth due primarily to its strategy of emphasizing the development of relationships with both small business owners and consumers to increase checking and money market accounts. During the nine months ended September 30, 2003, transaction deposits increased by $15.2 million and cost of deposits decreased 68 basis points to 2.51% compared to the same period in 2002.

Total stockholder’s equity increased $682,000 to $12.3 million at September 30, 2003, compared to $11.6 million at December 31, 2002.

RESULTS OF OPERATIONS

Results for the quarter and year-to-date ended September 30, 2003 are compared to the quarter and year-to-date ended September 30, 2002 below.

Highlights for the three and nine months ended September 30, 2003 and 2002:

The Company reported earnings before taxes of $527,000 and net income of $724,000 for the quarter ended September 30, 2003, or $0.54 per basic and $0.28 per diluted share, compared to earnings before taxes of $86,000 with net income of $2.4 million, or $1.81 per basic and $0.95 diluted share for the quarter ended September 30, 2002.  During the third quarter of 2002, the Company benefited from a reduction in its allowance for deferred taxes of $2.0 million and a refund of $327 thousand attributable to a change in the tax law related to the alternative minimum tax amount paid for the 1998 tax year.

For the nine months ended September 30, 2003, the Company reported earnings before taxes of $735,000 and net income of $1.3 million compared to $710,000 and $3.1 million, respectively, for the nine months ended September 30, 2002, or net income of $0.52 per diluted share for the nine months ended September 30, 2003 compared to $1.25 per diluted share for the nine months ended September 30, 2002.  Return on average assets for the nine months ended September 30, 2003 was .73% compared to 1.66% for the same period last year.  The Company’s return on average equity for the nine months ended September 30, 2003 was 15.50% compared to 46.88% for the same period last year.

Net income for the three and nine months ended September 30, 2003 included the discount accretion on the Participation Contract of $846,000 and $2.4 million respectively, compared to $960,000 and $3.1 million, respectively, for the same periods last year.  Provision (benefit) for loan losses was ($1,000) for the three months ended September 30, 2003 compared with a provision of $788,000 for the same period a year ago.  For the nine months ended September 30, 2003 the provision for loan losses was $680,000 compared to $979,000 for the same period last year.

The Company sold $7.0 million of income property and delinquent single family real estate secured loans for a net gain of $122,000 in the quarter ended September 30, 2003.

Net Interest Income

The Company’s net interest income before provision for loan losses increased 3.3% to $2.3 million for the three months ended September 30, 2003 compared with $2.2 million for the same period a year earlier. Net interest margin for the three months ended September 30, 2003 was 3.86% compared with 3.96% for the same period a year earlier. The decrease is primarily due to a decrease in the average yield on loans receivable to 6.53% for the three months ended September 30, 2003 compared to 8.06% for the same period a year earlier.  Average loan yield declined by 153 basis points while the average loan balance increased by $53.8 million from the same prior year period. The decrease in loan yield is in part the result of the Company’s origination of higher credit quality multi-family and commercial real estate loans, which carry an overall lower interest rate than the Bank’s one-to-four family loan portfolio as well as the prepayments within the one-to-four family loan portfolio since September 30, 2002.  In addition, the cost of funds decreased 72 basis points while average interest-bearing liabilities increased $8.7 million from the same prior year period.  The discount accretion included in interest income for the third quarter ended September 30, 2003 and September 30, 2002 was $846,000 and $960,000, respectively.

For the nine months ended September 30, 2003, net interest income before provision for loan losses decreased 15.8% to $6.6 million compared with $7.9 million for the same period a year earlier.  Net interest margin for the nine months ended September 30, 2003 was 3.88% compared with 4.54% for the same period a year earlier.  The decrease is primarily due to a 34.5% reduction in other interest-earning assets which is primarily the result of an $18.8 million reduction and a $3.8 million reduction in the average balance of investment securities and cash held by the Company.  Average loan yield declined by 129 basis points while the average loan balance increased by $18.7 million from the same prior year period.  In addition, the cost of funds decreased 56 basis points and average interest-bearing liabilities decreased $3.9 million from the same prior year period.  The discount accretion included in interest income for the nine months ended September 30, 2003 and September 30, 2002 was $2.4 million and $3.1 million, respectively.  The discount accretion is based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract. However, the actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses, future loan prices and the rate of prepayment speeds estimated for the loans underlying the residual assets. The reduction in the cost of interest-bearing liabilities is due to the Bank’s continued focus on increasing lower cost core deposit accounts, namely consumer and small business transaction accounts as well as the overall lower interest rate environment.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2003 and 2002.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	(unaudited)			(unaudited)
(dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$529	$4	3.02%	$3,045	$21	2.76%
Federal funds sold	—	—	0.00%	—	—	0.00%
Investment securities	45,593	291	2.55%	83,503	806	3.86%
Participation contract	5,385	846	62.84%	5,606	960	68.50%
Loans receivable	185,669	3,032	6.53%	131,856	2,658	8.06%
Total interest-earning assets	237,176	4,173	7.04%	224,010	4,445	7.94%

Non-interest-earning assets	14,301			17,290
Total assets	$251,477			$241,300

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$62,032	$219	1.41%	$44,721	$184	1.65%
Certificate accounts	144,711	1,011	2.79%	151,481	1,341	3.54%
Total interest-bearing deposits	206,743	1,230	2.38%	196,202	1,525	3.11%

FHLB Advances	18,060	119	2.64%	20,000	167	3.34%
Notes payable	11,525	484	16.80%	11,387	485	17.04%
Subordinated debentures	1,500	53	14.13%	1,500	53	14.13%
Total interest-bearing liabilities	237,828	1,886	3.17%	229,089	2,230	3.89%

Non-interest-bearing liabilities	1,866			2,959
Total liabilities	239,694			232,048

Equity	11,783			9,252
Total liabilities and equity	$251,477			$241,300

Net interest income		$2,287			$2,215
Net interest rate spread			3.87%			4.05%
Net interest margin			3.86%			3.96%
Ratio of interest-earning assets to interest- bearing liabilities			99.73%			97.78%

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	(unaudited)			(unaudited)
(dollars in thousands)	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,006	$17	2.25%	$4,793	$88	2.45%
Federal funds sold	—	—	0.00%	249	3	1.61%
Investment securities	44,878	942	2.80%	63,662	1,978	4.14%
Participation contract	5,269	2,402	60.78%	5,066	3,062	80.59%
Loans receivable	175,494	8,983	6.82%	156,752	9,538	8.11%
Total interest-earning assets	226,647	12,344	7.26%	230,522	14,669	8.48%

Non-interest-earning assets	16,219			14,295
Total assets	$242,866			$244,817

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$56,414	$600	1.42%	$39,671	$448	1.51%
Certificate accounts	143,989	3,171	2.94%	166,771	4,485	3.59%
Total interest-bearing deposits	200,403	3,771	2.51%	206,442	4,933	3.19%

FHLB Advances	16,329	374	3.05%	14,980	368	3.28%
Notes payable	11,491	1,440	16.71%	10,723	1,366	16.99%
Subordinated debentures	1,500	157	13.96%	1,500	157	13.96%
Total interest-bearing liabilities	229,723	5,742	3.33%	233,645	6,824	3.89%

Non-interest-bearing liabilities	1,712			2,484
Total liabilities	231,435			236,129

Equity	11,431			8,688
Total liabilities and equity	$242,866			$244,817

Net interest income		$6,602			$7,845
Net interest rate spread			3.93%			4.59%
Net interest margin			3.88%			4.54%
Ratio of interest-earning assets to interest- bearing liabilities			98.66%			98.66%

The following table sets forth the Company’s rate and volume variances for the three and nine months ended September 30, 2003 (in thousands).

	Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 Increase (decrease) due to			Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$(30)	$13	$(17)	$(65)	$(6)	$(71)
Federal Funds	—	—	—	(3)	(0)	(3)
Investment securities	(295)	(220)	(515)	(493)	(543)	(1,036)
Participation Contract	(37)	(77)	(114)	190	(849)	(659)
Loans receivable, net	3,011	(2,637)	374	1,496	(2,051)	(555)
Total interest earning assets	2,649	(2,921)	(272)	1,125	(3,449)	(2,324)

Interest bearing liabilities:
Passbook accounts, money market, and checking	178	(143)	35	195	(43)	152
Certificate accounts	(58)	(272)	(330)	(565)	(749)	(1,314)
Borrowings	(15)	(33)	(48)	41	(35)	6
Notes Payable	25	(26)	(1)	109	(35)	74
Total interest bearing deposits	130	(474)	(344)	(220)	(862)	(1,082)

Change in net interest income	$2,519	$(2,447)	$72	$1,345	$(2,587)	$(1,242)

Rate = (New Rate - Old Rate) x Old Volume

Volume/Rate = (New Volume - Old Volume) x (New Rate - Old Rate)

Volume/Rate total is allocated proportionately to volume and rate based on the absolute value of the volume and rate changes.

Provision for Loan Losses:

For the three months ended September 30, 2003, provision for loan losses was a benefit of $1,000 compared to a provision of $788,000 for the same period in 2002. The decrease is primarily due to the Bank’s examiners, in the third quarter of 2002, adversely classifying certain loans to either a Special Mention designation or a Substandard classification. Of the total provision of $788,000 for the three months ended September 30, 2002, $500,000 resulted from this change in classifications.  The majority of loans that were reclassified have paid-off during the last year.

The provision for loan losses was $680,000 for the nine months ended September 30, 2003, compared to $979,000 for the same period in 2002. The decrease in provision is primarily due to a decline in net charge-offs of $314,000 and to a reduction in the Bank’s net nonperforming assets of $2.6 million since December 31, 2002.  The ratio of net nonperforming assets to total assets at September 30, 2003 was 1.42%.  Charge-offs totaled $1.4 million for the nine months ended September 30, 2003 compared to $1.7 million at September 30, 2002.

Noninterest Income (loss)

Noninterest income decreased $213,000 to $575,000 for the three months ended September 30, 2003, compared to the same period in 2002. The decrease is primarily due to a $351,000 decrease in gains on investment securities offset by a $139,000 increase in gains on loan sales compared to the same period of 2002.

Noninterest income increased $470,000 to $1.9 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase is primarily due to $329,000 from the gain on sale of $15.2 million of multi-family and commercial real estate secured loans in 2003 compared to losses of $260,000 from the sale of $33.8 million of single-family loans during the same period of 2002.

Noninterest Expense

Noninterest expenses were $2.3 million for the quarter ended September 30, 2003, compared to $2.1 million for the quarter ended September 30, 2002. The $207,000 increase was primarily the result of increases in compensation and losses on foreclosed real estate of $211,000 and $191,000, respectively, which were partially offset by decreases in premises and occupancy and data processing of $125,000 and $58,000, respectively.

Noninterest expenses were $7.1 million for the nine months ended September 30, 2003, compared to $7.6 million in the nine months ended September 30, 2002. The $500,000 decrease consists primarily of an improvement in the Bank’s FDIC risk classification which lowered the deposit insurance premiums by $248,000 and a reduction in rent expenses of $283,000 due to the closing of two branch offices in June of 2002 and the relocation of our Corporate office in August of 2002. These decreases were partially offset by an increase in compensation expense of $256,000 primarily due to the Bank’s hiring of lending personnel associated with its planned increase in income property loan originations.

At September 30, 2003, the Company had 63.0 full-time equivalent employees compared to 60.0 at September 30, 2002.

Provision (Benefit) for Income Taxes

The Company reported a benefit for income taxes for the quarter ended September 30, 2003 of $197,000 compared to a benefit of $2.3 million for the quarter ended September 30, 2002.  The Bank reversed $200,000 of a deferred tax valuation allowance during the quarter. The Company has a consolidated deferred tax asset of $12.0 million on which the Company has established a $9.0 million valuation allowance due to the uncertainty of the realization of the deferred tax asset.  In the future, the allowance may be further reduced depending on the profitability of the Company.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 19.75% and 34.02% for the quarters ended September 30, 2003 and 2002, respectively.

The Corporation’s third quarter cash flow was primarily due to residual payments on the Participation Contract of $763,000.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $3.3 million for the nine months ended September 30, 2003, compared to $5.2 million for the nine months ended September 30, 2002.  Net cash (used in) provided by investing activities was ($23.2) million for the nine months ended September 30, 2003, compared to $1.5 million for the nine months ended September 30, 2002.  Net cash provided by (used in) financing activities was $18.6 million for the nine months ended September 30, 2003, compared to ($6.8) million for the nine months ended September 30, 2002.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2003, cash totaled $2.2 million and short-term investments totaled $43.3 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of FHLB advances.

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

The table in Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of September 30, 2003, the Bank met the capital ratios required to be considered well capitalized.

As of September 30, 2003 and December 31, 2002, the Bank had no outstanding commitments to originate or purchase mortgages.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2003 compared to the period ended December 31, 2002 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  The Company’s financial instruments include interest-sensitive loans receivable, investment securities, the Participation Contract, deposits, and borrowings.  The Company’s average interest-sensitive assets totaled approximately $226.6 million for the nine months ended September 30, 2003.  Average interest-sensitive liabilities totaled approximately $229.7 million at September 30, 2003.  Approximately $141.4 million of the Bank’s adjustable rate loans are constrained by floor rates that are above  the fully indexed loan rate as of September 30, 2003.  Accordingly, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.  There has not been a significant change in the Company’s interest rate risk during the three and nine months ending September 30, 2003.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

The Company and certain former officers and current and former directors are named as defendants in a security class action lawsuit filed on December 8, 1999 in the U.S. District Court located in the Southern District of New York, titled Funke v. Life Financial, et al.  Following a motion to dismiss, the Court dismissed plaintiffs’ claim for violation Section 10b of the Exchange Act.  Plaintiffs’ sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act.  The parties, with the Court’s approval, recently held settlement negotiations that are ongoing. The parties have completed very limited discovery.  The Court has not certified the class nor has the Court set a trial date.  Although the Company’s insurance carrier has accepted this claim with a customary reservation of rights, the Company believes under its policy its potential liability may be as high as 20% of any settlement and litigation expenses.

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

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

1.               On October 14, 2003, the Company’s common stock was listed on the NASDAQ National Market. The Company’s common stock previously was quoted on the NASDAQ SmallCap Market.

2.               On October 17, 2003, the Company completed the public offering of 3,410,000 shares of its common stock at $6.75 per share raising $23 million.

3.               On October 17, 2003, the Company paid off the outstanding subordinated debt of $1.5 million and the notes payable of $12.0 million using proceeds from the public offering.

4.               On October 17, 2003, the Company infused $5 million of capital into the Bank.

5.               On October 29, the Company closed on the sale of an additional 511,500 shares of its common stock issuable upon exercise of the underwriter’s over-allotment option in the public offering, raising the total offering to $26 million and the total number of shares outstanding to 5,255,072.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

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

(b) Reports on Form 8-K
Earnings Release for Quarter and Year-to-Date Ended June 30, 2003 Dated July 21, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 10, 2003	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer (principal executive officer)

November 10, 2003		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002