Form 10-K
period 2003-12-31
PACIFIC PREMIER BANCORP INC
filed 2004-03-15
CIK 1028918

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003—Commission File No.: 0-22193

Pacific Premier Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	33-0743196 (I.R.S. Employer Identification No)
1600 Sunflower Ave. 2nd Floor, Costa Mesa, California 92626
(714) 431-4000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $8,940,405 and is based upon the last sales price as quoted on The Nasdaq Stock Market as of June 30, 2003, the last business day of the most recently completed 2nd fiscal quarter.

        As of March 15, 2004, the Registrant had 5,255,072 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

        All references to "we", "us", "our", or the "Company" mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to "Bank" refer to Pacific Premier Bank.

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

        We are a California-based community banking institution focused on full service banking to small businesses and consumers. Through our operating subsidiary, the Bank, we emphasize the delivery of depository products and services to our customers through our three branches in Orange and San Bernardino Counties in Southern California. Our lending is focused on income property loans. Income property lending consists of originating multi-family residential loans (five units and more) and commercial real estate loans within Southern California. We began originating these loans in the second quarter of 2002 with a focus on small to medium-sized loans. Our average multi-family loan and commercial real estate loan originated since June 30, 2002 had balances at origination of $728,000 and $981,000, respectively. At December 31, 2003, we had consolidated total assets of $309.4 million, net loans of $247.6 million, total deposits of $221.4 million, consolidated total stockholders' equity of $37.3 million, and the Bank was considered a "well-capitalized" financial institution for regulatory capital purposes.

        At December 31, 2003, an aggregate of 83.8% of our total loans consisted of income property loans, with multi-family loans and commercial real estate loans constituting 75.5% and 8.3%, respectively, of total loans. We generally target multi-family and commercial real estate loans in the $200,000 to $2.0 million range, as management believes this market is underserved, especially in Southern California. Substantially all of the income property loans that we originate have adjustable interest rates thereby reducing our interest rate risk with respect to these loans. Mortgage brokers and bankers generally refer income property loans to us. In addition, commencing in the third quarter of 2003, we began to offer income property loans directly to real estate investors and through referrals from our retail branches; however, we anticipate the substantial majority of these loans will continue to be obtained through referrals from mortgage brokers and bankers. From time to time, we may also obtain income property loans through whole loan purchases and through participations with other banks.

        Beginning in late 2000, our current management team, headed by Steven R. Gardner, our President and Chief Executive Officer, was retained and a new business plan was developed to lower the risk profile and recapitalize the Bank, and to oversee the transformation of the Bank to a community banking institution. From 1994 through early 2000, we operated as a nationwide mortgage banking institution focused on subprime and high loan-to-value debt consolidation loans. By 1999, we began to experience significant problems, including low capital levels, significant problem assets and losses as a result of write-downs on our residual assets and the overall high operating costs associated with our nationwide operations. The business plan formulated by management in the fourth quarter of 2000 focuses on the origination of income property loans and retail branch banking.

        In the third quarter of 2000, management ceased all subprime lending activities, exited the mortgage banking business, closed one underperforming branch and began disposing of nearly $200 million of high risk loans. During 2001, management continued the disposal of high risk loans, pursued the recapitalization of the Bank, reduced the Bank's interest rate risk and implemented enhanced internal controls. In 2002, we closed our final two underperforming branches, thereby further reducing noninterest expense, and closed on the private placement of a $12.0 million note and warrants that resulted in the recapitalization of the Bank. We subsequently paid-off the $12.0 million note in October of 2003. Since our new management team has assumed responsibility, it has focused on decreasing balance sheet risk through the sale and run off of subprime loans, the strengthening of loss mitigation and collection efforts, decreasing operating costs and reducing higher cost volatile deposits, thus reducing the overall size of our balance sheet. Further, in the second quarter of 2002, we began originating multi-family and commercial real estate loans, and by December 31, 2003, 83.8% of our loan portfolio consisted of these income property loans. As a result of this strategy, we have already seen a decrease in our net nonperforming loans from $14.7 million at December 31, 2001 to $2.5 million at December 31, 2003, or a decrease of 83.2%. In addition, our foreclosed real estate decreased 76.5% from $4.2 million at December 31, 2001 to $979,000 at December 31, 2003.

        During 2000, we began an emphasis on growing our core deposits, consisting of transaction accounts (i.e., checking, money market and passbook accounts), thereby providing us with a substantially less volatile source of funding for our loans than our previous reliance on high costing certificates of deposits. Since implementing this strategy, we have seen an increase in our transaction accounts from $31.5 million at December 31, 2001 to $71.4 million at December 31, 2003, or an increase of 126.4%. At December 31, 2003, transaction accounts represented 32.2% of our total deposits.

        In March 1997, we issued an aggregate principal amount of $10.0 million in subordinated debentures (the "Debentures") which were to mature in March 2004 and bore interest at the rate of 13.5% per annum, payable semi-annually. In September 1998, holders of $8.5 million in Debentures exercised their option to have us repurchase their Debentures as of December 1998. In October 2003, the remaining Debentures, with a principal amount $1.5 million, were repurchased.

        In December 1999, the Bank sold its residual mortgage-backed securities retained from securitization and related mortgage servicing rights for $19.4 million in cash and other consideration in the form of a participation contract (the "Participation Contract"). The Participation Contract is a contractual right from the purchaser of the Bank's residual mortgage-backed securities for the Company to receive 50% of any cash realized after the purchaser recaptures its initial cash investment of $8.1 million, a 15% internal rate of return and $200,000 in servicing fees from the transaction. In January 2002, we purchased the Participation Contract from the Bank at the Bank's carrying value. During the second quarter of 2002, we started to receive cash payments under the Participation Contract. We had pledged the Participation Contract as collateral for the Note issued in January 2002 as defined and discussed below. The Participation Contract was released when the Note was paid off in October 2003.

        In January 2002, we completed a recapitalization through the private placement of a $12.0 million senior secured note due 2007 (the "Note") together with warrants to purchase 1,166,400 shares of common stock at an exercise price of $0.75 per share (the Warrants"). The recapitalization provided us with the resources to assemble a loan origination team experienced in income property lending in the markets that we serve, to invest in the infrastructure that we believe is capable of supporting our growth plans with respect to income property lending, and to fully implement the other aspects of our community banking business model. Following the recapitalization, the Bank qualified as a "well capitalized" institution under applicable banking regulations. The Note was paid off in October 2003. The Warrant, if exercised, would constitute approximately 18% of our issued and outstanding common stock.

        In October 2003, we closed a secondary offering of 3,921,500 shares of the Company's common stock at a per share price of $6.75. We received net proceeds from the offering of approximately $24.2 million, and we utilized the proceeds to pay off the $12.0 million Note and the $1.5 million of Debentures, thus reducing our interest expense by approximately $2.1 million annually. Additionally, the Company contributed $7.0 million of additional capital to the Bank during the fourth quarter of 2003 to support future growth.

        Although we only completed the full implementation of our community banking business model during 2002, we are already realizing the results of our new strategy. In addition to achieving profitability in 2002, our loan and deposit profile has changed dramatically in the past year. The following are our growth and operating strategies:

  •
  Growth of our Loan Portfolio.  We intend to continue to grow our loan portfolio by increasing our production of multi-family and commercial real estate loans. In addition to our traditional methods of obtaining multi-family and commercial real estate loans through referrals from mortgage brokers and bankers, we also initiated a retail origination channel for these loans. Our originators, who we recruited from other Southern California financial institutions, have established relationships with mortgage brokers, bankers and real estate investors, which we intend to develop further to increase our market share of income property loans. We have grown our income property loan portfolio from $14.0 million at December 31, 2001 to $209.6 million at December 31, 2003.

  •
  Emphasis on Retail Branch Banking.  We currently have three retail branch offices, one each in Huntington Beach and Seal Beach in Coastal Orange County, California and one in San Bernardino in the Inland Empire region of California. We intend to expand the growth of our core deposits through an emphasis on relationship banking, thereby lowering our cost of funds and building franchise value. Funds for our planned lending growth may also be generated, as needed, from Federal Home Loan Bank ("FHLB") advances, wholesale and/or brokered deposits as well as other borrowings.

  •
  Additional Retail Products and Services.  We believe it is important to have multiple account relationships with our customers in order to retain their lower cost transaction accounts and maximize our fee income. As a result, we believe it is essential to be able to offer our customers a wide array of products and services. In this regard, management has introduced several new products and services to attract new deposit relationships and to expand the relationships with our existing customers. We have introduced the following new products and services: merchant services for processing credit and debit cards, payroll processing services, contract collections for investors and small businesses, courier services, group employee banking services for business owners, an overdraft privilege product and an airline travel Visa card offered by a third party provider. In addition, we offer our customers the convenience of insurance and mutual fund products at our retail branches. Although we intend to continue to focus on our multi-family and commercial real estate lending, we will also monitor our customers' financial needs and will consider additional loan and deposit products in the future, which are consistent with our community banking business model.

  •
  Reducing Risk.  As we continue to originate higher quality income property loans, the amount of subprime loans remaining in our portfolio will continue to be proportionately reduced. At December 31, 2003, we had $7.0 million and $6.6 million of subprime and high loan-to-value loans, respectively. In addition to a reduction of risk in our loan portfolio, we also intend to continue to improve our interest rate risk profile through the origination of income property loans which we only originate on an adjustable-rate basis, thereby subjecting us to less interest rate risk, and through the growth of our core deposits

        Our executive offices are located at 1600 Sunflower Avenue, 2nd Floor, Costa Mesa, California 92626 and our telephone number is (714) 431-4000. Our internet website address is www.ppbi.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 1998 to present, are available free of charge on our internet website. Also on our website are our Code of Ethics, Insider Trading and Beneficial Ownership forms, and Corporate Governance Guidelines. The information contained in our website, or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Lending Activities

        General.    Beginning in 2002 and corresponding with our recapitalization, management implemented a new lending strategy to focus on originating multi-family and commercial real estate loans primarily secured by real estate in Southern California. Specifically, we target multi-family and commercial loans in the $200,000 to $4.0 million range with a particular emphasis on loans under $1.0 million. As part of this new focus, the Bank ceased originating one-to-four family residential loans. Management believes that the origination of multi-family and commercial real estate loans provides higher risk-adjusted rates of return, than the lower yielding one-to-four family loans.

        During 2003, we originated an aggregate of $161.8 million in multi-family and commercial real estate loans. The Bank's portfolio of multi-family and commercial real estate secured loans at December 31, 2003 totaled $209.6 million. At December 31, 2003, we had $247.6 million in total net loans outstanding.

        Sourcing of our Loans.    We primarily obtain new income property loans from mortgage brokers and mortgage bankers operating throughout Southern California. Our account managers work out of our corporate office and they are responsible for building and maintaining relationships with mortgage brokers and mortgage bankers that serve as a source for the income property loans that we seek. We currently have relationships with over 20 mortgage brokers. However, from August 1, 2003 to December 31, 2003, two mortgage brokerage companies accounted for 46.1% of the income property loans originated by us. We intend to continue to establish relationships with other mortgage brokers and bankers to diversify our reliance on individual mortgage brokers. Management believes that obtaining loans through mortgage brokers is a more cost-effective method of originating loans, and will afford us greater access to potential loan transactions and a consistent source of loan funding volume. Management believes that our highly focused lending strategy, timely decision-making process, competitive pricing, and flexibility in structuring transactions provide an incentive for brokers to do business with us. We also began originating income property loans in the third quarter of 2003 through referrals from our retail branches and by soliciting these loans directly on a retail basis. Our account managers will be focused on maintaining and developing relationships with individual investors, commercial real estate investment sales and leasing agents and other banks. We may also obtain loans through whole loan purchases and through participations with other banks, as these opportunities may arise from time-to-time.

        Interest Rates on Our Loans.    The interest rates we charge on our multi-family and commercial real estate loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management expertise, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain income property loan agreements will include prepayment penalties. Most loans secured by multi-family and commercial properties are subject to an adjustment of their interest rate based on one of several interest rate indices. All loans originated by the Bank in 2002 and 2003 were adjustable-rate loans and had minimum interest rates ("floor rates") at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

        Lending Risks on our Loans.    The majority of our multi-family and commercial real estate loans typically involve larger loans to a single borrower that are generally viewed as exposing us to a greater risk than one-to-four family residential lending. The liquidation values of income producing properties may be adversely affected by risks generally incidental to interests in real property, such as:

  •
  Changes or continued weakness in general or local economic conditions;

  •
  Changes or continued weakness in specific industry segments;

  •
  Declines in real estate values;

  •
  Declines in rental rates

  •
  Declines in occupancy rates

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

        We attempt to mitigate these risks through sound and prudent underwriting policies. See "Underwriting and Approval Authority for Our Loans" below.

        We will not make loans to any one borrower that are in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2003, the Bank's loans-to-one borrower limit was $4.3 million. See "Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower."

        Underwriting and Approval Authority for Our Loans.    Our board of directors establishes our basic lending policies. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield and portfolio concentrations. The underwriting and quality control functions are managed through our corporate offices. The underwriting standards for multi-family and commercial real estate loans consider the borrower's financial resources, credit worthiness, ability to repay the requested loan amount, the level, quality and stability of cash flow from the underlying collateral, property management experience of the borrower of similar properties, the loan-to-value ratio and the debt coverage ratio.

        Our loan origination activities are centralized and conducted out of our corporate offices. Our salaried account managers generate new loans through relationships they have established with individual loan agents working at approved mortgage brokers. These managers also generate originations through our marketing campaigns targeted toward individual real estate investors, commercial sales and leasing agents as well as existing clients. Upon receipt of a completed loan application from a prospective borrower, a credit and other required reports are ordered and, if necessary, additional information is requested. Prior to processing and underwriting any loan, we issue a letter of interest based on a preliminary analysis conducted by our account managers, which letter details the terms and conditions on which we will consider the loan request. Upon receipt of the signed letter of interest, we process and underwrite each loan application and prepare all loan documentation wherein the loan has been approved.

        An independent appraisal conducted by a licensed appraiser is required on every property securing a loan, which must be paid for by the borrower. An internal review of the appraisal is conducted on every loan by our appraisal department. Our board of directors reviews and approves annually the independent appraisers list that we use as well as our appraisal policy.

        Our underwriter's credit memorandum includes a description of the prospective borrower and any guarantors, the collateral, and the proposed uses of loan proceeds, as well as an analysis of the borrower's financial statements and the property operating history. Each application is evaluated from a number of underwriting perspectives, including property appraised value, loan-to-value level, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income, use and condition of the property, as well as the borrower's liquidity, income, credit history, net worth and operating experience. Our loans are originated on both a nonrecourse and full recourse basis. On loans facilitated to entities such as partnerships, limited liability companies, corporations or trusts, we generally seek to obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals.

        All of our loans must satisfy an interest rate sensitivity test (qualifying rate) in order for the loan origination or purchase to be approved; that is, the actual effective income of the property securing the loan must be adequate to achieve a minimum debt service coverage ratio (the ratio of net earnings on a property to debt service) based on a higher qualifying interest rate than the actual interest rate charged on our adjustable-rate loans, and must meet the established policy minimums for such loans. Additionally, a stress test of 100 basis points above the qualifying interest rate must be adequate to achieve a minimum 1:1 debt service cover ratio. Following loan approval and prior to funding, our underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly documented exceptions that have been approved), and that all required documentation is present and in proper form.

        Subject to the above standards, our board of directors delegates authority and responsibility for loan approvals to management up to $1.0 million. Loan amounts up to $1.0 million require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer and Director of Retail Branch Banking. All loans in excess of $1.0 million, including total aggregate borrowings in excess of $1.0 million, require a majority approval of our Board's Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

        Multi-family Residential Lending.    We originate and purchase loans secured by multi-family residential properties (five units and greater) throughout Southern California. Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to the lesser of 75% of the appraised value or the purchase price of the underlying property. In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate. Loans are generally made for terms up to 30 years with amortization periods up to 30 years. As of December 31, 2003, we had $188.9 million of multi-family real estate secured loans, constituting 75.5% of our loan portfolio. Since June 30, 2002, our multi-family loans, at origination had an average outstanding balance of $728,000, loan-to-value of 66.7% and debt coverage ratio of 1.36:1.

        Commercial Real Estate Lending.    We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed-use commercial properties throughout Southern California. We will also, from time to time, make a loan secured by a special purpose property such as an auto wash center or motel. Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value or the purchase price of the underlying property. We consider the net operating income of the property and require a debt service coverage ratio of at least 1.25:1, based on a qualifying interest rate. Loans are generally made for terms up to fifteen years with amortization periods up to 30 years. As of December 31, 2003, we had $20.7 million of commercial real estate secured loans, constituting 8.3% of our loan portfolio. Since June 30, 2002, our commercial real estate loans, at origination, had an average balance of $981,000, loan-to-value of 60.8% and debt coverage ratio of 1.52:1.

        Residential Construction Lending.    As of December 31, 2003, we had $3.6 million of construction loans (less undisbursed loan funds of $1.0 million), constituting 1.5% of the Bank's loan portfolio at that date. We no longer originate construction loans.

        Loan Servicing.    Loan servicing is centralized at our corporate headquarters. Our loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation. Following the funding of an approved loan, the data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments. The loan servicing activities include (i) the collection and remittance of mortgage loan payments, (ii) accounting for principal and interest and other collections and expenses, (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums, (iv) inspecting properties when appropriate, (v) contacting delinquent borrowers, and (vi) acting as fiduciary in foreclosing and disposing of collateral properties.

        When payments are not received by their contractual due date, collection efforts are begun by our loss mitigation personnel. Accounts delinquent more than 15 days are reviewed by our loss mitigation manager and are assigned to collectors to begin the process of collections. Our collectors begin by contacting the borrower telephonically and progress to sending a notice of intention to foreclose within 30 days of delinquency, and we will initiate foreclosure 30 days thereafter if the delinquent payments are not received in full. Our loss mitigation manager conducts an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral. The evaluation may result in our establishing a specific allowance for that loan or charging off the entire loan, however, continuing with collection efforts. In addition to servicing loans that we own, at December 31, 2003, we were servicing $2.9 million of loans we sold to other investors. We receive a servicing fee for performing these services for others. We do not expect to increase the level of loans serviced for others in the foreseeable future, other than with respect to multi-family loans in which we participate with another bank.

        Loan Portfolio Composition.    In 1994, the Bank shifted its lending strategy away from originating traditional one-to-four family home loans. The Bank focused on mortgage banking nationwide, consisting of originating, purchasing and selling residential mortgage loans to borrowers with subprime credit and high loan-to-value consumer loans. In late 1998, the Bank ceased originating high loan-to-value loans due to a change in the regulatory treatment of such loans, together with a change in the secondary markets for such loans. In September 2000, the Bank ceased originating and purchasing sub-prime loan products due to concerns over the costs of originating, servicing and owning such loans as well as the overall higher delinquency and default rates of these loans. The Bank's portfolio of one-to-four family home loans at December 31, 2003 totaled $36.6 million.

        A portion of the Bank's one-to-four family loan portfolio consists of loans secured by first liens on real estate to sub-prime credit borrowers. At December 31, 2003, $7.0 million of one-to-four family loans are considered to be sub-prime. A portion of the Bank's one-to-four family loan portfolio consists of loans secured by junior liens on real estate that are considered high loan-to-value loans. At December 31, 2003, $96,000 of one-to-four family, junior lien loans possess loan-to-values greater than 125% of the appraised value of the property, $6.1 million of one-to-four family, junior lien loans possess loan-to-values between 100% and 125% of the appraised value of the property and $386,000 of one-to-four family, junior lien loans possess loan-to-values between 90% and 100% of the appraised value of the property.

        At December 31, 2003, our net loans receivable held for investment totaled $246.8 million and net loans receivable held for sale totaled $804,000. The types of loans that the Bank may originate are subject to federal law, state law, and regulations.

        The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate loans:
Multi-family	$188,939	75.54%	$62,511	38.33%	$7,522	3.85%	$8,609	2.57%	$9,851	2.15%
Commercial	20,667	8.26%	23,050	14.13%	6,460	3.31%	9,092	2.71%	11,860	2.59%
Construction and Land	3,646	1.46%	8,387	5.14%	14,162	7.26%	45,657	13.62%	52,175	11.38%
One-to-four family(1)	36,632	14.65%	68,822	42.20%	166,372	85.26%	270,754	80.76%	381,932	83.29%
Other loans	233	0.09%	327	0.20%	629	0.32%	1,154	0.34%	2,738	0.59%

Total gross loans	250,117	100.00%	163,097	100.00%	195,145	100.00%	335,266	100.00%	458,556	100.00%

Less (plus):
Undisbursed loan funds	1,016		2,372		3,990		15,018		25,885
Deferred loan origination (costs), fees and (premiums) and discounts	(483)		(341)		(385)		(1,860)		(4,406)
Allowance for loan losses	1,984		2,835		4,364		5,384		2,749

Loans receivable, net	$247,600		$158,231		$187,176		$316,724		$434,328

(1)
Includes second trust deeds.

        Loan Maturity.    The following table shows the contractual maturity of the Bank's gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2003
	One-to-Four Family	Multi Family	Commercial	Construction	Other Loans	Total Loans Receivable
	(in thousands)
Amounts due:
One year or less	$—	$—	$75	$3,646	$197	$3,918
More than one year to three years	—	1,880	6,825	—	9	8,714
More than three years to five years	43	—	157	—	—	200
More than five years to 10 years	6,094	4,793	8,511	—	—	19,398
More than 10 years to 20 years	8,972	11,110	1,274	—	27	21,383
More than 20 years	21,523	171,156	3,825	—	—	196,504

Total amount due	36,632	188,939	20,667	3,646	233	250,117

Less (plus):
Undisbursed loan funds	—	—	—	1,016	—	1,016
Deferred loan origination fees (costs) and discounts	(314)	(592)	27	27	1	(851)
Lower of cost or market	366	—	—	—	2	368
Allowance for loan losses	1,011	812	105	41	15	1,984

Total loans, net	35,569	188,719	20,535	2,562	215	247,600

Loans held for sale, net	804	—	—	—	—	804

Loans held for investment, net	$34,765	$188,719	$20,535	$2,562	$215	$246,796

        The following table sets forth at December 31, 2003, the dollar amount of gross loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2004 At December 31, 2003
	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$20,609	$16,023	$36,632
Multi-family	1,977	186,962	188,939
Commercial real estate	4,062	16,530	20,592
Construction	—	—	—
Other loans	33	4	37

Total gross loans receivable	$26,681	$219,519	$246,200

        The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Beginning balance of gross loans(1)	$163,097	$195,145	$335,266
Loans originated:
One-to-four family(2)	—	—	7,117
Multi-family	138,451	42,727	—
Commercial and land	9,394	2,933	30
Construction loans	1,150	3,644	5,211
Other loans	6	—	—

Total loans originated	149,001	49,304	12,358

Loans purchased	12,826	29,983	11,502

Sub total—Production	161,827	79,287	23,860

Total	324,924	274,432	359,126

Less:
Principal repayments	55,541	69,649	119,803
Sales of loans	15,938	33,796	29,518
Charge-offs	1,506	2,663	4,333
Transfer to real estate owned	1,822	5,227	10,327

Total Gross loans	250,117	163,097	195,145

Ending balance loans held for sale (gross)	896	2,072	5,418

Ending balance loans held for investment (gross)	$249,221	$161,025	$189,727

(1)
Gross loans includes loans held for investment and loans held for sale.

(2)
Includes second trust deeds.

        Delinquencies and Classified Assets.    Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets. The Bank's Internal Asset Review ("IAR") Manager has responsibility for identifying and reporting problem assets to the Bank's Internal Asset Review Committee ("IARC"), which operates pursuant to the Board-approved IAR policy. The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently designates or classifies problem and potential problem assets as "Special Mention", "Substandard" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected. All real estate owned ("REO") acquired from foreclosure is classified as "Substandard". Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

        When the Bank classifies an asset, or portions thereof, as Substandard under current Office of Thrift Supervision ("OTS") policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

        The Bank's determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the OTS, which can order the establishment of additional general or specific loss allowances or a change in a classification. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that its regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

        The Bank's IARC reviews the IAR Manager's recommendations for classifying the Bank's assets quarterly and reports the results of its review to the Board of Directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the Board-approved

Allowance for Loan Losses policy. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2003:

	At December 31, 2003
	Total Substandard Assets		REO		Total Substandard Assets and REO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$2,645	40	$979	25	$3,624	65
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Specific Allowance	(263)	—	—	—	(263)	—

Total Substandard Assets	$2,382	40	$979	25	$3,361	65

        At December 31, 2003 the Bank had $2.6 million of Special Mention assets, $3.4 million Substandard assets, and $430,000 assets classified as Loss that are offset by a specific allowance of the same amount. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or as Pass.

        The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:

	60-89 Days		90 Days or More
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2003
Multi-family	—	$—	—	$—
Commercial real estate
Construction and land	—	—	—	—
One-to-four family and other loans	2	46	45	2,730

Total	2	$46	45	$2,730

Delinquent loans to total gross loans		0.02%		1.09%

At December 31, 2002
Multi-family	—	$—	—	$—
Commercial real estate
Construction and land	—	—	—	—
One-to-four family and other loans	17	929	91	5,205

Total	17	$929	91	$5,205

Delinquent loans to total gross loans		0.57%		3.19%

At December 31, 2001
Multi-family	1	$66	—	$—
Commercial real estate
Construction and land	—	—	3	2,530
One-to-four family and other loans	29	1,204	155	12,710

Total	30	$1,270	158	$15,240

Delinquent loans to total gross loans		0.65%		7.81%

At December 31, 2000
Multi-family	—	$—	1	$67
Commercial real estate
Construction and land	—	—	2	2,184
One-to-four family and other loans	72	3,469	290	20,389

Total	72	$3,469	293	$22,640

Delinquent loans to total gross loans		1.03%		6.75%

At December 31, 1999
Multi-family	—	$—	1	$198
Commercial real estate
Construction and land	—	—	—	—
One-to-four family and other loans	73	2,515	57	2,494

Total	73	$2,515	58	$2,692

Delinquent loans to total gross loans		0.55%		0.59%

        Nonperforming Assets.    At December 31, 2003 and 2002, respectively, we had $3.5 million and $7.4 million of net nonperforming assets, respectively, and $2.5 million and $5.0 million of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due. The decrease in nonperforming assets is primarily due to the sales of subprime loans and substantially improved loss mitigation practices in 2003 and 2002, a low interest rate environment which allowed delinquent customers to refinance or sell their homes, and stronger collection efforts.

        REO was $979,000 (consisting of 25 properties) at December 31, 2003, compared to $2.4 million (consisting of 35 properties) at December 31, 2002. Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Bank to obtain an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties' condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded. The decline in REO over the periods represented reflects the general improvements in asset quality and sales of REO properties.

        The following tables set forth information concerning nonperforming loans and REO at the periods indicated:

	At December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Nonperforming assets(1)
Real Estate:
One-to-four family	$2,729	$5,203	$12,687	$20,309	$2,462
Multi-family	—	—	—	67	198
Commercial	—	—	—	—	—
Construction and land	—	—	2,530	2,184	—
Other loans	1	2	23	79	27

Total nonaccrual loans	2,730	5,205	15,240	22,639	2,687
Foreclosures in process	43	425	786	4,454	1,331
Specific allowance	(299)	(627)	(1,310)	(386)	—

Total nonperforming loans, net	2,474	5,003	14,716	26,707	4,018

Foreclosed real estate owned(2)	979	2,427	4,172	1,683	2,214

Total nonperforming assets, net(3)	$3,453	$7,430	$18,888	$28,390	$6,232

Restructured loans(4)	$—	$—	$—	$19	$—
Allowance for loan losses as a percent of gross loans receivable(5)	0.79%	1.74%	2.24%	1.61%	0.60%
Allowance for loan losses as a percent of total nonperforming loans, gross	71.55%	50.35%	27.23%	19.87%	68.42%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.99%	3.07%	7.54%	7.97%	0.88%
Nonperforming assets, net of specific allowances, as a percent of total assets	1.12%	3.12%	7.75%	6.85%	1.13%

(1)
During the years ended December 31, 2003, 2002, 2001, 2000, and 1999, approximately $299,000, $313,000, $555,000, $842,000, and $127,000, respectively, of interest income related to these loans was included in net income. Additional interest income of approximately $406,000, $708,000,

  $1.7 million, $1.8 million, and $384,000, respectively, would have been recorded for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2)
Foreclosed real estate owned balances are shown net of related loss allowances.

(3)
Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(4)
A "restructured loan" is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. We did not include in interest income any interest on restructured loans during the periods presented.

(5)
Gross loans include loans receivable held for investment and held for sale.

        Allowance for Loan Losses.    We maintain an allowance for loan losses to absorb losses inherent primarily in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in our loan portfolio. The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.

        As of December 31, 2003, the allowance for loan losses totaled $2.0 million, compared to $2.8 million at December 31, 2002 and $4.4 million at December 31, 2001. The December 31, 2003, allowance for loan losses, as a percent of nonperforming loans and gross loans was 71.5% and 0.8%, respectively, compared with 50.4% and 1.7% at December 31, 2002, and 27.2% and 2.2% at December 31, 2001. The specific allowance amount included in the allowance for loan losses totaled $430,000, $735,000 and $1.4 million, as of December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

        The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to all loans held for investment.

        The loss factor for the multi-family loan portfolio is based primarily upon the thrift industry's nationwide and West Region of the US charge-off data for the past 10 years due to the Bank's limited loss history with respect to this loan product. The industry's average annual charge-off loss experience over the last 10 years was 32 basis points on a nationwide level for multi-family loans and 1 basis point for the West Region, which includes California, during the past 6 1/2 year period. The West Region's charge-off data is only available over the 6 1/2 year time period. However, the Bank used the data for the longer period as a starting point in developing the multi-family loan loss factors. The multi-family loan portfolio was stratified by the loan to value ("LTV") ratio and by loan seasoning. Management adopted a tiered system that establishes the highest loss factors for loans with an LTV ratio greater than 65% at origination and with less than 12 months of seasoning. Loans that possess a LTV ratio less than 65% at origination and a satisfactory payment history for the past 13 months or more are considered to have less credit risk and, therefore, are assigned a lower loss factor. The tiered system has four categories to address the unique characteristics of the Bank's multi-family loan portfolio and are reviewed and updated quarterly.

        The loss factor for the commercial real estate loan portfolio considers the thrift industry data compiled by the OTS and is based on management's past experience of the performance of such loans.

The industry's average annual charge-off loss experience over the last 8 1/2 years was 18 basis points on a nationwide level for commercial real estate loans and 2 basis points for the West Region during the past 6 1/2 year period. Management considers the historic loss data and past experience regarding Southern California commercial real estate in establishing loss factors for the portfolio.

        For the homogeneous single-family residential loan portfolio, the loss factors are developed by the Bank's IAR Department using a loss migration analysis over the prior one year period to determine the percentage of loans from a particular classification category that flows through to a realized loss. The migration analysis is performed quarterly on the Bank's single-family residential loan portfolio and is stratified based upon the geographic location of the collateral and the individual loan pool type (standard/subprime). The formula allowance is calculated based upon the developed loss factors and is assigned to the homogeneous single-family residential loan portfolio by geographic regions, loan pool type and classification.

        Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Furthermore, on all one-to-four family loans secured by first and second deeds of trust that are 90 days or more past due, a market evaluation which includes adjusting the value for the location of the collateral and the Bank's historical loss experience for that location is completed. A specific allowance is determined based on the valuation of the collateral underlying the loan and is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance.

        The IARC meets monthly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses based on the recommendation of the IAR Department and the analysis performed. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC's evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

        The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:

	As of and For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Balances:
Average net loans outstanding during the period	$184,460	$152,738	$245,629	$417,498	$411,189
Total loans outstanding at end of the period	250,117	163,097	195,145	335,266	458,556
Allowance for Loan Losses:
Balance at beginning of period	2,835	4,364	5,384	2,749	2,777
Provision for loan losses	655	1,133	3,313	2,910	5,382
Charge-offs:
Real Estate:
One-to-four family	1,612	1,908	3,829	273	3,163
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	386	—	—	—
Other loans	388	820	847	134	2,677

Total charge-offs	2,000	3,114	4,676	407	5,840

Recoveries:
Real Estate:
One-to-four family	197	295	125	31	92
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	—
Other loans	297	157	218	101	338

Total recoveries	494	452	343	132	430

Net loan charge-offs	1,506	2,662	4,333	275	5,410

Balance at end of period	$1,984	$2,835	$4,364	$5,384	$2,749

Ratios:
Net charge-offs to average net loans	0.82%	1.74%	1.76%	0.07%	1.32%
Allowance for loan losses to gross loans at end of period	0.79%	1.74%	2.24%	1.61%	0.60%
Allowance for loan losses to total nonperforming loans	71.55%	50.35%	27.23%	19.87%	68.42%

        The following table sets forth the amount of the Bank's allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2003		2002		2001
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$843	14.6%	$2,205	42.2%	$3,611	85.3%
Multi-family	812	75.5%	316	38.3%	44	3.8%
Commercial real estate	105	8.3%	121	14.1%	39	3.3%
Construction and land	41	1.5%	92	5.2%	618	7.3%
Other Loans	15	0.1%	16	0.2%	52	0.3%
Unallocated	168	—	85	—	—

Total	$1,984	100.00%	$2,835	100.00%	$4,364	100.00%

	As of December 31,
	2000		1999
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$4,597	80.8%	$2,582	83.3%
Multi-family	53	2.6%	64	2.1%
Commercial real estate	68	2.7%	6	2.6%
Construction and land	617	13.6%	26	11.4%
Other Loans	49	0.3%	71	0.6%
Unallocated	—	—

Total	$5,384	100.00%	$2,749	100.00%

        The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2003		2002		2001
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$1,386	69.8%	$2,015	71.1%	$2,976	68.2%
Specific allowance	430	21.7%	735	25.9%	1,388	31.8%
Unallocated allowance	168	8.5%	85	3.0%	—	0.0%

Total	$1,984	100.0%	$2,835	100.0%	$4,364	100.0%

	As of December 31,
	2000		1999
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$4,998	92.8%	$2,749	100.0%
Specific allowance	386	7.2%	—	0.0%
Unallocated allowance	—	0.0%	—	0.0%

Total	$5,384	100.0%	$2,749	100.0%

Investment Activities

        Our investment policy as established by our board of directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Specifically, our policies limit investments to U.S. government securities, federal agency-backed securities, non-government guaranteed securities, and mutual funds comprised of the above.

        Our investment securities portfolio amounted to $48.3 million at December 31, 2003 as compared to $63.1 million at December 31, 2002. As of December 31, 2003, the portfolio consisted of $10.4 million of mortgage-backed securities, $29.5 million of mutual funds, $2.4 million of FHLB stock and the Participation Contract with a carrying value at December 31, 2003 of $6.0 million. The decrease in securities in 2003 is primarily due to the net sales of $12.8 million of mortgage-backed securities and $6.3 million in principal payments from mortgage-backed securities, offset by a $3.2 million increase in the mutual funds balances, for the purpose of funding new loan originations. The increase in securities in 2002 was due to excess cash generated by the sale and run-off of subprime loans.

        At December 31, 2003, our $10.4 million of mortgage-backed securities are all insured or guaranteed by Freddie Mac or the Veteran's Administration and is accounted for as available for sale. In addition, our mutual funds consist of $19.3 million of the Asset Management Fund Adjustable Rate Mortgage ("ARM") Fund and $10.2 million of the Asset Management Fund Intermediate Fund. The ARM Fund invests in U.S. government agency adjustable-rate mortgage-backed securities, fixed and floating-rate collateralized mortgage obligations and investment grade corporate debt instruments. The Intermediate Fund invests in mortgage-backed securities, U.S. government notes and U.S. government agency debentures. We may increase or decrease our investment in mortgage-backed securities and mutual funds in the future depending on our liquidity needs and market opportunities.

        On December 31, 1999, the Corporation sold, pursuant to the Participation Contract; its residual mortgage-backed securities retained from prior securitizations and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The Participation Contract represents a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities. The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. Our right to receive cash flows under the contract was to begin after the purchaser recaptured its initial cash investment of $5.1 million, and satisfied certain other conditions including a 15% internal rate of return.

        The Participation Contract was sold to us by the Bank in January 2002. It is recorded on our financial statements at December 31, 2003 at approximately $6.0 million. We do not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate we believe is commensurate with the risks involved. Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. We began receiving cash from the Participation Contract during the second quarter of 2002. Based on our analysis of the expected performance of the underlying loans, the total cash to us is expected to be approximately $9 to $11 million over the next 2 years. However, the actual performance of the residual assets and cash realized by us could vary significantly from our projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses and the rate of prepayment speeds estimated for the loans underlying the residual assets. We commenced accreting the discount (recognizing interest income) and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract. We recorded discount accretion or the recognition of interest income of $3.6 million for the year ended December 31, 2003.

        The following table sets forth certain information regarding the carrying and fair values of the Bank's securities at the dates indicated:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities	$10,375	$10,375	$30,039	$30,039
Mutual funds	29,470	29,470	26,264	26,264
Participation Contract	—	—	—	—

Total securities and Participation Contract available for sale	39,845	39,845	56,303	56,303

Held to maturity:
Participation Contract	5,977	7,342	4,869	7,025
Other securities (FHLB Stock)	2,430	2,430	1,940	1,940

Total securities and Participation Contract held to maturity	8,407	9,772	6,809	8,965

Total securities and Participation Contract	$48,252	$49,617	$63,112	$65,268

        The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2003.

	At December 31, 2003
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$—	0.00%	$—	0.00%	$—	0.00%	$10,375	4.68%	$10,375	4.68%
Mutual Funds	29,470	2.46%	—	0.00%	—	0.00%	—	0.00%	29,470	2.46%

Total available for sale	$29,470	2.46%	$—	0.00%	$—	0.00%	$10,375	4.68%	$39,845	3.04%

Held to maturity:
Other securities (FHLB Stock)	$2,430	4.37%	$—	0.00%	$—	0.00%	$—	0.00%	$2,430	4.37%
Participation Contract	5,977	67.01%	—	0.00%	—	0.00%	—	0.00%	5,977	67.01%

Total held to maturity	$8,407	48.90%	$—	0.00%	$—	0.00%	$—	0.00%	$8,407	48.90%

Total securities and Participation Contract	$37,877	12.77%	$—	0.00%	$—	0.00%	$10,375	4.68%	$48,252	11.03%

Sources of Funds

        General.    Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

        Deposits.    Deposits represent our primary source of funds for our lending and investing activities. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook savings, checking accounts, money market savings accounts and certificates of deposit. Total deposits at December 31, 2003 were $221.4 million, as compared to $191.2 million at December 31, 2002. For the year ended December 31, 2003, certificates of deposit constituted 70.7% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 6 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2003, the Bank had $102.0 million of certificate accounts maturing in one year or less.

        The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits.

        The following table presents the deposit activity of the Bank for the years ended December 31:

	2003	2002	2001
	(in thousands)
Net deposits (withdrawals)	$25,258	$(47,329)	$(128,077)
Interest credited on deposit accounts	5,019	6,339	15,144

Total increase (decrease) in deposit accounts	$30,277	$(40,990)	$(112,933)

        At December 31, 2003, the Bank had $47.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$8,302	2.61%
Over three months through 6 months	6,588	2.36%
Over 6 months through 12 months	16,067	2.43%
Over 12 months	16,088	3.07%

Total	$47,045	2.67%

        The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Passbook accounts	$4,820	2.36%	0.52%	$4,054	2.00%	0.71%	$3,501	1.24%	1.33%
Money market accounts	21,178	10.38%	1.83%	9,607	4.74%	2.24%	5,365	1.91%	3.17%
Checking accounts	33,716	16.53%	1.26%	28,255	13.94%	1.39%	18,460	6.56%	0.86%

Sub-total	59,714	29.27%	1.40%	41,916	20.68%	1.52%	27,326	9.71%	1.37%

Certificate accounts:
Six through 12 months	67,443	33.05%	2.25%	99,818	49.25%	3.06%	218,938	77.78%	5.73%
13 through 36 months	65,087	31.90%	3.12%	53,963	26.63%	4.17%	32,019	11.38%	5.82%
37 months or greater	11,785	5.78%	4.81%	6,971	3.44%	5.35%	3,188	1.13%	6.33%

Total certificate accounts	144,315	70.73%	2.85%	160,752	79.32%	3.53%	254,145	90.29%	5.75%

Total average deposits	$204,029	100.00%	2.43%	$202,668	100.00%	3.12%	$281,471	100.00%	5.33%

        The following table presents, by various rate categories, the amount of certificate accounts outstanding at the date indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003:

	Period to Maturity from December 31, 2003
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total
	(in thousands)
Certificate Accounts
0.50 to 2.00%	$37,344	$954	$—	$—	$—	$—	$38,298
2.01 to 3.00%	51,008	30,312	853	127	2	101	82,403
3.01 to 4.00%	10,549	811	956	667	5,002	20	18,005
4.01 to 5.00%	2,523	1,159	1,375	2,307	127	61	7,552
5.01 to 6.00%	176	118	331	1,093	45	509	2,272
6.01 to 7.00%	244	334	78	5	50	73	784
7.01 to 8.00%	132	67	192	223	111	3	728

Total	$101,976	$33,755	$3,785	$4,422	$5,337	$767	$150,042

        FHLB Advances.    The FHLB system functions as a source of credit to savings institutions that are members. Advances are secured by certain mortgage loans and the capital stock of the FHLB owned by the Bank. Subject to the FHLB's advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. During the fourth quarter of 2003, FHLB increased the maximum advance allowed from 15% to 25% of the Bank's assets or $75.2 million, as of December 31, 2003. At December 31, 2003, the Bank had five FHLB advances outstanding totaling $48.6 million, which had a weighted average interest rate of 1.85% and a weighted average remaining maturity of six months.

        Senior Notes.    In January 2002, we issued the Note in the initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The Note was paid off in October 2003 with part of the proceeds from the secondary stock offering.

        Debentures.    In March 1997, we issued Debentures in the aggregate principal amount of $10.0 million. In September 1998, holders of $8.5 million in Debentures exercised their option to put their Debentures to us, thereby reducing outstanding Debentures to $1.5 million, due March 15, 2004. The remaining Debentures were paid off in October 2003 with part of the proceeds from the secondary stock offering.

        The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2003	2002	2001
	(dollars in thousands)
FHLB advances
Average balance outstanding	$19,352	$16,257	$15,494
Maximum amount outstanding at any month-end during the year	48,600	20,000	30,000
Balance outstanding at end of year	48,600	20,000	—
Weighted average interest rate during the year	2.80%	3.29%	6.40%
Debentures
Average balance outstanding	$1,188	$1,500	$1,500
Maximum amount outstanding at any month-end during the year	1,500	1,500	1,500
Balance outstanding at end of year	—	1,500	1,500
Weighted average interest rate during the year	14.31%	14.01%	14.01%
Other borrowings and lines of credit
Average balance outstanding	$9,128	$10,899	$—
Maximum amount outstanding at any month-end during the year	12,000	11,440	—
Balance outstanding at end of year	—	11,440	—
Weighted average interest rate during the year	21.83%	16.98%	0.00%
Total borrowings
Average balance outstanding	$29,668	$28,656	$16,994
Maximum amount outstanding at any month-end during the year	48,600	32,940	31,500
Balance outstanding at end of year	48,600	32,940	1,500
Weighted average interest rate during the year	9.12%	9.06%	7.07%

Subsidiaries

        As of December 31, 2003, we had one subsidiary, the Bank, which did not have any subsidiaries at December 31, 2003. In December 2003, we liquidated Pacific Premier Investment Services, our insurance subsidiary, and its assets and activities were transferred to the Bank.

Personnel

        As of December 31, 2003, we had 68 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

Competition

        The banking business in California in general, and specifically in our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

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

        The Bank, a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

        The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation—QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

        The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

        The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

        Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company and, under certain circumstances, receive OTS approval of such dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

        Prompt Corrective Action Regulations.    Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a leverage ratio of 5% is considered to be "well-capitalized," and a savings institution that has a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4% and a leverage ratio of 4% is considered to be "adequately capitalized". A saving institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be "undercapitalized". A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio less than 3% or a leverage ratio less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be "critically undercapitalized". Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including requiring a capital plan, the issuance of a capital directive and the replacement of senior executive officers and directors.

        The following table presents the Bank's capital position at December 31, 2003:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2003
Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%

        During 2000, the Bank's regulatory capital did not meet all minimum regulatory capital requirements. On June 16, 2000, the Bank was deemed by the OTS to be "undercapitalized" under the prompt corrective action regulations. On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Company, among other things, to contribute $5.2 million in capital to the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company was also required to observe certain requirements regarding transactions with affiliates, to maintain adequate books and records, to revise its tax sharing arrangements with the Bank, and to maintain a separate corporate existence from the Bank.

        Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required the Bank, among other things, to achieve an individual minimum core capital ratio of 6% and a modified risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank was required to double risk weight all subprime loans beginning in March 2001. The Supervisory Agreement also required that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans-to-one-borrower and oversight by the Board of Directors.

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

        In January 2002, the Company issued the Note in the initial principal amount of $12,000,000, and bearing interest at an initial rate of 12% (increasing over time to 16%), which was payable quarterly starting March 31, 2003, and the Warrant to purchase up to 1,166,400 shares of the Company's common stock at an exercise price of $.75 per share.

        Upon exercise of the Warrant, which is freely assignable in whole or in part in denominations of not less then 10,000 shares, the Warrant holder shall have the right to purchase during specified periods a total of up to 1,166,400 shares of our common stock. As of December 31, 2003, if the entire Warrant were exercised, the shares issued upon its exercise would constitute approximately 18% of the Company's outstanding stock. To date the Warrant holder has not exercised its Warrant to purchase any of the Common Stock.

        In January 2002, simultaneously with the closing of the transaction and disbursement of the funds by the Company to the Bank, the OTS notified the Company that it had terminated the Order to Cease and Desist issued on September 25, 2000. The OTS also notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, and that it had terminated the Supervisory Agreement issued on September 25, 2000.

        Insurance of Deposit Accounts.    Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. On January 1, 2003, the Bank's assessment rate was 17 basis points. The Bank's assessment rate was lowered to three basis points as a result of a determination by the FDIC to reduce the Bank's risk-based assessment in July 2003. As of December 31, 2003, the Bank's assessment rate was three basis points.

        In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FCO") to recapitalize the predecessor to the SAIF. During 1984, FCO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, members paid 1.22 basis points. The FCO assessment rates as of January 1, 2003 were $0.0168 per $100 annually (or 2.0 basis points) for BIF-assessable deposits and 2.1 basis points for SAIF-assessable deposits. For the year ended December 31, 2003, assessments for both deposit insurance and the FCO payments were $223,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

        Loans-to-One Borrower.    Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent; equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2003, the Bank's limit on loans-to-one borrower was $4.3 million. At December 31, 2003, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.7 million.

        QTL Test.    The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities and, to a certain extent, education loans, credit card loans and small business loans) in at least 9 months out of each 12 month period.

        A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2003, the Bank maintained 91.54% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

        Liquidity.    The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank's average liquidity ratio for the year ended December 31, 2003 was 18.34%. The Bank believes that this level of liquidity is higher than what the Bank expects to maintain in future periods as a result of the Bank's strategic plan to increase its loan originations.

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

        Transactions with Related Parties.    The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Corporation and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has recently promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank's holding company and companies that are under common control with the bank. We are considered to be an affiliate of the Bank.

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

        Federal Reserve System.    The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2003, the Bank maintained compliance with the foregoing requirements.

        Community Reinvestment Act and the Fair Lending Laws.    Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, as a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its last Community Reinvestment Act examination conducted in April 2000, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

        Financial Services Modernization Legislation.    In November 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB") was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

        In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHC Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a financial holding company, unless the company is grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date.

        To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

        USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  •
  standards for verifying customer identification at account opening; and

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 ("SOA") was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities Exchange Commission under the Securities Exchange Act of 1934, including us.

        The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission and the Comptroller General. The Securities and Exchange Commission has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements in periodic filings under the Exchange Act. We have revised our internal policies and Exchange Act disclosures to comply with these new requirements.

Federal Taxation

        The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2003 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

ITEM 2. PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2003
Corporate Headquarters:
1600 Sunflower Ave Costa Mesa, CA	Owned	2002	N.A.	$4,701,000
Branch Office: 1598 E Highland Avenue San Bernardino, CA	Leased	1986	2005	$57,000
Branch Office: 9971 Adams Avenue Huntington Beach CA	Leased	1998	2006	$39,000
Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA	Leased	1999	2007	$17,000

        All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

        Legal Proceedings—In December 1999, we, and certain former officers and current and former directors and certain other third parties were named as defendants in a securities class action lawsuit titled "Funke v. Life Financial, et al". The class action lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Securities Act of 1933, as amended, in connection with the sale of our common stock in our 1997 public offering. Plaintiffs seek unspecified damages in their complaint. Following a motion to dismiss, the Court dismissed plaintiff's claim for violation of Section 10b of the Exchange Act. Plaintiff's sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act of 1933, as amended. The parties have completed very limited discovery. The Court has not certified the class nor has the Court set a trial date. The maximum aggregate amount of coverage for this claim under our insurance policy is $10 million. Although our insurance carrier has accepted this claim with a customary reservation of rights, we believe that under our policy our potential liability will be 20% of any settlement and litigation expenses. We have established a legal accrual, which in Management's opinion, is sufficient to cover our anticipated portion of the cost and settlement.

        During the years ended December 31, 2001 and 2002 the Company was named in six lawsuits alleging various violations of state laws relating to origination fees, interest rates, and other charges. The complaints seek to invalidate the mortgage loans, or make them conform to state laws. The Company has been dismissed from these lawsuits; however, they were named in one more in 2003. The Company has responded to the new lawsuit and expects to be dismissed from this one also.

        The Company and the Bank are not involved in any other pending legal proceedings other than legal proceeding occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTERS

        The common stock of the Company has been publicly traded since 1997 and is currently traded on the Nasdaq National Market under the symbol PPBI. However, until recently, trading in the common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

        As of February 13, 2004, there were approximately 1,480 holders of record of the common stock. The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the Nasdaq National Market for the periods indicated. All share data has been adjusted for a June 7, 2001 1:5 reverse stock split.

	Sale Price of Common Stock
	High	Low
2002
First Quarter	$3.76	$2.10
Second Quarter	$3.95	$2.97
Third Quarter	$7.10	$2.60
Fourth Quarter	$7.09	$3.85
2003
First Quarter	$6.50	$4.76
Second Quarter	$8.49	$5.16
Third Quarter	$8.24	$6.86
Fourth Quarter	$11.75	$6.94

DIVIDENDS

        It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

        The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals. In addition, our ability to pay dividends at any time may be limited by the Bank's ability to pay dividends to us. Until recently, because the Bank was subject to more than normal supervision by the OTS, the Bank could not pay cash dividends without the prior approval of the OTS. Although the Bank is currently under no regulatory restriction with respect to the payment of dividends, OTS regulations require that the Bank must give prior notice to the OTS before making any cash distributions and the amount of cash distributions the Bank may make without the prior approval of the OTS is limited by OTS regulations. Further, if the OTS should decide that to pay a dividend would place the Bank in an unsafe or unsound financial condition, it can prohibit the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	As of and For the Years Ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Interest income	$17,248	$18,872	$24,442	$41,519	$46,378
Interest expense	7,657	8,910	16,191	28,446	25,577

Net interest income	9,591	9,962	8,251	13,073	20,801

Provision for loan losses	655	1,133	3,313	2,910	5,382

Net interest income after provision for loans losses	8,936	8,829	4,938	10,163	15,419

Net gains (losses) from mortgage banking	328	(261)	402	(5,684)	7,451
Other noninterest income (loss)	1,987	2,130	3,590	3,548	(22,471)
Noninterest expense	9,783	10,165	14,340	25,806	29,643

Income (loss) before income tax provision (benefit)	1,468	533	(5,410)	(17,779)	(29,244)

Income tax (benefit) provision(1)	(597)	(2,345)	642	3,003	(11,405)

Net income (loss)	$2,065	$2,878	$(6,052)	$(20,782)	$(17,839)

Share Data:
Net income (loss) per share:
Basic	$0.96	$2.16	$(4.54)	$(15.58)	$(13.57)

Diluted	$0.61	$1.16	$(4.54)	$(15.58)	$(13.57)

Weighted average common shares outstanding:
Basic	2,161,314	1,333,572	1,333,630	1,333,646	1,315,038

Diluted	3,399,376	2,476,648	1,333,630	1,333,646	1,315,038

Book value per share (basic)(2)	$7.10	$8.72	$5.73	$10.42	$25.90
Book value per share (diluted)(3)	$5.98	$4.98	$5.73	$10.42	$25.90
Selected Balance Sheet Data:
Total assets	$309,368	$238,278	$243,667	$414,421	$551,901
Participation Contract	5,977	4,869	4,428	4,428	9,288
Securities and FHLB stock	42,275	58,243	34,659	42,370	32,833
Loans held for sale, net(4)	804	1,866	4,737	—	330,727
Loans held for investment, net(4)	246,796	156,365	182,439	316,724	103,601
Allowance for loan losses	1,984	2,835	4,364	5,384	2,749
Mortgage servicing rights	29	51	101	5,652	6,431
Total deposits	221,447	191,170	232,160	345,093	468,859
Borrowings	48,600	32,940	1,500	48,620	19,373
Total stockholders' equity	37,332	11,623	7,648	13,900	34,462

Performance Ratios:(5)
Return on average assets(6)	0.82%	1.18%	-1.92%	-3.99%	-3.16%
Return on average equity(7)	12.43%	30.70%	-53.43%	-66.44%	-32.13%
Average equity to average assets	6.59%	3.85%	3.60%	6.01%	9.82%
Equity to total assets at end of period	12.07%	4.88%	3.14%	3.35%	6.24%
Average interest rate spread(8)	4.02%	4.44%	2.91%	2.82%	3.95%
Net interest margin(9)	4.06%	4.37%	2.81%	2.79%	4.21%
Efficiency ratio(10)	81.20%	85.19%	113.97%	230.57%	757.77%
Average interest-earning assets to average interest-bearing liabilities	101.16%	98.45%	98.35%	99.56%	105.01%
Capital Ratios(11):
Tier 1 capital to adjusted total assets	8.93%	7.03%	5.06%	4.33%	6.28%
Tier 1 capital to total risk-weighted assets	12.49%	11.29%	5.37%	5.73%	9.54%
Total capital to total risk-weighted assets	13.21%	12.54%	6.62%	6.99%	7.45%
Asset Quality Ratios:
Nonperforming loans, net, to total loans(12)
Nonperforming assets, net as a percent of total assets(13)	1.12%	3.12%	7.75%	6.85%	1.13%
Net charge-offs to average total loans
Allowance for loan losses to total loans at period end	0.79%	1.74%	2.24%	1.61%	0.60%
Allowance for loan losses as a percent of nonperforming loans at period end(12)	71.55%	50.35%	27.23%	19.87%	68.42%

(1)
In the years ended December 31, 2003 and December 31, 2002, we reversed $600,000 and $2.0 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.

(2)
Basic book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for the June 2001 1:5 reverse stock split.

(3)
Diluted book value per share is based upon the shares outstanding at the end of each period, adjusted retroactively for the June 2001 1:5 reverse stock split.

(4)
Loans are net of the allowance for loan losses and deferred fees.

(5)
All average balances consist of average daily balances after 1999. Average balances for 1999 are calculated using average monthly balances.

(6)
Net income divided by total average assets.

(7)
Net income divided by average stockholders' equity.

(8)
Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(9)
Represents net interest income as a percent of average interest-earning assets.

(10)
Represents the ratio of noninterest expense less (gain) loss on foreclosed real estate to the sum of net interest income before provision for loan losses and total noninterest income.

(11)
Calculated with respect to the Bank.

(12)
Nonperforming loans consist of loans past due 90 days or more and foreclosures in process less than 90 days and still accruing interest.

(13)
Nonperforming assets consist of nonperforming loans (see footnote 12 above) and foreclosed real estate owned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        The principal business of the Bank is attracting retail deposits from consumers and small businesses and investing those deposits together with funds generated from operations and borrowings, primarily in income property real estate secured loans. The Bank commenced originating and purchasing income property real estate secured loans through a network of mortgage brokers located within the state of California in 2002. In 2004, the Bank will fund substantially all of the loans that it originates or purchases through its excess liquidity, both retail and wholesale deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank's market area. The Bank's ability to originate and purchase loans is influenced by the general level of product available. The Bank's results of operations are also affected by the Bank's provision for loan losses and the level of operating expenses. The Bank's operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies. Additionally, all share and per share amounts in the accompanying financial statements and notes have been adjusted to reflect the 1:5 reverse stock split that was effected on June 7, 2001.

Critical Accounting Policies

        Management has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The Company's significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company's results of operations for future reporting periods.

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

        Average Balance Sheet.    The following tables set forth certain information relating to the Company for the years ended December 31, 2003, 2002, and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$916	$22	2.40%	$4,071	$100	2.46%	$20,331	$982	4.83%
Federal funds sold	1,125	7	0.62%	186	2	1.39%	444	16	3.72%
Participation Contract	5,356	3,589	67.01%	5,093	3,835	75.22%	—	—	0.00%
Investment securities(2)	44,560	1,264	2.84%	65,658	2,590	3.94%	27,148	1,471	5.42%
Loans receivable, net(3)	184,460	12,366	6.70%	152,738	12,345	8.08%	245,629	21,973	8.95%

Total interest earning assets	236,417	17,248	7.30%	227,746	18,872	8.29%	293,552	24,442	8.33%

Noninterest-earning assets	15,702			15,446			21,101

Total assets	$252,119			$243,192			$314,653

Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$59,716	836	1.40%	$41,916	638	1.52%	$27,326	374	1.37%
Certificate accounts	144,315	4,118	2.85%	160,752	5,676	3.53%	254,145	14,615	5.75%

Total interest-bearing deposits	204,031	4,954	2.43%	202,668	6,314	3.12%	281,471	14,989	5.33%

FHLB advances and other borrowings	19,379	541	2.79%	16,257	535	3.29%	15,494	992	6.40%
Notes Payable	9,101	1,992	21.89%	10,899	1,851	16.98%	—	—	0.00%
Subordinated debentures	1,188	170	14.31%	1,500	210	14.01%	1,500	210	14.00%

Total interest-bearing liabilities	233,699	7,657	3.28%	231,324	8,910	3.85%	298,465	16,191	5.42%

Noninterest-bearing liabilities	1,802			2,494			4,862

Total liabilities	235,501			233,818			303,327

Stockholders' equity	16,618			9,374			11,326

Total liabilities and equity	$252,119			$243,192			$314,653

Net interest income		$9,591			$9,962			$8,251

Net interest rate spread(4)			4.02%			4.44%			2.91%

Net interest margin(5)			4.06%			4.37%			2.81%

Ratio of interest-earning assets to interest-bearing liabilities			101.16%			98.45%			98.35%

(1)
Includes interest on float from cash disbursements.

(2)
Includes unamortized discounts and premiums and certificates of deposit.

(3)
Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans. Loan fees were approximately $$851,000 and $1.0 million for the years ended December 31, 2003 and 2002, respectively.

(4)
Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)
Net interest margin represents net interest income divided by average interest-earning assets.

        Rate Volume Analysis.    The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Increase (decrease) due to			Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(76)	$(2)	$(78)	$(546)	$(336)	$(882)
Federal funds sold	6	(1)	5	(6)	(8)	(14)
Participation Contract	191	(437)	(246)	—	3,835	3,835
Investment securities	(708)	(618)	(1,326)	1,610	(491)	1,119
Loans receivable, net	2,324	(2,303)	21	(7,671)	(1,957)	(9,628)

Total interest earning assets	1,737	(3,361)	(1,624)	(6,613)	1,043	(5,570)

Interest-bearing liabilities:
Transaction accounts	253	(55)	198	218	45	263
Certificate accounts	(542)	(1,016)	(1,558)	(4,361)	(4,577)	(8,938)
FHLB advances and other borrowings	94	(88)	6	47	(504)	(457)
Notes payable	(337)	478	141	1,851	—	1,851
Subordinated debentures	(45)	5	(40)	—	—	—

Total interest bearing liabilities	(577)	(676)	(1,253)	(2,245)	(5,036)	(7,281)

Changes in net interest income	$2,314	$(2,685)	$(371)	$(4,368)	$6,079	$1,711

Comparison of Operating Results for the Year Ended December 31, 2003 and December 31, 2002

        General:    For the year ended December 31, 2003, the Company reported net income of $2.1 million or $0.61 per diluted share, compared with a net income of $2.9 million or $1.16 per diluted share for the same period in 2002. The $813,000 decrease in net income was primarily the result of a lower income tax benefit ($1.8 million) during 2003 as compared to 2002. During 2002, the Company increased its deferred tax asset by $2.4 million, as compared to $600,000 during 2003. However, income before tax benefit increased by $935,000 from $533,000 in 2002 to $1.5 million in 2003. The decline in net income also reflected a reduction in interest income ($1.6 million), which was partially offset by lower interest expense ($1.3 million), a decline in the provision for loan losses ($478,000), an increase in noninterest income ($446,000) and a decrease in noninterest expense ($382,000).

        Interest Income:    Interest income for the year ended December 31, 2003 was $17.2 million, compared to $18.8 million for the year ended December 31, 2002. The decrease of $1.6 million, or 8.6%, is primarily due to a decrease in the average balance and yield on our investment securities. Interest income on investment securities and other interest-earning assets declined by $1.6 million, or 25.2%, due a $23.1 million decrease in the average balance of such assets. Interest income on loans receivable increased $21,000 to $12.4 million for the year ended December 31, 2003 from $12.3 million for the year ended December 31, 2002. The increase in interest income on loans was primarily the result of an increase in the average loan balance from $152.7 million in 2002 to $184.5 million in 2003 that was partially offset by a 138 basis points decrease in the average yield on loans

        Interest Expense:    Interest expense for the year ended December 31, 2003 was $7.7 million, compared to $8.9 million for the year ended December 31, 2002. The $1.3 million decrease primarily reflects a 69 basis points decrease in the cost of interest-bearing deposits that was due to the decrease in market interest rates, which was partially offset by an increase in the average balance of deposits from $202.7 million in 2002 to $204.0 million in 2003. Interest expense on other borrowings increased by $107,000 in 2003 as compared to 2002, primarily due to an increase in the average balance of borrowings of $1.0 million.

        Net Interest Income:    Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income and net interest margin are affected by several factors including (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans and securities, and our deposits and borrowings, and (3) the magnitude of our non-interest earning assets, including non-accrual loans and foreclosed real estate.

        Net interest income before provision for loan losses was $9.6 million for the year ended December 31, 2003, compared to $10.0 million for the year ended December 31, 2002. The $371,000 decrease in net interest income before provision for loan losses is primarily due to the decline in the Company's net interest margin from 4.37% in 2002 to 4.06% in 2003. The average cost of interest-bearing liabilities for the Company decreased to 3.28% during the year ended 2003, compared with 3.85% during the same period in 2002. The Company's yield on average earning assets was 7.30% for the year ended December 31, 2003, compared with 8.29% for the same period in 2002. Total interest income decreased $1.6 million, or 8.6%, while total interest expense decreased $1.3 million, or 14.1%.

        Provision for Loan Losses:    The provision for loan losses decreased to $655,000 for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002. Nonperforming loans decreased by 47.5% from $5.2 million in 2002 to $2.7 million in 2003, with a corresponding decrease in net charge-offs from $2.7 million in 2002 to $1.5 million in 2003. Average loans outstanding during 2003 increased by $31.7 million, or 20.8% over 2002, while the provision for loan losses decreased $478,000 in 2003, or 42.2%, compared to 2002 provision.

        Noninterest Income:    Noninterest income was $2.3 million for the year ended December 31, 2003, compared to $1.9 million for the year ended December 31, 2002. The $446,000 increase was primarily due to a $589,000 increase in net gain from the sale of loans, which is primarily due to a sale of $33.8 million loans in 2002 at a loss of $269,000, and a $438,000 increase in other income, which was due to a number of factors including $94,000 in rental income the Bank received for leasing unused space at its corporate offices. These increases were partially offset by a $258,000 decline in loan servicing income due to 710 average fewer loans being serviced by the Bank in 2003 as compared to 2002 and a $297,000 decrease in net gains on the sale of investment securities due to changes in prevailing market conditions and the types of our securities which we were selling in 2003 as compared to 2002.

        Noninterest Expense:    Noninterest expense for the year ended December 31, 2003 was $9.8 million compared to $10.2 million for the year ended December 31, 2002. The $382,000 decrease in noninterest expense was primarily due to a decrease in premises and occupancy of $485,000 and a decrease in other expenses of $349,000, which was partially offset by an increase in compensation and benefits of $593,000. The increase in compensation and benefits was primarily due to an increase in the number of employees from 57 full-time employees at December 31, 2002 to 68 full-time employees at December 31, 2003.

        Income Taxes:    The provision for income taxes decreased to a tax benefit of $597,000 for the year ended December 31, 2003 compared to a benefit of $2.3 million for the year ended December 31, 2002. The Company had income before income taxes of $1.5 million for the year ended December 31, 2003 compared to income before income taxes of $533,000 for the year ended December 31, 2002. The Company increased the deferred tax asset by reducing its deferred tax valuation allowance by $600,000 and $2.0 million in 2003 and 2002, respectively. The decrease in the deferred tax valuation is due to management's forecast of taxable earnings, based on reasonable and conservative assumptions regarding the Company's growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $5.5 million will be eliminated.

Comparison of Operating Results for the Year Ended December 31, 2002 and December 31, 2001

        General:    For the year ended December 31, 2002, the Company reported net income of $2.9 million or $1.16 per diluted share, compared with a net loss of $6.1 million or $4.54 per share for the same period in 2001. The $8.9 million increase in net income was primarily the result of lower interest expense ($7.3 million), lower provision for loan losses ($2.2 million), lower noninterest expense ($4.2 million), and a decline in the income tax provision ($2.9 million), which was partially offset by a reduction in interest income ($5.6 million) and a reduction in noninterest income ($2.1 million).

        Interest Income:    Interest income for the year ended December 31, 2002 was $18.9 million, compared to $24.4 million for the year ended December 31, 2001. The decrease of $5.6 million, or 22.9%, is due to a decrease in interest income on loans receivable. Interest income on loans receivable decreased $9.6 million to $12.3 million for the year ended December 31, 2002 from $22.0 million for the year ended December 31, 2001. The decrease in interest income on loans was primarily the result of an 87 basis points decrease in the yield on loans receivable and a decrease in the average loan balance from $245.6 million in 2001 to $152.7 million in 2002. The decrease in interest income on loans receivable was partially offset by a $4.1 million increase in interest income on investment securities and other interest-earning assets due primarily to discount accretion on the Participation Contract in 2002 of $3.8 million.

        Interest Expense:    Interest expense for the year ended December 31, 2002 was $8.9 million, compared to $16.2 million for the year ended December 31, 2001. The $7.3 million decrease primarily reflects a 221 basis points decrease in the cost of interest-bearing deposits (related to the decrease in market interest rates) and a decrease in the average deposit balance from $281.5 million in 2001 to $202.7 million in 2002 (reflecting a redemption of brokered and wholesale deposits). The $8.7 million decrease in interest paid on interest-bearing deposits was partially offset by a $1.9 million increase in interest paid on notes payable due to the issuance of the Note in January 2002.

        Net Interest Income:    Net interest income before provision for loan losses was $10.0 million for the year ended December 31, 2002, compared to $8.3 million for the year ended December 31, 2001. The $1.7 million increase in net interest income before provision for loan losses is primarily due to the increase in the Company's net interest margin from 2.81% for 2001 to 4.37% in 2002. The average cost of interest-bearing liabilities for the Company decreased to 3.85% during the year ended 2002, compared with 5.42% during the same period in 2001. The Company's yield on average earning assets was 8.29% for the year ended December 31, 2002, compared with 8.33% for the same period in 2001. Total interest income decreased $5.6 million, or 22.8%, while total interest expense decreased $7.3 million, or 44.9%.

        Provision for Loan Losses:    The provision for loan losses decreased to $1.1 million for the year ended December 31, 2002 from $3.3 million for the year ended December 31, 2001. Net nonperforming loans decreased by 66.0% from $14.7 million in 2001 to $5.0 million in 2002, with a corresponding decrease in net charge-offs from $4.3 million in 2001 to $2.7 million in 2002. The decrease in nonperfoming loans during 2002 was significantly due to the sale of $7.7 million of primarily nonperforming loans in the second quarter of 2002. Average loans outstanding during 2002 decreased by $92.9 million, or 37.8% over 2001, while the provision for loan losses decreased $2.2 million in 2002, or 65.8%, compared to 2001 provision.

        Noninterest Income:    Noninterest income was $1.9 million for the year ended December 31, 2002, compared to $4.0 million for the year ended December 31, 2001. The $2.1 million decrease was primarily due to a $1.1 million decrease in loan servicing fee income, which reflects the lower balance of the loan portfolio and the Company's exit from the mortgage banking business.

        Noninterest Expense:    Noninterest expense for the year ended December 31, 2002 was $10.2 million compared to $14.3 million for the year ended December 31, 2001. The $4.2 million decrease in noninterest expense was primarily comprised of a decrease in compensation and benefits of $1.0 million and a $2.1 million decrease in other expenses. The decrease in compensation and benefits was primarily due to the reduction of employees from 66 full-time employees at December 31, 2001 to 57 full-time employees at December 31, 2002. As a result of management's diligent efforts to reduce operating expenses, other expenses decreased by $2.1 million, losses on foreclosed real estate decreased by $301,000 and premises and occupancy decreased by $623,000.

        Income Taxes:    The provision for income taxes decreased to a tax benefit of $2.3 million for the year ended December 31, 2002 compared to a provision of $642,000 for the year ended December 31, 2001. The Company had income before income taxes of $533,000 for the year ended December 31, 2002 compared to a $5.4 million loss before income taxes for the year ended December 31, 2001. The Company increased the deferred tax asset $2.0 million from $350,000 in 2001 to $2.4 million in 2002 based on estimated future taxable income.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

        Total assets of the Company were $309.4 million at December 31, 2003 compared to $238.3 million at December 31, 2002. The 29.8% increase in total assets of the Company was primarily the result of an $89.4 million increase in net loans, which was partially offset by a $16.5 million decrease in investment securities and a $1.4 million decrease in foreclosed real estate.

        Total liabilities of the Company were $272.0 million at December 31, 2003 compared to $226.7 million at December 31, 2002. The 20.0% increase was primarily due to a $30.3 million increase in deposits and, to a lesser extent, a $28.6 million increase in borrowings, which was partially offset by a $12.9 million decrease in other debt. Total deposits at December 31, 2003 were $221.4 million compared to $191.2 million at December 31, 2002. The 15.8% increase in deposits is the result of the Bank's strategy to increase retail deposits. In addition, FHLB advances increased by $28.6 million as the Company increasingly relied on such borrowings to fund its lending and investing activities.

        At December 31, 2003 and 2002, our stockholders' equity amounted to $37.3 million and $11.6 million, respectively. The increase in our stockholders' equity during 2003 reflected the $24.3 million in net proceeds raised in connection with our secondary offering that was completed in October 2003.

Liquidity

        Our primary sources of funds are principal and interest payments on loans, deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our average liquidity ratios were 18.34%, 28.30% and 14.39% for the years ended December 31, 2003, 2002 and 2001, respectively. The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. Our liquidity is monitored daily.

        Management believes the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets of the Bank (which are comprised of cash and unpledged investments) represent approximately 14.1% of total assets December 31, 2003, 17.5% of total assets at December 31, 2002 and 16.3% of total assets at December 31, 2001. At December 31, 2003, we had an unsecured line of credit with a correspondent bank for $5.0 million that had a $0 balance at year end. We also have a line of credit with FHLB allowing us to borrow up to 25% of the Bank's total assets as of December 31, 2003 or $75.2 million, $48.6 million of which was outstanding as of such date. The FHLB advance line is collateralized by investment securities and/or eligible loans. At December 31, 2003, we had approximately $103.4 million of loans and $2.4 million of investments pledged to secure FHLB borrowings.

        We had no material commitments for capital expenditures at December 31, 2003. At December 31, 2003, we had no outstanding commitments to originate or purchase mortgage loans compared to $2.4 million and $5.7 million at December 31, 2002 and 2001, respectively.

        The Bank's loan to deposit and borrowing ratio was 91.3%, 74.6% and 80.5% as of December 31, 2003, 2002 and 2001, respectively. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2003, totaled $102.0 million. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

Capital Resources

        The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        At December 31, 2003, the Bank's leverage capital and risk-based capital amounted to $26.9 million and $28.4 million, respectively. As a result, the Bank exceeded the capital levels required to be considered "well capitalized" at that date. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered "well capitalized." At December 31, 2003, the Bank's total risk-based capital, Tier 1 risk-based capital and leverage ratios were 13.22%, 12.49%, and 8.94%.

Contractual Obligations and Commitments

        The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes our contractual obligations as of December 31, 2003:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$48,600	$40,600	$8,000	$—	$—
Certificates of deposit	150,042	101,976	37,540	9,759	767
Operating leases	581	251	314	16	—

Total contractual cash obligations	$199,223	$142,827	$45,854	$9,775	$767

        The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2003:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Other commitments:
Unused equity lines of credit	$228	$—	$—	$—	$228
Undisbursed construction funds	1,016	1,016	—	—	—

Total commitments	$1,244	$1,016	$—	$—	$228

Impact of Inflation and Changing Prices

        Our consolidated financial statements and related data presented in this annual report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and operating results in terms of historical dollar amounts (except with respect to securities classified as available for sale which are carried at market value) without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same magnitude as the price of goods and services.

Impact of New Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our financial condition or operating results.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which requires that most financial services companies subject their intangible assets to an annual impairment test instead of being amortized. SFAS No. 147 applies to all new and past financial institution acquisitions, including branch acquisitions that qualify as acquisitions of a business, but excluding acquisitions between mutual institutions. All acquisitions within the scope of the new statement will now be governed by the requirements of SFAS Nos. 141 and 142. Certain provisions of SFAS No. 147 were effective on October 1, 2002, while other provisions are effective for acquisitions on or after October 1, 2002. The adoption of SFAS No. 147 had no impact on our financial condition or operating results.

        In December 2002, the FASB issued SAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We account for the compensation cost associated with our stock option plans under the intrinsic value method, and consequently, the alternative methods of transition will not apply to us. The additional disclosure requirements of the statement are included in our financial statements. In management's opinion, the adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

        In December 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of APB No.51." This interpretation addresses the consolidation of variable interest entities as defined in the interpretations. The interpretation is generally effective for reporting periods ending on or after December 31, 2003. Application of this interpretation is not expected to have a material effect on our financial statements. There has been some discussion in the accounting profession of trust preferred securities and whether this interpretation would require companies that have issued trust preferred securities to deconsolidate the related entities. Although this matter of deconsolidation of trust preferred securities is not yet settled, management does not believe that deconsolidation of trust preferred securities entities will have a material impact on our financial condition or operating results.

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

We have a limited operating history under our new business strategy that makes it difficult to predict our future prospects and financial performance.

        We had not substantially implemented our community-based banking model, including our new lending strategy focused on originating multi-family and commercial real estate loans until 2002. We will continue to introduce new products consistent with this model in the future. We have only recently become profitable and there can be no assurance that our strategy will continue to be a profitable one for us. Although we realized net income of $2.1 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively, we incurred a loss of $6.1 million for the year ended December 31, 2001. We may not be able to sustain or increase our profitability in future periods. The failure to remain profitable may reduce the value of investment in our common stock.

Our multi-family residential and commercial real estate loans are relatively unseasoned, and defaults on such loans would adversely affect our financial condition and results of operations.

        At December 31, 2003, our multi-family residential loans amounted to $188.9 million, or 75.5% of our total loans. At December 31, 2003, our commercial real estate loans amounted to $20.7 million, or 8.3% of our total loans. Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after June 30, 2002 and are, consequently, unseasoned. In addition, such loans originated after June 30, 2002 had average loan balances at origination of $728,000 in the case of multi-family loans and $981,000 in the case of commercial real estate loans, so that a default on a multi-family or commercial real estate loan may have a greater impact on us than default on a single-family residential loan which is generally smaller in size. Further, the payment on multi-family and commercial real estate loans is typically dependent on the successful operation of the project, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and financial prospects.

The estimation of the future cash flows under the Participation Contract may fluctuate decreasing our anticipated income.

        Based on our analysis of the expected default rates, future loan prices, and prepayment speeds of the loans underlying the Participation Contract, we have estimated the total cash to be received by us in the future under the Participation Contract as of December 31, 2003 to be approximately $9 to

$11 million over the next two years. Due to changing market conditions and other unforeseen events beyond our control, the actual default rates, future loan prices and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans, and thus reducing our anticipated cash flows from the Participation Contract. Further, the Participation Contract is recorded in our financial statements at December 31, 2003 at a value of $6.0 million. We have estimated this value using a cash flow model, which determines the present value of the estimated expected cash flow from the contract. To the extent our anticipated cash flows are materially reduced, we may be required to reduce the carrying valve of the Participation Contract in our financial statements. In addition, the income we recognized from the Participation Contract for the years ended December 31, 2003 and 2002 was $3.6 million and $3.8 million, respectively, or 20.9% and 20.3% of our total interest income, respectively. Although we anticipate future cash flows from the Participation Contract over the next two years, the cash flows from the Participation Contract will cease when the underlying loans are paid off or sold, and income from the Participation Contract should not be viewed as a continuing source of future income.

We may be unable to successfully compete in our industry.

        We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks and mortgage companies that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles. In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than we have, and have established customer bases and name recognition. We compete for loans principally on the basis of interest rates and loan fees, the types of loans that we originate and the quality of service that we provide to our borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete. If we are not able to effectively compete in our market area, our profitability may be negatively affected.

Loans to borrowers with subprime credit involve a higher risk of default, and although we no longer originate these loans, we still have a significant amount of such loans in our portfolio.

        Subprime loans are loans to borrowers who generally do not satisfy the credit or underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. At December 31, 2003, we still had $7.0 million of subprime loans, which represented 2.8% of our total loans. While we believe that the underwriting procedures and appraisal processes employed with respect to such loans enabled us to somewhat reduce the risks inherent in loans made to these borrowers, we cannot assure you that such procedures or processes will afford adequate protection against such risks, and we could suffer additional losses as a result of these subprime loans.

Loans that are not fully secured involve a higher risk of loss, and although we no longer originate high loan-to-value loans, we still have a significant amount of such loans in our portfolio.

        We no longer originate high loan-to-value junior real estate secured loans, where the amount of the loan, together with more senior loans secured by the real estate, exceeded the value of the real estate at origination. However, at December 31, 2003, we still had $6.6 million of these loans in our portfolio, which represented 2.13% of total loans. In the event of a default on such a loan by a borrower, there may be insufficient collateral to pay off the balance of the loan and, as holder of a junior lien on the property, we may lose all or a substantial portion of our investment.

Our origination of multi-family and commercial real estate loans is dependent on the mortgage brokers who refer these loans to us.

        Our primary method of originating multi-family and commercial real estate loans is through referrals by mortgage brokers. From August 1, 2003 to December 31, 2003, two mortgage brokers have referred to us approximately 46.1% of all the multi-family and commercial real estate loans in our loan portfolio. Although we have in-house account managers whom we have recently retained who have the responsibility of developing relationships with additional mortgage brokers which may refer us the types of loans we target, should we not be successful in developing relationships with additional mortgage brokers and should we lose referrals from one or more mortgage brokers on whom we depend for a large percentage of our multi-family and commercial real estate loans, our loan originations could be substantially less than we anticipate, thus reducing our anticipated income from these loans.

Interest rate fluctuations, which are out of our control, could harm profitability.

        Our profitability depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve Board or otherwise, may have a significant effect on net interest income. The assets and liabilities may react differently to changes in overall market rates or conditions. Moreover, in periods of rising interest rates, financial institutions typically originate fewer mortgage loans adversely affecting our interest income on loans. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income.

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

        We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will hurt our business. In addition, the OTS, as part of its supervisory function, periodically reviews our allowance for loan losses. Such agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the OTS could also hurt our business.

Upon exercise of the Warrant, shareholders will experience significant dilution in their shares of common stock.

        The holder of the Warrant has the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share, which shares, once exercised, would represent approximately 18.2% of our issued and outstanding shares as of December 31, 2003. The Warrant is currently exercisable for an aggregate of 349,920 shares of our common stock, with all of the shares underlying the Warrant becoming exercisable in January 2005. The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2003, the closing price of our common stock was $11.09 per share. Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

Adverse outcomes of litigation against us could harm our business and results of operation.

        We are currently involved in a securities class action lawsuit relating to our 1997 public offering of securities. Although the securities litigation is currently in settlement negotiations and we believe we have made an adequate reserve to pay any settlement amount we may be obligated to pay what is not covered by our insurance carrier, if the action should settle at an amount greater than our reserve and the amount covered by our insurance carrier, or if the action should not settle and should proceed to trial, a significant settlement amount or judgment against us could harm our business and results of operations. We are also currently involved in other litigation involving former subprime mortgage sales and other actions arising in the ordinary course of our business. We also anticipate that due to the consumer-oriented nature of the subprime mortgage industry in which we previously actively operated and uncertainties with respect to the application of various laws and regulations in some circumstances, we may be named from time to time as a defendant in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

Poor economic conditions in California may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

        A substantial majority of our assets and deposits are generated in Southern California. As a result, poor economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline.

        Further, a downturn in the Southern California real estate market could hurt our business. Our business activities and credit exposure are concentrated in Southern California. A downturn in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2003, approximately 88.8% of our loan portfolio consisted of loans secured by real estate located in California, the substantial majority of which was located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in

Southern California could be affected by, among other things, earthquakes and other natural disasters particular to Southern California.

We do not expect to pay cash dividends in the foreseeable future.

        We do not intend to pay cash dividends on our common stock in the foreseeable future. Instead, we intend to reinvest our earnings in our business. In addition, in order to pay cash dividends to our shareholders, we would most likely need to obtain funds from the Bank. The Bank's ability, in turn, to pay dividends to us is limited by federal banking law. It is possible, depending on the financial condition of the Bank and other factors, that the OTS could assert that payment of dividends by the Bank is an unsafe or unsound practice.

Federal law imposes conditions on the ability to acquire control of our common stock at specified threshold percentages, which could discourage a change in control.

        Acquisition of control of a federal savings bank or its holding company requires advance approval by the OTS. Under federal law, the acquisition of more than 10% of our common stock would result in a rebuttable presumption of control and the ownership of more than 25% of our voting stock would result in conclusive control. Depending on the circumstances, the foregoing requirements may prevent or restrict a change in control of us.

Our business may be adversely affected by the highly regulated environment in which we operate.

        We are subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had and are expected to continue to have a significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit us. However, other changes could increase our costs of doing business or reduce our ability to compete in certain markets.

Anti-takeover defenses may delay or prevent future transactions

        Our Certificate of Incorporation and Bylaws, among other things:

  •
  divide the board of directors into three classes with directors of each class serving for a staggered three year period;

  •
  provides that our directors must fill vacancies on the board;

  •
  permit the issuance, without shareholder approval, of shares of preferred stock having rights and preferences determined by the board of directors;

  •
  provide that stockholders holding 80% of our issued and outstanding shares must vote to approve certain business combinations and other transactions involving holders of more than 10% of our common stock or our affiliates;

  •
  provide that stockholders holding 80% of our issued and outstanding shares must vote to remove directors for cause; and

  •
  provide that record holders of our common stock who beneficially own in excess of 10% of our common stock are not entitled to vote shares held by them in excess of 10% of our common stock.

        In addition, Steven R. Gardner, our President and Chief Executive Officer, has an employment agreement which provides that in the event of a change of control in which Mr. Gardner's employment is terminated, Mr. Gardner will be entitled to severance payments equal to two times his annual base salary plus an amount equal to his incentive bonus for the previous year.

        These provisions in our certificate of incorporation, by-laws and Mr. Gardner's employment agreement could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

We are dependent on our key personnel

        Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy. The loss of Mr. Gardner could have a negative impact on the success of our new business strategy. In addition, we rely upon the services of John Shindler, our Senior Vice President and Chief Financial Officer, and our ability to attract and retain highly skilled personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not maintain key-man life insurance on any employee nor have we entered into an employment agreement with any of them other than Mr. Gardner. The Company and Bank have each entered into new three-year contracts with Mr. Gardner on January 5, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Net Portfolio Value.    The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the "OTS NPV model"), which is prepared quarterly, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by estimating the Bank's NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios, which range from a 300 basis point increase to a 300 basis point decrease in market interest rates.

        As of December 31, 2003 and 2002, the Bank's Sensitivity Measure, as measured by the OTS, was -23 and -23 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates. This would correspondingly result in a $1.2 million and $959,000 reduction in the NPV of the Bank. There has not been a significant change in interest rate risk exposure to the Bank between December 31, 2002 and December 31, 2003.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

        The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2003, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp"):

As of December 31, 2003
(dollars in thousands)

Net Portfolio Value
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	NPV as % of Portfolio Value of Assets % Change (BP)
+300 BP	29,150	(2,052)	-7.0%	9.73%	-43 BP
+200 BP	29,998	(1,204)	-4.0%	9.93%	-23 BP
+100 BP	30,694	(508)	-2.0%	10.08%	-9 BP
Static	31,202	—	0.0%	10.16%	—
-100 BP	31,095	(107)	0.0%	10.07%	-9 BP
-200 BP *
-300 BP *

*
The model was not able to calculate meaningful results due to the low interest rate environment.

        Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest- bearing liabilities. Although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to, does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income, and will differ from actual results.

        Selected Assets and Liabilities which are Interest Rate Sensitive.    The following table provides information regarding the Bank's primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2003. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing

At December 31, 2003	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Federal Funds	$29,470	$—	$—	$—	$—	$0
Average Interest Rates	2.43%	—	—	—	—	—
Mortgage—Backed Securities
Fixed Rate	$1,049	$—	$—	$9,326	$—	$—
Average Interest Rate	7.50%	—	—	4.36%	—	—
Participation Contract	$7,912	$667	$447	$239	$—	$—
Average Interest Rate	67.01%	67.01%	67.01%	67.01%	—	—
Loans—Fixed Rate	$7	$2,385	$2,192	$—	$19	$22,086
Average Interest Rate	3.98%	8.48%	8.24%	—	9.38%	10.93%
Loans—Adjustable Rate	$137,698	$3,485	$28,378	$18,937	$30,326	$4,549
Average Interest Rate	5.52%	5.95%	5.45%	5.35%	6.10%	6.37%
Selected Liabilities
Interest-bearing transaction accounts	$12,830	$10,264	$8,211	$6,569	$5,255	$21,020
Average Interest Rate	1.62%	1.62%	1.62%	1.62%	1.62%	1.62%
Certificates of Deposits	$101,976	$33,755	$3,785	$4,422	$5,337	$767
Average Interest Rate	2.31%	2.52%	4.27%	4.69%	3.69%	5.07%
FHLB Advances	$40,600	$8,000	$—	$—	$—	$—
Average Interest Rate	1.76%	2.33%	—	—	—	—

        The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Board of Directors and Stockholders
Pacific Premier Bancorp and Subsidiaries
Costa Mesa, California

        We have audited the accompanying consolidated balance sheets of Pacific Premier Bancorp and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  VAVRINEK, TRINE, DAY & CO., LLP

Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
March 2, 2004

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except per share data)

	At December 31,
	2003	2002
ASSETS
Cash and due from banks	$2,440	$3,590
Investment securities available for sale	39,845	56,303
Investment securities held to maturity	2,430	1,940
Loans held for sale, net	804	1,866
Loans held for investment, net	246,796	156,365
Accrued interest receivable	1,122	1,140
Foreclosed real estate	979	2,427
Premises and equipment	5,330	5,411
Deferred income taxes	2,950	2,350
Participation Contract	5,977	4,869
Other assets	695	2,017

TOTAL ASSETS	$309,368	$238,278

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$7,257	$6,362
Interest bearing	214,190	184,808
Borrowings	48,600	20,000
Notes Payable	—	11,440
Subordinated debentures	—	1,500
Accrued expenses and other liabilities	1,989	2,545

TOTAL LIABILITIES	272,036	226,655

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,255,072 (2003) and 1,333,572 (2002) shares issued and outstanding	53	13
Additional paid-in capital	67,546	43,328
Accumulated deficit	(30,021)	(32,086)
Accumulated other comprehensive (loss) income	(246)	368

TOTAL STOCKHOLDERS' EQUITY	37,332	11,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$309,368	$238,278

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Years ended December 31,
	2003	2002	2001
INTEREST INCOME:
Loans	$12,366	$12,345	$21,973
Investment securities and other interest-earning assets	4,882	6,527	2,469

Total interest income	17,248	18,872	24,442

INTEREST EXPENSE:
Interest-bearing deposits	4,954	6,314	14,989
Borrowings	541	535	992
Notes payable	1,992	1,851	—
Subordinated debentures	170	210	210

Total interest expense	7,657	8,910	16,191

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,591	9,962	8,251

PROVISION FOR LOAN LOSSES	655	1,133	3,313

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,936	8,829	4,938

NONINTEREST INCOME:
Loan servicing fee income	503	761	1,893
Deposit fee income	505	531	649
Net gain (loss) from sale of loans	328	(261)	402
Net gain on Participation Contract and investment securities	127	424	884
Other income	852	414	164

Total noninterest income	2,315	1,869	3,992

NONINTEREST EXPENSE:
Compensation and benefits	5,041	4,448	5,448
Premises and occupancy	1,405	1,890	2,513
Data processing and communications	370	541	712
Net loss on foreclosed real estate	116	86	387
Other expense	2,851	3,200	5,280

Total noninterest expense	9,783	10,165	14,340

INCOME/(LOSS) BEFORE INCOME TAX (BENEFIT) PROVISION	1,468	533	(5,410)

INCOME TAX (BENEFIT) PROVISION	(597)	(2,345)	642

NET INCOME/(LOSS)	$2,065	$2,878	$(6,052)

EARNINGS/(LOSS) PER SHARE:
Basic earnings/(loss) per share	$0.96	$2.16	$(4.54)
Diluted earnings/(loss) per share	$0.61	$1.16	$(4.54)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	2,161,314	1,333,572	1,333,630
Diluted	3,399,376	2,476,648	1,333,630

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
OTHER COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-in Capital		Retained Earnings (Deficit)	Comprehensive (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	1,333,687	$13	$42,629	$170	$(28,912)		$13,900
Fractional shares repurchased in conjunction with the 1:5 reverse stock split	(115)	—	(1)	—	—		(1)
Comprehensive loss
Net loss	—	—	—	—	(6,052)	$(6,052)	(6,052)
Realized loss on investments, net of tax of $137	—	—	—	(199)	—	(199)	(199)

Total comprehensive loss	—	—	—	—	—	$(6,251)	—

Balance at December 31, 2001	1,333,572	$13	$42,628	$(29)	$(34,964)		$7,648
Comprehensive Income
Net income	—	—	—	—	2,878	$2,878	2,878
Realized gain on investments, net of tax of $0	—	—	—	397	—	397	397

Total comprehensive income	—	—	—	—	—	$3,275

Capital Contribution Warrants(1)	—	—	700	—	—		700

Balance at December 31, 2002	1,333,572	$13	$43,328	$368	$(32,086)		$11,623
Comprehensive Income
Net income	—	—	—	—	2,065	$2,065	2,065
Realized loss on investments, net of tax of $0	—	—	—	(614)	—	(614)	(614)

Total comprehensive income	—	—	—	—	—	$1,451

Issuance of stock, net of costs	3,921,500	40	24,218	—	—		24,258

Balance at December 31, 2003	5,255,072	$53	$67,546	$(246)	$(30,021)		$37,332

(1)
See Note 9 to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,065	$2,878	$(6,052)
Adjustments to net income (loss):
Depreciation expense	510	680	1,176
Accretion of discount on notes payable	560	140	—
Provision for loan losses	655	1,133	3,313
Loss on sale, provision, and write-down of foreclosed real estate	267	969	2,092
Loss on sale and disposal on premises and equipment	5	21	670
Net unrealized and realized (gain) loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	347	118	(12)
Gain on sale of loans held for sale	(1)	(183)	—
Gain on sale of investment securities available for sale	(128)	(424)	(884)
Proceeds from the sales of and principal payments from loans held for sale	852	2,195	1,732
Provision for lower of cost or market on loans	—	—	788
Write-down of loans transferred from/to held for investment	—	—	(1,002)
Change in current and deferred income tax receivable	(600)	(2,000)	753
Increase (decrease) in accrued expenses and other liabilities	(556)	186	(4,449)
Federal Home Loan Bank stock dividend	(85)	(147)	(183)
Decrease in accrued interest receivable and other assets	1,330	805	1,808

Net cash provided by (used in) operating activities	5,221	6,371	(250)

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	70,813	101,013	149,409
Purchase and origination of loans held for investment	(163,183)	(80,906)	(34,887)
(Gain) loss on sale of loans held for investment	(327)	466	(132)
Net accretion on Participation Contract	(3,589)	(3,831)	—
Proceeds from Participation Contract	2,481	3,390	—
Principal payments on securities	6,342	6,138	4,306
Proceeds from sale of foreclosed real estate	3,003	6,003	5,746
Purchase of securities	(24,991)	(203,684)	(58,254)
Proceeds from sale or maturity of securities	34,284	173,493	62,387
Proceeds from sale of mortgage servicing rights	—	30	5,839
Decrease in securities held under repurchase agreements	—	—	25,000
(Increase) decrease in premises and equipment	(434)	(4,928)	70
(Redemption) purchase of FHLB stock	(405)	1,319	(14)

Net cash (used in) provided by investing activities	(76,006)	(1,497)	159,470

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	30,277	(40,990)	(112,933)
Proceeds from (repayment of) FHLB advances	28,600	20,000	(47,120)
Payoff of subordinated debentures	(1,500)	—	—
Proceeds from issuance of common stock	24,258	—	(1)
(Payoff of) proceeds from Senior Secured note	(12,000)	12,000	—

Net cash provided by (used in) by financing activities	69,635	(8,990)	(160,054)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,150)	(4,116)	(834)

CASH AND CASH EQUIVALENTS, beginning of period	3,590	7,706	8,540

CASH AND CASH EQUIVALENTS, end of period	$2,440	$3,590	$7,706

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,005	$5,528	$16,499
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale from held for investment	$—	$—	$(9,251)
Transfers from loans to foreclosed real estate	$1,822	$5,227	$10,327

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Each of the Three Years in Period Ended December 31, 2003

1.     Description of Business and Summary of Significant Accounting Policies

        Basis of Presentation and Description of Business—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (formerly LIFE Financial Corporation) (the "Corporation") and its wholly owned subsidiaries, Pacific Premier Bank (formerly LIFE Bank, Federal Savings Bank) (the "Bank") and Pacific Premier Investment Services, Inc. (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Corporation, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation's principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

        The principal business of the Bank is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (five units or more) mortgages and commercial real estate property loans. At December 31, 2003, the Bank had three retail bank branches located in Orange and San Bernardino Counties, California.

        Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2003, $519,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

        Participation Contract—The Participation Contract is recorded on the Company's financial statements at December 31, 2003 at $6.0 million. The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. The Bank does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Bank believes is commensurate with the risks involved.

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

        Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract. At that time, the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history. Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company's financial statements for the year ended December 31, 2001. The Company commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract. The Company recorded discount accretion of $3.6 million and received cash proceeds of $2.5 million for year ended December 31, 2003.

        The following table summarizes the factors used in determining the fair value of the Participation Contract at December 31, 2003 and the effects of adverse adjustments to these factors. The key assumptions in valuing the carrying value of the Participation Contract are the weighted average prepayment speed of 45.24%, the weighted average discount rate of 82.60%, and the weighted average default rate of 4.07%. The assumptions used for the prepayment speeds and credit losses are based on the historical performance of each of the three residual mortgage-backed securities. These assumptions and the sensitivity of the value of the Participation Contract to immediate adverse changes in the key assumptions are presented in the following table:

	December 31,
	2003	2002
	(dollars in thousands)
Carrying Value of Participation Contract:	$5,977	$4,869
Fair Market Value of Participation Contract:	7,342	7,025
Prepayment speed assumption:	45.24%	33.52%
Fair value with a 10% adverse change	7,111	4,423
Fair value with a 20% adverse change	6,875	4,025
Discount rate assumption:	82.60%	66.75%
Fair value with a 100 basis point adverse change	5,950	4,803
Fair value with a 200 basis point adverse change	5,923	4,742
Credit loss assumption:	4.07%	4.30%
Fair value with a 10% adverse change	7,216	4,610
Fair value with a 20% adverse change	7,084	4,332

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

Securitization Trusts	1997-2	1997-3	1998-1
	(in thousands)
Securitization Original Balance	$125,000	$250,000	$400,000
At December 31, 2003
Principal Amount of Loans	14,235	34,851	51,100
Credit Loss During the Period	1,288	3,440	2,123
Delinquent Principal over 90 days	304	766	5,281
At December 31, 2002
Principal Amount of Loans	24,560	88,795	133,452
Credit Loss During the Period	1,579	3,254	980
Delinquent Principal over 90 days	350	2,914	12,136

        The residual assets underlying the Participation Contract began generating cash flow to the holder of the assets in June 2001.

        Loans Held for Sale—Loans held for sale, consisting of loans secured by one-to-four family residential units, are carried at the lower of cost or market, computed using the aggregate method by asset type. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

        Loans Held for Investment—The Bank's real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences and multi-family mortgages.

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

        The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Bank's normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratios and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period, based upon the contractual terms of the loan, or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

        Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry trends and other relevant factors in the area in which the Bank's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified non-homogeneous problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are established based primarily upon the Bank's historical loss experience and are evaluated on a quarterly basis. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which is not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain non-homogeneous loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2003, the Bank had $299,000 in a specific allowance on loans 90 days or more past due.

        Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

        Mortgage Banking and Loan Servicing Operations—The Bank evaluates its capitalized mortgage servicing rights (MSRs) for impairment based on the fair value of those rights. The Bank's periodic evaluation is performed on a desegregated basis whereby MSRs are stratified based on type of interest rate (variable or fixed), loan type and original loan term. Impairment is recognized in a valuation allowance for each pool in the period of impairment. The Bank determines fair value based on the present value of estimated net future cash flows related to servicing income. In estimating fair values at December 31, 2003 and 2002, the Bank utilized a weighted average prepayment assumption of 20.0% and 20.0%, respectively, and a weighted average discount rate of 13.5%. The cost allocated to servicing rights is amortized in proportion to, and over the period of, estimated net future servicing fee income.

        At December 31, 2000, the Bank serviced in excess of $582 million in mortgage and consumer loans for others. In the first quarter of 2001, the Bank sold the servicing rights of $526 million in loans. A significant portion of the balance of the MSR at December 31, 2000 was sold in these transactions. At December 31, 2003, the Bank had $29,000 in mortgage servicing rights remaining.

        Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. It is the policy of the Bank to obtain an appraisal and/or market valuation on all real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management and additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

        Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 40 years for buildings, 5 years for leasehold improvements, 7 years for furniture, fixtures and equipment, and 3 years for computer and telecommunication equipment.

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

        Advertising Costs—The Company expenses the costs of advertising in the period incurred.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management's opinion, the adoption of this Statement would not have a material impact on the Company's consolidated financial position or results of operations. The pro forma effects of applying SFAS No. 123 are disclosed below:

	2003	2002	2001
	(dollars in thousands, except per share data)
Net income (loss) to common stockholders:
As reported	$2,065	$2,878	$(6,052)
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(179)	(141)	(133)

Pro forma	$1,886	$2,737	$(6,185)

Basic earnings (loss) per share:
As reported	$0.96	$2.16	$(4.54)
Pro forma	$0.87	$2.05	$(4.64)
Diluted earnings (loss) per share:
As reported	$0.61	$1.16	$(4.54)
Pro forma	$0.55	$1.11	$(4.64)

        In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial condition or results of operations.

        In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial condition or operating results.

        In December 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of APB No.51." This interpretation addresses the consolidation of variable interest entities as defined in the interpretations. The interpretation is generally effective for reporting periods ending on or after December 31, 2003. Application of this interpretation is not expected to have a material effect on the Company's financial statements. There has been some discussion in the accounting profession of trust preferred securities and whether this interpretation would require companies that have issued trust preferred securities to deconsolidate the related entities. Although this matter of deconsolidation of trust preferred securities is not yet settled, management does not believe that deconsolidation of trust preferred securities entities will not have a material impact on the Company's financial condition or operating results.

        Reclassifications—Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the classifications used in 2003. These classifications are of a normal recurring nature. In the 2003 financial statements, we reclassified $1.9 million in FHLB stock for the year ended December 31, 2002 from Investment Securities available for sale to Investment Securities held to maturity due to the FHLB requirement that the Bank hold FHLB capital stock based upon a formula using the outstanding advances and loan collateral securing the advances. As of December 31, 2003, the amount of FHLB stock was $2.4 million. We also consolidated the $51,000 balance of Mortgage servicing rights at December 31, 2002 with other assets in the 2003 presentation due to the diminishing size of the asset. As of December 31, 2003, the balance of mortgage servicing rights was $29,000.

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

        The Bank's actual capital amounts and ratios are presented in the table below:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2003
Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%
	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2002
Total Capital (to risk-weighted assets)	$17,965	12.54%	$11,457	8.00%	$14,321	10.00%
Tier 1 Capital (to adjusted tangible assets)	16,171	7.03%	9,201	4.00%	11,501	5.00%
Tier 1 Capital (to risk-weighted assets)	17,965	11.29%	5,728	4.00%	8,592	6.00%

        On September 25, 2000, the Company consented to the issuance of an Order to Cease and Desist (the "Order") by the OTS. The Order required the Company, among other things, to contribute $5.2 million of capital to the Bank, not later than December 31, 2000, subject to extension by the OTS. The Company was also required to observe certain requirements regarding transactions with affiliates, adequate books and records, tax sharing arrangements with the Bank, and the maintenance of a separate corporate existence from the Bank.

        Also on September 25, 2000, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement required the Bank, among other things, to achieve a minimum individual core capital ratio of 6% and a minimum individual modified risk-based capital ratio of 11% by March 31, 2001. In calculating these ratios, the Bank was required to double risk weight all subprime loans starting March 31, 2001. The Supervisory Agreement also required that the Bank add at least two new independent members to its Board of Directors, not pay dividends without OTS approval and revise many of its policies and procedures, including those pertaining to internal asset review, allowances for loan losses, interest rate risk management, mortgage banking operations, liquidity, separate corporate existence, loans to one borrower and oversight by the Board of Directors.

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

        On November 20, 2001 the Company entered into an agreement for the private placement of a secured note, together with a warrant to purchase Common Stock of the Company, with New Life Holdings, LLC, a California limited liability company (the "Investor") in exchange for which the Company received $12,000,000. The Note and Warrant Purchase Agreement was finalized in January 2002.

        On January 17, 2002, simultaneously with the closing of the above transaction and disbursement of the funds by the Company to the Bank, the OTS notified the Company that it had terminated the Order to Cease and Desist issued on September 25, 2000. The OTS also notified the Bank that it had terminated the Marketing Assistance Agreement and Consent to the Appointment of a Conservator or Receiver dated October 25, 2001, that it had terminated the Prompt Corrective Action Directive issued on March 22, 2001, and that it had terminated the Supervisory Agreement issued on September 25, 2000.

3.     Investment Securities

        The amortized cost and estimated fair value of securities were as follows at December 3:

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$10,389	$5	$19	$10,375
Mutual Funds	29,702	—	232	29,470

Total securities available for sale	$40,091	$5	$251	$39,845

Securities held to maturity:
Other securities (FHLB Stock)	$2,430	$—	$—	$2,430
Participation Contract	5,977	1,365	—	7,342

Total securities and Participation Contract held to maturity	$8,407	$1,365	$—	$9,772

Total securities and Participation Contract	$48,498	$1,370	$251	$49,617

	December 31, 2002
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$29,691	$384	$36	$30,039
Mutual Funds	26,244	20	—	26,264

Total securities available for sale	$55,935	$404	$36	$56,303

Securities held to maturity:
Other securities (FHLB Stock)	$1,940	$—	$—	$1,940
Participation Contract	4,869	2,156	—	7,025

Total securities and Participation Contract held to maturity	$6,809	$2,156	$—	$8,965

Total securities and Participation Contract	$62,744	$2,560	$36	$65,268

        The weighted average interest rates on total investment securities, excluding the Participation Contract, were 3.03% and 4.00% at December 31, 2003 and 2002, respectively.

        At December 31, 2003, $10.4 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, and $29.5 million in mutual funds and $2.4 million of FHLB stock are redeemable with a one-day notice unless pledged for borrowings. At December 31, 2003, no securities, except for the FHLB stock, were pledged as collateral to the FHLB.

        The Company had no investments that have been in a continuous loss position for more than twelve months as of December 31, 2003.

4.     Loans Held for Investment

        Loans held for investment consisted of the following at December 31:

	2003	2002
	(in thousands)
Real estate
Residential:
One-to-four family	$35,736	$66,750
Multi-family	188,939	62,511
Construction and Land	3,646	8,387
Commercial	20,667	23,050
Other loans:
Loans secured by deposit accounts	140	185
Unsecured commercial loans	—	58
Unsecured consumer loans	93	85

Total gross loans held for investment	249,221	161,026

Less (plus):
Undisbursed loan funds	1,016	2,372
Deferred loan origination costs—net	(831)	(976)
Discounts	256	430
Allowance for estimated loan losses	1,984	2,835

Loans held for investment, net	$246,796	$156,365

        From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

        The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower's ability to repay may be impacted by economic factors in the region.

        The following summarizes activity in the allowance for loan losses for the year ended December 31:

	2003	2002	2001
	(in thousands)
Balance, beginning of year	$2,835	$4,364	$5,384
Provision for loan losses	655	1,133	3,313
Recoveries	494	452	343
Charge-offs	(2,000)	(3,114)	(4,676)

Balance, end of year	$1,984	$2,835	$4,364

        It is the Bank's policy not to accrue interest on loans 90 days on more past due. The Bank had nonaccrual and nonperforming loans at December 31, 2003, 2002, and 2001 of $2.7 million, $5.2 million, and $15.2 million, respectively. If such loans had been performing in accordance with their original terms, the Bank would have recorded interest income of $12.8 million, $12.6 million, and $23.0 million, respectively, instead of interest income actually recognized of $12.4 million, $12.3 million, and $22.0 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

        The following summarizes information related to the Bank's impaired loans at December 31:

	2003	2002	2001
	(in thousands)
Total impaired loans	$2,510	$5,891	$14,044
Related reserves, general and specific, on impaired loans	417	1,422	2,455
Average impaired loans for the year	3,274	8,779	17,066
Total interest income recognized on impaired loans	147	296	539

        The Bank is not committed to lend additional funds to debtors whose loans have been modified.

        The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of $4.3 million at December 31, 2003. At December 31, 2003, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $2.7 million.

        There were no loans to or activity with directors and executive officers during the year ended December 31, 2003 or 2002.

5.     Mortgage Banking and Loan Servicing Operations

        Loans serviced for others at December 31, 2003 and 2002 totaled $2.9 million and $6.9 million respectively.

        In connection with mortgage servicing activities, the Bank held funds in trust for others totaling approximately $218,000 and $272,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $218,000 and $266,000, respectively, of these funds are maintained in deposit accounts of the Bank (subject to FDIC insurance limits) and are included in the assets and liabilities of the Company.

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

        The following is a summary of activity in mortgage servicing rights for the years ended December 31:

	2003	2002	2001
	(in thousands)
Balance, beginning of year	$51	$101	$5,652
Additions through originations	—	—	—
Amortization	(12)	(20)	(43)
Sale of servicing rights	—	(30)	(5,508)
Adjustment in valuation	(10)	—	—

Balance, end of year	$29	$51	$101

        The following is a summary of activity in the valuation allowance for mortgage servicing rights for the years ended December 31:

	2003	2002	2001
	(in thousands)
Balance, beginning of year	$—	$—	$165
Sale of servicing rights	—	—	—
Additions (reductions)	10	—	(165)

Balance, end of year	$10	$—	$—

6.     Premises and Equipment

        Premises and equipment consisted of the following at December 31:

	2003	2002
	(in thousands)
Land	$1,410	$1,410
Premises	3,157	3,140
Leasehold improvements	1,214	916
Furniture, fixtures and equipment	3,228	4,504
Automobiles	—	—

Subtotal	9,009	9,970

Less: accumulated depreciation and amortization	(3,679)	(4,559)

Total	$5,330	$5,411

        Depreciation expense was $510,000, $680,000, and $1,176,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2001, premises and equipment had a write down of approximately $655,000 due to abandonment.

7.     Foreclosed Real Estate

        The following summarizes the activity in the real estate owned, net of the allowance, for the years ended December 31:

	2003	2002
	(in thousands)
Balance, beginning of year	$2,427	$4,172
Additions—foreclosures	1,822	5,227
Sales	(3,003)	(6,003)
Write downs	(267)	(969)

Balance, end of year	$979	$2,427

8.     Deposit Accounts

        Deposit accounts and weighted average interest rates consisted of the following at December 31:

Transaction accounts	2003 Balance	Weighted Average Interest Rate	2002 Balance	Weighted Average Interest Rate
	(dollars in thousands)
Checking accounts:
Noninterest-bearing	$7,257	0.00%	$6,362	0.00%
Interest-bearing	33,687	1.60%	23,907	1.97%
Passbook accounts	3,975	0.52%	5,539	0.71%
Money market accounts	26,486	1.82%	14,247	2.24%

Total transaction accounts	71,405	1.46%	50,555	1.66%

Certificate accounts:
Under $100,000	102,997	2.57%	103,388	3.18%
$100,000 and over	47,045	2.67%	37,727	3.31%

Total certificate accounts	150,042	2.60%	141,115	3.21%

Total	$221,447	2.23%	$191,170	2.42%

        The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

	2003	2002
	(in thousands)
Within one year	$101,976	$105,094
One to two years	33,755	26,518
Two to three years	3,785	2,441
Three to four years	4,422	2,410
Four to five years	5,337	3,856
Thereafter	767	796

	$150,042	$141,115

        Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2003	2002	2001
	(in thousands)
Checking accounts	$424	$394	$158
Passbook accounts	25	28	46
Money market accounts	387	216	170
Certificate accounts	4,118	5,676	14,615

	$4,954	$6,314	$14,989

9.     Advances from Federal Home Loan Bank and Other Borrowings

        On March 16, 2001, the Bank was notified by the Federal Home Loan Bank (FHLB) that the Bank's borrowing capacity was limited to overnight advances and new borrowings and would require credit committee approval. The advances outstanding at the time of the notice totaled $20 million and were not affected by the change in borrowing status. In January 2002, the Bank received notification from the FHLB that the restrictions were removed and its credit line had been reinstated, the use of which is contingent upon continued compliance with the Advances and Security Agreement and other eligibility requirements established by the FHLB. The Bank had $48.6 million and $20.0 million borrowings with the FHLB at December 31, 2003 and 2002, respectively. The maturities of FHLB borrowings at December 31, 2003 consist of $10 million due March 2004, $7.5 million due April 2004, $7.5 million due November 2004, $8.0 million due in November 2005 and $15.6 million in overnight advances. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $103.4 million and $0, certain investment securities of $0 and $26.2 million, and FHLB stock of $2.4 million and $1.9 million at December 31, 2003 and 2002, respectively.

        The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Average balance outstanding	$19,352	$16,257	$15,494
Maximum amount outstanding at any month-end during the year	48,600	20,000	30,000
Balance outstanding at end of year	48,600	20,000	—
Weighted average interest rate during the year	2.80%	3.29%	6.40%

        The maturities of FHLB advances are as follows:

Year ending December 31:	(in thousands)
2004	$40,600
2005	8,000
Thereafter	—

$48,600

        Other borrowings consist of a Senior Secured Note payable to New Life Holdings, LLC. The following summarizes activities in other borrowings:

	Year Ended December 31,
	2003	2002
	(dollars in thousands)
Average balance outstanding	$9,128	$10,899
Maximum amount outstanding at any month-end during the year	12,000	11,440
Balance outstanding at end of year	—	11,440
Weighted average interest rate during the year	21.83%	16.98%

        In addition to the $12,000,000 Senior Secured Note, issued in January 2002, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share, which expire in January 2012. The closing price of the Company's stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share. The intrinsic value of the warrants at the time of the transaction was $700,000, which was accounted for as an original issue discount. The discount was being amortized over the term of the Senior Secured Note, which was due in 2007. In October 2003, the Note was paid off and the remaining unamortized balance of the discount totaling $455,000 was expensed. Interest expense of $2.0 million, related to the Senior Secured Note, including $560,000 of discount amortization, was charged to operations for the year ended December 31, 2003.

10.   Subordinated Debentures

        On March 14, 1997, the Bank issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures originally matured on March 15, 2004 and bore an interest rate of 13.5% per annum and were payable semi-annually. In March 1998, the Bank substituted the Corporation in its place as obligors on the Debentures. The Debentures were direct, unconditional obligations that ranked with all other existing and future unsecured and subordinated indebtedness.

        The Debentures were redeemable at the option of the Company, in whole or in part, at any time after September 15, 1998, at the aggregate principal amount thereof, plus accrued and unpaid interest, if any. Holders of the Debentures had the option at September 15, 1998 to require the Company to purchase all or part of the holder's outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date.

        On September 15, 1998, holders of $8.5 million in Debentures exercised their option to have the Company repurchase their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million.

        The Debentures were fully paid in October 2003.

11.   Income Taxes

        Income taxes for the year ended December 31 consisted of the following:

	2003	2002	2001
	(in thousands)
Current (benefit) provision:
Federal	$—	$(327)	$—
State	3	(5)	(22)

Total current (benefit) provision	3	(332)	(22)

Deferred (benefit) provision:
Federal	(600)	(2,013)	(438)
State	—	—	1,102

Total deferred (benefit) provision	(600)	(2,013)	664

Total income tax provision (benefit)	$(597)	$(2,345)	$642

        A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2003	2002	2001
	(in thousands)
Statutory federal taxes	$—	$(327)	$(1,060)
State taxes, net of federal income tax benefit	3	(5)	(223)
Change in valuation allowance	(600)	(1,964)	1,692
Other	—	(49)	233

Total	$(597)	$(2,345)	$642

        Deferred tax assets (liabilities) were comprised of the following at December 31:

	2003	2002
	(in thousands)
Deferred tax assets:
Depreciation	$(143)	$429
Accrued expenses	230	58
Net operating loss	7,074	9,003
Allowance for loan losses	907	1,274
Loans held for sale	42	88
Impairment on Participation Contract	695	1,667
Other	225	223

Total deferred tax assets	9,030	12,742

Deferred tax liabilities:
Deferred state taxes	(350)	(736)
Federal Home Loan Bank Stock	(275)	(45)
Other	—	—

Total deferred tax liabilities	(625)	(781)

Total deferred tax	8,405	11,961

Less valuation allowance	(5,455)	(9,611)

Net deferred tax asset	$2,950	$2,350

        At December 31, 2003, there was a valuation allowance of approximately $5.5 million against the deferred tax asset. The Company has a net operating loss carry forward of approximately $19.0 million for federal income tax purposes which expires through 2020. In addition, the Bank has a net operating loss carryforward of approximately $5.7 million for state franchise tax purposes, which expires through 2009. State Net Operating Losses have been suspended for 2002 and 2003. With the completion of the secondary offering in October 2003, the Company had an "ownership change" as defined under Internal Revenue Code Section 382. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date. The ownership change reduced the Federal and State net operating loss carryforward by $6.6 million and $7.9 million, respectively. The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

12.   Commitments, Contingencies and Concentrations of Risk

        Legal Proceedings—In December 1999, we, and certain former officers and current and former directors and certain other third parties were named as defendants in a securities class action lawsuit titled "Funke v. Life Financial, et al". The class action lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Securities Act of 1933, as amended, in connection with the sale of our common stock in our 1997 public offering. Plaintiffs seek unspecified damages in their complaint. Following a motion to dismiss, the Court dismissed plaintiff's claim for violation of Section 10b of the Exchange Act. Plaintiff's sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act of 1933, as amended. The parties have completed very limited discovery. The Court has not certified the class nor has the Court set a trial date. The maximum aggregate amount of coverage for this claim under our insurance policy is $10 million. Although our insurance carrier has accepted this claim with a customary reservation of rights, we believe that under our policy our potential liability will be 20% of any settlement and litigation expenses. We have established a legal accrual, which in Management's opinion, is sufficient to cover our anticipated portion of the cost and settlement.

        During the years ended December 31, 2001 and 2002 the Company was named in six lawsuits alleging various violations of state laws relating to origination fees, interest rates, and other charges. The complaints seek to invalidate the mortgage loans, or make them conform to state laws. The Company has been dismissed from these lawsuits; however, they were named in one more in 2003. The Company has responded to the new lawsuit and expects to be dismissed from this one also.

        The Company and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

        Lease Commitments—The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2004	$251
2005	238
2006	76
2007	16
Thereafter	—

$581

        Rental expense under all operating leases totaled $269,000, $558,000, and $675,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

        Employment Agreements—The Company and the Bank have negotiated an employment agreement with their Chief Executive Officer. This agreement provides for the payment of a base salary, a bonus based upon the individual performance and overall performance of the Bank and Company, and the payment of severance benefits upon termination.

        Availability of Funding Sources—The Company funds substantially all of the loans, which it originates or purchases through deposits, internally generated funds, or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

13.   Benefit Plans

        401(k) Plan—The Company maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 15% of their compensation. In 2003, the Bank matched 25% of the amount contributed by the employee up to a maximum of 8% of the employee's salary. Effective January 1, 2004 the match portion of the Plan was changed to 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. The amounts of contributions made to the Plan by the Company were approximately $34,000, $24,000, and $40,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following is a summary of activity in the 2000 Option Plan during the years ended December 31, 2003 and 2002.

	2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	117,372	$10.96	87,544	$16.27
Granted	73,250	9.98	55,000	5.85
Exercised	—	—	—	—
Forfeited	(7,500)	5.85	(25,172)	18.28

Options outstanding at the end of the year	183,122	$10.83	117,372	$10.96

Options exercisable at the end of the year	70,872		37,836
Weighted average remaining contractual life of options outstanding at end of year	8.4 Years		8.2 Years

        The following table summarizes information about incentive stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.66-$4.38	29,000	7.00	$3.55	21,667	$3.56
$5.85-$10.54	120,750	9.54	$9.72	15,833	$5.85
$16.65-$55.00	33,372	5.48	$25.81	33,372	$25.81

        The fair value of options granted under the 2000 Option Plan during 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 36.14% and 105.16%, respectively, risk-free interest rate of 4.31% and 3.92%, respectively and expected average lives of 10 years. In 2003, options were granted at an average exercise price of $9.98 per share, with an average fair market value at date of grant of $5.58 per share.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company's commitments to extend credit at December 31, 2003 and 2002 totaled $2.3 million and $5.0 million, respectively.

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

	At December 31, 2003
	Estimated Fair Value	Carrying Amount
	(in thousands)
Assets:
Cash and cash equivalents	$2,440	$2,440
Securities available for sale	39,845	39,845
FHLB stock, at cost	2,430	2,430
Participation Contract	7,342	5,977
Loans held for sale, net	804	804
Loans held for investment, net	246,870	246,796
Accrued interest receivable	1,122	1,122
Liabilities:
Deposit accounts	222,510	221,447
FHLB Advances	48,674	48,600
Notes payable	—	—
Subordinated debentures	—	—
Accrued interest payable	34	34

	At December 31, 2002
	Estimated Fair Value	Carrying Amount
	(in thousands)
Assets:
Cash and cash equivalents	$3,590	$3,590
Federal funds sold	1	—
Securities available for sale	58,243	58,243
FHLB stock, at cost	1,940	1,940
Participation Contract	7,025	4,869
Loans held for sale, net	1,866	1,866
Loans held for investment, net	161,239	156,365
Mortgage servicing rights	51	51
Accrued interest receivable	1,140	1,140
Liabilities:
Deposit accounts	191,873	191,170
FHLB Advances	20,280	20,000
Notes payable	11,440	11,440
Subordinated debentures	1,500	1,500
Accrued interest payable	291	291

        Participation Contract—Fair value is estimated using discounted cash flows based on the internal rate of return assigned according to the level of risks and uncertainties of the asset. Further information regarding the Participation Contract is provided in Note 1—Description of Business and Summary of Significant Accounting Policies "Participation Contract". The Participation Contract is recorded on the Company's financial statements at $6.0 million for the year ended December 31, 2003 with an estimated fair value of $7.3 million. The Participation Contract was previously recorded on the Bank's financial statements at $4.8 million for the year ended December 31, 2002 with an estimated fair value of $7.0 million. The Company does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Company believes is commensurate with the risks involved.

        Cash and Cash Equivalents—The carrying amount approximates fair value.

        Securities Available for Sale—Fair values are based on quoted market prices.

        FHLB Stock—The carrying value approximates the fair value because the stock is redeemed at par.

        Loans Held for Sale—Fair values are based on quoted market prices or dealer quotes.

        Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of nonperforming loans with a carrying value of approximately $2.7 million and $5.2 million at December 31, 2003 and 2002, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

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

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002.

16.   Earnings (Loss) Per Share

        A reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share computations is presented in the table below.

        Loss per share has been adjusted retroactively to reflect the June 2001 1:5 reverse stock split. The per share amounts and weighted average shares outstanding included in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

	Income (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands)
For the year ended December 31, 2003:
Net income applicable to earnings per share	$2,065
Basic earnings per share Income available to common stockholders	2,065	2,161,314	$0.96
Effect of dilutive securities Stock option plans		1,238,062

Diluted earnings per share Income available to common stockholders	$2,065	3,399,376	$0.61

	Income (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands)
For the year ended December 31, 2002:
Net income applicable to earnings per share	$2,878
Basic earnings per share Income available to common stockholders	2,878	1,333,572	$2.16
Effect of dilutive securities Stock option plans		1,143,076

Diluted earnings per share Income available to common stockholders	$2,878	2,476,648	$1.16

	Loss (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands)
For the year ended December 31, 2001:
Net loss applicable to loss per share	$(6,052)
Basic per share Loss available to common stockholders	(6,052)	1,333,630	$(4.54)
Effect of dilutive securities Stock option plans anti-dilutive		—

Diluted loss per share Loss available to common stockholders	$(6,052)	1,333,630	$(4.54)

17.   Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

	At December 31,
	2003	2002
	(in thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$2,517	$629
Loans held for investment	194	187
Foreclosed real estate-net	—	2
Investment in subsidiaries	26,870	16,586
Income Tax Receivable	—	—
Deferred income taxes	2,350	2,350
Participation Contract	5,976	4,869
Other assets	14	468

Total Assets	$37,921	$25,091

Liabilities:
Other borrowings	$—	$12,940
Accrued expenses and other liabilities	589	528

Total Liabilities	589	13,468

Total Stockholders' Equity	37,332	11,623

Total Liabilities and Stockholders' Equity	$37,921	$25,091

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

	For the Years Ended December 31,
	2003	2002	2001
	(in thousands)
STATEMENTS OF OPERATIONS:
Interest Income	$3,628	$3,846	$9
Interest Expense	2,162	2,061	210

Net interest income (loss)	1,466	1,785	(201)

Noninterest Income	514	326	678
Noninterest Expense	965	517	1,208
Equity In Net Earnings (Loss) Of Subsidiaries	3,898	(1,042)	(5,632)

Income (Loss) Before Income Tax Provision	4,913	552	(6,363)

Income Tax Provision (Benefit)	2,848	(2,326)	(311)

Net Income (Loss)	$2,065	$2,878	$(6,052)

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

	For the Years Ended December 31,
SUMMARY STATEMENTS OF CASH FLOWS
	2003	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$2,065	$2,878	$(6,052)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of Senior Secured Note	560	140	—
Gain on sale of foreclosed real estate	(116)	(270)	(205)
Equity in net (earnings) loss of subsidiaries	(10,898)	(3,658)	5,632
Increase (decrease) in accrued expenses and other liabilities	61	(3,777)	185
Increase (decrease) in current and deferred taxes	—	(2,000)	195
Decrease (increase) in other assets	454	(136)	(245)

Net cash (used in) provided by operating activities	(7,874)	(6,823)	(490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	79	44	163
Purchase and origination of loans held for investment	(86)	(121)	(313)
(Gain) loss on sale of loans held for investment	—	(3)	43
Proceeds from the sale of foreclosed real estate	118	268	356
Proceeds from Participation Contract	2,482	3,390	—
Purchase of Participation Contract	—	(4,428)	—
Net accretion on Participation Contract	(3,589)	(3,831)	—

Net cash (used in) provided by investing activities	(996)	(4,681)	249

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments to other borrowings	—	—	—
Payoff of subordinated debentures	(1,500)	—	—
(Payoff of) and proceeds from issuance of Senior Secured Note	(12,000)	12,000	—
Proceeds from issuance of common stock	24,258		(1)

Net cash provided by (used in) financing activities	10,758	12,000	—

Net Increase (Decrease) In Cash And Cash Equivalents	1,888	496	(241)

Cash And Cash Equivalents, Beginning Of Year	629	133	375

Cash And Cash Equivalents, End Of Year	$2,517	$629	$134

18.   Quarterly Results of Operations (Unaudited)

        The following is a summary of quarterly results for the years ended December 31:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
2003
Interest income	$4,029	$4,142	$4,173	$4,904
Interest expense	1,974	1,882	1,886	1,915
Provision for estimated loan losses	639	42	(1)	(25)
Noninterest income	639	731	575	370
Noninterest expense	2,313	2,483	2,336	2,651
Income Tax (Benefit) Provision	—	(398)	(197)	(2)

Net income (loss)	$(258)	$864	$724	$735

Earnings (Loss) per share:
Basic	$(0.19)	$0.65	$0.54	$0.14
Diluted	$(0.19)	$0.34	$0.28	$0.13
2002
Interest income	$5,083	$5,142	$4,445	$4,202
Interest expense	2,285	2,310	2,230	2,085
Provision for estimated loan losses	334	(142)	788	153
Noninterest income	640	50	788	391
Noninterest expense	2,741	2,764	2,129	2,531
Income Tax (Benefit) Provision	(25)	7	(2,328)	1

Net income (loss)	$388	$253	$2,414	$(177)

Earnings (Loss) per share:
Basic	$0.29	$0.19	$1.81	$(0.13)
Diluted	$0.18	$0.10	$0.95	$(0.07)
2001
Interest income	$7,513	$6,470	$5,790	$4,668
Interest expense	5,294	4,526	3,792	2,579
Provision for estimated loan losses	419	788	959	1,147
Noninterest income (loss)	2,069	981	981	(39)
Noninterest expense	3,871	3,392	3,789	3,288
Income Tax (Benefit) Provision	4	(4)	966	(324)

Net (loss)	$(6)	$(1,251)	$(2,735)	(2,060)

(Loss) per share:
Basic	$0.00	$(0.94)	$(2.05)	$(1.55)
Diluted	$0.00	$(0.94)	$(2.05)	$(1.55)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Corporation's management, including its President and Chief Executive Officer along with its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's President and Chief Executive Officer along with its Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has not been any change in the Company's internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

        The Registrant adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant's Code of Ethics is available on its internet website at www.ppbi.net. The Registrant intends to disclose future amendments to, or waivers from, the provisions of its Code of Ethics that apply to the specified officers or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

        The information relating to executive compensation and directors' compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of

Stockholders to be held on May 26, 2004, which will be filed within 120 days after the end of the Registrant's fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2003, with respect to options outstanding and available under the Company's 2000 Stock Option Plan, and with respect to the outstanding Warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2000 Stock Option Plan	183,122	$10.83	11,878
Warrants	1,166,400	$0.75	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2004, which will be filed within 120 days after the end of the Registrant's fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES

        Information regarding principal accountant fees and services is incorporated by reference from the Company's definitive proxy statement, which will be filed within 120 days after the end of the Registrant's fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:

    Independent Auditors' Report.

    Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

    Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

    Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

    Notes to Consolidated Financial Statements.

  (2)
  All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

  (3)
  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc.(1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended.(1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.(4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc.(5)
10.1	2000 Stock Incentive Plan.(6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999.(7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated June 27, 2002.(2)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated June 27, 2002.(2)*
10.7	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated January 2, 2004.
10.8	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004.
10.9	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002.(2)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to "Item 1. Business" for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)
Incorporated by reference from the Registrant's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2003.

(2)
Incorporated by reference from the Registrant's Form 10-K/A filed with the SEC on August 28, 2003.

(3)
Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on August 14, 2003.

(4)
Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.

(5)
Incorporated by reference from the Registrant's Proxy Statement filed with the SEC on December 14, 2001.

(6)
Incorporated by reference from the Registrant's Proxy Statement filed with the SEC on May 1, 2001.

(7)
Incorporated by reference from the Registrant's Form 10-K/A filed with the SEC on May 1, 2001.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K.

        The Registrant filed the following Reports on Form 8-K during the quarter ended December 31, 2003:

  (1)
  Form 8-K filed on October 23, 2003 with an attached press release announcing the Registrant's earnings for the third quarter and nine months ended September 30, 2003.

  (2)
  Form 8-K filed on December 3, 2003 with an attached presentation that was to be utilized in meetings with analysts and investors throughout the quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
	By:	/s/ STEVEN R. GARDNER Steven R. Gardner, President and Chief Executive Officer
DATED: March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER Steven R. Gardner	President and Chief Executive Officer (principl executive officer)	March 15, 2004
/s/ JOHN SHINDLER John Shindler	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004
/s/ RONALD G. SKIPPER Ronald G. Skipper	Chairman of the Board and Directors	March 15, 2004
/s/ JOHN D. GODDARD John D. Goddard	Director	March 15, 2004
/s/ KENT G. SNYDER Kent G. Snyder	Director	March 15, 2004
/s/ SAM YELLEN Sam Yellen	Director	March 15, 2004
/s/ ROY HENDERSON Roy Henderson	Director	March 15, 2004
/s/ MICHAEL L. MCKENNON Michael L. McKennon	Director	March 15, 2004

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2003 (dollars in thousands)
Maturities and Repricing
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (dollars in thousands)
PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For Each of the Three Years in Period Ended December 31, 2003
PACIFIC PREMIER BANCORP, INC. (Parent company only)
PACIFIC PREMIER BANCORP, INC. (Parent company only)
PACIFIC PREMIER BANCORP, INC. (Parent company only)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES