Form 10-Q
period 2004-03-31
PACIFIC PREMIER BANCORP INC
filed 2004-05-03
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,255,072 shares of common stock par value $0.01 per share, were outstanding as of April 30, 2004.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED MARCH 31, 2004

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$24,179	$2,440
Investment securities available for sale	37,090	39,845
Investment securities held to maturity:
FHLB Stock, at cost	3,292	2,430
Participation contract	1,626	5,977
Loans held for sale, net	706	804
Loans held for investment, net	294,589	246,796
Accrued interest receivable	1,388	1,122
Foreclosed real estate	701	979
Premises and equipment	5,228	5,330
Deferred income taxes	3,000	2,950
Other assets	1,019	695
Total Assets	$372,818	$309,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts :
Noninterest bearing	$8,153	$7,257
Interest bearing:
Transaction accounts	64,404	64,148
Certificates of deposit	179,186	150,042
Total Deposits	251,743	221,447
Borrowings	68,400	48,600
Subordinated debentures	10,310	—
Accrued expenses and other liabilities	1,931	1,989
Total liabilities	$332,384	$272,036

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,225,072 shares issued and outstanding at March 31, 2004 and December 31, 2003.	$53	$53
Additional paid-in capital; common stock and warrants	67,546	67,546
Accumulated deficit	(27,095)	(30,021)
Accumulated other comprehensive loss	(70)	(246)
Total stockholders’ equity	$40,434	$37,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$372,818	$309,368

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
INTEREST INCOME:
Loans	$4,053	$2,892
Other interest-earning assets	1,212	1,137
Total interest income	5,265	4,029
INTEREST EXPENSE:
Interest-bearing deposits	1,218	1,291
Other borrowings	232	154
Notes Payable	—	476
Subordinated debentures	8	53
Total interest expense	1,458	1,974
NET INTEREST INCOME	3,807	2,055

PROVISION FOR LOAN LOSSES	57	639
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,750	1,416
NONINTEREST INCOME:
Loan servicing fee income	144	164
Bank and other fee income	141	101
Net gain on investment securities	1,573	143
Other income	101	231
Total noninterest income	1,959	639
NONINTEREST EXPENSE:
Compensation and benefits	1,622	1,167
Premises and occupancy	363	347
Data processing	79	99
Net loss on foreclosed real estate	18	94
Other expense	689	606
Total noninterest expense	2,771	2,313
INCOME (LOSS) BEFORE INCOME TAXES	2,938	(258)
PROVISION FOR INCOME TAXES	12	—
NET INCOME (LOSS)	$2,926	$(258)

INCOME (LOSS) PER SHARE:
Basic income (loss) per share	$0.56	$(0.19)
Diluted income (loss) per share	$0.44	N.A.

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,255,072	1,333,572
Diluted	6,575,431	N.A.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Net loss	—	—	—	(258)	—	$(258)	(258)
Unrealized loss on investments, net of tax of $0	—	—	—	—	(387)	(387)	(387)
Total comprehensive loss	—	—	—	—	—	$(645)	—
Balance at March 31, 2003	1,333,572	$13	$43,328	$(32,344)	$(19)		$10,978

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Net income	—	—	—	2,926	—	$2,926	2,926
Unrealized gain on investments, net of tax of ($49)	—	—	—	—	176	176	176
Total comprehensive income	—	—	—	—	—	$3,102	—
Balance at March 31, 2004	5,255,072	$53	$67,546	$(27,095)	$(70)		$40,434

Accompanying notes are an integral part of these consolidated financial statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,926	$(258)
Adjustments to Net Income (Loss):
Depreciation expense	127	130
Accretion of discount on notes payable	—	35
Provision for loan losses	63	639
Loss on sale, provision, and write-down of foreclosed real estate	38	167
Net unrealized loss and amortization on investment securities	83	126
Loss (gain) on sale of investment securities available for sale	13	(144)
Gain on sale of Participation Contract	(1,586)	—
Proceeds from the sales of and principal payments from loans held for sale	37	291
Change in current and deferred income tax receivable	(56)	—
Decrease in accrued expenses and other liabilities	(58)	(757)
Federal Home Loan Bank stock dividend	(17)	(26)
Increase in other assets	(589)	(87)
Net cash provided by operating activities	981	116
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	16,141	10,910
Purchase, origination and advances of loans held for investment	(64,024)	(30,359)
Net accretion on Participation Contract	(902)	(730)
Principal payments on securities	840	2,176
Proceeds from sale of foreclosed real estate	328	1,243
Purchase of securities	—	(6,991)
Proceeds from sale or maturity of securities	2,000	32,284
Proceeds from Participation Contract	539	243
Proceeds from sale of Participation Contract	6,300	—
Increase in premises and equipment	(25)	(241)
Purchase of FHLB stock	(845)	—
Net cash (used in) provided by investing activities	(39,648)	8,535
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	30,296	5,525
Proceeds from (Repayment of) FHLB advances	11,400	(10,000)
Proceeds from other borrowings	8,400	—
Issuance of Subordinated debentures	10,310	—
Net cash provided by (used in) financing activities	60,406	(4,475)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,739	4,176
CASH AND CASH EQUIVALENTS, beginning of period	2,440	3,590
CASH AND CASH EQUIVALENTS, end of period	$24,179	$7,766
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,465	$1,943
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$88	$281

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”), (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003.  Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

Certain amounts reflected in the 2003 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2004.  These classifications are of a normal recurring nature.  The following table reflects the reclassification of workers compensation expense from other expense to compensation and benefits.

	With reclassifications 2003	Originally presented 2003
	(dollars in thousands, unaudited)

Compensation and benefits	$1,167	$1,144
Other expense	606	629
	$1,773	$1,773

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

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

	For the Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Net income (loss) to common stockholders:
As reported	$2,926	$(258)
Stock-based compensation that would have been reported using the fair value method of SFAS 123	63	58
Pro forma	$2,863	$(316)

Basic earnings (loss) per share:
As reported	$0.56	$(0.19)
Pro forma	$0.54	$(0.24)

Diluted earnings per share:
As reported	$0.44	N.A.
Pro forma	$0.44	N.A.

In December 2003, FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No.51.”   This interpretation addresses the consolidation of variable interest entities as defined in the interpretations.  The interpretation is generally effective for reporting periods ending on or after December 31, 2003.  Application of this interpretation is not expected to have a material effect on the Company’s financial statements.  There has been some discussion in the accounting profession of trust preferred securities and whether this interpretation would require companies that have issued trust preferred securities to deconsolidate the related entities.  Although this matter of deconsolidation of trust preferred securities is not yet settled, management does not believe that deconsolidation of trust preferred securities entities will have a material impact on the Company’s financial condition or operating results.

In March 2004, the FASB issued an exposure draft entitled “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB No. 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. The proposal is subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2004 (Unaudited)

Total Capital (to risk-weighted assets)	$34,247	13.71%	$19,988	8.00%	$24,985	10.00%
Tier 1 Capital (to adjusted tangible assets)	32,619	8.86%	14,732	4.00%	18,415	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	34,247	13.06%	9,994	4.00%	14,991	6.00%

At December 31, 2003

Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%

Note 3 – Issuance of Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.86% as of March 31, 2004.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.  The Corporation contributed $5.0 million of the proceeds of the Debt Securities offering to the Bank as additional capital to support the planned growth of the Bank.

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities.

Note 4 – Borrowings

The Company has established a three year $100 million credit facility which is secured by investments pledged to Salomon Brothers.  At March 31, 2004, the Company had taken a one year advance in the amount of $8.4 million, secured by $9.3 million in mortgage-backed securities that the Company purchased in the fourth quarter of 2002, at an interest rate of 1.42%. Additionally, the Company had $60.0 million in Federal Home Loan Bank (FHLB) advances with a weighted average interest rate of 1.33% as of March 31, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $139.0 million.  The Bank may borrow up to 25% of its assets under the line, which amounted to $92.1 million as of March 31, 2004.

Note 5 – Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2004 and 2003.

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

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(Unaudited)

Net Earnings (Loss)	$2,926			$(258)

Basic EPS Earnings Available to common stockholders	$2,926	5,255,072	$0.56	$(258)	1,333,572	$(0.19)
Effect of Warrants and Dilutive Stock Options	—	1,320,359		—	—

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$2,926	6,575,431	$0.44	$(258)	N.A.	N.A.

Note 6 –Sale of a portion of the Participation Contract

On March 31, 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract to Bear Stearns for $6.3 million.  The gain on sale was $1.6 million.  This was the largest of the three components comprising the Participation Contract.  The remaining balance of the Participation Contract on the Company’s balance sheet is $1.6 million as of March 31, 2004.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Participation Contract” for a description of the Participation Contract.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2004 and 2003.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2003 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) changes in the performance of the financial markets,  (2) changes in the demand for and market acceptance of the Company’s products and services,  (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4)  the effect of the Company’s policies,  (5)  the continued availability of adequate funding sources,  (6)  actual prepayment rates and credit losses as compared to prepayment rates and credit losses assumed by the Company for purposes of its valuation of mortgage derivative securities (the “Participation Contract”),  (7)  the effect of changes in market interest rates on the spread between the coupon rate and the pass through rate and on the discount rate assumed by the Company in its valuation of its Participation Contract, and (8)  various legal, regulatory and litigation risks

GENERAL

The Corporation, a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System. The Bank’s deposit accounts are insured up to the $100,000 maximum amount currently allowable under federal laws by the Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and by the FDIC.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates three full-service branches located in its market area of San Bernardino and Orange Counties, California.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by multi-family and commercial real estate properties throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses”, “Participation Contract” and “Provision (Benefit) for Income Taxes” discussed later in this document.

FINANCIAL CONDITION

Total assets of the Company were $372.8 million as of March 31, 2004 compared to $309.4 million as of December 31, 2003. The $63.4 million or 20.5% increase in total assets is primarily the result of a $47.8 million increase in loans held for investment, which was partially offset by an $4.4 million decrease in the Participation Contract due to the sale of the residual interest in the 1998-1 component.

Investment Securities

A summary of the Company’s securities as of March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

	March 31, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,520	$26	$—	$9,546
Mutual Funds (2)	27,689	—	145	27,544
Total securities available for sale	$37,209	$26	$145	$37,090

Securities Held to Maturity:
FHLB Stock	$3,292	$—	$—	$3,292
Participation Contract (3)	1,626	238	—	1,864
Total securities held to maturity	$4,918	$238	$—	$5,156

Total securities and Participation Contract	$42,127	$264	$145	$42,246

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$10,389	$5	$19	$10,375
Mutual Funds (2)	29,702	—	232	29,470
Total securities available for sale	$40,091	$5	$251	$39,845

Securities Held to Maturity:
FHLB Stock	$2,430	$—	$—	$2,430
Participation Contract (3)	5,977	1,365	—	7,342
Total securities held to maturity	$8,407	$1,365	$—	$9,772

Total securities and Participation Contract	$48,498	$1,370	$251	$49,617

(1)          Mortgage-backed securities consists of two instruments:  A collateralized mortgage obligation (CMO) secured by the Federal Home Loan Mortgage Corporation (FHLMC) with a carrying value of $9.3 million and a CMO secured by the Veteran’s Administration with a carrying value of $203,000. The FHLMC CMO has been pledged as collateral for the $8.4 million advance on the Company’s secured line of credit.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20 percent risk-weighting capital category for the quarter ended March 31, 2004.

(3)          The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities.  The Corporation  does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved.   A discount rate of 40 percent has been continuously utilized since December 31, 2000 in estimating the Participation Contract’s fair value. See “Participation Contract” for further details.

Investment Securities by Contractual Maturity
As of March 31, 2004

	(dollars in thousands)
	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

Mortgage-backed Securities	$203	7.50%	$—	0.00%	$—	0.00%	$9,343	3.68%	$9,546	3.76%

Mutual fund	27,544	2.55%	—	0.00%	—	0.00%	—	0.00%	27,544	2.55%

Total securities available for sale	27,747	2.59%	—	0.00%	—	0.00%	9,343	3.68%	37,090	2.86%

Other (FHLB Stock)	3,292	3.54%	—	0.00%	—	0.00%	—	0.00%	3,292	3.54%

Participation Contract	1,626	59.21%	—	0.00%	—	0.00%	—	0.00%	1,626	59.21%

Total securities held to maturity	4,918	21.95%	—	0.00%	—	0.00%	—	0.00%	4,918	21.95%

Total securities and Participation Contract	$32,665	5.50%	$—	0.00%	$—	0.00%	$9,343	3.68%	$42,008	5.10%

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001.  The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended March 31, 2004 and March 31, 2003 of $902,000 and $730,000, respectively, and received cash proceeds for the quarters ended March 31, 2004 and March 31, 2003 of $6.8 million and $243,000, respectively.  See “Participation Contract” for further details.

Loans

Gross loans outstanding totaled $297.3 million at March 31, 2004 compared to $249.9 million at December 31, 2003.  Included in the Bank’s loan portfolio as of March 31, 2004 are $32.8 million of one-to-four family loans of which $6.1 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers.

Additionally, $5.9 million of the one-to-four family loans are secured by junior liens on real estate and are considered high loan-to-value loans. The Bank ceased originating sub-prime loans and high loan-to-value loans in the years 2000 and 1998, respectively.

The Bank originated $63.7 million of adjustable rate multi-family and commercial real estate secured loans for the three months ending March 31, 2004.  Principal repayments totaled $16.4 million during this period.

A summary of the Company’s loan originations and principal repayments for the three months ended March 31, 2004 and 2003 are as follows (dollars in thousands):

	For the Three Months ended
	March 31, 2004	March 31, 2003

Beginning balance, gross	$250,117	$163,097
Loans originated:
Multi-Family	58,445	26,225
Commercial	5,240	1,663
Construction and Land	—	1,150
One to four family	—	—
Other	5	—
Total loans originated	63,690	29,038
Loans purchased:
Multi-Family	—	1,350
Commercial	—	—
Construction and Land	—	—
One to four family	—	303
Total loans purchased	—	1,350
Subtotal – Production	63,690	30,388
Total	313,807	193,485
Less:
Principal repayments	16,435	11,217
Net Charge-offs	(13)	727
Sales of loans	—	—
Transfers to REO	88	281
Total Gross loans	297,297	181,260
Ending balance loans held for sale (gross)	777	1,740
Ending balance loans held for investment (gross)	$296,520	$179,520

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	March 31, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total

Real Estate Loans:
Multi-family	$239,797	80.66%	$188,939	75.54%
Commercial	23,324	7.85%	20,667	8.26%
Construction and Land	1,218	0.41%	3,646	1.46%
One-to-four family (1)	32,832	11.04%	36,632	14.65%
Other Loans	126	0.04%	233	0.09%
Total Gross loans	$297,297	100.00%	$250,117	100.00%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the three months ended March 31, 2004, the Company provisioned $63,000 for loan losses compared to a $639,000 provision during the three months ended March 31, 2003.  The decrease is primarily attributable to lower charge-offs of $740,000 for the quarter ended March 31, 2004 as compared to the same period in 2003. The Company had a net recovery of $13,000 for the three months ended March 31, 2004 compared to net charge-offs of $727,000 for the three months ending March 31, 2003.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.1 million as of March 31, 2004 and $2.0 million as of December 31, 2003. The allowance for loan losses as a percent of nonperforming loans was 96.6% and 71.5% as of March 31, 2004 and December 31, 2003, respectively.  Net nonperforming loans totaled $1.8 million at March 31, 2004 and $2.5 million as of December 31, 2003.   As of March 31, 2004, $98,000 of the total allowance was deemed as unallocated.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions, including prior loan loss experience, current economic conditions and loan portfolio composition.  Given the composition of the Company’s loan portfolio, the $2.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2004. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

Balance, beginning of period	$1,984	$2,835

Provision for loan losses	63	639

Charge-offs
Real estate:
One-to-four family	(68)	(886)
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Other loans	(9)	(36)
Total Charge-offs	(77)	(922)
Recoveries
Real estate:
One-to-four family	21	151
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Other loans	69	44
Total Recoveries	90	195
Net (charge-offs) recoveries	13	(727)

Balance, end of period	$2,060	$2,747

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonaccrual loans is primarily due to $88,000 becoming REO and $405,000 paying off.  All nonperforming loans are concentrated in the Company’s one-to-four family loan portfolio.

(dollars in thousands)	At March 31, 2004	At December 31, 2003
Nonperforming loans:
One-to-four family	$2,094	$2,729
Multi-family	—	—
Commercial	—	—
Construction	—	—
Other loans	—	1
Total nonaccrual loans	2,094	2,730
Foreclosures in process	39	43
Specific Allowance	(285)	(299)
Total nonperforming loans, net	1,848	2,474
Foreclosed Real Estate	701	979
Total nonperforming assets, net (1)	$2,549	$3,453

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.69%	0.79%

Allowance for loan losses as a percent of total nonperforming loans, gross	96.58%	71.55%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.62%	0.99%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.68%	1.12%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)          Gross loans include loans receivable that are held for investment and are held for sale.

Participation Contract

The Participation Contract is a contractual right of the Corporation to receive from the purchasers of the Banks’ residual mortgage-backed securities 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $1.6 million at March 31, 2004 compared to $6.0 million at December 31, 2003.  The decrease of $4.4 million is due to the sale of the residual interest in the 1998-1 component of the Participation Contract to Bear Stearns for $6.3 million which was partially offset by the net of the discount accretion of $902,000, which is included in interest income, and cash flows received of $539,000. The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation does not believe there is an active market for this type of asset and has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.  The cash flow model estimated the fair value of the Participation Contract to be $1.9 million at March 31, 2004.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after permanent write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received cash proceeds of $3.4 million in 2002, $2.5 million in 2003, and $539,000 in the first quarter of 2004 plus $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract. The Corporation expects to receive future cash flows, based on the model projections, of $2.5 to $3.0 million over the next three to nine months.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual prices paid, default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the estimated fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion is adjusted for any changes in the expected performance of the asset.

The table below summarizes the cash flows and discount accretion, of the Participation Contract, by quarter (in thousands):

Quarter Ended	Cash Flow		Discount Accretion

March 31, 2002	$—		$913
June 30, 2002	643		1,186
September 30, 2002	1,589		960
December 31, 2002	1,159		772
March 31, 2003	243		730
June 30, 2003	803		826
September 30, 2003	763		846
December 31, 2003	672		1,187
March 31, 2004	6,839	*	902
Life-to-Date	$12,711		$6,233

*  Includes the $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $272.0 million at December 31, 2003 to $332.4 million at March 31, 2004.  The increase is primarily due to increases in deposits of $30.3 million, an increase in FHLB borrowings of $19.8 million, and the issuance of the subordinated debentures of $10.3 million.

The Company had $68.4 million in FHLB advances and other borrowings as of March 31, 2004 compared to $48.6 million in such borrowings at December 31, 2003.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $139.0 million.  The Bank may borrow up to 25% of its assets under the line, which amounted to $92.1 million as of March 31, 2004.

Deposits increased by $30.3 million to $251.7 million at March 31, 2004, compared to $221.4 million of deposits at December 31, 2003.  The increase in deposits was primarily comprised of a $12.6 million increase in retail certificates of deposit, a $16.5 million increase in wholesale certificates of deposit, and an increase of $1.1 million in transaction accounts. During the three months ended March 31, 2004, the cost of deposits decreased 57 basis points to 2.06% compared to the same period in 2003.

Total stockholder’s equity increased $3.1 million to $40.4 million at March 31, 2004, compared to $37.3 million at December 31, 2003.

RESULTS OF OPERATIONS

Results for the quarter ended March 31, 2004 are compared to the quarter ended March 31, 2003 below.

Highlights for the three months ended March 31, 2004 and 2003:

The Company reported earnings before taxes of $2.9 million and net income of $2.9 million for the quarter ended March 31, 2004, or $0.56 per basic and $0.44 per diluted share, compared to a loss before taxes of $258,000 with net loss of $258,000, or $(0.19) per basic and diluted share for the quarter ended March 31, 2003.  Results for the quarter included a one time gain of $1.6 million from the sale of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million. Income before taxes excluding the aforementioned sale of the Participation Contract component was $1.3 million for the quarter. The basic Book Value per share increased $0.59 from the end of the prior year to $7.69 at March 31, 2004.   All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.  The Company’s return on average equity (ROAE) for the quarter ended March 31, 2004 was 30.80% compared to (9.07)% for the quarter ended March 31, 2003. Return on average assets (ROAA) for the quarter was 3.53 % compared to (0.43)% for the prior year.

Net income for the three months ended March 31, 2004 included the discount accretion on the Participation Contract of $902,000.  Provision for loan losses was $63,000 for the three months ended March 31, 2004 compared with a provision of $639,000 for the same period a year ago.

Net Interest Income

The Company’s net interest income before provision for loan losses increased 85.3% to $3.8 million for the three months ended March 31, 2004 compared with $2.1 million for the same period a year earlier. Net interest margin for the three months ended March 31, 2004 was 4.81% compared with 3.67% for the same period a year earlier. The increase is primarily due to a decrease in the average yield on interest-bearing liabilities of 144 basis points to 2.01% for the three months ended March 31, 2004 compared to 3.45% for the same period a year earlier.  Average interest-bearing liabilities increased $61.9 million from the same period a year earlier.  Average loan yield declined by 105 basis points while the average loan balance increased by 105.4 million from the same prior year period. The decrease in loan yield is in part the result of the Company’s origination of higher credit quality multi-family and commercial real estate loans, which carry an overall lower interest rate than the Bank’s one-to-four family loan portfolio as well as the prepayments within the one-to-four family loan portfolio since March 31, 2003.  The discount accretion included in interest income for the first quarter ended March 31, 2004 and March 31, 2003 was $902,000 and $730,000, respectively.  The Bank’s net interest margin for the quarter was 4.81% compared to 3.67% for the same period a year earlier.

The discount accretion is based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract. Future discount accretion amounts in future periods are expected to be lower due to the sale of the residual interest in the 1998-1 component of the Participation Contract.  The actual performance of the residual assets and cash realized by the Company could vary significantly from the Company’s projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses, future loan prices and the rate of prepayment speeds estimated for the loans underlying the residual assets. The reduction in the cost of interest-bearing liabilities is due to the Bank’s continued focus on increasing lower cost core deposit accounts, namely consumer and small business transaction accounts as well as the overall lower interest rate environment.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2004 and 2003.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	(dollars in thousands, unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,144	$5	1.75%	$1,695	$8	1.89%
Federal funds sold	158	1	0.76%	—	—	0.00%
Investment securities	40,467	304	3.00%	53,931	399	2.95%
Participation contract	6,094	902	59.21%	5,055	730	57.84%
Loans receivable	268,740	4,053	6.03%	163,377	2,892	7.08%
Total interest-earning assets	316,603	5,265	6.65%	224,058	4,029	7.19%

Non-interest-earning assets	14,512			17,815
Total assets	$331,115			$241,873

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$71,609	$205	1.15%	$52,713	$192	1.46%
Certificate accounts	164,396	1,013	2.46%	143,529	1,099	3.06%
Total interest-bearing deposits	236,005	1,218	2.06%	196,242	1,291	2.63%

Borrowings	54,007	232	1.72%	19,631	154	3.14%
Notes payable	—	—	0.00%	11,457	476	16.62%
Subordinated debentures	769	8	4.16%	1,500	53	14.13%
Total interest-bearing liabilities	290,781	1,458	2.01%	228,830	1,974	3.45%

Non-interest-bearing liabilities	2,333			1,665
Total liabilities	293,114			230,495

Equity	38,001			11,378
Total liabilities and equity	$331,115			$241,873

Net interest income		$3,807			$2,055
Net interest rate spread			4.65%			3.74%
Net interest margin			4.81%			3.67%
Ratio of interest-earning assets to interest-bearing liabilities			108.88%			97.91%

The following table sets forth the Company’s rate and volume variances for the three months ended March 31, 2004 (in thousands).

	Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 Increase (decrease) due to
	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$(2)	$(1)	$(3)
Federal Funds	1	—	1
Investment securities	(141)	46	(95)
Participation Contract	153	19	172
Loans receivable, net (1)	3,729	(2,568)	1,161
Total interest earning assets	3,740	(2,504)	1,236

Interest bearing liabilities:
Passbook accounts, money market, and checking	214	(201)	13
Certificate accounts	697	(783)	(86)
Borrowings	505	(427)	78
Notes Payable	(476)	—	(476)
Subordinated debentures	(18)	(27)	(45)
Total interest bearing deposits	922	(1,438)	(516)

Change in net interest income	$2,818	$(1,066)	$1,752

Rate = (New Rate - Old Rate) x Old Volume

Volume/Rate = (New Volume - Old Volume) x (New Rate - Old Rate)

Volume/Rate total is allocated proportionately to volume and rate based on the absolute value of the volume and rate changes.

Provision for Loan Losses:

For the three months ended March 31, 2004, provision for loan losses was $63,000 compared to a provision of $639,000 for the same period in 2003. The decrease is primarily attributable to lower charge-offs of $740,000 for the quarter ended March 31, 2004 as compared to the same period in 2003.

Noninterest Income (loss)

Noninterest income increased to $2.0 million compared with $639,000 for the same period a year earlier. The increase for the quarter was primarily the result of the $1.6 million gain from the sale of the residual interest in the 1998-1 component of the Participation Contract which was partially offset by a reduction in the gain on the sale of investments of $156,000.

Noninterest Expense

Noninterest expenses were $2.8 million for the quarter ended March 31, 2004, compared to $2.3 million for the quarter ended March 31, 2003. The $458,000 increase was primarily the result of increases in compensation and benefits of $455,000 due to additional staff in the Bank’s lending department, which were added during the fourth quarter of 2003.

At March 31, 2004, the Company had 72 full-time equivalent employees compared to 59 at March 31, 2003.

Provision for Income Taxes

The Company reported a provision for income taxes for the quarter ended March 31, 2004 of $12,000 compared to $0 for the quarter ended March 31, 2003.  Tax provision for the quarter ended March 31, 2004 was $12,000 which was comprised of $1.1 million of current income tax that was offset by a $1.1 million reduction in the valuation allowance for deferred tax assets.  The remaining valuation allowance balance at March 31, 2004 was $4.4 million. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $4.4 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 18.64% and 12.93% for the quarters ended March 31, 2004 and 2003, respectively.

The Corporation’s first quarter cash flow was primarily due to the sale of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million, issuance of the subordinated debentures for $10.0 million and residual payments on the Participation Contract of $763,000.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $981,000 for the three months ended March 31, 2004, compared to $116,000 for the three months ended March 31, 2003.  Net cash (used in) provided by investing activities was ($39.6) million for the three months ended March 31, 2004, compared to $8.5 million for the three months ended March 31, 2003.  Net cash provided by (used in) financing activities was $60.4 million for the three months ended March 31, 2004, compared to ($4.5) million for the three months ended March 31, 2003.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2004, cash and cash equivalents totaled $24.2 million and short-term investments totaled $27.7 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of FHLB advances.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of March 31, 2004, the Bank met the capital ratios required to be considered well capitalized.

As of March 31, 2004 and December 31, 2003, the Bank had one outstanding commitment for loan originations in the amount of $325,000.  There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2004 compared to the period ended December 31, 2003 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  The Company’s financial instruments include interest-sensitive loans receivable, investment securities, the Participation Contract, deposits, and borrowings.  The Company’s average interest-sensitive assets totaled approximately $316.6 million for the three months ended March 31, 2004.  Average interest-sensitive liabilities totaled approximately $290.7 million at March 31, 2004.  Approximately $247.9 million of the Bank’s adjustable rate loans are constrained by floor rates that are above the fully indexed loan rate as of March 31, 2004.  Accordingly, these assets will not reprice upwards until the fully indexed loan rate once again exceeds the lifetime floor rate.  There has not been a significant change in the Company’s interest rate risk during the three months ended March 31, 2004.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

In December 1999, the Corporation, and certain former officers and current and former directors and certain other third parties were named as defendants in a securities class action lawsuit titled ‘Funke v. Life Financial, et al’. The class action lawsuit was filed in the United States District Court for the Southern District of New York to assert claims against the defendants under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Securities Act of 1933, as amended (“Securities Act”), in connection with the sale of the Corporation’s common stock in its 1997 public offering.  Plaintiffs seek unspecified damages in their complaint.  Following a motion to dismiss, the court dismissed plaintiff’s claim for violation of Section 10b of the Exchange Act.  Plaintiff’s sole remaining cause of action is based on an alleged violation of Section 11 of the Securities Act. The parties have completed very limited discovery.  The court has not certified the class nor has the court set a trial date. The maximum aggregate amount of coverage for this claim under our insurance policy is $10 million. Although the Corporation’s insurance carrier has accepted this claim with a customary reservation of rights, the Corporation believes that under its policy the Corporation’s potential liability will be 20% of any settlement and litigation expenses.  The Corporation has established a legal accrual, which in management’s opinion, is sufficient to cover the Corporation’s anticipated portion of the cost and settlement.

The Company has been named as a defendant in two separate lawsuits that are currently pending.  Each of the lawsuits alleges various violations of state laws relating to origination fees, interest rates, and other charges on loans secured by second deeds of trust. The complaints seek to invalidate the mortgage loans, or make them conform to state laws.  The Company has responded to each lawsuit and expects to be dismissed from both claims.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 2.           Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	Pacific Premier Bancorp, Inc. Trust Preferred Securities Floating Rate Junior Subordinated Debt Securities Due 2034

Exhibit 10.2	Pacific Premier Bancorp, Inc. Trust Preferred Securities Amended and Restated Declaration of Trust

Exhibit 10.3	Pacific Premier Bancorp, Inc. Trust Preferred Securities Guarantee Agreement

Exhibit 10.4	Amended Employee Agreement for Steven R. Gardner and Pacific Premier Bancorp, Inc.

Exhibit 10.5	Amended Employee Agreement for Steven R. Gardner and

Pacific Premier Bank.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

Form 8-K filed on January 26, 2004 with an attached press release announcing changes in the Company’s Board of Directors.

Form 8-K filed on January 29, 2004 with an attached press release announcing the Registrant’s earning for the fourth quarter and year ended December 31, 2003.

Form 8-K filed on March 17, 2004 with an attached presentation that was to be utilized in meetings with analysts and investors through April 30, 2004.

Form 8-K filed on March 26, 2004 with an attached press release announcing the Registrant’s issuance of $10.0 million Trust Preferred Securities.

Form 8-K filed on March 31, 2004 pursuant to Regulation FD the Registrant announced the sale of certain residual assets for $6.3 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

May 3, 2004	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer (principal executive officer)

May 3, 2004		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

10.1	Pacific Premier Bancorp, Inc. Trust Preferred Securities Floating Rate Junior Subordinated Debt Securities Due 2034

10.2	Pacific Premier Bancorp, Inc. Trust Preferred Securities Amended and Restated Declaration of Trust

10.3	Pacific Premier Bancorp, Inc. Trust Preferred Securities Guarantee Agreement

10.4	Amended Employee Agreement for Steven R. Gardner and Pacific Premier Bancorp, Inc.

10.5	Amended Employee Agreement for Steven R. Gardner and Pacific Premier Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.