Form 10-Q
period 2004-06-30
PACIFIC PREMIER BANCORP INC
filed 2004-08-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,255,072 shares of common stock par value $0.01 per share, were outstanding as of August 4, 2004.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2004

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$14,057	$2,440
Investment securities available for sale	41,500	39,845
Investment securities held to maturity:
FHLB Stock, at cost	4,328	2,430
Participation Contract	1,626	5,977
Loans held for sale, net	645	804
Loans held for investment, net	349,842	246,796
Accrued interest receivable	1,513	1,122
Foreclosed real estate	531	979
Premises and equipment	5,193	5,330
Deferred income taxes	3,419	2,950
Other assets	1,045	695
Total Assets	$423,699	$309,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts :
Noninterest bearing	$8,435	$7,257
Interest bearing:
Transaction accounts	64,945	64,148
Certificates of deposit	195,543	150,042
Total Deposits	268,923	221,447
Borrowings	99,900	48,600
Subordinated debentures	10,310	—
Accrued expenses and other liabilities	3,161	1,989
Total liabilities	$382,294	$272,036

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,225,072 shares issued and outstanding at June 30, 2004 and December 31, 2003.	$53	$53
Additional paid-in capital; common stock and warrants	67,546	67,546
Accumulated deficit	(25,745)	(30,021)
Accumulated other comprehensive loss	(449)	(246)
Total stockholders’ equity	$41,405	$37,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$423,699	$309,368

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
INTEREST INCOME:
Loans	$4,643	$3,059	$8,696	$5,951
Other interest-earning assets	1,057	1,083	2,269	2,220
Total interest income	5,700	4,142	10,965	8,171

INTEREST EXPENSE:
Interest-bearing deposits	1,290	1,250	2,508	2,541
Other borrowings	354	100	586	254
Notes Payable	—	479	—	955
Subordinated debentures	98	53	106	106
Total interest expense	1,742	1,882	3,200	3,856

NET INTEREST INCOME	3,958	2,260	7,765	4,315

PROVISION FOR LOAN LOSSES	208	42	264	681

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,750	2,218	7,501	3,634

NONINTEREST INCOME:
Loan servicing fee income	99	208	243	372
Bank and other fee income	152	107	293	208
Net gain from loan sales	58	207	58	207
Net gain on investment securities	—	—	1,573	143
Other income	215	209	316	440
Total noninterest income	524	731	2,483	1,370

NONINTEREST EXPENSE:
Compensation and benefits	1,641	1,173	3,264	2,340
Premises and occupancy	334	361	697	708
Data processing	74	98	153	197
Net loss (gain) on foreclosed real estate	23	(43)	41	51
Other expense	658	894	1,347	1,500
Total noninterest expense	2,730	2,483	5,502	4,796

INCOME BEFORE INCOME TAXES	1,544	466	4,482	208
PROVISION (BENEFIT) FOR INCOME TAXES	194	(398)	206	(398)
NET INCOME	$1,350	$864	$4,276	$606

INCOME PER SHARE:
Basic income per share	$0.26	$0.65	$0.81	$0.45
Diluted income per share	$0.21	$0.34	$0.65	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,255,072	1,333,572	5,255,072	1,333,572
Diluted	6,559,354	2,561,005	6,567,392	2,552,066

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	($32,086)	$368		$11,623
Net loss	—	—	—	606	—	$606	606
Unrealized loss on investments, net of tax of $0	—	—	—	—	(361)	(361)	(361)
Total comprehensive loss	—	—	—	—	—	$245	—
Balance at June 30, 2003	1,333,572	$13	$43,328	($31,480)	$7		$11,868

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	($30,021)	($246)		$37,332
Net income	—	—	—	4,276	—	$4,276	4,276
Unrealized loss on investments, net of tax of ($314)	—	—	—	—	(203)	(203)	(203)
Total comprehensive income	—	—	—	—	—	$4,073	—
Balance at June 30, 2004	5,255,072	$53	$67,546	($25,745)	($449)		$41,405

Accompanying notes are an integral part of these consolidated financial statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,276	$606
Adjustments to Net Income:
Depreciation expense	244	258
Accretion of discount on notes payable	—	70
Provision for loan losses	264	681
Loss on sale, provision, and write-down of foreclosed real estate	51	275
Net unrealized loss and amortization on investment securities	377	222
Loss (gain) on sale of investment securities available for sale	13	(144)
Gain on sale of Participation Contract	(1,586)	—
Proceeds from the sales of and principal payments from loans held for sale	63	170
Change in current and deferred income tax receivable	(475)	(400)
Increase (decrease) in accrued expenses and other liabilities	1,172	(244)
Federal Home Loan Bank stock dividend	(44)	(49)
(Increase) decrease in other assets	(739)	466
Net cash provided by operating activities	3,616	1,911

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	34,688	40,079
Purchase, origination and advances of loans held for investment	(138,168)	(64,505)
Gain on sale of loans held for investment	(58)	(207)
Net accretion on Participation Contract	(1,556)	(1,556)
Principal payments on securities	840	3,664
Proceeds from sale of foreclosed real estate	721	1,866
Purchase of securities	(5,284)	(24,991)
Proceeds from sale or maturity of securities	2,203	32,284
Proceeds from Participation Contract	1,193	1,046
Proceeds from sale of Participation Contract	6,300	—
Increase in premises and equipment	(110)	(255)
(Purchase) redemption of FHLB stock	(1,854)	368
Net cash used in investing activities	(101,085)	(12,207)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	47,476	11,280
Proceeds from FHLB advances	42,900	800
Proceeds from other borrowings	8,400	—
Issuance of Subordinated debentures	10,310	—
Net cash provided by financing activities	109,086	12,080

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,617	1,784
CASH AND CASH EQUIVALENTS, beginning of period	2,440	3,590
CASH AND CASH EQUIVALENTS, end of period	$14,057	$5,374

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$3,160	$3,682
Income taxes paid	$2	$2

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$324	$1,083
Transfer loans from held for investment	$—	$563

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”), (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations and its cash flows for the three and six months ended June 30, 2004 and 2003.  Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2004.

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

	With reclassifications		Originally presented
	Three months Ended June 30, 2003	Six months Ended June 30, 2003	Three months Ended June 30, 2003	Six months Ended June 30, 2003
	(dollars in thousands, unaudited)

Compensation and benefits	$1,173	$2,340	$1,134	$2,278
Other expense	894	1,500	933	1,562
	$2,067	$3,840	$2,067	$3,840

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.  The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)
Net income to common stockholders:
As reported	$1,350	$864	$4,276	$606
Stock-based compensation that would have been reported using the fair value method of SFAS 123	87	58	149	117
Pro forma	$1,263	$806	$4,127	$489

Basic earnings per share:
As reported	$0.26	$0.65	$0.81	$0.45
Pro forma	$0.24	$0.60	$0.79	$0.37

Diluted earnings per share:
As reported	$0.21	$0.34	$0.65	$0.24
Pro forma	$0.19	$0.31	$0.63	$0.19

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB NO. 51” (“FIN 46”) and in December 2003, FASB issued a revision (“FIN 46R”).  FIN 46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities.  Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes.  Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements.  The Company adopted this statement at the time of the issuance of the junior subordinated debentures in March 2004, which did not have a material impact on the Company’s financial statements as subordinated debentures are reported as a component of liabilities.  See Note 4 - Subordinated Debentures.

Note 2 - Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2004 (Unaudited)

Total Capital (to risk-weighted assets)	$39,911	13.61%	$23,463	8.00%	$29,328	10.00%
Tier 1 Capital (to adjusted tangible assets)	38,163	9.10%	16,770	4.00%	20,963	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	39,911	13.01%	11,731	4.00%	17,597	6.00%

At December 31, 2003

Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%

Note 3 - Borrowings

At June 30, 2004, the Bank had one advance on its $100 million credit facility with Salomon Brothers due March 2005, at a rate of 1.42%, in the amount of $8.4 million, which is secured by $9.1 million in mortgage-backed securities.  Additionally, the Company had $91.5 million in Federal Home Loan Bank (FHLB) advances with a weighted average interest rate of 1.79% and a weighted average maturity of 0.98 years, as of June 30, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $191.0 million.  As of June 30, 2004, the Bank was able to borrow up to 25% of its assets under the line, which amounted to $92.1 million.   See “Item 5. Other Information” for further discussion.

Note 4 - Subordinated Debentures

In March 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”).  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% for an effective rate of 3.86% as of June 30, 2004.

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on our consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.  Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities.

Note 5 - Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2004 and 2003.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
	(Unaudited)

Net Earnings	$1,350			$864

Basic EPS Earnings Available to common stockholders	$1,350	5,255,072	$0.26	$864	1,333,572	$0.65
Effect of Warrants and Dilutive Stock Options	—	1,304,282		—	1,227,433

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,350	6,559,354	$0.21	$864	2,561,005	$0.34

	For the Six Months Ended June 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount

Net Earnings	$4,276			$606

Basic EPS Earnings Available to common stockholders	$4,276	5,255,072	$0.81	$606	1,333,572	$0.45
Effect of Warrants and Dilutive Stock Options	—	1,312,320		—	1,218,494

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$4,276	6,567,392	$0.65	$606	2,552,066	$0.24

Note 6 -Sale of a portion of the Participation Contract

In March 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million.  The gain on sale was $1.6 million.  This was the largest of the three components comprising the Participation Contract.  The remaining balance of the Participation Contract on the Company’s balance sheet is $1.6 million as of June 30, 2004.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Participation Contract” for a description of the Participation Contract.

Note 7 - Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and six months ended June 30, 2004 and for the three months ended June 30, 2003 of $472,000, $1.1 million, and $400,000, respectively. The remaining valuation allowance balance at June 30, 2004 was $3.8 million. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.8 million will be eliminated.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2004 and 2003.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2003 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank currently operates three full-service branches in Southern California located in the cities of San Bernardino, Seal Beach and Huntington Beach.   The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by multi-family and commercial real estate properties throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses”, “Participation Contract” and “Provision (Benefit) for Income Taxes” discussed later in this document and in our 2003 Annual Report on Form 10K.

FINANCIAL CONDITION

Total assets of the Company were $423.7 million as of June 30, 2004 compared to $309.4 million as of December 31, 2003.  The $114.3 million or 37.0% increase in total assets is primarily the result of a $103.0 million increase in loans held for investment and an increase in cash of $11.6 million.

Investment Securities

A summary of the Company’s securities as of June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	June 30, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$14,573	$—	$(258)	$14,315
Mutual Funds (2)	27,689	—	(504)	27,185
Total securities available for sale	$42,262	$—	$(762)	$41,500

Securities Held to Maturity:
FHLB Stock	$4,328	$—	$—	$4,328
Participation Contract (3)	1,626	398	—	2,024
Total securities held to maturity	$5,954	$398	$—	$6,352

Total securities and Participation Contract	$48,216	$398	$(762)	$47,852

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$10,389	$5	$(19)	$10,375
Mutual Funds	29,702	—	(232)	29,470
Total securities available for sale	$40,091	$5	$(251)	$39,845

Securities Held to Maturity:
FHLB Stock	$2,430	$—	$—	$2,430
Participation Contract	5,977	1,365	—	7,342
Total securities held to maturity	$8,407	$1,365	$—	$9,772

Total securities and Participation Contract	$48,498	$1,370	$(251)	$49,617

(1)          Mortgage-backed securities consists of two collateralized mortgage obligation (CMO) secured by the Federal Home Loan Mortgage Corporation (FHLMC). The two CMO have a carrying value of $9.1 million and $5.2 million. The $9.1 million CMO has been pledged as collateral for the $8.4 million advance on the Company’s secured line of credit.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20 percent risk-weighting capital category for the quarter ended June 30, 2004.

(3)          The Participation Contract represents the right to receive 50% of any cash realized from two residual mortgage-backed securities.  The Corporation has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved.   A discount rate of 40 percent has been continuously utilized since December 31, 2000 in estimating the Participation Contract’s fair value. See “Participation Contract” for further details.

Investment Securities by Contractual Maturity

As of June 30, 2004

	(dollars in thousands)
	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

Mortgage-backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$14,315	4.63%	$14,315	4.63%

Mutual fund	27,185	2.57%	—	0.00%	—	0.00%	—	0.00%	27,185	2.57%

Total securities available for sale	27,185	2.57%	—	0.00%	—	0.00%	14,315	4.63%	41,500	3.28%

FHLB Stock	4,328	3.70%	—	0.00%	—	0.00%	—	0.00%	4,328	3.70%

Participation Contract	1,626	80.75%	—	0.00%	—	0.00%	—	0.00%	1,626	80.75%

Total securities held to maturity	5,954	24.74%	—	0.00%	—	0.00%	—	0.00%	5,954	24.74%

Total securities and Participation Contract	$33,139	6.55%	$—	0.00%	$—	0.00%	$14,315	4.63%	$47,454	5.97%

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001.  The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended June 30, 2004 and June 30, 2003 of $654,000 and $826,000, respectively, and received cash proceeds for the quarters ended June 30, 2004 and June 30, 2003 of $654,000 and $803,000, respectively.  See “Participation Contract” for further details.

Loans

Gross loans outstanding totaled $352.2 million at June 30, 2004 compared to $250.1 million at December 31, 2003.  Included in the Bank’s loan portfolio as of June 30, 2004 are $29.7 million of one-to-four family loans of which $5.6 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers. Additionally, $5.2 million of the one-to-four family loans are secured by junior liens on real estate and are considered high loan-to-value loans.  The Bank ceased originating sub-prime loans and high loan-to-value loans in the years 2000 and 1998, respectively.

The Bank originated $73.9 million and $137.6 million, respectively, of adjustable rate multi-family and commercial real estate secured loans for the three and six months ending June 30, 2004.  Principal repayments totaled $30.0 million for the six months ending June 30, 2004.

A summary of the Company’s loan originations and principal repayments for the six months ended June 30, 2004 and 2003 are as follows (dollars in thousands):

	For the Six Months ended
	June 30, 2004	June 30, 2003

Beginning balance, gross	$250,117	$163,097
Loans originated:
Multi-Family	119,858	58,142
Commercial real estate	17,758	2,663
Construction and Land	—	1,150
One to four family	—	—
Other	8	—
Total loans originated	137,624	61,955
Loans purchased:
Multi-Family	—	1,350
Commercial real estate	—	—
Construction and Land	—	—
One to four family	—	864
Total loans purchased	—	2,214
Subtotal – Production	137,624	64,169
Total	387,741	227,266
Less:
Principal repayments	30,012	31,044
Net Charge-offs	53	860
Sales of loans	5,195	8,938
Transfers to REO	324	1,083
Total Gross loans	352,157	185,341
Ending balance loans held for sale (gross)	702	1,996
Ending balance loans held for investment (gross)	$351,455	$183,345

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	June 30, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total

Real Estate Loans:
Multi-family	$286,600	81.39%	$188,939	75.54%
Commercial	34,524	9.80%	20,667	8.26%
Construction and Land	1,218	0.35%	3,646	1.46%
One-to-four family (1)	29,696	8.43%	36,632	14.65%
Other Loans	119	0.03%	233	0.09%
Total Gross loans	$352,157	100.00%	$250,117	100.00%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the six months ended June 30, 2004, the Company provisioned $208,000 for loan losses compared to a $681,000 provision during the six months ended June 30, 2003.  The decrease in the provision for the six months ended June 30, 2004 is primarily due to a reduction in net charge-offs from $860,000 for the six months ended June 30, 2003 to $53,000 for the same period of 2004. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.2 million as of June 30, 2004 and $2.0 million as of December 31, 2003. The allowance for loan losses as a percent of nonperforming loans was 92.7% and 71.5% as of June 30, 2004 and December 31, 2003, respectively.  Net nonperforming loans totaled $2.1 million at June 30, 2004 and $2.5 million as of December 31, 2003.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions based on the industry’s 10 year historical loan loss experience for income property secured loans, the Bank’s delinquency levels and loss experience in single family secured loans, current economic conditions and loan portfolio composition.  Given the composition of the Company’s loan portfolio, the $2.2 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2004. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s or the Bank’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance, beginning of period	$2,060	$2,747	$1,984	$2,835

Provision for loan losses	201	42	264	681

Charge-offs
Real estate:
One-to-four family	(51)	(218)	(119)	(959)
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Other loans	(68)	(1)	(77)	(182)
Total Charge-offs	(119)	(219)	(196)	(1,141)
Recoveries
Real estate:
One-to-four family	22	86	43	281
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Other loans	31	—	100	—
Total Recoveries	53	86	143	281
Net (charge-offs) recoveries	(66)	(133)	(53)	(860)

Balance, end of period	$2,195	$2,656	$2,195	$2,656

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonaccrual assets is primarily due to a decrease of $429,000 in nonperforming one-to-four family loans due to collection efforts and a $448,000 decrease in REO.  All nonperforming loans are concentrated in the Company’s one-to-four family loan portfolio.

(dollars in thousands)	At June 30, 2004	At December 31, 2003
Nonperforming loans:
One-to-four family	$2,300	$2,729
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Other loans	—	1
Total nonaccrual loans	2,300	2,730
Foreclosures in process	67	43
Specific Allowance	(290)	(299)
Total nonperforming loans, net	2,077	2,474
Foreclosed Real Estate	531	979
Total nonperforming assets, net (1)	$2,608	$3,453

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.62%	0.79%

Allowance for loan losses as a percent of total nonperforming loans, gross	92.73%	71.55%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.59%	0.99%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.61%	1.12%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)          Gross loans include loans receivable that are held for investment and are held for sale.

Participation Contract

The Participation Contract is a contractual right of the Corporation to receive from the purchasers of the Banks’ residual mortgage-backed securities 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $1.6 million at June 30, 2004 compared to $6.0 million at December 31, 2003.  The decrease of $4.4 million is primarily due to the sale of the residual interest in the 1998-1 component of the Participation Contract to Bear Stearns for $6.3 million in the first quarter of 2004.  The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.  The cash flow model estimated the fair value of the Participation Contract to be $2.0 million at June 30, 2004.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after permanent write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received cash proceeds of $3.4 million in 2002, $2.5 million in 2003, $539,000 plus $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract in the first quarter of 2004, and $654,000 in the second quarter. The Corporation expects to receive future cash flows, based on the model projections, of $2.2 to $2.8 million over the next six months.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual prices paid, default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the estimated fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion is adjusted for any changes in the expected performance of the asset.

The table below summarizes the cash flows and discount accretion, of the Participation Contract, by quarter (in thousands):

Quarter Ended	Cash Flow		Discount Accretion

March 31, 2002	$—		$913
June 30, 2002	643		1,186
September 30, 2002	1,589		960
December 31, 2002	1,159		772
March 31, 2003	243		730
June 30, 2003	803		826
September 30, 2003	763		846
December 31, 2003	672		1,187
March 31, 2004	6,839	*	902
June 30, 2004	654		654

Life-to-Date	$13,365		$8,976

* Includes the $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $272.0 million at December 31, 2003 to $382.3 million at June 30, 2004.  The increase is primarily due to increases in deposits of $47.5 million, an increase in borrowings of $51.3 million, and the issuance of the subordinated debentures of $10.3 million.

The Company had $99.9 million in FHLB advances and other borrowings as of June 30, 2004 compared to $48.6 million in such borrowings at December 31, 2003.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $191.0 million.  The Bank may borrow up to 25% of its assets under the line, which amounted to $92.1 million as of June 30, 2004.  See “Item 5.  Other Information” for further discussion.

Deposits increased by $47.5 million to $268.9 million at June 30, 2004, compared to $221.4 million of deposits at December 31, 2003.  The increase in deposits was primarily comprised of a $14.6 million increase in retail certificates of deposit, a $30.9 million increase in wholesale and brokered certificates of deposit, and an increase of $2.0 million in transaction accounts. During the three months ended June 30, 2004, the cost of deposits decreased 51 basis points to 2.01% compared to the same period in 2003.

Total stockholder’s equity increased $4.1 million to $41.4 million at June 30, 2004, compared to $37.3 million at December 31, 2003, largely due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2004 and 2003:

The Company reported earnings before taxes of $1.5 million and net income of $1.4 million for the quarter ended June 30, 2004, or $0.26 per basic and $0.21 per diluted share, compared to earnings before taxes of $466,000 and net income of $864,000, or $0.65 per basic and $0.34 per diluted share for the quarter ended June 30, 2003.  For the six months ended June 30, 2004, the Company reported earnings before taxes of $4.5 million and net income of $4.3 million, or $0.81 per basic and $0.65 per diluted share, compared to earnings before taxes of $208,000 and net income of $606,000, or $0.45 per basic and $0.24 per diluted share for the six months ended June 30, 2003. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.

The Company’s return on average equity (ROAE) for the six months ended June 30, 2004 was 19.58% compared to 10.77% for the six months ended June 30, 2003. Return on average assets (ROAA) for the six months ended June 30, 2004 was 2.31% compared to 0.51% for the prior year.

Net income for the three and six months ended June 30, 2004 included the discount accretion on the Participation Contract of $654,000 and $1.6 million, respectively.  Provision for loan losses was $208,000 for the three months ended June 30, 2004 compared with a provision of $42,000 for the same period a year ago.  For the six months ended June 30, 2004 the provision for loan losses was $264,000 compared to $681,000 for the same period last year.

Net Interest Income

For the three and six months ended June 30, 2004, net interest income before provision for loan losses increased to $4.0 million and $7.8 million, respectively, from $2.3 million and $4.3 million for the same periods a year earlier. The increase is predominately attributable to an increase in loans outstanding of $171.4 million over the prior year periods and an overall reduction in interest expense. The Company’s average net interest margin for the quarter and six months ended June 30, 2004 was 4.10% and 4.37%, respectively, compared to 4.15% and 3.91% for the same periods a year ago. The increase in the net interest margin for the six months ended June 30, 2004, compared to the prior year period was primarily attributable to a decrease in the average cost of funds of 145 basis points, which was partially offset by an increase in the outstanding balance of adjustable-rate income property loans which has led to a decrease in the average yield on loans of 122 basis points.  The reduction in the cost of interest-bearing liabilities is primarily due to the repricing of the Bank’s borrowings at a lower cost than the comparable periods.  The discount accretion from the Participation Contract included in interest income for the three and six months ended June 30, 2004 was $654,000 and $1.6 million, respectively, compared to $826,000 and $1.6 million for the same periods a year earlier. The amount of discount accretion was reduced in the second quarter of 2004 due to the sale of the 1998-1 residual interest component of the Participation Contract in the first quarter of 2004.  The Bank’s net interest margin, which does not include the accretion income from the Participation Contract, was 3.49% and 3.56% for the three and six months ended June 30, 2004, compared to 3.69% and 3.54% for the same periods a year earlier.

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

The following tables set forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2004 and 2003.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	(dollars in thousands, unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$13,606	$34	1.00%	$326	$5	6.13%
Federal funds sold	478	1	0.84%	—	—	0.00%
Investment securities	44,623	368	3.30%	35,202	252	2.86%
Participation contract	1,614	654	162.08%	5,359	826	61.65%
Loans receivable	325,895	4,643	5.70%	177,190	3,059	6.91%
Total interest-earning assets	386,216	5,700	5.90%	218,077	4,142	7.60%

Non-interest-earning assets	15,114			17,056
Total assets	$401,330			$235,133

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$73,804	$194	1.05%	$54,416	$189	1.39%
Certificate accounts	182,891	1,096	2.40%	143,714	1,061	2.95%
Total interest-bearing deposits	256,695	1,290	2.01%	198,130	1,250	2.52%

Borrowings	90,810	354	1.56%	11,313	100	3.54%
Notes payable	—	—	0.00%	11,492	479	16.67%
Subordinated debentures	10,310	98	3.80%	1,500	53	14.13%
Total interest-bearing liabilities	357,815	1,742	1.95%	222,435	1,882	3.38%

Non-interest-bearing liabilities	2,672			11,109
Total liabilities	360,487			233,544

Equity	40,843			1,589
Total liabilities and equity	$401,330			$235,133

Net interest income		$3,958			$2,260
Net interest rate spread			3.95%			4.21%
Net interest margin			4.10%			4.15%
Ratio of interest-earning assets to interest-bearing liabilities			107.94%			98.04%

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	(dollars in thousands, unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$7,375	$40	1.08%	$767	$13	3.39%
Federal funds sold	318	1	0.63%	—	—	0.00%
Investment securities	42,545	672	3.16%	44,515	651	2.92%
Participation contract	3,854	1,556	80.75%	5,211	1,556	59.72%
Loans receivable	301,554	8,696	5.77%	170,322	5,951	6.99%
Total interest-earning assets	355,646	10,965	6.17%	220,815	8,171	7.40%

Non-interest-earning assets	14,815			17,675
Total assets	$370,461			$238,490

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$72,708	$399	1.10%	$53,558	$381	1.42%
Certificate accounts	173,644	2,109	2.43%	143,622	2,160	3.01%
Total interest-bearing deposits	246,352	2,508	2.04%	197,180	2,541	2.58%

Borrowings	72,409	586	1.62%	15,450	254	3.29%
Notes payable	—	—	0.00%	11,474	955	16.65%
Subordinated debentures	5,541	106	3.83%	1,500	106	14.13%
Total interest-bearing liabilities	324,302	3,200	1.97%	225,604	3,856	3.42%

Non-interest-bearing liabilities	2,479			1,634
Total liabilities	326,781			227,238

Equity	43,680			11,252
Total liabilities and equity	$370,461			$238,490

Net interest income		$7,765			$4,315
Net interest rate spread			4.20%			3.98%
Net interest margin			4.37%			3.91%
Ratio of interest-earning assets to interest-bearing liabilities			109.67%			97.88%

The following table sets forth the Company’s rate and volume variances for the three and six months ended June 30, 2004 (in thousands).

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Increase (decrease) due to			Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$61	$(32)	$29	$58	$(31)	$27
Federal Funds	1	—	1	1	—	1
Investment securities	74	42	116	(67)	88	21
Participation Contract	(3,283)	3,111	(172)	(932)	932	—
Loans receivable, net (1)	4,851	(3,267)	1,584	5,627	(2,882)	2,745
Total interest earning assets	1,704	(146)	1,558	4,687	(1,893)	2,794

Interest bearing liabilities:
Passbook accounts, money market, and checking	222	(217)	5	223	(205)	18
Certificate accounts	966	(931)	35	839	(890)	(51)
Borrowings	650	(396)	254	745	(413)	332
Notes Payable	(479)	—	(479)	(956)	—	(956)
Subordinated debentures	316	(271)	45	241	(240)	1
Total interest bearing deposits	1,675	(1,815)	(140)	1,092	(1,748)	(656)

Change in net interest income	$29	$1,669	$1,698	$3,595	$(145)	$3,450

Rate = (New Rate - Old Rate) x Old Volume

Volume/Rate = (New Volume - Old Volume) x (New Rate - Old Rate)

Volume/Rate total is allocated proportionately to volume and rate based on the absolute value of the volume and rate changes.

Provision for Loan Losses:

For the three months ended June 30, 2004, provision for loan losses was $208,000 compared to a provision of $42,000 for the same period in 2003.

Provision for loan losses was $264,000 for the six months ended June 30, 2004, compared to $681,000 for the same period in 2003. The decrease in the provision for the six months ended June 30, 2004 is primarily due to a reduction in net charge-offs from $860,000 for the six months ended June 30, 2003 to $53,000 for the same period of 2004.

Noninterest Income (loss)

Noninterest income decreased to $524,000 compared with $731,000 for the same period a year earlier. The decrease for the quarter was primarily the result of lower gain on loan sales of $149,000 and lower loan servicing income of $109,000.

For the six months ended June 30, 2004, noninterest income increased $1.1 million compared with the same period last year.  The increase was primarily the result of the $1.6 million gain from the sale of the residual interest in the 1998-1 component of the Participation Contract which was partially offset by a reduction in the gain on the sale of investments of $149,000.

Noninterest Expense

Noninterest expenses were $2.7 million for the quarter ended June 30, 2004, compared to $2.5 million for the quarter ended June 30, 2003. The $247,000 increase was primarily the result of increases in compensation and benefits of $468,000 due to additional staff in the Bank’s lending department, which were added during the fourth quarter of 2003.

Noninterest expenses were $5.5 million for the six months ended June 30, 2004, compared to $4.8 million for the six months ended June 30, 2003. The $706,000 increase was primarily the result of increases in compensation and benefits of $924,000 due to additional staff in the Bank’s lending department, which were added during the fourth quarter of 2003 and the first six months of 2004.

At June 30, 2004, the Company had 77.0 full-time equivalent employees compared to 62.5 at June 30, 2003.

Provision (Benefit) for Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2004 was $194,000 and $206,000, respectively. For the same periods a year earlier, the Company had a tax benefit of $398,000 and $398,000, respectively. The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and six months ended June 30, 2004 and for the three months ended June 30, 2003 of $472,000, $1.1 million, and $400,000, respectively. The remaining valuation allowance balance at June 30, 2004 was $3.8 million. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.8 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 17.29% and 14.68% for the quarters ended June 30, 2004 and 2003, respectively.

The Corporation’s second quarter cash flow was primarily due to residual payments on the Participation Contract of $654,000 and recoveries of assets previously written-off in the amount of $107,000.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $3.6 million for the six months ended June 30, 2004, compared to $1.9 million for the six months ended June 30, 2003.  Net cash (used in) investing activities was ($101.1) million for the six months ended June 30, 2004, compared to ($12.2) million for the six months ended June 30, 2003.  Net cash provided by financing activities was $109.1 million for the six months ended June 30, 2004, compared to $12.1 million for the six months ended June 30, 2003.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2004, cash and cash equivalents totaled $14.1 million and short-term investments totaled $27.2 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of FHLB advances.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of June 30, 2004, the Bank met the capital ratios required to be considered well capitalized.

As of June 30, 2004 and December 31, 2003, the Bank had outstanding commitments for loan originations of $5.6 million and $325,000, respectively.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2004 compared to the period ended December 31, 2003 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board approved guidelines through the establishment of prudent asset/liability concentration guidelines. Pursuant to the guidelines, management of the Company seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management of the Company monitors its interest rate risk as such risk relates to its operating strategies.  The Company’s Board of Directors reviews on a quarterly basis the Company’s asset/liability position.  The extent of movement in interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  The Company’s financial instruments include interest-sensitive loans, investment securities, the Participation Contract, deposits, and borrowings.  The Company’s average interest-sensitive assets totaled approximately $386.2 million for the three months ended June 30, 2004.  Average interest-sensitive liabilities totaled approximately $357.8 million at June 30, 2004.  There has not been a significant change in the Company’s interest rate risk during the three months ended June 30, 2004.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 26, 2004, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.               Election of the following directors to terms expiring in 2007:

	Affirmative Votes	Votes Withheld

Steven R. Gardner	4,746,478	6,638
Sam Yellen	4,746,478	6,638

2.               Approval of the Pacific Premier Bancorp Inc. 2004 Long-Term Incentive Plan:

Affirmative Votes	Votes Against	Votes Abstain	Broker Non-votes

1,662,955	733,817	9,187	2,347,157

3.               Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2004:

Affirmative Votes	Votes Against	Votes Abstain

4,717,303	28,300	7,513

Item 5.  Other Information

On July 26, 2004 the Federal Home Loan Bank of San Francisco increased the amount the Bank is able to borrow from 25% of its total assets to 35%.

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

(b) Reports on Form 8-K

Form 8-K filed on April 14, 2004 with an attached press release announcing the Registrant’s earnings for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 6, 2004	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer (principal executive officer)

August 6, 2004		/s/ John Shindler
Date		John Shindler
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.