Form 10-Q
period 2004-09-30
PACIFIC PREMIER BANCORP INC
filed 2004-11-09
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,258,738 shares of common stock par value $0.01 per share, were outstanding as of October 29, 2004.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I FINANCIAL INFORMATION

Item 1	Consolidated Statements of Financial Condition: September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Income: For the Three and Nine months ended September 30, 2004 and 2003 (unaudited)

Consolidated Statement of Stockholders’ Equity and Comprehensive Income: For the Nine months ended September 30, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows: For the Nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$4,324	$2,440
Federal funds sold	22,000	—
Cash and cash equivalents	26,324	2,440
Investment securities available for sale	36,587	39,845
Investment securities held to maturity:
FHLB Stock, at cost	6,745	2,430
Participation Contract	1,105	5,977
Loans:
Loans held for sale, net	615	804
Loans held for investment, net	405,238	246,796
Accrued interest receivable	1,662	1,122
Foreclosed real estate	282	979
Premises and equipment	5,172	5,330
Deferred income taxes	3,446	2,950
Other assets	969	695
Total Assets	$488,145	$309,368

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest bearing	$9,454	$7,257
Interest bearing:
Transaction accounts	64,460	64,148
Certificates of deposit	204,621	150,042
Total Deposits	278,535	221,447
Borrowings	151,900	48,600
Subordinated debentures	10,310	—
Accrued expenses and other liabilities	4,622	1,989
Total Liabilities	$445,367	$272,036

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,258,738 shares issued and outstanding at September 30, 2004 and 5,255,072 shares issued and outstanding at December 31, 2003.	$53	$53
Additional paid-in capital; common stock and warrants	67,564	67,546
Accumulated deficit	(24,596)	(30,021)
Accumulated other comprehensive loss	(243)	(246)
Total Stockholders’ Equity	$42,778	$37,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,145	$309,368

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
INTEREST INCOME:
Loans	$5,123	$3,032	$13,820	$8,983
Other interest-earning assets	804	1,141	3,072	3,362
Total interest income	5,927	4,173	16,892	12,345

INTEREST EXPENSE:
Interest-bearing deposits	1,440	1,230	3,948	3,771
Other borrowings	530	119	1,116	373
Notes Payable	—	485	—	1,440
Subordinated debentures	112	52	218	158
Total interest expense	2,082	1,886	5,282	5,742

NET INTEREST INCOME	3,845	2,287	11,610	6,603

PROVISION (BENEFIT) FOR LOAN LOSSES	195	(1)	460	680

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,650	2,288	11,150	5,923

NONINTEREST INCOME:
Loan servicing fee income	139	86	382	459
Bank and other fee income	154	124	447	332
Net gain from loan sales	47	122	105	329
Net gain on investment securities	358	—	1,931	143
Other income	63	243	379	683
Total noninterest income	761	575	3,244	1,946

NONINTEREST EXPENSE:
Compensation and benefits	1,842	1,321	5,106	3,661
Premises and occupancy	333	352	1,030	1,060
Data processing	80	99	233	296
Net (gain) loss on foreclosed real estate	(54)	25	(13)	76
Other expense	841	539	2,188	2,041
Total noninterest expense	3,042	2,336	8,544	7,134

INCOME BEFORE INCOME TAXES	1,369	527	5,850	735
PROVISION (BENEFIT) FOR INCOME TAXES	219	(197)	425	(594)
NET INCOME	$1,150	$724	$5,425	$1,329

INCOME PER SHARE:
Basic income per share	$0.22	$0.54	$1.03	$1.00
Diluted income per share	$0.17	$0.28	$0.82	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,256,427	1,333,572	5,255,527	1,333,572
Diluted	6,652,867	2,581,635	6,596,092	2,561,829

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Net income	—	—	—	1,329	—	$1,329	1,329
Unrealized loss on investments, net of tax of $0	—	—	—	—	(647)	(647)	(647)
Total comprehensive income	—	—	—	—	—	$682	—
Balance at September30, 2003	1,333,572	$13	$43,328	$(30,757)	$(279)		$12,305

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Net income	—	—	—	5,425	—	$5,425	5,425
Unrealized loss on investments, net of tax of ($170)	—	—	—	—	3	3	3
Total comprehensive income	—	—	—	—	—	$5,428	—
Stock options exercised	3,666	—	18				18
Balance at September 30, 2004	5,258,738	$53	$67,564	$(24,596)	$(243)		$42,778

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,425	$1,329
Adjustments to Net Income:
Depreciation expense	350	385
Accretion of discount on notes payable	—	105
Provision for loan losses	460	680
(Gain) loss on sale, provision, and write-down of foreclosed real estate	(22)	281
Net unrealized loss and amortization on investment securities	265	307
Gain on sale of loans held for sale	—	(2)
Loss (gain) on sale of investment securities available for sale	42	(144)
Gain on sale of loans held for investment	(105)	(327)
Net accretion on Participation Contract	(1,927)	(2,402)
Gain on sale and termination of residual assets of Participation Contract	(1,973)	—
Proceeds from the sales of and principal payments from loans held for sale	63	799
Change in current and deferred income tax receivable	(502)	(600)
Increase (decrease) in accrued expenses and other liabilities	2,633	(434)
Federal Home Loan Bank stock dividend	(90)	(68)
(Increase) decrease in other assets	(798)	618
Net cash provided by operating activities	3,821	527

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	57,649	60,812
Purchase, origination and advances of loans held for investment	(216,717)	(97,700)
Principal payments on securities	840	4,890
Proceeds from sale of foreclosed real estate	1,116	2,417
Purchase of securities	(5,314)	(24,991)
Proceeds from sale or maturity of securities	7,436	32,284
Proceeds from Participation Contract	1,503	1,809
Proceeds from sale and termination of residual assets of Participation Contract	7,269	—
Increase in premises and equipment	(210)	(347)
(Purchase) redemption of FHLB stock	(4,225)	368
Net cash used in investing activities	(150,653)	(20,458)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	57,088	18,940
Proceeds from (repayment of) FHLB advances	94,900	(350)
Proceeds from other borrowings	8,400	—
Issuance of Subordinated debentures	10,310	—
Proceeds from exercise of stock options	18	—
Net cash provided by financing activities	170,716	18,590

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,884	(1,341)
CASH AND CASH EQUIVALENTS, beginning of period	2,440	3,590
CASH AND CASH EQUIVALENTS, end of period	$26,324	$2,249

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$5,219	$5,539
Income taxes paid	$251	$5

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$398	$1,552
Transfer loans from held for investment	$—	$563

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of its operations and its cash flows for the three and nine months ended September 30, 2004 and 2003.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2004.

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

	With reclassifications		Originally presented
	Three months Ended September 30, 2003	Nine months Ended September 30, 2003	Three months Ended September 30, 2003	Nine months Ended September 30, 2003
	(dollars in thousands, unaudited)

Compensation and benefits	$1,321	$3,661	$1,275	$3,553
Other expense	539	2,041	585	2,149
	$1,860	$5,702	$1,860	$5,702

The following table reflects the reclassification on the statement of cash flows of gain on sale of loans held for investment and net accretion on Participation Contract from net cash used in investing activities to net cash provided by operating activities.

	With reclassifications	Originally presented
	Nine months Ended September 30, 2003	Nine months Ended September 30, 2003	Net Change

Gain on sale of loans held for investment	(327)	—	(327)
Net accretion on Participation Contract	(2,402)	—	(2,402)
All Other Operating Activities	3,256	3,256	—
Net cash provided by operating activities	$527	$3,256	$(2,729)

Gain on sale of loans held for investment	—	(327)	327
Net accretion on Participation Contract	—	(2,402)	2,402
All Other Investing Activities	(20,458)	(20,458)	—
Net cash used in investing activities	$(20,458)	$(23,187)	$2,729

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Net income to common stockholders:
As reported	$1,150	$724	$5,425	$1,329
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(123)	(126)	(271)	(151)
Pro forma	$1,027	$598	$5,154	$1,178

Basic earnings per share:
As reported	$0.22	$0.54	$1.03	$1.00
Pro forma	$0.20	$0.45	$0.98	$0.88

Diluted earnings per share:
As reported	$0.17	$0.28	$0.82	$0.52
Pro forma	$0.15	$0.23	$0.78	$0.46

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB NO. 51” (“FIN 46”) and in December 2003, FASB issued a revision (“FIN 46R”).  FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities.  Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes.  Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements.  The Company adopted this statement at the time of the issuance of the junior subordinated debentures in March 2004, which did not have a material impact on the Company’s financial statements as subordinated debentures are reported as a component of liabilities.  See Note 4 – Subordinated Debentures.

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2004 (Unaudited)

Total Capital (to risk-weighted assets)	$45,984	13.64%	$26,961	8.00%	$33,701	10.00%
Tier 1 Capital (to adjusted tangible assets)	44,016	9.09%	19,362	4.00%	24,202	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	45,984	13.06%	13,480	4.00%	20,221	6.00%

At December 31, 2003

Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%

Note 3 – Borrowings

At September 30, 2004, the Bank had one advance on its $100 million credit facility with Salomon Brothers due March 2005, at a rate of 1.42%, in the amount of $8.4 million, which is secured by $9.3 million in mortgage-backed securities.  Additionally, the Company had $143.5 million in Federal Home Loan Bank (FHLB) advances with a weighted average interest rate of 2.00% and a weighted average maturity of 0.63 years, as of September 30, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $239.6 million.  As of September 30, 2004, the Bank was able to borrow up to 35% of its prior quarter’s reported total assets under the line, which amounted to $146.7 million, an increase of $54.6 million from the prior quarter.  FHLB advances consisted of the following as of September 30, 2004:

	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
FHLB Advances Maturing in:
One month or less	$47,000	32.75%	1.80%
Over one month to three months	7,500	5.23%	1.44%
Over three months to six months	10,000	6.97%	2.03%
Over six months to one year	34,000	23.69%	1.97%
Over one year	45,000	31.36%	2.30%

Total FHLB Advances	$143,500	100.00%	2.00%

Note 4 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as Capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% for an effective rate of 4.35% as of September 30, 2004.

Under FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.  Prior to the issuance of FIN No. 46, bank holding companies typically consolidated these entities and reported the Trust Preferred Securities as a component of liabilities.

Note 5 – Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2004 and 2003.

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

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
	(Unaudited)

Net Earnings	$1,150			$724

Basic EPS Earnings Available to common stockholders	$1,150	5,256,427	$0.22	$724	1,333,572	$0.54
Effect of Warrants and Dilutive Stock Options	—	1,396,440		—	1,248,063

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,150	6,652,867	$0.17	$724	2,581,635	$0.28

	For the Nine Months Ended September 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
	(Unaudited)

Net Earnings	$5,425			$1,329

Basic EPS Earnings Available to common stockholders	$5,425	5,255,527	$1.03	$1,329	1,333,572	$1.00
Effect of Warrants and Dilutive Stock Options	—	1,340,565		—	1,228,257

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$5,425	6,596,092	$0.82	$1,329	2,561,829	$0.52

Note 6 – Sale of portions of the Participation Contract

In March 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million.  The gain on sale was $1.6 million.  In August 2004, the 1997-2 component of the Participation Contract was terminated early and the performing assets sold. The gain on the sale was $387,000. The remaining balance of the Participation Contract on the Company’s balance sheet is $1.1 million as of September 30, 2004 and the final residual is expected to be terminated by the end of the fourth quarter of 2004.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Participation Contract” for a description of the Participation Contract.

Note 7 – Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 of $61,000, $1.7 million, $200,000 and $600,000, respectively.  The Company’s valuation allowance for deferred taxes was $3.7 million at September 30, 2004. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.7 million will be eliminated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2004 and 2003.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2003 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the year ending December 31, 2004.

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) changes in the performance of the financial markets,  (2) changes in the demand for and market acceptance of the Company’s products and services,  (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing,  (4)  the effect of the Company’s policies,  (5)  the continued availability of adequate funding sources,  and (6)  various legal, regulatory and litigation risks.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses, the method for recognition of income on the Participation Contract, and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses”, “Participation Contract” and “Provision (Benefit) for Income Taxes” discussed later in this document and in our 2003 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $488.2 million as of September 30, 2004 compared to $309.4 million as of December 31, 2003.  The $178.8 million or 57.8% increase in total assets is primarily the result of a $158.4 million increase in loans held for investment and an increase in cash of $23.9 million.

Investment Securities

A summary of the Company’s securities as of September 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

	September 30, 2004
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,281	$5	$—	$9,286
Mutual Funds (2)	27,719	—	(418)	27,301
Total securities available for sale	$37,000	$5	$(418)	$36,587

Securities Held to Maturity:
FHLB Stock	$6,745	$—	$—	$6,745
Participation Contract (3)	1,105	344	—	1,449
Total securities held to maturity	$7,850	$344	$—	$8,194

Total securities and Participation Contract	$44,850	$349	$(418)	$44,781

	December 31, 2003
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$10,389	$5	$(19)	$10,375
Mutual Funds	29,702	—	(232)	29,470
Total securities available for sale	$40,091	$5	$(251)	$39,845

Securities Held to Maturity:
FHLB Stock	$2,430	$—	$—	$2,430
Participation Contract (4)	5,977	1,365	—	7,342
Total securities held to maturity	$8,407	$1,365	$—	$9,772

Total securities and Participation Contract	$48,498	$1,370	$(251)	$49,617

(1)          Mortgage-backed securities consists of one collateralized mortgage obligation (CMO) secured by the Federal Home Loan Mortgage Corporation (FHLMC), with a carrying value of $9.3 million.  The CMO has been pledged as collateral for the $8.4 million advance on the Company’s secured line of credit.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended September 30, 2004.

(3)          The Participation Contract represents the right to receive 50% of any cash realized from a residual mortgage-backed security.  The Corporation has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate the Corporation believes is commensurate with the risks involved.   A discount rate of 40% has been continuously utilized since December 31, 2000 in estimating the Participation Contract’s fair value. See “Participation Contract” for further details.

(4)          The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities.  See “Participation Contract” for further details.

Investment Securities by Contractual Maturity

As of September 30, 2004

(dollars in thousands)

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield

Mortgage-Backed Securities	$—	0.00%	$9,286	4.49%	$—	0.00%	$—	0.00%	$9,286	4.49%

Mutual Fund	27,301	2.66%	—	0.00%	—	0.00%	—	0.00%	27,301	2.66%

Total securities available for sale	27,301	2.66%	9,286	4.49%	—	0.00%	—	0.00%	36,587	3.12%

FHLB Stock	6,745	4.09%	—	0.00%	—	0.00%	—	0.00%	6,745	4.09%

Participation Contract	1,105	85.39%	—	0.00%	—	0.00%	—	0.00%	1,105	85.39%

Total securities held to maturity	7,850	15.53%	—	0.00%	—	0.00%	—	0.00%	7,850	15.53%

Total securities and Participation Contract	$35,151	5.54%	$9,286	4.49%	$—	0.00%	$—	0.00%	$44,437	5.32%

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

Effective January of 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract.  At that time the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history.  Based on the cash flows and other events affecting the expected yield of the Participation Contract, the adoption of EITF 99-20 did not have a material impact on the Company’s financial statements for the year ended December 31, 2001. The Corporation commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The accretion will be adjusted for any changes in the expected performance of the contract.  The Corporation recorded discount accretion, which is included in interest income, for the quarters ended September 30, 2004 and September 30, 2003 of $371,000 and $846,000, respectively, and received cash proceeds for the quarters ended September 30, 2004 and September 30, 2003 of $1.3 million and $763,000, respectively.  See “Participation Contract” for further details.

Loans

Gross loans outstanding totaled $407.1 million at September 30, 2004 compared to $250.1 million at December 31, 2003.  Included in the Bank’s loan portfolio as of September 30, 2004 are $25.3 million of one-to-four family loans of which $5.1 million of such loans are secured by first liens or second liens on real estate to sub-prime credit borrowers. Additionally, $4.2 million of the one-to-four family loans are secured by junior liens on real estate and are considered high loan-to-value loans.  The Bank ceased originating sub-prime loans and high loan-to-value loans in the years 2000 and 1998, respectively.

The Bank originated $78.1 million and $215.7 million, respectively, of adjustable rate multi-family and commercial real estate secured loans for the three and nine months ending September 30, 2004.  Principal repayments and loan sales totaled $46.1 million and $12.1 million, respectively, for the nine months ending September 30, 2004.

A summary of the Company’s loan originations and principal repayments for the nine months ended September 30, 2004 and 2003 are as follows (dollars in thousands):

	For the Nine Month s ended
	September 30, 2004	September 30, 2003

Beginning balance, gross	$250,117	$163,097
Loans originated:
Multi-family	187,867	77,084
Commercial real estate	27,824	9,394
Construction and Land	—	1,150
One-to-four family	—	—
Other	11	—
Total loans originated	215,702	87,628
Loans purchased:
Multi-family	—	6,438
Commercial real estate	—	1,624
Construction and Land	—	—
One-to-four family	—	864
Total loans purchased	—	8,926
Subtotal – Production	215,702	96,554
Total	465,819	259,651

Less:
Principal repayments	46,143	45,202
Net Charge-offs	41	1,374
Sales of loans	12,147	15,938
Transfers to REO	398	1,576
Total Gross loans	407,090	195,561
Ending balance loans held for sale (gross)	664	1,057
Ending balance loans held for investment (gross)	$406,426	$194,504

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	September 30, 2004			December 31, 2003
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate

Real Estate Loans:
Multi-family	$339,341	83.35%	5.14%	$188,939	75.54%	5.35%
Commercial	42,401	10.42%	5.65%	20,667	8.26%	6.66%
Construction and Land	—	0.00%	0.00%	3,646	1.46%	9.39%
One-to-four family (1)	25,266	6.21%	9.56%	36,632	14.65%	9.45%
Other Loans	82	0.02%	10.27%	233	0.09%	5.88%
Total Gross loans	$407,090	100.00%	5.47%	$250,117	100.00%	6.12%

(1) Includes second trust deeds.

Allowance for Loan Losses

For the nine months ended September 30, 2004, the Company provisioned $460,000 for loan losses compared to a $680,000 provision during the nine months ended September 30, 2003.  The decrease in the provision for the nine months ended September 30, 2004 is primarily due to a reduction in net charge-offs from $1.4 million for the nine months ended September 30, 2003 to $41,000 for the same period in 2004. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

The allowance for loan losses totaled $2.4 million as of September 30, 2004 and $2.0 million as of December 31, 2003. The allowance for loan losses as a percent of nonperforming loans was 94.4% and 71.5% as of September 30, 2004 and December 31, 2003, respectively.  Net nonperforming loans totaled $2.2 million at September 30, 2004 and $2.5 million as of December 31, 2003, or .52% and 1.12% of total assets, respectively.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 29 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own within the income property portfolio. Given the composition of the Company’s loan portfolio, the $2.4 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2004. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s service area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Balance, beginning of period	$2,195	$2,656	$1,984	$2,835

Provision for loan losses	195	(1)	460	680

Charge-offs
Real estate:
One-to-four family	(57)	(473)	(176)	(1,432)
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Other loans	(66)	(136)	(143)	(318)
Total Charge-offs	(123)	(609)	(319)	(1,750)
Recoveries
Real estate:
One-to-four family	31	60	74	138
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Other loans	105	35	204	238
Total Recoveries	136	95	278	376
Net (charge-offs) recoveries	13	(514)	(41)	(1,374)

Balance, end of period	$2,403	$2,141	$2,403	$2,141

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonaccrual assets is primarily due to a $697,000 decrease in REO and a decrease of $183,000 in nonperforming one-to-four family loans.  All nonperforming loans are concentrated in the Company’s one-to-four family loan portfolio.

(dollars in thousands)	At September 30, 2004	At December 31, 2003
Nonperforming loans:
One-to-four family	$2,547	$2,729
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Other loans	—	1
Total nonaccrual loans	2,547	2,730
Foreclosures in process	—	43
Specific Allowance	(312)	(299)
Total nonperforming loans, net	2,235	2,474
Foreclosed Real Estate	282	979
Total nonperforming assets, net (1)	$2,517	$3,453

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.59%	0.79%

Allowance for loan losses as a percent of total nonperforming loans, gross	94.35%	71.55%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.55%	0.99%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.52%	1.12%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)          Gross loans include loans receivable that are held for investment and are held for sale.

Participation Contract

The Participation Contract is a contractual right of the Corporation to receive from the purchasers of the Company’s residual mortgage-backed securities 50% of any cash realized, as defined, in the Participation Contract.  The carrying value of the Participation Contract was $1.1 million at September 30, 2004, compared to $6.0 million at December 31, 2003.  The decrease of $4.9 million is due to the sale of the residual interest in the 1998-1 component of the Participation Contract to Bear Stearns for $6.3 million in the first quarter of 2004 and the termination of the 1997-2 component in the third quarter of 2004.  The accretion is based on the Corporation’s projections of the expected performance of the residual assets underlying the contract.  The Corporation began accreting the discount effective January 1, 2002.  The Corporation has determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a 40% discount rate which was established by the Bank in December 2000.  The cash flow model estimated the fair value of the Participation Contract to be $1.4 million at September 30, 2004.

The Participation Contract was recorded on the Bank’s financial statements at December 31, 2001 at $4.4 million after permanent write downs totaling $4.9 million. Most of the $4.9 million write-down of the Participation Contract resulted from an increase in the discount rate from 15% to 40% and a change in the composite prepayment speeds from 21.6% in 1999 to 24.6% in 2000 in the Bank’s valuation model.  Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. In January 2002, the Corporation purchased the Participation Contract from the Bank at the Bank’s carrying value. The Corporation began to receive cash payments from the Participation Contract during the second quarter of 2002.  The Corporation received cash proceeds of $3.4 million in 2002, $2.5 million in 2003, $6.8 million (which included $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract in the first quarter of 2004), $654,000 in the second quarter of 2004 and $1.3 million in the third quarter of 2004 (which included $907,000 for the termination and the sale of the performing assets of the 1997-2 component of the Participation Contract).  In the fourth quarter of 2004, the Corporation expects the last component of the Participation Contract, 1997-3, to be terminated and its performing assets sold.  Based on the model projections, the Corporation should receive approximately $1.2 million to $1.5 million in residual payments and sale proceeds during the fourth quarter of this year. The Corporation still owns a 50% interest in the 1997-2 charged-off loans and expects to retain the same interest in the 1997-3 charged-off loans.  Due to changing market conditions and other unforeseen events beyond the Company’s control, the actual prices paid, default and prepayment speeds may vary considerably, thus changing the amount of cash proceeds received from the underlying loans.

In January 2002, the Corporation commenced accreting the discount and the expected yield differential (the difference between the estimated fair market value and the book value) on the Participation Contract over the expected remaining life of the contract using a level yield methodology. The accretion is adjusted for any changes in the expected performance of the asset.

The table below summarizes the cash flows and discount accretion, of the Participation Contract, by quarter (in thousands):

Quarter Ended	Cash Flow		Discount Accretion

March 31, 2002	$—		$913
June 30, 2002	643		1,186
September 30, 2002	1,589		960
December 31, 2002	1,159		772
March 31, 2003	243		730
June 30, 2003	803		826
September 30, 2003	763		846
December 31, 2003	672		1,187
March 31, 2004	6,839	(1)	902
June 30, 2004	654		654
September 30, 2004	1,278	(2)	371

Life-to-Date	$14,643		$9,347

(1)   Includes the $6.3 million from the sale of the residual interest in the 1998-1 component of the Participation Contract.

(2)   Includes the $907,000 from the termination of the residual interest of the 1997-2 component of the Participation Contract.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $272.0 million at December 31, 2003 to $445.4 million at September 30, 2004.  The increase is due to increases in borrowings and deposits of $103.3 million and $57.1 million, respectively, and the issuance of the subordinated debentures of $10.3 million.

The Company had $151.9 million in FHLB advances and other borrowings as of September 30, 2004, compared to $48.6 million in such borrowings at December 31, 2003.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $256.0 million.  The Bank may borrow up to 35% of its assets under the line, which amounted to $146.7 million as of September 30, 2004.

Deposits increased by $57.1 million to $278.5 million at September 30, 2004, compared to $221.4 million of deposits at December 31, 2003.  The increase in deposits was primarily comprised of an $18.2 million increase in retail certificates of deposit, a $36.5 million increase in wholesale and brokered certificates of deposit, and an increase of $2.5 million in transaction accounts. During the three months ended September 30, 2004, the cost of deposits decreased 29 basis points to 2.09% compared to the same period in 2003.

Total stockholder’s equity increased $5.5 million to $42.8 million at September 30, 2004, compared to $37.3 million at December 31, 2003, largely due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2004 and 2003:

The Company reported earnings before taxes of $1.4 million and net income of $1.2 million for the quarter ended September 30, 2004, or $0.22 per basic and $0.17 per diluted share, compared to earnings before taxes of $527,000 and net income of $724,000, or $0.54 per basic and $0.28 per diluted share for the quarter ended September 30, 2003.  For the nine months ended September 30, 2004, the Company reported earnings before taxes of $5.9 million and net income of $5.4 million, or $1.03 per basic and $0.82 per diluted share, compared to earnings before taxes of $735,000 and net income of $1.3 million, or $1.00 per basic and $0.52 per diluted share for the nine months ended September 30, 2003. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.

The Company’s return on average equity (ROAE) for the nine months ended September 30, 2004 was 17.92%, compared to 15.50% for the nine months ended September 30, 2003. Return on average assets (ROAA) for the nine months ended September 30, 2004 was 1.85% compared to 0.73% for the prior year.

Net income for the three and nine months ended September 30, 2004 included the discount accretion on the Participation Contract of $371,000 and $1.9 million, respectively.  Provision for loan losses was $195,000 for the three months ended September 30, 2004, compared with a benefit of $1,000 for the same period a year ago.  For the nine months ended September 30, 2004, the provision for loan losses was $460,000, compared to $680,000 for the same period last year.

Net Interest Income

For the three and nine months ended September 30, 2004, net interest income before provision for loan losses increased to $3.9 million and $11.6 million, respectively, from $2.3 million and $6.6 million for the same periods a year earlier. The increase is primarily attributable to an increase in loans outstanding of $211.9 million over the prior year periods. The Company’s average net interest margin for the quarter and nine months ended September 30, 2004 was 3.63% and 4.12%, respectively, compared to 3.86% and 3.88% for the same periods a year ago. The increase in the net interest margin for the nine months ended September 30, 2004, compared to the prior year period was primarily attributable to a decrease in the average cost of funds of 130 basis points, which was partially offset by a decrease in the average yield on loans of 111 basis points.  The reduction in the cost of interest-bearing liabilities is primarily due to the repricing of the Bank’s borrowings at a lower cost than the comparable periods.  The discount accretion from the Participation Contract included in interest income for the three and nine months ended September 30, 2004 was $371,000 and $1.9 million, respectively, compared to $846,000 and $2.4 million for the same periods a year earlier. The amount of discount accretion was reduced in the second and third quarters of 2004 due to the sale of the 1998-1 residual interest component of the Participation Contract in the first quarter of 2004 and the termination of the 1997-2 residual interest component of the Participation Contract in the third quarter of 2004.  The Bank’s net interest margin, which does not include the accretion income from the Participation Contract, was 3.35% and 3.50% for the three and nine months ended September 30, 2004, compared to 3.41% and 3.49% for the same periods a year earlier.

The discount accretion is based on the Company’s projections of the expected performance of the residual assets underlying the Participation Contract. Future discount accretion amounts in future periods are expected to be lower due to the sale of the residual interest in the 1998-1 component, the termination of the 1997-2 component of the Participation Contract and the possible termination of the last component, 1997-3, of the Participation Contract in the fourth quarter of 2004.  The actual performance of the residual asset and cash realized by the Company could vary significantly from the Company’s projections. The assumptions utilized in the projections that could cause a substantial change in the cash realized from the Participation Contract are the estimated levels of future loan losses, future loan prices and the rate of prepayment speeds estimated for the loans underlying the residual assets.

The following tables set forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2004 and 2003.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	(dollars in thousands, unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,309	$8	2.44%	$529	$4	3.02%
Federal funds sold	1,671	5	1.20%	—	—	0.00%
Investment securities	46,649	419	3.59%	45,593	291	2.55%
Participation contract	1,337	372	111.29%	5,385	846	62.84%
Loans receivable	373,262	5,123	5.49%	185,669	3,032	6.53%
Total interest-earning assets	424,228	5,927	5.59%	237,176	4,173	7.04%

Non-interest-earning assets	14,465			14,301
Total assets	$438,693			$251,477

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$73,798	$200	1.08%	$62,032	$219	1.41%
Certificate accounts	202,008	1,240	2.46%	144,711	1,011	2.79%
Total interest-bearing deposits	275,806	1,440	2.09%	206,743	1,230	2.38%

Borrowings	106,601	530	1.99%	18,060	119	2.64%
Notes payable	—	—	0.00%	11,525	484	16.80%
Subordinated debentures	10,310	112	4.35%	1,500	53	14.13%
Total interest-bearing liabilities	392,717	2,082	2.12%	237,828	1,886	3.17%

Non-interest-bearing liabilities	3,772			1,866
Total liabilities	396,489			239,694

Equity	42,204			11,783
Total liabilities and equity	$438,693			$251,477

Net interest income		$3,845			$2,287
Net interest rate spread			3.46%			3.87%
Net interest margin			3.63%			3.86%
Ratio of interest-earning assets to interest-bearing liabilities			108.02%			99.73%

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	(dollars in thousands, unaudited)
	Average Balance	Interest	Average Annualized Yield/Cost	Average Balance	Interest	Average Annualized Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$5,338	$48	1.20%	$1,006	$17	2.25%
Federal funds sold	772	6	1.04%	—	—	0.00%
Investment securities	43,923	1,091	3.31%	44,878	943	2.80%
Participation contract	3,009	1,927	85.39%	5,269	2,402	60.78%
Loans receivable	322,817	13,820	5.71%	175,494	8,983	6.82%
Total interest-earning assets	375,859	16,892	5.99%	226,647	12,345	7.26%

Non-interest-earning assets	14,697			16,219
Total assets	$390,556			$242,866

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$73,073	$598	1.09%	$56,414	$600	1.42%
Certificate accounts	183,167	3,350	2.44%	143,989	3,171	2.94%
Total interest-bearing deposits	256,240	3,948	2.05%	200,403	3,771	2.51%

Borrowings	83,889	1,116	1.77%	16,329	374	3.05%
Notes payable	—	—	0.00%	11,491	1,440	16.71%
Subordinated debentures	7,142	218	4.07%	1,500	157	13.96%
Total interest-bearing liabilities	347,271	5,282	2.03%	229,723	5,742	3.33%

Non-interest-bearing liabilities	2,929			1,712
Total liabilities	350,200			231,435

Equity	40,356			11,431
Total liabilities and equity	$390,556			$242,866

Net interest income		$11,610			$6,603
Net interest rate spread			3.96%			3.93%
Net interest margin			4.12%			3.88%
Ratio of interest-earning assets to interest-bearing liabilities			108.23%			98.66%

The following table sets forth the Company’s rate and volume variances for the three and nine months ended September 30, 2004 (in thousands).

	Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 Increase (decrease) due to			Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003 Increase (decrease) due to
	Average Volume	Rate	Net	Average Volume	Rate	Net
Interest earning assets:
Cash and cash equivalents	$9	$(5)	$4	$47	$(16)	$31
Federal Funds	5	—	5	6	—	6
Investment securities	7	121	128	(32)	180	148
Participation Contract	(2,810)	2,336	(474)	(1,578)	1,103	(475)
Loans receivable, net (1)	5,148	(3,057)	2,091	7,328	(2,491)	4,837
Total interest earning assets	2,359	(605)	1,754	5,771	(1,224)	4,547

Interest bearing liabilities:
Passbook accounts, money market, and checking	174	(193)	(19)	206	(208)	(2)
Certificate accounts	927	(698)	229	993	(814)	179
Borrowings	614	(203)	411	1,053	(311)	742
Notes Payable	(484)	—	(484)	(1,440)	—	(1,440)
Subordinated debentures	315	(256)	59	301	(240)	61
Total interest bearing deposits	1,546	(1,350)	196	1,113	(1,573)	(460)

Change in net interest income	$813	$745	$1,558	$4,658	$349	$5,007

Rate = (New Rate - Old Rate) x Old Volume

Volume/Rate = (New Volume - Old Volume) x (New Rate - Old Rate)

Volume/Rate total  is allocated proportionately to volume and rate based on the absolute value of the volume and rate changes.

Provision for Loan Losses

For the three months ended September 30, 2004, provision for loan losses was $195,000 compared to a benefit of $1,000 for the same period in 2003.

Provision for loan losses was $460,000 for the nine months ended September 30, 2004, compared to $680,000 for the same period in 2003. The decrease in the provision for the nine months ended September 30, 2004 is primarily due to a reduction in net charge-offs from $1.4 million for the nine months ended September 30, 2003 to $41,000 for the same period of 2004.

Noninterest Income

Noninterest income increased to $761,000 compared with $575,000 for the same period a year earlier. The increase for the quarter was primarily the result of a net gain on investment securities of $358,000 which is comprised of a $387,000 gain from the termination of the 1997-2 residual interest component of the Participation Contract in the third quarter of 2004 and a decrease in other income of $180,000.

For the nine months ended September 30, 2004, noninterest income increased $1.3 million compared with the same period last year.  The increase was primarily the result of the $1.6 million gain from the sale of the residual interest in the 1998-1 component of the Participation Contract, which was partially offset by a lower gain on the sale of loans of $224,000.

Noninterest Expense

Noninterest expenses were $3.0 million for the quarter ended September 30, 2004, compared to $2.3 million for the quarter ended September 30, 2003. The $706,000 increase was primarily the result of increases in compensation and benefits of $521,000 due to additional staff in the Bank’s lending department.

Noninterest expenses were $8.5 million for the nine months ended September 30, 2004, compared to $7.1 million for the nine months ended September 30, 2003. The $1.4 million increase was primarily the result of increases in compensation and benefits of $1.5 million due to additional staff in the Bank’s lending department, which were added during the fourth quarter of 2003 and the first nine months of 2004.

At September 30, 2004, the Company had 77.0 full-time equivalent employees compared to 62.5 at September 30, 2003.

Provision (Benefit) for Income Taxes

The Company’s income tax provision for the three and nine months ended September 30, 2004 was $219,000 and $425,000, respectively. For the same periods a year earlier, the Company had a tax benefit of $197,000 and $594,000, respectively. The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and nine months ended September 30, 2004 and for the three and nine months ended September 30, 2003 of $61,000, $1.7 million, $200,000 and $600,000, respectively.  The Company’s valuation allowance for deferred taxes was $3.7 million at September 30, 2004. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.7 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans and deposits. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 11.20% and 19.75% for the quarters ended September 30, 2004 and 2003, respectively.

The Corporation’s third quarter cash flow was primarily due to residual payments on the Participation Contract of $1.3 million.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $3.8 million for the nine months ended September 30, 2004, compared to $527,000 for the nine months ended September 30, 2003.  Net cash (used in) investing activities was ($150.7) million for the nine months ended September 30, 2004, compared to ($20.5) million for the nine months ended September 30, 2003.  Net cash provided by financing activities was $170.7 million for the nine months ended September 30, 2004, compared to $18.6 million for the nine months ended September 30, 2003.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2004, cash and cash equivalents totaled $26.3 million and short-term investments totaled $27.3 million.  The Company has other sources of liquidity if a need for additional funds arises including the utilization of FHLB advances.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of September 30, 2004, the Bank met the capital ratios required to be considered well capitalized.

As of September 30, 2004 and December 31, 2003, the Bank had outstanding commitments for loan originations of $1.2 million and $325,000, respectively.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2004 compared to the period ended December 31, 2003 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2003. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Form 10-K.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(c) and 15-d-15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

In December 1999, the Corporation, and certain former officers and current and former directors and third parties were named as defendants in a securities class action lawsuit titled ‘Funke v. Life Financial, et al’. The lawsuit was filed in the United States District Court for the Southern District of New York and asserted claims under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Securities Act of 1933, as amended (“Securities Act”), in connection with purchases and sales of the Corporation’s common stock in its 1997 public offering.  In response to a motion to dismiss, the court dismissed plaintiff’s claim for violation of Section 10b of the Exchange Act.  Plaintiff’s sole remaining cause of action was based on an alleged violation of Section 11 of the Securities Act. The parties have agreed to resolve the entire action and have filed documents with the Court to effectuate the settlement, which is subject to Court approval.  The Corporation’s insurance carrier accepted the defendants’ claim with a customary reservation of rights.  The Corporation liability will be 20% of the settlement.  The Corporation has established a legal accrual, which in management’s opinion, is sufficient to cover the Corporation’s anticipated portion of the cost and settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial
Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 9, 2004	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 9, 2004		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act.