Form 10-K
period 2004-12-31
PACIFIC PREMIER BANCORP INC
filed 2005-03-30
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission File No.: 0-22193

Pacific Premier Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0743196
(State of Incorporation)	(I.R.S. Employer Identification No)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is approximately $53,496,686 and is based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2004, the last business day of the most recently completed 2nd fiscal quarter.

As of March 30, 2005, the Registrant had 5,258,738 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

General

All references to “we”, “us”, “our”, or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to “Bank” refer to Pacific Premier Bank.

The statements contained herein that are not historical facts are forward looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties. These include, but are not limited to, the following risks: (1) changes in the performance of the financial markets, (2) changes in the demand for and market acceptance of the Company’s products and services, (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing, (4) the effect of the Company’s policies, (5) the continued availability of adequate funding sources, and (6) various legal, regulatory and litigation risks.

We are a California-based community banking institution focused on full service banking to small businesses and consumers. Through our operating subsidiary, the Bank, we emphasize the delivery of depository products and services to our customers through our three branches in Southern California located in the cities of San Bernardino, Seal Beach and Huntington Beach. Our lending has been focused on income property loans. Income property lending consists of originating multi-family residential loans (five units and more) and commercial real estate loans within Southern California. We began originating these loans in the second quarter of 2002 with a focus on small to medium-sized loans, in the $200,000 to $2.0 million range, as management believes this market is underserved, especially in Southern California. Our average multi-family and commercial real estate loans at December 31, 2004 were $729,000 and $991,000, respectively. At December 31, 2004, we had consolidated total assets of $543.1 million, net loans of $470.4 million, total deposits of $288.9 million, consolidated total stockholders’ equity of $44.0 million, and the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

At December 31, 2004, an aggregate of 95.2% of our total loans consisted of income property loans, with multi-family loans and commercial real estate loans constituting 83.6% and 11.6%, respectively, of total loans. Substantially all of the income property loans that we originate have adjustable interest rates thereby reducing our interest rate risk with respect to these loans. Mortgage brokers generally refer income property loans to us. In addition, we offer income property loans directly to real estate investors and through referrals from our depository branches; however, we anticipate the substantial majority of these loans will continue to be obtained through referrals from mortgage brokers. From time to time, we may also obtain income property loans through whole loan purchases and through participations with other banks.

The following are our growth and operating strategies:

•        Growth of our Loan Portfolio.   We intend to continue to grow and diversify our loan portfolio through an increase in commercial real estate loans, commercial business loans and by continuing to originate multi-family loans. During 2004, we began offering commercial business loans directly to our business depository customers and hired business development officers to begin to source these types of loans. Our primary method of obtaining multi-family and commercial real estate loans is through referrals from mortgage brokers. We have grown our income property loan portfolio from $14.0 million at December 31, 2001 to $449.1 million at December 31, 2004. Our growth strategy is focused on diversifying the loan portfolio over the coming years to reduce the percentage of multi-family loans and increase the amount of commercial real estate and commercial business loans as a percentage of our loan portfolio.

•        Emphasis on Relationship Banking.   We currently have three depository offices, one each in Huntington Beach and Seal Beach in Coastal Orange County, California and one in San Bernardino in the Inland Empire region of California. We intend to expand the growth of our core deposits through an emphasis on relationship banking with business owners and consumers thereby lowering our cost of funds and building franchise value. Additionally, we plan on opening two depository branches in 2005 to further develop our branch network in Southern California. Within our branches we have Senior Relationship Officers and Business Development Officers who are responsible for consistently calling on businesses within our communities to develop both depository and lending relationships with the Bank. Our operations personnel within the branches ensure superior, personalized customer service and are compensated to cross sell various products and services. Funds for our planned lending growth are also generated, as needed, from the Federal Home Loan Bank (“FHLB”), wholesale and/or brokered deposits as well as other borrowings.

•        Diversifying our Balance Sheet.   We believe it is important to diversify our loan portfolio and to increase the percentage of core deposits to total deposits. As a result, we believe it is essential to be able to offer our customers a wide array of products and services. In this regard, management has introduced several products and services to attract new deposit relationships and to expand the relationships with our existing customers. We have introduced the following new products and services: commercial lines of credit, business term loans, on-line banking, and cash management services. These products and services are designed to allow us to capture higher levels of business banking customers and to further our transition to that of a community banking platform and, thus, increase our overall franchise value. Additionally, we expect to generate a higher level of depository relationships with our income property borrowers who have typically not banked with us due in part to the lack of these products and services. We will continue to evaluate our customers’ needs and will consider offering additional products and services in the future consistent with our community banking business model.

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

Lending Activities

General.   In 2004, we continued to focus our lending strategy on originating multi-family and commercial real estate loans primarily secured by properties in Southern California. Specifically, we targeted multi-family and commercial real estate loans in the $200,000 to $2.0 million range. We have and will continue to offer loans up to our legal lending limit, which was $7.7 million as of December 31, 2004; however, our focus remains on the smaller balance loans. In the fourth quarter of 2004, the Bank implemented a commercial banking platform offering commercial lines of credit and business term loans for customers. These new business loan products were introduced to assist in establishing depository relationships consistent with the Bank’s strategic direction of increasing core deposits. The Bank originated its first commercial business loan (the only commercial business loan originated in 2004), a $600,000 line of credit, in late December. During 2004, we originated $255.8 million and $42.5 million in multi-family and commercial real estate loans, respectively. The Bank’s portfolio of multi-family and commercial real estate secured loans at December 31, 2004 totaled $449.1 million. At December 31, 2004, we had $470.4 million in total net loans outstanding.

Sourcing of our Loans.   We primarily obtain new multi-family and commercial real estate loans from established relationships with mortgage brokers operating throughout Southern California. Our account managers work out of our corporate office and are responsible for building and maintaining these relationships. We currently have relationships with over 70 brokerage companies of which five could be termed significant. In 2004, the top five brokerage companies accounted for 61.61% of the income property loans originated by the Bank. Within these five brokerage companies, we have funded loans with a total of 36 agents that work within the brokerage company itself. Our account managers have relationships with these individuals and seek to maintain the relationship regardless of where these agents are employed. Additionally, our account managers seek to establish relationships with other agents within these brokerage companies that have not done business with us in the past. Management believes that obtaining loans through mortgage brokers is a more cost-effective method of originating loans, and will afford us greater access to potential loan transactions and a consistent source of loan funding volume. Management believes that our highly focused lending strategy, timely decision-making process, competitive pricing, and flexibility in structuring transactions provide an incentive for brokers to do business with us.

Our direct retail originations accounted for 4.77% of our income property loans in 2004. These loans were sourced through referrals from our depository branches and by soliciting these loans directly. Our retail account managers will continue to focus on maintaining and developing relationships with individual investors, commercial real estate investment sales and leasing agents and other banks to increase the percentage of direct referrals in future periods.

Commercial business loans are sourced by our Business Development Officers and Senior Relationship Managers. These bankers call on business owners to develop business banking relationships. Upon securing the business banking relationships, they work with the business owner to offer personal banking products and services to the business owner and the businesses’ employees as well. Additionally, our Senior Relationship Managers work closely with our Account Managers to capture the full banking needs of our income property loan customers.

Interest Rates on Our Loans.   We employ a risk-based pricing strategy on all loans we fund. The interest rates we charge on our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management/business expertise, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain income property loan agreements will include prepayment penalties. Nearly all of the income property loans originated in 2004 had a prepayment penalty provisions. On the four loans that did not have the provision, the borrowers paid an additional fee of 1.5% of the loan amount to exclude the prepayment penalty provision. Most all of our loans are adjustable-rate loans and are based on one of several interest rate indices. All loans originated by the Bank in 2004 were adjustable-rate loans and had minimum interest rates (“floor rates”) at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

Lending Risks on our Loans.   The majority of our loans typically involve larger loans to a single borrower that are generally viewed as exposing us to a greater risk than one-to-four family residential lending. The liquidation values of income producing properties may be adversely affected by risks generally incidental to interests in real property, such as:

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

We attempt to mitigate these risks through sound and prudent underwriting policies, as well as a proactive loan review process. See “Underwriting and Approval Authority for Our Loans” below.

We will not make loans to any one borrower that is in excess of regulatory limits. Pursuant to Office of Thrift Supervision (“OTS”) regulations, loans-to-one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At December 31, 2004, the Bank’s loans-to-one borrower limit was $7.7 million. See “Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower.”

Underwriting and Approval Authority for Our Loans.   Our board of directors establishes our lending policies. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield and portfolio concentrations. The underwriting and quality control functions are managed through our corporate offices. Each loan application is evaluated from a number of underwriting perspectives. For real estate secured loans, these underwriting perspectives include property appraised value, loan-to-value, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income, use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth and operating experience. For business loans, underwriting perspectives include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, business viability, net worth, and liquidity.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other required reports are ordered and, if necessary, additional information is requested. Prior to processing and underwriting any loan, we issue a letter of interest based on a preliminary analysis conducted by our Account Managers and Commercial Loan Manager, which letter details the terms and conditions on which we will consider the loan request. Upon receipt of the signed letter of interest and a deposit fee, we process and underwrite each loan application and prepare all loan documentation wherein the loan has been approved.

Our credit memorandum, which are prepared by our underwriters, includes a description of the prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds, as well as an analysis of the borrower’s business and personal financial statements. For loans secured by real property, the credit memorandum will include an analysis of the historic operating income of the property. Loans secured by real estate require an independent appraisal conducted by a licensed appraiser. All appraisal reports are reviewed by our appraisal department. Our board of directors reviews and approves annually the independent list of acceptable appraisers.

Loans secured by real estate are originated on both a non-recourse and full recourse basis. Business loans are originated as recourse or with full guarantees from key borrowers or borrower principals. On loans facilitated to entities such as partnerships, limited liability companies, corporations or trusts, we generally seek to obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals. In 2004, 97% of our income property loans to entities were originated with full recourse and/or personal guarantees from principals of the borrowers.

All of our income property loans must satisfy an interest rate sensitivity test in order for the loan origination or purchase to be approved; that is, the actual effective income of the property securing the loan must be adequate to achieve a minimum debt service coverage ratio (the ratio of net earnings on a property to debt service) based on a higher qualifying interest rate than the actual interest rate charged on our loans, and must meet the established policy minimums for such loans. Additionally, a stress test of 100 basis points above the qualifying interest rate must be adequate to achieve a minimum 1:1 debt service cover ratio. Following loan approval and prior to funding, our underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly documented exceptions that have been approved), and that all required documentation is present and in proper form.

Commercial business loans are subject to Bank guidelines regarding appropriate covenants and periodic monitoring requirements which include but are not limited to:

•        Capital and lease expenditures

•        Capital levels

•        Salaries and other withdrawals

•        Working capital levels

•        Debt to net worth ratios

•        Sale of assets

•        Change of management

•        Change of ownership

•        Cash flow requirements

•        Profitability requirements

•        Debt service ratio

•        Collateral coverage ratio

•        Current and quick ratios

Subject to the above standards, our board of directors’ delegate authority and responsibility for loan approvals to management up to $1.0 million for all loans secured by real estate and up to $250,000 for commercial business loans not secured by real estate. Loan approvals at the management level require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer and Chief Lending Officer. All loans in excess of $1.0 million, including total aggregate borrowings in excess of $1.0 million, and any commercial business loan not secured by real estate in excess of $250,000 require a majority approval of our Board’s Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

Multi-family Residential Lending.   We originate and purchase loans secured by multi-family residential properties (five units and greater) throughout Southern California. Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to the lesser of 75% of the appraised value or the purchase price of the underlying property. In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate. Loans are generally made for terms up to 30 years with amortization periods up to 30 years. As of December 31,

2004, we had $394.6 million of multi-family real estate secured loans, constituting 83.6% of our loan portfolio. Multi-family loans originated in 2004 had an average outstanding balance of $805,200, loan-to-value of 66.86% and debt coverage ratio of 1.27:1 at origination.

Commercial Real Estate Lending.   We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed-use commercial properties throughout Southern California. We will also, from time to time, make a loan secured by a special purpose property such as an auto wash center or motel. Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value or the purchase price of the underlying property. We consider the net operating income of the property and require a debt service coverage ratio of at least 1.25:1, based on a qualifying interest rate. Loans are generally made for terms up to fifteen years with amortization periods up to 30 years. As of December 31, 2004, we had $54.5 million of commercial real estate secured loans, constituting 11.6% of our loan portfolio. Commercial real estate loans originated in 2004 had an average balance of $1,185,100, loan-to-value of 67.37% and debt coverage ratio of 1.41:1 at origination.

Commercial Business Lending.   We commenced our commercial business loan program in late 2004 with one origination in the last week of the year. Our Board approved commercial business lending policies allow the Bank to originate six primary loan types which may be secured or unsecured and include:

1.                Liquid Collateral/Certificate of Deposits/Stock Secured Loans

2.                Seasonal Loans

3.                Term Loans

4.                Revolving Lines of Credit

5.                Single Advance Note

6.                Combination Commercial and Real Estate Loan

One-to-Four Family Loans.   The Bank’s portfolio of one-to-four family home loans at December 31, 2004 totaled $22.3 million, of which $16.5 million consists of loans secured by first liens on real estate and $5.8 million consists of loans secured by second or junior liens on real estate.

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

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel. Accounts delinquent more than 15 days are reviewed by our loss mitigation manager and are assigned to collectors to begin the process of collections. Our collectors begin by contacting the borrower telephonically and progress to sending a notice of intention to foreclose within 30 days of delinquency, and we will initiate foreclosure 30 days thereafter if the delinquent payments are not received in full. Our loss mitigation manager conducts an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral. The evaluation may result in our establishing a specific allowance for that loan or charging off the entire loan, but still continuing with collection efforts.

Loan Portfolio Composition.   At December 31, 2004, our net loans receivable held for investment totaled $469.8 million and net loans receivable held for sale totaled $532,000. The types of loans that the Bank may originate are subject to federal law, state law, and regulations.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Real estate loans:
Multi-family	$394,582	83.66%	$188,939	75.54%	$62,511	38.33%	$7,522	3.85%	$8,609	2.57%
Commercial	54,502	11.56%	20,667	8.26%	23,050	14.13%	6,460	3.31%	9,092	2.71%
Construction	—	—	3,646	1.46%	8,387	5.14%	14,162	7.26%	45,657	13.62%
One-to-four family(1)	22,347	4.74%	36,632	14.65%	68,822	42.20%	166,372	85.26%	270,754	80.76%
Other loans	178	0.04%	233	0.09%	327	0.20%	629	0.32%	1,154	0.34%
Total gross loans	471,609	100.00%	250,117	100.00%	163,097	100.00%	195,145	100.00%	335,266	100.00%
Less (plus):
Undisbursed loan funds	—		1,016		2,372		3,990		15,018
Deferred loan origination (costs), fees and (premiums) and discounts	(1,371)		(483)		(341)		(385)		(1,860)
Allowance for loan losses	2,626		1,984		2,835		4,364		5,384
Loans receivable, net	$470,354		$247,600		$158,231		$187,176		$316,724

(1)              Includes second trust deeds.

Loan Maturity.   The following table shows the contractual maturity of the Bank’s gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2004
	One-to-Four	Multi	Commercial	Other	Total Loans
	Family	Family	Real Estate	Loans	Receivable
	(in thousands)
Amounts due:
One year or less	$—	$411	$604	$152	$1,167
More than one year to three years	15	917	1,279	—	2,211
More than three years to five years	21	—	247	—	268
More than five years to 10 years	4,952	2,865	27,327	—	35,144
More than 10 years to 20 years	5,086	11,546	20,553	26	37,211
More than 20 years	12,273	378,843	4,492	—	395,608
Total amount due	22,347	394,582	54,502	178	471,609
Less (plus):
Undisbursed loan funds	—	—	—	—	—
Deferred loan origination fees (costs) and discounts	(185)	(1,389)	(39)	2	(1,611)
Lower of cost or market	240	—	—	—	240
Allowance for loan losses	697	1,643	272	14	2,626
Total loans, net	21,595	394,328	54,269	162	470,354
Loans held for sale, net	532	—	—	—	532
Loans held for investment, net	$21,063	$394,328	$54,269	$162	$469,822

The following table sets forth at December 31, 2004, the dollar amount of gross loans receivable contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2005
	At December 31, 2004
	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$13,304	$9,043	$22,347
Multi-family	240	393,932	394,172
Commercial real estate	136	53,762	53,898
Other loans	26	—	26
Total gross loans receivable	$13,706	$456,737	$470,443

The following table sets forth the Bank’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2004	2003	2002
	(in thousands)
Beginning balance of gross loans	$250,117	$163,097	$195,145
Loans originated:
Multi-family	254,714	138,451	42,727
Commercial and land	43,563	9,394	2,933
Construction loans	—	1,150	3,644
Other loans	118	6	—
Total loans originated	298,395	149,001	49,304
Loans purchased	—	12,826	29,983
Sub total—production	298,395	161,827	79,287
Total	548,512	324,924	274,432
Less:
Principal repayments	64,130	55,541	69,649
Sales of loans	12,147	15,938	33,796
Charge-offs	63	1,506	2,663
Transfer to real estate owned	563	1,822	5,227
Total gross loans	471,609	250,117	163,097
Ending balance loans held for sale (gross)	587	896	2,072
Ending balance loans held for investment (gross)	$471,022	$249,221	$161,025

Delinquencies and Classified Assets.   Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets. The Bank’s Internal Asset Review (“IAR”) Manager has responsibility for identifying and reporting problem assets to the Bank’s Internal Asset Review Committee (“IARC”), which operates pursuant to the board-approved IAR policy. The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently designates or classifies problem and potential problem assets as “Special Mention”, “Substandard” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected. All real estate owned (“REO”) acquired from foreclosure is classified as “Substandard”. Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “Special Mention.”

When the Bank classifies an asset, or portions thereof, as Substandard under current OTS policy, the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When the Bank classifies one or more assets, or portions thereof, as “Loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by the OTS, which can order the establishment of additional general or specific loss allowances or a change in a classification. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that its regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase its allowance for estimated loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

The Bank’s IARC reviews the IAR Manager’s recommendations for classifying the Bank’s assets quarterly and reports the results of its review to the board of directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the board-approved Allowance for Loan Losses policy. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2004 for the Company:

	At December 31, 2004
					Total Substandard
	Total Substandard Assets		REO		Assets and REO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$2,320	37	$351	12	$2,671	49
Multi-family	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Specific Allowance	(221)	—	—	—	(221)	—
Total Substandard Assets	$2,099	37	$351	12	$2,450	49

At December 31, 2004, the Company had $518,000 of Special Mention assets, $2.4 million of Substandard assets, and $345,000 assets classified as Loss that are offset by a specific allowance of the same amount. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or as Pass.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	60-89 Days		90 Days or More
		Principal Balance		Principal Balance
	# of Loans	of Loans	# of Loans	of Loans
	(dollars in thousands)
At December 31, 2004
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
One-to-four family and other loans	11	525	38	2,371
Total	11	$525	38	$2,371
Delinquent loans to total gross loans		0.11%		0.50%
At December 31, 2003
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
One-to-four family and other loans	2	46	45	2,730
Total	2	$46	45	$2,730
Delinquent loans to total gross loans		0.02%		1.09%
At December 31, 2002
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
One-to-four family and other loans	17	929	91	5,205
Total	17	$929	91	$5,205
Delinquent loans to total gross loans		0.57%		3.19%
At December 31, 2001
Multi-family	1	$66	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	3	2,530
One-to-four family and other loans	29	1,204	155	12,710
Total	30	$1,270	158	$15,240
Delinquent loans to total gross loans		0.65%		7.81%
At December 31, 2000
Multi-family	—	$—	1	$67
Commercial real estate	—	—	—	—
Construction and land	—	—	2	2,184
One-to-four family and other loans	72	3,469	290	20,389
Total	72	$3,469	293	$22,640
Delinquent loans to total gross loans		1.03%		6.75%

Nonperforming Assets.   At December 31, 2004 and 2003, respectively, we had $2.5 million and $3.5 million of net nonperforming assets, respectively, which included $2.1 million and $2.5 million of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due. The decrease in nonperforming assets is primarily due to a low interest rate environment which allowed delinquent customers to refinance or sell their homes, and stronger collection efforts, and the discontinuance of the origination of sub-prime credit loans in the year ended December 31, 2000.

Real estate owned (“REO”) was $351,000 (consisting of 17 properties) at December 31, 2004, compared to $959,000 (consisting of 25 properties) at December 31, 2003. Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell, or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Bank to obtain an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded. The decline in REO over the periods represented reflects the improvements in asset quality and sales of REO properties.

The following tables set forth information concerning nonperforming loans and REO at the periods indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Nonperforming assets(1)
Real Estate:
One-to-four family	$2,371	$2,729	$5,203	$12,687	$20,310
Multi-family	—	—	—	—	67
Commercial	—	—	—	—	—
Construction and land	—	—	—	2,530	2,184
Other loans	—	1	2	23	79
Total nonaccrual loans	2,371	2,730	5,205	15,240	22,640
Foreclosures in process	—	43	425	786	4,454
Specific allowance	(244)	(299)	(627)	(1,310)	(386)
Total nonperforming loans, net	2,127	2,474	5,003	14,716	26,708
Foreclosed real estate owned(2)	351	979	2,427	4,172	1,683
Total nonperforming assets, net(3)	$2,478	$3,453	$7,430	$18,888	$28,391
Restructured loans(4)	$—	$—	$—	$—	$19
Allowance for loan losses as a percent of gross loans receivable(5)	0.56%	0.79%	1.74%	2.24%	1.61%
Allowance for loan losses as a percent of total nonperforming loans, gross	110.77%	71.55%	50.35%	27.23%	19.87%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.45%	0.99%	3.07%	7.54%	7.97%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.46%	1.12%	3.12%	7.75%	6.85%

(1)          During the years ended December 31, 2004, 2003, 2002, 2001, and 2000, approximately $131,000, $299,000, $313,000, $555,000, and $842,000, respectively, of interest income related to these loans was included in net income. Additional interest income of approximately $317,000, $406,000, $708,000, $1.7 million, and $1.8 million, respectively, would have been recorded for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2)          Foreclosed real estate owned balances are shown net of related loss allowances.

(3)          Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(4)          A “restructured loan” is one wherein the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. We did not include in interest income any interest on restructured loans during the periods presented.

(5)          Gross loans include loans receivable held for investment and held for sale.

Allowance for Loan Losses.   We maintain an allowance for loan losses to absorb losses inherent in the loans held for investment portfolio. Loans held for sale are carried at the lower of cost or estimated market value. Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations. The allowance is based on ongoing, quarterly assessments of probable estimated losses inherent in our loan portfolio. The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.

As of December 31, 2004, the allowance for loan losses totaled $2.6 million, compared to $2.0 million at December 31, 2003 and $2.8 million at December 31, 2002. The December 31, 2004, allowance for loan losses, as a percent of nonperforming loans and gross loans was 110.8% and 0.6%, respectively, compared with 71.5% and 0.8% at December 31, 2003, and 50.4% and 1.7% at December 31, 2002. The specific allowance amount included in the allowance for loan losses totaled $345,000, $430,000 and $735,000, as of December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to all loans held for investment.

The loan loss factors for the multi-family loan portfolio are based primarily upon the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Management believes the utilization of industry-wide historic loss data of multi-family loans is more reflective of potential losses due to the fact that the Bank has not had a loss or a delinquency on any of the multi-family loans since it began originating these loan types in the second quarter of 2002. The industry’s average annual charge-off loss experience over the last 10 years was 32 basis points on a nationwide level for multi-family loans and 1 basis point for the West Region, which includes California, during the past 7½ year period. The West Region’s charge-off data is only available over the past 7½ year time period. However, the Bank used the data for the longer period as a starting point in developing the multi-family loan loss factors. Management has adopted a tiered system that establishes the highest loss factors for loans with a loan-to-value (“LTV”) ratio greater than 65% at origination and with less than 12 months of payment history (“seasoning”). Loans that possess a LTV ratio less than 65% at origination and a satisfactory payment history for the past 13 months or more are considered to have less credit risk and, therefore, are assigned a lower loss factor. The tiered system has four categories to address the unique characteristics of the Bank’s multi-family loan portfolio and are reviewed and updated quarterly.

The loss factors for the commercial real estate loan portfolio are developed and applied in a similar manner as the multi-family loan portfolio and thus considers the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. The industry’s average annual charge-off over the last 8½ years was 18 basis points on a nationwide level and 2 basis points for the West Region during the past 6½ year period, the only years for which the data is available. Management also considers the past loss experience related to Southern California commercial real estate in establishing loan loss factors for the commercial real estate portfolio.

The loan loss factors for the commercial business loan portfolio is based primarily upon the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Since this portfolio is relatively unseasoned, the Bank’s loss experience is nonexistent and, therefore, management relies upon available recent industry data to support the loss factor for this portfolio. The Bank’s IAR Department has reviewed and analyzed the data for commercial business loans over a period of five years (2000-2004). The data represents commercial business loan charge-offs on a national basis for the OTS regulated thrift industry. Based upon this analysis, the IAR Department has determined that for this period, the average annual charge-off rate was 1.39 percent nationwide. For the year ended December 31, 2004, the charge-off rate for commercial business loans for the West Region was 1.58 percent. Management will continue to analyze and evaluate the adequacy of the loss factors for this loan portfolio segment on a quarterly basis.

For the homogeneous single-family residential loan portfolio, the loss factors are developed by the Bank’s IAR Department using a loss migration analysis over the prior one year period to determine the percentage of loans from a particular classification category that flows through to a realized loss. The migration analysis is performed quarterly on the Bank’s single-family residential loan portfolio and is stratified based upon the geographic location of the collateral and the individual loan pool type (standard/subprime). The formula allowance is calculated based upon the developed loss factors and is assigned to the homogeneous single-family residential loan portfolio by geographic regions, loan pool type and classification.

Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. Furthermore, on all one-to-four family loans secured by first and second deeds of trust that are 90 days or more past due, a market evaluation which includes adjusting the value for the location of the collateral and the Bank’s historical loss experience for that location is completed. A specific allowance is determined based on the valuation of the collateral underlying the loan and is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance.

The IARC meets monthly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses based on the recommendation of the IAR Department and the analysis performed. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, the IARC’s evaluation of the probable loss related to such condition is reflected in the unallocated allowance. By assessing the probable estimated losses inherent in the loan portfolios on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon more recent information that has become available.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	As of and For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balances:
Average net loans outstanding during the period	$351,968	$184,460	$152,738	$245,629	$417,498
Total loans outstanding at end of the period	471,609	250,117	163,097	195,145	335,266
Allowance for Loan Losses:
Balance at beginning of period	1,984	2,835	4,364	5,384	2,749
Provision for loan losses	705	655	1,133	3,313	2,910
Charge-offs:
Real Estate:
One-to-four family	252	1,612	1,908	3,829	273
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	386	—	—
Other loans	148	388	820	847	134
Total charge-offs	400	2,000	3,114	4,676	407
Recoveries :
Real Estate:
One-to-four family	122	197	295	125	31
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	—
Other loans	215	297	157	218	101
Total recoveries	337	494	452	343	132
Net loan charge-offs	63	1,506	2,662	4,333	275
Balance at end of period	$2,626	$1,984	$2,835	$4,364	$5,384
Ratios:
Net charge-offs to average net loans	0.02%	0.82%	1.74%	1.76%	0.07%
Allowance for loan losses to gross loans at end of period	0.56%	0.79%	1.74%	2.24%	1.61%
Allowance for loan losses to total nonperforming loans	110.77%	71.55%	50.35%	27.23%	19.87%

The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2004		2003		2002
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$661	4.74%	$843	14.65%	$2,205	42.20%
Multi-family	1,643	83.66%	812	75.54%	316	38.33%
Commercial real estate	272	11.56%	105	8.26%	121	14.13%
Construction and land	—	—	41	1.46%	92	5.14%
Other Loans	14	0.04%	15	0.09%	16	0.20%
Unallocated	36	—	168	—	85	—
Total	$2,626	100.00%	$1,984	100.00%	$2,835	100.00%

	As of December 31,
	2001		2000
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$3,611	85.26%	$4,597	80.76%
Multi-family	44	3.85%	53	2.57%
Commercial real estate	39	3.31%	68	2.71%
Construction and land	618	7.26%	617	13.62%
Other Loans	52	0.32%	49	0.34%
Unallocated	—	—	—	—
Total	$4,364	100.00%	$5,384	100.00%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2004		2003		2002
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$2,245	85.5%	$1,386	69.8%	$2,015	71.1%
Specific allowance	345	13.1%	430	21.7%	735	25.9%
Unallocated allowance	36	1.4%	168	8.5%	85	3.0%
Total	$2,626	100.0%	$1,984	100.0%	$2,835	100.0%

	As of December 31,
	2001		2000
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$2,976	68.2%	$4,998	92.8%
Specific allowance	1,388	31.8%	386	7.2%
Unallocated allowance	—	0.0%	—	0.0%
Total	$4,364	100.0%	$5,384	100.0%

Investment Activities

Our investment policy as established by our board of directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Specifically, our policies limit investments to U.S. government securities, federal agency-backed securities, non-government guaranteed securities, municipal bonds, corporate bonds and mutual funds comprised of the above.

Our investment securities portfolio amounted to $44.8 million at December 31, 2004, as compared to $48.3 million at December 31, 2003. As of December 31, 2004, the portfolio consisted of $9.2 million of mortgage-backed securities, $27.2 million of mutual funds, and $8.4 million of FHLB stock. The decrease in securities in 2004 is primarily due to the sale or termination of the three residual interest components of a participation contract, (the terms of which are discussed below, the “Participation Contract”), the sale of $2.0 million of the mutual funds, and the receipt of the principal of the Veteran Administration mortgage-backed security, partially offset by a $6.0 million increase in FHLB stock.

At December 31, 2004, our $9.2 million mortgage-backed security is guaranteed by Freddie Mac and is accounted for as available for sale. The mutual fund investments are comprised of two separate funds under the Shay Asset Management Funds, with $17.1 million invested in the Adjustable Rate Mortgage (“ARM”) Fund and $10.1 million in the Intermediate Fund. The ARM Fund invests in U.S. government agency adjustable-rate mortgage-backed securities, fixed and floating-rate collateralized mortgage obligations and investment grade corporate debt instruments. The Intermediate Fund invests in mortgage-backed securities, U.S. government notes and U.S. government agency debentures. We may increase or decrease our investment in mortgage-backed securities and mutual funds in the future depending on our liquidity needs and market opportunities.

On December 31, 1999, the Company sold, pursuant to the Participation Contract, its residual mortgage-backed securities retained from prior securitizations, namely 1997-2, 1997-3 and 1998-1, and related mortgage servicing rights for $19.4 million in cash and other consideration and realized a pretax loss of $29.1 million. The Participation Contract represents a contractual right from the purchase of the residual mortgage-backed securities to receive 50% of any cash realized, as defined, from the residual mortgage-backed securities. The Company valued the contractual right at its estimated fair value of $9.3 million at December 31, 1999. Our right to receive cash flows under the contract was to begin after the purchaser recaptured its initial cash investment of $5.1 million, and satisfied certain other conditions including a 15% internal rate of return.

The Participation Contract was sold to the Corporation by the Bank in January 2002. It was recorded on our financial statements at December 31, 2003 at approximately $6.0 million. We had determined the estimated fair value utilizing a cash flow model which determines the present value of the estimated expected cash flows from this contract using a discount rate we believe is commensurate with the risks involved. Beginning in June 2001, the residual assets underlying the Participation Contract began to generate cash flow to the lead participants in the contract. We began receiving cash from the Participation Contract during the second quarter of 2002. In 2004, we received $10.4 million and over the last three years we received a total of $16.2 million. The three securitizations were terminated and their assets sold during 2004; however, we still retain the rights to 50% of the recoveries of amounts charged off in the 1997-2 and 1997-3 securitizations prior to the terminations. We have chosen, due to the uncertainty of the collections on these amounts, to not place a value on our rights to such recoveries.

The following table sets forth certain information regarding the carrying and fair values of the Company’s securities at the dates indicated:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Available for sale:
Mortgage-backed securities	$9,214	$9,214	$10,375	$10,375
Mutual funds	27,241	27,241	29,470	29,470
Total securities available for sale	36,455	36,455	39,845	39,845
Held to maturity:
Participation Contract	—	—	5,977	7,342
FHLB Stock	8,389	8,389	2,430	2,430
Total securities and Participation Contract held to maturity	8,389	8,389	8,407	9,772
Total securities and Participation Contract	$44,844	$44,844	$48,252	$49,617

 The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities as of December 31, 2004.

	At December 31, 2004
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$ —	0.00%	$ —	0.00%	$ —	0.00%	$ 9,214	4.49%	$ 9,214	4.49%
Mutual Funds	27,241	2.79%	—	0.00%	—	0.00%	—	0.00%	27,241	2.79%
Total available for sale	$ 27,241	2.79%	$ —	0.00%	$ —	0.00%	$ 9,214	4.49%	$ 36,455	3.22%
Held to maturity:
FHLB Stock	$ 8,389	3.89%	$ —	0.00%	$ —	0.00%	$ —	0.00%	$ 8,389	3.89%
Participation Contract	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Total held to maturity	$ 8,389	3.89%	$ —	0.00%	$ —	0.00%	$ —	0.00%	$ 8,389	3.89%
Total securities and Participation Contract	$ 35,630	3.05%	$ —	0.00%	$ —	0.00%	$ 9,214	4.49%	$ 44,844	3.35%

Sources of Funds

General.   Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.   Deposits represent our primary source of funds for our lending and investing activities. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our three branch network in Southern California, which we expect to increase to five branches in 2005. The Bank’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. Total deposits at December 31, 2004 were $288.9 million, as compared to $221.4 million at December 31, 2003. For the year ended December 31, 2004, certificates of deposit constituted 71.9% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 3 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2004, the Bank had $163.2 million of certificate of deposit accounts maturing in one year or less.

The Bank relies primarily on customer service, business development efforts, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. Additionally, the Bank will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.

The following table presents the deposit activity of the Bank for the years ended December 31:

	2004	2003	2002
	(in thousands)
Net deposits (withdrawals)	$ 61,976	$ 25,258	$ (47,329)
Interest credited on deposit accounts	5,464	5,019	6,339
Total increase (decrease) in deposit accounts	$ 67,440	$ 30,277	$ (40,990)

At December 31, 2004, the Bank had $89.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)
Three months or less	$ 26,195	2.08%
Over three months through 6 months	17,458	2.37%
Over 6 months through 12 months	26,748	2.55%
Over 12 months	18,884	3.38%
Total	$ 89,285	2.55%

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2004			2003			2002
		% of Total	Weighted		% of Total	Weighted		% of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(dollars in thousands)
Passbook accounts	$ 3,682	1.40%	0.32%	$ 4,820	2.36%	0.52%	$ 4,054	2.00%	0.71%
Money market accounts	28,013	10.66%	1.69%	21,178	10.38%	1.83%	9,607	4.74%	2.24%
Checking accounts	42,123	16.02%	0.78%	33,716	16.53%	1.26%	28,255	13.94%	1.39%
Sub-total	73,818	28.08%	1.10%	59,714	29.27%	1.40%	41,916	20.68%	1.52%
Certificate of deposit accounts:
Three months or less	487	0.19%	1.64%	—	—	—	—	—	—
Four through 12 months	97,654	37.15%	2.05%	67,443	33.05%	2.25%	99,818	49.25%	3.06%
13 through 36 months	74,823	28.47%	2.58%	65,087	31.90%	3.12%	53,963	26.63%	4.17%
37 months or greater	16,057	6.11%	4.50%	11,785	5.78%	4.81%	6,971	3.44%	5.35%
Total certificate of deposit accounts	189,021	71.92%	2.47%	144,315	70.73%	2.85%	160,752	79.32%	3.53%
Total average deposits	$ 262,839	100.00%	2.10%	$ 204,029	100.00%	2.43%	$ 202,668	100.00%	3.12%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the date indicated and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2004:

	Period to Maturity from December 31, 2004
	Less than	One to	Two to	Three to	Four to	More than
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total
	(in thousands)
Certificate of deposit accounts
0.50 to 2.00%	$ 30,315	$ 138	$ —	$ —	$ —	$ —	$ 30,453
2.01 to 3.00%	129,654	14,873	551	7	11	143	145,239
3.01 to 4.00%	1,572	19,194	1,395	4,759	1,337	24	28,281
4.01 to 5.00%	1,081	1,396	2,365	134	1,293	44	6,313
5.01 to 6.00%	144	343	1,114	53	98	530	2,282
6.01 to 7.00%	360	3	5	56	39	40	503
7.01 to 8.00%	78	207	215	143	3	—	646
Total	$ 163,204	$ 36,154	$ 5,645	$ 5,152	$ 2,781	$ 781	$ 213,717

FHLB Advances.   The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. During the third quarter of 2004, FHLB increased the maximum advance allowed from 25% to 35% of the Bank’s assets equating to a credit line of $178.6 million, as of December 31, 2004. At December 31, 2004, the Bank had FHLB advances outstanding totaling $178.0 million of which 14 were term advances totaling $154.0 million with a weighted average interest rate of 2.47% and a weighted average remaining maturity of 12 months.

Borrowings.   The Bank has established a credit facility, secured by mutual funds pledged to Pershing Bank. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current Federal Funds rate plus 75 basis points. At December 31, 2004, the Bank had borrowed $10.0 million against the line.

Senior Notes.   In January 2002, we issued the Note in the initial principal amount of $12 million and bearing interest at an initial rate of 12% (increasing over time to 16%). The Note was paid off in October 2003 with a portion of the proceeds from a secondary stock offering.

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

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 4.35% as of December 31, 2004.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
FHLB advances
Average balance outstanding	$ 95,601	$ 19,352	$ 16,257
Maximum amount outstanding at any month-end during the year	178,000	48,600	20,000
Balance outstanding at end of year	178,000	48,600	20,000
Weighted average interest rate during the year	1.99%	2.80%	3.29%
Debentures
Average balance outstanding	$ 7,939	$ 1,188	$ 1,500
Maximum amount outstanding at any month-end during the year	10,310	1,500	1,500
Balance outstanding at end of year	10,310	—	1,500
Weighted average interest rate during the year	4.28%	14.31%	14.01%
Other borrowings and lines of credit
Average balance outstanding	$ 6,657	$ 9,128	$ 10,899
Maximum amount outstanding at any month-end during the year	18,400	12,000	11,440
Balance outstanding at end of year	18,400	—	11,440
Weighted average interest rate during the year	1.50%	21.83%	16.98%
Total borrowings
Average balance outstanding	$ 110,197	$ 29,668	$ 28,656
Maximum amount outstanding at any month-end during the year	206,710	48,600	32,940
Balance outstanding at end of year	206,710	48,600	32,940
Weighted average interest rate during the year	2.12%	9.12%	9.06%

Subsidiaries

As of December 31, 2004, we had one subsidiary, the Bank, which did not have any subsidiaries at December 31, 2004.

Personnel

As of December 31, 2004, we had 74 full-time employees and 9 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

The banking business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank’s.

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

In order to compete with these other institutions, the Company primarily relies on local promotional activities, personal relationships established by officers, directors and employees of the Company and specialized services tailored to meet the individual needs of the Company’s customers.

REGULATION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act (“FDI Act”).

The Bank, a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation—QTL Test.” Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act (“BHC Act”), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

Federal Savings Institution Regulation

Capital Requirements.   The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage (core) capital ratio and an 8% risk-based capital ratio. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

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

Prompt Corrective Action Regulations.   Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6% and a leverage ratio of 5% is considered to be “well-capitalized,” and a savings institution that has a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4% and a leverage ratio of 4% is considered to be “adequately capitalized”. A saving institution that has a total risk-based capital of less than 8% or a leverage ratio or a Tier 1 capital ratio that is less than 4% is considered to be “undercapitalized”. A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio less than 3% or a leverage ratio less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to asset ratio equal to or less than 2% is deemed to be “critically undercapitalized”. Numerous mandatory supervisory actions become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including requiring a capital plan, the issuance of a capital directive and the replacement of senior executive officers and directors.

The following table presents the Bank’s capital position at December 31, 2004:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2004
Total Capital (to risk-weighted assets)	$ 51,316	13.59%	$ 30,206	8.00%	$ 37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,072	9.09%	21,600	4.00%	27,001	5.00%
Tangible Capital (to tangible assets)	49,072	9.09%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	51,316	13.00%	15,103	4.00%	22,655	6.00%

Insurance of Deposit Accounts.   Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. As of December 31, 2004, the Bank’s assessment rate was zero basis points.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FCO”) to recapitalize the predecessor to the SAIF. The FCO assessment rates as of January 1, 2004 were $0.0148 per $100 annually (or 1.5 basis points) for BIF-assessable deposits as well as for SAIF-assessable deposits. For the year ended December 31, 2004, assessments for both deposit insurance and the FCO payments were $68,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

Loans-to-One Borrower.   Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent; equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2004, the Bank’s limit on loans-to-one borrower was $7.7 million. At December 31, 2004, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $4.9 million.

QTL Test.   The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities and, to a certain extent, education loans, credit card loans and small business loans) in at least 9 months out of each 12 month period.

A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2004, the Bank maintained 99.93% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

Limitation on Capital Distributions.   OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (‘‘Tier 1 Bank’’) and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its ‘‘surplus capital ratio’’ (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Liquidity.   The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank’s average liquidity ratio for the year ended December 31, 2004 was 13.70%. The Bank believes that this level of liquidity is higher than what the Bank expects to maintain in future periods as a result of the Bank’s strategic plan to increase its loan originations.

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

Transactions with Related Parties.   The Bank’s authority to engage in transactions with related parties or ‘‘affiliates’’ (e.g., any company that controls or is under common control with an institution, including the Corporation and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act (‘‘FRA’’). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank. We are considered to be an affiliate of the Bank.

Enforcement.   Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, or conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to terminate the Bank’s deposit insurance. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness.   The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees, benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by FDI Act.

Federal Reserve System.   The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2004, the Bank maintained compliance with the foregoing requirements.

Community Reinvestment Act and the Fair Lending Laws.   Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, as a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its last Community Reinvestment Act examination conducted in April 2000, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

Financial Services Modernization Legislation.   In November 1999, the Gramm-Leach-Bliley Act of 1999 (the “GLB”) was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the BHC Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

USA Patriot Act of 2001.   On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

Sarbanes-Oxley Act of 2002.   The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including us.

The SOA includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission and the Comptroller General. The Securities and Exchange Commission has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements and certifications in periodic filings under the Exchange Act. We have revised our internal policies and Exchange Act disclosures to comply with these new requirements.

Federal and State Taxation

The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2004 taxable year, the Bank is subject to a maximum federal and state income tax rate of 34% and 10.84%, respectively.

ITEM 2. PROPERTIES

				Net Book Value of
		Original Year	Date of	Property or Leasehold
	Leased or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2004
Corporate Headquarters: 1600 Sunflower Ave Costa Mesa, CA	Owned	2002	N.A.	$ 4,889,000
Branch Office: 1598 E Highland Avenue San Bernardino, CA	Leased	1986	2005	$ 28,000
Branch Office: 9971 Adams Avenue Huntington Beach CA	Leased	1998	2006	$ 23,000
Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA	Leased	1999	2007	$ 6,000

All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In December 1999, the Corporation together with certain officers, directors, and third parties were named as defendants in a securities class action lawsuit titled ‘Funke v. Life Financial, et al’. The lawsuit was filed in the United States District Court for the Southern District of New York, and asserts claims under the Exchange Act and the Securities Act of 1933, as amended (“Securities Act”), in connection with purchases and sales of the Corporation’s common stock in its 1997 public offering. The plaintiffs’ Exchange Act cause of action was dismissed and the parties have signed a proposed settlement agreement with regard to the remaining cause of action. Under the proposed settlement agreement, the defendants have collectively agreed to pay and have paid $825,000 (of which the Company paid $120,000). The court held a Fairness Hearing regarding the proposed settlement on March 2, 2005 and approved the settlement proposal. See “Note 18—Subsequent Events” for additional information.

During February 2004, the Company was named in a class action lawsuit alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act state laws relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seek restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegally collected charges and interest against the principal amounts due on the loans. The Bank has filed a motion to be dismissed from the lawsuit, which motion is now pending before the court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE BY QUARTERS

The common stock of the Company has been publicly traded since 1997 and is currently traded on the NASDAQ National Market under the symbol PPBI. However, until recently, trading in the common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

As of February 13, 2005, there were approximately 1,480 holders of record of the common stock. The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the Nasdaq National Market for the periods indicated.

	Sale Price of
	Common Stock
	High	Low
2003
First Quarter	$6.50	$4.76
Second Quarter	8.49	5.16
Third Quarter	8.24	6.86
Fourth Quarter	11.75	6.94
2004
First Quarter	$14.93	$10.87
Second Quarter	13.34	9.94
Third Quarter	11.83	10.17
Fourth Quarter	15.00	11.00

DIVIDENDS

It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

The ability to pay a dividend on common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals. In addition, our ability to pay dividends at any time may be limited by the Bank’s ability to pay dividends to us. The OTS regulations require that the Bank must give prior notice to the OTS before making any dividend declaration. Further, if the OTS should decide that to pay a dividend would place the Bank in an unsafe or unsound financial condition, it can prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

On March 25, 2004, our special purpose business trust, PPBI Trust I, issued $10,000,000 of trust preferred securities in a private placement for which Sandler O’Neill and Partners, L.P. acted as placement agent. In connection with this transaction, we issued certain junior subordinated debentures and guarantees. We and PPBI Trust I relied on the exemption from the registration requirements set forth in Rule 144A of the Securities Act.

ITEM 6.      SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Interest income	$23,223	$17,248	$18,872	$24,442	$41,519
Interest expense	7,817	7,657	8,910	16,191	28,446
Net interest income	15,406	9,591	9,962	8,251	13,073
Provision for loan losses	705	655	1,133	3,313	2,910
Net interest income after provision for loans losses	14,701	8,936	8,829	4,938	10,163
Net gains (losses) from mortgage banking	105	328	(261)	402	(5,684)
Other noninterest income	4,141	1,987	2,130	3,590	3,548
Noninterest expense	11,234	9,783	10,165	14,340	25,806
Income (loss) before income tax provision (benefit)	7,713	1,468	533	(5,410)	(17,779)
Income tax (benefit) provision(1)	972	(597)	(2,345)	642	3,003
Net income (loss)	$6,741	$2,065	$2,878	$(6,052)	$(20,782)
Share Data:
Net income (loss) per share:
Basic	$1.28	$0.96	$2.16	$(4.54)	$(15.58)
Diluted	$1.02	$0.61	$1.16	$(4.54)	$(15.58)
Weighted average common shares outstanding:
Basic	5,256,334	2,161,314	1,333,572	1,333,630	1,333,646
Diluted	6,622,735	3,399,376	2,476,648	1,333,630	1,333,646
Book value per share (basic)(2)	$8.37	$7.10	$8.72	$5.73	$10.42
Book value per share (diluted)(3)	$7.08	$5.98	$4.98	$5.73	$10.42
Selected Balance Sheet Data:
Total assets	$543,124	$309,368	$238,278	$243,667	$414,421
Participation Contract	—	5,977	4,869	4,428	4,428
Securities and FHLB stock	44,844	42,275	58,243	34,659	42,370
Loans held for sale, net(4)	532	804	1,866	4,737	—
Loans held for investment, net(4)	469,822	246,796	156,365	182,439	316,724
Allowance for loan losses	2,626	1,984	2,835	4,364	5,384
Mortgage servicing rights	12	29	51	101	5,652
Total deposits	288,887	221,447	191,170	232,160	345,093
Borrowings	206,710	48,600	32,940	1,500	48,620
Total stockholders’ equity	44,028	37,332	11,623	7,648	13,900

Performance Ratios:(5)
Return on average assets(6)	1.61%	0.82%	1.18%	-1.92%	-3.99%
Return on average equity(7)	16.37%	12.43%	30.70%	-53.43%	-66.44%
Average equity to average assets	9.86%	6.59%	3.85%	3.60%	6.01%
Equity to total assets at end of period	8.11%	12.07%	4.88%	3.14%	3.35%
Average interest rate spread(8)	3.66%	4.02%	4.44%	2.91%	2.82%
Net interest margin(9)	3.82%	4.06%	4.37%	2.81%	2.79%
Efficiency ratio(10)	57.21%	81.20%	85.19%	113.97%	230.57%
Average interest-earning assets to average interest-bearing liabilities	108.02%	101.16%	98.45%	98.35%	99.56%
Capital Ratios(11):
Tier 1 capital to adjusted total assets	9.09%	8.93%	7.03%	5.06%	4.33%
Tier 1 capital to total risk-weighted assets	13.00%	12.49%	11.29%	5.37%	5.73%
Total capital to total risk-weighted assets	13.59%	13.21%	12.54%	6.62%	6.99%
Asset Quality Ratios:
Nonperforming loans, net, to total loans(12)	0.45%	0.99%	3.07%	7.54%	7.97%
Nonperforming assets, net as a percent of total assets(13)	0.46%	1.12%	3.12%	7.75%	6.85%
Net charge-offs to average total loans	0.02%	0.82%	1.74%	1.76%	0.07%
Allowance for loan losses to total loans at period end	0.56%	0.79%	1.74%	2.24%	1.61%
Allowance for loan losses as a percent of nonperforming loans at period end(12)	110.77%	71.55%	50.35%	27.23%	19.87%

(1)    In the years ended December 31, 2004, December 31, 2003 and December 31, 2002, we reversed $1.4 million, $600,000 and $2.0 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.

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

(5)    All average balances consist of average daily balances.

(6)    Net income divided by total average assets.

(7)    Net income divided by average stockholders’ equity.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The principal business of the Bank is attracting deposits from consumers and small businesses and investing those deposits together with funds generated from operations and borrowings, primarily in income property real estate secured loans. The Bank commenced originating and purchasing income property real estate secured loans through a network of mortgage brokers located within the state of California in 2002. In 2005, the Bank will fund substantially all of the loans that it originates or purchases through, deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank’s market area. The Bank’s ability to originate and purchase loans is influenced by the general level of product available. The Bank’s results of operations are also affected by the Bank’s provision for loan losses and the level of operating expenses. The Bank’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Critical Accounting Policies

We have has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

We believe that the allowance for loan losses and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements.

Average Balance Sheet.   The following tables set forth certain information relating to the Company for the years ended December 31, 2004, 2003, and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$4,096	$57	1.39%	$916	$22	2.40%	$4,071	$100	2.46%
Federal funds sold	621	7	1.13%	1,125	7	0.62%	186	2	1.39%
Participation Contract	2,367	1,965	83.02%	5,356	3,589	67.01%	5,093	3,835	75.22%
Investment securities(2)	43,896	1,475	3.36%	44,560	1,264	2.84%	65,658	2,590	3.94%
Loans receivable, net(3)	351,968	19,719	5.60%	184,460	12,366	6.70%	152,738	12,345	8.08%
Total interest-earning assets	402,948	23,223	5.76%	236,417	17,248	7.30%	227,746	18,872	8.29%
Noninterest-earning assets	14,630			15,702			15,446
Total assets	$417,578			$252,119			$243,192
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$73,818	812	1.10%	$59,716	836	1.40%	$41,916	638	1.52%
Certificate accounts	189,021	4,670	2.47%	144,315	4,118	2.85%	160,752	5,676	3.53%
Total interest-bearing deposits	262,839	5,482	2.09%	204,031	4,954	2.43%	202,668	6,314	3.12%
FHLB advances and other borrowings	102,258	1,995	1.95%	19,379	541	2.79%	16,257	535	3.29%
Notes Payable	—	—	0.00%	9,101	1,992	21.89%	10,899	1,851	16.98%
Subordinated debentures	7,939	340	4.28%	1,188	170	14.31%	1,500	210	14.01%
Total interest-bearing liabilities	373,036	7,817	2.10%	233,699	7,657	3.28%	231,324	8,910	3.85%
Noninterest-bearing liabilities	3,358			1,802			2,494
Total liabilities	376,394			235,501			233,818
Stockholders’ equity	41,184			16,618			9,374
Total liabilities and equity	$417,578			$252,119			$243,192
Net interest income		$15,406			$9,591			$9,962
Net interest rate spread(4)			3.66%			4.02%			4.44%
Net interest margin(5)			3.82%			4.06%			4.37%
Ratio of interest-earning assets to interest-bearing liabilities			108.02%			101.16%			98.45%

(1)             Includes interest on float from cash disbursements.

(2)             Includes unamortized discounts and premiums.

(3)             Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans. Loan fees were approximately $1.6 million, $851,000, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Compared to			Compared to
	Year Ended December 31, 2003			Year Ended December 31, 2002
	Increase (decrease) due to			Increase (decrease) due to
	Average			Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$48	$(13)	$35	$(76)	$(2)	$(78)
Federal funds sold	(3)	3	—	6	(1)	5
Participation Contract	(2,338)	714	(1,624)	191	(437)	(246)
Investment securities	(19)	230	211	(708)	(618)	(1,326)
Loans receivable, net	9,667	(2,314)	7,353	2,324	(2,303)	21
Total interest-earning assets	7,355	(1,380)	5,975	1,737	(3,361)	(1,624)
Interest-bearing liabilities:
Transaction accounts	175	(199)	(24)	253	(55)	198
Certificate accounts	1,156	(604)	552	(542)	(1,016)	(1,558)
FHLB advances and other borrowings	1,663	(209)	1,454	94	(88)	6
Notes payable	(1,992)	—	(1,992)	(337)	478	141
Subordinated debentures	363	(193)	170	(45)	5	(40)
Total interest-bearing liabilities	1,365	(1,205)	160	(577)	(676)	(1,253)
Changes in net interest income	$5,990	$(175)	$5,815	$2,314	$(2,685)	$(371)

Comparison of Operating Results for the Year Ended December 31, 2004 and December 31, 2003

General:   For the year ended December 31, 2004, the Company reported net income of $6.7 million or $1.02 per diluted share, compared with net income of $2.1 million or $0.61 per diluted share for the same period in 2003. The $4.7 million increase in net income was primarily the result of increases in net interest income of $5.8 million and noninterest income of $1.9 million, partially offset by increases in noninterest expense and provision for income tax of $1.5 million and $1.6 million, respectively.

Interest Income:   Interest income for the year ended December 31, 2004 was $23.2 million, compared to $17.2 million for the year ended December 31, 2003. The increase of $6.0 million, or 34.6%, is primarily due to an increase of $167.5 million in the average balance on our loans receivable, which was partially offset by a decrease of $3.0 million in the average balance on the Participation Contract. Interest income on the Participation Contract declined by $1.6 million, or 45.2%, primarily due to the sale or termination of the three residuals during 2004 that the Participation Contract is comprised of. Interest income on loans receivable increased $7.4 million to $19.7 million for the year ended December 31, 2004 from $12.4 million for the year ended December 31, 2003. The increase in interest income on loans was primarily the result of an increase in the average loan balance from $184.5 million in 2003 to $352.0 million in 2004, which was partially offset by a 110 basis points decrease in the average yield on loans. The decrease in loan yield is primarily due to the origination of short-term adjustable rate multi-family loans coupled with the lower overall interest rate environment and the prepayment of the Bank’s discontinued higher yielding subprime loans.

Interest Expense:   Interest expense for the year ended December 31, 2004 was $7.8 million, compared to $7.7 million for the year ended December 31, 2003. The $160,000 increase primarily reflects an increase in the average balance of deposits and FHLB advances and other borrowings of $58.8 million and $82.9 million, respectively, during the year, which was partially offset by a 118 basis points decrease in the average cost of interest-bearing liabilities that was due to the decrease in market interest rates and the pay-off of the Company’s $12.0 million senior secured note and $1.5 million of subordinated debentures during the fourth quarter of 2003.

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

Net interest income before provision for loan losses was $15.4 million for the year ended December 31, 2004, compared to $9.6 million for the year ended December 31, 2003. The $5.8 million increase in net interest income before provision for loan losses is primarily due to the $6.0 million increase in the Company’s interest income. The average cost of interest-bearing liabilities for the Company decreased to 2.10% during the year ended 2004, compared with 3.28% during the same period in 2003. The Company’s yield on average earning assets was 5.76% for the year ended December 31, 2004, compared with 7.30% for the same period in 2003. Total interest income increased $6.0 million, or 34.6%, while total interest expense increased by only $159,000 million, or 2.1%.

Provision for Loan Losses:   The provision for loan losses increased to $705,000 for the year ended December 31, 2004 from $655,000 for the year ended December 31, 2003. The current year provision for loan losses was primarily due to the growth in our loan portfolio as well as improvement in our asset quality. Nonperforming loans decreased by 13.2% from $2.7 million in 2003 to $2.4 million in 2004, with a corresponding decrease in net charge-offs from $1.5 million in 2003 to $63,000 in 2004. Total loans receivable in 2004 increased $223.4 million, or 89.5%, over 2003.

Noninterest Income:   Noninterest income was $4.2 million for the year ended December 31, 2004, compared to $2.3 million for the year ended December 31, 2003. The $1.9 million increase was primarily due to a $2.4 million gain from the sale or termination of the three residual interest components of the Participation Contract and an $113,000 increase in loan servicing fee income primarily from an increase in prepayment penalties of $186,000.  These increases were partially offset by a $287,000 decline in other income due to fewer recoveries on assets written off in prior years and a $223,000 decrease in net gains on the sale of loans due to fewer loans being sold in 2004.

Noninterest Expense:   Noninterest expense for the year ended December 31, 2004 was $11.2 million compared to $9.8 million for the year ended December 31, 2003. The $1.4 million increase in noninterest expense was principally due to an increase in compensation and benefits of $1.6 million, which was partially offset by decreases in all other noninterest expense categories. The increase in compensation and benefits was primarily due to an increase in the number of employees from 70 full-time employees at December 31, 2003 to 80 full-time employees at December 31, 2004.

Income Taxes:   The provision for income taxes increased to a tax provision of $972,000 for the year ended December 31, 2004 compared to a benefit of $597,000 for the year ended December 31, 2003. The Company had income before income taxes of $7.7 million for the year ended December 31, 2004 compared to income before income taxes of $1.5 million for the year ended December 31, 2003. The Company increased the deferred tax asset by reducing its deferred tax valuation allowance by $1.4 million and $600,000 in 2004 and 2003, respectively. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $4.0 million will be eliminated.

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

Interest Income:   Interest income for the year ended December 31, 2003 was $17.2 million, compared to $18.8 million for the year ended December 31, 2002. The decrease of $1.6 million, or 8.6%, is primarily due to a decrease in the average balance and yield on our investment securities. Interest income on investment securities and other interest-earning assets declined by $1.6 million, or 25.2%, due to a $23.1 million decrease in the average balance of such assets. Interest income on loans receivable increased $21,000 to $12.4 million for the year ended December 31, 2003 from $12.3 million for the year ended December 31, 2002. The increase in interest income on loans was primarily the result of an increase in the average loan balance from $152.7 million in 2002 to $184.5 million in 2003 that was partially offset by a 138 basis points decrease in the average yield on loans

Interest Expense:   Interest expense for the year ended December 31, 2003 was $7.7 million, compared to $8.9 million for the year ended December 31, 2002. The $1.3 million decrease primarily reflects a 69 basis points decrease in the cost of interest-bearing deposits that was due to the decrease in market interest rates, which was partially offset by an increase in the average balance of deposits from $202.7 million in 2002 to $204.0 million in 2003. Interest expense on other borrowings increased $107,000 in 2003 as compared to 2002, primarily due to an increase in the average balance of borrowings of $1.0 million.

Net Interest Income:   Net interest income before provision for loan losses was $9.6 million for the year ended December 31, 2003, compared to $10.0 million for the year ended December 31, 2002. The $371,000 decrease in net interest income before provision for loan losses is primarily due to the decline in the Company’s net interest margin from 4.37% in 2002 to 4.06% in 2003. The average cost of interest-bearing liabilities for the Company decreased to 3.28% during the year ended 2003, compared with 3.85% during the same period in 2002. The Company’s yield on average earning assets was 7.30% for the year ended December 31, 2003, compared with 8.29% for the same period in 2002. Total interest income decreased $1.6 million, or 8.6%, while total interest expense decreased $1.3 million, or 14.1%.

Provision for Loan Losses:   The provision for loan losses decreased to $655,000 for the year ended December 31, 2003 from $1.1 million for the year ended December 31, 2002. Nonperforming loans decreased by 47.5% from $5.2 million in 2002 to $2.7 million in 2003, with a corresponding decrease in net charge-offs from $2.7 million in 2002 to $1.5 million in 2003. Average loans outstanding during 2003 increased by $31.7 million, or 20.8%, over 2002, while the provision for loan losses decreased $478,000 in 2003, or 42.2%, compared to 2002 provision.

Noninterest Income:   Noninterest income was $2.3 million for the year ended December 31, 2003, compared to $1.9 million for the year ended December 31, 2002. The $446,000 increase was primarily due to a $589,000 increase in net gain from the sale of loans, which is primarily due to a sale of $33.8 million of loans in 2002 at a loss of $269,000, and a $438,000 increase in other income, which was due to a number of factors including $94,000 in rental income the Bank received for leasing unused space at its corporate offices. These increases were partially offset by a $258,000 decline in loan servicing income due to 710 average fewer loans being serviced by the Bank in 2003 as compared to 2002 and a $297,000 decrease in net gains on the sale of investment securities due to changes in prevailing market conditions and the types of our securities which we were selling in 2003 as compared to 2002.

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

Income Taxes:   The provision for income taxes decreased to a tax benefit of $597,000 for the year ended December 31, 2003 compared to a benefit of $2.3 million for the year ended December 31, 2002. The Company had income before income taxes of $1.5 million for the year ended December 31, 2003 compared to income before income taxes of $533,000 for the year ended December 31, 2002. The Company increased the deferred tax asset by reducing its deferred tax valuation allowance by $600,000 and $2.0 million in 2003 and 2002, respectively. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $5.5 million will be eliminated.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets of the Company were $543.1 million at December 31, 2004 compared to $309.4 million at December 31, 2003. The 75.5% increase in total assets of the Company was primarily the result of a $222.7 million increase in net loans. The increase in net loans was the result of $298.4 million in new adjustable-rate loans funded during 2004. This increase was partially offset by $64.1 million of loan principal repayments and prepayments.

Total liabilities of the Company were $499.1 million at December 31, 2004 compared to $272.0 million at December 31, 2003. The 83.5% increase was primarily due to increases of $147.8 million in other borrowings and $67.4 million in deposits. Total deposits at December 31, 2004 were $288.9 million compared to $221.5 million at December 31, 2003. In addition, FHLB advances increased by $129.4 million as the Company increasingly relied on such borrowings to fund its lending and investing activities.

At December 31, 2004 and 2003, our stockholders’ equity amounted to $44.0 million and $37.3 million, respectively. The increase in stockholders’ equity was due primarily to $6.7 million of net income for the year ended December 31, 2004.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our average liquidity ratios were 13.70%, 18.34% and 28.30% for the years ended December 31, 2004, 2003 and 2002, respectively. The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets of the Bank (which are comprised of cash and unpledged investments) represent approximately 6.2% of total assets at December 31, 2004, 14.1% of total assets at December 31, 2003 and 17.5% of total assets at December 31, 2002. At December 31, 2004, we had two unsecured lines of credit with correspondent banks for $5.0 million each and which had a $0 balance at year end. Also, in March 2004, the Bank established a three year $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. We also have a line of credit with FHLB allowing us to borrow up to 35% of the Bank’s total assets as of December 31, 2004 or $189.0 million, $178.0 million of which was outstanding as of such date. The FHLB advance line is collateralized by eligible loan collateral. At December 31, 2004, we had approximately $305.2 million of loans pledged to secure FHLB borrowings.

We had no material commitments for capital expenditures at December 31, 2004. At December 31, 2004, we had $8.1 million in outstanding commitments to originate or purchase loans compared to $0 and $2.4 million at December 31, 2003 and 2002, respectively.

The Bank’s loan to deposit and borrowing ratio was 96.4%, 90.8% and 74.6% as of December 31, 2004, 2003 and 2002, respectively. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2004, totaled $163.2 million. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2004, the Bank’s leverage capital and risk-based capital amounted to $49.1 million and $51.3 million, respectively. As a result, the Bank exceeded the capital levels required to be considered ‘‘well capitalized’’ at that date. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered ‘‘well capitalized.’’ At December 31, 2004, the Bank’s total risk-based capital, Tier 1 risk-based capital and leverage ratios were 13.59%, 13.00%, and 9.09%, respectively.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes our contractual obligations as of December 31, 2004:

		Payment Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$178,000	$108,000	$70,000	$—	$—
Other borrowings	18,400	18,400	—	—	—
Certificates of deposit	213,717	163,204	41,799	7,933	781
Operating leases	329,755	237,684	92,071	—	—
Total contractual cash obligations	$739,872	$527,288	$203,870	$7,933	$781

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2004:

		Payment Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Other commitments:
Unused equity lines of credit	$102	$—	$—	$—	$102
Total commitments	$102	$—	$—	$—	$102

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We account for the compensation cost associated with our stock option plans under the intrinsic value method, and consequently, the alternative methods of transition will not apply to us. The additional disclosure requirements of the statement are included in our financial statements. In management’s opinion, the adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In December 2004, FASB revised SFAS 123 and issued it under its new name, “Share-Based Payment”. This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting discussed in the previous paragraph. Instead, the revised Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Bank must adopt this Statement in 2005 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Bank is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Bank cannot estimate the amount of stock awards that will be made in 2005. Subsequent to year-end, the Company’s board of directors approved acceleration of the vesting of all unvested stock options previously awarded to employees, officers, and directors, effective on March 4, 2005. The accelerated options were issued under the Pacific Premier Bancorp, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) and the Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”). The Board took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s compensation expense in future periods.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”) and in December 2003 FASB issued a revision (“FIN 46R”). FIN 46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, the Company’s investment in the Trust is carried as an investment in other assets and the funds borrowed from the Trust are presented as junior subordinated debt.

In January 2003, the FASB issued EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition of disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 includes guidance for the transition period and effective dates of disclosure requirements. In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which have been delayed for further deliberation. The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

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

We had not substantially implemented our community-based banking model, including our new lending strategy focused on originating multi-family and commercial real estate loans until 2002. We will continue to introduce new products consistent with this model in the future. We have only recently become profitable and there can be no assurance that our strategy will continue to be a profitable one for us. Although we realized net income of $6.7 million, $2.1 million and $2.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, we incurred a loss of $6.1 million for the year ended December 31, 2001. We may not be able to sustain or increase our profitability in future periods. The failure to remain profitable may reduce the value of investment in our common stock.

Our multi-family residential and commercial real estate loans are relatively unseasoned, and defaults on such loans would adversely affect our financial condition and results of operations.

At December 31, 2004, our multi-family residential loans amounted to $394.6 million, or 83.6% of our total loans. At December 31, 2004, our commercial real estate loans amounted to $54.5 million, or 11.6% of our total loans. Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after June 30, 2002 and are, consequently, unseasoned. In addition, such loans originated after June 30, 2002 have an average loan balance as of December 31, 2004 of $729,000 in the case of multi-family loans and $991,000 in the case of commercial real estate loans, so that a default on a multi-family or commercial real estate loan may have a greater impact on us than a default on a single-family residential loan which is generally smaller in size. Further, the payment on multi-family and commercial real estate loans is typically dependent on the successful operation of the project, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and financial prospects.

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

Our primary method of originating multi-family and commercial real estate loans is through referrals by mortgage brokers. During 2004, two mortgage brokers have referred to us approximately 46.1% of all the multi-family and commercial real estate loans in our loan portfolio. Although we have in-house account managers who have the responsibility of developing relationships with additional mortgage brokers which may refer us the types of loans we target, should we not be successful in developing relationships with additional mortgage brokers and should we lose referrals from one or more mortgage brokers on whom we depend for a large percentage of our multi-family and commercial real estate loans, our loan originations could be substantially less than we anticipate, thus reducing our anticipated income from these loans.

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

We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operation. In addition, the OTS, as part of its supervisory function, periodically reviews our allowance for loan losses. Such agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the OTS could also hurt our business.

Upon exercise of the Warrant, shareholders will experience significant dilution in their shares of common stock.

In 2002, a warrant (“the Warrant”) was issued in conjunction with a private placement. The holder of the Warrant has the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share, which shares, once exercised, would represent approximately 18.2% of our issued and outstanding shares as of December 31, 2004. The Warrant is currently exercisable for an aggregate of 349,920 shares of our common stock. The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2004, the closing price of our common stock was $13.26 per share. Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

Adverse outcomes of litigation against us could harm our business and results of operation.

We are currently involved in litigation involving former subprime mortgage sales and other actions arising in the ordinary course of our business. We also anticipate that, due to the consumer-oriented nature of the subprime mortgage industry in which we previously actively operated and uncertainties with respect to the application of various laws and regulations in some circumstances, we may be named from time to time as a defendant in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

Poor economic conditions in California may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

A substantial majority of our assets and deposits are generated in Southern California. As a result, poor economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Further, a downturn in the Southern California real estate market could hurt our business. Our business activities and credit exposure are concentrated in Southern California. A downturn in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2004, approximately 99.9% of our loan portfolio consisted of loans secured by real estate located in California, the substantial majority of which are located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in Southern California could be affected by, among other things, earthquakes and other natural disasters particular to Southern California.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future. Instead, we intend to reinvest our earnings in our business. In addition, in order to pay cash dividends to our shareholders, we would most likely need to obtain funds from the Bank. The Bank’s ability, in turn, to pay dividends to us is limited by federal banking law. It is possible, depending on the financial condition of the Bank and other factors, that the OTS could assert that payment of dividends by the Bank is an unsafe or unsound practice.

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

In addition, Steven R. Gardner, our President and Chief Executive Officer, has an employment agreement which provides that, in the event of a change of control in which Mr. Gardner’s employment is terminated, Mr. Gardner will be entitled to severance payments equal to two times his annual base salary plus an amount equal to his incentive bonus for the previous year.

These provisions in our certificate of incorporation, by-laws and Mr. Gardner’s employment agreement could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

We are dependent on our key personnel

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy. The loss of Mr. Gardner could have a negative impact on the success of our new business strategy. In addition, we rely upon the services of John Shindler, our Executive Vice President and Chief Financial Officer, Eddie Wilcox, our Executive Vice President and Chief Lending Officer, and our ability to attract and retain highly skilled personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not maintain key-man life insurance on any employee nor have we entered into an employment agreement with any other employee other than Mr. Gardner. On January 5, 2004, the Company and Bank each entered into a three-year contract with Mr. Gardner on January 5, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest Rate Risk Management.   The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board-approved guidelines through the establishment of prudent asset and liability concentration guidelines. Through such activities, management seeks to reduce the vulnerability of the Company’s operations to changes in interest rates. Management monitors its interest rate risk as such risk relates to its operational strategies. The Bank’s board of directors reviews on a quarterly basis the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital in various interest rate scenarios. The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

Net Portfolio Value.   The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. A NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates; whichever produces a larger decline (the “Sensitivity Measure”). The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Bank utilizes a market value model prepared by the OTS (the “OTS NPV model”), which is prepared quarterly, based on the Bank’s quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank’s interest rate risk by estimating the Bank’s NPV, which is the net present value of expected cash flows from assets, liabilities and any off-balance sheet contracts, under various market interest rate scenarios, which range from a 300 basis point increase to a 300 basis point decrease in market interest rates.

As of December 31, 2004 and 2003, the Bank’s Sensitivity Measure, as measured by the OTS, was +27 and -23 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates.  This would correspondingly result in a $989,000 increase for 2004 and a $1.2 million reduction for 2003, respectively, in the NPV of the Bank.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2004, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points (“bp”):

As of December 31, 2004

(dollars in thousands)

					NPV as % of Portfolio
Net Portfolio Value					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change (BP)
+300 BP	49,966	1,249	3.0%	9.40%	36 BP
+200 BP	49,706	989	2.0%	9.31%	27 BP
+100 BP	49,268	551	1.0%	9.18%	14 BP
Static	48,717	—	0.0%	9.04%	—
-100 BP	47,530	(1,187)	-2.0%	8.79%	-25 BP
-200 BP *
-300 BP *

*                    The model was not able to calculate meaningful results due to the low interest rate environment.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank’s business or strategic plans on the structure of interest-earning assets and interest- bearing liabilities. Although the NPV measurement provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to, does not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income, and will differ from actual results.

Selected Assets and Liabilities which are Interest Rate Sensitive.   The following table provides information regarding the Bank’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2004. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing

At December 31, 2004	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Federal Funds	$40,241	$—	$—	$—	$—	$—
Average Interest Rate	2.49%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage—Backed Securities
Fixed Rate	$—	$—	$—	$9,214	$—	$—
Average Interest Rate	0.00%	0.00%	0.00%	4.49%	0.00%	0.00%
Loans—Fixed Rate	$1,062	$—	$—	$15	$21	$13,670
Average Interest Rate	8.80%	0.00%	0.00%	9.38%	8.88%	10.94%
Loans—Adjustable Rate	$294,312	$20,440	$94,645	$31,652	$15,034	$758
Average Interest Rate	5.03%	5.39%	5.31%	5.95%	6.04%	6.34%
Selected Liabilities
Interest-bearing transaction accounts	$12,688	$10,150	$8,120	$6,496	$5,197	$20,787
Average Interest Rate	1.31%	1.31%	1.31%	1.31%	1.31%	1.31%
Certificates of Deposits	$163,204	$36,154	$5,645	$5,152	$2,781	$781
Average Interest Rate	2.36%	3.06%	4.38%	3.82%	4.07%	4.86%
FHLB Advances	$108,000	$70,000	$—	$—	$—	$—
Average Interest Rate	2.22%	2.81%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Subordinated Debentures	$28,710	$—	$—	$—	$—	$—
Average Interest Rate	1.50%	14.01%	0.00%	0.00%	0.00%	0.00%

The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated balance sheets of Pacific Premier Bancorp and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAVRINEK, TRINE, DAY & CO., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
February 11, 2005

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
	2004	2003
ASSETS
Cash and due from banks	$3,003	$2,440
Federal funds sold	13,000	—
Cash and cash equivalents	16,003	2,440
Investment securities available for sale (Note 3)	36,455	39,845
Investment securities held to maturity: (Note 3)
Federal Home Loan Bank Stock, at cost	8,389	2,430
Participation Contract	—	5,977
Loans held for sale, net	532	804
Loans held for investment, net (Note 4)	469,822	246,796
Accrued interest receivable	1,938	1,122
Foreclosed real estate	351	979
Premises and equipment (Note 5)	5,244	5,330
Deferred income taxes (Note 10)	3,473	2,950
Other assets	917	695
TOTAL ASSETS	$543,124	$309,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts (Note 7)
Noninterest bearing	$11,732	$7,257
Interest bearing	277,155	214,190
Borrowings (Note 8)	196,400	48,600
Subordinated debentures (Note 9)	10,310	—
Accrued expenses and other liabilities	3,499	1,989
TOTAL LIABILITIES	499,096	272,036
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,258,738 (2004) and 5,255,072 (2003) shares issued and outstanding	53	53
Additional paid-in capital	67,564	67,546
Accumulated deficit	(23,280)	(30,021)
Accumulated other comprehensive loss, net of taxes of $217 (2004) and $0 (2003)	(309)	(246)
TOTAL STOCKHOLDERS’ EQUITY	44,028	37,332
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$543,124	$309,368

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2004	2003	2002
INTEREST INCOME:
Loans	$19,719	$12,366	$12,345
Investment securities and other interest-earning assets	3,504	4,882	6,527
Total interest income	23,223	17,248	18,872
INTEREST EXPENSE:
Interest-bearing deposits	5,482	4,954	6,314
Borrowings	1,995	541	535
Notes payable	—	1,992	1,851
Subordinated debentures	340	170	210
Total interest expense	7,817	7,657	8,910
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	15,406	9,591	9,962
PROVISION FOR LOAN LOSSES	705	655	1,133
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,701	8,936	8,829
NONINTEREST INCOME:
Loan servicing fee income	616	503	761
Deposit fee income	592	505	531
Net gain (loss) from sale of loans	105	328	(261)
Net gain on Participation Contract and investment securities (Note 1)	2,368	127	424
Other income	565	852	414
Total noninterest income	4,246	2,315	1,869
NONINTEREST EXPENSE:
Compensation and benefits	6,850	5,199	4,489
Premises and occupancy	1,356	1,405	1,890
Data processing and communications	310	370	541
Net (gain) loss on foreclosed real estate	(8)	116	86
Other expense	2,726	2,693	3,159
Total noninterest expense	11,234	9,783	10,165
INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	7,713	1,468	533
INCOME TAX PROVISION (BENEFIT) (Note 10)	972	(597)	(2,345)
NET INCOME	$6,741	$2,065	$2,878
EARNINGS PER SHARE:
Basic earnings per share	$1.28	$0.96	$2.16
Diluted earnings per share	$1.02	$0.61	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,256,334	2,161,314	1,333,572
Diluted	6,622,735	3,399,376	2,476,648

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
OTHER COMPREHENSIVE INCOME

(dollars in thousands)

				Accumulated
			Additional	Other			Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Income (loss)	Deficit	Income (Loss)	Equity
Balance at December 31, 2001	1,333,572	$13	$42,628	$(29)	$(34,964)		$7,648
Comprehensive Income
Net income					2,878	$2,878	2,878
Realized gain on investments, net of tax of $0				397		397	397
Total comprehensive income						$3,275
Capital Contribution Warrants (Note 9)			700				700
Balance at December 31, 2002	1,333,572	13	43,328	368	(32,086)		11,623
Comprehensive Income
Net income					2,065	2,065	2,065
Realized loss on investments, net of tax of $0				(614)		(614)	(614)
Total comprehensive income						$1,451
Issuance of stock, net of costs	3,921,500	40	24,218				24,258
Balance at December 31, 2003	5,255,072	53	67,546	(246)	(30,021)		37,332
Comprehensive Income
Net income					6,741	6,741	6,741
Realized loss on investments, net of tax of $217				(63)		(63)	(63)
Total comprehensive income						$6,678
Exercise of options	3,666		18				18
Balance at December 31, 2004	5,258,738	$53	$67,564	$(309)	$(23,280)		$44,028

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,741	$2,065	$2,878
Adjustments to net income:
Depreciation expense	446	510	680
Accretion of discount on notes payable	—	560	140
Provision for loan losses	705	655	1,133
Loss on sale, provision, and write-down of foreclosed real estate	66	267	969
Loss on sale and disposal on premises and equipment	21	5	21
Net unrealized and realized (gain) loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	333	347	118
Gain on sale of loans held for sale	—	(1)	(183)
Loss (gain) on sale of investment securities available for sale	42	(128)	(424)
Proceeds from the sales of and principal payments from loans held for sale	41	852	2,195
(Gain) loss on sale of loans held for investment	(105)	(327)	466
Net accretion on Participation Contract	(1,964)	(3,589)	(3,831)
Gain on sale and termination of Participation Contract	(2,410)	—	—
Change in current and deferred income tax receivable	(711)	(600)	(2,000)
Increase (decrease) in accrued expenses and other liabilities	1,510	(556)	186
Federal Home Loan Bank stock dividend	(90)	(85)	(147)
(Increase) decrease in accrued interest receivable and other assets	(860)	1,330	805
Net cash provided by operating activities	3,765	1,305	3,006
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	75,451	70,813	101,013
Purchase and origination of loans held for investment	(299,409)	(163,183)	(80,906)
Proceeds from sale and termination of residual assets of Participation Contract	8,848	—	—
Proceeds from Participation Contract	1,503	2,481	3,390
Principal payments on securities	840	6,342	6,138
Proceeds from sale of foreclosed real estate	1,125	3,003	6,003
Purchase of securities	(5,314)	(24,991)	(203,684)
Proceeds from sale or maturity of securities	7,436	34,284	173,493
Proceeds from sale of mortgage servicing rights	—	—	30
Increase in premises and equipment	(381)	(434)	(4,928)
(Purchase) redemption of FHLB stock	(5,869)	(405)	1,319
Net cash (used in) provided by investing activities	(215,770)	(72,090)	1,868
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	67,440	30,277	(40,990)
Proceeds from other borrowings	18,400	—	—
Proceeds from FHLB advances	129,400	28,600	20,000
Issuance of (payoff) of subordinated debentures	10,310	(1,500)	—
Proceeds from issuance of common stock	—	24,258	—
Proceeds from exercise of stock options	18	—	—
(Payoff of) proceeds from Senior Secured note	—	(12,000)	12,000
Net cash provided by (used in) financing activities	225,568	69,635	(8,990)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,563	(1,150)	(4,116)
CASH AND CASH EQUIVALENTS, beginning of period	2,440	3,590	7,706
CASH AND CASH EQUIVALENTS, end of period	$16,003	$2,440	$3,590
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,647	$7,005	$5,528
Income taxes paid	$1,039	$—	$—
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$563	$1,822	$5,227

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For Each of the Three Years in Period Ended December 31, 2004

1.                 Description of Business and Summary of Significant Accounting Policies

Basis of Presentation and Description of Business—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the “Corporation”) and its wholly owned subsidiaries, Pacific Premier Bank (the “Bank”) and Pacific Premier Investment Services, Inc. (consolidated into the Bank in 2004) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Corporation, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans. At December 31, 2004, the Bank had three depository branches located in the cities of San Bernardino, Seal Beach and Huntington Beach.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2004, $702,000 was allocated to cash reserves required by the Federal Reserve Bank for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

Participation Contract—The Participation Contract represents the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. During 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract and the 1997-2 and 1997-3 components of the Participation Contract were terminated early and the performing assets sold. Thus, the Participation Contract was no longer on the Company’s books at December 31, 2004.

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

Effective January 2001, the Company adopted the provisions of EITF 99-20 on a prospective basis based on the actual cash flows of the securitization trusts underlying the Participation Contract. At that time, the Company had decided that due to the uncertainty and inadequate cash flow history from the securitizations to the holders of the asset, that it was prudent to leave the Participation Contract on a non-accrual basis until there was a sufficient cash flow history. The Company commenced accreting the discount and the expected yield differential (the difference between the fair market value and the book value) on the Participation Contract during 2002 over the expected remaining life of the contract using a level yield methodology. The Company recorded discount accretion of $2.0 million and received cash proceeds of $10.4 million for year ended December 31, 2004.

The following table summarizes the factors used in determining the fair value of the Participation Contract at December 31, 2003 and the effects of adverse adjustments to these factors. The key assumptions in valuing the carrying value of the Participation Contract were the weighted average prepayment speed of 45.24%, the weighted average discount rate of 82.60%, and the weighted average default rate of 4.07%. The assumptions used for the prepayment speeds and credit losses are based on the historical performance of each of the three residual mortgage-backed securities. These assumptions and the sensitivity of the value of the Participation Contract to immediate adverse changes in the key assumptions are presented in the following table:

	At December 31,
	2004	2003
	(dollars in thousands)
Carrying Value of Participation Contract:	$—	$5,977
Fair Market Value of Participation Contract:	—	7,342
Prepayment speed assumption:	0.00%	45.24%
Fair value with a 10% adverse change	—	7,111
Fair value with a 20% adverse change	—	6,875
Discount rate assumption:	0.00%	82.60%
Fair value with a 100 basis point adverse change	—	5,950
Fair value with a 200 basis point adverse change	—	5,923
Credit loss assumption:	0.00%	4.07%
Fair value with a 10% adverse change	—	7,216
Fair value with a 20% adverse change	—	7,084

The table below shows data from the three securitizations that the Company had an interest in through the Participation Contract. Included are the outstanding principal loan balances, the credit losses for the year and the delinquent principal amounts for the period indicated.

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

Loans Held for Investment—The Bank’s real estate loan portfolio consists primarily of long-term loans secured by first and second trust deeds on single-family residences and first trust deeds on multi-family mortgages and commercial properties.

Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management’s intention, and the Bank has the ability, to hold these loans to maturity.

Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible.

The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Bank’s normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratio and the borrower’s current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period, based upon the contractual terms of the loan, or when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry charge-off experience on income property loans and other relevant factors in the area in which the Bank’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are evaluated on a quarterly basis and are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience. The unallocated allowance is based upon management’s evaluation of various conditions, the effect of which is not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank,

(2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. At December 31, 2004, the Bank had $36,000 in unallocated allowance. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2004, the Bank had $299,000 in a specific allowance on loans 90 days or more past due.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank’s control.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. In the years 2000 and 2001, management deemed it necessary to establish a valuation allowance totaling $11.6 million on the deferred tax assets. With the recapitalization in the year 2002 and the return to profitability, management began to reduce the valuation allowance as it appeared that it was more likely than not that the deferred tax assets would be realized. As of December 31, 2004, the remaining valuation allowance was $4.0 million. Management will continue to reduce the valuation allowance as long as the Company continues to be profitable and the realization of the deferred tax assets is more than likely.

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

Comprehensive Income—Beginning in 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No.130, “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Stock-Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation”, issued in 1995, encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS No. 123 does not require the application of the fair value method for employee awards and allows for the continuance of current accounting methods, which require accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this statement had been applied. The Company did not adopt the fair value accounting method in SFAS No. 123 with respect to its stock option plans and continues to account for such plans in accordance with Accounting Principles Board (APB) Opinion No. 25 through December 31, 2004 and the first quarter of 2005. SFAS No. 123R is effective for interim or annual reporting periods that beginning after June 15, 2005 (see “Recent Accounting Development”).

Advertising Costs—The Company expenses the costs of advertising in the period incurred.

Recent Accounting Developments—In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. In Management’s opinion, the adoption of this Statement would not have a material impact on the Company’s consolidated financial position or results of operations. The pro forma effects of applying SFAS No. 123 are disclosed below:

	2004	2003	2002
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$6,741	$2,065	$2,878
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(418)	(178)	(143)
Pro forma	$6,323	$1,887	$2,735
Basic earnings per share:
As reported	$1.28	$0.96	$2.16
Pro forma	$1.20	$0.87	$2.05
Diluted earnings per share:
As reported	$1.02	$0.61	$1.16
Pro forma	$0.95	$0.56	$1.10

In December 2004, FASB revised SFAS 123 and issued it under its new name, “Share-Based Payment”. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Bank must adopt this Statement for interim or annual reporting periods beginning after June 15, 2005 for all new stock option awards, as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Bank is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Bank cannot estimate the amount of stock awards, if any, that will be made in 2005. Subsequent to year-end, the Company’s board of directors approved acceleration of the vesting of all unvested stock options previously awarded to employees, officers, and directors, effective on March 4, 2005. The accelerated options were issued under the Pacific Premier Bancorp, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) and the Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”). The Board took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s compensation expense in future periods.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or operating results.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB NO. 51 (“FIN 46”) and in December 2003 FASB issued a revision (“FIN 46R”). FIN 46 and FIN46R address the requirements for consolidation by business enterprises of variable interest entities. Business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore may not be consolidated for financial reporting purposes. Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements. Accordingly, the Company’s investment in the Trust is carried as an investment in other assets and the funds borrowed from the Trust are presented as junior subordinated debt.

In January 2003, the FASB issued the Emerging Information Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investors (“EITF 03-1”), and in March 2004, FASB issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition of disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. The March 2004 update to EITF 03-1 includes guidance for the transition period and effective dates of disclosure requirements. In March 2004, the FASB also issued two proposed FASB Staff Positions (“FSP”): FSP EITF issue 03-1-a, which gives additional guidance on the determination of impairment for debt securities impaired because of interest rate and/or sector spread increases, and FSP EITF Issue 03-1-b, which delays the disclosure effective date for debt securities impaired because of interest rate and/or sector spread increases. The comment deadline for the proposed FSPs was October 29, 2004, and the application and effective dates of portions of EITF 03-1 are deferred until the issuance of FSP EITF Issue 03-1-a and FSP EITF Issue 03-1-b, which have been delayed for further deliberation. The adoption of EITF 03-1 and FSP EITF Issues 03-1-a and 03-1-b are not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”.  SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company’s financial position or results of operations.

Reclassifications—Certain amounts reflected in the 2003 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2004. These classifications are of a normal recurring nature. The following table reflects the reclassification of workers compensation expense from other expense to compensation and benefits.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended
	December 31, 2003	December 31, 2003
Compensation and benefits	$5,199	$5,041
Other expense	2,693	2,851
Total reclassifications	$7,892	$7,892

The following table reflects the reclassification on the statement of Company’s cash flows of gain on sale of loans held for investment and net accretion on Participation Contract from net cash used in investing activities to net cash provided by operating activities.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2003	December 31, 2003	Change
Gain on sale of loans held for investment	$(327)	$—	$(327)
Net accretion on Participation Contract	(3,589)	—	(3,589)
All Other Operating Activities	5,221	5,221	—
Net cash provided by operating activities	$1,305	$5,221	$(3,916)
Gain on sale of loans held for investment	—	(327)	327
Net accretion on Participation Contract	—	(3,589)	3,589
All Other Investing Activities	(72,090)	(72,090)	—
Net cash used in investing activities	$(72,090)	$(76,006)	$3,916

The following table reflects the reclassification on the statement of Corporation’s cash flows of the net accretion on Participation Contract from net cash used in investing activities to net cash provided by operating activities.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2003	December 31, 2003	Change
Net accretion on Participation Contract	$(3,589)	$—	$(3,589)
All Other Operating Activities	(7,874)	(7,874)	—
Net cash provided by operating activities	$(11,463)	$(7,874)	$(3,589)
Net accretion on Participation Contract	—	(3,589)	3,589
All Other Investing Activities	2,593	2,593	—
Net cash used in investing activities	$2,593	$(996)	$3,589

2.   Regulatory Capital Requirements and Other Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). At periodic intervals, both the Office of Thrift Supervision and the Federal Deposit Insurance Corporation routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

The Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2004
Total Capital (to risk-weighted assets)	$51,315	13.59%	$30,206	8.00%	$37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,071	9.09%	21,602	4.00%	27,002	5.00%
Tier 1 Capital (to risk-weighted assets)	51,315	13.00%	15,103	4.00%	22,655	6.00%

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2003
Total Capital (to risk-weighted assets)	$28,437	13.22%	$17,214	8.00%	$21,518	10.00%
Tier 1 Capital (to adjusted tangible assets)	26,883	8.94%	12,034	4.00%	15,042	5.00%
Tier 1 Capital (to risk-weighted assets)	28,437	12.49%	8,607	4.00%	12,911	6.00%

3.   Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$9,262	$—	$48	$9,214
Mutual Funds	27,719	—	478	27,241
Total securities available for sale	$36,981	$—	$526	$36,455
Securities held to maturity:
FHLB Stock	$8,389	$—	$—	$8,389
Participation Contract	—	—	—	—
Total securities and Participation Contract held to maturity	$8,389	$—	$—	$8,389
Total securities and Participation Contract	$45,370	$—	$526	$44,844

	December 31, 2003
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$10,389	$5	$19	$10,375
Mutual Funds	29,702	—	232	29,470
Total securities available for sale	$40,091	$5	$251	$39,845
Securities held to maturity:
FHLB Stock	$2,430	$—	$—	$2,430
Participation Contract	5,977	1,365	—	7,342
Total securities and Participation Contract held to maturity	$8,407	$1,365	$—	$9,772
Total securities and Participation Contract	$48,498	$1,370	$251	$49,617

The weighted average interest rates on total investment securities, excluding the Participation Contract, were 3.36% and 3.03% at December 31, 2004 and 2003, respectively.

At December 31, 2004, $9.2 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, $27.7 million in mutual funds are redeemable with a one-day notice unless pledged for borrowings and the FHLB stock is redeemable on the last business day of the month following a quarter end if FHLB is redeeming their stock that quarter. At December 31, 2004, the above securities were pledged as collateral on different credit lines.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2004. The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. In an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
		Holding		Holding		Holding
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Mortgage-backed securities	$9,214	$(48)	$—	$—	$9,214	$(48)
Mutual Funds	—	—	27,241	(478)	27,241	(478)
Total	$9,214	$(48)	$27,241	$(478)	$36,455	$(526)

4.   Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2004	2003
	(in thousands)
Real estate
Residential:
One-to-four family	$21,759	$35,736
Multi-family	394,583	188,939
Construction and Land	—	3,646
Commercial	54,502	20,667
Other loans:
Loans secured by deposit accounts	—	140
Unsecured commercial loans	103	—
Unsecured consumer loans	75	93
Total gross loans held for investment	471,022	249,221
Less (plus):
Undisbursed loan funds	—	1,016
Deferred loan origination costs-net	(1,600)	(831)
Discounts	174	256
Allowance for estimated loan losses	2,626	1,984
Loans held for investment, net	$469,822	$246,796

From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower’s ability to repay may be impacted by economic factors in the region.

The following summarizes activity in the allowance for loan losses for the year ended December 31:

	2004	2003	2002
	(in thousands)
Balance, beginning of year	$1,984	$2,835	$4,364
Provision for loan losses	705	655	1,133
Recoveries	337	494	452
Charge-offs	(400)	(2,000)	(3,114)
Balance, end of year	$2,626	$1,984	$2,835

It is the Bank’s policy not to accrue interest on loans 90 days or more past due. The Company had nonaccrual and nonperforming loans at December 31, 2004, 2003, and 2002 of $2.4 million, $2.7 million, and $5.2 million, respectively. If such loans had been performing in accordance with their original terms, the Bank would have recorded additional loan interest income of $317,000, $406,000, and $708,000 for a total of $20.0 million, $12.8 million, and $12.6 million, respectively, instead of loan interest income actually recognized of $19.7 million, $12.4 million, and $12.3 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

The following summarizes information related to the Bank’s impaired loans at December 31:

	2004	2003	2002
	(in thousands)
Total impaired loans	$2,258	$2,510	$5,891
Related reserves, general and specific, on impaired loans	384	417	1,422
Average impaired loans for the year	2,216	3,274	8,779
Total interest income recognized on impaired loans	120	147	296

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of $7.7 million at December 31, 2004. At December 31, 2004, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $4.9 million.

There were no loans to or activity with directors and executive officers during the year ended December 31, 2004 or 2003.

5.   Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2004	2003
	(in thousands)
Land	$1,410	$1,410
Premises	3,463	3,157
Leasehold improvements	1,144	1,214
Furniture, fixtures and equipment	2,198	3,228
Automobiles	—	—
Subtotal	8,215	9,009
Less: accumulated depreciation	(2,971)	(3,679)
Total	$5,244	$5,330

Depreciation expense was $446,000, $510,000, and $680,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6.                 Foreclosed Real Estate

The following summarizes the activity in the real estate owned, net of the allowance, for the years ended December 31:

	2004	2003
	(in thousands)
Balance, beginning of year	$979	$2,427
Additions—foreclosures	563	1,822
Sales	(1,125)	(3,003)
Write downs	(66)	(267)
Balance, end of year	$351	$979

7.                 Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

Transaction accounts	2004 Balance	Weighted Average Interest Rate	2003 Balance	Weighted Average Interest Rate
	(dollars in thousands)
Checking accounts:
Noninterest-bearing	$11,732	0.00%	$7,257	0.00%
Interest-bearing	27,418	0.76%	33,687	1.60%
Passbook accounts	3,595	0.24%	3,975	0.52%
Money market accounts	32,425	1.89%	26,486	1.82%
Total transaction accounts	75,170	1.10%	71,405	1.46%
Certificate accounts:
Under $100,000	151,998	2.58%	102,997	2.57%
$100,000 and over	61,719	2.76%	47,045	2.67%
Total certificate accounts	213,717	2.63%	150,042	2.60%
Total Deposits	$288,887	2.23%	$221,447	2.23%

The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

	2004	2003
	(in thousands)
Within one year	$163,204	$101,976
One to two years	36,154	33,755
Two to three years	5,645	3,785
Three to four years	5,152	4,422
Four to five years	2,781	5,337
Thereafter	781	767
	$213,717	$150,042

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2004	2003	2002
	(in thousands)
Checking accounts	$327	$424	$394
Passbook accounts	12	25	28
Money market accounts	473	387	216
Certificate accounts	4,670	4,118	5,676
	$5,482	$4,954	$6,314

8.                 Advances from Federal Home Loan Bank and Other Borrowings

The Bank had $178.0 million and $48.6 million borrowings with the FHLB at of December 31, 2004 and 2003, respectively. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $299.9 million and $103.4 million, and FHLB stock of $8.4 million and $2.4 million at December 31, 2004 and 2003, respectively.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Average balance outstanding	$95,601	$19,352	$16,257
Maximum amount outstanding at any month-end during the year	178,000	48,600	20,000
Balance outstanding at end of year	178,000	48,600	20,000
Weighted average interest rate during the year	1.99%	2.80%	3.29%

The maturities of FHLB advances are as follows:

	December 31, 2004		December 31, 2003
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year	$108,000	2.22%	$40,600	1.76%
Due in two years	70,000	2.81%	8,000	2.33%
	$178,000		$48,600

In March 2004, the Bank established a three year $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. In March 2004, the Bank had taken a one year advance in the amount of $8.4 million, secured by $9.3 million in mortgage backed securities at an interest rate of 1.42%. In addition, the Bank has established a credit facility, secured by the mutual funds pledged to Pershing Bank. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current Federal Funds rate plus 75 basis points. At December 31, 2004, the Bank had borrowed $10.0 million against the line.

At December 31, 2004, the Bank had unsecured lines of credit with two banks in the amount of $5.0 million each. There was no borrowing against these lines at December 31, 2004. Other borrowings in 2003 consist of a Senior Secured Note payable to New Life Holdings, LLC. The following summarizes activities in other borrowings:

	Year Ended December 31,
	2004	2003
	(dollars in thousands)
Average balance outstanding	$6,657	$9,128
Maximum amount outstanding at any month-end during the year	18,400	12,000
Balance outstanding at end of year	18,400	—
Weighted average interest rate during the year	1.50%	21.83%

In addition to the $12,000,000 Senior Secured Note, issued in January 2002, the Corporation issued warrants to purchase 1,166,400 shares of stock at an exercise price of $0.75 per share, which expire in January, 2012. The closing price of the Company’s stock on November 19, 2001, the day before execution of the financing agreement, was $1.35 per share. The intrinsic value of the warrants at the time of the transaction was $700,000, which was accounted for as an original issue discount. The discount was being amortized over the term of the Senior Secured Note, which was due in 2007. In October 2003, the Note was paid off and the remaining unamortized balance of the discount totaling $455,000 was expensed. Interest expense of $2.0 million, related to the Senior Secured Note, including $560,000 of discount amortization, was charged to operations for the year ended December 31, 2003.

9.                 Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 4.35% as of December 31, 2004. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering. The Corporation contributed $5.0 million of the proceeds of the Debt Securities offering to the Bank as additional capital to support the planned growth of the Bank.

On March 14, 1997, the Company issued subordinated debentures (Debentures) in the aggregate principal amount of $10,000,000 through a private placement and pursuant to a Debenture Purchase Agreement. The Debentures originally matured on March 15, 2004 and bore an interest rate of 13.5% per annum and were payable semi-annually. The Debentures were direct, unconditional obligations that ranked with all other existing and future unsecured and subordinated indebtedness.

Holders of the Debentures had the option at September 15, 1998 to require the Company to purchase all or part of the holder’s outstanding Debentures at a price equal to 100% of the principal amount repurchased plus accrued interest through the repurchase date. On September 15, 1998, holders of $8.5 million in Debentures exercised their option to have the Company repurchase their Debentures as of December 14, 1998, thereby reducing outstanding Debentures to $1.5 million. The remaining Debentures were paid in full in October 2003.

10.          Income Taxes

Income taxes for the year ended December 31 consisted of the following:

	2004	2003	2002
	(in thousands)
Current (benefit) provision:
Federal	$823	$—	$(327)
State	455	3	(5)
Total current (benefit) provision	1,278	3	(332)
Deferred (benefit) provision:
Federal	(276)	(600)	(2,013)
State	(30)	—	—
Total deferred (benefit) provision	(306)	(600)	(2,013)
Total income tax provision (benefit)	$972	$(597)	$(2,345)

A reconciliation from statutory federal income taxes to the Company’s effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2004	2003	2002
	(in thousands)
Statutory federal taxes	$2,359	$—	$(327)
State taxes, net of federal income tax benefit	776	3	(5)
Change in valuation allowance	(1,426)	(600)	(1,964)
Other	(737)	—	(49)
Total	$972	$(597)	$(2,345)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2004	2003
	(in thousands)
Deferred tax assets:
Accrued expenses	$84	$230
Net operating loss	6,776	7,074
Allowance for loan losses	1,177	907
Loans held for sale	24	42
Unrealized losses on available for sale securities	217	—
Impairment on Participation Contract	—	695
Other	118	225
Total deferred tax assets	8,396	9,173
Deferred tax liabilities:
Deferred state taxes	(380)	(350)
Federal Home Loan Bank Stock	(359)	(275)
Depreciation	(155)	(143)
Other	—	—
Total deferred tax liabilities	(894)	(768)
Total deferred tax	7,502	8,405
Less valuation allowance	(4,029)	(5,455)
Net deferred tax asset	$3,473	$2,950

At December 31, 2004, there was a valuation allowance of approximately $4.0 million against the net operating loss deferred tax asset. The Company has a net operating loss carryforward of approximately $17.3 million for federal income tax purposes which expires in 2023. In addition, the Bank has a net operating loss carryforward of approximately $8.4 million for state franchise tax purposes, which expires in 2013. With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date. The ownership change reduced the Federal and State net operating loss carryforward by $5.8 million and $3.3 million, respectively. The annual usable net operating loss carryforward going forward is approximately $932,000 per year. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $4.0 million will be eliminated.

11.          Commitments, Contingencies and Concentrations of Risk

Legal Proceedings—In December 1999, the Corporation together with certain officers, directors, and third parties were named as defendants in a securities class action lawsuit titled ‘Funke v. Life Financial, et al’. The lawsuit was filed in the United States District Court for the Southern District of New York, and asserts claims under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Securities Act of 1933, as amended (“Securities Act”), in connection with purchases and sales of the Corporation’s common stock in its 1997 public offering. The plaintiffs’ Exchange Act cause of action was dismissed and the parties have signed a proposed settlement agreement with regard to the remaining cause of action. Under the proposed settlement agreement, the defendants have collectively agreed to pay and have paid $825,000 (of which the Company paid $120,000). The court held a Fairness Hearing regarding the proposed settlement on March 2, 2005, and at that hearing, approved the settlement agreement. See “Note 18 Subsequent Event” for additional information.

In February 2004, the Bank and various other financial institutions were named in a class action lawsuit relating to loans originated by a third party defendant. The plaintiffs allege violations of state law relating to origination fees, interest rates, and other charges. The Bank has filed a motion to be dismissed from the lawsuit, which motion is now pending before the court.

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

Lease Commitments—The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2005	$237,684
2006	75,636
2007	16,435
2008	—
Thereafter	—
$329,755

Rental expense under all operating leases totaled $274,000, $269,000, and $558,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Employment Agreements—The Corporation and the Bank have negotiated an employment agreement with their Chief Executive Officer. This agreement provides for the payment of a base salary, a bonus based upon the individual performance and overall performance of the Bank and Company, provides a vehicle for the use of the CEO, and the payment of severance benefits upon termination.

Availability of Funding Sources—The Company funds substantially all of the loans, which it originates or purchases through deposits, internally generated funds, or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

12.          Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the Plan, employees may contribute from 1% to 50% of their compensation. In 2004, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. In 2003 and 2002, the Bank matched 25% of the amount contributed by the employee up to a maximum of 8% of the employee’s salary. The amounts of contributions made to the Plan by the Bank were approximately $138,000, $34,000, and $24,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the Plan)—The Plan was approved by the Shareholders in May 2004. The Plan authorizes the granting of options equal to 525,500 shares of the common stock for issuances to executives, key employees, officers, and directors. The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted. Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan will vest at a rate of 33.3% per year. See Subsequent Events regarding acceleration of vesting. The following is a summary of activity in the 2004 Option Plan during the years ended December 31, 2004 and the Life Financial Corporation 2000 Stock Option Incentive Plan for 2003.

	2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	183,122	$10.86	117,372	$10.99
Granted	212,225	11.69	73,250	10.12
Exercised	(3,666)	5.05	—	—
Forfeited	(4,334)	6.93	(7,500)	5.85
Options outstanding at the end of the year	387,347	$11.40	183,122	$10.86
Options exercisable at the end of the year	276,750		149,750
Weighted average remaining contractual life of options outstanding at end of year	8.6 Years		8.4 Years

The following table summarizes information about incentive stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.66-$5.85	69,500	7.20	$4.93	69,500	7.20	$4.93
$7.47-$11.29	207,250	9.29	10.48	207,250	9.29	10.48
$13.39-$55.00	110,597	8.26	17.18	—	—	—
	387,347	8.62	$11.40	276,750	8.77	$9.09

The fair value of options granted under the 2004 Option Plan and 2000 Option Plan during 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 44.70% and 36.56%, respectively, risk-free interest rate of 4.51% and 4.34%, respectively and expected average lives of 10 years. In 2004, options were granted at an average exercise price of $11.69 per share, with an average fair market value at date of grant of $7.38 per share.

13.   Financial Instruments with Off Balance Sheet Risk

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The Company’s commitments to extend credit at December 31, 2004 and 2003 totaled $8.8 million and $2.3 million, respectively.

14.   Fair Value of Financial Instruments

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

	At December 31, 2004
	Estimated	Carrying
	Fair Value	Amount
	(in thousands)
Assets:
Cash and cash equivalents	$16,003	$16,003
Securities available for sale	36,455	36,455
FHLB Stock, at cost	8,389	8,389
Participation Contract	—	—
Loans held for sale, net	532	532
Loans held for investment, net	470,038	469,822
Accrued interest receivable	1,938	1,938
Liabilities:
Deposit accounts	289,059	288,887
FHLB Advances	177,628	178,000
Other Borrowings	18,400	18,400
Subordinated debentures	11,633	10,310
Accrued interest payable	354	354

	At December 31, 2003
	Estimated	Carrying
	Fair Value	Amount
	(in thousands)
Assets:
Cash and cash equivalents	$2,440	$2,440
Securities available for sale	39,845	39,845
FHLB Stock, at cost	2,430	2,430
Participation Contract	7,342	5,977
Loans held for sale, net	804	804
Loans held for investment, net	246,870	246,796
Accrued interest receivable	1,122	1,122
Liabilities:
Deposit accounts	222,510	221,447
FHLB Advances	48,674	48,600
Notes payable	—	—
Subordinated debentures	—	—
Accrued interest payable	34	34

Participation Contract—Fair value was estimated using discounted cash flows based on the internal rate of return assigned according to the level of risks and uncertainties of the asset. Further information regarding the Participation Contract is provided in Note 1—Description of Business and Summary of Significant Accounting Policies ‘‘Participation Contract’’. During 2004, the three residual interest components of the Participation Contract were either sold or terminated. The Participation Contract was previously recorded on the Company’s financial statements at $6.0 million for the year ended December 31, 2003 with an estimated fair value of $7.3 million.

Cash and Cash Equivalents—The carrying amount approximates fair value.

Securities Available for Sale—Fair values are based on quoted market prices.

FHLB Stock—The carrying value approximates the fair value because the stock is redeemed at par.

Loans Held for Sale—Fair values are based on quoted market prices or dealer quotes.

Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors. The fair value of nonperforming loans with a carrying value of approximately $2.4 million and $2.7 million at December 31, 2004 and 2003, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. These impaired loans are primarily residential real estate loans.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003.

15.   Earnings Per Share

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2004:
Net income applicable to earnings per share	$6,741
Basic earnings per share
Income available to common stockholders	6,741	5,256,334	$1.28
Effect of dilutive securities
Warrants and stock option plans		1,366,401
Diluted earnings per share
Income available to common stockholders	$6,741	6,622,735	$1.02

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2003:
Net income applicable to earnings per share	$2,065
Basic earnings per share
Income available to common stockholders	2,065	2,161,314	$0.96
Effect of dilutive securities
Warrants and stock option plans		1,238,062
Diluted earnings per share
Income available to common stockholders	$2,065	3,399,376	$0.61

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2002:
Net income applicable to earnings per share	$2,878
Basic earnings per share
Income available to common stockholders	2,878	1,333,572	$2.16
Effect of dilutive securities
Warrants and stock option plans		1,143,076
Diluted earnings per share
Income available to common stockholders	$2,878	2,476,648	$1.16

16.   Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.

(Parent company only)

	At December 31,
	2004	2003
	(in thousands)
STATEMENTS OF FINANCIAL CONDITION
Assets:
Cash and cash equivalents	$2,443	$2,517
Loans held for investment	167	194
Foreclosed real estate-net	—	—
Investment in subsidiaries	49,042	26,870
Income Tax Receivable	175	—
Deferred income taxes	2,408	2,350
Participation Contract	—	5,976
Other assets	357	14
Total Assets	$54,592	$37,921
Liabilities:
Subordinated debentures	$10,310	$—
Accrued expenses and other liabilities	254	589
Total Liabilities	10,564	589
Total Stockholders’ Equity	44,028	37,332
Total Liabilities and Stockholders’ Equity	$54,592	$37,921

PACIFIC PREMIER BANCORP, INC.

(Parent company only)

	For the Years Ended December 31,
	2004	2003	2002
	(in thousands)
STATEMENTS OF OPERATIONS:
Interest Income	$2,102	$3,628	$3,846
Interest Expense	340	2,162	2,061
Net interest income	1,762	1,466	1,785
Noninterest Income	2,654	514	326
Noninterest Expense	844	965	517
Equity In Net Earnings (Loss) Of Subsidiaries	3,235	3,898	(1,042)
Income Before Income Tax Provision	6,807	4,913	552
Income Tax Provision (Benefit)	66	2,848	(2,326)
Net Income	$6,741	$2,065	$2,878

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

	For the Years Ended December 31,
SUMMARY STATEMENTS OF CASH FLOWS	2004	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,741	$2,065	$2,878
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of Senior Secured Note	—	560	140
Gain on sale of foreclosed real estate	—	(116)	(270)
Gain on sale of Participation Contract	(2,410)	—	—
Net accretion on Participation Contract	(1,964)	(3,589)	(3,831)
Equity in net earnings of subsidiaries	(22,235)	(10,898)	(3,658)
Increase (decrease) in accrued expenses and other liabilities	(335)	61	(3,777)
Decrease in current and deferred taxes	(233)	—	(2,000)
Decrease (increase) in other assets	(343)	454	(136)
Net cash used in operating activities	(20,779)	(11,463)	(10,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	26	79	44
Purchase and origination of loans held for investment	—	(86)	(121)
Gain on sale of loans held for investment	—	—	(3)
Proceeds from the sale of foreclosed real estate	—	118	268
Cash paid to acquire foreclosed real estate	—	—	—
Proceeds from Participation Contract	1,503	2,482	3,390
Proceeds from sale and (purchase) of Participation Contract	8,848	—	(4,428)
Net cash provided by (used in) investing activities	10,377	2,593	(850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of subordinated debentures	—	(1,500)	—
(Payoff of) and proceeds from issuance of Senior Secured Note	—	(12,000)	12,000
Proceeds from issuance of common stock	18	24,258	—
Proceeds from issuance of subordinated debentures	10,310	—	—
Net cash provided by financing activities	10,328	10,758	12,000
Net (Decrease) Increase In Cash And Cash Equivalents	(74)	1,888	496
Cash And Cash Equivalents, Beginning Of Year	2,517	629	133
Cash And Cash Equivalents, End Of Year	$2,443	$2,517	$629

17.          Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
2004
Interest income.	$5,265	$5,700	$5,927	$6,331
Interest expense	1,458	1,742	2,082	2,535
Provision for estimated loan losses	57	208	195	245
Noninterest income	1,959	524	761	1,002
Noninterest expense	2,772	2,730	3,042	2,690
Income Tax Provision	12	194	219	547
Net income	$2,925	$1,350	$1,150	$1,316
Earnings per share:
Basic	$0.56	$0.26	$0.22	$0.25
Diluted	$0.44	$0.21	$0.17	$0.20
2003
Interest income	$4,029	$4,142	$4,173	$4,904
Interest expense	1,974	1,882	1,886	1,915
Provision for estimated loan losses	639	42	(1)	(25)
Noninterest income	639	731	575	370
Noninterest expense	2,313	2,483	2,336	2,651
Income Tax (Benefit) Provision	—	(398)	(197)	(2)
Net (loss) income	$(258)	$864	$724	$735
(Loss) Earnings per share:
Basic	$(0.19)	$0.65	$0.54	$0.14
Diluted	$(0.19)	$0.34	$0.28	$0.13
2002
Interest income	$5,083	$5,142	$4,445	$4,202
Interest expense	2,285	2,310	2,230	2,085
Provision for estimated loan losses	334	(142)	788	153
Noninterest income	640	50	788	391
Noninterest expense	2,741	2,764	2,129	2,531
Income Tax (Benefit) Provision	(25)	7	(2,328)	1
Net income (loss)	$388	$253	$2,414	$(177)
Earnings (Loss) per share:
Basic	$0.29	$0.19	$1.81	$(0.13)
Diluted	$0.18	$0.10	$0.95	$(0.07)

18.          Subsequent Events

On March 2, 2005, United States District Court for the Southern District of New York held the Fairness Hearing regarding the proposed settlement on the securities class action lawsuit titled ‘Funke v. Life Financial, et al’ and approved the settlement.

On March 3, 2005, the board of directors of Pacific Premier Bancorp, Inc., (the “Company”), approved acceleration of the vesting of all unvested stock options previously awarded to employees, officers, and directors of the Company, effective March 4, 2005. The accelerated options were issued under the Pacific Premier Bancorp, Inc. 2000 Plan and the Pacific Premier Bancorp, Inc. 2004 Plan. The Board took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s reported compensation expense in future periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

[None]

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its President and Chief Executive Officer along with its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s President and Chief Executive Officer along with its Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

[None].

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

The Registrant adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Registrant’s Code of Ethics is available on its internet website at www.ppbi.net. The Registrant intends to disclose future amendments to, or waivers from, the provisions of its Code of Ethics that apply to the specified officers or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation and directors’ compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed within 120 days after the end of the Registrant’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed within 120 days after the end of the Registrant’s fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, the Company’s 2004 Stock Option Plan, and with respect to the outstanding Warrants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2000 Stock Option Plan	186,622	$11.19	19,150
2004 Stock Option Plan	200,725	$11.60	324,775
Warrants	1,166,400	$0.75	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2005, which will be filed within 120 days after the end of the Registrant’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference from the Company’s definitive proxy statement, which will be filed within 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report.

(1)         The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.
Consolidated Statements of Financial Condition as of December 31, 2004 and 2003.
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.

(2)         All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)         The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc.(1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended.(1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.(4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc.(5)
4.3	Indenture from PPBI Trust I.(8)
10.1	2000 Stock Incentive Plan.(6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999.(7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated June 27, 2002.(2)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated June 27, 2002.(2)*
10.7	Employment Agreement between Pacific Premier Bancorp and Steven Gardner dated January 2, 2004.(9)*
10.8	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004.(9)*
10.9	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002.(2)
10.10	Amended and Restated Declaration of Trust from PPBI Trust I.(8)
10.11	Guarantee Agreement from PPBI Trust I.(8)

21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)          Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.

(2)          Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.

(3)          Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.

(4)          Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.

(5)          Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.

(6)          Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.

(7)          Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.

(8)   Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.

(9)   Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 15, 2004.

*                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
	By:	/s/ STEVEN R. GARDNER
Steven R. Gardner
President and Chief Executive Officer
DATED: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN R. GARDNER	President and Chief Executive Officer	March 30, 2005
Steven R. Gardner	(principl executive officer)
/s/ JOHN SHINDLER	Executive Vice President and Chief Financial Officer	March 30, 2005
John Shindler	(principal financial and accounting officer)
/s/ RONALD G. SKIPPER	Chairman of the Board and Directors	March 30, 2005
Ronald G. Skipper
/s/ JOHN D. GODDARD	Director	March 30, 2005
John D. Goddard
/s/ KENT G. SNYDER	Director	March 30, 2005
Kent G. Snyder
/s/ SAM YELLEN	Director	March 30, 2005
Sam Yellen
/s/ ROY HENDERSON	Director	March 30, 2005
Roy Henderson
/s/ MICHAEL L. MCKENNON	Director	March 30, 2005
Michael L. McKennon