Form 10-Q
period 2005-03-31
PACIFIC PREMIER BANCORP INC
filed 2005-05-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,258,738 shares of common stock par value $0.01 per share, were outstanding as of May 10, 2005.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED MARCH 31, 2005

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$4,542	$3,003
Federal funds sold	2,100	13,000
Cash and cash equivalents	6,642	16,003
Investment securities available for sale	36,170	36,455
Investment securities held to maturity:
FHLB Stock, at cost	10,697	8,389
Loans:
Loans held for sale, net	510	532
Loans held for investment, net	520,798	469,822
Accrued interest receivable	2,341	1,938
Foreclosed real estate	264	351
Premises and equipment	5,132	5,244
Income taxes receivable	229	188
Deferred income taxes	3,486	3,473
Other assets	950	729
Total Assets	$587,219	$543,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$11,325	$11,732
Interest bearing:
Transaction accounts	66,403	63,438
Certificates of deposit	212,682	213,717
Total Deposits	290,410	288,887
Borrowings	238,100	196,400
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	2,891	3,499
Total Liabilities	$541,711	$499,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,258,738 shares issued and outstanding at March 31, 2005 and 5,258,738 shares issued and outstanding at December 31, 2004.	$53	$53
Additional paid-in capital; common stock and warrants	67,564	67,564
Accumulated deficit	(21,646)	(23,280)
Accumulated other comprehensive loss, net of tax of $324 (2005) and $217 (2004)	(463)	(309)
Total Stockholders’ Equity	$45,508	$44,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,219	$543,124

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
INTEREST INCOME:
Loans	$6,767	$4,053
Other interest-earning assets	440	1,212
Total interest income	7,207	5,265

INTEREST EXPENSE:
Interest-bearing deposits	1,680	1,218
Other borrowings	1,266	232
Subordinated debentures	135	8
Total interest expense	3,081	1,458

NET INTEREST INCOME	4,126	3,807

PROVISION FOR LOAN LOSSES	145	57

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,981	3,750

NONINTEREST INCOME:
Loan servicing fee income	152	144
Bank and other fee income	128	141
Net gain from loan sales	69	—
Net gain from investment securities	—	1,573
Other income	277	101
Total noninterest income	626	1,959

NONINTEREST EXPENSE:
Compensation and benefits	1,889	1,622
Premises and occupancy	322	363
Data processing	83	79
Net (gain) loss on foreclosed real estate	(9)	18
Other expense	532	689
Total noninterest expense	2,817	2,771

INCOME BEFORE INCOME TAXES	1,790	2,938
PROVISION FOR INCOME TAXES	156	12
NET INCOME	$1,634	$2,926

INCOME PER SHARE:
Basic income per share	$0.31	$0.56
Diluted income per share	$0.24	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,258,738	5,255,072
Diluted	6,694,388	6,575,431

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Net income	—	—	—	2,926	—	$2,926	2,926
Unrealized loss on investments, net of tax of ($49)	—	—	—	—	176	176	176
Total comprehensive income	—	—	—	—	—	$3,102	—
Balance at March 31, 2004	5,255,072	$53	$67,546	$(27,095)	$(70)		$40,434

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Net income	—	—	—	1,634	—	$1,634	1,634
Unrealized loss on investments, net of tax of ($107)	—	—	—	—	(154)	(154)	(154)
Total comprehensive income	—	—	—	—	—	$1,480	—
Balance at March 31, 2005	5,258,738	$53	$67,564	$(21,646)	$(463)		$45,508

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,634	$2,926
Adjustments to Net Income:
Depreciation expense	93	127
Provision for loan losses	145	63
Loss on sale, provision, and write-down of foreclosed real estate	32	38
Net unrealized loss and amortization on investment securities	131	83
Loss on sale of investment securities available for sale	—	13
Gain on sale of loans held for investment	(69)	—
Net accretion on Participation Contract	—	(902)
Gain on sale and termination of residual assets of Participation Contract	—	(1,586)
Proceeds from the sales of and principal payments from loans held for sale	(2)	37
Change in current and deferred income tax receivable	(54)	(56)
Decrease in accrued expenses and other liabilities	(608)	(58)
Increase in other assets	(624)	(606)
Net cash provided by operating activities	678	79

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	18,347	16,141
Purchase, origination and advances of loans held for investment	(69,429)	(64,024)
Principal payments on securities	—	840
Proceeds from sale of foreclosed real estate	109	328
Proceeds from sale or maturity of securities	—	2,000
Proceeds from Participation Contract	—	539
Proceeds from sale and termination of residual assets of Participation Contract	—	6,300
Decrease (increase) in premises and equipment	19	(25)
Purchase of FHLB stock	(2,308)	(845)
Net cash used in investing activities	(53,262)	(38,746)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	1,523	30,296
Proceeds from FHLB advances	49,600	11,400
(Repayment of) proceeds from other borrowings	(7,900)	8,400
Issuance of subordinated debentures	—	10,310
Net cash provided by financing activities	43,223	60,406

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,361)	21,739
CASH AND CASH EQUIVALENTS, beginning of period	16,003	2,440
CASH AND CASH EQUIVALENTS, end of period	$6,642	$24,179

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$3,141	$1,465
Income taxes paid	$310	$—

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$54	$88

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2005.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Net income to common stockholders:
As reported	$1,634	$2,926
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	63
Pro forma	$1,634	$2,863

Basic earnings per share:
As reported	$0.31	$0.56
Pro forma	$0.31	$0.54

Diluted earnings per share:
As reported	$0.24	$0.44
Pro forma	$0.24	$0.44

                In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB NO. 51” (“FIN 46”) and in December 2003, FASB issued a revision (“FIN 46R”).  FIN 46 and FIN 46R address the requirements for consolidation by business enterprises of variable interest entities.  Subsidiary business trusts formed by bank holding companies to issue trust preferred securities and lend the proceeds to the parent holding company have been determined to not meet the definition of a variable interest entity and therefore must be deconsolidated for financial reporting purposes.  Bank holding companies have previously consolidated these entities and reported the trust preferred securities as liabilities in the consolidated financial statements.  The Company adopted this statement at the time of the issuance of the junior subordinated debentures in March 2004, which did not have a material impact on the Company’s financial statements as subordinated debentures are reported as a component of liabilities.  See Note 4 — Subordinated Debentures.

                In December 2004, the FASB staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees.  SFAS No. 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005.  On April 14, 2005, the effective date was amended by the Securities and Exchange Commission.  As a result, SFAS No. 123R is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005.  Therefore, we will begin to expense options in the first quarter of 2006, unless further amended by the Securities and Exchange Commission.  Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect adoption to have a material effect on the firm’s financial condition, results of operations, or cash flows.

Note 2 — Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2005 (Unaudited)

Total Capital (to risk-weighted assets)	$52,945	13.02%	$32,528	8.00%	$40,660	10.00%
Tier 1 Capital (to adjusted tangible assets)	50,498	8.65%	23,364	4.00%	29,205	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	52,945	12.42%	16,264	4.00%	24,396	6.00%

At December 31, 2004

Total Capital (to risk-weighted assets)	$51,316	13.59%	$30,206	8.00%	$37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,072	9.09%	21,600	4.00%	27,001	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	51,316	13.00%	15,103	4.00%	22,655	6.00%

Note 3 — Borrowings

At March 31, 2005, the Bank had one advance on its $100 million credit facility with Salomon Brothers due September 2005, at a rate of 3.46%, in the amount of $8.4 million, which is secured by $9.1 million in mortgage-backed securities.  At March 31, 2005, the Bank also had one advance against its credit facility, secured by mutual funds pledged to Pershing Bank, in the amount of $2.1 million at a rate of 3.50%.  Additionally, the Company had $227.6 million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 2.71% and a weighted average maturity of 0.55 years, as of March 31, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $369.7 million.  As of March 31, 2005, the Bank was able to borrow up to 40% of its total assets as of February 28, 2005 under the line, which amounted to $227.7 million, an increase of $37.1 million from the prior quarter.  FHLB advances consisted of the following as of March 31, 2005:

			Weighted
			Average
FHLB Advances Maturing in:	Amount	% of Total	Interest Rate
	(dollars in thousands)
One month or less	$68,600	30.14%	2.94%
Over one month to three months	24,000	10.54%	1.85%
Over three months to six months	35,000	15.38%	2.84%
Over six months to one year	35,000	15.38%	2.51%
Over one year	65,000	28.56%	2.83%

Total FHLB Advances	$227,600	100.00%	2.71%

Note 4 — Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% for an effective rate of 5.41% as of March 31, 2005.

Under FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.  Prior to the issuance of FIN 46R, bank holding companies typically consolidated these entities and reported the Trust Preferred Securities as a component of liabilities.

Note 5 — Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2005 and 2004.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 117,597 and 42,372 shares for March 31, 2005 and March 31, 2004, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeded the average market price.

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended March 31,
	2005			2004
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$1,634			$2,926

Basic EPS Earnings Available to common stockholders	$1,634	5,258,738	$0.31	$2,926	5,255,072	$0.56
Effect of Warrants and Dilutive Stock Options	—	1,435,650		—	1,320,359

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,634	6,694,388	$0.24	$2,926	6,575,431	$0.44

Note 6 —Sale of portions of the Participation Contract

In March 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million.  The gain on sale was $1.6 million.  In August 2004, the 1997-2 component of the Participation Contract was terminated early and the performing assets sold. The gain on the sale was $387,000. In November 2004, the final residual interest component of the Participation Contract, the 1997-3 residual, was terminated early and the performing assets sold. The gain on the sale was $437,000.

Note 7 — Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three months ended March 31, 2005 and 2004 of $500,000 and $1.1 million, respectively.  The Company’s valuation allowance for deferred taxes was $3.5 million at March 31, 2005. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company recognizes continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.5 million will be eliminated.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2005 and 2004.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2004 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses” and “Provision (Benefit) for Income Taxes” discussed later in this document and in our 2004 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $587.2 million as of March 31, 2005 compared to $543.1 million as of December 31, 2004.  The $44.1 million or 8.1% increase in total assets is primarily the result of a $50.1 million increase in loans held for investment offset by a decrease in cash of $9.3 million.

Investment Securities

A summary of the Company’s securities as of March 31, 2005 and December 31, 2004 is as follows (dollars in thousands):

	March 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,238	$—	$129	$9,109
Mutual Funds (2)	27,719	—	658	27,061
Total securities available for sale	$36,957	$—	$787	$36,170

Securities Held to Maturity:
FHLB Stock	$10,697	$—	$—	$10,697
Total securities held to maturity	$10,697	$—	$—	$10,697

Total securities and Participation Contract	$47,654	$—	$787	$46,867

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$9,262	$—	$48	$9,214
Mutual Funds	27,719	—	478	27,241
Total securities available for sale	$36,981	$—	$526	$36,455

Securities Held to Maturity:
FHLB Stock	$8,389	$—	$—	$8,389
Total securities held to maturity	$8,389	$—	$—	$8,389

Total securities and Participation Contract	$45,370	$—	$526	$44,844

(1)          Mortgage-backed securities consists of one collateralized mortgage obligation (“CMO”) secured by the Federal Home Loan Mortgage Corporation “(FHLMC”), with a carrying value of $9.1 million.  The CMO has been pledged as collateral for the $8.4 million advance on the Company’s secured line of credit.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended March 31, 2005. $3.0 million of the mutual funds have been pledged to Pershing Bank on an advance of $2.1 million.

Investment Securities by Contractual Maturity

As of March 31, 2005

(dollars in thousands)

	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$9,109	4.35%	$9,109	4.35%

Mutual Fund	27,061	3.30%	—	0.00%	—	0.00%	—	0.00%	27,061	3.30%

Total securities available for sale	27,061	3.30%	—	0.00%	—	0.00%	9,109	4.35%	36,170	3.56%

FHLB Stock	10,697	4.45%	—	0.00%	—	0.00%	—	0.00%	10,697	4.45%

Total securities held to maturity	10,697	4.45%	—	0.00%	—	0.00%	—	0.00%	10,697	4.45%

Total securities	$37,758	3.63%	$—	0.00%	$—	0.00%	$9,109	4.35%	$46,867	3.77%

Loans

Gross loans outstanding totaled $522.6 million at March 31, 2005 compared to $471.6 million at December 31, 2004, which represents a 43.2% annualized growth rate. The Company’s multi-family loans and commercial real estate secured loans grew during the first quarter of 2005 at an annualized rate of 32.6% and 150.6%, respectively.

The Bank originated $49.7 million, $18.9 million, and $844,000, respectively, of adjustable rate multi-family and commercial real estate secured loans and commercial business loans for the three months ending March 31, 2005.  Principal repayments and loan sales totaled $10.3 million and $8.1 million, respectively, for the three months ending March 31, 2005.

                A summary of the Company’s loan originations and principal repayments for the three months ended March 31, 2005 and 2004 are as follows (dollars in thousands):

	For the Three Months ended
	March 31, 2005	March 31, 2004

Beginning balance, gross	$471,609	$250,117
Loans originated:
Multi-family	49,661	58,445
Commercial real estate	18,922	5,240
Commercial business loans	844	—
Other	1	5
Total loans originated	69,428	63,690
Loans purchased:
Multi-family	—	—
Commercial real estate	—	—
Commercial business loans	—	—
Total loans purchased	—	—
Subtotal — Production	69,428	63,690
Total	541,037	313,807
Less:
Principal repayments	10,341	16,435
Net Charge-offs	4	(13)
Sales of loans	8,055	—
Transfers to REO	54	88
Total Gross loans	522,583	297,297
Ending balance loans held for sale (gross)	555	777
Ending balance loans held for investment (gross)	$522,028	$296,520

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	March 31, 2005			December 31, 2004
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Interest Rate	Amount	Total	Interest Rate

Real Estate Loans:
Multi-family	$426,784	81.66%	5.31%	$394,582	83.66%	5.12%
Commercial	75,025	14.36%	5.68%	54,502	11.56%	5.54%
One-to-four family (1)	19,853	3.80%	9.78%	22,347	4.74%	9.67%
Commercial business	844	0.16%	6.85%	103	0.02%	5.25%
Other Loans	77	0.01%	4.39%	75	0.02%	4.54%
Total Gross loans	$522,583	100.00%	5.54%	$471,609	100.00%	5.38%

(1) Includes second trust deeds.

Allowance for Loan Losses

                  The allowance for loan losses totaled $2.8 million as of March 31, 2005 and $2.6 million as of December 31, 2004. The allowance for loan losses as a percent of nonperforming loans was 142.1% and 110.8% as of March 31, 2005 and December 31, 2004, respectively.  Net nonperforming loans totaled $1.7 million at March 31, 2005 and $2.1 million as of December 31, 2004, or 0.33% and 0.45% of total assets, respectively.

                  The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 31 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within the income property portfolio. Given the composition of the Company’s loan portfolio, the $2.8 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2005. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

                  The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Balance, beginning of period	$2,626	$1,984

Provision for loan losses	145	63

Charge-offs
Real estate:
One-to-four family	(47)	(68)
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Other loans	(3)	(9)
Total Charge-offs	(50)	(77)
Recoveries
Real estate:
One-to-four family	30	21
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Other loans	16	69
Total Recoveries	46	90
Net (charge-offs) recoveries	(4)	13

Balance, end of period	$2,767	$2,060

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonperforming assets is primarily due to decreases in nonperforming one-to-four family loans and real estate owned of $423,000 and $88,000, respectively.  All nonperforming loans consist of one-to-four family loans.

	At March 31,	At December 31,
(dollars in thousands)	2005	2004
Nonperforming loans:
Real Estate:
One-to-four family	$1,948	$2,371
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Other loans	—	—
Total nonaccrual loans	1,948	2,371
Foreclosures in process	—	—
Specific Allowance	(214)	(244)
Total nonperforming loans, net	1,734	2,127
Foreclosed Real Estate Owned	264	351
Total nonperforming assets, net (1)	$1,998	$2,478

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.53%	0.56%

Allowance for loan losses as a percent of total nonperforming loans, gross	142.06%	110.77%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.33%	0.45%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.34%	0.46%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)   Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $499.1 million at December 31, 2004 to $541.7 million at March 31, 2005.  The increase is primarily due to an increase in FHLB advances of $59.6 million partially offset by a decrease in the advances from Pershing Bank of $7.9 million.

The Company had $238.1 million in FHLB advances and other borrowings as of March 31, 2005, compared to $196.4 million in such borrowings at December 31, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $256.0 million.  During the quarter, FHLB increased the amount the Bank may borrow from 35% of the Bank’s assets to 40% of its assets. As of March 31, 2005, the maximum the Bank may borrow was $227.7 million, based on the Bank’s assets as of February 28, 2005.  The total cost of the Company’s borrowings at March 31, 2005 was 2.85%, an increase of 119 basis points compared to the same period in 2004.

Deposits increased by $1.5 million to $290.4 million at March 31, 2005, compared to $288.9 million of deposits at December 31, 2004.  The increase in deposits was primarily comprised of an increase of $2.5 million in transaction accounts which was partially offset by a decrease in certificates of deposits of $1.0 million. During the three months ended March 31, 2005, the cost of deposits increased 44 basis points to 2.50% compared to the same period in 2004.

Total stockholder’s equity increased $1.5 million to $45.5 million at March 31, 2005, compared to $44.0 million at December 31, 2004, largely due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2005 and 2004:

The Company reported net income of $1.6 million for the quarter ended March 31, 2005, or $0.24 per diluted share, compared with $2.9 million, or $0.44 per diluted share for the same period a year ago.  The year ago results included a one time gain of $1.6 million from the sale of one of three residual interest components which comprised the Company’s Participation Contract and $902,000 in accretion income from the Participation Contract.  Excluding the aforementioned gain and accretion income from last year’s results, net income for the first quarter of 2005 increased $1.2 million or 400% over last year’s results.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.  See Note 5 — Earnings Per Share.

Return on average assets for the quarter ended March 31, 2005 was 1.18%, compared to 3.53% for the same period in 2004.  The Company’s return on average equity for the quarter ended March 31, 2005 was 14.58%, compared to 30.80% for the quarter ended March 31, 2004.  The Company’s basic and diluted book value per share increased to $8.65 and $7.28, respectively, at March 31, 2005, reflecting an annualized increase of 13.4% and 11.3% from December 31, 2004.  Options whose exercise price exceeds the closing market price as of March 31, 2005 are excluded from the diluted book value calculation.

Net Interest Income

For the three months ended March 31, 2005, net interest income before provision for loan losses increased to $4.1 million from $3.8 million for the same period a year earlier.  The increase was attributable to an increase of $224.0 million in average loans outstanding, which was partially offset by increases in average borrowings and deposits of $159.8 million and $54.5 million, respectively.  Additionally, the quarter ended March 31, 2004 included interest income of $902,000 generated from the Participation Contract, which was eliminated in 2004.

The Company’s average net interest margin for the quarter ended March 31, 2005 was 3.06% compared to 4.81% for the same period a year ago.  The elimination of the Participation Contract interest income represents 61.1% of the decrease in the net interest margin.  The remaining decrease was primarily attributable to a decrease in the average yield on net loans of 54 basis points and an increase in the average cost of funds of 43 basis points.  The decrease in loan yield is primarily due to the origination of short-term adjustable rate loans and the prepayment of the Bank’s discontinued higher yielding subprime loans.  The increase in the cost of funds is attributable to the overall rising interest rate environment.

The following tables set forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2005 and 2004.

                The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands, unaudited)
Assets
Interest-earning assets:
Cash and cash equivalents	$348	$11	12.64%	$1,144	$5	1.75%
Federal funds sold	365	2	2.19%	158	1	2.53%
Investment securities	45,643	427	3.74%	40,467	304	3.00%
Participation Contract	—	—	—	6,094	902	59.21%
Loans receivable	492,721	6,767	5.49%	268,740	4,053	6.03%
Total interest-earning assets	539,077	7,207	5.35%	316,603	5,265	6.65%

Non-interest-earning assets	14,985			14,515
Total assets	$554,062			$331,118

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$76,197	$259	1.36%	$71,609	$205	1.15%
Certificate accounts	214,285	1,421	2.65%	164,396	1,013	2.46%
Total interest-bearing deposits	290,482	1,680	2.31%	236,005	1,218	2.06%

Borrowings	204,250	1,266	2.48%	54,007	232	1.72%
Subordinated debentures	10,310	135	5.24%	772	8	4.15%
Total interest-bearing liabilities	505,042	3,081	2.44%	290,784	1,458	2.01%

Non-interest-bearing liabilities	4,178			2,333
Total liabilities	509,220			293,117

Equity	44,842			38,001
Total liabilities and equity	$554,062			$331,118

Net interest income		$4,126			$3,807
Net interest rate spread			2.91%			4.64%
Net interest margin			3.06%			4.81%
Ratio of interest-earning assets to interest-bearing liabilities			106.74%			108.88%

                The following table sets forth the effects of changing rates and volumes (changes in the average balances) on the Company’s net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three Months Ended March 31, 2005
	Compared to
	Three Months Ended March 31, 2004
	Increase (decrease) due to
			Rate/
	Rate	Volume	Volume	Net
	(dollars in thousands)
Interest earning assets:
Cash and cash equivalents	$125	$(14)	$(105)	$6
Federal Funds	1	5	(5)	1
Investment securities	298	156	(331)	123
Participation Contract	—	(3,608)	2,706	(902)
Loans receivable, net (1)	(1,449)	13,512	(9,349)	2,714
Total interest earning assets	(1,025)	10,051	(7,084)	1,942

Interest bearing liabilities:
Passbook accounts, money market, and checking	153	53	(152)	54
Certificate accounts	308	1,230	(1,130)	408
Borrowings	411	2,582	(1,959)	1,034
Subordinated debentures	9	395	(277)	127
Total interest bearing deposits	881	4,260	(3,518)	1,623
Change in net interest income	$(1,906)	$5,791	$(3,566)	$319

Provision for Loan Losses

                  For the three months ended March 31, 2005, provision for loan losses was $145,000 compared to $57,000 for the same period in 2004. The increase is primarily attributable to the significant growth in the Bank’s loan portfolio of $51.1 million since December 31, 2004.  Net charge-offs for the quarter were $4,000, while for the same period in 2004 there were net recoveries of $13,000.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

Noninterest Income

            Noninterest income decreased to $626,000 compared with $2.0 million for the same period a year ago.  The decrease for the quarter was primarily the result of the $1.6 million gain from the sale of one residual interest component of the Participation Contract in 2004, which was partially offset by an increase in other income of $176,000 and net gain from loan sales of $69,000.

Noninterest Expense

                Noninterest expense for the quarter ended March 31, 2005 was $2.8 million, a $46,000 increase compared to the same period in the prior year.  The increase in noninterest expense was the result of an increase in compensation and benefits of $267,000, which was partially offset by decreases in nearly all other noninterest expense categories.

At March 31, 2005, the Company had 75 full-time equivalent employees compared to 72 at March 31, 2004.

Provision (Benefit) for Income Taxes

                The Company’s income tax provision for the three months ended March 31, 2005 and 2004 was $156,000 and $12,000, respectively. The Company benefited from a reduction in its valuation allowance for deferred taxes in the three months ended March 31, 2005 and 2004 of $500,000 and $1.1 million, respectively.  The Company’s valuation allowance for deferred taxes was $3.5 million at March 31, 2005. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth, in the near future. As the Company recognizes continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.5 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 6.17% and 18.64% for the quarters ended March 31, 2005 and 2004, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $678,000 for the three months ended March 31, 2005, compared to $79,000 for the three months ended March 31, 2004.  Net cash (used in) investing activities was ($53.3) million for the three months ended March 31, 2005, compared to ($38.7) million for the three months ended March 31, 2004.  Net cash provided by financing activities was $43.2 million for the three months ended March 31, 2005, compared to $60.4 million for the three months ended March 31, 2004.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2005, cash and cash equivalents totaled $6.6 million and short-term investments totaled $27.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances.

As of March 31, 2005 and December 31, 2004, the Bank had outstanding commitments for loan originations of $1.4 million and $8.1 million, respectively.  There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2005 compared to the period ended December 31, 2004 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of March 31, 2005, the Bank met the capital ratios required to be considered well capitalized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2004. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Form 10-K.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(c) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II.                                                OTHER INFORMATION

Item 1.    Legal Proceedings

In December 1999, the Corporation together with certain officers, directors, and third parties were named as defendants in a securities class action lawsuit titled ‘Funke v. Life Financial, et al’.  The lawsuit was filed in the United States District Court for the Southern District of New York, and asserts claims under the Exchange Act and the Securities Act of 1933, as amended (“Securities Act”), in connection with purchases and sales of the Corporation’s common stock in its 1997 public offering.  The plaintiffs’ Exchange Act cause of action was dismissed and the parties have signed a proposed settlement agreement with regard to the remaining cause of action which was approved at a Fairness Hearing on March 2, 2005.  Under the settlement agreement, the defendants collectively agreed to pay and have paid $825,000 (of which the Company paid $120,000).

During February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans.  On March 29, 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court. We intend to appeal the trial court’s ruling and to vigorously defend.

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

PACIFIC PREMIER BANCORP, INC.,

	By:	/s/ Steven R. Gardner
May 10, 2005		Steven R. Gardner
Date		President and Chief Executive Officer
(principal executive officer)

/s/ John Shindler
May 10, 2005		John Shindler
Date		Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.