Form 10-Q
period 2005-06-30
PACIFIC PREMIER BANCORP INC
filed 2005-08-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,258,738 shares of common stock par value $0.01 per share, were outstanding as of August 15, 2005.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED JUNE 30, 2005

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$3,155	$3,003
Federal funds sold	18,500	13,000
Cash and cash equivalents	21,655	16,003
Investment securities available for sale	36,183	36,455
Investment securities held to maturity:
FHLB Stock, at cost	11,230	8,389
Loans:
Loans held for sale, net	452	532
Loans held for investment, net	552,085	469,822
Accrued interest receivable	2,529	1,938
Foreclosed real estate	247	351
Premises and equipment	5,115	5,244
Income taxes receivable	80	188
Deferred income taxes	3,894	3,473
Other assets	999	729
Total Assets	$634,469	$543,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$16,502	$11,732
Interest bearing:
Transaction accounts	62,128	63,438
Certificates of deposit	219,136	213,717
Total Deposits	297,766	288,887
Borrowings	274,426	196,400
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	4,394	3,499
Total Liabilities	$586,896	$499,096

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,258,738 shares issued and outstanding at June 30, 2005 and 5,258,738 shares issued and outstanding at December 31, 2004.	$53	$53
Additional paid-in capital; common stock and warrants	67,553	67,564
Accumulated deficit	(19,592)	(23,280)
Accumulated other comprehensive loss, net of tax of 308 (2005) and $217 (2004)	(441)	(309)
Total Stockholders’ Equity	$47,573	$44,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,469	$543,124

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
INTEREST INCOME:
Loans	$7,588	$4,643	$14,355	$8,696
Other interest-earning assets	473	1,057	912	2,269
Total interest income	8,061	5,700	15,267	10,965

INTEREST EXPENSE:
Interest-bearing deposits	1,911	1,290	3,591	2,508
Other borrowings	1,749	354	3,015	586
Notes Payable	—	—	—	—
Subordinated debentures	149	98	283	106
Total interest expense	3,809	1,742	6,889	3,200

NET INTEREST INCOME	4,252	3,958	8,378	7,765

PROVISION FOR LOAN LOSSES	90	208	235	264

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,162	3,750	8,143	7,501

NONINTEREST INCOME:
Loan servicing fee income	336	99	488	243
Bank and other fee income	131	152	259	293
Net gain from loan sales	25	58	94	58
Net gain from investment securities	—	—	—	1,573
Other income	788	215	1,065	316
Total noninterest income	1,280	524	1,906	2,483

NONINTEREST EXPENSE:
Compensation and benefits	1,811	1,641	3,700	3,264
Premises and occupancy	321	334	643	697
Data processing	80	74	163	153
Net (gain) loss on foreclosed real estate	(16)	23	(25)	41
Other expense	691	658	1,222	1,347
Total noninterest expense	2,887	2,730	5,703	5,502

INCOME BEFORE INCOME TAXES	2,555	1,544	4,346	4,482
PROVISION FOR INCOME TAXES	502	194	658	206
NET INCOME	$2,053	$1,350	$3,688	$4,276

INCOME PER SHARE:
Basic income per share	$0.39	$0.26	$0.70	$0.81
Diluted income per share	$0.31	$0.21	$0.56	$0.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,258,738	5,255,072	5,258,738	5,255,072
Diluted	6,558,718	6,559,354	6,628,863	6,567,392

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Net income	—	—	—	4,276	—	$4,276	4,276
Unrealized loss on investments, net of tax of ($49)	—	—	—	—	(203)	(203)	(203)
Total comprehensive income	—	—	—	—	—	$4,073	—
Balance at June 30, 2004	5,255,072	$53	$67,546	$(25,745)	$(449)		$41,405

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Net income	—	—	—	3,688	—	$3,688	3,688
Unrealized loss on investments, net of tax of ($91)	—	—	—	—	(132)	(132)	(132)
Total comprehensive income	—	—	—	—	—	$3,556	—
Shares repurchased	(2,500)	(25)	(26)	—	—		(51)
Stock options exercised	2,500	25	15	—	—		40
Balance at June 30, 2005	5,261,238	$53	$67,553	$(19,592)	$(441)		$47,573

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$3,688	$4,276
Adjustments to Net Income:
Depreciation expense	172	244
Provision for loan losses	235	264
Loss on sale, provision, and write-down of foreclosed real estate	60	51
Net unrealized loss and amortization on investment securities	140	377
Loss on sale of investment securities available for sale	—	13
Gain on sale of loans held for investment	(94)	(58)
Net accretion on Participation Contract	—	(1,556)
Proceeds from the sales of and principal payments from loans held for sale	(8)	63
Change in current and deferred income tax receivable	(313)	(475)
Increase in accrued expenses and other liabilities	895	1,172
Federal Home Loan Bank stock dividend	(170)	(44)
Increase in other assets	(857)	(739)
Net cash provided by operating activities	3,748	3,588

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	38,536	34,688
Purchase, origination and advances of loans held for investment	(120,952)	(138,168)
Principal payments on securities	—	840
Proceeds from sale of foreclosed real estate	144	721
Purchase of securities	—	(5,284)
Proceeds from sale or maturity of securities	—	2,203
Proceeds from Participation Contract	—	1,193
Proceeds from sale and termination of residual assets of Participation Contract	—	4,714
Decrease (increase) in premises and equipment	(47)	(110)
Purchase of FHLB stock	(2,671)	(1,854)
Net cash used in investing activities	(84,990)	(101,057)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	8,879	47,476
Proceeds from FHLB advances	70,926	42,900
Proceeds from other borrowings	7,100	8,400
Issuance of subordinated debentures	—	10,310
Proceeds from exercise of stock options	(11)	—
Net cash provided by financing activities	86,894	109,086

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	5,652	11,617
CASH AND CASH EQUIVALENTS, beginning of period	16,003	2,440
CASH AND CASH EQUIVALENTS, end of period	$21,655	$14,057

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$6,784	$3,160
Income taxes paid	$1,021	$2

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$100	$324

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2005, the results of its operations for three and six months ended June 30, 2005 and 2004 and its stockholders’ equity, comprehensive income and cash flows for the six months ended June 30, 2005 and 2004.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2005.

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

The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended
	June 30, 2005	June 30, 2004
	(Unaudited)
Net income to common stockholders:
As reported	$2,053	$1,350
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	87
Pro forma	$2,053	$1,263

Basic earnings per share:
As reported	$0.39	$0.26
Pro forma	$0.39	$0.24

Diluted earnings per share:
As reported	$0.31	$0.21
Pro forma	$0.31	$0.19

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

In December 2004, the FASB staff issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123R, “Share-Based Payment.”  SFAS No. 123R focuses primarily on transactions in which the entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award.  SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees.  SFAS No. 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005.  On April 14, 2005, the effective date was amended by the SEC.  As a result, SFAS No. 123R is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005.  Therefore, we will begin to expense options in the first quarter of 2006, unless further amended by the SEC.  Management is currently evaluating the effect of adoption of SFAS No. 123R, but does not expect adoption to have a material effect on the firm’s financial condition or cash flows. However, any future issuance of options will reduce earnings.

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2005 (Unaudited)

Total Capital (to risk-weighted assets)	$54,722	12.59%	$34,761	8.00%	$43,452	10.00%
Tier 1 Capital (to adjusted tangible assets)	52,232	8.27%	25,259	4.00%	31,573	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	54,722	12.02%	17,381	4.00%	26,071	6.00%

At December 31, 2004

Total Capital (to risk-weighted assets)	$51,316	13.59%	$30,206	8.00%	$37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,072	9.09%	21,600	4.00%	27,001	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	51,316	13.00%	15,103	4.00%	22,655	6.00%

Note 3 – Borrowings

At June 30, 2005, the Bank had one advance in the amount of $8.4 million on its $100 million credit facility with Salomon Brothers due September 2005, at a rate of 3.46% per annum, which is secured by $9.1 million in mortgage-backed securities.  At June 30, 2005, the Bank also had one advance in the amount of $17.1 million at a rate of 3.75% per annum against its $18.9 million credit facility, secured by mutual funds pledged to Pershing Bank, and Fed Funds purchased in the amount of $10.0 million at a rate of 3.60% per annum.  Additionally, the Company had $238.9 million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 3.05% and a weighted average maturity of 0.55 years, as of June 30, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $417.9 million.  As of June 30, 2005, the Bank was able to borrow up to 40% of its total assets as of May 31, 2005 under the line, which amounted to $238.9 million, an increase of $11.2 million from the prior quarter.  FHLB advances consisted of the following as of June 30, 2005:

			Weighted
			Average Annual
FHLB Advances Maturing in:	Amount	% of Total	Interest Rate
	(dollars in thousands)
One month or less	$18,926	7.92%	2.97%
Over one month to three months	55,000	23.02%	3.07%
Over three months to six months	75,000	31.39%	3.10%
Over six months to one year	65,000	27.21%	2.88%
Over one year	25,000	10.46%	3.37%

Total FHLB Advances	$238,926	100.00%	3.05%

Note 4 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum for an effective rate of 5.89% per annum as of June 30, 2005.

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

Note 5 – Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2005 and 2004.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 116,997 and 47,372 shares for June 30, 2005 and June 30, 2004, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeded the average market price.

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended June 31,
	2005			2004
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$2,053			$1,350

Basic EPS Earnings Available to common stockholders	$2,053	5,258,738	$0.39	$1,350	5,255,072	$0.26
Effect of Warrants and Dilutive Stock Options	—	1,299,980		—	1,304,282

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$2,053	6,558,718	$0.31	$1,350	6,559,354	$0.21

	For the Six Months Ended June 30,
	2005			2004
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$3,688			$4,276

Basic EPS Earnings Available to common stockholders	$3,688	5,258,738	$0.70	$4,276	5,255,072	$0.81
Effect of Warrants and Dilutive Stock Options	—	1,370,125		—	1,312,320

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$3,688	6,628,863	$0.56	$4,276	6,567,392	$0.65

Note 6 –Sale of portions of the Participation Contract

In March 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract for $6.3 million.  The gain on sale was $1.6 million.

Note 7 – Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and six months ended June 30, 2005 and the three and six months ended 2004 of $500,000, $1.0 million, $472,000 and $1.1 million, respectively.  The Company’s valuation allowance for deferred taxes was $3.0 million at June 30, 2005. The decrease in the deferred tax valuation allowance is due to management’s updated forecast of taxable earnings for the foreseeable future. As the Company recognizes continuous taxable income and if the earnings projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.0 million will be eliminated.

Note 8 – Subsequent Event

On July 14, 2005 the Bank purchased a building with a ground lease with 18 years remaining plus an option to extend the term for four additional five year periods for $725,000.  The building will be depreciated on a straight-line basis over the term of the lease and the monthly rent on the ground lease is $8,800.  The Bank will be relocating its Huntington Beach branch to the new location when the branch’s current lease terminates in January 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2005 and 2004.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2004 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank currently operates three full-service branches in Southern California located in the cities of San Bernardino, Seal Beach and Huntington Beach.  The Bank offers a variety of products and services for consumers and small businesses, which include checking, savings, money market accounts and certificates of deposit.  Additionally, the Bank’s lending activities are focused on generating loans secured by multi-family and commercial real estate properties, as well as, business loans throughout Southern California. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

FINANCIAL CONDITION

Total assets of the Company were $634.5 million as of June 30, 2005, compared to $543.1 million as of December 31, 2004.  The $91.3 million or 16.8% increase in total assets was the result of increases of $82.2 million, or 17.5%, in net loans and $5.5 million in federal funds sold.

Investment Securities

A summary of the Company’s securities as of June 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,213	$—	$(85)	$9,128
Mutual Funds (2)	27,719	—	(664)	27,055
Total securities available for sale	$36,932	$—	$(749)	$36,183

Securities Held to Maturity:
FHLB Stock	$11,230	$—	$—	$11,230
Total securities held to maturity	$11,230	$—	$—	$11,230

Total securities	$48,162	$—	$(749)	$47,413

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$9,262	$—	$(48)	$9,214
Mutual Funds	27,719	—	(478)	27,241
Total securities available for sale	$36,981	$—	$(526)	$36,455

Securities Held to Maturity:
FHLB Stock	$8,389	$—	$—	$8,389
Total securities held to maturity	$8,389	$—	$—	$8,389

Total securities	$45,370	$—	$(526)	$44,844

(1)   Mortgage-backed securities consists of one collateralized mortgage obligation (“CMO”) secured by the Federal Home Loan Mortgage Corporation “(FHLMC”), with a carrying value of $9.1 million.  The CMO has been pledged as collateral for the $8.4 million advance on the Company’s secured line of credit.

(2)   The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended June 30, 2005. $24.4 million of the mutual funds have been pledged to Pershing Bank to secure an advance of $17.1 million under its $19.1 million line of credit.

Investment Securities by Contractual Maturity

As of June 30, 2005

(dollars in thousands)

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$9,128	4.34%	$9,128	4.34%

Mutual Fund	27,055	3.46%	—	0.00%	—	0.00%	—	0.00%	27,055	3.46%

Total securities available for sale	27,055	3.46%	—	0.00%	—	0.00%	9,128	4.34%	36,183	3.68%

FHLB Stock	11,230	4.33%	—	0.00%	—	0.00%	—	0.00%	11,230	4.33%

Total securities held to maturity	11,230	4.33%	—	0.00%	—	0.00%	—	0.00%	11,230	4.33%

Total securities	$38,285	3.72%	$—	0.00%	$—	0.00%	$9,128	4.34%	$47,413	3.84%

Loans

Gross loans outstanding totaled $553.8 million at June 30, 2005 compared to $471.6 million at December 31, 2004, which represents a 34.9% annualized growth rate. The Company’s multi-family loans and commercial real estate secured loans grew during the second quarter of 2005 at an annualized rate of 18.8% and 68.3%, respectively.

The Bank originated $34.8 million, $16.2 million, and $554,000, respectively, of adjustable-rate multi-family loans, commercial real estate secured loans, and commercial business loans for the three months ended June 30, 2005 and $84.5 million, $35.1 million, and $1.4 million, respectively, for the six months ended June 30, 2005.  Principal repayments and loan sales for the three and six months ending June 30, 2005 totaled $17.9 million, $2.2 million, $28.3 million, and $10.3 million, respectively,

A summary of the Company’s loan originations and principal repayments for the six months ended June 30, 2005 and 2004 are as follows (dollars in thousands):

	For the Six Months ended
	June 30, 2005	June 30, 2004

Beginning balance, gross	$471,609	$250,117
Loans originated:
Multi-family	84,469	119,858
Commercial real estate	35,083	17,758
Commercial business loans	1,398	—
Other	1	8
Total loans originated	120,951	137,624
Total	592,560	387,741
Less:
Principal repayments	28,279	30,012
Net Charge-offs	82	53
Sales of loans	10,297	5,195
Transfers to REO	100	324
Total Gross loans	553,802	352,157
Ending balance loans held for sale (gross)	491	702
Ending balance loans held for investment (gross)	$553,311	$351,455

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	June 30, 2005			December 31, 2004
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Interest Rate	Amount	Total	Interest Rate

Real Estate Loans:
Multi-family	$446,818	80.69%	5.54%	$394,582	83.66%	5.12%
Commercial	87,833	15.86%	6.28%	54,502	11.56%	5.54%
One-to-four family (1)	17,780	3.21%	9.89%	22,347	4.74%	9.67%
Commercial business	1,346	0.24%	7.14%	103	0.02%	5.25%
Other Loans	25	0.00%	11.85%	75	0.02%	4.54%
Total Gross loans	$553,802	100.00%	5.80%	$471,609	100.00%	5.38%

(1) Includes second trust deeds.

Allowance for Loan Losses

The allowance for loan losses totaled $2.8 million as of June 30, 2005 and $2.6 million as of December 31, 2004. The allowance for loan losses as a percent of nonperforming loans was 194.6% and 110.8% as of June 30, 2005 and December 31, 2004, respectively.  Net nonperforming loans totaled $1.3 million at June 30, 2005 and $2.1 million as of December 31, 2004, or 0.23% and 0.45% of total assets, respectively.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 32 quarters, and a historical delinquency migration analysis.  For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within the income property portfolio. Given the composition of the Company’s loan portfolio, the $2.8 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2005. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance, beginning of period	$2,767	$2,060	$2,626	$1,984

Provision for loan losses	90	201	225	264

Charge-offs
Real estate:
One-to-four family	(121)	(51)	(158)	(119)
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Commercial Business	—	—	—	—
Other loans	(2)	(68)	(5)	(77)
Total Charge-offs	(123)	(119)	(163)	(196)
Recoveries
Real estate:
One-to-four family	42	22	72	43
Multi-family	—	—	—	—
Commercial	—	—	—	—
Construction and land	—	—	—	—
Commercial Business	—	—	—	—
Other loans	3	31	19	100
Total Recoveries	45	53	91	143
Net (charge-offs) recoveries	(78)	(66)	(72)	(53)

Balance, end of period	$2,779	$2,195	$2,779	$2,195

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonperforming assets is primarily due to decreases in nonperforming one-to-four family loans and real estate owned of $943,000 and $104,000, respectively.  All nonperforming loans consist of one-to-four family loans.

(dollars in thousands)	At June 30, 2005	At December 31, 2004
Nonperforming loans:
Real Estate:
One-to-four family	$1,428	$2,371
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Commercial Business	—	—
Other loans	—	—
Total nonaccrual loans	1,428	2,371
Foreclosures in process	—	—
Specific Allowance	(172)	(244)
Total nonperforming loans, net	1,256	2,127
Foreclosed Real Estate Owned	247	351
Total nonperforming assets, net (1)	$1,503	$2,478

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.50%	0.56%

Allowance for loan losses as a percent of total nonperforming loans, gross	194.61%	110.77%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.23%	0.45%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.24%	0.46%

(1)   Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)   Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $499.1 million at December 31, 2004 to $586.9 million at June 30, 2005.  The increase is primarily due to increases in FHLB advances of $60.9 million, deposits of $8.9 million, and other borrowings of $17.1 million.

The Company had $274.4 million in FHLB advances and other borrowings as of June 30, 2005, compared to $196.4 million in such borrowings at December 31, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $417.9 million.  The Bank may borrow up to 40% of its assets under the line.  As of June 30, 2005, the maximum the Bank may borrow was $238.9 million, based on the Bank’s assets as of May 31, 2005.  The total cost of the Company’s borrowings at June 30, 2005 was 2.93%, an increase of 98 basis points compared to the same period in 2004.

Deposits increased by $8.9 million to $297.8 million at June 30, 2005, compared to $288.9 million of deposits at December 31, 2004.  The increase in deposits was primarily comprised of increases of $3.5 million in transaction accounts and $6.0 million in broker certificates of deposits. During the three months ended June 30, 2005, the cost of deposits increased 53 basis points to 2.64% compared to the same period in 2004.

Total stockholder’s equity increased $3.5 million to $47.6 million at June 30, 2005, compared to $44.0 million at December 31, 2004, primarily due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2005 and 2004:

The Company recorded second quarter net income of $2.1 million, or $0.31 per diluted share, compared to net income of $1.4 million, or $0.21 per diluted share for the second quarter of 2004, an increase of 52.1% in net income.  Net income for the six months ended June 30, 2005 was $3.7 million, or $0.56 per diluted share, compared to net income of $4.3 million, or $0.65 per diluted share for the six months ended June 30, 2004. The results for the first six months of 2004 included a total of $3.1 million of interest income and gain on sale income generated from the Company’s Participation Contract compared to $847,000 in other income that the Company has received during the six months ended June 30, 2005.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.  See Note 5 – Earnings Per Share.

Return on average assets (ROAA) for the three and six months ended June 30, 2005 was 1.38% and 1.28%, respectively, compared to 1.35% and 2.31%, respectively, for the same periods in 2004.  The Company’s return on average equity (ROAE) for the three and six months ended June 30, 2005 was 17.54% and 16.09%, respectively, compared to 13.22% and 19.58%, respectively, for the three and six months ended June 30, 2004.  The Company’s basic and diluted book value per share increased to $9.05 and $7.60, respectively, at June 30, 2005, reflecting an annualized increase of 16.2% and 14.7% from December 31, 2004.  Options whose exercise price exceeds the closing market price as of June 30, 2005 are excluded from the diluted book value calculation.

Net Interest Income

For the three and six months ended June 30, 2005, net interest income increased to $4.3 million and $8.4 million, respectively, from $4.0 million and $7.8 million for the same periods a year earlier.  The increase for the six month period is predominately attributable to a 70.1% increase in the average loans outstanding, or $211.5 million, over the prior year period, which was partially offset by increases in the average borrowings and deposits outstanding of $153.6 million and $47.3 million, respectively.  Additionally, the Company received no interest income from the Participation Contract in 2005 compared to $1.6 million in the first six months of 2004.

The net interest margin for the quarter ended June 30, 2005 was 2.93% compared to 4.10% for the same period a year ago.  The elimination of interest income from the Participation Contract represents 58.1% of the decrease in the net interest margin.  The remaining decrease was primarily attributable to increases in the average cost of deposits and borrowings of 56 and 127 basis points, respectively.  The increase in the cost of funds is attributable to the overall rising interest rate environment and strong competitor deposit pricing within the Bank’s primary markets.

The following tables set forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2005 and 2004.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$405	$10	9.88%	$13,606	$34	1.00%
Federal funds sold	216	2	3.06%	478	1	0.84%
Investment securities	47,189	461	3.91%	44,623	368	3.30%
Participation Contract	—	—	—	1,614	654	162.08%
Loans receivable	533,084	7,588	5.69%	325,895	4,643	5.70%
Total interest-earning assets	580,894	8,061	5.55%	386,216	5,700	5.90%

Non-interest-earning assets	15,083			15,114
Total assets	$595,977			$401,330

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$79,739	$278	1.39%	$73,804	$194	1.05%
Certificate accounts	217,145	1,633	3.01%	182,891	1,096	2.40%
Total interest-bearing deposits	296,884	1,911	2.57%	256,695	1,290	2.01%

Borrowings	238,018	1,749	2.94%	90,810	354	1.56%
Subordinated debentures	10,310	149	5.78%	10,310	98	3.80%
Total interest-bearing liabilities	545,212	3,809	2.79%	357,815	1,742	1.95%

Non-interest-bearing liabilities	3,953			2,672
Total liabilities	549,165			360,487

Equity	46,812			40,843
Total liabilities and equity	$595,977			$401,330

Net interest income		$4,252			$3,958
Net interest rate spread			2.76%			3.95%
Net interest margin			2.93%			4.10%
Ratio of interest-earning assets to interest-bearing liabilities			106.54%			107.94%

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$377	$21	11.14%	$7,375	$40	1.08%
Federal funds sold	290	3	2.37%	318	1	0.63%
Investment securities	46,419	888	3.83%	42,545	672	3.16%
Participation Contract	—	—	—	3,854	1,556	80.75%
Loans receivable	513,014	14,355	5.60%	301,554	8,696	5.77%
Total interest-earning assets	560,100	15,267	5.45%	355,646	10,965	6.17%

Non-interest-earning assets	15,035			14,815
Total assets	$575,135			$370,461

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$77,978	$536	1.37%	$72,708	$399	1.10%
Certificate accounts	215,722	3,055	2.83%	173,644	2,109	2.43%
Total interest-bearing deposits	293,700	3,591	2.45%	246,352	2,508	2.04%

Borrowings	221,227	3,015	2.73%	72,409	586	1.62%
Subordinated debentures	10,310	283	5.49%	5,541	106	3.83%
Total interest-bearing liabilities	525,237	6,889	2.62%	324,302	3,200	1.97%

Non-interest-bearing liabilities	4,065			2,479
Total liabilities	529,302			326,781

Equity	45,833			43,680
Total liabilities and equity	$575,135			$370,461

Net interest income		$8,378			$7,765
Net interest rate spread			2.82%			4.19%
Net interest margin			2.99%			4.37%
Ratio of interest-earning assets to interest-bearing liabilities			106.64%			109.67%

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

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Increase (decrease) due to				Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 Increase (decrease) due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$1,208	$(132)	$(1,100)	$(24)	$742	$(76)	$(685)	$(19)
Federal Funds	15	(2)	(12)	1	7	—	(5)	2
Investment securities	272	85	(264)	93	284	122	(190)	216
Participation Contract	—	(2,616)	1,962	(654)	—	(3,112)	1,556	(1,556)
Loans receivable, net (1)	(17)	11,807	(8,845)	2,945	(516)	12,196	(6,021)	5,659
Total interest-earning assets	1,478	9,142	(8,259)	2,361	517	9,130	(5,345)	4,302

Interest-bearing liabilities:
Passbook accounts, money market, and checking	252	63	(231)	84	201	58	(122)	137
Certificate accounts	1,118	821	(1,402)	537	700	1,022	(776)	946
Borrowings	1,253	2,295	(2,153)	1,395	802	2,409	(782)	2,429
Subordinated debentures	204	—	(153)	51	92	182	(97)	177
Total interest-bearing deposits	2,827	3,179	(3,939)	2,067	1,795	3,671	(1,777)	3,689

Change in net interest income	$(1,349)	$5,963	$(4,320)	$294	$(1,278)	$5,459	$(3,568)	$613

Provision for Loan Losses

The provision for loan losses was $90,000 and $235,000 for the three and six months ended June 30, 2005, compared to $208,000 and $264,000 for the same periods in 2004.  The decrease in the provision for the three months ended June 30, 2005 compared to the same period in 2004 is primarily due to a smaller increase in loan growth during the second quarter of 2005 by $24.0 million compared to the same period in 2004.

For the six months ended June 30, 2005 and 2004, net charge-offs were $73,000 and $53,000, respectively.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

Noninterest Income

Noninterest income was $1.3 million and $1.9 million for the three and six months ended June 30, 2005, compared to $524,000 and $2.5 million for the same periods ended June 30, 2004.  The increase in noninterest income for the three month period is primarily due to the sale of charged-off loans associated with the Participation Contract that generated a nonrecurring gain of $716,000 as well as $307,000 in prepayment penalty income received from the early pay-off of $13.2 million of loans.  The decrease in noninterest income over the six month period is due to a $1.6 million gain from the sale of the 1998-1 residual interest component of the Participation Contract in March 2004.

Noninterest Expense

Noninterest expenses were $2.9 million and $5.7 million for the three and six months ended June 30, 2005,

respectively, compared to $2.7 million and $5.5 million for the same periods ended June 30, 2004.  The increase in noninterest expense for the three and six months were the result of an increase in compensation and benefits of $170,000 and $436,000, respectively, which was partially offset by decreases in nearly all other noninterest expense categories.

At June 30, 2005, the Company had 83 full-time equivalent employees compared to 77 at June 30, 2004.

Provision for Income Taxes

The Company’s tax provision for the three and six months ended June 30, 2005 was $502,000 and $658,000, respectively.  For the same periods a year earlier, the tax provision was $194,000 and $206,000, respectively.  The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and six months ended June 30, 2005 and for the three and six months ended June 30, 2004 of $500,000, $1.0 million, $472,000, and $1.1 million, respectively.  The Company’s valuation allowance for deferred taxes was $3.0 million at June 30, 2005. The decrease in the deferred tax valuation allowance is due to management’s updated forecast of taxable earnings for the foreseeable future and because we believe that it is more likely than not that we will realize these tax assets. As the Company recognizes continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $3.0 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 6.05% and 18.64% for the quarters ended June 30, 2005 and 2004, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $3.7 million for the six months ended June 30, 2005, compared to $3.6 million for the six months ended June 30, 2004.  Net cash (used in) investing activities was ($85.0) million for the six months ended June 30, 2005, compared to ($101.1) million for the six months ended June 30, 2004.  Net cash provided by financing activities was $86.9 million for the six months ended June 30, 2005, compared to $109.1 million for the six months ended June 30, 2004.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2005, cash and cash equivalents totaled $21.7 million and short-term investments totaled $27.1 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances.

As of June 30, 2005, the Bank had outstanding commitments for loan originations and unused lines of credit of $374,000 and $2.1 million, respectively, compared to December 31, 2004 which had $8.1 million and $600,000, respectively.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2005 compared to the period ended December 31, 2004 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of June 30, 2005, the Bank met the capital ratios required to be considered well capitalized.

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

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in the Company’s March 31, 2005 Form 10-Q.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On May 25, 2005, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.     Election of the following directors to terms expiring in 2008:

	Affirmative Votes	Votes Withheld

Ronald G. Skipper	4,688,281	351,637
Roy A. Henderson	4,821,558	218,360
Michael L. McKennon	4,821,558	218,360

2.     Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2005:

Affirmative Votes	Votes Against	Votes Abstain

5,038,198	800	920

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 15, 2005	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 15, 2005		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.