Form 10-Q
period 2005-09-30
PACIFIC PREMIER BANCORP INC
filed 2005-11-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,259,988 shares of common stock par value $0.01 per share, were outstanding as of November 14, 2005.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$6,289	$3,003
Federal funds sold	20,000	13,000
Cash and cash equivalents	26,289	16,003
Investment securities available for sale	35,967	36,455
Investment securities held to maturity:
FHLB Stock, at cost	13,348	8,389
Loans:
Loans held for sale, net	344	532
Loans held for investment, net	572,226	469,822
Accrued interest receivable	2,792	1,938
Foreclosed real estate	369	351
Premises and equipment	5,895	5,244
Income taxes receivable	144	188
Deferred income taxes	4,474	3,473
Other assets	974	729
Total Assets	$662,822	$543,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$17,115	$11,732
Interest bearing:
Transaction accounts	65,389	63,438
Certificates of deposit	242,134	213,717
Total Deposits	324,638	288,887
Borrowings	272,500	196,400
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,070	3,499
Total Liabilities	$613,518	$499,096

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,259,988 shares issued and outstanding at September 30, 2005 and 5,258,738 shares issued and outstanding at December 31, 2004.	$53	$53
Additional paid-in capital; common stock and warrants	67,567	67,564
Accumulated deficit	(17,760)	(23,280)
Accumulated other comprehensive loss, net of tax of $171 (2005) and $217 (2004)	(556)	(309)
Total Stockholders’ Equity	$49,304	$44,028

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,822	$543,124

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended September 30,
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
INTEREST INCOME:
Loans	$8,230	$5,123	$22,585	$13,820
Other interest-earning assets	510	804	1,422	3,072
Total interest income	8,740	5,927	24,007	16,892

INTEREST EXPENSE:
Interest-bearing deposits	2,145	1,440	5,736	3,948
Other borrowings	2,125	530	5,139	1,116
Subordinated debentures	162	112	446	218
Total interest expense	4,432	2,082	11,321	5,282

NET INTEREST INCOME	4,308	3,845	12,686	11,610

PROVISION FOR LOAN LOSSES	56	195	292	460

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,252	3,650	12,394	11,150

NONINTEREST INCOME:
Loan servicing fee income	513	139	1,001	382
Bank and other fee income	125	154	383	447
Net gain from loan sales	270	47	364	105
Net gain from investment securities	—	358	—	1,931
Other income	148	63	1,214	379
Total noninterest income	1,056	761	2,962	3,244

NONINTEREST EXPENSE:
Compensation and benefits	1,914	1,842	5,614	5,106
Premises and occupancy	391	333	1,034	1,030
Data processing	86	80	249	233
Net loss (gain) on foreclosed real estate	18	(54)	(7)	(13)
Other expense	668	841	1,890	2,188
Total noninterest expense	3,077	3,042	8,780	8,544

INCOME BEFORE INCOME TAXES	2,231	1,369	6,576	5,850
PROVISION FOR INCOME TAXES	398	219	1,056	425
NET INCOME	$1,833	$1,150	$5,520	$5,425

INCOME PER SHARE:
Basic income per share	$0.35	$0.22	$1.05	$1.03
Diluted income per share	$0.27	$0.17	$0.83	$0.82

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,259,241	5,256,427	5,258,907	5,255,527
Diluted	6,691,665	6,652,867	6,650,164	6,596,092

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Net income	—	—	—	5,425	—	$5,425	5,425
Unrealized loss on investments, net of tax of ($170)	—	—	—	—	3	3	3
Total comprehensive income	—	—	—	—	—	$5,428	—
Stock options exercised	3,666	—	18	—	—		18
Balance at September 30, 2004	5,258,738	$53	$67,564	$(24,596)	$(243)		$42,778

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Net income	—	—	—	5,520	—	$5,520	5,520
Unrealized loss on investments, net of tax of ($171)	—	—	—	—	(247)	(247)	(247)
Total comprehensive income	—	—	—	—	—	$5,273	—
Shares repurchased	(2,500)	—	(26)	—	—		(26)
Stock options exercised	3,750	—	29	—	—		29
Balance at September 30, 2005	5,259,988	$53	$67,567	$(17,760)	$(556)		$49,304

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,520	$5,425
Adjustments to Net Income:
Depreciation expense	256	350
Provision for loan losses	292	460
Loss (gain) on sale, provision, and write-down of foreclosed real estate	119	(22)
Net unrealized loss and amortization on investment securities	241	265
Loss on sale of investment securities available for sale	—	42
Gain on sale of loans held for investment	(364)	(105)
Net accretion on Participation Contract	—	(1,927)
Gain on sale and termination of residual assets of Participation Contract	—	(1,973)
Proceeds from the sales of, and principal payments from, loans held for sale	27	63
Change in current and deferred income tax receivable	(957)	(502)
Increase in accrued expenses and other liabilities	2,571	2,633
Federal Home Loan Bank stock dividend	(170)	(90)
Increase in other assets	(1,095)	(798)
Net cash provided by operating activities	6,440	3,821

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	86,264	57,649
Purchase, origination and advances of loans held for investment	(188,722)	(216,717)
Principal payments on securities available for sale	—	840
Proceeds from sale of foreclosed real estate	150	1,116
Purchase of securities available for sale	—	(5,314)
Proceeds from sale or maturity of securities available for sale	—	7,436
Proceeds from Participation Contract	—	1,503
Proceeds from sale and termination of residual assets of Participation Contract	—	7,269
Increase in premises and equipment	(911)	(210)
Purchase of FHLB stock	(4,789)	(4,225)
Net cash used in investing activities	(108,008)	(150,653)

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	35,751	57,088
Proceeds from FHLB advances	93,500	94,900
(Repayment of)/proceeds from other borrowings	(17,400)	8,400
Issuance of subordinated debentures	—	10,310
Proceeds from exercise of stock options	3	18
Net cash provided by financing activities	111,854	170,716

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,286	23,884
CASH AND CASH EQUIVALENTS, beginning of period	16,003	2,440
CASH AND CASH EQUIVALENTS, end of period	$26,289	$26,324

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$11,233	$5,219
Income taxes paid	$2,049	$251

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$287	$398

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2005, the results of its operations for three and nine months ended September 30, 2005 and 2004 and its stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2005 and 2004.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2005.

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

The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data):

	For the Three Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited)
Net income to common stockholders:
As reported	$1,833	$1,150
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	123
Pro forma	$1,833	$1,027

Basic earnings per share:
As reported	$0.35	$0.22
Pro forma	$0.35	$0.20

Diluted earnings per share:
As reported	$0.27	$0.17
Pro forma	$0.27	$0.15

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

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2005 (Unaudited)

Total Capital (to risk-weighted assets)	$56,168	12.59%	$35,679	8.00%	$44,599	10.00%
Tier 1 Capital (to adjusted tangible assets)	53,527	8.12%	26,378	4.00%	32,973	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	56,168	12.00%	17,840	4.00%	26,759	6.00%

At December 31, 2004

Total Capital (to risk-weighted assets)	$51,316	13.59%	$30,206	8.00%	$37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,072	9.09%	21,600	4.00%	27,001	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	51,316	13.00%	15,103	4.00%	22,655	6.00%

Note 3 – Borrowings

At September 30, 2005, the Bank had no advances on its $100 million credit facility with Salomon Brothers.  At September 30, 2005, the Bank also had one advance in the amount of $1.0 million at a rate of 4.50% per annum against its $18.8 million credit facility, secured by mutual funds pledged to Pershing Bank.  Additionally, the Company had $271.5

million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 3.41% and a weighted average maturity of 0.29 years, as of September 30, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $459.6 million.  As of September 30, 2005, the Bank was able to borrow up to 45% of its total assets as of June 30, 2005 under the line, which amounted to $284.1 million, an increase of $45.2 million from the prior quarter.  FHLB advances consisted of the following as of September 30, 2005:

			Weighted
			Average Annual
FHLB Advances Maturing in:	Amount	% of Total	Interest Rate
	(dollars in thousands)
One month or less	$106,500	39.23%	3.95%
Over one month to three months	75,000	27.62%	3.10%
Over three months to six months	5,000	1.84%	2.51%
Over six months to one year	60,000	22.10%	2.91%
Over one year	25,000	9.21%	3.37%

Total FHLB Advances	$271,500	100.00%	3.41%

Note 4 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum for an effective rate of 6.35% per annum as of September 30, 2005.

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

Note 5 – Earnings Per Share

The tables below set forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2005 and 2004.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 109,247 and 42,372 shares for September 30, 2005 and September 30, 2004, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeded the average market price.

The earnings per share reconciliation is as follows (dollars in thousands, except per share data):

	For the Three Months Ended September 30,
	2005			2004
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$1,833			$1,150

Basic EPS Earnings Available to common stockholders	$1,833	5,259,241	$0.35	$1,150	5,256,427	$0.22
Effect of Warrants and Dilutive Stock Options	—	1,432,424		—	1,396,440

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,833	6,691,665	$0.27	$1,150	6,652,867	$0.17

	For the Nine Months Ended September 30,
	2005			2004
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$5,520			$5,425

Basic EPS Earnings Available to common stockholders	$5,520	5,258,907	$1.05	$5,425	5,255,527	$1.03
Effect of Warrants and Dilutive Stock Options	—	1,391,257		—	1,340,565

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$5,520	6,650,164	$0.83	$5,425	6,596,092	$0.82

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

Note 7 – Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and nine months ended September 30, 2005 and the three and nine months ended 2004 of $500,000, $1.5 million, $61,000 and $1.7 million, respectively.  The Company’s valuation allowance for deferred taxes was $2.5 million at September 30, 2005. The decrease in the deferred tax valuation allowance is due to management’s updated forecast of taxable earnings for the foreseeable future. As the Company recognizes continuous taxable income and if the earnings projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $2.5 million will be eliminated.

Note 8 – Subsequent Events

On November 1, 2005, Mr. Roy A. Henderson resigned from his position on the Board of Directors of both the Corporation and the Bank

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2005 and 2004.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2004 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

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

FINANCIAL CONDITION

Total assets of the Company were $662.8 million as of September 30, 2005, compared to $543.1 million as of December 31, 2004.  The $119.7 million or 22.0% increase in total assets was primarily the result of increases of $102.2 million, or 21.7%, in net loans and $10.3 million in cash and cash equivalents.

Investment Securities

A summary of the Company’s securities as of September 30, 2005 and December 31, 2004 is as follows (dollars in thousands):

	September 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,191	$—	$(92)	$9,099
Mutual Funds (2)	27,719	—	(851)	26,868
Total securities available for sale	$36,910	$—	$(943)	$35,967

Securities Held to Maturity:
FHLB Stock	$13,348	$—	$—	$13,348
Total securities held to maturity	$13,348	$—	$—	$13,348

Total securities	$50,258	$—	$(943)	$49,315

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$9,262	$—	$(48)	$9,214
Mutual Funds	27,719	—	(478)	27,241
Total securities available for sale	$36,981	$—	$(526)	$36,455

Securities Held to Maturity:
FHLB Stock	$8,389	$—	$—	$8,389
Total securities held to maturity	$8,389	$—	$—	$8,389

Total securities	$45,370	$—	$(526)	$44,844

(1)          At September 30, 2005, mortgage-backed securities consisted of one collateralized mortgage obligation (“CMO”) secured by the Federal Home Loan Mortgage Corporation “(FHLMC”), with a carrying value of $9.1 million.

(2)          The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Adjustable Rate Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended September 30, 2005. $1.4 million of the mutual funds have been pledged to Pershing Bank to secure an advance of $1.0 million under its $18.8 million line of credit.

Investment Securities by Contractual Maturity

As of September 30, 2005

(dollars in thousands)

	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$9,099	4.47%	$9,099	4.47%

Mutual Fund	26,868	3.92%	—	0.00%	—	0.00%	—	0.00%	26,868	3.92%

Total securities available for sale	26,868	3.92%	—	0.00%	—	0.00%	9,099	4.47%	35,967	4.06%

FHLB Stock	13,348	4.15%	—	0.00%	—	0.00%	—	0.00%	13,348	4.15%

Total securities held to maturity	13,348	4.15%	—	0.00%	—	0.00%	—	0.00%	13,348	4.15%

Total securities	$40,216	4.00%	$—	0.00%	$—	0.00%	$9,099	4.47%	$49,315	4.08%

Loans

Gross loans outstanding totaled $574.1 million at September 30, 2005 compared to $471.6 million at December 31, 2004, which represents a 29.0% annualized growth rate. The Company’s multi-family loans and commercial real estate secured loans grew during the third quarter of 2005 at an annualized rate of 3.2% and 72.6%, respectively.

The Bank originated $43.7 million, $21.2 million, $941,000, and $1.9 million, respectively, of adjustable-rate multi-family loans, commercial real estate secured loans, commercial business loans, and single-family residence loans for the three months ended September 30, 2005 and  $128.2 million, $56.2 million, $2.3 million, and $1.9 million, respectively, for the nine months ended September 30, 2005. Principal repayments for the three and nine months ending September 30, 2005 totaled $25.8 million and $54.1 million, respectively, and loan sales for the same periods totaled $21.5 million, and $31.8 million, respectively.

A summary of the Company’s loan originations and principal repayments for the nine months ended September 30, 2005 and 2004 are as follows (dollars in thousands):

	For the Nine Months Ended
	September 30, 2005	September 30, 2004

Beginning balance, gross	$471,609	$250,117
Loans originated:
Multi-family	128,194	187,867
Commercial real estate	56,242	27,824
Commercial business loans	2,339	—
Other	1,945	11
Total loans originated	188,720	215,702
Total	660,329	465,819
Less:
Principal repayments	54,092	46,143
Net Charge-offs	18	41
Sales of loans	31,823	12,147
Transfers to REO	287	398
Total Gross loans	574,109	407,090
Ending balance loans held for sale (gross)	370	664
Ending balance loans held for investment (gross)	$573,739	$406,426

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	September 30, 2005			December 31, 2004
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Interest Rate	Amount	Total	Interest Rate

Real Estate Loans:
Multi-family	$450,407	78.46%	5.78%	$394,582	83.66%	5.12%
Commercial and land	103,768	18.07%	6.39%	54,502	11.56%	5.54%
One-to-four family (1)	17,970	3.13%	9.54%	22,347	4.74%	9.67%
Commercial business	1,939	0.34%	7.66%	103	0.02%	5.25%
Other Loans	25	0.00%	11.87%	75	0.02%	4.54%
Total Gross loans	$574,109	100.00%	6.01%	$471,609	100.00%	5.38%

(1) Includes second trust deeds.

Allowance for Loan Losses

The allowance for loan losses totaled $2.9 million as of September 30, 2005 and $2.6 million as of December 31, 2004. The allowance for loan losses as a percent of nonperforming loans was 232.7% and 110.8% as of September 30, 2005 and December 31, 2004, respectively.  Net nonperforming assets totaled $1.5 million at September 30, 2005 and $2.5 million as of December 31, 2004, or 0.22% and 0.46% of total assets, respectively.

The Company’s determination of the level of the allowance for loan losses and correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 33 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within the income property portfolio. For the commercial business loans portfolio, the Bank bases the level of allowance on the type of collateral and the five year historical loan loss experience for commercial business loans compiled by the OTS. Given the composition of the Company’s loan portfolio, the $2.9 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2005. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance, beginning of period	$2,779	$2,195	$2,626	$1,984

Provision for loan losses	56	195	292	460

Charge-offs
Real estate:
One-to-four family	(38)	(57)	(206)	(176)
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	—	—	—	—
Commercial Business	—	—	—	—
Other loans	—	(66)	(6)	(143)
Total Charge-offs	(38)	(123)	(212)	(319)
Recoveries
Real estate:
One-to-four family	25	31	97	74
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	74	—	74	—
Commercial Business	—	—	—	—
Other loans	4	105	23	204
Total Recoveries	103	136	194	278
Net (charge-offs) recoveries	65	13	(18)	(41)

Balance, end of period	$2,900	$2,403	$2,900	$2,403

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonperforming assets is primarily due to decreases in net nonperforming one-to-four family loans of $1.1 million.  All nonperforming loans consist of one-to-four family loans.

	At September 30,	At December 31,
(dollars in thousands)	2005	2004
Nonperforming loans:
Real Estate:
One-to-four family	$1,246	$2,371
Multi-family	—	—
Commercial real estate	—	—
Construction	—	—
Commercial Business	—	—
Other loans	—	—
Total nonaccrual loans	1,246	2,371
Foreclosures in process	—	—
Specific Allowance	(153)	(244)
Total nonperforming loans, net	1,093	2,127
Foreclosed Real Estate Owned	369	351
Total nonperforming assets, net (1)	$1,462	$2,478

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.51%	0.56%

Allowance for loan losses as a percent of total nonperforming loans, gross	232.74%	110.77%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.19%	0.45%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.22%	0.46%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)          Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $499.1 million at December 31, 2004 to $613.5 million at September 30, 2005.  The increase is primarily due to increases in FHLB advances of $93.5 million and deposits of $35.7 million which was partially offset by a decrease in other borrowings of $17.4 million.

The Company had $272.5 million in FHLB advances and other borrowings as of September 30, 2005, compared to $196.4 million in such borrowings at December 31, 2004.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $459.6 million.  The Bank may borrow up to 45% of its assets under the line.  As of September 30, 2005, the maximum the Bank may borrow was $284.1 million, based on the Bank’s assets as of June 30, 2005.  The total cost of the Company’s borrowings at September 30, 2005 was 3.52%, an increase of 140 basis points compared to the same period in 2004.

Deposits increased by $35.7 million to $324.6 million at September 30, 2005, compared to $288.9 million of deposits at December 31, 2004.  The increase in deposits was primarily comprised of increases of $7.3 million in transaction accounts and $28.1 million in wholesale and brokered certificates of deposits. During the three months ended September 30, 2005, the cost of deposits increased 76 basis points to 2.85% compared to the same period in 2004.

Total stockholder’s equity increased $5.3 million to $49.3 million at September 30, 2005, compared to $44.0 million at December 31, 2004, primarily due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2005 and 2004:

The Company recorded third quarter net income of $1.8 million, or $0.27 per diluted share, compared to net income of $1.2 million, or $0.17 per diluted share for the third quarter of 2004, an increase of 59.4% in net income.  Net income for the nine months ended September 30, 2005 was $5.5 million, or $0.83 per diluted share, compared to net income of $5.4 million, or $0.82 per diluted share for the nine months ended September 30, 2004.  The results for the first nine months of 2004 included a total of $3.9 million of interest income and gain on sale income generated from the Company’s Participation Contract compared to $1.0 million in other income associated with the Participation Contract during the nine months ended September 30, 2005.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.  See Note 5 — Earnings Per Share.

Return on average assets (ROAA) for the three and nine months ended September 30, 2005 was 1.16% and 1.24%, respectively, compared to 1.05% and 1.85%, respectively, for the same periods in 2004.  The Company’s return on average equity (ROAE) for the three and nine months ended September 30, 2005 was 14.95 % and 15.74%, respectively, compared to 10.90% and 17.92%, respectively, for the three and nine months ended September 30, 2004.  The Company’s basic and diluted book value per share increased to $9.38 and $7.86, respectively, at September 30, 2005, reflecting an annualized increase of 11.9% and 11.0% from December 31, 2004.  Options whose exercise price exceeds the closing market price as of September 30, 2005 are excluded from the diluted book value calculation.

Net Interest Income

For the three and nine months ended September 30, 2005, net interest income increased to $4.3 million and $12.7 million, respectively, from $3.8 million and $11.6 million for the same periods a year earlier.  The increase for the nine month period is predominately attributable to a 64.2% increase in the average loans outstanding or $207.1 million, over the prior year period, which was partially offset by increases in average borrowings and deposits outstanding of $154.8 million or 44.6% and $40.2 million or 15.7%, respectively.  The improvement in net interest income occurred despite the Company receiving no interest income from the Participation Contract in 2005 compared to $1.9 million in the first nine months of 2004.

The net interest margin for the quarter ended September 30, 2005 was 2.81% compared to 3.63% for the same period a year ago.   The elimination of the Participation Contract interest income represents 41.0% of the decrease in the net interest margin.   The remaining decrease was primarily attributable to increases in the average cost of deposits and borrowings of 76 and 114 basis points, respectively, which was partially offset by an increase in loan yield of 35 basis points.   The increase in the loan yields is primarily due to the repricing of the Bank’s adjustable rate loans.  The Bank’s loan portfolio is comprised of $558.3 million, or 97.1% of adjustable rate loans that have an overall average time to reprice of 10.2 months. The adjustable rate loan portfolio contains $250.8 million of loans that reprice monthly of which $171.7 million is indexed to the 12 Month Treasury Average rate (MTA) and $120.9 million that reprice every six months of which $91.4 million is indexed to the six-month LIBOR rate. The increase in the Company’s cost of funds is attributable to the overall rising interest rate environment and strong competitor deposit pricing within the Bank’s primary markets.

The following tables set forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2005 and 2004.

The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$864	$16	7.41%	$1,309	$8	2.44%
Federal funds sold	403	4	3.70%	1,671	5	1.20%
Investment securities	48,025	491	4.09%	46,649	419	3.59%
Participation Contract	—	—	—	1,337	372	111.29%
Loans receivable	563,260	8,230	5.84%	373,262	5,123	5.49%
Total interest-earning assets	612,552	8,741	5.71%	424,228	5,927	5.59%

Non-interest-earning assets	17,201			14,465
Total assets	$629,753			$438,693

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$80,739	$308	1.53%	$73,798	$200	1.08%
Certificate accounts	220,563	1,838	3.33%	202,008	1,240	2.46%
Total interest-bearing deposits	301,302	2,146	2.85%	275,806	1,440	2.09%

Borrowings	263,674	2,125	3.22%	106,601	530	1.99%
Subordinated debentures	10,310	162	6.29%	10,310	112	4.35%
Total interest-bearing liabilities	575,286	4,433	3.08%	392,717	2,082	2.12%

Non-interest-bearing liabilities	5,420			3,772
Total liabilities	580,706			396,489

Equity	49,047			42,204
Total liabilities and equity	$629,753			$438,693

Net interest income		$4,308			$3,845
Net interest rate spread			2.63%			3.46%
Net interest margin			2.81%			3.63%
Ratio of interest-earning assets to interest-bearing liabilities			106.48%			108.02%

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$541	$36	8.87%	$5,338	$48	1.20%
Federal funds sold	328	7	2.91%	772	6	1.04%
Investment securities	46,961	1,378	3.91%	43,923	1,091	3.31%
Participation Contract	—	—	—	3,009	1,927	85.39%
Loans receivable	529,947	22,585	5.68%	322,817	13,820	5.71%
Total interest-earning assets	577,777	24,006	5.54%	375,859	16,892	5.99%

Non-interest-earning assets	15,765			14,697
Total assets	$593,542			$390,556

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$78,937	$844	1.43%	$73,073	$598	1.09%
Certificate accounts	217,493	4,892	3.00%	183,167	3,350	2.44%
Total interest-bearing deposits	296,430	5,736	2.58%	256,240	3,948	2.05%

Borrowings	235,532	5,138	2.91%	83,889	1,116	1.77%
Subordinated debentures	10,310	446	5.77%	7,142	218	4.07%
Total interest-bearing liabilities	542,272	11,320	2.78%	347,271	5,282	2.03%

Non-interest-bearing liabilities	4,522			2,929
Total liabilities	546,794			350,200

Equity	46,748			40,356
Total liabilities and equity	$593,542			$390,556

Net interest income		$12,686			$11,610
Net interest rate spread			2.76%			3.96%
Net interest margin			2.93%			4.12%
Ratio of interest-earning assets to interest-bearing liabilities			106.55%			108.23%

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

	Three Months Ended September 30, 2005				Nine Months Ended September 30, 2005
	Compared to				Compared to
	Three Months Ended September 30, 2004				Nine Months Ended September 30, 2004
	Increase (decrease) due to				Increase (decrease) due to
			Rate/				Rate/
	Rate	Volume	Volume	Net	Rate	Volume	Volume	Net
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$65	$(11)	$(46)	$8	$410	$(58)	$(364)	$(12)
Federal Funds	43	(15)	29	(1)	16	(5)	(11)	0
Investment securities	232	49	(209)	72	264	101	(77)	288
Participation Contract	—	(1,488)	1,116	(372)	—	(2,569)	642	(1,927)
Loans receivable, net (1)	1,323	10,431	(8,647)	3,107	(83)	11,823	(2,975)	8,765
Total interest-earning assets	1,663	8,966	(7,815)	2,814	607	9,292	(2,785)	7,114

Interest-bearing liabilities:
Passbook accounts, money market, and checking	$325	$75	$(292)	108	$244	$64	$(62)	246
Certificate accounts	1,774	456	(1,632)	598	1,027	837	(322)	1,542
Borrowings	1,316	3,124	(2,845)	1,595	952	2,690	379	4,021
Subordinated debentures	200	—	(150)	50	121	129	(21)	229
Total interest-bearing deposits	3,615	3,655	(4,919)	2,351	2,344	3,720	(26)	6,038

Change in net interest income	$(1,952)	$5,311	$(2,896)	$463	$(1,737)	$5,572	$(2,759)	$1,076

Provision for Loan Losses

The provision for loan losses was $56,000 and $292,000 for the three and nine months ended September 30, 2005, compared to $195,000 and $460,000 for the same periods in 2004.   The decrease in the provision for the three months ended September 30, 2005 compared to the same period in 2004 is primarily due to a smaller increase in loan growth, which increased by $20.3 million during the third quarter of 2005 as compared to $54.9 million during the third quarter of 2004, and greater net charge-off recoveries of $52,000 compared to the same period in 2004.

For the nine months ended September 30, 2005 and 2004, net charge-offs were $18,000 and $41,000, respectively.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Provision for Loan Losses.”

Noninterest Income

Noninterest income was $1.1 million and $3.0 million for the three and nine months ended September 30, 2005, compared to $761,000 and $3.2 million for the same periods ended September 30, 2004.  The 38.8% increase in noninterest income for the three month period is primarily due to $269,000 in gains from the sale of $21.5 million of multi-family secured loans (with servicing-retained on $15.9 million of the loans) and $468,000 in prepayment penalty income received from the early pay-off of $20.8 million of loans, which was partially offset during the third quarter of 2004 by a $387,000 gain on sale from the termination of the residual interest component of the Participation Contract and the simultaneous sale of its related assets in the third quarter of 2004.  The 8.7% decrease in noninterest income over the nine month period is primarily due to the reduction of income associated with the Participation Contract during 2005, which was partially offset by an increase in prepayment penalty income of $589,000.  During the nine month period in 2004, the Company recognized a $2.0 million gain from the sale of the residual interest components of the Participation Contract. During the same period in 2005, the Company collected $1.0 million in recoveries on the sale or collection of charged-off loans associated with the Participation Contract.

Noninterest Expense

Noninterest expense was $3.1 million and $8.8 million for the three and nine months ended September 30, 2005, respectively, compared to $3.0 million and $8.5 million for the same periods ended September 30, 2004.  The increase in noninterest expense for the nine months in 2005 was the result of an increase in compensation and benefits of $508,000, which was partially offset by a $343,000 decrease in legal expenses.

At September 30, 2005, the Company had 89 full-time equivalent employees compared to 77 at September 30, 2004.

Provision for Income Taxes

The Company’s tax provision for the three and nine months ended September 30, 2005 was $398,000 and $1.1 million, respectively.  For the same periods a year earlier, the tax provision was $219,000 and $425,000, respectively.  The Company benefited from a reduction in its valuation allowance for deferred taxes in the three and nine months ended September 30, 2005 and for the three and nine months ended September 30, 2004 of $500,000, $1.5 million, $472,000, and $1.7 million, respectively.  The Company’s valuation allowance for deferred taxes was $2.5 million at September 30, 2005. The decrease in the deferred tax valuation allowance is due to management’s updated forecast of taxable earnings for the foreseeable future and because we believe that it is more likely than not that we will realize these tax assets. As the Company recognizes continuous taxable income and if the earning projections show that the Company will, more likely than not, have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $2.5 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 5.27% and 11.20% for the quarters ended September 30, 2005 and 2004, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities was $6.4 million for the nine months ended September 30, 2005, compared to $3.8 million for the nine months ended September 30, 2004.  Net cash used in investing activities was $108.0 million for the nine months ended September 30, 2005, compared to $150.7 million for the nine months ended September 30, 2004.  Net cash provided by financing activities was $111.9 million for the nine months ended September 30, 2005, compared to $170.7 million for the nine months ended September 30, 2004.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2005, cash and cash equivalents totaled $26.3 million and the market-value of the Bank’s short-term investments totaled $26.9 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances.

As of September 30, 2005, the Bank had outstanding commitments for loan originations and unused lines of credit of $374,000 and $2.1 million, respectively, compared to $8.1 million and $600,000, respectively, at December 31, 2004.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2005 compared to the period ended December 31, 2004 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of September 30, 2005, the Bank met the capital ratios required to be considered well capitalized.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 14, 2005	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 14, 2005		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.