Form 10-K
period 2005-12-31
PACIFIC PREMIER BANCORP INC
filed 2006-03-31
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant was approximately $53,738,807 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2005, the last business day of the most recently completed 2nd fiscal quarter.

As of March 30, 2006, the Registrant had 5,265,988 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

All references to “we”, “us”, “our”, or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary. All references to ‘‘Bank’’ refer to Pacific Premier Bank.

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

We are a California-based holding company for Pacific Premier Bank, a federally-chartered savings bank. We conduct business throughout Southern California from our five locations in the counties of Los Angeles, Orange and San Bernardino. We operate three depository branches in the cities of Huntington Beach, San Bernardino and Seal Beach, a Small Business Administration (“SBA”) loan production office in Pasadena and our corporate headquarters in Costa Mesa California. In 2006, we will be opening three additional depository branches in the cities of Costa Mesa, Los Alamitos (formerly announced as “Cypress”) and Newport Beach to support our growth plans.

We provide banking services within our targeted markets in Southern California businesses, including the owners and employees of those businesses. Through our branches and our web site at www.PPBI.net on the internet, we offer a broad array of deposit products and services for both commercial and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. Our employees are compensated to increase low cost deposits through relationship banking. We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. At December 31, 2005, we had consolidated total assets of $702.7 million, net loans of $603.4 million, total deposits of $327.9 million, consolidated total stockholders’ equity of $50.6 million, and the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

History

The Bank was founded in 1983 as a state chartered savings and loan and converted to a federally chartered stock savings bank in 1991. From 1983 to 1994, the Bank engaged in traditional community banking activities, consisting primarily of deposit taking and originating one-to-four family home loans. In 1994, the Bank shifted its operating strategy and implemented a nationwide sub-prime focused mortgage banking platform. The Bank expanded its operations to originate and to sell sub-prime residential home loans through asset securitizations and whole loan sales.  Lending activities were funded primarily through non-core deposits, such as wholesale and brokered certificates of deposit (“CDs”), as well as, high rate consumer CDs. In 1998, the Company and Bank began to experience losses. By the third quarter of 2000, the Bank was deemed under-capitalized, was operating under regulatory enforcement agreements and incurring losses primarily due to loan defaults.

The current management team was retained and implemented a new business plan in the fourth quarter of 2000 in order to turn around the Company and Bank. We implemented a three phase strategic plan which involved (1) lowering the risk profile of the Bank and re-capitalizing the Company, (2) growing the balance sheet at an accelerated rate through the origination of adjustable rate multi-family loans, thus, returning the Company to profitability, and (3) transforming the institution to a commercial banking business model. The first two phases of our plan were completed in 2002 and 2004, respectively. Phase three of our plan involves the transition to a commercial banking platform and, thus, we are focusing on changing the deposit base to a higher percentage of low cost core deposits and a diversification of the Bank’s loan portfolio. We began implementing this phase of our strategic plan in late 2004 through a shift in our corporate focus towards relationship banking.

Our lending had been focused on multi-family or apartment loans since we implemented the second phase of our plan in 2002. We began originating these loans in the second quarter of 2002 with a focus on small to medium-sized loans, in the $200,000 to $2.0 million range, as we believe this market was underserved, especially in Southern California. During 2005, we began shifting our focus towards commercial real estate loans and commercial and industrial (“C&I”) business loans as part of our strategic transition towards a commercial banking platform. We will continue to originate multi-family loans as long as we can either obtain the borrower’s deposits along with the loans or we can sell the loans for a profit as we have done in prior periods.

Operating Strategy

Our goal is to develop the Bank into one of Southern California’s top performing commercial banks as an alternative to the large regional and national banks for small businesses, their owners and employees for the long term benefit of our shareholders, customers and employees. The following are our operating strategies to achieve our goals:

•       Recruitment of Commercial Bankers. We began our transition to a commercial banking platform by recruiting experienced commercial bankers who possess an established following of customer relationships. These relationships typically include businesses that have both deposit and loan needs, as well as, the personal depository needs of the business owners themselves. Our incentive plans compensate our commercial bankers for the generation and retention of customer relationships as measured by the level of low cost deposits maintained at the Bank. We will continue to recruit experienced bankers to staff our branches and serve our targeted markets.

•       Relationship Banking. We recognize that customer relationships are built through a series of consistently executed experiences in both routine transactions and higher value interactions. Our commercial bankers are focused on developing long term relationships with business owners through consistent and frequent contact. Additionally, our bankers develop relationships with accountants and consultants that are focused on serving small businesses and, thus, seek referrals from these entities. Our bankers work closely with our real estate originators to cross-sell clients to ensure we are capturing the entire banking relationship of each customer with which we do business. Our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within our local communities.

•       Growing Core Deposits/Reducing our Wholesale Funding. The second phase of our strategic plan relied on wholesale borrowings, such as advances from Federal Home Loan Bank (“FHLB”) System and brokered deposits to fund a large portion of our accelerated growth during that phase. As we transition towards a commercial banking platform, we intend to reduce our reliance on these funding sources over time. We will manage our growth, in part, by selling excess loan production, generally multi-family loans. We also expect to increase the growth of low cost core deposit accounts by opening three new branches during 2006, in order to better serve our market area and to attract additional small business customers.

•       Expansion through de novo branches, organic growth and acquisitions. We believe that the consolidation in the banking industry has created an opportunity at the community banking level in the areas that we serve. Many bank customers feel displaced by large out-of-market acquirers and are attracted to local institutions that have local decision making capability, more responsive customer service, and more familiarity with the needs in their markets. We intend to continue expanding our franchise in the high growth areas of Orange and Los Angeles Counties, including the opening of branches in Costa Mesa and Los Alamitos in the second quarter of 2006 and Newport Beach in the third quarter of 2006. Furthermore, as opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions and/or de novo branching.

•       Diversifying our Loan Portfolio. We believe it is important to diversify our loan portfolio and to increase the amount of commercial real estate, C&I loans and SBA loans within our portfolio. As a result, we believe it is essential to be able to offer our customers a wide array of products and services. We provide flexible and structured loan products to meet our customer’s needs, which, in turn, provide us the opportunity to become their full service banker.

•       Change in our Banking Charter. As we increase the amount of the commercial real estate and C&I loans in our portfolio we will begin to approach the maximum amount of non-residential real estate loans allowed under our current charter (i.e., four times our regulatory capital). Additionally, our charter limits the amount of C&I loans we may invest in up to 20% of our assets, provided that the amounts in excess of 10% of total assets are used for small business loans. Consequently, the Bank intends to explore changing its charter from a federally-chartered savings association whose primary regulator is the Office of Thrift Supervision (“OTS”) to a California chartered commercial bank whose primary regulator is the California Department of Financial Institutions. In connection with such a charter change, the Federal Reserve Board would become the primary regulator of the Company.

•       Maintain Excellent Asset Quality. Our credit and risk management culture has resulted in low levels of nonperforming loans and an overall high credit quality within our loan portfolio. We monitor existing economic trends and conditions that could positively or negatively impact our business. We will continue to adjust our risk management practices to changes in the conditions that impact our business.

•       Premier Customer Service Provider. We believe it is imperative that the Bank provide a consistent level of quality service which generates customer retention and referrals. All of our employees, through training, understand that each interaction with our customers is an opportunity to exceed their expectations. Our employees’ incentive compensation is, in part, predicated on achieving a consistently high level of customer satisfaction.

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

Lending Activities

General.   In 2005, we focused our lending strategy on originating commercial real estate loans, C&I loans, and multi-family loans primarily secured by properties in Southern California. We have and will continue to offer loans up to our legal lending limit, which was $8.7 million as of December 31, 2005. During 2005, we fully implemented a commercial banking platform offering business lines of credit, term loans, and various other C&I loan structures secured by business assets. In the fourth quarter of 2005, the Bank hired an experienced SBA team from a local competitor and received approval as an SBA lender in December 2005. These business loan products are assisting us in establishing depository relationships with new and existing customers consistent with the Bank’s strategic direction of transitioning to a commercial banking platform. During 2005, we originated $184.8 million in multi-family, $86.9 million in commercial real estate loans, and $11.4 million in commitments in commercial business loans. At December 31, 2005, we had $603.4 million in total net loans outstanding.

Sourcing of our Loans.   We primarily obtain new multi-family and commercial real estate loans from established relationships with mortgage brokers operating throughout Southern California. Our real estate bankers work out of our corporate office and are responsible for building and maintaining these relationships. In 2005, we maintained relationships with over 55 brokerage companies of which five could be termed significant. In 2005, the top five brokerage companies accounted for 64.13% of the multi-family and commercial real estate loans originated by the Bank. Within these five brokerage companies, we have funded loans with a total of 32 agents that work within the brokerage companies themselves. Our real estate bankers have relationships with these individuals and seek to maintain the relationship regardless of where these agents are employed. Additionally, our bankers seek to establish relationships with other agents within these brokerage companies that have not done business with us in the past.

Our direct originations, which we are focused on increasing, accounted for 14.09% of our income property loans in 2005. These loans were sourced through referrals from our depository branches and by soliciting these loans directly. Our bankers will continue to focus on maintaining and developing relationships with individual investors, accountants, consultants, commercial real estate investment sales and leasing agents and other banks to further increase the percentage of direct referrals in future periods.

Commercial business loans are sourced by our Business Development Officers and Branch Managers. These bankers call on business owners, accountants, consultants, and various other referral sources to generate new business banking relationships. Upon securing the business banking relationships, they work with the business owner to offer personal banking products and services to the business owner, their families, and the businesses’ employees as well. Additionally, our Branch Managers work closely with our real estate bankers to capture the full banking needs of our multi-family and commercial real estate loan customers.

SBA loans will be sourced through our newly opened SBA lending office in Pasadena, CA, our web site, and through direct contact by our Business Development Officers and Branch Managers.

Interest Rates on Our Loans.   We employ a risk-based pricing strategy on all loans we fund. The interest rates we charge on our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management/business expertise, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain loan agreements will include prepayment penalties. All of the multi-family and commercial real estate loans originated in 2005 had a prepayment penalty provision. Most of our loans are adjustable-rate loans and are based on one of several interest rate indices. Most loans originated by the Bank in 2005, were adjustable-rate loans and had minimum interest rates (‘‘floor rates’’) at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

Lending Risks on our Loans.   The majority of our loans typically involve larger loans to a single borrower that are generally viewed as exposing us to a greater risk than one-to-four family residential lending. The liquidation values of the properties securing our multi-family and commercial real estate loans may be adversely affected by risks generally incidental to interests in real property, such as:

•       Changes or continued weakness in general or local economic conditions;

•      Changes or continued weakness in specific industry segments;

•       Declines in real estate values;

•       Declines in rental rates;

•       Declines in occupancy rates;

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

We attempt to mitigate these risks through sound and prudent underwriting policies, as well as, a proactive loan review process and our risk management practices. See “Lending Activities - Underwriting and Approval Authority for Our Loans.”

We will not make loans to any one borrower that is in excess of regulatory limits. Pursuant to Office of Thrift Supervision (“OTS”) regulations, loans-to-one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At December 31, 2005, the Bank’s loans-to-one borrower limit was $8.7 million. See ‘‘Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower.’’

Underwriting and Approval Authority for Our Loans.   Our board of directors establishes our lending policies. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield, interest rate risk, and portfolio concentrations. The underwriting and quality control functions are managed through our corporate office. Each loan application is evaluated from a number of underwriting perspectives. For real estate secured loans, these underwriting perspectives include property appraised value, loan-to-value, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income, use and condition of the property, as well as, the borrower’s liquidity, income, credit history, net worth, and operating experience. For business loans, underwriting perspectives include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, business viability, net worth, and liquidity.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other required reports are ordered and, if necessary, additional information is requested. Prior to processing and underwriting any loan, we issue a letter of interest based on a preliminary analysis by our bankers, which letter details the terms and conditions on which we will consider the loan request. Upon receipt of the signed letter of interest and a deposit fee, we process and underwrite each loan application and prepare all loan documentation wherein the loan has been approved.

Our credit memorandum, which are prepared by our underwriters, includes a description of the prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds, as well as, an analysis of the borrower’s business and personal financial statements. For loans secured by real property, the credit memorandum will include an analysis of the historic operating income of the property. Loans secured by real estate require an independent appraisal conducted by a licensed appraiser. All appraisal reports are reviewed by our appraisal department. Our board of directors reviews and approves annually the independent list of acceptable appraisers.

Loans secured by real estate are originated on both a non-recourse and full recourse basis. Business loans are originated as recourse or with full guarantees from key borrowers or borrower principals. On loans facilitated to entities, such as partnerships, limited liability companies, corporations or trusts, we generally seek to obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals. In 2005, 98% of our income property loans to entities were originated with full recourse and/or personal guarantees from principals of the borrowers.

All of our income property loans must satisfy an interest rate sensitivity test in order for the loan origination  to be approved without being classified as exceptions; that is, the actual effective income of the property securing the loan must be adequate to achieve a minimum debt service coverage ratio (the ratio of net earnings on a property to debt service) based on a higher qualifying interest rate than the actual interest rate charged on our loans, and must meet the established policy minimums for such loans. Additionally, a stress test of 100 basis points above the qualifying interest rate must be adequate to achieve a minimum 1:1 debt service cover ratio. Following loan approval and prior to funding, our underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly documented exceptions that have been approved), and that all required documentation is present and in proper form.

Commercial business loans are subject to Bank guidelines regarding appropriate covenants and periodic monitoring requirements which include but are not limited to:

•       Capital and lease expenditures

•       Capital levels

•       Salaries and other withdrawals

•       Working capital levels

•       Debt to net worth ratios

•       Sale of assets

•       Change of management

•       Change of ownership

•       Cash flow requirements

•       Profitability requirements

•       Debt service ratio

•       Collateral coverage ratio

•       Current and quick ratios

Subject to the above standards, our board of directors’ delegate authority and responsibility for loan approvals to management up to $1.0 million for all loans secured by real estate and up to $250,000 for commercial business loans not secured by real estate. Loan approvals at the management level require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, and Chief Banking Officer. All loans in excess of $1.0 million, including total aggregate borrowings in excess of $1.0 million, and any commercial business loan not secured by real estate in excess of $250,000 require a majority approval of our Board’s Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

Multi-family Residential Lending.   We originate and purchase loans secured by multi-family residential properties (five units and greater) throughout Southern California. Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to the lesser of 75% of the appraised value or the purchase price of the underlying property. In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate. Loans are generally made for terms up to 30 years with amortization periods up to 30 years. As of December 31, 2005, we had $459.7 million of multi-family real estate secured loans, constituting 76.0% of our loan portfolio. Multi-family loans originated in 2005 had an average outstanding balance of $1,109,700, loan-to-value of 66.98%, and debt coverage ratio of 1.16:1 at origination.

Commercial Real Estate Lending.   We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings, and other mixed-use commercial properties throughout Southern California. We will also, from time to time, make a loan secured by a special purpose property, such as an auto wash center or motel. Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to the lesser of 75% of the appraised value or the purchase price of the underlying property. We consider the net operating income of the property and require a debt service coverage ratio of at least 1.25:1, based on a qualifying interest rate. Loans are generally made for terms up to fifteen years with amortization periods up to 30 years. As of December 31, 2005, we had $125.4 million of commercial real estate secured loans, constituting 20.7% of our loan portfolio. Commercial real estate loans originated in 2005 had an average balance of $1,138,000, loan-to-value of 64.84% and debt coverage ratio of 1.24:1 at origination.

Commercial Business Lending.   We commenced our commercial business loan program in late 2004.  Our Board approved commercial business lending policies allow the Bank to originate six primary loan types which may be secured or unsecured and include:

1. Liquid Collateral/Certificate of Deposits/Stock Secured Loans

2. Seasonal Loans

3. Term Loans

4. Revolving Lines of Credit

5. Single Advance Note

6. Combination Commercial and Real Estate Loan

As of December 31, 2005, we had total commitments of $8.7 million in commercial business loans with a disbursed balance of $3.2 million.

One-to-Four Family Loans.   The Bank’s portfolio of one-to-four family home loans at December 31, 2005 totaled $16.6 million, of which $12.4 million consists of loans secured by first liens on real estate and $4.1 million consists of loans secured by second or junior liens on real estate. In 2005, the Bank originated one new single family loan for $1.9 million.

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

Loan Portfolio Composition.   At December 31, 2005, our net loans receivable held for investment totaled $603.4 million and net loans receivable held for sale totaled $456,000. The types of loans that the Bank may originate are subject to federal law, state law, and regulations.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Real estate loans:
Multi-family	$459,714	75.98%	$394,582	83.66%	$188,939	75.54%	$62,511	38.33%	$7,522	3.85%
Commercial	125,426	20.73%	54,502	11.56%	20,667	8.26%	23,050	14.13%	6,460	3.31%
Construction	—	—	—	—	3,646	1.46%	8,387	5.14%	14,162	7.26%
One-to-four family(1)	16,561	2.74%	22,347	4.74%	36,632	14.65%	68,822	42.20%	166,372	85.26%
Commercial business	3,248	0.54%	103	0.02%	—	—	—	—	—	—
Other loans	27	0.01%	75	0.02%	233	0.09%	327	0.20%	629	0.32%
Total gross loans	604,976	100.00%	471,609	100.00%	250,117	100.00%	163,097	100.00%	195,145	100.00%
Less (plus):
Undisbursed loan funds	—		—		1,016		2,372		3,990
Deferred loan origination (costs), fees and (premiums) and discounts	(1,467)		(1,371)		(483)		(341)		(385)
Allowance for loan losses	3,050		2,626		1,984		2,835		4,364
Loans receivable, net	$603,393		$470,354		$247,600		$158,231		$187,176

(1)             Includes second trust deeds.

Loan Maturity.   The following table shows the contractual maturity of the Bank’s gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2005
	One-to-Four	Multi	Commercial	Commercial	Other	Total Loans
	Family	Family	Real Estate	Business	Loans	Receivable
	(in thousands)
Amounts due:
One year or less	$—	$249	$506	$2,275	$3	$3,033
More than one year to three years	10	902	955	920	—	2,787
More than three years to five years	114	—	545	53	—	712
More than five years to 10 years	3,248	3,501	88,229	—	24	95,002
More than 10 years to 20 years	3,613	8,169	21,452	—	—	33,234
More than 20 years	9,576	446,893	13,739	—	—	470,208
Total amount due	16,561	459,714	125,426	3,248	27	604,976
Less (plus):
Undisbursed loan funds	—	—	—	—	—	—
Deferred loan origination fees (costs) and discounts	(96)	(1,474)	(65)	8	—	(1,627)
Lower of cost or market	160	—	—	—	—	160
Allowance for loan losses	554	1,746	637	110	3	3,050
Total loans, net	15,943	459,442	124,854	3,130	24	603,393
Loans held for sale, net	456	—	—	—	—	456
Loans held for investment, net	$15,487	$459,442	$124,854	$3,130	$24	$602,937

The following table sets forth at December 31, 2005, the dollar amount of gross loans receivable contractually due after December 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2006
	At December 31, 2005
	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$8,866	$7,695	$16,561
Multi-family	236	459,229	459,465
Commercial real estate	6,710	118,210	124,920
Commercial business	637	335	972
Other loans	24	—	24
Total gross loans receivable	$16,473	$585,469	$601,942

The following table sets forth the Bank’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Beginning balance of gross loans	$471,609	$250,117	$163,097
Loans originated:
Multi-family	184,757	254,714	138,451
Commercial and land	86,883	43,563	9,394
Construction loans	—	—	1,150
Commercial business	3,741	103	—
Other loans	1,945	15	6
Total loans originated	277,326	298,395	149,001
Loans purchased	—	—	12,826
Sub total—production	277,326	298,395	161,827
Total	748,935	548,512	324,924
Less:
Principal repayments	84,045	64,130	55,541
Sales of loans	59,752	12,147	15,938
Charge-offs	(75)	63	1,506
Transfer to real estate owned	237	563	1,822
Total gross loans	604,976	471,609	250,117
Ending balance loans held for sale (gross)	456	587	896
Ending balance loans held for investment (gross)	$604,520	$471,022	$249,221

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

The Bank’s IARC reviews the IAR Manager’s recommendations for classifying the Bank’s assets quarterly and reports the results of its review to the board of directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the board-approved Allowance for Loan Losses policy. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2005 for the Company:

	At December 31, 2005
					Total Substandard
	Total Substandard Assets		REO		Assets and REO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$1,807	35	$211	6	$2,018	41
Multi-family	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Specific Allowance	(185)	—	—	—	(185)	—
Total Substandard Assets	$1,622	35	$211	6	$1,833	41

At December 31, 2005, the Company had $472,000 of Special Mention assets, $1.7 million of Substandard assets, and $291,000 assets classified as Loss that are offset by a specific allowance of the same amount. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or as Pass.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	60-89 Days		90 Days or More
		Principal Balance		Principal Balance
	# of Loans	of Loans	# of Loans	of Loans
	(dollars in thousands)
At December 31, 2005
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
One-to-four family and other loans	2	157	33	1,687
Total	2	$157	33	$1,687
Delinquent loans to total gross loans		0.03%		0.28%
At December 31, 2004
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
One-to-four family and other loans	11	525	38	2,371
Total	11	$525	38	$2,371
Delinquent loans to total gross loans		0.11%		0.50%
At December 31, 2003
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
One-to-four family and other loans	2	46	45	2,730
Total	2	$46	45	$2,730
Delinquent loans to total gross loans		0.02%		1.09%
At December 31, 2002
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
One-to-four family and other loans	17	929	91	5,205
Total	17	$929	91	$5,205
Delinquent loans to total gross loans		0.57%		3.19%
At December 31, 2001
Multi-family	1	$66	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	3	2,530
One-to-four family and other loans	29	1,204	155	12,710
Total	30	$1,270	158	$15,240
Delinquent loans to total gross loans		0.65%		7.81%

Nonperforming Assets.   At December 31, 2005 and 2004, respectively, we had $1.7 million and $2.5 million of net nonperforming assets, respectively, which included $1.5 million and $2.1 million of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due. The decrease in nonperforming assets is primarily due to a low interest rate environment and an increase in housing prices which allowed delinquent customers to refinance or sell their homes, stronger collection efforts, and the discontinuance of the origination of sub-prime credit loans during the year ended December 31, 2000.

Real estate owned (“REO”) was $211,000 (consisting of eight properties) at December 31, 2005, compared to $351,000 (consisting of 17 properties) at December 31, 2004. Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell, or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. It is the policy of the Bank to obtain an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded. The decline in REO over the periods represented reflects the improvements in asset quality and sales of REO properties.

The following tables set forth information concerning nonperforming loans and REO at the periods indicated:

	At December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Nonperforming assets(1)
Real Estate:
One-to-four family	$1,687	$2,371	$2,729	$5,203	$12,687
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	2,530
Other loans	—	—	1	2	23
Total nonaccrual loans	1,687	2,371	2,730	5,205	15,240
Foreclosures in process	—	—	43	425	786
Specific allowance	(185)	(244)	(299)	(627)	(1,310)
Total nonperforming loans, net	1,502	2,127	2,474	5,003	14,716
Foreclosed real estate owned(2)	211	351	979	2,427	4,172
Total nonperforming assets, net(3)	$1,713	$2,478	$3,453	$7,430	$18,888
Restructured loans(4)	$—	$—	$—	$—	$—
Allowance for loan losses as a percent of gross loans receivable(5)	0.50%	0.56%	0.79%	1.74%	2.24%
Allowance for loan losses as a percent of total nonperforming loans, gross	180.79%	110.77%	71.55%	50.35%	27.23%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.25%	0.45%	0.99%	3.07%	7.54%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.24%	0.46%	1.12%	3.12%	7.75%

(1)          During the years ended December 31, 2005, 2004, 2003, 2002, and 2001, approximately $75,000, $131,000, $299,000, $313,000, and $555,000, respectively, of interest income related to these loans was included in net income. Additional interest income of approximately $310,000, $317,000, $406,000, $708,000, and $1.7 million, respectively, would have been recorded for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

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

As of December 31, 2005, the allowance for loan losses totaled $3.1 million, compared to $2.6 million at December 31, 2004 and $2.0 million at December 31, 2003. The December 31, 2005 allowance for loan losses, as a percent of nonperforming loans and gross loans, was 180.8% and 0.5%, respectively, compared with 110.8% and 0.6% at December 31, 2004, and 71.5% and 0.8% at December 31, 2003. The specific allowance amount included in the allowance for loan losses totaled $291,000, $345,000 and $430,000, as of December 31, 2005, 2004 and 2003, respectively.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to all loans held for investment.

The loan loss factors for the multi-family loan portfolio are based primarily upon the thrift industry’s nationwide and West Region most recent 10 year and 8½ year historic charge-off data, respectively, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Management believes the utilization of industry-wide historic loss data of multi-family loans is more reflective of potential losses due to the fact that the Bank has not had a loss or a delinquency on any of its multi-family loans since it began originating these loan types in the second quarter of 2002. The industry’s average annual charge-off loss experience over the last 10 years was 8 basis points on a nationwide level for multi-family loans and 1 basis point for the West Region, which includes California, during the past 8½ year period. The West Region’s charge-off data is only available over the past 8½ year time period. However, the Bank used the data for the longer period as a starting point in developing the multi-family loan loss factors. Management has adopted a tiered system that establishes the highest loss factors for loans with a loan-to-value (“LTV”) ratio greater than 65% at origination and with less than 12 months of payment history (“seasoning”). Loans that possess a LTV ratio less than 65% at origination and a satisfactory payment history for the past 13 months or more are considered to have less credit risk and, therefore, are assigned a lower loss factor. The tiered system has four categories to address the unique characteristics of the Bank’s multi-family loan portfolio and are reviewed and updated quarterly.

The loss factors for the commercial real estate loan portfolio are developed and applied in a similar manner as the multi-family loan portfolio and thus considers the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. The industry’s average annual charge-off  over the last 10  years was 11 basis points on a nationwide level and 3 basis points for the West Region during the past 8½ year period, the only years for which the data is available. Management also considers the past loss experience related to Southern California commercial real estate in establishing loan loss factors for the commercial real estate portfolio.

The loan loss factors for the commercial business loan portfolio is based primarily upon the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Since this portfolio is relatively unseasoned, the Bank’s loss experience is nonexistent and, therefore, management relies upon available recent industry data to support the loss factor for this portfolio. The Bank’s IAR Department has reviewed and analyzed the data for commercial business loans over a period of nine years (1997-2005). The data represents commercial business loan charge-offs on a national and West Region basis for the OTS regulated thrift industry. Based upon this analysis, the IAR Department has determined that for this period, the average annual charge-off rate was 1.22 percent nationwide and 1.62% for the West Region. Management will continue to analyze and evaluate the adequacy of the loss factors for this loan portfolio segment on a quarterly basis.

For the homogeneous single-family residential loan portfolio, the loss factors were developed by the Bank’s IAR Department using a loss migration analysis over the prior one year period to determine the percentage of loans from a particular classification category that flows through to a realized loss. The formula allowance is calculated based upon the developed loss factors and is assigned to the homogeneous single-family residential loan portfolio by geographic regions, loan pool type and classification.

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

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balances
Average net loans outstanding during the period	$546,426	$351,968	$184,460	$152,738	$245,629
Total loans outstanding at end of the period	604,976	471,609	250,117	163,097	195,145
Allowance for Loan Losses:
Balance at beginning of period	2,626	1,984	2,835	4,364	5,384
Provision for loan losses	349	705	655	1,133	3,313
Charge-offs:
Real Estate:
One-to-four family	211	252	1,612	1,908	3,829
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	386	—
Other loans	5	148	388	820	847
Total charge-offs	216	400	2,000	3,114	4,676
Recoveries :
Real Estate:
One-to-four family	191	122	197	295	125
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	74	—	—	—	—
Other loans	26	215	297	157	218
Total recoveries	291	337	494	452	343
Net loan charge-offs	(75)	63	1,506	2,662	4,333
Balance at end of period	$3,050	$2,626	$1,984	$2,835	$4,364
Ratios:
Net charge-offs to average net loans	(0.01)%	0.02%	0.82%	1.74%	1.76%
Allowance for loan losses to gross loans at end of period	0.50%	0.56%	0.79%	1.74%	2.24%
Allowance for loan losses to total nonperforming loans	180.79%	110.77%	71.55%	50.35%	27.23%

The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2005		2004		2003
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$554	2.74%	$661	4.74%	$843	14.65%
Multi-family	1,746	75.98%	1,643	83.66%	812	75.54%
Commercial real estate	637	20.73%	272	11.56%	105	8.26%
Construction	—	—	—	—	41	1.46%
Commercial business	110	0.54%	3	0.02%	—	—
Other Loans	3	0.01%	11	0.02%	15	0.09%
Unallocated	—	—	36	—	168	—
Total	$3,050	100.00%	$2,626	100.00%	$1,984	100.00%

	As of December 31,
	2002		2001
		% of Loans		% of Loans
Balance at End of		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$2,205	42.20%	$3,611	85.26%
Multi-family	316	38.33%	44	3.85%
Commercial real estate	121	14.13%	39	3.31%
Construction and land	92	5.14%	618	7.26%
Commercial business	—	—	—	—
Other Loans	16	0.20%	52	0.32%
Unallocated	85	—	—	—
Total	$2,835	100.00%	$4,364	100.00%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2005		2004		2003
		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$2,759	90.5%	$2,245	85.5%	$1,386	69.8%
Specific allowance	291	9.5%	345	13.1%	430	21.7%
Unallocated allowance	—	0.0%	36	1.4%	168	8.5%
Total	$3,050	100.0%	$2,626	100.0%	$1,984	100.0%

	As of December 31,
	2002		2001
		% of		% of
Balance at End of		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$ 2,015	71.1%	$ 2,976	68.2%
Specific allowance	735	25.9%	1,388	31.8%
Unallocated allowance	85	3.0%	—	0.0%
Total	$ 2,835	100.0%	$ 4,364	100.0%

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

Our investment securities portfolio amounted to $49.8 million at December 31, 2005, as compared to $44.8 million at December 31, 2004. As of December 31, 2005, the portfolio consisted of $9.1 million of mortgage-backed securities, $26.8 million of mutual funds, and $13.9 million of FHLB stock. The increase in securities in 2005 is primarily due to the purchase of $5.6 million in FHLB stock.

At December 31, 2005, our $9.1 million mortgage-backed security is guaranteed by Freddie Mac and is accounted for as available for sale. The mutual fund investments are comprised of two separate funds under the Shay Asset Management Funds, with $16.9 million invested in the  Adjustable Rate Mortgage (‘‘ARM’’) Fund and $9.9 million in the Intermediate Fund. The ARM Fund invests in U.S. government agency adjustable-rate mortgage-backed securities, fixed and floating-rate collateralized mortgage obligations and investment grade corporate debt instruments. The Intermediate Fund invests in mortgage-backed securities, U.S. government notes and U.S. government agency debentures. We may increase or decrease our investment in mortgage-backed securities and mutual funds in the future depending on our liquidity needs and market opportunities.

The following table sets forth certain information regarding the carrying and fair values of the Company’s securities at the dates indicated:

	2005		2004
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(in thousands)
Available for sale:
Mortgage-backed securities	$ 9,171	$ 9,059	$ 9,262	$ 9,214
Mutual funds	27,719	26,791	27,719	27,241
Total securities available for sale	36,890	35,850	36,981	36,455
Held to maturity:
FHLB Stock	13,945	13,945	8,389	8,389
Total securities held to maturity	13,945	13,945	8,389	8,389
Total securities	$ 50,835	$ 49,795	$ 45,370	$ 44,844

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities as of December 31, 2005.

	At December 31, 2005
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$ —	—	$ —	—	$ —	—	$ 9,059	4.43%	$ 9,059	4.43%
Mutual Funds	26,791	3.74%	—	—	—	—	—	—	26,791	3.74%
Total available for sale	$ 26,791	3.74%	$ —	—	$ —	—	$ 9,059	4.43%	$ 35,850	3.91%
Held to maturity:						—
FHLB Stock	$ 13,945	4.45%	$ —	—	$ —	—	$ —	—	$ 13,945	4.45%
Total held to maturity	$ 13,945	4.45%	$ —	—	$ —	—	$ —	—	$ 13,945	4.45%
Total securities	$ 40,736	3.98%	$ —	—	$ —	—	$ 9,059	4.43%	$ 49,795	4.06%

Sources of Funds

General.   Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.   Deposits represent our primary source of funds for our lending and investing activities. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our three branch network in Southern California, which will increase to six branches in 2006 with the opening of three de novo branches located in the cities of Costa Mesa, Los Alamitos and Newport Beach. The Bank’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. Total deposits at December 31, 2005 were $327.9 million, as compared to $288.9 million at December 31, 2004. For the year ended December 31, 2005, certificates of deposit constituted 73.7% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 3 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2005, the Bank had $219.9 million of certificate of deposit accounts maturing in one year or less.

The Bank relies primarily on customer service, business development efforts, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. Additionally, the Bank will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers. At December 31, 2005, the Bank had $56.6 million in brokered deposits.

The following table presents the deposit activity of the Bank for the years ended December 31:

	2005	2004	2003
	(in thousands)
Net deposits (withdrawals)	$ 30,914	$ 61,976	$ 25,258
Interest credited on deposit accounts	8,135	5,464	5,019
Total increase (decrease) in deposit accounts	$ 39,049	$ 67,440	$ 30,277

At December 31, 2005, the Bank had $128.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$ 59,107	3.45%
Over three months through 6 months	24,290	3.78%
Over 6 months through 12 months	35,503	3.99%
Over 12 months	9,398	4.18%
Total	$ 128,298	3.72%

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate	Average Balance	% of Total Average Deposits	Weighted Average Rate
	(dollars in thousands)
Passbook accounts	$ 3,613	1.19%	0.24%	$ 3,682	1.40%	0.32%	$ 4,820	2.36%	0.52%
Money market accounts	33,905	11.12%	2.57%	28,013	10.66%	1.69%	21,178	10.38%	1.83%
Checking accounts	42,755	14.02%	1.19%	42,123	16.02%	0.78%	33,718	16.53%	1.26%
Sub-total	80,273	26.33%	1.48%	73,818	28.08%	1.10%	59,716	29.27%	1.40%
Certificate of deposit accounts:
Three months or less	12,580	4.13%	3.30%	487	0.19%	1.64%	—	—	—
Four through 12 months	109,580	35.96%	3.14%	97,654	37.15%	2.05%	67,443	33.05%	2.25%
13 through 36 months	85,210	27.95%	2.97%	74,823	28.47%	2.58%	65,087	31.90%	3.12%
37 months or greater	17,176	5.63%	4.44%	16,057	6.11%	4.50%	11,785	5.78%	4.81%
Total certificate of deposit accounts	224,546	73.67%	3.18%	189,021	71.92%	2.47%	144,315	70.73%	2.85%
Total average deposits	$ 304,819	100.00%	2.73%	$ 262,839	100.00%	2.10%	$ 204,031	100.00%	2.43%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the date indicated and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2005:

	Period to Maturity from December 31, 2005
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	More than Five Years	Total
	(in thousands)
Certificate of deposit accounts
0.50 to 2.00%	$ 467	$ 3	$ 1	$ —	$ —	$ —	$ 471
2.01 to 3.00%	19,496	763	19	13	13	180	20,484
3.01 to 4.00%	135,541	7,922	4,427	1,336	144	21	149,391
4.01 to 5.00%	63,760	5,411	1,382	1,455	611	20	72,639
5.01 to 6.00%	363	1,148	70	181	106	472	2,340
6.01 to 7.00%	3	6	67	34	14	43	167
7.01 to 8.00%	227	296	101	4	—	—	628
Total	$ 219,857	$ 15,549	$ 6,067	$ 3,023	$ 888	$ 736	$ 246,120

FHLB Advances.   The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. During 2005, FHLB increased the maximum advance allowed from 35% to 45% of the Bank’s assets equating to a credit line of $296.8 million, as of December 31, 2005. At December 31, 2005, the Bank had FHLB advances outstanding totaling $296.8 million of which 14 were term advances totaling $260.0 million with a weighted average interest rate of 3.97% and a weighted average remaining maturity of 5 months.

Borrowings.   The Bank has established a credit facility, secured by mutual funds pledged to Pershing LLC. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current Federal funds rate plus 75 basis points. At December 31, 2005, the Bank had borrowed $1.0 million against the line. The Bank maintains lines of credit of $5.0 million each with two other correspondent banks to purchase Federal funds as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short term funding needs. As of December 31, 2005, we had an outstanding Federal funds purchased balance with our correspondent banks of $10.0 million that matured on January 3, 2006. Additionally, the Bank has a $100.0 million credit facility with Salomon Brothers. At December 31, 2005, there were no borrowings against this line.

Debentures.   On March 25, 2004 the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Company and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 6.90% as of December 31, 2005.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
FHLB advances
Average balance outstanding	$ 234,243	$ 95,601	$ 19,352
Maximum amount outstanding at any month-end during the year	296,835	178,000	48,600
Balance outstanding at end of year	296,835	178,000	48,600
Weighted average interest rate during the year	3.12%	1.99%	2.80%
Debentures
Average balance outstanding	$ 10,310	$ 7,939	$ 1,188
Maximum amount outstanding at any month-end during the year	10,310	10,310	1,500
Balance outstanding at end of year	10,310	10,310	—
Weighted average interest rate during the year	6.03%	4.28%	14.31%
Other borrowings and lines of credit
Average balance outstanding	$ 9,870	$ 6,657	$ 9,128
Maximum amount outstanding at any month-end during the year	35,500	18,400	12,000
Balance outstanding at end of year	11,000	18,400	—
Weighted average interest rate during the year	3.16%	1.50%	21.83%
Total borrowings
Average balance outstanding	$ 254,423	$ 110,197	$ 29,668
Maximum amount outstanding at any month-end during the year	342,645	206,710	48,600
Balance outstanding at end of year	318,145	206,710	48,600
Weighted average interest rate during the year	3.24%	2.12%	9.12%

Subsidiaries

As of December 31, 2005, we had one subsidiary, the Bank, which did not have any subsidiaries at December 31, 2005.

Personnel

As of December 31, 2005, we had 85 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

Competition

The banking business in California, in general, and specifically in our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, and unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

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

In addition to other savings banks, our competitors include commercial banks, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products, as well as, the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. The sources of competition in such products include commercial banks, as well as, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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

The Bank, a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

The following table presents the Bank’s capital position at December 31, 2005:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2005
Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tangible Capital (to tangible assets)	54,376	7.79%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

Insurance of Deposit Accounts.   Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends on the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest. As of December 31, 2005, the Bank’s assessment rate was zero basis points.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FCO”) to recapitalize the predecessor to the SAIF. The FCO assessment rates as of January 1, 2005 were $0.0144 per $100 annually (or 1.4 basis points) for BIF-assessable deposits, as well as, for SAIF-assessable deposits. For the year ended December 31, 2005, assessments for both deposit insurance and the FCO payments were $40,000. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

Loans-to-One Borrower.   Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent; equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2005, the Bank’s limit on loans-to-one borrower was $8.7 million. At December 31, 2005, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $8.4 million.

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

A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2005, the Bank maintained 87.16% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

Liquidity.   The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank’s average liquidity ratio for the year ended December 31, 2005 was 6.32%.

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

Federal Reserve System.   The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2005, the Bank maintained compliance with the foregoing requirements.

Community Reinvestment Act and the Fair Lending Laws.   Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, as a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its last Community Reinvestment Act examination conducted in November 2005, the Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.

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

Recent Regulatory Developments.

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President

Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF takes effect June 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Federal and State Taxation

The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2005 taxable year, the Bank is subject to a maximum federal and state income tax rate of 34% and 10.84%, respectively.

ITEM 1A. RISK FACTORS

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

At December 31, 2005, our multi-family residential loans amounted to $459.7 million, or 76.0% of our total loans. At December 31, 2005, our commercial real estate loans amounted to $125.4 million, or 20.7%

of our total loans. Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after June 30, 2002 and are, consequently, relatively unseasoned. In addition, such loans originated after June 30, 2002 have an average loan balance as of December 31, 2005 of $765,000 in the case of multi-family loans and $1.1 million in the case of commercial real estate loans, so that a default on a multi-family or commercial real estate loan may have a greater impact on us than a default on a single-family residential loan which is generally smaller in size. Further, the payment on multi-family and commercial real estate loans is typically dependent on the successful operation of the project, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and financial prospects.

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

Our primary method of originating multi-family and commercial real estate loans is through referrals by mortgage brokers. During 2005, five mortgage brokers have referred to us approximately 64.13% of all the multi-family and commercial real estate loans in our loan portfolio. Although we have in-house account managers who have the responsibility of developing relationships with additional mortgage brokers which may refer us the types of loans we target, should we not be successful in developing relationships with additional mortgage brokers and should we lose referrals from one or more mortgage brokers on whom we depend for a large percentage of our multi-family and commercial real estate loans, our loan originations could be substantially less than we anticipate, thus reducing our anticipated income from these loans.

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

We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses, as well as, any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations. In addition, the OTS, as part of its supervisory function, periodically reviews our allowance for loan losses. Such agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the OTS could also adversely affect our financial condition and results of operations.

Upon exercise of the Warrant, shareholders will experience significant dilution in their shares of common stock.

In 2002, a warrant (“the Warrant”) was issued in conjunction with a private placement. The holder of the Warrant has the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share, which shares, once exercised, would represent approximately 18.2% of our issued and outstanding shares as of December 31, 2005. The Warrant is currently exercisable for an aggregate of 1,166,400 shares of our common stock. The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2005, the closing price of our common stock was $11.80 per share. Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

Adverse outcomes of litigation against us could harm our business and results of operations.

We are currently involved in litigation involving the prior management’s  origination and sale of subprime mortgages, as well as, other actions arising in the ordinary course of our business. We also anticipate that, due to the consumer-oriented nature of the subprime mortgage industry in which we previously actively operated and uncertainties with respect to the application of various laws and regulations in some circumstances, we may be named from time to time as a defendant in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

Poor economic conditions in California may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

A substantial majority of our assets and deposits are generated in Southern California. As a result, poor economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Further, a downturn in the Southern California real estate market could hurt our business. Our business activities and credit exposure are concentrated in Southern California. A downturn in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2005, approximately 98.1% of our loan portfolio consisted of loans secured by real estate located in California, the substantial majority of which are located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in Southern California could be affected by, among other things, earthquakes and other natural disasters particular to Southern California.

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

We are dependent on our key personnel

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy. The loss of Mr. Gardner could have a negative impact on the success of our new business strategy. In addition, we rely upon the services of John Shindler, our Executive Vice President and Chief Financial Officer, Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not maintain key-man life insurance on any employee nor have we entered into an employment agreement with any other employee other than Mr. Gardner. Mr. Gardner entered into a three year employment agreement with both the Company and Bank on January 5, 2004.

Potential acquisitions may disrupt our business and dilute stockholder value.

We have evaluated merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•       Potential exposure to unknown or contingent liabilities of the target company.

•       Exposure to potential asset quality issues of the target company.

•       Difficulty and expense of integrating the operations and personnel of the target company.

•       Potential disruption to our business.

•       Potential diversion of management’s time and attention.

•       The possible loss of key employees and customers of the target company.

•       Difficulty in estimating the value of the target company.

•       Potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Location	Leased or Owned		Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2005
Corporate Headquarters:
1600 Sunflower Ave(a)
Costa Mesa, CA 92626	Owned		2002	N.A.	$4,868,000
Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased		1986	2015	$10,000
Branch Office:
9971 Adams Avenue
Huntington Beach CA 92646	Leased		1998	2006	$9,000
Branch Office:
19011 Magnolia Avenue(b)
Huntington Beach CA 92646	Owned	(c)	2005	2023	$705,000
Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased		1999	2007	$3,000
Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased		2005	2015	$—
Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased		2005	2016	$—
Branch Office:
201 South Lake Avenue, Suite 602
Pasadena, CA 91101	Leased		2005	2007	$—

(a)           We lease to two tenants approximately 9,735 square feet of the 36,159 square feet of our corporate headquarters for $15,423 per month.

(b)          In February 2006, this location will replace the current Huntington Beach branch office.

(c)           The building is owned, but the land is leased on a long-term basis.

All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans. On March 29, 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment. No hearing date has been set for our “preemption” motion. If the preemption ruling is not favorable to us, we intend to appeal the trial court’s ruling on the limitations and to vigorously defend.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Sale Price of Common Stock
	High	Low
2004
First Quarter	$14.93	$10.87
Second Quarter	13.34	9.94
Third Quarter	11.83	10.17
Fourth Quarter	15.00	11.00
2005
First Quarter	$13.42	$10.48
Second Quarter	11.14	9.70
Third Quarter	13.16	10.69
Fourth Quarter	12.95	10.58

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

ISSUER PURCHASES OF EQUITY SECURITIES

In 2005, the Company’s Board of Directors authorized the Management of the Company to repurchase up to 61,500 shares, or 1.17% of the Company’s issued and outstanding common stock to be done in accordance with Rule 10b-18 of the Securities and Exchange Act.  At December 31, 2005, the Company had purchased 31,550 shares pursuant to that authorization. The following table summarizes purchase activity for the fourth quarter of 2005:

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Total amount purchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program
Oct-05	—	$—	—	$—	—
Nov-05	26,500	11.70	26,500	310,150	35,000
Dec-05	5,050	11.85	31,550	59,851	29,950
Total/Average	31,550	$11.73		$370,001	29,950

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except per share data):

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Interest income	$33,707	$23,223	$17,248	$18,872	$24,442
Interest expense	16,571	7,817	7,657	8,910	16,191
Net interest income	17,136	15,406	9,591	9,962	8,251
Provision for loan losses	349	705	655	1,133	3,313
Net interest income after provision for loans losses	16,787	14,701	8,936	8,829	4,938
Net gains (losses) from mortgage banking	590	105	328	(261)	402
Other noninterest income	3,540	4,141	1,987	2,130	3,590
Noninterest expense	12,260	11,234	9,783	10,165	14,340
Income (loss) before income tax provision (benefit)	8,657	7,713	1,468	533	(5,410)
Income tax (benefit) provision(1)	1,436	972	(597)	(2,345)	642
Net income (loss)	$7,221	$6,741	$2,065	$2,878	$(6,052)
Share Data:
Net income (loss) per share:
Basic	$1.37	$1.28	$0.96	$2.16	$(4.54)
Diluted	$1.08	$1.02	$0.61	$1.16	$(4.54)
Weighted average common shares outstanding:
Basic	5,256,906	5,256,334	2,161,314	1,333,572	1,333,630
Diluted	6,658,240	6,622,735	3,399,376	2,476,648	1,333,630
Book value per share (basic)(2)	$9.67	$8.37	$7.10	$8.72	$5.73
Book value per share (diluted)(3)	$8.09	$7.08	$5.98	$4.98	$5.73

Selected Balance Sheet Data:
Total assets	$702,733	$543,124	$309,368	$238,278	$243,667
Participation Contract	—	—	5,977	4,869	4,428
Securities and FHLB stock	49,795	44,844	42,275	58,243	34,659
Loans held for sale, net(4)	456	532	804	1,866	4,737
Loans held for investment, net(4)	602,937	469,822	246,796	156,365	182,439
Allowance for loan losses	3,050	2,626	1,984	2,835	4,364
Mortgage servicing rights	—	12	29	51	101
Total deposits	327,936	288,887	221,447	191,170	232,160
Borrowings	318,145	206,710	48,600	32,940	1,500
Total stockholders’ equity	50,579	44,028	37,332	11,623	7,648
Performance Ratios:(5)
Return on average assets(6)	1.18%	1.61%	0.82%	1.18%	(1.92)%
Return on average equity(7)	15.17%	16.37%	12.43%	30.70%	(53.43)%
Average equity to average assets	7.78%	9.86%	6.59%	3.85%	3.60%
Equity to total assets at end of period	7.20%	8.11%	12.07%	4.88%	3.14%
Average interest rate spread(8)	2.70%	3.66%	4.02%	4.44%	2.91%
Net interest margin(9)	2.88%	3.82%	4.06%	4.37%	2.81%
Efficiency ratio(10)	57.72%	57.21%	81.20%	85.19%	113.97%
Average interest-earning assets to average interest-bearing liabilities	106.41%	108.02%	101.16%	98.45%	98.35%
Capital Ratios(11):
Tier 1 capital to adjusted total assets	7.79%	9.09%	8.93%	7.03%	5.06%
Tier 1 capital to total risk-weighted assets	11.21%	13.00%	12.49%	11.29%	5.37%
Total capital to total risk-weighted assets	11.78%	13.59%	13.21%	12.54%	6.62%
Asset Quality Ratios:
Nonperforming loans, net, to total loans(12)	0.25%	0.45%	0.99%	3.07%	7.54%
Nonperforming assets, net as a percent of total assets(13)	0.24%	0.46%	1.12%	3.12%	7.75%
Net charge-offs to average total loans	(0.01)%	0.02%	0.82%	1.74%	1.76%
Allowance for loan losses to total loans at period end	0.50%	0.56%	0.79%	1.74%	2.24%
Allowance for loan losses as a percent of nonperforming loans at period end(12)	180.79%	110.77%	71.55%	50.35%	27.23%

   (1)  In the years ended December 31, 2005, December 31, 2004 and December 31, 2003, we reversed $1.6 million, $1.4 million, and $600,000, respectively, of our deferred tax valuation allowance due to our improved financial outlook.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The principal business of the Bank is attracting deposits from consumers and small businesses and investing those deposits together with funds generated from operations and borrowings, primarily in income property real estate secured loans and commercial business loans. The Bank commenced originating and purchasing income property real estate secured loans through a network of mortgage brokers located within the state of California in 2002. In 2006, the Bank will fund substantially all of the loans that it originates or purchases through, deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank’s market area. The Bank’s ability to originate and purchase loans is influenced by the general level of product available. The Bank’s results of operations are also affected by the Bank’s provision for loan losses and the level of operating expenses. The Bank’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

Average Balance Sheet.   The following tables set forth certain information relating to the Company for the years ended December 31, 2005, 2004, and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$509	$53	10.41%	$4,096	$57	1.39%	$916	$22	2.40%
Federal funds sold	575	20	3.50%	621	7	1.13%	1,125	7	0.62%
Participation Contract	—	—	0.00%	2,367	1,965	83.02%	5,356	3,589	67.01%
Investment securities(2)	47,564	1,924	4.05%	43,896	1,475	3.36%	44,560	1,264	2.84%
Loans receivable, net(3)	546,426	31,710	5.80%	351,968	19,719	5.60%	184,460	12,366	6.70%
Total interest-earning assets	595,074	33,707	5.66%	402,948	23,223	5.76%	236,417	17,248	7.30%
Noninterest-earning assets	16,967			14,630			15,702
Total assets	$612,041			$417,578			$252,119
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$80,273	1,185	1.48%	$73,818	812	1.10%	$59,716	836	1.40%
Certificate accounts	224,546	7,148	3.18%	189,021	4,670	2.47%	144,315	4,118	2.85%
Total interest-bearing deposits	304,819	8,333	2.73%	262,839	5,482	2.09%	204,031	4,954	2.43%
FHLB advances and other borrowings	244,113	7,616	3.12%	102,258	1,995	1.95%	19,379	541	2.79%
Notes Payable	—	—	0.00%	—	—	0.00%	9,101	1,992	21.89%
Subordinated debentures	10,310	622	6.03%	7,939	340	4.28%	1,188	170	14.31%
Total interest-bearing liabilities	559,242	16,571	2.96%	373,036	7,817	2.10%	233,699	7,657	3.28%
Noninterest-bearing liabilities	5,187			3,358			1,802
Total liabilities	564,429			376,394			235,501
Stockholders’ equity	47,612			41,184			16,618
Total liabilities and equity	$612,041			$417,578			$252,119
Net interest income		$17,136			$15,406			$9,591
Net interest rate spread(4)			2.70%			3.66%			4.02%
Net interest margin(5)			2.88%			3.82%			4.06%
Ratio of interest-earning assets to interest-bearing liabilities			106.41%			108.02%			101.16%

(1)          Includes interest on float from cash disbursements.

(2)          Includes unamortized discounts and premiums.

(3)          Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans. Loan fees were approximately $1.6 million, $1.6 million, and $851,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 Increase (decrease) due to			Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Increase (decrease) due to
	Average Volume	Average Rate	Net	Average Volume	Average Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(88)	$84	$(4)	$48	$(13)	$35
Federal funds sold	—	13	13	(3)	3	—
Investment securities	131	318	449	(2,338)	714	(1,624)
Participation Contract	(1,965)	—	(1,965)	(19)	230	211
Loans receivable, net	11,261	730	11,991	9,667	(2,314)	7,353
Total interest-earning assets	9,339	1,145	10,484	7,355	(1,380)	5,975
Interest-bearing liabilities:
Transaction accounts	76	297	373	175	(199)	(24)
Certificate accounts	978	1,500	2,478	1,156	(604)	552
FHLB advances and other borrowings	3,926	1,695	5,621	1,663	(209)	1,454
Notes payable	—	—	—	(1,992)	—	(1,992)
Subordinated debentures	119	163	282	363	(193)	170
Total interest-bearing liabilities	5,099	3,655	8,754	1,365	(1,205)	160
Changes in net interest income	$4,240	$(2,510)	$1,730	$5,990	$(175)	$5,815

Comparison of Operating Results for the Year Ended December 31, 2005 and December 31, 2004

General:   For the year ended December 31, 2005, the Company reported net income of $7.2 million or $1.08 per diluted share, compared with net income of $6.7 million or $1.02 per diluted share for the same period in 2004. The $480,000 increase in net income was primarily the result of increases in net interest income of $2.1 million which was partially offset by increases in noninterest expense and provision for income tax of $1.0 million and $464,000, respectively.

Interest Income:   Interest income for the year ended December 31, 2005 was $33.7 million, compared to $23.2 million for the year ended December 31, 2004. The increase of $10.5 million, or 45.1%, is primarily due to an increase of $194.5 million in the average balance of our loans receivable, which was partially offset by no interest income from the Participation Contract in 2005 compared to $2.0 million in 2004. The three residuals that made up the Participation Contract were either sold or terminated during 2004. Interest income on loans receivable increased $12.0 million to $31.7 million for the year ended December 31, 2005 from $19.7 million for the year ended December 31, 2004. The increase in interest income on loans was primarily the result of an increase in the average loan balance from $352.0 million in 2004 to $546.5 million in 2005 combined with a 20 basis points increase in the average yield on loans. The increase in loan yield is primarily due to the re-pricing of our short-term adjustable-rate income property loans.

Interest Expense:   Interest expense for the year ended December 31, 2005 was $16.6 million, compared to $7.8 million for the year ended December 31, 2004. The $8.8 million increase primarily reflects an increase in the average balance of deposits and FHLB advances and other borrowings of $42.0 million and $141.9 million, respectively, during the year, combined with an 86 basis points increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

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

Net interest income before provision for loan losses was $17.1 million for the year ended December 31, 2005, compared to $15.4 million for the year ended December 31, 2004. The $1.7 million increase in net interest income before provision for loan losses is primarily due to the $10.5 million increase in the Company’s interest income which is predominately attributable to a 55.3% increase in average loans outstanding of $194.5 million, over the prior year period, which was partially offset by a decline in net interest margin of 0.94%. The average cost of interest-bearing liabilities for the Company increased to 2.96% during the year ended 2005, compared with 2.10% during the same period in 2004. The Company’s yield on average earning assets was 5.66% for the year ended December 31, 2005, compared with 5.76% for the same period in 2004. Total interest income increased $10.5 million, or 45.1%, while total interest expense increased by $8.8 million, or 112.0%.

Provision for Loan Losses:   The provision for loan losses decreased to $349,000 for the year ended December 31, 2005 from $705,000 for the year ended December 31, 2004. The current year provision for loan losses was primarily due to the growth in our loan portfolio. Nonperforming loans decreased by 28.8% from $2.4 million in 2004 to $1.7 million in 2005, with a corresponding decrease in net charge-offs from $63,000 in 2004 to recoveries of $75,000 in 2005. Total loans receivable in 2005 increased $133.5 million, or 28.3%, over 2004.

Noninterest Income:   Noninterest income was $4.1 million for the year ended December 31, 2005, compared to $4.2 million for the year ended December 31, 2004. The $116,000 decrease was primarily due to a reduction of income associated with the Participation Contract of $1.4 million partially offset by an increase in prepayment penalties of $882,000 and gains on loan sales of $485,000. In 2004, the Participation Contract generated $2.4 million gain from the sale or termination of the three residual interest components of and $141,000 from recoveries on the collection of charged-off loans associated with the Participation Contract. During 2005, the Company collected $1.0 million in recoveries on the collection of charged-off loans associated with the Participation Contract.

Noninterest Expense:   Noninterest expense for the year ended December 31, 2005 was $12.3 million compared to $11.2 million for the year ended December 31, 2004. The $1.1 million increase in noninterest expense was principally due to increases in compensation and benefits of $762,000 and premises and occupancy of $166,000. The increase in compensation and benefits was primarily due to an increase in the number of employees from 80 full-time employees at December 31, 2004 to 87 full-time employees at December 31, 2005.

Income Taxes:   The provision for income taxes increased to a tax provision of $1.4 million for the year ended December 31, 2005 compared to a provision of $972,000 for the year ended December 31, 2004. The Company had income before income taxes of $8.7 million for the year ended December 31, 2005 compared to income before income taxes of $7.7 million for the year ended December 31, 2004. The Company increased the deferred tax asset by reducing its deferred tax valuation allowance by $1.6 million and $1.4 million in 2005 and 2004, respectively. The decrease in the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $2.4 million will be eliminated.

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

Provision for Loan Losses:   The provision for loan losses increased to $705,000 for the year ended December 31, 2004 from $655,000 for the year ended December 31, 2003. The current year provision for loan losses was primarily due to the growth in our loan portfolio, as well as, improvement in our asset quality. Nonperforming loans decreased by 13.2% from $2.7 million in 2003 to $2.4 million in 2004, with a corresponding decrease in net charge-offs from $1.5 million in 2003 to $63,000 in 2004. Total loans receivable in 2004 increased $223.4 million, or 89.5%, over 2003.

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

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets of the Company were $702.7 million as of December 31, 2005, compared to $543.1 million as of December 31, 2004. The $159.6 million, or 29.4%, increase in total assets was the result of increases of $133.0 million, or 28.3%, in net loans and $18.1 million, or 113%, in cash and cash equivalents.  The increase in net loans was primarily comprised of $187.0 million of multi-family, $85.5 million of commercial real estate, and $10.2 million of business loans during the year. These increases in net loans were partially offset by loan sales totaling $59.8 million which generated net gains of $590,000 and early payoff of loans totaling $78.8 million which generated prepayment penalty income of $1.4 million. Management has utilized loan sales to manage its liquidity, interest rate risk, loan to deposit ratio and net balance sheet growth and expects to continue to do for the foreseeable future.

Total liabilities of the Company were $652.2 million at December 31, 2005 compared to $499.1 million at December 31, 2004. The 30.7% increase was primarily due to increases of $111.4 million in other borrowings and $39.0 million in deposits. Total deposits at December 31, 2005 were $327.9 million compared to $288.9 million at December 31, 2004. In addition, FHLB advances increased by $118.8 million as the Company increasingly relied on such borrowings to fund its lending activity.

At December 31, 2005 and 2004, our stockholders’ equity amounted to $50.6 million and $44.0 million, respectively. The increase in stockholders’ equity was due primarily to $7.2 million of net income for the year ended December 31, 2005.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our average liquidity ratios were 6.32%, 13.70% and 18.34% for the years ended December 31, 2005, 2004 and 2003, respectively. The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets of the Bank (which are comprised of cash and unpledged investments) represent approximately 9.9% of total assets at December 31, 2005, 6.2% of total assets at December 31, 2004 and 14.1% of total assets at December 31, 2003. At December 31, 2005, we had two unsecured lines of credit with correspondent banks for $5.0 million each, which had a $10.0 million balance at year end. Also, in March 2004, the Bank established a three year $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. We also have a line of credit with FHLB allowing us to borrow up to 45% of the Bank’s total assets as of December 31, 2005 or $296.8 million, $296.8 million of which was outstanding as of such date. The FHLB advance line is collateralized by eligible loan collateral. At December 31, 2005, we had approximately $456.3 million of loans pledged to secure FHLB borrowings.

We had commitments for capital expenditures of $3.2 million at December 31, 2005 related to the construction build-out of our relocated Huntington Beach branch and our branches to be opened in Costa Mesa, Los Alamitos, and Newport Beach in 2006. At December 31, 2005, we had $2.2 million in outstanding commitments to originate or purchase loans compared to $8.1 million and $0 at December 31, 2004 and 2003, respectively.

The Bank’s loan to deposit and borrowing ratio was 94.5%, 96.4% and 90.8% as of December 31, 2005, 2004 and 2003, respectively. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2005, totaled $219.9 million. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

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

At December 31, 2004, the Bank’s leverage capital and risk-based capital amounted to $54.4 million and $57.1 million, respectively. As a result, the Bank exceeded the capital levels required to be considered ‘‘well capitalized’’ at that date. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered ‘‘well capitalized.’’ At December 31, 2005, the Bank’s total risk-based capital, Tier 1 risk-based capital and leverage ratios were 11.78%, 11.21%, and 7.79%, respectively.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes our contractual obligations as of December 31, 2005:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$296,835	$296,835	$—	$—	$—
Other borrowings	11,000	11,000	—	—	—
Certificates of deposit	246,120	219,857	21,616	3,911	736
Operating leases	6,773	544	1,025	1,058	4,146
Total contractual cash obligations	$560,728	$528,236	$22,641	$4,969	$4,882

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2005:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Other commitments:
Unused lines of credit	$5,526	$3,964	$1,499	$33	$30
Total commitments	$5,526	$3,964	$1,499	$33	$30

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

Impact of New Accounting Standards

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins on January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements based on the existing stock option plan. In anticipation of the adoption of SFAS No. 123R, the Company’s board of directors on March 4, 2005 approved acceleration of the vesting of all unvested stock options previously awarded to employees, officers, and directors. The accelerated options were issued under the Pacific Premier Bancorp, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) and the Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”). The Board took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s compensation expense in future periods. The impact of adopting SFAS No. 123R will not be material to our reported cash flows.

On March 3, 2005, the FASB Staff issued FSP Interpretation (“FIN”) 46I-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R—Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

On August 31, 2005, the FASB Staff issued FASB Staff Position (“FSP”) FAS 123I-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. This FSP defers the requirement that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123R unless its terms are modified when the holder is no longer an employee. The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123R on January 1, 2006.

On October 18, 2005, the FASB Staff issued FSP FAS 123I-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123R. This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee’s award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123R on January 1, 2006.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, and its adoption did not have a material impact on the Company’s consolidated financial statements.

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

As of December 31, 2005 and 2004, the Bank’s Sensitivity Measure, as measured by the OTS, was +15 and +27 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates.  This would correspondingly result in a $720,000 increase for 2005 and a $989,000 increase for 2004, respectively, in the NPV of the Bank.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

The following table show the NPV and projected change in the NPV of the Bank at December 31, 2005, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points (“bp”):

As of December 31, 2005
(dollars in thousands)

					NPV as % of Portfolio
Net Portfolio Value					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change (BP)
+300 BP	$62,366	$570	1.0%	8.93%	16 BP
+200 BP	62,515	720	1.0%	8.92%	15 BP
+100 BP	62,401	605	1.0%	8.88%	11 BP
Static	61,796	—	0.0%	8.77%	—
-100 BP	61,037	(759)	-1.0%	8.64%	-13 BP
-200 BP	60,233	(1,563)	-3.0%	8.51%	-26 BP
-300 BP*

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

Selected Assets and Liabilities which are Interest Rate Sensitive.   The following table provides information regarding the Bank’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2005. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing

At December 31, 2005	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Federal Funds	$50,841	$—	$—	$—	$—	$—
Average Interest Rate	3.86%	0.00%	0.00%	0.00%	0.00%	0.00%
Mortgage—Backed Securities
Fixed Rate	$—	$—	$—	$9,059	$—	$—
Average Interest Rate	0.00%	0.00%	0.00%	4.43%	0.00%	0.00%
Loans—Fixed Rate	$249	$47	$254	$294	$126	$15,752
Average Interest Rate	8.63%	7.50%	6.38%	7.00%	8.00%	9.19%
Loans—Adjustable Rate	$383,932	$78,525	$71,369	$22,448	$26,610	$5,370
Average Interest Rate	6.45%	5.31%	6.02%	6.30%	6.14%	6.85%
Selected Liabilities
Interest-bearing transaction accounts	$12,003	$9,602	$7,682	$6,146	$4,916	$19,667
Average Interest Rate	2.08%	2.08%	2.08%	2.08%	2.08%	2.08%
Certificates of Deposits	$219,857	$15,549	$6,067	$3,023	$888	$736
Average Interest Rate	3.67%	4.14%	3.95%	4.13%	4.58%	4.69%
FHLB Advances	$296,835	$—	$—	$—	$—	$—
Average Interest Rate	3.12%	0.00%	0.00%	0.00%	0.00%	0.00%
Lines of Credit and Subordinated Debentures	$21,310	$—	$—	$—	$—	$—
Average Interest Rate	5.68%	0.00%	0.00%	0.00%	0.00%	0.00%

The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp and Subsidiaries
Costa Mesa, California

We have audited the accompanying statements of financial condition of Pacific Premier Bancorp and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
February 10, 2006

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
	2005	2004
ASSETS
Cash and due from banks	$10,055	$3,003
Federal funds sold	24,000	13,000
Cash and cash equivalents	34,055	16,003
Investment securities available for sale	35,850	36,455
Investment securities held to maturity:
Federal Home Loan Bank Stock, at cost	13,945	8,389
Loans held for sale, net	456	532
Loans held for investment, net	602,937	469,822
Mortgage servicing rights	—	—
Accrued interest receivable	3,007	1,938
Foreclosed real estate	211	351
Premises and equipment	5,984	5,244
Current income taxes	133	188
Deferred income taxes	5,188	3,473
Other assets	967	729
TOTAL ASSETS	$702,733	$543,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$21,803	$11,732
Interest bearing	306,133	277,155
Total Deposits	327,936	288,887
Borrowings	307,835	196,400
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,073	3,499
TOTAL LIABILITIES	652,154	499,096
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,228,438 (2005) and 5,258,738 (2004) shares issued and outstanding	53	53
Additional paid-in capital	67,198	67,564
Accumulated deficit	(16,059)	(23,280)
Accumulated other comprehensive loss, net of tax of $428 (2005) and $217 (2004)	(613)	(309)
TOTAL STOCKHOLDERS’ EQUITY	50,579	44,028
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,733	$543,124

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2005	2004	2003
INTEREST INCOME:
Loans	$31,710	$19,719	$12,366
Investment securities and other interest-earning assets	1,997	3,504	4,882
Total interest income	33,707	23,223	17,248
INTEREST EXPENSE:
Interest-bearing deposits	8,333	5,482	4,954
Borrowings	7,616	1,995	541
Notes payable	—	—	1,992
Subordinated debentures	622	340	170
Total interest expense	16,571	7,817	7,657
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,136	15,406	9,591
PROVISION FOR LOAN LOSSES	349	705	655
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,787	14,701	8,936
NONINTEREST INCOME:
Loan servicing fee income	1,541	616	503
Deposit fee income	480	592	505
Net gain from sale of loans	590	105	328
Net gain on Participation Contract and investment securities	—	2,368	127
Other income	1,519	565	852
Total noninterest income	4,130	4,246	2,315
NONINTEREST EXPENSE:
Compensation and benefits	7,612	6,850	5,199
Premises and occupancy	1,522	1,356	1,405
Data processing and communications	335	310	370
Net (gain) loss on foreclosed real estate	(14)	(8)	116
Other expense	2,805	2,726	2,693
Total noninterest expense	12,260	11,234	9,783
INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	8,657	7,713	1,468
INCOME TAX PROVISION (BENEFIT)	1,436	972	(597)
NET INCOME	$7,221	$6,741	$2,065
EARNINGS PER SHARE:
Basic earnings per share	$1.37	$1.28	$0.96
Diluted earnings per share	$1.08	$1.02	$0.61
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,256,906	5,256,334	2,161,314
Diluted	6,658,240	6,622,735	3,399,376

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(dollars in thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity
Balance at December 31, 2002	1,333,572	$13	$43,328	$(32,086)	$368		$11,623
Comprehensive Income
Net income				2,065		$2,065	2,065
Unrealized loss on investments, net of tax of $0					(614)	(614)	(614)
Total comprehensive income						$1,451
Issuance of stock, net of costs	3,921,500	40	24,218				24,258
Balance at December 31, 2003	5,255,072	53	67,546	(30,021)	(246)		37,332
Comprehensive Income
Net income				6,741		6,741	6,741
Unrealized loss on investments, net of tax of $217					(63)	(63)	(63)
Total comprehensive income						$6,678
Exercise of options	3,666		18				18
Balance at December 31, 2004	5,258,738	53	67,564	(23,280)	(309)		44,028
Comprehensive Income
Net income				7,221		7,221	7,221
Unrealized loss on investments, net of tax of $211					(304)	(304)	(304)
Total comprehensive income						$6,917
Exercise of stock options	3,750		28				28
Repurchase of common stock	(34,050)		(394)				(394)
Balance at December 31, 2005	5,228,438	$53	$67,198	$(16,059)	$(613)		$50,579

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,221	$6,741	$2,065
Adjustments to net income:
Depreciation expense	344	446	510
Accretion of discount on notes payable	—	—	560
Provision for loan losses	349	705	655
Loss on sale, provision, and write-down of foreclosed real estate	118	66	267
Loss on sale and disposal on premises and equipment	4	21	5
Net unrealized and realized loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	301	333	347
Gain on sale of loans held for sale	—	—	(1)
Loss (gain) on sale of investment securities available for sale	—	42	(127)
Proceeds from the sales of and principal payments from loans held for sale	37	41	852
Gain on sale of loans held for investment	(590)	(105)	(328)
Net accretion on Participation Contract	—	(1,964)	(3,589)
Gain on sale and termination of Participation Contract	—	(2,410)	—
Change in current and deferred income tax receivable	(1,660)	(711)	(600)
Increase (decrease) in accrued expenses and other liabilities	2,574	1,510	(556)
Federal Home Loan Bank stock dividend	(423)	(90)	(85)
(Increase) decrease in accrued interest receivable and other assets	(1,307)	(860)	1,330
Net cash provided by operating activities	6,968	3,765	1,305
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	144,254	75,451	70,813
Purchase and origination of loans held for investment	(277,326)	(299,409)	(163,183)
Proceeds from sale and termination of residual assets of Participation Contract	—	8,848	—
Proceeds from Participation Contract	—	1,503	2,481
Principal payments on securities	—	840	6,342
Proceeds from sale of foreclosed real estate	259	1,125	3,003
Purchase of securities	—	(5,314)	(24,991)
Proceeds from sale or maturity of securities	—	7,436	34,284
Repurchase of common stock	(394)	—	—
Increase in premises and equipment	(1,114)	(381)	(434)
Proceeds from sale and disposal of premises and equipment	26	—	—
Purchase of FHLB stock	(5,133)	(5,869)	(405)
Net cash used in investing activities	(139,428)	(215,770)	(72,090)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	39,049	67,440	30,277
(Payment) proceeds from other borrowings	(17,400)	18,400	—
Proceeds from FHLB advances	128,835	129,400	28,600
Issuance of (payoff) of subordinated debentures	—	10,310	(1,500)
Proceeds from issuance of common stock	—	—	24,258
Proceeds from exercise of stock options	28	18	—
Payoff of from Senior Secured note	—	—	(12,000)
Net cash provided by financing activities	150,512	225,568	69,635
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,052	13,563	(1,150)
CASH AND CASH EQUIVALENTS, beginning of year	16,003	2,440	3,590
CASH AND CASH EQUIVALENTS, end of year	$34,055	$16,003	$2,440
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$15,783	$7,647	$7,005
Income taxes paid	$2,349	$1,039	$—
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$237	$563	$1,822

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Basis of Presentation and Description of Business—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the ‘‘Corporation’’) and its wholly owned subsidiaries, Pacific Premier Bank (the ‘‘Bank’’) and Pacific Premier Investment Services, Inc. (consolidated into the Bank in 2004) (collectively, the ‘‘Company’’). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Corporation, a Delaware corporation organized in 1997, is a savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Statutory Trust I, ( the “Trust”) using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s Statement of Income and the investment in the Trust is included in Other Assets on the Company’s Balance Sheet.

The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans. At December 31, 2005, the Bank had three depository branches located in the cities of San Bernardino, Seal Beach and Huntington Beach and one loan production office located in Pasadena.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2005, $647,000 was allocated to cash reserves required by the Federal Reserve Board for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

Impairment of Investments—Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Participation Contract—The Participation Contract represented the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the

Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. During 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract and the 1997-2 and 1997-3 components of the Participation Contract were terminated early and the performing assets sold. Thus, the Participation Contract was no longer on the Company’s books at December 31, 2005 and 2004. However, the Company is entitled to 50% of the charge-off recoveries associated with the 1997-2 and 1997-3 components of the Participation Contract. The recoveries from the 1997-2 and 1997-3 components were $1.0 million and $141,000 in the years 2005 and 2004, respectively, and are shown under Other Income.

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

Loans Held for Investment—The Bank’s real estate loan portfolio consists primarily of adjustable rate long-term loans secured by first trust deeds on multi-family mortgages and commercial properties and first and second trust deeds on single-family residences.

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

The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Bank’s normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratio and the borrower’s current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period, based upon the contractual terms of the loan, or when, in management’s opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry charge-off experience on income property loans and other relevant factors in the area in which the Bank’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are evaluated on a quarterly basis and are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience. The unallocated allowance is based upon management’s evaluation of various conditions, the effect of which is not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:  (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.  Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2005, the Bank had $291,000 in a specific allowance on loans 90 days or more past due.

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

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 40 years for buildings, the remaining term of the lease for leasehold improvements, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. In the years 2000 and 2001, management deemed it necessary to establish a valuation allowance totaling $11.6 million on the deferred tax assets. With the recapitalization in the year 2002 and the return to profitability, management began to reduce the valuation allowance as it appeared that it was more likely than not that the deferred tax assets would be realized. As of December 31, 2005, the remaining valuation allowance was $2.4 million. Management will continue to reduce the valuation allowance as long as the Company continues to be profitable and the realization of the deferred tax assets is more than likely.

Presentation of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Advertising Costs—The Company expenses the costs of advertising in the period incurred.

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

Fair Value of Financial Instruments—SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Stock-Based Compensation—The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”)  and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, FASB issued FASB Statement No. 123R “Share-Based Payment” (“SFAS No. 123R”), which is a revision to SFAS No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The phase-in period for this pronouncement begins January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the financial condition or operating results of the Company, based on the existing stock option plan.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company’s net income and EPS would have been reduced to the pro forma amounts indicated below.

	2005	2004	2003
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$7,221	$6,741	$2,065
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	(418)	(178)
Pro forma	$7,221	$6,323	$1,887
Basic earnings per share:
As reported	$1.37	$1.28	$0.96
Pro forma	$1.37	$1.20	$0.87
Diluted earnings per share:
As reported	$1.08	$1.02	$0.61
Pro forma	$1.08	$0.95	$0.56

Recent Accounting Pronouncments

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

The Bank must adopt this Statement for interim or annual reporting periods beginning after December 15, 2005 for all new stock option awards, as well as, any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Bank is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Bank cannot estimate the amount of stock awards, if any, that will be made in 2006. Subsequent to year-end, the Company’s board of directors approved acceleration of the vesting of all unvested stock options previously awarded to employees, officers, and directors, effective on March 4, 2005. The accelerated options were issued under the Pacific Premier Bancorp, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) and the Pacific Premier Bancorp, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”). The Board took this action with the belief that it is in the best interest of shareholders as it will reduce the Company’s compensation expense in future periods.

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

In December 2004, FASB issued SFAS No. 123R, which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

The phase-in period for this statement, as amended April 14, 2005 by the SEC, begins on January 1, 2006, at which time the Company will account for stock-based compensation based on this new pronouncement. The adoption of SFAS No. 123R will not have a material impact on the Company’s financial statements based on the existing stock option plan. The Company anticipates that the impact of SFAS No. 123R will approximate the pro forma results under SFAS No. 123 presented in Note #1 to the financial statements. Future impact of the adoption of SFAS No. 123R will depend on levels of share-based payments granted in the future, as well as the assumptions, the fair value model used to value them, and the market value of our common stock. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. The impact of adopting SFAS No. 123R will not be material to our reported cash flows.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions, such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The guidance of SAB No. 107 will not have a material impact on the financial condition or operating results of the Company.

In May 2005, FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the financial condition or operating results of the Company.

On August 31, 2005, the FASB Staff issued FSP FAS 123I-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R. This FSP defers the requirement that a freestanding financial instrument originally subject to SFAS No. 123R becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. Such instruments shall continue to be accounted for under the provisions of SFAS No. 123R unless its terms are modified when the holder is no longer an employee. The Company will consider the provisions of this FSP and its impact on modified awards upon adoption of SFAS No. 123R on January 1, 2006.

On October 18, 2005, the FASB Staff issued FSP FAS 123I-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123I. This FSP permits the presumption that an understanding of the key terms and conditions of an individual employee’s award are known at the date the Board, or other corporate governing body, approves the award, as long as the award is a unilateral grant and the key terms and conditions are expected to be communicated to the recipient within a relatively short period of time. The Company will consider the provisions of this FSP and its impact on awards granted upon adoption of SFAS No. 123R on January 1, 2006.

On March 3, 2005, the FASB Staff issued FSP FIN 46I-5, Implicit Variable Interests under FASB Interpretation No. 46 (FIN 46R—Revised December 2003), Consolidation of Variable Interest Entities (“VIE”). This FSP requires a reporting enterprise to consider the impact of implicit variable interests in determining whether the reporting enterprise may absorb variability of the VIE or potential VIE. This staff position was effective in the second quarter of 2005 and its adoption did not have a material impact on the Company’s consolidated financial statements.

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications—Certain amounts reflected in the 2004 and 2003 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2005. These classifications are of a normal recurring nature. The following table reflects the reclassification on the statement of Corporation’s cash flows of the equity in net earnings of subsidiaries from net cash provided by (used in) investing activities to net cash provided by (used in) operating activities.

	Originally presented		With reclassifications		Net Change
	For Year Ended December 31,		For Year Ended December 31,		For Year Ended December 31,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Equity in net earnings of subsidiaries	$(22,235)	$(10,898)	$(3,235)	$(3,898)	$(19,000)	$(7,000)
Net cash provided by (used in) operating activities	$(20,779)	$(11,463)	$(1,779)	$(4,463)	$(19,000)	$(7,000)
Investments in subsidiaries	—	—	(19,000)	(7,000)	$19,000	$7,000
Net cash provided by (used in) investing activities	$10,377	$2,593	$(8,623)	$(4,407)	$19,000	$7,000

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

As of the most recent formal notification form the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005	(dollars in thousands)
Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2004	(dollars in thousands)
Total Capital (to risk-weighted assets)	$51,315	13.59%	$30,206	8.00%	$37,758	10.00%
Tier 1 Capital (to adjusted tangible assets)	49,071	9.09%	21,602	4.00%	27,002	5.00%
Tier 1 Capital (to risk-weighted assets)	49,071	13.00%	15,103	4.00%	22,655	6.00%

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$9,171	$—	$(112)	$9,059
Mutual Funds	27,719	—	(928)	26,791
Total securities available for sale	$36,890	$—	$(1,040)	$35,850
Securities held to maturity:
FHLB Stock	$13,945	$—	$—	$13,945
Total securities held to maturity	$13,945	$—	$—	$13,945
Total securities	$50,835	$—	$(1,040)	$49,795

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$9,262	$—	$(48)	$9,214
Mutual Funds	27,719	—	(478)	27,241
Total securities available for sale	$36,981	$—	$(526)	$36,455
Securities held to maturity:
FHLB Stock	$8,389	$—	$—	$8,389
Total securities held to maturity	$8,389	$—	$—	$8,389
Total securities	$45,370	$—	$(526)	$44,844

The weighted average interest rates on total investment securities were 4.05% and 3.36% at December 31, 2005 and 2004, respectively.

At December 31, 2005, $9.1 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, $26.8 million in mutual funds are redeemable with a one-day notice unless pledged for borrowings and the FHLB stock is redeemable five years after FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption. At December 31, 2005, the mutual funds were pledged as collateral on a credit line.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2005. The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

	December 31, 2005
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Mortgage-backed securities	$—	$—	$9,059	$(112)	$9,059	$(112)
Mutual Funds	—	—	26,791	(928)	26,791	(928)
Total	$—	$—	$35,850	$(1,040)	$35,850	$(1,040)

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	December 31, 2004
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Mortgage-backed securities	$9,214	$(48)	$—	$—	$9,214	$(48)
Mutual Funds	—	—	27,241	(478)	27,241	(478)
Total	$9,214	$(48)	$27,241	$(478)	$36,455	$(526)

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2005	2004
	(in thousands)
Real estate
Residential:
One-to-four family	$16,079	$21,759
Multi-family	459,714	394,583
Commercial	125,426	54,502
Other loans:
Commercial business loans	3,248	103
Unsecured consumer loans	27	75
Total gross loans held for investment	604,494	471,022
Less (plus):
Undisbursed loan funds	—	—
Deferred loan origination costs-net	(1,618)	(1,600)
Discounts	125	174
Allowance for estimated loan losses	3,050	2,626
Loans held for investment, net	$602,937	$469,822

From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower’s ability to repay may be impacted by economic factors in the region.

The following summarizes activity in the allowance for loan losses for the year ended December 31:

	2005	2004	2003
	(in thousands)
Balance, beginning of year	$2,626	$1,984	$2,835
Provision for loan losses	349	705	655
Recoveries	291	337	494
Charge-offs	(216)	(400)	(2,000)
Balance, end of year	$3,050	$2,626	$1,984

It is the Bank’s policy not to accrue interest on loans 90 days or more past due. The Company had nonaccrual and nonperforming loans at December 31, 2005, 2004, and 2003 of $1.7 million, $2.4 million, and $2.7 million, respectively.  If such loans had been performing in accordance with their original terms, the Bank would have recorded additional loan interest income of $310,000, $317,000 and $406,000 for a total of $32.0 million, $20.0 million, and $12.8 million, respectively, instead of loan interest income actually recognized of $31.7 million, $19.7 million, and $12.4 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

The following summarizes information related to the Bank’s impaired loans at December 31:

	2005	2004	2003
	(in thousands)
Total impaired loans	$1,750	$2,258	$2,510
Related reserves, general and specific, on impaired loans	351	384	417
Average impaired loans for the year	1,657	2,216	3,274
Total interest income recognized on impaired loans	82	120	147

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of $8.7 million at December 31, 2005. At December 31, 2005, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $7.8 million.

As of December 31, 2005, total loans and participations serviced for others was $44.9 million.

There were no loans to or activity with directors and executive officers during the year ended December 31, 2005 or 2004.

5. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2005	2004
	(in thousands)
Land	$1,410	$1,410
Premises	4,338	3,463
Leasehold improvements	1,146	1,144
Furniture, fixtures and equipment	2,343	2,198
Automobiles	25	—
Subtotal	9,262	8,215
Less: accumulated depreciation	(3,278)	(2,971)
Total	$5,984	$5,244

Depreciation expense was $344,000, $446,000, and $510,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Foreclosed Real Estate

The following summarizes the activity in the real estate owned, net of the allowance, for the years ended December 31:

	2005	2004
	(in thousands)
Balance, beginning of year	$351	$979
Additions—foreclosures	237	563
Sales	(259)	(1,125)
Write downs	(118)	(66)
Balance, end of year	$211	$351

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2005 Balance	Weighted Average Interest Rate	2004 Balance	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Checking accounts:
Noninterest-bearing	$21,803	0.00%	$11,732	0.00%
Interest-bearing	24,248	1.16%	27,418	0.76%
Passbook accounts	3,410	0.23%	3,595	0.24%
Money market accounts	32,355	2.96%	32,425	1.89%
Total transaction accounts	81,816	1.55%	75,170	1.10%
Certificate accounts:
Under $100,000	117,822	3.72%	151,998	2.58%
$100,000 and over	128,298	3.72%	61,719	2.76%
Total certificate accounts	246,120	3.72%	213,717	2.63%
Total Deposits	$327,936	3.17%	$288,887	2.23%

The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

	2005	2004
	(in thousands)
Within one year	$219,857	$163,204
One to two years	15,549	36,154
Two to three years	6,067	5,645
Three to four years	3,023	5,152
Four to five years	888	2,781
Thereafter	736	781
	$246,120	$213,717

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2005	2004	2003
	(in thousands)
Checking accounts	$307	$327	$424
Passbook accounts	9	12	25
Money market accounts	869	473	387
Certificate accounts	7,148	4,670	4,118
	$8,333	$5,482	$4,954

8. Advances from Federal Home Loan Bank and Other Borrowings

The Bank had $296.8 million and $178.0 million borrowings with the FHLB at of December 31, 2005 and 2004, respectively. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $456.3 million and $299.9 million, and FHLB stock of $13.9 million and $8.4 million at December 31, 2005 and 2004, respectively.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Average balance outstanding	$234,243	$95,601	$19,352
Maximum amount outstanding at any month-end during the year	296,835	178,000	48,600
Balance outstanding at end of year	296,835	178,000	48,600
Weighted average interest rate during the year	3.12%	1.99%	2.80%

The maturities of FHLB advances are as follows:

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
	(dollars in thousands)
Due in one year	$296,835	3.12%	$108,000	2.22%
Due in two years	—	—	70,000	2.81%
	$296,835		$178,000

In March 2004, the Bank established a three year $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. In March 2004, the Bank had taken a one year advance in the amount of $8.4 million, secured by $9.3 million in mortgage backed securities at an interest rate of 1.42%. In March 2005, the advance was renewed for six months at a rate of 3.36%. The advance was repaid in September 2005. In addition, the Bank has established a credit facility, secured by the mutual funds pledged to Pershing LLC. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current Federal funds rate plus 75 basis points. At December 31, 2005, the Bank had borrowed $1.0 million against the line.

At December 31, 2005, the Bank had unsecured lines of credit with two banks in the amount of $5.0 million each. Total borrowings against these lines were $5.0 million and $5.0 million at December 31, 2005. The following summarizes activities in other borrowings:

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Average balance outstanding	$9,870	$6,657
Maximum amount outstanding at any month-end during the year	35,500	18,400
Balance outstanding at end of year	11,000	18,400
Weighted average interest rate during the year	3.16%	1.50%

9.                 Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 6.90% and 4.82% as of December 31, 2005 and 2004, respectively. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering. The Corporation contributed $5.0 million of the proceeds of the Debt Securities offering to the Bank as additional capital to support the planned growth of the Bank.

10.          Income Taxes

Income taxes for the year ended December 31 consisted of the following:

	2005	2004	2003
	(in thousands)
Current (benefit) provision:
Federal	$2,380	$823	$—
State	560	455	3
Total current (benefit) provision	2,940	1,278	3
Deferred (benefit) provision:
Federal	(1,090)	(276)	(600)
State	(414)	(30)	—
Total deferred (benefit) provision	(1,504)	(306)	(600)
Total income tax provision (benefit)	$1,436	$972	$(597)

A reconciliation from statutory federal income taxes to the Company’s effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2005	2004	2003
	(in thousands)
Statutory federal taxes	$2,680	$2,360	$—
State taxes, net of federal income tax benefit	680	771	3
Change in valuation allowance	(1,605)	(1,426)	(600)
Other	(319)	(733)	—
Total	$1,436	$972	$(597)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2005	2004
	(in thousands)
Deferred tax assets:
Accrued expenses	$91	$84
Depreciation	284	—
Net operating loss	6,358	6,776
Allowance for loan losses	1,368	1,177
Loans held for sale	13	24
Unrealized losses on available for sale securities	428	217
Impairment on Participation Contract	—	—
Other	94	118
Total deferred tax assets	8,636	8,396
Deferred tax liabilities:
State taxes	(163)	(380)
Federal Home Loan Bank Stock	(587)	(359)
Depreciation	—	(155)
Other	(274)	—
Total deferred tax liabilities	(1,024)	(894)
Total deferred tax	7,612	7,502
Less valuation allowance	(2,424)	(4,029)
Net deferred tax asset	$5,188	$3,473

At December 31, 2005, there was a valuation allowance of approximately $2.4 million against the net operating loss deferred tax asset. The Company has a net operating loss carryforward of approximately $16.3 million for federal income tax purposes which expires in 2023. In addition, the Bank has a net operating loss carryforward of approximately $7.5 million for state franchise tax purposes, which expires in 2013. With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date. The ownership change reduced the Federal and State net operating loss carryforward by $5.8 million and $3.3 million, respectively. The annual usable net operating loss carryforward going forward is approximately $932,000 per year. As the Company achieves continuous taxable income and if the earning projections show that the Company will have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $2.4 million will be eliminated.

11.          Commitments, Contingencies and Concentrations of Risk

Legal Proceedings—In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans. On March 29, 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment. No hearing date has been set for our “preemption” motion. If the preemption ruling is not favorable to us, we intend to appeal the trial court’s ruling on the limitations and to vigorously defend.

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

Lease Commitments—The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007. The following schedule shows the minimum annual lease payments, excluding property taxes and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2006	$544
2007	513
2008	512
2009	526
2010	533
Thereafter	4,146
$6,774

Rental expense under all operating leases totaled $429,000, $274,000, and $269,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

12. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the 401(k) Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation. In 2004 and 2005, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. In 2003, the Bank matched 25% of the amount contributed by the employee up to a maximum of 8% of the employee’s salary. The amounts of contributions made to the 401(k) Plan by the Bank were approximately $143,000, $138,000, and $34,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the Plan)—The Plan was approved by the Shareholders in May 2004. The Plan authorizes the granting of options equal to 525,500 shares of the common stock for issuances to executives, key employees, officers, and directors. The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted. Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005 the Company chose to accelerate the vesting on all outstanding options. The following is a summary of activity in the 2004 Option Plan and the Life Financial Corporation 2000 Stock Option Incentive Plan for the years ended December 31, 2005, 2004, and 2003, respectively.

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	387,347	$11.40	183,122	$10.86	117,372	$10.99
Granted	—	—	212,225	11.69	73,250	10.12
Exercised	(3,750)	7.44	(3,666)	5.05	—	—
Forfeited	(7,450)	11.70	(4,334)	6.93	(7,500)	5.85
Options outstanding at the end of the year	376,147	$11.43	387,347	$11.40	183,122	$10.86
Options exercisable at the end of the year	267,000		276,750		149,750
Weighted average remaining contractual life of options outstanding at end of year	7.1 Years		8.6 Years		8.4 Years

The following table summarizes information about incentive stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price
$2.66–$5.85	67,000	6.17	$4.90	67,000	6.17	$4.90
$7.47–$11.29	200,000	8.29	10.48	200,000	8.29	10.48
$13.39–$55.00	109,147	7.24	17.19	—	—	—
	376,147	7.61	$11.43	267,000	7.76	$9.08

The fair value of options granted under the 2004 Option Plan and 2000 Option Plan during 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 44.70% and 36.56%, respectively, risk-free interest rate of 4.51% and 4.34%, respectively and expected average lives of 10 years. In 2004, options were granted at an average exercise price of $11.69 per share, with an average fair market value at date of grant of $7.38 per share. There were no options granted in 2005.

During 2005 restricted stock awards were granted for 4,500 shares of Pacific Premier Bancorp, Inc. Common Stock. These shares vest with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company. Compensation expense relating to these grants was $11,000 in 2005.  At December 31, 2005, restricted stock awards for 4,500 shares of Pacific Premier Bancorp, Inc. Common Stock remained outstanding. The table below summarizes the Restricted Stock award activity.

2005
Restricted stock awards	Shares	Weighted Average Grant Price
Outstanding unvested grants at January 1, 2005	—	$—
Share obligations assumed through acquisition	—	—
Granted	4,500	10.74
Vested	—	—
Canceled	—	—
Outstanding unvested grants at December 31, 2005	4,500	$10.74

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The Company’s commitments to extend credit at December 31, 2005 and 2004 totaled $2.2 million and $8.8 million, respectively.

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

	At December 31, 2005
	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,055	$34,055
Securities available for sale	35,850	35,850
FHLB Stock, at cost	13,945	13,945
Loans held for sale, net	456	456
Loans held for investment, net	602,937	609,723
Accrued interest receivable	3,007	3,007
Liabilities:
Deposit accounts	327,936	323,267
FHLB Advances	296,835	296,473
Other Borrowings	11,000	11,000
Subordinated debentures	10,310	12,007
Accrued interest payable	1,238	1,238

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

Accrued Interest Receivable/Payable—The carrying amount approximates fair value.

Deposit Accounts—The fair value disclosed for checking, passbook and money market accounts is the amount payable on demand at the reporting date. The fair value of certificates of deposit accounts is estimated using a discounted cash flow calculation based on interest rates currently offered for CDs of similar remaining maturities.

Other Borrowings—The carrying amount approximates fair value as the interest rate, based on risk, currently approximates market.

Subordinated Debentures—The fair value of subordinated debentures is estimated by discounting the balance by the current 3 month LIBOR rate plus the current market spread.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004.

15. Earnings Per Share

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2005:
Net income applicable to earnings per share	$7,221
Basic earnings per share
Income available to common stockholders	7,221	5,256,906	$1.37
Effect of dilutive securities
Warrants and stock option plans		1,401,334
Diluted earnings per share
Income available to common stockholders	$7,221	6,658,240	$1.08

	Income (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2004:
Net income applicable to earnings per share	$6,741
Basic earnings per share
Income available to common stockholders	6,741	5,256,334	$1.28
Effect of dilutive securities
Warrants and stock option plans		1,366,401
Diluted earnings per share
Income available to common stockholders	$6,741	6,622,735	$1.02

	Income (numerator)	Shares (denominator)	Per Share Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2003:
Net income applicable to earnings per share	$2,065
Basic earnings per share
Income available to common stockholders	2,065	2,161,314	$0.96
Effect of dilutive securities
Stock option plans		1,238,062
Diluted earnings per share
Income available to common stockholders	$2,065	3,399,376	$0.61

16. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2005	2004
	(in thousands)
Assets:
Cash and cash equivalents	$2,463	$2,443
Loans held for investment	61	167
Foreclosed real estate-net	—	—
Investment in subsidiaries	55,205	49,042
Income Tax Receivable	133	175
Deferred income taxes	3,004	2,408
Other assets	331	357
Total Assets	$61,197	$54,592
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	308	254
Total Liabilities	10,618	10,564
Total Stockholders’ Equity	50,579	44,028
Total Liabilities and Stockholders’ Equity	$61,197	$54,592

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF OPERATIONS:

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
Interest Income	$80	$2,102	$3,628
Interest Expense	622	340	2,162
Net interest income	(542)	1,762	1,466
Noninterest Income	1,262	2,654	514
Noninterest Expense	436	844	965
Equity In Net Earnings Of Subsidiaries	6,467	3,235	3,898
Income Before Income Tax Provision	6,751	6,807	4,913
Income Tax (Benefit) Provision	(470)	66	2,848
Net Income	$7,221	$6,741	$2,065

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,221	$6,741	$2,065
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of Senior Secured Note	—	—	560
Gain on sale of foreclosed real estate	—	—	(116)
Gain on sale of Participation Contract	—	(2,410)	—
Net accretion on Participation Contract	—	(1,964)	(3,589)
Equity in net earnings of subsidiaries	(6,467)	(3,235)	(3,898)
Increase (decrease) in accrued expenses and other liabilities	54	(335)	61
Decrease in current and deferred taxes	(554)	(233)	—
Decrease (increase) in other assets	26	(343)	454
Net cash provided by (used in) operating activities	280	(1,779)	(4,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	(19,000)	(7,000)
Proceeds from sale and principal payments on loans held for investment	167	26	79
Purchase and origination of loans held for investment	(61)	—	(86)
Proceeds from the sale of foreclosed real estate	—	—	118
Proceeds from Participation Contract	—	1,503	2,482
Proceeds from sale of Participation Contract	—	8,848	—
Net cash provided by (used in) investing activities	106	(8,623)	(4,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payoff of subordinated debentures	—	—	(1,500)
(Payoff of) and proceeds from issuance of Senior Secured Note	—	—	(12,000)
Purchase of common stock	(394)
Proceeds from issuance of common stock	28	18	24,258
Proceeds from issuance of subordinated debentures	—	10,310	—
Net cash (used in) provided by financing activities	(366)	10,328	10,758
Net Increase (Decrease) In Cash And Cash Equivalents	20	(74)	1,888
Cash And Cash Equivalents, Beginning Of Year	2,443	2,517	629
Cash And Cash Equivalents, End Of Year	$2,463	$2,443	$2,517

17. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
2005
Interest income	$7,207	$8,061	$8,740	$9,699
Interest expense	3,081	3,809	4,432	5,249
Provision for estimated loan losses	145	90	56	58
Noninterest income	626	1,280	1,056	1,168
Noninterest expense	2,817	2,887	3,077	3,479
Income Tax Provision	156	502	398	380
Net income	$1,634	$2,053	$1,833	$1,701
Earnings per share:
Basic	$0.31	$0.39	$0.35	$0.32
Diluted	$0.24	$0.31	$0.27	$0.25
2004
Interest income	$5,265	$5,700	$5,927	$6,331
Interest expense	1,458	1,742	2,082	2,535
Provision for estimated loan losses	57	208	195	245
Noninterest income	1,959	524	761	1,002
Noninterest expense	2,772	2,730	3,042	2,690
Income Tax Provision	12	194	219	547
Net (loss) income	$2,925	$1,350	$1,150	$1,316
Earnings per share:
Basic	$0.56	$0.26	$0.22	$0.25
Diluted	$0.44	$0.21	$0.17	$0.20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including its President and Chief Executive Officer along with its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s President and Chief Executive Officer along with its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that the

Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information relating to executive compensation and directors’ compensation is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006, which will be filed within 120 days after the end of the Registrant’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006, which will be filed within 120 days after the end of the Registrant’s fiscal year.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan, the Company’s 2004 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2000 & 2004 Stock Option Plans	376,147	$11.43	347,809
Equity compensation plans not approved by security holders:	—	—	—
Total Equity Compensation plans	376,147	$11.43	347,809

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006, which will be filed within 120 days after the end of the Registrant’s fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2006, which will be filed within 120 days after the end of the Registrant’s fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report.

(1)          The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

(2)          All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)          The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc.(1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended.(1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.(4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc.(5)
4.3	Indenture from PPBI Trust I.(8)
10.1	2000 Stock Incentive Plan.(6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999.(7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated January 2, 2004.(9)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004.(9)*
10.7	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002.(2)
10.8	Amended and Restated Declaration of Trust from PPBI Trust I.(8)
10.9	Guarantee Agreement from PPBI Trust I.(8)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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
DATED: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN R. GARDNER	President and Chief Executive Officer	March 31, 2006
Steven R. Gardner	(principl executive officer)

/s/ JOHN SHINDLER	Executive Vice President and Chief	March 31, 2006
John Shindler	Financial Officer (principal financial and accounting officer)

/s/ RONALD G. SKIPPER	Chairman of the Board and Directors	March 31, 2006
Ronald G. Skipper

/s/ JOHN D. GODDARD	Director	March 31, 2006
John D. Goddard

/s/ KENT G. SNYDER	Director	March 31, 2006
Kent G. Snyder

/s/ SAM YELLEN	Director	March 31, 2006
Sam Yellen

/s/ MICHAEL L. MCKENNON	Director	March 31, 2006
Michael L. McKennon

/s/ KENNETH BOUDREAU	Director	March 31, 2006
Kenneth Boudreau