Form 10-Q
period 2006-03-31
PACIFIC PREMIER BANCORP INC
filed 2006-05-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☒ Yes             ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,265,988 shares of common stock par value $0.01 per share, were outstanding as of May 11, 2006.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

FOR THE QUARTER ENDED MARCH 31, 2006

Item 1.  Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$5,314	$10,055
Federal funds sold	—	24,000
Cash and cash equivalents	5,314	34,055
Investment securities available for sale	35,641	35,850
Investment securities held to maturity:
FHLB Stock, at cost	14,288	13,945
Loans:
Loans held for sale, net	415	456
Loans held for investment, net of allowance of $2,992 (2006) and $2,767 (2005)	601,351	602,937
Accrued interest receivable	3,176	3,007
Foreclosed real estate	158	211
Premises and equipment	6,208	5,984
Current income taxes	212	133
Deferred income taxes	5,766	5,188
Bank Owned Life Insurance	10,001	—
Other assets	2,371	967
Total Assets	$684,901	$702,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$22,445	$21,803
Interest bearing:
Transaction accounts	64,154	60,015
Retail certificates of deposit	179,282	188,014
Wholesale/brokered certifcates of deposit	45,537	58,104
Total Deposits	311,418	327,936
Borrowings	305,000	307,835
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	5,545	6,073
Total Liabilities	$632,273	$652,154

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; 15,000,000 shares authorized; 5,265,988 (2006) and 5,228,438 (2005) shares issued and outstanding	$53	$53
Additional paid-in capital	67,618	67,198
Accumulated deficit	(14,319)	(16,059)
Accumulated other comprehensive loss, net of tax of $506 (2006) and $428 (2005)	(724)	(613)
Total Stockholders’ Equity	$52,628	$50,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,901	$702,733

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(UNAUDITED)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
INTEREST INCOME:
Loans	$9,770	$6,767
Other interest-earning assets	604	440
Total interest income	10,374	7,207

INTEREST EXPENSE:
Interest-bearing deposits	2,710	1,680
Other borrowings	2,861	1,266
Subordinated debentures	184	135
Total interest expense	5,755	3,081

NET INTEREST INCOME	4,619	4,126

PROVISION FOR LOAN LOSSES	—	145

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,619	3,981

NONINTEREST INCOME:
Loan servicing fee income	338	152
Bank and other fee income	102	128
Net gain from loan sales	386	69
Other income	120	277
Total noninterest income	946	626

NONINTEREST EXPENSE:
Compensation and benefits	2,230	1,889
Premises and occupancy	545	322
Data processing	95	83
Net loss (gain) on foreclosed real estate	81	(9)
Legal and audit	136	103
Marketing expense	133	27
Office and postage expense	91	54
Other expense	363	348
Total noninterest expense	3,674	2,817

INCOME BEFORE INCOME TAXES	1,891	1,790
PROVISION FOR INCOME TAXES	151	156
NET INCOME	$1,740	$1,634

INCOME PER SHARE:
Basic income per share	$0.33	$0.31
Diluted income per share	$0.26	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,254,160	5,258,738
Diluted	6,681,371	6,699,788

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Net income	—	—	—	1,634	—	$1,634	1,634
Unrealized loss on investments, net of tax of ($107)	—	—	—	—	(154)	(154)	(154)
Total comprehensive income						$1,480
Balance at March 31, 2005	5,258,738	$53	$67,564	$(21,646)	$(463)		$45,508

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2005	5,228,438	$53	$67,198	$(16,059)	$(613)		$50,579
Net income	—	—	—	1,740	—	$1,740	1,740
Unrealized loss on investments, net of tax of ($78)	—	—	—	—	(111)	(111)	(111)
Total comprehensive income						$1,629
Restricted stock issued	31,050		363				363
Stock options exercised	6,500	—	57	—	—		57
Balance at March 31, 2006	5,265,988	$53	$67,618	$(14,319)	$(724)		$52,628

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,740	$1,634
Adjustments to net income:
Depreciation expense	93	93
Provision for loan losses	—	145
Loss on sale and disposal of premises and equipment	7	—
Loss on sale, provision, and write-down of foreclosed real estate	73	32
Net unrealized loss and amortization on investment securities	98	131
Gain on sale of loans held for investment	(386)	(69)
Proceeds from the sales of, and principal payments from, loans held for sale	41	3
Change in current and deferred income tax receivable	(657)	(54)
Decrease in accrued expenses and other liabilities	(528)	(608)
Federal Home Loan Bank stock dividend	(159)	—
Income from bank owned life insurance	(1)	—
Increase in other assets	(1,573)	(624)
Net cash (used in) provided by operating activities	(1,252)	683

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	57,921	18,342
Purchase, origination and advances of loans held for investment	(56,039)	(69,429)
Proceeds from sale of foreclosed real estate	70	109
(Increase) decrease in premises and equipment	(324)	19
Purchase of bank owned life insurance	(10,000)	—
Purchase of FHLB stock	(184)	(2,308)
Net cash used in investing activities	(8,556)	(53,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(16,518)	1,523
(Repayment of) proceeds from FHLB advances	(2,835)	49,600
Repayment of other borrowings	—	(7,900)
Proceeds from exercise of stock options	57	—
Proceeds from issuance of restricted stock	363	—
Net cash (used in) provided by financing activities	(18,933)	43,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,741)	(9,361)
CASH AND CASH EQUIVALENTS, beginning of period	34,055	16,003
CASH AND CASH EQUIVALENTS, end of period	$5,314	$6,642

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$6,668	$3,141
Income taxes paid	$100	$310

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$90	$54

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2006 and 2005, the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2006 and 2005.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2006.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

The pro forma effects of applying SFAS No. 123 are disclosed below (dollars in thousands, except per share data) for the periods shown below:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Net income to common stockholders:
As reported	$1,740	$1,634
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—
Pro forma	$1,740	$1,634

Basic earnings per share:
As reported	$0.33	$0.31
Pro forma	$0.33	$0.31

Diluted earnings per share:
As reported	$0.26	$0.24
Pro forma	$0.26	$0.24

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 for accounting for certain hybrid financial instruments is effective for us beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on the Company.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized, 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS 156 is effective for us beginning January 1, 2007 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The impact to retained earnings of the Company as a result of the initial adoption of SFAS 156 is expected to be immaterial.

Note 2 – Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2006 (Unaudited)

Total Capital (to risk-weighted assets)	$58,366	12.09%	$38,624	8.00%	$48,280	10.00%
Tier 1 Capital (to adjusted tangible assets)	55,660	8.18%	27,202	4.00%	34,003	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	55,660	11.53%	19,312	4.00%	28,968	6.00%

At December 31, 2005

Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

Note 3 – Borrowings

At March 31, 2006, the Bank had no advances on its $100 million credit facility with Salomon Brothers.  At March 31, 2006, the Bank also had one advance in the amount of $1.0 million at a rate of 5.50% per annum against its $18.8 million credit facility, secured by mutual funds pledged to Pershing LLC.  Additionally, the Company had $304.0

million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 4.30% and a weighted average maturity of 0.25 years, as of March 31, 2006.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $460.9 million.  As of March 31, 2006, the Bank was able to borrow up to 45% of its total assets as of December 31, 2005 under the line, which amounted to $314.7 million, an increase of $18.0 million from the quarter ended December 31, 2005.  FHLB advances consisted of the following as of March 31, 2006:

			Weighted
			Average Annual
FHLB Advances Maturing in:	Amount	% of Total	Interest Rate
	(dollars in thousands)
One month or less	$101,000	33.23%	4.24%
Over one month to three months	93,000	30.59%	4.12%
Over three months to six months	35,000	11.51%	4.64%
Over six months to one year	75,000	24.67%	4.44%
Over one year	—	—	—

Total FHLB Advances	$304,000	100.00%	4.30%

Note 4 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum for an effective rate of 7.35% per annum as of March 31, 2006.

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

Note 5 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 94,147 and 117,597 shares for March 31, 2006 and March 31, 2005, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeded the average market price.

The table below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006			2005
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(Unaudited)

Net Earnings	$1,740			$1,634

Basic EPS Earnings Available to common stockholders	$1,740	5,254,160	$0.33	$1,634	5,258,738	$0.31
Effect of Warrants and Dilutive Stock Options	—	1,427,211		—	1,441,050

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,740	6,681,371	$0.26	$1,634	6,699,788	$0.24

Note 6 – Valuation Allowance for Deferred Income Taxes

The Company benefited from a reduction in its valuation allowance for deferred taxes in the three months ended March 31, 2006 and March 31, 2005 of $500,000 and $500,000, respectively.  The Company’s valuation allowance for deferred taxes was $1.9 million at March 31, 2006. The decrease in the deferred tax valuation allowance is due to management’s updated forecast of taxable earnings for the foreseeable future.  As the Company recognizes continuous taxable income and if the earnings projections show that the Company will have the ability to use its net operating loss carry-forwards, then all, or part, of the remaining valuation allowance for deferred taxes of $1.9 million will be eliminated.

Note 7 – Purchase of Bank Owned Life Insurance

The Company purchased $10.0 million in Bank owned life insurance on March 28, 2006.

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2006 and 2005.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2005 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

The Corporation, a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Savings Association Insurance Fund (“SAIF”), which is a separate insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and by the FDIC.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates five depository branches in Southern California located in the cities of San Bernardino, Seal Beach, Huntington Beach, Los Alamitos, and Costa Mesa, a Small Business Administration (“SBA”) loan production office in Pasadena and our corporate headquarters in Costa Mesa, California.  In the third quarter of 2006, we will be opening our sixth depository branch in the city of Newport Beach.  The Bank, through its branches and web site at www.PPBI.net on the internet, offers a broad array of deposit products and services for both commercial and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  Additionally, the Bank offers a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses” and “Provision for Income Taxes” discussed later in this document and in our 2005 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $684.9 million as of March 31, 2006, compared to $702.7 million as of December 31, 2005.  The $17.8 million or 2.5% decrease in total assets was primarily the result of decreases of $28.7 million in cash and cash equivalents, which was partially offset by the addition of $10.0 million of Bank-owned life insurance, which is classified in other assets.

Investment Securities

A summary of the Company’s securities as of March 31, 2006 and December 31, 2005 is as follows (dollars in thousands):

	March 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,151	$—	$(170)	$8,981
Mutual Funds (2)	27,719	—	(1,059)	26,660
Total securities available for sale	$36,870	$—	$(1,229)	$35,641

Securities Held to Maturity:
FHLB Stock	$14,288	$—	$—	$14,288
Total securities held to maturity	$14,288	$—	$—	$14,288

Total securities	$51,158	$—	$(1,229)	$49,929

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
Securities Available for Sale:
Mortgage-Backed Securities	$9,171	$—	$(112)	$9,059
Mutual Funds	27,719	—	(928)	26,791
Total securities available for sale	$36,890	$—	$(1,040)	$35,850

Securities Held to Maturity:
FHLB Stock	$13,945	$—	$—	$13,945
Total securities held to maturity	$13,945	$—	$—	$13,945

Total securities	$50,835	$—	$(1,040)	$49,795

(1)   At March 31, 2006, mortgage-backed securities consisted of one collateralized mortgage obligation (“CMO”) secured by the Federal Home Loan Mortgage Corporation “(FHLMC”), with a carrying value of $8.9 million.

(2)   The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended March 31, 2006.  An aggregate of $1.4 million of the mutual funds have been pledged to Pershing, LLC to secure an advance of $1.0 million under its $18.7 million line of credit.

Investment Securities by Contractual Maturity

As of March 31, 2006

(dollars in thousands)

	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$8,981	4.58%	$8,981	4.58%

Mutual Fund	26,660	4.27%	—	0.00%	—	0.00%	—	0.00%	26,660	4.27%

Total securities available for sale	26,660	4.27%	—	0.00%	—	0.00%	8,981	4.58%	35,641	4.35%

FHLB Stock	14,288	5.13%	—	0.00%	—	0.00%	—	0.00%	14,288	5.13%

Total securities held to maturity	14,288	5.13%	—	0.00%	—	0.00%	—	0.00%	14,288	5.13%

Total securities	$40,948	4.57%	$—	0.00%	$—	0.00%	$8,981	4.58%	$49,929	4.57%

Loans

Gross loans outstanding totaled $603.5 million at March 31, 2006 compared to $605.0 million at December 31, 2005.  The $1.5 million decrease is the net result of new volume of $56.0 million, which was offset by multifamily loan sales of $38.9 million and $18.5 million in principal repayments during the first three months of 2006.  The Company’s commercial real estate secured loans grew during the first quarter of 2006 by $10.8 million, an annualized rate of 34.4%.

The Bank originated $38.5 million, $16.0 million, and $1.5 million, respectively, of adjustable-rate multi-family loans, commercial real estate secured loans, and commercial business loans for the three months ended March 31, 2006.

A summary of the Company’s loan originations and principal repayments for the three months ended March 31, 2006 and 2005 are as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Beginning balance, gross	$604,976	$471,609
Loans originated:
Multi-family	38,545	49,661
Commercial real estate	16,040	18,922
Commercial business loans	1,454	844
Other	—	1
Total loans originated	56,039	69,428
Total	661,015	541,037
Less:
Principal repayments	18,488	10,341
Net Charge-offs	58	4
Sales of loans	38,884	8,055
Transfers to REO	90	54
Total Gross loans	603,495	522,583
Less ending balance loans held for sale (gross)	(430)	(555)
Ending balance loans held for investment (gross)	$603,065	$522,028

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	March 31, 2006			December 31, 2005
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Interest Rate	Amount	Total	Interest Rate

Real Estate Loans:
Multi-family	$446,398	73.97%	6.39%	$459,714	75.98%	6.07%
Commercial and land	136,209	22.57%	6.89%	125,426	20.73%	6.68%
One-to-four family (1)	15,429	2.56%	9.66%	16,561	2.74%	9.63%
Commercial business	5,432	0.90%	8.48%	3,248	0.54%	7.95%
Other Loans	27	0.00%	11.95%	27	0.00%	11.90%
Total Gross loans	$603,495	100.00%	6.60%	$604,976	100.00%	6.30%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of our adjustable-rate, multi-family and commercial real estate loan portfolio in dollar amounts as of March 31, 2006 (dollars in thousands):

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
ARM *	425	333,451	6.853	1.66
3 Years	185	156,053	5.775	22.73
5 Years	68	63,870	6.256	42.96
> 5 Years	11	11,663	7.138	110.37
	689	565,037	6.494	14.39

* Includes three year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $3.0 million as of March 31, 2006 and $3.1 million as of December 31, 2005. The allowance for loan losses as a percent of nonperforming loans was 215.9% and 180.8% as of March 31, 2006 and December 31, 2005, respectively.  Net nonperforming assets totaled $1.4 million at March 31, 2006 and $1.7 million as of December 31, 2005, or 0.20% and 0.24% of total assets, respectively.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 33 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within the income property portfolio. For the commercial business loans portfolio, the Bank bases the level of allowance on the type of collateral and the nine year historical loan loss experience for commercial business loans compiled by the OTS. Given the composition of the Company’s loan portfolio, the $3.0 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2006. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Balance, beginning of period	$3,050	$2,626

Provision for loan losses	—	145

Charge-offs
Real estate:
One-to-four family	(84)	(47)
Multi-family	—	—
Commercial and land	—	—
Construction	—	—
Commercial business	—	—
Other loans	—	(3)
Total charge-offs	(84)	(50)
Recoveries
Real estate:
One-to-four family	25	30
Multi-family	—	—
Commercial and land	—	—
Construction	—	—
Commercial business	—	—
Other loans	1	16
Total recoveries	26	46
Net (charge-offs) recoveries	(58)	(4)

Balance, end of period	$2,992	$2,767

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated.  The decrease in the total nonperforming assets is primarily due to decreases in net nonperforming one-to-four family loans of $300,000.  All nonperforming loans consist of one-to-four family loans.

	At March 31,	At December 31,
(dollars in thousands)	2006	2005
Nonperforming assets:
Real Estate:
One-to-four family	$1,386	$1,687
Multi-family	—	—
Commercial and land	—	—
Construction	—	—
Commercial business	—	—
Other loans	—	—
Total nonaccrual loans	1,386	1,687
Foreclosures in process	—	—
Specific allowance	(181)	(185)
Total nonperforming loans, net	1,205	1,502
Foreclosed real estate owned	158	211
Total nonperforming assets, net (1)	$1,363	$1,713

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.50%	0.50%

Allowance for loan losses as a percent of total nonperforming loans, gross	215.87%	180.79%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.20%	0.25%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.20%	0.24%

(1)          Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)          Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $652.2 million at December 31, 2005 to $632.3 million at March 31, 2006.  The decrease is primarily due to decreases of $12.6 million and $8.7 million of broker and consumer certificates of deposit, respectively.

The Company had $305.0 million in FHLB advances and other borrowings as of March 31, 2006, compared to $307.8 million in such borrowings at December 31, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $460.9 million.  The Bank may borrow up to 45% of its assets under the line.  As of March 31, 2006, the maximum the Bank may borrow was $314.7 million, based on the Bank’s assets as of December 31, 2005.  The total cost of the Company’s borrowings at March 31, 2006 was 4.40%, an increase of 155 basis points compared to the same period in 2005.

Deposits decreased by $16.5 million to $311.4 million at March 31, 2006, compared to $327.9 million of deposits at December 31, 2005.  The decrease in deposits was primarily comprised of decreases of $21.3 million in certificates of deposits, which were partially offset by $4.1 million increase in transaction accounts.  During the three months ended March 31, 2006, the cost of deposits increased 95 basis points to 3.27% compared to the same period in 2005.

Total stockholder’s equity increased $2.0 million to $52.6 million at March 31, 2006, compared to $50.6 million at December 31, 2005, primarily due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2006 and 2005:

The Company recorded first quarter net income of $1.7 million, or $0.26 per diluted share, compared to net income of $1.6 million, or $0.24 per diluted share for the first quarter of 2005, an increase of 6.5%.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options outstanding.  See Note 5 – Earnings Per Share.

Return on average assets (ROAA) for the three months ended March 31, 2006 was 1.02% compared to 1.18% for the same period in 2005.  The Company’s return on average equity (ROAE) for the three months ended March 31, 2006 was 13.41 % compared to 14.58% for the three months ended March 31, 2005.  The Company’s basic and diluted book value per share increased to $9.99 and $8.35, respectively, at March 31, 2006, reflecting an annualized increase of 13.2% and 12.8% from December 31, 2005.  Options whose exercise price exceeds the closing market price as of March 31, 2006 are excluded from the diluted book value calculation.

Net Interest Income

For the three months ended March 31, 2006, net interest income increased to $4.6 million from $4.1 million for the same period a year earlier.  The increase for the three month period is predominately attributable to a 23.4% increase in the average loans outstanding or $117.9 million and a 16.6% increase in the average quarterly loan yield to 6.40% from 5.49%, over the prior year period, which was partially offset by increases in average borrowings and deposits outstanding of $119.3 million or 23.6%.

The Company’s net interest margin for the quarter ended March 31, 2006 was 2.79% compared to 3.06% for the period ended March 31, 2005.   The decrease in the margin from March 31, 2005 was primarily attributable to increases in the average cost of deposits and borrowings of 96 and 158 basis points, respectively, which was partially offset by an increase in the yield on earning assets of 92 basis points.   The increase in earning assets yields are primarily due to the repricing of the Bank’s adjustable rate loans and the origination of higher yielding commercial real estate and business loans. At March 31, 2006, the Bank’s loan portfolio was comprised of $581.6 million of adjustable rate loans, representing 96.4% of its total loan portfolio as of such date.  These loans have an overall average time to reprice of 14.0 months. The adjustable rate loan portfolio contains $231.4 million of loans that are scheduled to reprice in April 2006 of which $168.3 million is indexed to the 12 Month Treasury Average rate (12-MTA), a lagging index, and $32.6 million that is indexed to the six-month LIBOR rate. The increase in the cost of funds is attributable to the overall rising short-term interest rate environment and strong competitor deposit pricing within the Bank’s primary markets.

The following table sets forth the Company’s average balance sheets (unaudited), and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2006 and 2005.           The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$407	$20	19.66%	$348	$11	12.64%
Federal funds sold	1,464	15	4.22%	365	2	2.19%
Investment securities	49,775	569	4.57%	45,643	427	3.74%
Loans receivable	610,581	9,770	6.40%	492,721	6,767	5.49%
Total interest-earning assets	662,227	10,374	6.27%	539,077	7,207	5.35%

Non-interest-earning assets	20,924			14,985
Total assets	$683,151			$554,062

Liabilities and Equity
Interest-bearing liabilities:
Passbook accounts, money market, and checking	$87,414	$346	1.58%	$76,197	$259	1.36%
Certificate accounts	244,308	2,364	3.87%	214,285	1,421	2.65%
Total interest-bearing deposits	331,722	2,710	3.27%	290,482	1,680	2.31%

Borrowings	282,318	2,861	4.05%	204,250	1,266	2.48%
Subordinated debentures	10,310	184	7.14%	10,310	135	5.24%
Total interest-bearing liabilities	624,350	5,755	3.69%	505,042	3,081	2.44%

Non-interest-bearing liabilities	6,887			4,178
Total liabilities	631,237			509,220

Equity	51,914			44,842
Total liabilities and equity	$683,151			$554,062

Net interest income		$4,619			$4,126
Net interest rate spread			2.58%			2.90%
Net interest margin			2.79%			3.06%
Ratio of interest-earning assets to interest-bearing liabilities			106.07%			106.74%

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

	Three Months Ended March 31, 2006
	Compared to
	Three Months Ended March 31, 2005
	Increase (decrease) due to
	Rate	Volume	Net
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$7	$2	$9
Federal funds sold	3	10	13
Investment securities	101	41	142
Loans receivable, net (1)	1,226	1,777	3,003
Total interest-earning assets	1,337	1,830	3,167

Interest-bearing liabilities:
Transaction accounts	$46	$41	$87
Certificate accounts	723	220	943
Borrowings	996	600	1,596
Subordinated debentures	48	—	48
Total interest-bearing liabilities	1,813	861	2,674

Change in net interest income	$(476)	$969	$493

Provision for Loan Losses

The provision for loan losses was zero for the three months ended March 31, 2006, compared to $145,000 for the same period in 2005.  The decrease in the provision for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a $1.6 million decrease in net loans during the quarter compared to a $51.0 million increase in net loans during the same period in 2005.  The net charge-off for the first quarter of 2006 was $58,000 compared to $4,000 for the same period in 2005.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Non-interest income was $946,000 for the three months ended March 31, 2006, compared to $626,000 for the same period ended March 31, 2005.  The 51.1% increase in noninterest income for the three month period was primarily due to increases in gains from the loan sales of $317,000 and prepayment penalty income of $174,000 over the same period in 2005. During the quarter ended March 31, 2006, the Bank sold $38.9 million of multi-family loans (with servicing-retained on $26.9 million of those loans sold) as part of its strategy to diversify its loan portfolio. Prepayment penalties totaling $267,000 was collected from the early pay-off of $12.7 million of multi-family and commercial real estate loans. Partially offsetting the gain from loan sales and prepayment penalty income was a reduction in the recoveries of charged-off loans associated with the Participation Contract of $174,000.

Noninterest Expense

Non-interest expense was $3.7 million for the three months ended March 31, 2006, compared to $2.8 million for the same period ended March 31, 2005.  The increase in noninterest expense during the quarter ended March 31, 2006 was the result of increases in compensation and benefits, premises and occupancy expense, and marketing costs of $341,000, $223,000, and $90,000, respectively.  The growth in compensation and benefits expense is primarily due to the costs related to the increase in full-time equivalent employees from 75 at March 31, 2005 to 97 at March 31, 2006. A large portion, $117,000, of the increase in our premise and occupancy expense is attributable to the rent associated with the Bank’s new branches and SBA production office, as well as, a rent increase on our San Bernardino branch. The Bank expects to continue to add additional staffing throughout 2006 for its three new branches.

Provision for Income Taxes

The Company’s tax provision for the three months ended March 31, 2006 was $151,000.  For the same period a year earlier, the tax provision was $156,000.  The Company benefited from a reduction in its valuation allowance for deferred taxes of $500,000 in both quarters ending March 31, 2006 and 2005.  The Company’s valuation allowance for deferred taxes was $1.9 million at March 31, 2006.  The decrease in the deferred tax valuation allowance is due to Management’s updated forecast of taxable earnings for the foreseeable future and because we believe that it is more likely than not that we will realize these tax assets.  As the Company recognizes continuous taxable income and if the earning projections show that the Company will, more likely than not, have the ability to use its net operating loss carry-forwards, then all or part of the remaining valuation allowance for deferred taxes of $1.9 million will be eliminated.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 6.98% and 6.17% for the quarters ended March 31, 2006 and 2005, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows used in operating activities was $1.3 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of  $678,000 for the three months ended March 31, 2005.  Net cash used in investing activities was $8.6 million for the three months ended March 31, 2006, compared to $53.3 million for the three months ended March 31, 2005.  Net cash used in financing activities was $18.9 million for the three months ended March 31, 2006, compared to net cash provided by financing activities $43.2 million for the three months ended March 31, 2005.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2006, cash and cash equivalents totaled $5.3 million and the market-value of the Bank’s short-term investments totaled $26.7 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances.

As of March 31, 2006, the Bank had outstanding commitments for loan originations and unused lines of credit of $750,000 and $5.6 million, respectively, compared to $2.2 million and $5.5 million, respectively, at December 31, 2005.  There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2006 compared to the period ended December 31, 2005 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of March 31, 2006, the Bank met the capital ratios required to be considered well capitalized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2005. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2005 Annual Report on Form 10-K.

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in the Company’s December 31, 2005 Form 10-K.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PACIFIC PREMIER BANCORP, INC.,

May 15, 2006	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 15, 2006		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.