Form 10-Q
period 2006-06-30
PACIFIC PREMIER BANCORP INC
filed 2006-08-14
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-22193

PACIFIC PREMIER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0743196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Sunflower Avenue, 2nd Floor,
Costa Mesa, California 92626

(714) 431-4000
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,263,988 shares of common stock par value $0.01 per share, were outstanding as of August 11, 2006.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2006

Item 1.                          Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Cash and due from banks	$4,011	$10,055
Federal funds sold	24,500	24,000
Cash and cash equivalents	28,511	34,055
Investment securities available for sale	35,508	35,850
Investment securities held to maturity:
FHLB Stock, at cost	14,927	13,945
Loans:
Loans held for sale, net	264	456
Loans held for investment, net of allowance of $2,967 (2006) and $2,767 (2005)	604,309	602,937
Accrued interest receivable	3,291	3,007
Foreclosed real estate	363	211
Premises and equipment	6,304	5,984
Current income taxes	262	133
Deferred income taxes	7,010	5,188
Bank Owned Life Insurance	10,079	—
Other assets	3,517	967
Total Assets	$714,345	$702,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$25,986	$21,803
Interest bearing:
Transaction accounts	69,088	60,015
Retail certificates of deposit	185,104	188,014
Wholesale/brokered certifcates of deposit	45,344	58,104
Total Deposits	325,522	327,936
Borrowings	317,300	307,835
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	5,745	6,073
Total Liabilities	$658,877	$652,154

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,263,988 (2006) and 5,228,438 (2005) shares issued and outstanding	$53	$53
Additional paid-in capital	67,618	67,198
Accumulated deficit	(11,412)	(16,059)
Accumulated other comprehensive loss, net of tax of $553 (2006) and $428 (2005)	(791)	(613)
Total Stockholders’ Equity	$55,468	$50,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,345	$702,733

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
INTEREST INCOME:
Loans	$10,076	$7,588	$19,846	$14,355
Other interest-earning assets	660	473	1,263	912
Total interest income	10,736	8,061	21,109	15,267

INTEREST EXPENSE:
Interest on Transaction accounts	416	278	761	537
Interest on Certificates of deposit	2,352	1,633	4,716	3,054
Total deposit interest expense	2,768	1,911	5,477	3,591
Other borrowings	3,540	1,749	6,401	3,015
Subordinated debentures	197	149	381	283
Total interest expense	6,505	3,809	12,259	6,889

NET INTEREST INCOME	4,231	4,252	8,850	8,378

PROVISION FOR LOAN LOSSES	104	90	103	235

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,127	4,162	8,747	8,143

NONINTEREST INCOME:
Loan servicing fee income	406	336	744	488
Bank and other fee income	132	131	234	259
Net gain from loan sales	472	25	858	94
Other income	210	788	329	1,065
Total noninterest income	1,220	1,280	2,165	1,906

NONINTEREST EXPENSE:
Compensation and benefits	2,317	1,811	4,548	3,700
Premises and occupancy	558	321	1,102	643
Data processing	90	80	185	163
Net (gain) loss on foreclosed real estate	(38)	(16)	43	(25)
Legal and audit	126	245	262	348
Marketing expense	215	65	348	108
Office and postage expense	105	101	197	184
Other expense	365	280	727	582
Total noninterest expense	3,738	2,887	7,412	5,703

INCOME BEFORE INCOME TAXES	1,609	2,555	3,500	4,346
(BENEFIT) PROVISION FOR INCOME TAXES	(1,298)	502	(1,147)	658
NET INCOME	$2,907	$2,053	$4,647	$3,688

INCOME PER SHARE:
Basic income per share	$0.55	$0.39	$0.88	$0.70
Diluted income per share	$0.43	$0.31	$0.70	$0.56

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,265,329	5,258,738	5,259,775	5,258,738
Diluted	6,689,734	6,558,718	6,685,576	6,628,863

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in thousands)

(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	($23,280)	($309)		$44,028
Net income	—	—	—	3,688	—	$3,688	3,688
Unrealized loss on investments, net of tax of ($91)	—	—	—	—	(132)	(132)	(132)
Total comprehensive income						$3,556
Shares repurchased	(2,500)	(25)	(26)				(51)
Stock options exercised	2,500	25	15	—	—		40
Balance at June 30, 2005	5,258,738	$53	$67,553	($19,592)	($441)		$47,573

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2005	5,228,438	$53	$67,198	($16,059)	($613)		$50,579
Net income	—	—	—	4,647	—	$4,647	4,647
Unrealized loss on investments, net of tax of ($126)	—	—	—	—	(178)	(178)	(178)
Total comprehensive income						$4,469
Shares repurchased	(750)						—
Restricted stock issued	32,550		363				363
Restricted stock forfeited	(2,750)						—
Stock options exercised	6,500	—	57	—	—		57
Balance at June 30, 2006	5,263,988	$53	$67,618	($11,412)	($791)		$55,468

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,647	$3,688
Adjustments to net income:
Depreciation expense	190	172
Provision for loan losses	104	235
Loss on sale and disposal of premises and equipment	8	—
Loss on sale, provision, and write-down of foreclosed real estate	47	60
Net unrealized loss and amortization on investment securities	164	140
Gain on sale of loans held for investment	(858)	(94)
Proceeds from the sales of, and principal payments from, loans held for sale	176	(8)
Change in current and deferred income tax receivable	(1,951)	(313)
Decrease in accrued expenses and other liabilities	(328)	895
Federal Home Loan Bank stock dividend	(333)	(170)
Income from bank owned life insurance	(79)	—
Increase in other assets	(2,834)	(857)
Net cash (used in) provided by operating activities	(1,047)	3,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	136,541	38,536
Purchase, origination and advances of loans held for investment	(137,538)	(120,952)
Proceeds from sale of foreclosed real estate	196	144
(Increase) decrease in premises and equipment	(518)	(47)
Purchase of bank owned life insurance	(10,000)	—
Purchase of FHLB stock	(649)	(2,671)
Net cash used in investing activities	(11,968)	(84,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(2,414)	8,879
(Repayment of) proceeds from FHLB advances	(535)	70,926
Proceeds from other borrowings	10,000	7,100
Proceeds from exercise of stock options	57	(11)
Proceeds from issuance of restricted stock	363	0
Net cash provided by financing activities	7,471	86,894

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,544)	5,652
CASH AND CASH EQUIVALENTS, beginning of period	34,055	16,003
CASH AND CASH EQUIVALENTS, end of period	$28,511	$21,655

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$13,078	$6,784
Income taxes paid	$1,345	$1,021

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$395	$100

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006 and 2005, the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and six months ended June 30, 2006 and 2005.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2006.

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

The pro forma effects of applying SFAS No. 123 are disclosed for the periods shown below:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$2,907	$2,053	$4,647	$3,688
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—	—	—
Pro forma	$2,907	$2,053	$4,647	$3,688

Basic earnings per share:
As reported	$0.55	$0.39	$0.88	$0.70
Pro forma	$0.55	$0.39	$0.88	$0.70

Diluted earnings per share:
As reported	$0.43	$0.31	$0.70	$0.56
Pro forma	$0.43	$0.31	$0.70	$0.56

In February 2006, the Financial Accounting Standards Board, (“FASB”), issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which provides the following: 1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, 2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” 3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, 4) clarifies that concentrations of credit in the form of subordination are not embedded derivatives, and 5) amends Statement of Financial Accounting Standards No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125” to eliminate the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 for accounting for certain hybrid financial instruments is effective for us beginning January 1, 2007. Adoption of SFAS 155 is not expected to have a material impact on the Company.

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

Note 2 — Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2006 (Unaudited)

Total Capital (to risk-weighted assets)	$60,301	11.73%	$41,142	8.00%	$51,428	10.00%
Tier 1 Capital (to adjusted tangible assets)	57,533	8.13%	28,323	4.00%	35,403	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	57,533	11.19%	20,571	4.00%	30,857	6.00%

At December 31, 2005

Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

Note 3 — Borrowings

At June 30, 2006, the Bank had no advances on its $100 million credit facility with Salomon Brothers.  At June 30, 2006, the Bank had one advance in the amount of $1.0 million at a rate of 6.00% per annum against its $18.6 million credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank also had Fed Funds purchased in the amount of $10.0 million at a rate of 5.56% per annum.  Additionally, the Company had $306.3 million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 5.07% and a weighted average maturity of 0.32 years as of June 30, 2006.  As of such date, advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $478.3 million.  As of June 30, 2006, the Bank was able to borrow up to 45% of its total assets as of March 31, 2006 under the line, which amounted to $306.4 million, a decrease of $8.34 million from the quarter ended March 31, 2006.  FHLB advances consisted of the following as of June 30, 2006:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$71,300	23.28%	5.18%
Over one month to three months	50,000	16.32%	5.03%
Over three months to six months	140,000	45.71%	4.86%
Over six months to one year	25,000	8.16%	5.63%
Over one year	20,000	6.53%	5.63%
Total FHLB advances	$306,300	100.00%	5.07%

Note 4 — Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which fund the payment of $10.0 million of Floating Rate Trust Preferred Securities which were issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 7.82% per annum as of June 30, 2006.

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

Note 5 — Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 93,897 and 94,147 shares for June 30, 2006 and June 30, 2005, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeding the average market price.

The table below set forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,
	2006			2005
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$2,907			$2,053

Basic EPS Earnings available to common stockholders	$2,907	5,265,329	$0.55	$2,053	5,258,738	$0.39
Effect of Warrants and dilutive stock options	—	1,424,405		—	1,299,980

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$2,907	6,689,734	$0.43	$2,053	6,558,718	$0.31

	For the Six Months Ended June 30,
	2006			2005
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$4,647			$3,688

Basic EPS Earnings available to common stockholders	$4,647	5,259,775	$0.88	$3,688	5,258,738	$0.70
Effect of Warrants and dilutive stock options	—	1,425,801		—	1,370,125

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$4,647	6,685,576	$0.70	$3,688	6,628,863	$0.56

Note 6 — Valuation Allowance for Deferred Income Taxes

Based on the Company’s quarterly analysis of its valuation allowance for deferred taxes, the Company reversed the valuation allowance, as the deferred tax assets were determined, more likely than not, to be realized based on recent earnings.  The reversal of the remaining valuation allowance for its deferred taxes resulted in a tax benefit of $1.9 million for the quarter ended June 30, 2006. Besides the aforementioned benefit, the Company benefited from a reduction in its valuation allowance for deferred taxes for the six months ended June 30, 2006 and for the three and six months ended June 30, 2005 of $2.4 million, $500,000, and $1.0 million, respectively

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2006 and 2005.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2005 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

The Corporation, a Delaware corporation organized in 1997, is a unitary savings and loan holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan and became a federally chartered stock savings bank in 1991.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the Office of Thrift Supervision (“OTS”), its primary federal regulator, and by the FDIC.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates five depository branches in Southern California located in the cities of San Bernardino, Seal Beach, Huntington Beach, Los Alamitos, and Costa Mesa, a Small Business Administration (“SBA”) loan production office in Pasadena and our corporate headquarters in Costa Mesa, California.  In the fourth quarter of 2006, we will be opening our sixth depository branch in the city of Newport Beach.  The Bank, through its branches and web site at www.PPBI.net on the internet, offers a broad array of deposit products and services for both commercial and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  Additionally, the Bank offers a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities primarily with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

FINANCIAL CONDITION

Total assets of the Company were $714.3 million as of June 30, 2006, compared to $702.7 million as of December 31, 2005.  The $11.6 million, or 1.7%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, which is classified in other assets, which was partially offset by a decrease in cash and cash equivalents of $5.5 million.

Investment Securities

A summary of the Company’s securities as of June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities (1)	$9,133	$—	$(208)	$8,925
Mutual Funds (2)	27,719	—	(1,136)	26,583
Total securities available for sale	$36,852	$—	$(1,344)	$35,508

Securities Held to Maturity:
FHLB Stock	$14,927	$—	$—	$14,927
Total securities held to maturity	$14,927	$—	$—	$14,927

Total securities	$51,779	$—	$(1,344)	$50,435

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$9,171	$—	$(112)	$9,059
Mutual Funds	27,719	—	(928)	26,791
Total securities available for sale	$36,890	$—	$(1,040)	$35,850

Securities Held to Maturity:
FHLB Stock	$13,945	$—	$—	$13,945
Total securities held to maturity	$13,945	$—	$—	$13,945

Total securities	$50,835	$—	$(1,040)	$49,795

(1)             At June 30, 2006, mortgage-backed securities consisted of one collateralized mortgage obligation secured by the Federal Home Loan Mortgage Corporation, with a carrying value of $8.9 million.

(2)             The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended June 30, 2006.  An aggregate of $1.4 million of the mutual funds have been pledged to Pershing, LLC to secure an advance of $1.0 million under the Bank’s $18.6 million line of credit.

Investment Securities by Contractual Maturity
As of June 30, 2006
(dollars in thousands)

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$8,925	4.65%	$8,925	4.65%

Mutual Fund	26,583	4.43%	—	0.00%	—	0.00%	—	0.00%	26,583	4.43%

Total securities available for sale	26,583	4.43%	—	0.00%	—	0.00%	8,925	4.65%	35,508	4.49%

FHLB Stock	14,927	5.06%	—	0.00%	—	0.00%	—	0.00%	14,927	5.06%

Total securities held to maturity	14,927	5.06%	—	0.00%	—	0.00%	—	0.00%	14,927	5.06%

Total securities	$41,510	4.66%	$—	0.00%	$—	0.00%	$8,925	4.65%	$50,435	4.66%

Loans

Gross loans outstanding totaled $606.4 million at June 30, 2006 compared to $605.0 million at December 31, 2005.  The $1.4 million increase is the net result of new volume of $137.5 million, which was offset by multifamily loan sales of $78.8 million and $51.1 million in principal repayments during the first six months of 2006.  The Company’s commercial real estate secured loans grew during the six months ended June 30, 2006 by $26.5 million, an annualized rate of 42.3%.  In addition, during the second quarter of 2006, the Bank originated $1.4 million of SBA loans for the first time.

For the three months ended June 30, 2006, the Bank originated $43.5 million and $27.7 million of multi-family and commercial real estate loans, as well as $7.4 million and $1.4 million of commercial business and SBA loans.  For the six months ended June 30, 2006, multi-family and commercial real estate originations totaled $82.0 million and $43.7 million, while the commercial business and SBA loan originations totaled $9.9 million, and $1.4 million, respectively.  Principal repayments and loan sales for the three and six months ended June 30, 2006 totaled $31.7 million, $39.9 million, $51.1 million, and $78.8 million, respectively.

A summary of the Company’s loan originations, loan sales and principal repayments for the six months ended June 30, 2006 and 2005 are as follows:

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	(in thousands)
Beginning balance, gross	$604,976	$471,609
Loans originated:
Multi-family	82,032	84,469
Commercial real estate	43,712	35,083
Commercial business (1)	9,943	3,282
SBA (1)	1,351	—
Other (1)	500	1
Total loans originated	137,538	122,835
Total	742,514	594,444

Less:
Principal repayments	51,052	28,636
Change in undisbursed loan funds	5,740	1,527
Net Charge-offs	187	82
Sales of loans	78,769	10,297
Transfers to Real Estate Owned	395	100
Total Gross loans	606,371	553,802
Less ending balance loans held for sale (gross)	280	491
Ending balance loans held for investment (gross)	$606,091	$553,311

(1)             Includes lines of credit

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated (dollars in thousands):

	June 30, 2006			December 31, 2005
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$432,365	71.31%	6.57%	$459,714	75.98%	6.07%
Commercial and land	151,925	25.05%	7.17%	125,426	20.73%	6.68%
One-to-four family (1)	13,912	2.29%	9.68%	16,561	2.74%	9.63%
Commercial business	7,506	1.24%	9.13%	3,248	0.54%	7.95%
SBA	636	0.10%	10.24%	—	0.00%	0.00%
Other Loans	27	0.01%	11.98%	27	0.01%	11.90%
Total Gross loans	$606,371	100.00%	6.83%	$604,976	100.00%	6.30%

(1)             Includes second trust deeds.

The following table sets forth the repricing characteristics of our multi-family and commercial real estate loan portfolio in dollar amounts as of June 30, 2006:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	397	308,859	7.204	1.50
3 Year	183	170,141	5.954	23.92
5 Year	72	68,802	6.330	44.04
7 Year	11	6,262	6.750	81.13
10 Year	6	5,041	6.892	116.19
Fixed	21	21,398	6.924	—
	690	580,503	6.716	15.99

*                    Includes three year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $3.0 million as of June 30, 2006 and $3.1 million as of December 31, 2005.  The allowance for loan losses as a percent of nonperforming loans was 519.6% and 180.8% as of June 30, 2006 and December 31, 2005, respectively.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 36 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 10 year and 14 year historical loan loss experience for multi-family and commercial real estate secured loans compiled by the OTS and the FDIC, respectively, to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within the income property portfolio.  For the commercial business loans portfolio, the Bank bases the level of allowance on the type of collateral and the nine year and 14 year historical loan loss experience for commercial business loans compiled by the OTS and FDIC, respectively.  Given the composition of the Company’s loan portfolio, the $3.0 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2006.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$2,992	$2,767	$3,050	$2,626

Provision for loan losses	104	90	104	225

Charge-offs
Real estate:
One-to-four family	(152)	(121)	(236)	(158)
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	—	—	—	—
Commercial business	—	—	—	—
Other loans	—	(2)	—	(5)
Total charge-offs	(152)	(123)	(236)	(163)

Recoveries
Real estate:
One-to-four family	22	42	47	72
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	—	—	—	—
Commercial business	—	—	—	—
Other loans	1	3	2	19
Total recoveries	23	45	49	91
Net (charge-offs) recoveries	(129)	(78)	(187)	(72)

Balance, end of period	$2,967	$2,779	$2,967	$2,779

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $840,000 at June 30, 2006 and $1.7 million as of December 31, 2005, or 0.12% and 0.24% of total assets, respectively.  The decrease in the total nonperforming assets is primarily due to decreases in net nonperforming one-to-four family loans of $1.0 million.  All nonperforming loans are concentrated in the Bank’s one-to-four family loans.

	At June 30,	At December 31,
	2006	2005
	(dollars in thousands)
Nonperforming assets:
Real Estate:
One-to-four family	$571	$1,687
Multi-family	—	—
Commercial and land	—	—
Construction	—	—
Commercial business	—	—
Other loans	—	—
Total nonaccrual loans	571	1,687
Foreclosures in process	—	—
Specific allowance	(94)	(185)
Total nonperforming loans, net	477	1,502
Foreclosed real estate owned	363	211
Total nonperforming assets, net (1)	$840	$1,713

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable (2)	0.49%	0.50%

Allowance for loan losses as a percent of total nonperforming loans, gross	519.61%	180.79%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.08%	0.25%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.12%	0.24%

(1)             Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)             Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $652.2 million at December 31, 2005 to $658.9 million at June 30, 2006.  The increase is primarily due to increases in transaction accounts and other borrowings of $13.3 million and $9.5 million, respectively, which were partially offset by decreases in broker and consumer certificates of deposit of $12.8 million and $2.9 million, respectively.

The Company had $317.3 million in FHLB advances and other borrowings as of June 30, 2006, compared to $307.8 million in such borrowings at December 31, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $478.3 million at June 30, 2006.  The Bank may borrow up to 45% of its assets under the line.  As of June 30, 2006, the maximum the Bank may borrow was $306.4 million, based on the Bank’s assets as of March 31, 2006.  The total cost of the Company’s borrowings at June 30, 2006 was 5.17%, an increase of 195 basis points compared to the same period in 2005.

Deposits decreased by $2.4 million to $325.5 million at June 30, 2006, compared to $327.9 million of deposits at December 31, 2005.  The decrease in deposits is comprised of decreases of $2.9 million and $12.8 million in retail certificates of deposits and brokered certificate of deposits, which was partially offset by an increase of $13.3 million in transaction accounts.  The cost of deposits as of June 30, 2006 was 3.61%, an increase of 45 basis points since December 31, 2005.

 During the three months ended June 30, 2006, the cost of funds increased 135 basis points to 4.14% compared to the same period in 2005.

Total stockholder’s equity increased $4.9 million to $55.5 million at June 30, 2006, compared to $50.6 million at December 31, 2005, primarily due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2006 and 2005:

The Company recorded second quarter net income in 2006 of $2.9 million, or $0.43 per diluted share, compared to net income of $2.1 million, or $0.31 per diluted share, for the second quarter of 2005, an increase of 41.6% in net income. During the second quarter, the Company reversed the remaining valuation allowance of $1.9 million for its deferred taxes resulting in a net tax benefit of $1.3 million for the quarter ended June 30, 2006.  The net income for the six months ended June 30, 2006 was $4.6 million, or $0.70 per diluted share, compared to net income of $3.7 million, or $0.56 per diluted share, for the six months ended June 30, 2005.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of June 30, 2006, outstanding.  See Note 5 — Earnings Per Share.

Return on average assets (ROAA) for the three and six months ended June 30, 2006 was 1.69% and 1.36% compared to 1.38% and 1.28% for the same periods in 2005.  The Company’s return on average equity (ROAE) for the three and six months ended June 30, 2006 was 21.63% and 17.59%, respectively, compared to 17.54% and 16.09%, respectively, for the three and six months ended June 30, 2005.  The Company’s basic and diluted book value per share increased to $10.53 and $8.77, respectively, at June 30, 2006, reflecting annualized increases of 17.78% and 16.82% from December 31, 2005.  Options whose exercise price exceeds the closing market price as of June 30, 2006 are excluded from the diluted book value calculation.

Net Interest Income

For the three and six months ended June 30, 2006, net interest income was $4.2 million and $8.9 million, respectively, compared to $4.3 million and $8.4 million for the same periods a year earlier.  The increase for the six month period is predominately attributable to a 38.3% growth in interest income, from $14.4 million to $19.8 million.  Growth in interest income was predominately attributable to an 18.3% increase in average loans outstanding of $93.9 million and a 16.6% increase in the average loan yield to 6.54% from 5.60%, over the prior year period.  As part of the Bank’s transformation to a commercial banking platform, management has implemented various strategies to increase interest income through the origination of higher yielding commercial real estate and small business loans.  Partially offsetting the increase in interest income was an increase in interest expense for the six months ended June 30, 2006 of 78.0%, or $5.4 million.  The increase in interest expense was attributable to increases in average deposits outstanding of $29.1 million and average borrowings of $71.8 million, as well as the increase in the average cost of deposits and borrowings of  95 and 162 basis points, respectively, over the prior year period.

The Company’s net interest margin for the quarter ended June 30, 2006 was 2.58% compared to 2.93% for the same period a year ago.  The decrease was primarily attributable to increases in the average cost of deposits and borrowings of 96 and 170 basis points, respectively, which was partially offset by an increase in the average rate earned on loans of 99 basis points.  The increase in the cost of funds is attributable to the overall rising interest rate environment, which has lead to higher borrowing cost associated with the Bank’s FHLB advances. Additionally, strong competitor deposit pricing within the Bank’s primary markets have impacted the cost of deposits.  The increase in earning assets yields are primarily due to the repricing of the Bank’s adjustable rate loans and the origination of higher yielding commercial real estate and business loans. At June 30, 2006, the Bank’s loan portfolio was comprised of $576.4 million of adjustable-rate loans, representing 95.1% of its total loan portfolio at such date.  These loans, which include fixed rate hybrid loans with initial terms of 3, 5, 7 and 10 years that become adjustable-rate loans after the initial fixed rate period, have an overall average time to reprice of 15.2 months. The adjustable-rate loan portfolio contains $212.9 million of loans that are scheduled to reprice in July 2006, of which $144.6 million is indexed to the 12 Month Treasury Average rate (12-MTA), a lagging index, and $32.3 million that is indexed to the six-month LIBOR rate.

The following table sets forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2006 and 2005.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$1,077	$60	22.28%	$405	$10	9.88%
Federal funds sold	484	6	3.96%	216	2	3.06%
Investment securities	50,276	594	4.73%	47,189	461	3.91%
Loans receivable	603,366	10,076	6.68%	533,084	7,588	5.69%
Total interest-earning assets	655,203	10,736	6.55%	580,894	8,061	5.55%

Non-interest-earning assets	32,551			15,083
Total assets	$687,754			$595,977

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$89,899	$416	1.85%	$79,739	$278	1.39%
Retail certificates of deposit	$188,983	$1,949	4.13%	$170,962	$1,251	2.93%
Wholesale/brokered certificates of deposit	35,079	403	4.60%	46,183	382	3.31%
Total interest-bearing deposits	313,961	2,768	3.53%	296,884	1,911	2.57%

Borrowings	303,696	3,540	4.66%	238,018	1,749	2.94%
Subordinated debentures	10,310	197	7.64%	10,310	149	5.78%
Total borrowings	314,006	3,737	4.76%	248,328	1,898	3.06%

Total interest-bearing liabilities	627,967	6,505	4.14%	545,212	3,809	2.79%

Non-interest-bearing liabilities	6,010			3,953
Total liabilities	633,977			549,165

Equity	53,777			46,812
Total liabilities and equity	$687,754			$595,977

Net interest income		$4,231			$4,252
Net interest rate spread			2.41%			2.76%
Net interest margin			2.58%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			104.34%			106.54%

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$744	$79	21.24%	$377	$21	11.14%
Federal funds sold	971	21	4.33%	290	3	2.07%
Investment securities	50,026	1,163	4.65%	46,419	888	3.83%
Loans receivable	606,954	19,846	6.54%	513,014	14,355	5.60%
Total interest-earning assets	658,695	21,109	6.41%	560,100	15,267	5.45%

Non-interest-earning assets	26,770			15,035
Total assets	$685,465			$575,135

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$88,664	$761	1.72%	$77,978	$536	1.37%
Retail certificates of deposit	190,250	3,787	3.98%	169,760	2,360	2.78%
Wholesale/brokered certificates of deposit	43,879	929	4.23%	45,962	695	3.02%
Total interest-bearing deposits	322,793	5,477	3.39%	293,700	3,591	2.44%

Borrowings	293,066	6,401	4.37%	221,227	3,015	2.73%
Subordinated debentures	10,310	381	7.39%	10,310	283	5.51%
Total borrowings	303,376	6,782	4.47%	231,537	3,298	2.85%

Total interest-bearing liabilities	626,169	12,259	3.92%	525,237	6,889	2.62%

Non-interest-bearing liabilities	6,446			4,065
Total liabilities	632,615			529,302

Equity	52,850			45,833
Total liabilities and equity	$685,465			$575,135

Net interest income		$8,850			$8,378
Net interest rate spread			2.49%			2.83%
Net interest margin			2.69%			2.99%
Ratio of interest-earning assets to interest-bearing liabilities			105.19%			106.64%

The following table sets forth the effects of changing rates and volumes (changes in the average balances) on the Company’s net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) the net change.

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to			Compared to
	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$37	$3	$40	$30	$28	$58
Federal funds sold	(15)	6	(9)	13	5	18
Investment securities	6	19	25	73	202	275
Loans receivable, net (1)	(662)	968	306	2,859	2,632	5,491
Total interest-earning assets	(634)	996	362	2,975	2,867	5,842

Interest-bearing liabilities:
Transaction accounts	$10	$60	$70	$80	$145	$225
Retail certificates of deposit	(149)	260	111	312	1,116	1,428
Wholesale/brokered certificates of deposit	(526)	403	(123)	(89)	323	234
Borrowings	229	449	678	1,187	2,199	3,386
Subordinated debentures	—	14	14	—	97	97
Total interest-bearing liabilities	(436)	1,186	750	1,490	3,880	5,370

Change in net interest income	$(198)	$(190)	$(388)	$1,485	$(1,013)	$472

Provision for Loan Losses

The provision for loan losses was $104,000 and $103,000 for the three and six months ended June 30, 2006, respectively, compared to $90,000 and $235,000 for the same periods in 2005.  The decrease in the provision for the six months ended June 30, 2006 compared to the same period in 2005 is primarily due to a smaller increase in loan growth during the six month period ended June 30, 2006 of $80.1 million compared to the same period in 2005.  Net charge-offs for the second quarter of 2006 were $129,000 compared to $78,000 for the same period in 2005.

For the six months ended June 30, 2006 and 2005, net charge-offs were $187,000 and $72,000, respectively.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income was $1.2 million and $2.2 million for the three and six months ended June 30, 2006, respectively, compared to $1.3 million and $1.9 million, respectively, for the same periods ended June 30, 2005.  The increase in noninterest income for the six month period is primarily due to increases in gains from loan sales and prepayment penalty income of $764,000 and $194,000, respectively, compared to the same period in 2005, which was partially offset by the sale of charged-off loans associated with the Participation Contract in the first six months of 2005 that generated a gain of $716,000.

Noninterest Expense

Noninterest expenses were $3.7 million and $7.4 million for the three and six months ended June 30, 2006, respectively, compared to $2.9 million and $5.7 million for the same periods ended June 30, 2005.  The increase in noninterest expense for the three and six months were the result of increases in compensation and benefits, premises and occupancy expense, and marketing costs of $506,000, $237,000, and $150,000 for the three months, respectively, and  $848,000, $459,000, and $240,000 for the six months, respectively.  These increases are reflective of the Bank’s investments in its strategic expansion through de novo branching and the addition of experienced business bankers to staff the new locations.  The number of employees at the Bank grew from 83 at June 30, 2005 to 109 at June 30, 2006.  A large portion of the increase in premises and occupancy expense, $156,000, is attributable to the rent associated with the Bank’s new depository branches in the cities of Los Alamitos (opened in the second quarter) and Newport Beach (scheduled to open in the fourth quarter), and the SBA loan production office in Pasadena, which opened in January 2006.  The Bank expects to continue to add additional staffing in 2006 in connection with its on-going expansion.

Benefit/Provision for Income Taxes

The Company had a tax benefit for the three and six months ended June 30, 2006 of $1.3 million and $1.1 million, respectively.  For the same periods a year earlier, the Company’s tax provision was $502,000 and $658,000, respectively.  The Company benefited from a reduction in its valuation allowance for deferred taxes for the three and six months ended June 30, 2006 and for the three and six months ended June 30, 2005 of $1.9 million, $2.4 million, $500,000, and $1.0 million, respectively.  The Company’s valuation allowance for deferred taxes was zero at June 30, 2006, as the deferred tax assets were determined, more likely than not, to be realized based on recent earnings and management’s analysis of the valuation allowance during the quarter.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 7.08% and 6.05% for the quarters ended June 30, 2006 and 2005, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows used in operating activities was $1.1 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of  $3.7 million for the six months ended June 30, 2005.  Net cash used in investing activities was $12.0 million for the six months ended June 30, 2006, compared to $85.0 million for the six months ended June 30,, 2005.  Net cash provided by financing activities was $7.5 million for the six months ended June 30, 2006, compared to $86.9 million for the six months ended June 30, 2005.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2006, cash and cash equivalents totaled $28.5 million and the market-value of the Bank’s short-term investments totaled $26.6 million.  The Company has other sources of liquidity if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, and loan sales.

As of June 30, 2006, the Bank had outstanding commitments for loan originations and unused lines of credit of $791,000 and $12.1 million, respectively, compared to $2.2 million and $5.5 million, respectively, at December 31, 2005.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2006 compared to the period ended December 31, 2005 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 2 - “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of June 30, 2006, the Bank met the capital ratios required to be considered well capitalized.

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

None

Item 3.                          Defaults Upon Senior Securities

None

Item 4.                          Submission of Matters to a Vote of Security Holders

On May 31, 2006, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.                 Election of the following directors to terms expiring in 2009:

	Affirmative	Votes
	Votes	Withheld

John D. Goddard	4,710,988	308,496
Kent G. Snyder	4,711,188	308,296

2.                 Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2006:

Affirmative	Votes	Votes
Votes	Against	Abstain

5,013,599	2,695	3,190

Item 5.                          Other Information

None

Item 6.                          Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 14, 2006	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 14, 2006		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act