Form 10-Q
period 2006-09-30
PACIFIC PREMIER BANCORP INC
filed 2006-11-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,263,988 shares of common stock par value $0.01 per share, were outstanding as of November 13, 2006.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Item 1.                          Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and due from banks	$7,875	$10,055
Federal funds sold	25,505	24,000
Cash and cash equivalents	33,380	34,055
Investment securities available for sale	37,998	35,850
Investment securities held to maturity:
Federal Home Loan Bank Stock, at cost	15,117	13,945
Loans:
Loans held for sale, net	1,223	456
Loans held for investment, net of allowance of $3,083 (2006) and $3,050 (2005)	593,735	602,937
Accrued interest receivable	3,343	3,007
Foreclosed real estate	264	211
Premises and equipment	6,360	5,984
Current income taxes	386	133
Deferred income taxes	6,936	5,188
Bank Owned Life Insurance	10,212	—
Other assets	3,298	967
Total Assets	$712,252	$702,733

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$25,153	$21,803
Interest bearing:
Transaction accounts	68,085	60,015
Retail certificates of deposit	192,640	188,014
Wholesale/brokered certifcates of deposit	35,624	58,104
Total Deposits	321,502	327,936
Borrowings	312,000	307,835
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	11,305	6,073
Total Liabilities	$655,117	$652,154

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,263,988 (2006) and 5,228,438 (2005) shares issued and outstanding	$53	$53
Additional paid-in capital	67,618	67,198
Accumulated deficit	(9,908)	(16,059)
Accumulated other comprehensive loss, net of tax of $429 (2006) and $428 (2005)	(628)	(613)
Total Stockholders’ Equity	$57,135	$50,579

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,252	$702,733

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
INTEREST INCOME:
Loans	$10,658	$8,230	$30,504	$22,585
Other interest-earning assets	678	510	1,941	1,422
Total interest income	11,336	8,740	32,445	24,007

INTEREST EXPENSE:
Interest on Transaction accounts	430	307	1,191	844
Interest on Certificates of deposit	2,581	1,838	7,297	4,892
Total deposit interest expense	3,011	2,145	8,488	5,736
Other borrowings	4,028	2,125	10,429	5,139
Subordinated debentures	211	162	592	446
Total interest expense	7,250	4,432	19,509	11,321

NET INTEREST INCOME	4,086	4,308	12,936	12,686

PROVISION FOR LOAN LOSSES	—	56	104	292

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,086	4,252	12,832	12,394

NONINTEREST INCOME:
Loan servicing fee income	369	513	1,113	1,001
Bank and other fee income	136	125	370	383
Net gain from loan sales	1,462	270	2,321	364
Other income	219	148	548	1,214
Total noninterest income	2,186	1,056	4,352	2,962

NONINTEREST EXPENSE:
Compensation and benefits	2,389	1,914	6,937	5,614
Premises and occupancy	580	391	1,683	1,034
Data processing	99	86	284	249
Net (gain) loss on foreclosed real estate	26	18	69	(7)
Legal and audit	118	170	380	518
Marketing expense	215	65	563	174
Office and postage expense	102	92	299	276
Other expense	394	341	1,120	922
Total noninterest expense	3,923	3,077	11,335	8,780

INCOME BEFORE INCOME TAXES	2,349	2,231	5,849	6,576
PROVISION (BENEFIT) FOR INCOME TAXES	845	398	(302)	1,056
NET INCOME	$1,504	$1,833	$6,151	$5,520

INCOME PER SHARE:
Basic income per share	$0.29	$0.35	$1.17	$1.05
Diluted income per share	$0.23	$0.27	$0.92	$0.83

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,263,988	5,259,241	5,261,195	5,258,907
Diluted	6,684,649	6,691,665	6,685,263	6,650,164

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	5,258,738	$53	$67,564	($23,280)	($309)		$44,028
Net income	—	—	—	5,520	—	$5,520	5,520
Unrealized loss on investments, net of tax of ($171)	—	—	—	—	(247)	(247)	(247)
Total comprehensive income						$5,273
Shares repurchased	(2,500)	—	(26)				(26)
Stock options exercised	3,750	—	29	—	—		29
Balance at September 30, 2005	5,259,988	$53	$67,567	($17,760)	($556)		$49,304

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	5,228,438	$53	$67,198	($16,059)	($613)		$50,579
Net income	—	—	—	6,151	—	$6,151	6,151
Unrealized loss on investments, net of tax of ($1)	—	—	—	—	(15)	(15)	(15)
Total comprehensive income						$6,136
Shares repurchased	(2,750)						—
Restricted stock issued	34,550		363				363
Restricted stock forfeited	(2,750)						—
Stock options exercised	6,500	—	57	—	—		57
Balance at September 30, 2006	5,263,988	$53	$67,618	($9,908)	($628)		$57,135

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,151	$5,520
Adjustments to net income:
Depreciation expense	295	256
Provision for loan losses	104	292
Loss on sale and disposal of premises and equipment	8	—
Loss on sale, provision, and write-down of foreclosed real estate	100	119
Net unrealized loss and amortization on investment securities	57	241
Gain on sale of loans held for investment	(2,321)	(364)
Proceeds from the sales of, and principal payments from, loans held for sale	161	27
Change in current and deferred income tax receivable	(2,001)	(957)
Increase in accrued expenses and other liabilities	5,232	2,571
Federal Home Loan Bank stock dividend	(523)	(170)
Income from bank owned life insurance	(212)	—
Increase in other assets	(2,667)	(1,095)
Net cash provided by operating activities	4,384	6,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	249,554	86,264
Purchase, origination and advances of loans held for investment	(239,496)	(188,722)
Proceeds from sale of foreclosed real estate	280	150
Purchase of securities available for sale	(2,220)	—
Increase in premises and equipment	(679)	(911)
Purchase of bank owned life insurance	(10,000)	—
Purchase of FHLB stock	(649)	(4,789)
Net cash used in investing activities	(3,210)	(108,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(6,434)	35,751
(Repayment of) proceeds from FHLB advances	(7,835)	93,500
Proceeds from (repayment of) other borrowings	12,000	(17,400)
Proceeds from exercise of stock options	57	3
Proceeds from issuance of restricted stock	363	—
Net cash (used in) provided by financing activities	(1,849)	111,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(675)	10,286
CASH AND CASH EQUIVALENTS, beginning of period	34,055	16,003
CASH AND CASH EQUIVALENTS, end of period	$33,380	$26,289

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$19,524	$11,233
Income taxes paid	$1,345	$2,049

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$433	$287
Transfer loans from held for investment	$1,223	$—
Transfer loans from held for sale	$279	$—

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)

Note 1 — Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank, F.S.B. (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2006 and 2005, changes in stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2006 and 2005.  Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2006.

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

The pro forma effects of applying SFAS No. 123 are disclosed for the periods shown below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$1,833	$5,520
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	—
Pro forma	$1,833	$5,520

Basic earnings per share:
As reported	$0.35	$1.05
Pro forma	$0.35	$1.05

Diluted earnings per share:
As reported	$0.27	$0.83
Pro forma	$0.27	$0.83

Note 2 — Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS” 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for us beginning January 1, 2007 and is not expected to have a material impact on the Company.

Note 3 — Regulatory Matters

The Bank’s capital amounts and ratios are presented in the following table:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2006 (Unaudited)

Total Capital (to risk-weighted assets)	$62,229	11.89%	$41,854	8.00%	$52,318	10.00%
Tier 1 Capital (to adjusted tangible assets)	59,312	8.40%	28,235	4.00%	35,294	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	59,312	11.34%	20,927	4.00%	31,391	6.00%

At December 31, 2005

Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Risk-Based Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

Note 4 — Borrowings

At September 30, 2006, the Bank had $7.0 million on its $100 million credit facility with Salomon Brothers.  At September 30, 2006, the Bank had one advance in the amount of $1.0 million at a rate of 6.00% per annum against its $18.7 million credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank also had Fed Funds purchased in the amount of $5.0 million at a rate of 5.40% per annum.  Additionally, the Company had $299.0 million in Federal Home Loan Bank (“FHLB”) advances with a weighted average interest rate of 5.24% and a weighted average maturity of 0.26 years as of September 30, 2006.  As of such date, advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $460.3 million.  As of September 30, 2006, the Bank was able to borrow up to 45% of its total assets as of June 30, 2006 under the line, which amounted to $319.3 million, an increase of $12.9 million from the quarter ended June 30, 2006.  FHLB advances consisted of the following as of September 30, 2006:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$74,000	24.75%	5.59%
Over one month to three months	140,000	46.82%	4.86%
Over three months to six months	25,000	8.36%	5.63%
Over six months to one year	60,000	20.07%	5.53%
Over one year	0	0.00%	0.00%

Total FHLB advances	$299,000	100.00%	5.24%

Note 5 — Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 8.26% per annum as of September 30, 2006.

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

Note 6 — Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 85,897 and 109,247 shares for September 30, 2006 and September 30, 2005, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeding the average market price.

The table below set forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006			2005
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$1,504			$1,833

Basic EPS Earnings available to common stockholders	$1,504	5,263,988	$0.29	$1,833	5,259,241	$0.35
Effect of Warrants and dilutive stock options	—	1,420,661		—	1,432,424

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,504	6,684,649	$0.23	$1,833	6,691,665	$0.27

	For the Nine Months Ended September 30,
	2006			2005
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$6,151			$5,520

Basic EPS Earnings available to common stockholders	$6,151	5,261,195	$1.17	$5,520	5,258,907	$1.05
Effect of Warrants and dilutive stock options	—	1,424,068		—	1,391,257

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$6,151	6,685,263	$0.92	$5,520	6,650,164	$0.83

Note 7 — Valuation Allowance for Deferred Income Taxes

During the second quarter of 2006, the Company reversed the remaining valuation allowance of $1.9 million, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes.  The Company benefited from the reduction in its valuation allowance for deferred taxes for the nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 of $2.4 million, $500,000, and $1.5 million, respectively.  The Company’s valuation allowance for deferred taxes was zero at September 30, 2006.

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2006 and 2005.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2005 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

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

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates five depository branches in Southern California located in the cities of San Bernardino, Seal Beach, Huntington Beach, Los Alamitos, and Costa Mesa, and a Small Business Administration (“SBA”) loan production office in Pasadena, California.  The Company’s corporate headquarters are located in Costa Mesa, California.  In the first quarter of 2007, the Bank will be opening its sixth depository branch in the city of Newport Beach, California.  The Bank, through its branches and web site at www.PPBI.net on the Internet, offers a broad array of deposit products and services for both commercial and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  Additionally, the Bank offers a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

Management believes that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this document and in our 2005 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $712.3 million as of September 30, 2006, compared to $702.7 million as of December 31, 2005.  The $9.6 million, or 1.3%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, which is classified in other assets, and an increase in investments of $3.3 million, which was partially offset by a decrease in net loans of $8.4 million.

Investment Securities

A summary of the Company’s securities as of September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities(1)	$11,337	$—	$(108)	$11,229
Mutual Funds(2)	27,719	—	(950)	26,769
Total securities available for sale	$39,056	$—	$(1,058)	$37,998

Securities Held to Maturity:
FHLB Stock	$15,117	$—	$—	$15,117
Total securities held to maturity	$15,117	$—	$—	$15,117

Total securities	$54,173	$—	$(1,058)	$53,115

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$9,171	$—	$(112)	$9,059
Mutual Funds	27,719	—	(928)	26,791
Total securities available for sale	$36,890	$—	$(1,040)	$35,850

Securities Held to Maturity:
FHLB Stock	$13,945	$—	$—	$13,945
Total securities held to maturity	$13,945	$—	$—	$13,945

Total securities	$50,835	$—	$(1,040)	$49,795

(1)             At September 30, 2006, mortgage-backed securities consisted of two collateralized mortgage obligations (“CMO”) with a carrying value of $11.3 million.  One CMO with a carrying value of $9.0 million is secured by the Federal Home Loan Mortgage Corporation, the other CMO with a carrying value of $2.3 million is a “AAA” rated private label issue.

(2)             The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended September 30, 2006.  An aggregate of $1.4 million of the mutual funds have been pledged to Pershing, LLC to secure an advance of $1.0 million under the Bank’s $18.7 million line of credit.

Investment Securities by Contractual Maturity

As of September 30, 2006

(dollars in thousands)

	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$—	0.00%	$—	0.00%	$—	0.00%	$11,229	4.76%	$11,229	4.76%

Mutual Fund	26,769	4.60%	—	0.00%	—	0.00%	—	0.00%	26,769	4.60%

Total securities available for sale	26,769	4.60%	—	0.00%	—	0.00%	11,229	4.76%	37,998	4.65%

FHLB Stock	15,117	5.16%	—	0.00%	—	0.00%	—	0.00%	15,117	5.16%

Total securities held to maturity	15,117	5.16%	—	0.00%	—	0.00%	—	0.00%	15,117	5.16%

Total securities	$41,886	4.80%	$—	0.00%	$—	0.00%	$11,229	4.76%	$53,115	4.79%

The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  Management has determined that the unrealized losses on these securities are temporary in nature.

Loans

Gross loans outstanding totaled $597.1 million at September 30, 2006 compared to $605.0 million at December 31, 2005.  The $7.9 million decrease is primarily due to the Bank selling $142.5 million of multi-family loans, which generated net gains of $2.3 million, and the prepayment of loans totaling $87.8 million, which generated loan servicing fee income of $852,000. Partially offsetting the loan sales and loan prepayments was the origination of $239.5 million of new loans, consisting of $131.4 million of multi-family, $56.4 million of commercial and land, one single-family residential loan of $500,000, and business loans comprised of $26.2 million of commercial owner-occupied loans, $18.2 million of commercial and industrial loans, and $6.7 million of SBA loans.  Management has utilized loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of its loan portfolio, and net balance sheet growth, and expects to continue to do so for the foreseeable future.  The Bank’s pipeline of new loans at September 30, 2006 was $98.2 million.

The Company’s commercial real estate secured loans grew during the nine months ended September 30, 2006 by $51.4 million, an annualized rate of 54.6%.

For the three months ended September 30, 2006, the Bank originated $43.8 million and $30.6 million of multi-family and commercial real estate loans, respectively, as well as $8.3 million, $8.5 million, and $5.4 million of commercial owner-occupied loans, commercial and industrial loans, and SBA loans, respectively.  For the nine months ended September 30, 2006, multi-family and commercial real estate originations totaled $131.4 million and $56.4 million, respectively, while the commercial owner-occupied loans, commercial and industrial loans, and SBA loan originations totaled $26.2 million, $18.2 million, and $6.7 million, respectively.  Principal repayments and loan sales for the three months ended September 30, 2006 totaled $40.0 million and $65.2 million, respectively, and principal repayments and loan sales for the nine months ended September 30, 2006 totaled $94.6 million and $144.0 million, respectively.

A summary of the Company’s loan originations, loan sales and principal repayments for the nine months ended September 30, 2006 and 2005 are as follows:

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
	(in thousands)
Beginning balance, gross	$604,976	$471,609
Loans originated:
Real Estate:
Multi-family	131,440	128,194
Commercial and land	56,409	56,242
One to four family(1)	500	1,944
Business Loans:
Commercial Owner Occupied(1)	26,187	—
Commercial and Industrial(1)	18,248	5,267
SBA(1)	6,712	—
Other	—	1
Total loans originated	239,496	191,648
Total	844,472	663,257
Less:
Principal repayments	94,631	55,670
Change in undisbursed loan funds	8,275	1,350
Net Charge-offs	71	18
Loan Sales	144,012	31,823
Transfers to Real Estate Owned	433	287
Total Gross loans	597,050	574,109
Less ending balance loans held for sale (gross)	1,223	370
Ending balance loans held for investment (gross)	$595,827	$573,739

(1)             Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	September 30, 2006			December 31, 2005
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$386,865	64.81%	6.76%	$459,714	75.99%	6.07%
Commercial and land	144,922	24.27%	7.25%	123,364	20.39%	6.73%
One-to-four family(1)	13,067	2.19%	9.70%	16,561	2.74%	9.63%
Business Loans:
Commercial Owner Occupied	31,890	5.34%	7.17%	2,062	0.34%	7.32%
Commercial and Industrial	16,077	2.69%	8.93%	3,248	0.54%	7.95%
SBA	4,203	0.70%	10.14%	—	0.00%	0.00%
Other Loans	26	0.00%	12.01%	27	0.00%	11.90%
Total Gross loans	$597,050	100.00%	7.04%	$604,976	100.00%	6.30%

(1)             Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family and commercial real estate (excluding land) and commercial owner occupied loan portfolio in dollar amounts as of September 30, 2006:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	366	$278,173	7.360%	1.82
3 Year	142	143,714	6.200%	23.74
5 Year	91	95,202	6.575%	47.01
7 Year	13	8,059	6.966%	78.83
10 Year	11	10,370	6.805%	117.74
Fixed	24	24,875	6.917%	—
	647	$560,393	6.894%	19.14

*                    Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $3.1 million as of September 30, 2006 and $3.1 million as of December 31, 2005.  The allowance for loan losses as a percent of nonperforming loans was 539.9% and 180.8% as of September 30, 2006 and December 31, 2005, respectively.   The increase in allowance for loan losses as a percent of nonperforming loans of 359.14% is primarily due to a decrease in total net nonperforming loans of $1.0 million from December 31, 2005 to September 30, 2006.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is primarily based upon the Bank’s historical loss experience from charge-offs and real estate owned for the last 37 quarters, and a historical delinquency migration analysis.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 14.5 year historical loan loss experience for California’s multi-family and commercial real estate secured loans compiled by the FDIC to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within this loan portfolio.  For the commercial and industrial loan portfolio, along with the non-guarantee portion of the SBA portfolio, the Bank bases the level of allowance on the type of collateral and 14.5 year historical loan loss experience for commercial business loans compiled by the FDIC.  Given the composition of the Company’s loan portfolio, the $3.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2006.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Balance, beginning of period	$2,967	$2,779	$3,050	$2,626

Provision for loan losses	—	56	104	292

Charge-offs
Real estate:
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	—	—	—	—
One-to-four family	(30)	(38)	(266)	(206)
Business Loans:
Commercial Owner Occupied	—	—	—	—
Commercial and Industrial	—	—	—	—
SBA loans	—	—	—	—
Other loans	—	—	—	(6)
Total charge-offs	(30)	(38)	(266)	(212)
Recoveries
Real estate:
Multi-family	—	—	—	—
Commercial and land	—	—	—	—
Construction	—	74	—	74
One-to-four family	146	25	193	97
Business Loans:
Commercial Owner Occupied	—	—	—	—
Commercial and Industrial	—	—	—	—
SBA loans	—	—	—	—
Other loans	—	4	2	23
Total recoveries	146	103	195	194
Net (charge-offs) recoveries	116	65	(71)	(18)

Balance, end of period	$3,083	$2,900	$3,083	$2,900

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $752,000 at September 30, 2006 and $1.7 million as of December 31, 2005, or 0.11% and 0.24% of total assets, respectively.  The decrease in the total nonperforming assets is primarily due to decreases in net nonperforming one-to-four family loans of $1.0 million.  All nonperforming assets are concentrated in the Bank’s single family residential loans and are associated with its prior origination of sub-prime mortgages, which were discontinued in the year 2000.

	At September 30,	At December 31,
	2006	2005
	(dollars in thousands)
Nonperforming assets:
Real Estate:
Multi-family	—	—
Commercial and land	—	—
One-to-four family	$571	$1,687
Business Loans:
Commercial Owner Occupied	—	—
Commercial and Industrial	—	—
SBA	—	—
Other loans	—	—
Total nonaccrual loans	571	1,687
Foreclosures in process	—	—
Specific allowance	(83)	(185)
Total nonperforming loans, net	488	1,502
Foreclosed real estate owned	264	211
Total nonperforming assets, net(1)	$752	$1,713

Restructured Loans	$—	$—

Allowance for loan losses as a percent of gross loans receivable(2)	0.52%	0.50%

Allowance for loan losses as a percent of total nonperforming loans, gross	539.93%	180.79%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.08%	0.25%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.11%	0.24%

(1)             Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)             Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $652.2 million at December 31, 2005 to $655.1 million at September 30, 2006.  The increase is primarily due to increases in other liabilities and other borrowings of $5.2 million and $4.2 million, respectively, which were partially offset by a decrease in deposits of $6.4 million.

The Company had $312.0 million in FHLB advances and other borrowings as of September 30, 2006, compared to $307.8 million in such borrowings at December 31, 2005.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $460.3 million at September 30, 2006.  The Bank may borrow up to 45% of its assets under the line.  As of September 30, 2006, the maximum the Bank may borrow was $319.3 million, based on the Bank’s assets as of June 30, 2006.  The total cost of the Company’s borrowings at September 30, 2006 was 5.34%, an increase of 182 basis points compared to the same period in 2005.

Deposits decreased by $6.4 million to $321.5 million at September 30, 2006, compared to $327.9 million of deposits at December 31, 2005.  The decrease in deposits is due to a decrease of $22.5 million in brokered certificate of deposits, which was partially offset by increases of $11.4 million in transaction accounts and noninterest deposits and $4.6 million in retail certificates of deposits, respectively.  The cost of deposits as of September 30, 2006 was 3.91%, an increase of 75 basis points since December 31, 2005.

During the three months ended September 30, 2006, the cost of funds increased 148 basis points to 4.56% compared to the same period in 2005.

Total stockholder’s equity increased $6.6 million to $57.1 million at September 30, 2006, compared to $50.6 million at December 31, 2005, primarily due to net income during this period.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2006 and 2005:

The Company recorded third quarter net income of $1.5 million, or $0.23 per diluted share, compared to net income of $1.8 million, or $0.27 per diluted share, for the third quarter of 2005, a decrease of 17.9% in net income. The net income for the nine months ended September 30, 2006 was $6.2 million, or $0.92 per diluted share, compared to net income of $5.5 million, or $0.83 per diluted share, for the nine months ended September 30, 2005, an increase of 11.4% in net income.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of September 30, 2006, outstanding.  See Note 6 — Earnings Per Share.

Return on average assets (ROAA) for the three and nine months ended September 30, 2006 was 0.86% and 1.19% compared to 1.16% and 1.24% for the same periods in 2005.  The Company’s return on average equity (ROAE) for the three and nine months ended September 30, 2006 was 10.38% and 15.16%, respectively, compared to 14.95% and 15.74%, respectively, for the three and nine months ended September 30, 2005.  The Company’s basic and diluted book value per share increased to $10.85 and $9.02, respectively, at September 30, 2006, reflecting annualized increases of 16.27% and 15.33%, respectively, from December 31, 2005.  Options whose exercise price exceeds the closing market price as of September 30, 2006 are excluded from the diluted book value calculation.

Net Interest Income

The Company’s earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings.  The net interest margin is the net interest income divided by the average interest-earning assets.

For the three and nine months ended September 30, 2006, net interest income was $4.1 million and $12.9 million, respectively, compared to $4.3 million and $12.7 million for the same periods a year earlier.  The increase for the nine month period is predominately attributable to a 35.1% growth in interest income, from $24.0 million to $32.4 million.  Growth in interest income was predominately attributable to a 14.8% increase in average loans outstanding of $78.6 million and a 17.6% increase in the average loan yield to 6.68% from 5.68%, over the prior year period.  The increase in loan yield is, in part, a direct reflection of the Bank’s focus on originating higher yielding loans to businesses within the Bank’s market area plus the selling of lower yielding multifamily loans.  Partially offsetting the increase in interest income was an increase in interest expense for the nine months ended September 30, 2006 of 72.3%, or $8.2 million.  The increase in interest expense was attributable to increases in average deposits outstanding of $24.5 million and average borrowings of $63.0 million, as well as the increase in the average cost of deposits and borrowings of  95 and 173 basis points, respectively, over the prior year period.  For the three month period, the $222,000 decrease in net interest income is primarily due to the $1.9 million increase in interest expense on borrowings and the $865,000 increase in deposit interest expense that was partially offset by the $2.4 million increase in loan interest income.  The three month average loan yield increased to 6.97% for the period ended September 30, 2006 from 5.84% for the same period last year.

The Company’s net interest margin for the quarter ended September 30, 2006 was 2.46% compared to 2.81% for the same period a year ago.  The decrease was primarily attributable to increases in the average cost of deposits and borrowings of 96 and 196 basis points, respectively, which was partially offset by an increase in the average rate earned on loans of 112 basis points.  The increase in the cost of funds is attributable to the overall rising interest rate environment, which has lead to higher borrowing cost associated with the Bank’s FHLB advances. Additionally, strong competitor deposit pricing within the Bank’s primary markets have impacted the cost of deposits.  The Company’s net interest margin for the nine months ended September 30, 2006 was 2.61% compared to 2.93% for the same period a year ago.  The increase in earning assets yields are primarily due to the repricing of the Bank’s adjustable rate loans together with the change in the loan portfolio mix to higher yielding commercial real estate and business loans.  At September 30, 2006, the Bank’s loan portfolio was comprised of $565.7 million of adjustable-rate loans, representing 94.8 of its total loan portfolio at such date.  These loans, which include fixed rate hybrid loans with initial terms of 3, 5, 7 and 10 years that become adjustable-rate loans after the initial fixed rate period, have an overall average time to reprice of 18.3 months. The adjustable-rate loan portfolio contains $193.9 million of loans that are scheduled to reprice in October 2006, of which $129.2 million is indexed to the 12 Month Treasury Average rate (12-MTA), a lagging index, and $25.1 million that is indexed to the six-month LIBOR rate.

The following table sets forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2006 and 2005.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$377	$22	23.34%	$864	$16	7.41%
Federal funds sold	1,376	18	5.13%	403	4	3.70%
Investment securities	50,790	638	5.02%	48,025	491	4.09%
Loans receivable	611,760	10,658	6.97%	563,260	8,230	5.84%
Total interest-earning assets	664,303	11,336	6.83%	612,552	8,741	5.71%

Non-interest-earning assets	36,357			17,201
Total assets	$700,660			$629,753

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$93,522	$430	1.84%	$80,739	$308	1.53%
Retail certificates of deposit	192,945	2,215	4.59%	173,742	1,432	3.30%
Wholesale/brokered certificates of deposit	29,408	366	4.98%	46,821	406	3.47%
Total interest-bearing deposits	315,875	3,011	3.81%	301,302	2,146	2.85%

Borrowings	309,355	4,028	5.21%	263,674	2,125	3.22%
Subordinated debentures	10,310	211	8.19%	10,310	162	6.29%
Total borrowings	319,665	4,239	5.30%	273,984	2,287	3.34%

Total interest-bearing liabilities	635,540	7,250	4.56%	575,286	4,433	3.08%

Non-interest-bearing liabilities	7,174			5,420
Total liabilities	642,714			580,706

Equity	57,946			49,047
Total liabilities and equity	$700,660			$629,753

Net interest income		$4,086			$4,308
Net interest rate spread			2.26%			2.63%
Net interest margin			2.46%			2.81%
Ratio of interest-earning assets to interest-bearing liabilities			104.53%			106.48%

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$620	$101	21.72%	$541	$36	8.87%
Federal funds sold	1,108	39	4.68%	328	7	2.91%
Investment securities	50,283	1,801	4.78%	46,961	1,378	3.91%
Loans receivable	608,574	30,504	6.68%	529,947	22,585	5.68%
Total interest-earning assets	660,585	32,445	6.55%	577,777	24,006	5.54%

Non-interest-earning assets	30,001			15,765
Total assets	$690,586			$593,542

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$90,301	$1,191	1.76%	$78,937	$844	1.43%
Retail certificates of deposit	191,620	6,001	4.18%	171,223	3,859	3.01%
Wholesale/brokered certificates of deposit	39,002	1,296	4.43%	46,270	1,033	2.98%
Total interest-bearing deposits	320,923	8,488	3.53%	296,430	5,736	2.58%

Borrowings	298,556	10,429	4.66%	235,532	5,138	2.91%
Subordinated debentures	10,310	592	7.66%	10,310	446	5.77%
Total borrowings	308,866	11,021	4.76%	245,842	5,584	3.03%

Total interest-bearing liabilities	629,789	19,509	4.13%	542,272	11,320	2.78%

Non-interest-bearing liabilities	6,691			4,522
Total liabilities	636,480			546,794

Equity	54,106			46,748
Total liabilities and equity	$690,586			$593,542

Net interest income		$12,936			$12,686
Net interest rate spread			2.42%			2.76%
Net interest margin			2.61%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			104.89%			106.55%

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

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to			Compared to
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(56)	$62	$6	$6	$59	$65
Federal funds sold	12	2	14	26	6	32
Investment securities	30	117	147	103	320	423
Loans receivable, net(1)	751	1,677	2,428	3,621	4,298	7,919
Total interest-earning assets	737	1,858	2,595	3,756	4,683	8,439

Interest-bearing liabilities:
Transaction accounts	$53	$69	$122	$132	$215	$347
Retail certificates of deposit	172	611	783	502	1,640	2,142
Wholesale/brokered certificates of deposit	(670)	630	(40)	(263)	526	263
Borrowings	419	1,484	1,903	1,630	3,661	5,291
Subordinated debentures	—	49	49	—	146	146
Total interest-bearing liabilities	(26)	2,843	2,817	2,001	6,188	8,189

Change in net interest income	$763	$(985)	$(222)	$1,755	$(1,505)	$250

Provision for Loan Losses

The provision for loan losses was zero and $104,000 for the three and nine months ended September 30, 2006, respectively, compared to $56,000 and $292,000 for the same periods in 2005.  For the three months ended September 30, 2006, the provision decreased due to a decrease in loans held for investment of $10.6 million compared to an increase of $20.1 million for the same period in 2005.  This decrease in loans was primarily due to higher loan sales of $65.2 million in the third quarter of 2006 compared to $21.5 million for the same period in 2005.  The decrease in the provision for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily due to a decrease in loans held for investment during the nine month period ended September 30, 2006 of $9.2 million compared to an increase of $102.4 million during the same period in 2005.  Net charge-offs/(recoveries) for the third quarter of 2006 were ($116,000) compared to ($65,000) for the same period in 2005.

For the nine months ended September 30, 2006 and 2005, net charge-offs/(recoveries) were $71,000 and $18,000, respectively.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income was $2.2 million and $4.4 million for the three and nine months ended September 30, 2006, respectively, compared to $1.1 million and $3.0 million, respectively, for the same periods ended September 30, 2005.  The increases in noninterest income for the three and nine month periods are primarily due to increases in gains from loan sales of $1.2 million and $2.0 million, respectively, compared to the same periods in 2005. The increase in gains from loan sales for the nine months ended September 30, 2006 compared to the same period in 2005 was partially offset by the sale of charged-off loans associated with the Participation Contract in the first nine months of 2005 that generated a gain of $716,000.

Noninterest Expense

Noninterest expenses were $3.9 million and $11.3 million for the three and nine months ended September 30, 2006, respectively, compared to $3.1 million and $8.8 million for the same periods ended September 30, 2005.  The increase in noninterest expense was the result of increases in compensation and benefits, premises and occupancy expense, and marketing costs of $475,000, $189,000, and $150,000 for the three months ended September 30, 2006 over the prior period, respectively, and $1.3 million, $649,000, and $389,000 for the nine months ended September 30, 2006 over the prior period, respectively.  These increases are reflective of the Bank’s investments in its strategic expansion through de novo branching and the addition of experienced business bankers to staff the new locations.  A large portion of the increases in compensation and benefits, $565,000, and premises and occupancy expense, $285,000, during the nine months ended September 30, 2006 compared to the same period in the prior year, is associated with the Bank’s new depository branches in the cities of Los Alamitos and Newport Beach (scheduled to open in the first quarter of 2007), and the SBA loan production office in Pasadena, which opened in January 2006.  The Bank expects to continue to add additional staffing in 2006 in connection with its on-going expansion. The number of employees at the Bank grew from 89 at September 30, 2005 to 105 at September 30, 2006.

Benefit/Provision for Income Taxes

The Company had a tax provision (benefit) for the three and nine months ended September 30, 2006 of $845,000 and ($302,000), respectively.  For the same periods a year earlier, the Company’s tax provision was $398,000 and $1.1 million, respectively.  The Company benefited from a reduction in its valuation allowance for deferred taxes for the nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005 of $2.4 million, $500,000, and $1.5 million, respectively.  The Company’s valuation allowance for deferred taxes was zero at September 30, 2006.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  However, the Bank has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Bank’s average liquidity ratios were 6.31% and 4.97% for the quarters ended September 30, 2006 and 2005, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $4.4 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $6.4 million for the nine months ended September 30, 2005.  Net cash used in investing activities was $3.2 million for the nine months ended September 30, 2006, compared to $108.0 million for the nine months ended September 30, 2005.  Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $111.6 million for the nine months ended September 30, 2005.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2006, cash and cash equivalents totaled $33.4 million and the market-value of the Bank’s short-term investments totaled $26.8 million.  The Company has other sources of liquidity, credit facilities with Salomon Brothers and Pershing, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, and loan sales.

As of September 30, 2006, the Bank had outstanding commitments for loan originations and unused lines of credit of $2.6 million and $14.2 million, respectively, compared to $2.2 million and $5.5 million, respectively, at December 31, 2005.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2006 compared to the period ended December 31, 2005 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements — Note 3 — “Regulatory Matters” reflects the Bank’s capital ratios based on the end of the period covered by this report and the related OTS requirements to be adequately capitalized and well capitalized.  As of September 30, 2006, the Bank met the capital ratios required to be considered well capitalized.

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

Item 4.                          Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(c) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, the Company repurchased 2,000 shares in open market activities.  All 2,000 shares were redistributed within the Company as Restricted Shares.  The table below reflects the buyback activity for the quarter.

	Total Number		Total number of	Total amount	Maximum number
	of shares	Average	shares repurchased	purchased as part of	of shares that may
Month of	purchased/	price paid	as part of the publicly	the publicly	yet be purchased
Purchase	returned	per share	announced program	announced program	under the program
Jul-06	—	$—	—	$—	—
Aug-06	—	—	—	—	—
Sep-06	2,000	11.46	2,000	22,925	25,200

Total/Average	2,000	$11.46		$22,925	25,200

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

PACIFIC PREMIER BANCORP, INC.,

November 14, 2006	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 14, 2006		/s/ John Shindler
Date		John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of Pacific Premier Bank Director Deferred Compensation Agreement *(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

*                    Management contract or compensatory plan or arrangement.

(1)             Incorporated by reference from the Company’s Form 8-K filed with the SEC on September 25, 2006.