Form 10-K
period 2006-12-31
PACIFIC PREMIER BANCORP INC
filed 2007-04-02
CIK 1028918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to              ..

Commission File No.: 0-22193

Pacific Premier Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0743196
(State of Incorporation)	(I.R.S. Employer Identification No)

1600 Sunflower Ave. 2nd Floor, Costa Mesa, California 92626

(714) 431-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $57,356,443 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2006, the last business day of the most recently completed 2nd fiscal quarter.

As of March 30, 2007, the Registrant had 5,213,488 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We are a California-based holding company for Pacific Premier Bank, a federally-chartered savings bank. As the Company continues to transition to a commercial business platform, management determined that a California commercial bank charter was better aligned with its strategic plans. Accordingly, management submitted a conversion application in June 2006 to the California Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) to convert its existing federal savings bank charter to a California chartered commercial bank. In connection with the charter conversion, the Company will become a bank holding company regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). We expect the charter conversion to be completed in the first quarter of 2007.

We conduct business throughout Southern California from our six locations in the counties of Los Angeles, Orange and San Bernardino. We operate five depository branches in the cities of Costa Mesa, Huntington Beach, Los Alamitos, San Bernardino and Seal Beach, a Small Business Administration (“SBA”) loan production office in Pasadena and our corporate headquarters in Costa Mesa California. In the first quarter of 2007, we opened an additional depository branch in the City of Newport Beach, California.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as, consumers in the communities we serve. Through our branches and our web site at www.PPBI.net on the Internet, we offer a broad array of deposit products and services for both commercial businesses, professionals, non-profit organizations, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. Our employees are compensated to increase low cost deposits through relationship banking. We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. At December 31, 2006, we had consolidated total assets of $730.9 million, net loans of $605.1 million, total deposits of $339.4 million, consolidated total stockholders’ equity of $58.0 million, and the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

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

The current management team was retained and implemented a new business plan in the fourth quarter of 2000 in order to primarily refocus the Company’s business model toward a community bank. We implemented a three phase strategic plan which involved (1) lowering the risk profile of the Bank and re-capitalizing the Company, (2) growing the balance sheet at an accelerated rate through the origination of adjustable rate multi-family loans, thus, returning the Company to profitability, and (3) transforming the institution to a commercial banking business model. The first two phases of our plan were completed in 2002 and 2004, respectively. Phase three of our plan involves the transition to a commercial banking platform and, thus, we are focusing on changing the deposit base to a higher percentage of low cost core deposits and a diversification of the Bank’s loan portfolio. We began implementing this phase of our strategic plan in late 2004 through a shift in our corporate focus towards relationship banking.

When we implemented the second phase of our plan in 2002, our lending was focused on multi-family or apartment loans. We began originating these loans in the second quarter of 2002 with a focus on small to medium-sized loans, in the $200,000 to $2.0 million range, as we believe this market was underserved, especially in Southern California. During 2005, we began shifting our focus towards commercial real estate loans, both owner occupied and investor owned, and commercial and industrial (“C&I”) business loans as part of our strategic transition towards a commercial banking platform. In 2006, we added SBA loans as part of our commercial banking platform. We will continue to originate multi-family loans that satisfy our loan criteria and compliment our business plan.

Operating Strategy

Our goal is to develop the Bank into one of Southern California’s top performing commercial banks as an alternative to the large regional and national banks for small businesses, professionals and real estate entrepreneurs for the long term benefit of our shareholders, customers and employees. The following are our operating strategies to achieve our goals:

•       Recruitment of Commercial Bankers. We began our transition to a commercial banking platform in 2005 by recruiting experienced commercial bankers who possess an established following of customer relationships. These relationships typically include businesses that have both deposit and loan needs, as well as, the personal depository needs of the business owners themselves. Our incentive plans compensate our commercial bankers for the generation and retention of customer relationships as measured by the level of low cost deposits maintained at the Bank. We will continue to recruit experienced bankers to staff our branches and serve our targeted markets.

•       Relationship Banking. We recognize that customer relationships are built through a series of consistently executed experiences in both routine transactions and higher value interactions. Our commercial bankers are focused on developing long term relationships with business owners, professionals, real estate investors, and non-profit organizations through consistent and frequent contact. Our bankers work closely with our real estate originators to cross-sell clients to ensure we are capturing the entire banking relationship of each customer with which we do business. Our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within our local communities.

•       Growing Core Deposits/Reducing our Wholesale Funding. The second phase of our strategic plan relied on wholesale borrowings, such as advances from Federal Home Loan Bank (“FHLB”) System and brokered deposits to fund a large portion of our accelerated growth during that phase. As we transition towards a commercial banking platform, we intend to reduce our reliance on these funding sources over time. We will manage our growth and our concentration in commercial real estate, in part, by selling excess loan production, generally multi-family loans. We also expect to increase the growth of low cost core deposit accounts via the expansion of our branch network, in order to better serve our market area and to attract additional small business customers. We opened two new branches in the cities of Los Alamitos and Costa Mesa in 2006. Additionally, we relocated our Huntington Beach branch to a new facility which will enable us to better serve our existing business clients and to attract additional business in the surrounding area. In the first quarter of 2007, we will open our sixth full service branch in Newport Beach to serve the business owners, professionals, real estate entrepreneurs, non-profit organizations, and consumers of Newport Beach and the surrounding communities.

•       Expansion through de novo branches, organic growth and acquisitions. We believe that the consolidation in the banking industry has created an opportunity at the community banking level in the areas that we serve. Many bank customers feel displaced by large out-of-market acquirers and are attracted to local institutions that have local decision making capability, more responsive customer service, and more familiarity with the needs in their markets. We intend to continue expanding our franchise in the high growth areas of Orange and Los Angeles Counties, including the previously mentioned branches. Furthermore, as opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions and/or de novo branching.

•       Diversifying our Loan Portfolio. We believe it is important to diversify our loan portfolio and to increase the amount of commercial real estate, C&I loans and SBA loans within our portfolio. As a result, we believe it is essential to be able to offer our customers a wide array of products and services. We provide flexible and structured loan products to meet our customer’s needs, which, in turn, provide us the opportunity to become their full service banker. We continually reassess our various product and service offerings to ensure they allow us to achieve our objectives.

•       Change in our Banking Charter. As we increase the amount of the commercial real estate and C&I loans in our portfolio we will begin to approach the maximum amount of non-residential real estate loans allowed under our current charter (i.e., four times our regulatory capital). Additionally, our charter limits the amount of C&I loans we may invest in up to 20% of our assets, provided that the amounts in excess of 10% of total assets are used for small business loans. Consequently, the Bank and Company have filed applications to change its charter from a federally-chartered savings association whose primary regulator is the Office of Thrift Supervision (“OTS”) to a California chartered commercial bank whose primary regulator is the DFI. In connection with such a charter change, the Federal Reserve Board would become the primary regulator of the Company. We expect the change in the charter to be completed sometime in the first quarter of 2007.

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

Lending Activities

General.   In 2006, we continued our efforts to diversify our lending activities as the Bank transitioned toward a commercial banking platform. We focused on increasing C&I, SBA and commercial real estate lending activities in addition to continuing our strong multi-family lending programs. Loans were made primarily to borrowers within our market area and secured by real property and business assets located principally in Southern California. We emphasized relationship lending, and focused on generating retail production by dealing directly with customers. We have and will continue to offer loans up to our legal lending limit, which was $9.7 million as of December 31, 2006. These efforts assisted us in establishing depository relationships with new and existing customers consistent with the Bank’s strategic direction. During 2006, we originated $182.4 million in multi-family, $90.8 million in commercial real estate and land loans, and $72.1 million of business loans consisting of $28.4 million of commercial real estate owner-occupied loans, $34.5 million of C&I loans, and $9.2 million of SBA loans and $1.5 million in other loans. At December 31, 2006, we had $607.6 million in total gross loans outstanding.

Sourcing of our Loans.   We primarily obtain new multi-family and commercial real estate loans, from established relationships with mortgage brokers operating throughout Southern California. Our commercial bankers work out of our corporate office and are responsible for building and maintaining these relationships. In 2006, we maintained relationships with over 50 brokerage companies of which five could be termed significant. In 2006, the top five brokerage companies accounted for 62.0% of the multi-family and commercial real estate loans originated by the Bank. Within these five brokerage companies, we funded loans with a total of 26 different agents. Our commercial bankers have relationships with these individuals and seek to maintain the relationship regardless of where these agents are employed. Additionally, our bankers seek to establish relationships with other agents within these brokerage companies that have not done business with us in the past.

Direct loan originations in 2006 accounted for 25.9% of our loans, which represented an increase of 134.9% over 2005. These loans were sourced through referrals from our depository branches and by soliciting these loans directly. Our bankers will continue to focus on developing and maintaining relationships with individual investors, accountants, consultants, commercial real estate investment sales and leasing agents, and other banks to further increase the percentage of direct referrals in future periods.

Commercial business loans are sourced by our Business Development Officers and Branch Managers. These bankers call on business owners, accountants, attorneys, consultants, non-profit organizations, and various other referral sources to generate new business banking relationships. Upon securing the business banking relationships, they work with the business owner to offer personal banking products and services to the business owner, their families, and the businesses’ employees as well. Additionally, our Branch

Managers work closely with our commercial bankers to capture the full banking needs of our multi-family and commercial real estate loan customers.

SBA loans are sourced by our SBA lending office in Pasadena, CA, our web site, brokers, and through direct contact by our Business Development Officers and Branch Managers. As with other business loans, our bankers work to establish full banking relationships with our SBA loan customers.

Interest Rates on Our Loans.   We employ a risk-based pricing strategy on all loans we fund. The interest rates we charge on our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower/property management/business expertise, and prevailing market rates for similar types of loans. Depending on market conditions at the time the loan is originated, certain loan agreements will include prepayment penalties. All of the multi-family and commercial real estate loans originated in 2006, except for two loans, had a prepayment penalty provision. Most of our loans are adjustable-rate, and 3, 5, 7, or 10 year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices. Mostly all of the loans originated by the Bank in 2006 were fixed rate hybrid adjustable-rate loans and had minimum interest rates (“floor rates”) at which the rate charged may not be reduced further regardless of further reductions in the underlying interest rate index.

Lending Risks on our Loans.   The majority of our loans involve larger extensions of credit to a single borrower that are generally viewed as exposing us to a greater risk than one-to-four family residential lending. The liquidation values of the properties securing our multi-family and commercial real estate loans may be adversely affected by risks generally incidental to interests in real property, such as:

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

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices. See “Lending Activities - Underwriting and Approval Authority for Our Loans.”

We will not extend credit to any one borrower that is in excess of regulatory limits. Pursuant to OTS regulations, loans-to-one borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus. At December 31, 2006, the Bank’s loans-to-one borrower limit was $9.7 million. See “Regulation—Federal Savings Institution Regulation—Loans-to-One Borrower.”

Underwriting and Approval Authority for Our Loans.   Our board of directors establishes our lending policies. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield, interest rate risk, and portfolio concentrations. The underwriting and quality control functions are managed through our corporate office. Each loan application is evaluated from a number of underwriting perspectives. For real estate secured loans, these underwriting considerations include property appraised value, loan-to-value, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income, use and condition of the property, as well as, the borrower’s liquidity, income, credit history, net worth, and operating experience. For business and SBA loans, underwriting considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, business viability, net worth, and liquidity.

Loans secured by real estate are originated on both a non-recourse and full recourse basis. Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals. On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals. In 2006, 99% of our income property loans to entities were originated with full recourse and/or personal guarantees from principals of the borrowers.

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

Our credit memorandum, which are prepared by our underwriters, include a description of the transaction and prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds and source(s) of repayment, as well as an analysis of the borrower’s business and personal financial statements and creditworthiness. The financial statements and creditworthiness of any guarantors are also analyzed. For loans secured by real property, the credit memorandum will include an analysis of the historic operating income of the property. Loans secured by real estate require an independent appraisal conducted by a licensed appraiser. All appraisal reports are appropriately reviewed by our appraisal department. Our board of directors reviews and approves annually the independent list of acceptable appraisers. When appropriate, environmental reports are obtained and reviewed as well.

Following loan approval and prior to funding, our underwriting and processing departments assure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly documented as exceptions with required approvals), and that all required documentation is present and in proper form.

Commercial business loans are subject to Bank guidelines regarding appropriate covenants and periodic monitoring requirements which include but are not limited to:

•       Capital and lease expenditures;

•       Capital levels;

•       Salaries and other withdrawals;

•       Working capital levels;

•       Debt to net worth ratios;

•       Sale of assets;

•       Change of management;

•       Change of ownership;

•       Cash flow requirements;

•       Profitability requirements;

•       Debt service ratio;

•       Collateral coverage ratio;

•       Current and quick ratios.

Subject to the above standards, our board of directors delegates authority and responsibility for loan approvals to management up to $1.5 million for all loans secured by real estate and up to $250,000 for loans not secured by real estate. Loan approvals at the management level require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, and Chief Banking Officer. All loans in excess of $1.5 million, including total aggregate borrowings in excess of $1.5 million, and any loan in excess of $250,000 not secured by real estate require a majority approval of our board’s Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

Multi-family Real Estate Lending.   We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California. The majority of loans we fund on multi-family properties are sold in the secondary market. Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property. In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate. Loans are made for terms up to 30 years with amortization periods up to 30 years. As of December 31, 2006, we had $357.3 million of multi-family real estate secured loans, constituting 58.8% of our loan portfolio. Multi-family loans originated in 2006 had an average outstanding balance of $1,208,000, loan-to-value of 64.3%, and debt coverage ratio of 1.15:1 at origination.

Commercial Real Estate Lending.   We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California. We will also, from time to time, make a loan secured by a special purpose property, such as a gas station or motel. Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property. We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate. Loans are generally made for terms up to fifteen years with amortization periods up to 30 years. As of December 31, 2006, we had $173.5 million of commercial real estate secured loans, constituting 28.6% of our loan portfolio. Commercial real estate loans originated in 2006 had an average balance of $1,138,000, loan-to-value of 64.84% and debt coverage ratio of 1.24:1 at origination.

Commercial Business (C&I) Lending.   We originate loans secured by business assets including inventory, receivables, machinery and equipment to businesses located predominantly in our primary market area. In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as loan collateral. Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities. We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Bank. In addition to lending against business assets, our business loan programs include loans for owner-occupied commercial real estate such as retail, office and industrial properties. Owner-occupied real estate is underwritten based on the value of the building and the cash flow of the occupying business. As of December 31, 2006, we had total commitments of $48.1 million in commercial business lines of credit, of which, $30.4 million was disbursed.

Small Business (SBA) Lending.   Our SBA Division, which started in the fourth quarter of 2005, was approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”) within its first year of operation when the Bank was named a PLP lender in the third quarter of 2006. The PLP lending status affords the Bank a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts. We originate loans under the SBA’s 7(a), 504 and Express loan programs, in conformance with SBA underwriting and documentation standards. The guaranteed portion of the 7(a) loans is typically sold on the secondary market. As of December 31, 2006, we had $5.3 million of SBA loans.

One-to-Four Family Loans.   The Bank’s portfolio of one-to-four family home loans at December 31, 2006 totaled $12.8 million, of which $10.0 million consists of loans secured by first liens on real estate and $2.8 million consists of loans secured by second or junior liens on real estate. In 2006, the Bank originated two new single family loans for $1.5 million.

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

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel. Accounts delinquent more than 15 days are reviewed by our loss mitigation manager and are assigned to our collector to begin the process of collections. Our collector begins by contacting the borrower telephonically and progresses to sending a notice of intention to foreclose within 30 days of delinquency, and we will initiate foreclosure on one-to-four family loans 30 days thereafter and on multi-family and commercial real estate 10 days thereafter if the delinquent payments are not received in full. Our loss mitigation manager conducts an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral. The evaluation may result in our establishing a specific allowance for that loan or charging off the entire loan, but still continuing with collection efforts.

Loan Portfolio Composition.   At December 31, 2006, our net loans receivable held for investment totaled $604.3 million and net loans receivable held for sale totaled $795,000. The types of loans that the Bank may originate are subject to federal law, state law, and regulations.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Real estate loans:
Multi-family	$357,275	58.80%	$459,714	75.98%	$394,582	83.67%	$188,939	75.54%	$62,511	38.33%
Commercial	173,452	28.55%	123,364	20.39%	53,937	11.44%	20,075	8.03%	22,336	13.69%
Construction	—	—	—	0.00%	—	0.00%	3,646	1.46%	8,387	5.14%
One-to-four family(1)	12,825	2.11%	16,561	2.74%	22,347	4.74%	36,632	14.65%	68,822	42.20%
Business loans:
Commercial owner occupied(2)	35,929	5.91%	2,062	0.34%	565	0.12%	592	0.24%	714	0.44%
Commercial and industrial	22,762	3.75%	3,248	0.54%	103	0.02%	—	0.00%	—	0.00%
SBA	5,312	0.87%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other loans	63	0.01%	27	0.01%	75	0.01%	233	0.08%	327	0.20%
Total gross loans	607,618	100.00%	604,976	100.00%	471,609	100.00%	250,117	100.00%	163,097	100.00%
Less (plus):
Undisbursed construction loan funds	—		—		—		1,016		2,372
Deferred loan origination (costs), fees and (premiums) and discounts	(1,024)		(1,467)		(1,371)		(483)		(341)
Allowance for loan losses	3,543		3,050		2,626		1,984		2,835
Loans receivable, net	$605,099		$603,393		$470,354		$247,600		$158,231

(1)             Includes second trust deeds.

(2)             Secured by real estate

Loan Maturity.   The following table shows the contractual maturity of the Bank’s gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2006
	One-to-Four Family	Multi Family	Commercial Real Estate	Commercial Owner Occupied	Commercial Business	SBA	Other Loans	Total Loans Receivable
	(in thousands)
Amounts due:
One year or less	$—	$—	$960	$—	$13,822	$—	$20	$14,802
More than one year to three years	6	2,792	3,846	—	7,281	—	799	14,724
More than three years to five years	75	—	128	212	736	—	993	2,144
More than five years to 10 years	2,213	9,342	127,825	28,310	923	5,098	22	173,733
More than 10 years to 20 years	2,680	6,927	25,618	6,111	—	214	—	41,549
More than 20 years	7,852	338,214	11,798	1,297	—	—	1,505	360,666
Total amount due	12,825	357,275	170,175	35,929	22,762	5,312	3,340	607,618
Less (plus):
Undisbursed loan funds	—	—	—	—	—	—	—	—
Deferred loan origination fees (costs) and discounts	(61)	(1,079)	(56)	21	31	19	—	(1,125)
Lower of cost or market	101	—	—	—	—	—	—	101
Allowance for loan losses	331	1,405	863	197	675	68	4	3,543
Total loans, net	12,454	356,949	169,368	35,711	22,056	5,225	3,336	605,099
Loans held for sale, net	—	—	—	—	—	795	—	795
Loans held for investment, net	$12,454	$356,949	$169,368	$35,711	$22,056	$4,430	$3,336	$604,304

The following table sets forth at December 31, 2006, the dollar amount of gross loans receivable contractually due after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2007 At December 31, 2006
	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$6,808	$6,017	$12,825
Multi-family	11,437	345,838	357,275
Commercial real estate	19,506	149,709	169,215
Commercial owner occupied	8,552	27,377	35,929
Commercial and industrial	1,082	7,808	8,890
SBA	—	5,312	5,312
Other loans	40	3,281	3,321
Total gross loans receivable	$47,425	$545,342	$592,767

The following table sets forth the Bank’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Beginning balance of gross loans	$604,976	$471,609	$250,117
Loans originated:
Multi-family	182,378	184,757	254,714
Commercial and land	90,840	74,548	43,563
Commercial owner occupied	28,396	12,335	—
Commecial and industrial	34,420	3,741	103
SBA	9,230	—	—
Other loans	1,537	1,945	15
Total loans originated	346,801	277,326	298,395
Loans purchased	—	—	—
Sub total—production	346,801	277,326	298,395
Total	951,777	748,935	548,512
Less:
Principal repayments	138,116	83,754	63,793
Sales of loans	205,268	59,752	12,147
Charge-offs	266	216	400
Transfer to real estate owned	509	237	563
Total gross loans	607,618	604,976	471,609
Ending balance loans held for sale, gross	795	456	587
Ending balance loans held for investment, gross	$606,823	$604,520	$471,022

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

The Bank’s IARC reviews the IAR Manager’s recommendations for classifying the Bank’s assets quarterly and reports the results of its review to the board of directors. The Bank classifies assets and establishes both a general allowance and specific allowance in accordance with the board-approved Allowance for Loan Losses policy. The following table sets forth information concerning substandard assets, REO and total classified assets at December 31, 2006 for the Company:

At December 31, 2006
	Total Substandard Assets		REO		Total Substandard Assets and REO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
(dollars in thousands)
Residential:
One-to-four family	$703	14	$138	8	$841	22
Multi-family	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial Owner Occupied	—	—	—	—	—	—
Commercial Business	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Specific Allowance	(60)	—	—	—	(60)	—
Total Substandard Assets	$643	14	$138	8	$781	22

At December 31, 2006, the Company had $1.0 million of Special Mention assets, $781,000 of Substandard assets, and $166,000 assets classified as Loss that are offset by a specific allowance of the same amount. The difference between the specific allowance in the above table and the total specific allowance is the specific allowance on accounts that were Substandard at one time and are currently classified either as Special Mention or as Pass.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	60-89 Days		90 Days or More
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2006
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Commercial owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
SBA	—	—	—	—
One-to-four family and other loans	4	182	13	634
Total	4	$182	13	$634
Delinquent loans to
total gross loans		0.03%		0.10%
At December 31, 2005
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Commercial owner occupied	—	—	—	—
Commercial and industrial	—	—	—	—
SBA	—	—	—	—
One-to-four family and other loans	2	157	33	1,687
Total	2	$157	33	$1,687
Delinquent loans to
total gross loans		0.03%		0.28%
At December 31, 2004
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
One-to-four family and other loans	11	525	38	2,371
Total	11	$525	38	$2,371
Delinquent loans to
total gross loans		0.11%		0.50%
At December 31, 2003
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction	—	—	—	—
One-to-four family and other loans	2	46	45	2,730
Total	2	$46	45	$2,730
Delinquent loans to
total gross loans		0.02%		1.09%
At December 31, 2002
Multi-family	—	$—	—	$—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
One-to-four family and other loans	17	929	91	5,205
Total	17	$929	91	$5,205
Delinquent loans to
total gross loans		0.57%		3.19%

Nonperforming Assets.   At December 31, 2006 and 2005, respectively, we had $712,000 and $1.7 million of net nonperforming assets, respectively, which included $574,000 and $1.5 million of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due. Our nonperforming assets consist of loans made prior to December 31, 2000 and secured by one-to-four family residences. The decrease in nonperforming assets in 2006 is primarily due to increases in housing prices since the loans were made which allowed delinquent customers to refinance or sell their homes and our continuing foreclosure efforts.

Real estate owned (“REO”) was $138,000 (consisting of eight properties) at December 31, 2006, compared to $211,000 (consisting of eight properties) at December 31, 2005. Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell, or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. The Bank generally obtains an appraisal and/or a market evaluation on all REO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded. The decline in REO over the periods represented reflects the improvements in asset quality and sales of REO properties.

The following tables set forth information concerning nonperforming loans and REO at the periods indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Nonperforming assets(1)
Real Estate:
One-to-four family	$634	$1,687	$2,371	$2,729	$5,203
Multi-family	—	—	—	—	—
Commercial and land	—	—	—	—	—
Business loans:
Commercial owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA	—	—	—	—	—
Other loans	—	—	—	1	2
Total nonaccrual loans	634	1,687	2,371	2,730	5,205
Foreclosures in process	—	—	—	43	425
Specific allowance	(60)	(185)	(244)	(299)	(627)
Total nonperforming loans, net	574	1,502	2,127	2,474	5,003
Foreclosed real estate owned(2)	138	211	351	979	2,427
Total nonperforming assets, net(3)	$712	$1,713	$2,478	$3,453	$7,430
Restructured loans(4)	$—	$—	$—	$—	$—
Allowance for loan losses as a percent of gross loans receivable(5)	0.58%	0.50%	0.56%	0.79%	1.74%
Allowance for loan losses as a percent of total nonperforming loans, gross	558.83%	180.79%	110.77%	71.55%	50.35%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.09%	0.25%	0.45%	0.99%	3.07%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.10%	0.24%	0.46%	1.12%	3.12%

(1)          During the years ended December 31, 2006, 2005, 2004, 2003, and 2002, approximately $41,000, $75,000, $131,000, $299,000, and $313,000, respectively, of interest income related to these loans was included in net income. Additional interest income of approximately $106,000, $310,000, $317,000, $406,000, and $708,000 million, respectively, would have been recorded for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2)          Foreclosed REO balances are shown net of related loss allowances.

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

As of December 31, 2006, the allowance for loan losses totaled $3.5 million, compared to $3.1 million at December 31, 2005 and $2.6 million at December 31, 2004. The December 31, 2006 allowance for loan losses, as a percent of nonperforming loans and gross loans, was 558.8% and 0.58%, respectively, compared with 180.8% and 0.50% at December 31, 2005, and 110.8% and 0.56% at December 31, 2004. The specific allowance amount included in the allowance for loan losses totaled $166,000, $291,000 and $345,000, as of December 31, 2006, 2005 and 2004, respectively.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowance for identified problem loans and the unallocated allowance. The formula allowance is calculated by applying loss factors to all loans held for investment.

The loan loss factors for the multi-family loan portfolio are based primarily upon the charge-off data for all FDIC insured commercial banks and savings institutions in the state of California for the past 14 3/4 years, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Management believes the utilization of industry-wide historic loss data of multi-family loans is more reflective of potential losses due to the fact that the Bank has not had a loss or a delinquency on any of its multi-family loans since it began originating these loan types in the second quarter of 2002. The industry’s average annual charge-off loss experience over the last 14 3/4 years (1992-2006Q3) was 35.6 basis points. During the past 10 year (1996Q4-2006Q3) period, the charge-off rate for multi-family loans for California was 2.9 basis points. However, the Bank used the data for the longer period as a starting point in developing the multi-family loan loss factors. Management has adopted a tiered system that establishes the highest loss factors for loans with a loan-to-value (“LTV”) ratio greater than 65% at origination and with less than 12 months of payment history (“seasoning”). Loans that possess a LTV ratio less than 65% at origination and a satisfactory payment history for the past 13 months or more are considered to have less credit risk and, therefore, are assigned a lower loss factor. The tiered system has four categories to address the unique characteristics of the Bank’s multi-family loan portfolio and are reviewed and updated quarterly.

The loss factors for the commercial real estate loan portfolio are developed and applied in a similar manner as the multi-family loan portfolio and thus considers the industry’s charge-off data in the state of California, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. The industry’s average annual charge-off  over the last 14 3/4 years was 33.2 basis points and was reduced to 3.6 basis points for the past 10 year period. Management also considers the past loss experience related to Southern California commercial real estate in establishing loan loss factors for the commercial real estate portfolio.

The loan loss factors for the commercial business loan portfolio is based primarily upon the thrift industry’s nationwide and West Region historic charge-off data, a peer analysis of other financial institutions engaged in similar lending activities, a quantitative and qualitative analysis of the portfolio and management’s past experience with such loan types. Since this portfolio is relatively unseasoned, the Bank’s loss experience is nonexistent and, therefore, management relies upon available recent industry data to support the loss factor for this portfolio. The Bank’s IAR Department has reviewed and analyzed the charge-off data for commercial business loans in the state of California over a period of 14 3/4 years (1992-2006Q3). The data represents commercial business loan charge-offs for all FDIC insured commercial banks and savings institutions in the state of California. Based upon this analysis, the IAR Department has determined that for this period, the average annual charge-off rate was 83 basis points. Management will continue to analyze and evaluate the adequacy of the loss factors for this loan portfolio segment on a quarterly basis.

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

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balances:
Average net loans outstanding during the period	$607,439	$546,426	$351,968	$184,460	$152,738
Total loans outstanding at end of the period	607,618	604,976	471,609	250,117	163,097
Allowance for Loan Losses:
Balance at beginning of period	3,050	2,626	1,984	2,835	4,364
Provision for loan losses	531	349	705	655	1,133
Charge-offs:
Real Estate:
One-to-four family	266	211	252	1,612	1,908
Multi-family	—	—	—	—	—
Commercial and land	—	—	—	—	—
Construction	—	—	—	—	386
Business loans:
Commercial owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA	—	—	—	—	—
Other loans	—	5	148	388	820
Total charge-offs	266	216	400	2,000	3,114
Recoveries :
Real Estate:
One-to-four family	225	191	122	197	295
Multi-family	—	—	—	—	—
Commercial and land	—	—	—	—	—
Construction	—	74	—	—	—
Business loans:
Commercial owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
SBA	—	—	—	—	—
Other loans	3	26	215	297	157
Total recoveries	228	291	337	494	452
Net loan charge-offs	38	(75)	63	1,506	2,662
Balance at end of period	$3,543	$3,050	$2,626	$1,984	$2,835
Ratios:
Net charge-offs to average net loans	0.01%	(0.01)%	0.02%	0.82%	1.74%
Allowance for loan losses to gross loans at end of period	0.58%	0.50%	0.56%	0.79%	1.74%
Allowance for loan losses to total nonperforming loans	558.83%	180.79%	110.77%	71.55%	50.35%

The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2006		2005		2004
		% of Loans		% of Loans		% of Loans
Balance at End of		in Category to		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$331	2.11%	$554	2.74%	$661	4.74%
Multi-family	1,405	58.80%	1,746	75.98%	1,643	83.67%
Commercial real estate	881	28.55%	627	20.39%	271	11.44%
Commercial owner occupied	179	5.91%	10	0.34%	1	0.12%
Commercial and industrial	478	3.75%	110	0.54%	3	0.02%
SBA	68	0.87%	—	0.00%	—	0.00%
Other Loans	4	0.01%	3	0.01%	11	0.01%
Unallocated	197	—	—	—	36	—
Total	$3,543	100.00%	$3,050	100.00%	$2,626	100.00%

	As of December 31,
	2003		2002
		% of Loans		% of Loans
Balance at End of		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$843	14.65%	$2,205	42.20%
Multi-family	812	75.54%	316	38.33%
Commercial real estate	105	8.03%	121	13.69%
Construction and land	41	1.46%	92	5.14%
Commercial business	—	0.24%	—	0.44%
Other Loans	15	0.08%	16	0.20%
Unallocated	168	—	85	—
Total	$1,984	100.00%	$2,835	100.00%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2006		2005		2004
		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$3,180	89.7%	$2,759	90.5%	$2,245	85.5%
Specific allowance	166	4.7%	291	9.5%	345	13.1%
Unallocated allowance	197	5.6%	—	0.0%	36	1.4%
Total	$3,543	100.0%	$3,050	100.0%	$2,626	100.0%

	As of December 31,
	2003		2002
		% of		% of
Balance at End of		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$1,386	69.9%	$2,015	71.1%
Specific allowance	430	21.7%	735	25.9%
Unallocated allowance	168	8.5%	85	3.0%
Total	$1,984	100.0%	$2,835	100.0%

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

Our investment securities portfolio amounted to $77.1million at December 31, 2006, as compared to $49.8 million at December 31, 2005. As of December 31, 2006, the portfolio consisted of $35.1 million of mortgage-backed securities, $26.7 million of mutual funds, and $15.3 million of FHLB stock. The increase in securities in 2006 is primarily due to the purchase of $26.8 million of mortgage backed securities and $1.4 million in FHLB stock.

At December 31, 2006, our securities portfolio includes $32.9 million of mortgage-backed securities which are guaranteed by Freddie Mac and a $2.1 million private-issue mortgage-backed security that are accounted for as available for sale. The mutual fund investments are comprised of two separate funds under the Shay Asset Management Funds, with $16.9 million invested in the Adjustable Rate Mortgage (‘‘ARM’’) Fund and $9.8 million in the Intermediate Fund. The ARM Fund invests in U.S. government agency adjustable-rate mortgage-backed securities, fixed and floating-rate collateralized mortgage obligations and investment grade corporate debt instruments. The Intermediate Fund invests in mortgage-backed securities, U.S. government notes and U.S. government agency debentures. We may increase or decrease our investment in mortgage-backed securities and mutual funds in the future depending on our liquidity needs and market opportunities.

The following table sets forth certain information regarding the carrying and fair values of the Company’s securities at the dates indicated:

	2006		2005
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
	(in thousands)
Available for sale:
Mortgage-backed securities	$35,271	$35,081	$9,171	$9,059
Mutual funds	27,719	26,735	27,719	26,791
Total securities available for sale	62,990	61,816	36,890	35,850
Held to maturity:
FHLB Stock	15,328	15,328	13,945	13,945
Total securities held to maturity	15,328	15,328	13,945	13,945
Total securities	$78,318	$77,144	$50,835	$49,795

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company’s securities as of December 31, 2006.

At December 31, 2006
More than
	One Year		More than One		Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(dollars in thousands)
Available for sale:

Mortgage-backed securities	$—	—	$—	—	$—	—	$35,081	5.03%	$35,081	5.03%
Mutual Funds	26,735	4.72%	—	—	—	—	—	—	26,735	4.72%
Total available for sale	$26,735	4.72%	$—	—	$—	—	$35,081	5.03%	$61,816	4.90%
Held to maturity:
FHLB Stock	$15,328	5.33%	$—	—	$—	—	$—	—	$15,328	5.33%
Total held to maturity	$15,328	5.33%	$—	—	$—	—	$—	—	$15,328	5.33%
Total securities	$42,063	4.94%	$—	—	$—	—	$35,081	5.03%	$77,144	4.98%

Sources of Funds

General.   Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.   Deposits represent our primary source of funds for our lending and investing activities. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The deposit accounts are offered through our five branch network in Southern California, which increased to six branches with the opening of a de novo branch located in the City of Newport Beach in the first quarter of 2007. The Bank’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit. Total deposits at December 31, 2006 were $339.4 million, as compared to $327.9 million at December 31, 2005. For the year ended December 31, 2006, certificates of deposit constituted 71.7% of total average deposits. The terms of the fixed-rate certificates of deposit offered by the Bank vary from 3 months to 5 years. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2006, the Bank had $228.3 million of certificate of deposit accounts maturing in one year or less.

The Bank relies primarily on customer service, business development efforts, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits. However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits. Additionally, the Bank will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers. During 2006, the Bank reduced the amount of broker deposits by $21.1 million to $35.5 million at December 31, 2006.

The following table presents the deposit activity of the Bank for the years ended December 31:

	2006	2005	2004
	(in thousands)
Net (withdrawals) deposits	$424	$30,914	$61,976
Interest credited on deposit accounts	11,089	8,135	5,464
Total increase in deposit accounts	$11,513	$39,049	$67,440

At December 31, 2006, the Bank had $130.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)
Three months or less	$73,391	5.06%
Over three months through 6 months	34,136	5.22%
Over 6 months through 12 months	16,996	5.01%
Over 12 months	5,804	4.21%
Total	$130,326	5.06%

The following table sets forth the distribution of the Bank’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2006			2005			2004
		% of Total	Weighted		% of Total	Weighted		% of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(dollars in thousands)
Passbook accounts	$2,600	0.81%	0.55%	$3,613	1.19%	0.24%	$3,682	1.40%	0.32%
Money market accounts	39,128	12.13%	3.44%	33,905	11.12%	2.57%	28,013	10.66%	1.69%
Checking accounts	49,441	15.32%	0.63%	42,755	14.02%	1.19%	42,123	16.02%	0.78%
Sub-total	91,169	28.26%	1.83%	80,273	26.33%	1.48%	73,818	28.08%	1.10%
Certificate of deposit accounts:
Three months or less	9,072	2.81%	4.89%	12,580	4.13%	3.30%	487	0.19%	1.64%
Four through 12 months	163,802	50.79%	4.55%	109,580	35.96%	3.14%	97,654	37.15%	2.05%
13 through 36 months	43,093	13.36%	3.75%	85,210	27.95%	2.97%	74,823	28.47%	2.58%
37 months or greater	15,453	4.79%	4.39%	17,176	5.63%	4.44%	16,057	6.11%	4.50%
Total certificate of deposit accounts	231,420	71.74%	4.40%	224,546	73.67%	3.18%	189,021	71.92%	2.47%
Total average deposits	$322,589	100.00%	3.67%	$304,819	100.00%	2.73%	$262,839	100.00%	2.10%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the date indicated and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2006:

	Period to Maturity from December 31, 2006
	Less than	One to	Two to	Three to	Four to	More than
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total
	(in thousands)
Certificate of deposit accounts
0.50 to 2.00%	$—	$—	$—	$—	$1	$5	$6
2.01 to 3.00%	390	16	14	7	25	135	587
3.01 to 4.00%	17,532	4,259	1,068	94	57	23	23,033
4.01 to 5.00%	63,969	4,129	2,250	674	47	5	71,074
5.01 to 6.00%	145,996	343	201	123	164	497	147,324
6.01 to 7.00%	6	77	37	15	34	22	191
7.01 to 8.00%	357	112	4	—	—	—	473
Total	$228,250	$8,936	$3,574	$913	$328	$687	$242,688

FHLB Advances.   The FHLB system functions as a source of credit to financial institutions that are members. Advances are secured by certain real estate loans, investment securities and the capital stock of the FHLB owned by the Bank. Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage. In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors. The Bank is allowed to have advances totaling 45% of its assets, equating to a credit line of $318.1 million as of December 31, 2006. At December 31, 2006, the Bank had FHLB advances outstanding totaling $300.3 million of which eight were term advances totaling $280.0 million with a weighted average interest rate of 5.21% and a weighted average remaining maturity of 1.6 years.

Borrowings.   The Bank has established a credit facility, secured by mutual funds pledged to Pershing LLC. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current federal funds rate plus 75 basis points. At December 31, 2006, the Bank had borrowed $1.0 million against the line. The Bank maintains lines of credit totaling $30.0 million with four correspondent banks to purchase federal funds as business needs dictate. Federal funds purchased are short-term in nature and utilized to meet short term funding needs. As of December 31, 2006, we had an outstanding federal funds purchased balance with our correspondent banks of $5.0 million that matured on January 2, 2007. Additionally, the Bank has a $100.0 million credit facility with Salomon Brothers. At December 31, 2006, there were $10.0 million borrowings against this line.

Debentures.   On March 25, 2004 the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Company and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 8.12% as of December 31, 2006.

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
FHLB advances
Average balance outstanding	$297,441	$234,243	$95,601
Maximum amount outstanding at any month-end during the year	319,200	296,835	178,000
Balance outstanding at end of year	300,300	296,835	178,000
Weighted average interest rate during the year	4.79%	3.12%	1.99%
Debentures
Average balance outstanding	$10,310	$10,310	$7,939
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate during the year	7.77%	6.03%	4.28%
Other borrowings and lines of credit
Average balance outstanding	$1,833	$9,870	$6,657
Maximum amount outstanding at any month-end during the year	16,191	35,500	18,400
Balance outstanding at end of year	16,191	11,000	18,400
Weighted average interest rate during the year	5.86%	3.16%	1.50%
Total borrowings
Average balance outstanding	$309,584	$254,423	$110,197
Maximum amount outstanding at any month-end during the year	345,701	342,645	206,710
Balance outstanding at end of year	326,801	318,145	206,710
Weighted average interest rate during the year	4.89%	3.24%	2.12%

Subsidiaries

As of December 31, 2006, we had two subsidiaries, the Bank, which did not have any subsidiaries at December 31, 2006, and PPBI Trust I, which has been deconsolidated for reporting purposes.

Personnel

As of December 31, 2006, we had 104 full-time employees and 5 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

REGULATION

General

The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act (“FDI Act”). Upon completion of the Bank’s charter conversion to a California chartered commercial bank in 2007, the Bank will be regulated by the DFI and the FDIC. In addition, the Company will become a bank holding company subject to regulation by the Federal Reserve Board.

The Bank, a federally chartered savings bank, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulation--QTL Test.” Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act (“BHC Act”), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% of the voting stock of a company engaged in impermissible activities.

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

The following table presents the Bank’s capital position at December 31, 2006:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2006
Total Capital (to risk-weighted assets)	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Tier 1 Capital (to adjusted tangible assets)	60,747	8.38%	29,012	4.00%	36,265	5.00%
Tangible Capital (to tangible assets)	60,747	8.38%	N.A.	N.A.	N.A.	N.A.
Tier 1 Capital (to risk-weighted assets)	60,747	10.94%	22,203	4.00%	33,305	6.00%

Insurance of Accounts and Regulation by the FDIC.   The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

In February 2006, the Federal Deposit Insurance Reform Act (“Reform Act”) was enacted. The new law merged the old BIF and SAIF into the single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined DIF at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to the Bank’s assessment base of approximately $326.7 million, this translates to an annual deposit premium estimated to be between $163,000 and $229,000. Most banks have not been required to pay any deposit insurance premiums since 1995. We have not paid any deposit insurance premiums since 2004. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all or most of their premiums in 2007. The preliminary assessment credit for the Bank was calculated at $123,000. The assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows in 2007. The level of annual deposit premiums is dependent on the amount of the Bank’s deposit assessment base. However, assuming our deposit base remains at approximately $326.7 million in 2008, our annual deposit premiums will increase by approximately $163,000 to $229,000 per year, which will result in higher general and administrative expenses.

The Bank, as a former member of the SAIF, also pays, in addition to its normal deposit insurance premium, assessments towards the retirement of the Financing Corporation Bonds (known as FICO Bonds) issued in the 1980s to assist in the recovery of the savings and loan industry. These assessments will continue until the FICO Bonds mature in 2017. The annual rate (as of the first quarter of 2007) for all insured institutions is $0.122 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017. For the year ended December 31, 2006, assessments for the FICO payments was $41,000.

Loans-to-One Borrower.   Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent; equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2006, the Bank’s limit on loans-to-one borrower was $9.7 million. At December 31, 2006, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $8.7 million.

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

A savings association that fails the QTL test must convert to a bank charter or operate under certain restrictions. As of December 31, 2006, the Bank maintained 70.7% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

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

Liquidity.   The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the statutory liquidity requirement for savings association, citing the requirement as unnecessary. In light of this action, the OTS repealed its liquidity regulations and replaced them with a general requirement that thrifts continue to maintain sufficient liquidity to ensure safe and sound operations. The Bank’s average liquidity ratio for the year ended December 31, 2006 was 7.15%.

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

Transactions with Related Parties.   The Bank’s authority to engage in transactions with related parties or ‘‘affiliates’’ (e.g., any company that controls or is under common control with an institution, including the Company, is limited by Sections 23A and 23B of the Federal Reserve Act (‘‘FRA’’). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve Board has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank. We are considered to be an affiliate of the Bank.

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

Federal Reserve System.   The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2006, the Bank maintained compliance with the foregoing requirements.

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

The SOA includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission (“SEC”) and the Comptroller General. The SEC has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements and certifications in periodic filings under the Exchange Act. We have revised our internal policies and Exchange Act disclosures to comply with these new requirements.

Federal and State Taxation

The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2006 taxable year, the Bank is subject to a maximum federal and state income tax rate of 34% and 10.84%, respectively.

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

At December 31, 2006, our multi-family residential loans amounted to $357.3 million, or 58.8% of our total loans. At December 31, 2006, our commercial real estate loans amounted to $205.6 million, or 33.8% of our total loans. Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after June 30, 2002 and are, consequently, relatively unseasoned. In addition, such loans originated after June 30, 2002 have an average loan balance as of December 31, 2006 of $837,000 in the case of multi-family loans and $1.2 million in the case of commercial real estate loans, so that a default on a multi-family or commercial real estate loan may have a greater impact on us than a default on a single-family residential loan which is generally smaller in size. Further, the payment on multi-family and commercial real estate loans is typically dependent on the successful operation of the project, which is affected by the supply and demand for multi-family residential units and commercial property within the relevant market. If the market for multi-family units and commercial property experiences a decline in demand, multi-family and commercial borrowers may suffer losses on their projects and be unable to repay their loans. Defaults on these loans would negatively affect our financial condition, results of operations and financial prospects.

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

Our primary method of originating multi-family and commercial real estate loans is through referrals by mortgage brokers. During 2006, five mortgage brokers have referred to us approximately 62.0% of all the multi-family and commercial real estate loans we originated. Although we have in-house account managers who have the responsibility of developing relationships with additional mortgage brokers which may refer us the types of loans we target, should we not be successful in developing relationships with additional mortgage brokers and should we lose referrals from one or more mortgage brokers on whom we depend for a large percentage of our multi-family and commercial real estate loans, our loan originations could be substantially less than we anticipate, thus reducing our anticipated income from these loans.

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

•       industry historical losses as reported by the FDIC;

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

In 2002, a warrant (“the Warrant”) was issued in conjunction with a private placement. The holder of the Warrant has the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share, which shares, once exercised, would represent approximately 17.4% of our issued and outstanding shares as of December 31, 2006. The Warrant is currently exercisable for an aggregate of 1,166,400 shares of our common stock. The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2006, the closing price of our common stock was $12.18 per share. Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

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

A substantial majority of our assets and deposits are generated in Southern California. As a result, poor economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. Further, a downturn in the Southern California real estate market could hurt our business. Our business activities and credit exposure are concentrated in Southern California. A downturn in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2006, approximately 93.9% of our loan portfolio consisted of loans secured by real estate located in California, the substantial majority of which are located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans. Real estate values in Southern California could be affected by, among other things, earthquakes and other natural disasters particular to Southern California.

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

In addition, Steven R. Gardner, our President and Chief Executive Officer, has an employment agreement which provides that, in the event of a change of control in which Mr. Gardner’s employment is terminated, Mr. Gardner will be entitled to severance payments equal to two times his annual base salary plus an amount equal to his incentive bonus for the previous year. Also, the Bank has Salary Continuation Agreements with Mr. Gardner and John Shindler, our Chief Financial Officer, that provides that if their employment is terminated within 12 months of a change in control they would receive the present value of their benefits which is approximately $1.5 million and $740,000, respectively.

These provisions in our certificate of incorporation, by-laws and Mr. Gardner’s employment agreement could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

We are dependent on our key personnel

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy. The loss of Mr. Gardner could have a negative impact on the success of our new business strategy. In addition, we rely upon the services of John Shindler, our Executive Vice President and Chief Financial Officer, Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not maintain key-man life insurance on any employee other than Messrs Gardner and Shindler, nor have we entered into an employment agreement with any other employee other than Mr. Gardner. Mr. Gardner entered into a three year employment agreement with both the Company and Bank on January 5, 2004 which automatically extended for an additional year on October 7, 2006.

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

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•       Potential exposure to unknown or contingent liabilities of the target company;

•       Exposure to potential asset quality issues of the target company;

•       Difficulty and expense of integrating the operations and personnel of the target company;

•       Potential disruption to our business;

•       Potential diversion of management’s time and attention;

•       The possible loss of key employees and customers of the target company;

•       Difficulty in estimating the value of the target company;

•       Potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

				Net Book Value of
		Original Year	Date of	Property or Leasehold
	Leased or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2006
Corporate Headquarters:
1600 Sunflower Ave(a)
Costa Mesa, CA 92626	Owned	2002	N.A.	$4,906,000
Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$69,000
Branch Office:
19011 Magnolia Avenue
Huntington Beach CA 92646	Owned (b)	2005	2023	$1,500,000
Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$7,000
Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$387,000
Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$2,000
Branch Office:
201 South Lake Avenue, Suite 602
Pasadena, CA 91101	Leased	2005	2007	$—

(a)           We lease to two tenants approximately 9,735 square feet of the 36,159 square feet of our corporate headquarters for $15,423 per month.

(b)          The building is owned, but the land is leased on a long-term basis.

All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.                LEGAL PROCEEDINGS

In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans. In March of 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment. Our motion to dismiss due to federal preemption of state law because the Bank is a federal savings bank was denied in August 2006. The Bank has answered the Plaintiffs’ complaint and the lawsuit is in the early stages of discovery. The Bank intends to appeal the trial court’s ruling on the limitations in the form of a motion for summary judgment after discovery is completed.

In October 2005, the Bank and the Company were added to a lawsuit titled, “DLJ Mortgage Capital, Inc. (“DLJ”) vs. Attorneys’ Title Guaranty Fund, Inc. and William Mansell, et al, for alleged defaults and breaches of warranty under a loan sale agreement between DLJ and the Company. The lawsuit was filed in the District Court of Salt Lake County, Utah. The complaint seeks restitution of the principal balance, interest, and late charges totaling $1.5 million as of the date of the complaint. The action is relates to a fraudulent loan, which the Bank purchased in 1999 from an unaffiliated mortgage company and then sold to DLJ in February 2000.

In August 2006, DLJ filed a motion for partial summary judgment against the Company and the Bank which the Company and the Bank are opposing. We expect a ruling on such motion in the second quarter of 2007. The Company and the Bank believe that they have numerous defenses to such complaint, including that any losses should be covered by the applicable title insurance with respect to the loan. While the Company and the Bank intend to vigorously defend this matter no assurance can be given that the Company and the Bank will be successful with respect to its defense of the complaint or that the Company and the Bank ultimately will not be required to pay all or a portion of the specific damages. In any event, Management does not believe that the resolution of the lawsuit will have a material adverse affect on the Company’s consolidated financial condition or results of operation.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE BY QUARTERS

The common stock of the Company has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI. However, until recently, trading in the common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

As of March 5, 2007, there were approximately 1,260 holders of record of the common stock. The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	Sale Price of
	Common Stock
	High	Low
2005
First Quarter	$13.42	$10.48
Second Quarter	$11.14	$9.70
Third Quarter	$13.16	$10.69
Fourth Quarter	$12.95	$10.58
2006
First Quarter	$12.45	$11.63
Second Quarter	$12.03	$11.12
Third Quarter	$12.33	$10.79
Fourth Quarter	$12.69	$11.46

Stock Performance Graph.   The graph below compares the performance of the common stock with that of the Nasdaq Composite Index (U.S. Companies) and the Nasdaq Bank Stocks Index from December 31, 2001 through December 31, 2006. The graph is based on the investment of $100 in the common stock at its closing price on December 31, 2001. The Company has not paid any dividends on its common stock.

Total Return Analysis	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006
Pacific Premier Bancorp, Inc.	$100.00	$259.02	$540.98	$646.83	$575.61	$594.15
Nasdaq Bank Stocks Index	$100.00	$102.37	$131.69	$150.71	$147.23	$165.24
Nasdaq Composite Index	$100.00	$69.13	$103.36	$112.49	$114.88	$126.21

DIVIDENDS

It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay a dividend on the common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and the receipt of regulatory approvals. In addition, our ability to pay dividends at any time may be limited by the Bank’s ability to pay dividends to the Company. The OTS regulations require that the Bank must give prior notice to the OTS before making any dividend declaration. Further, if the OTS should decide that to pay a dividend would place the Bank in an unsafe or unsound financial condition, it can prohibit the payment of dividends.

ISSUER PURCHASES OF EQUITY SECURITIES

In 2005, the Company’s Board of Directors authorized the Management of the Company to repurchase up to 61,500 shares, or 1.17% of the Company’s issued and outstanding common stock, to be done in accordance with Rule 10b-18 of the Exchange Act.  At December 31, 2006, the Company had purchased 34,300 shares pursuant to that authorization. The following table summarizes purchase activity for the year of 2006:

	Total Number		Total number of	Maximum number
	of shares	Average	shares repurchased	of shares that may
Month of	purchased/	price paid	as part of the publicly	yet be purchased
Purchase	returned	per share	announced program	under the program
Jan-06	—	$—	—	29,950
Feb-06	—	—	—	29,950
Mar-06	—	—	—	29,950
Apr-06	—	—	—	29,950
May-06	750	11.32	750	29,200
Jun-06	—	—	0	29,200
Jul-06	—	—	0	29,200
Aug-06	—	—	0	29,200
Sep-06	2,000	11.46	2,000	27,200
Oct-06	—	—	—	27,200
Nov-06	—	—	—	27,200
Dec-06	—	—	—	27,200
Total/Average	2,750	$11.42	2,750	27,200

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except ratios and per share data):

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Interest income	$44,128	$33,707	$23,223	$17,248	$18,872
Interest expense	27,003	16,571	7,817	7,657	8,910
Net interest income	17,125	17,136	15,406	9,591	9,962
Provision for loan losses	531	349	705	655	1,133
Net interest income after provision for loans losses	16,594	16,787	14,701	8,936	8,829
Net gains (losses) from loan sales	3,697	590	105	328	(261)
Other noninterest income	2,818	3,540	4,141	1,987	2,130
Noninterest expense	15,231	12,260	11,234	9,783	10,165
Income before income tax provision (benefit)	7,878	8,657	7,713	1,468	533
Income tax provision (benefit)(1)	450	1,436	972	(597)	(2,345)
Net income	$7,428	$7,221	$6,741	$2,065	$2,878

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
Share Data:
Net income per share:
Basic	$1.41	$1.37	$1.28	$0.96	$2.16
Diluted	$1.11	$1.08	$1.02	$0.61	$1.16
Weighted average common shares outstanding:
Basic	5,261,897	5,256,906	5,256,334	2,161,314	1,333,572
Diluted	6,684,915	6,658,240	6,622,735	3,399,376	2,476,648
Book value per share (basic)	$11.03	$9.67	$8.37	$7.10	$8.72
Book value per share (diluted)	$9.16	$8.09	$7.08	$5.98	$4.98
Selected Balance Sheet Data:
Total assets	$730,874	$702,696	$543,124	$309,368	$238,278
Participation Contract	—	—	—	5,977	4,869
Securities and FHLB stock	77,144	49,795	44,844	42,275	58,243
Loans held for sale, net(2)	795	456	532	804	1,866
Loans held for investment, net(2)	604,304	602,937	469,822	246,796	156,365
Allowance for loan losses	3,543	3,050	2,626	1,984	2,835
Mortgage servicing rights	—	—	12	29	51
Total deposits	339,449	327,936	288,887	221,447	191,170
Borrowings	316,491	318,145	206,710	48,600	32,940
Total stockholders’ equity	58,038	50,542	44,028	37,332	11,623
Performance Ratios:(3)
Return on average assets(4)	1.07%	1.18%	1.61%	0.82%	1.18%
Return on average equity(5)	13.47%	15.17%	16.37%	12.43%	30.70%
Average equity to average assets	7.94%	7.78%	9.86%	6.59%	3.85%
Equity to total assets at end of period	7.98%	7.20%	8.11%	12.07%	4.88%
Average interest rate spread(6)	2.39%	2.70%	3.66%	4.02%	4.44%
Net interest margin(7)	2.58%	2.88%	3.82%	4.06%	4.37%
Efficiency ratio(8)	64.26%	57.72%	57.21%	81.20%	85.19%
Average interest-earning assets to average interest-bearing liabilities	104.83%	106.41%	108.02%	101.16%	98.45%
Capital Ratios(9):
Tier 1 capital to adjusted total assets	8.38%	7.79%	9.09%	8.93%	7.03%
Tier 1 capital to total risk-weighted assets	10.94%	11.21%	13.00%	12.49%	11.29%
Total capital to total risk-weighted assets	11.55%	11.78%	13.59%	13.21%	12.54%
Asset Quality Ratios:
Nonperforming loans, net, to total loans(10)	0.09%	0.25%	0.45%	0.99%	3.07%
Nonperforming assets, net as a percent of total assets(11)	0.10%	0.24%	0.46%	1.12%	3.12%
Net charge-offs to average total loans	0.01%	(0.01)%	0.02%	0.82%	1.74%
Allowance for loan losses to total loans at period end	0.58%	0.50%	0.56%	0.79%	1.74%
Allowance for loan losses as a percent of nonperforming loans at period end(10)	558.83%	180.79%	110.77%	71.55%	50.35%

        (1) In the years ended December 31, 2006, December 31, 2005 and December 31, 2004, we reversed $2.4 million, $1.6 million, and $1.6 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.

        (2) Loans are net of the allowance for loan losses and deferred fees.

        (3) All average balances consist of average daily balances.

        (4) Net income divided by total average assets.

        (5) Net income divided by average stockholders’ equity.

        (6) Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

        (7) Represents net interest income as a percent of average interest-earning assets.

        (8) Represents the ratio of noninterest expense less (gain) loss on foreclosed real estate to the sum of net interest income before provision for loan losses and total noninterest income.

        (9) Calculated with respect to the Bank.

  (10) Nonperforming loans consist of loans past due 90 days or more and foreclosures in process less than 90 days and still accruing interest.

  (11) Nonperforming assets consist of nonperforming loans (see footnote 10 above) and foreclosed real estate owned.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans. In 2007, the Bank expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds. Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank’s market area. The Bank’s ability to originate and purchase loans is influenced by the general level of product available. The Bank’s results of operations are also affected by the Bank’s provision for loan losses and the level of operating expenses. The Bank’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company’s results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

We believe that the allowance for loan losses and the valuation allowance on deferred taxes are the critical accounting policies that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements.

Average Balance Sheet.   The following tables set forth certain information relating to the Company for the years ended December 31, 2006, 2005, and 2004. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents(1)	$602	$126	20.93%	$509	$53	10.41%	$4,096	$57	1.39%
Federal funds sold	1,123	54	4.84%	575	20	3.50%	621	7	1.13%
Participation Contract	—	—	0.00%	—	—	0.00%	2,367	1,965	83.02%
Investment securities(2)	53,519	2,654	4.96%	47,564	1,924	4.05%	43,896	1,475	3.36%
Loans receivable, net(3)	607,439	41,294	6.80%	546,426	31,710	5.80%	351,968	19,719	5.60%
Total interest-earning assets	662,683	44,128	6.66%	595,074	33,707	5.66%	402,948	23,223	5.76%
Noninterest-earning assets	31,893			16,967			14,630
Total assets	$694,576			$612,041			$417,578
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$91,169	1,669	1.83%	$80,273	1,185	1.48%	$73,818	812	1.10%
Certificate accounts	231,420	10,185	4.40%	224,546	7,148	3.18%	189,021	4,670	2.47%
Total interest-bearing deposits	322,589	11,854	3.67%	304,819	8,333	2.73%	262,839	5,482	2.09%
FHLB advances and other borrowings	299,274	14,348	4.79%	244,113	7,616	3.12%	102,258	1,995	1.95%
Subordinated debentures	10,310	801	7.77%	10,310	622	6.03%	7,939	340	4.28%
Total interest-bearing liabilities	632,173	27,003	4.27%	559,242	16,571	2.96%	373,036	7,817	2.10%
							110,197
Noninterest-bearing liabilities	7,253			5,187			3,358
Total liabilities	639,426			564,429			376,394
Stockholders’ equity	55,150			47,612			41,184
Total liabilities and equity	$694,576			$612,041			$417,578
Net interest income		$17,125			$17,136			$15,406
Net interest rate spread(4)			2.39%			2.70%			3.66%
Net interest margin(5)			2.58%			2.88%			3.82%
Ratio of interest-earning assets to interest-bearing liabilities			104.83%			106.41%			108.02%

(1)             Includes interest on float from cash disbursements.

(2)             Includes unamortized discounts and premiums.

(3)             Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans. Loan fees were approximately $1.1 million, $1.6 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Compared to			Compared to
	Year Ended December 31, 2005			Year Ended December 31, 2004
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$11	$62	$73	$(88)	$84	$(4)
Federal funds sold	25	9	34	—	13	13
Investment securities	260	470	730	131	318	449
Participation Contract	—	—	—	(1,965)	—	(1,965)
Loans receivable, net	3,780	5,804	9,584	11,261	730	11,991
Total interest-earning assets	4,076	6,345	10,421	9,339	1,145	10,484
Interest-bearing liabilities:
Transaction accounts	175	309	484	76	297	373
Certificate accounts	208	2,829	3,037	978	1,500	2,478
FHLB advances and other borrowings	1,996	4,736	6,732	3,926	1,695	5,621
Subordinated debentures	—	179	179	119	163	282
Total interest-bearing liabilities	2,379	8,053	10,432	5,099	3,655	8,754
Changes in net interest income	$1,697	$(1,708)	$(11)	$4,240	$(2,510)	$1,730

Comparison of Operating Results for the Year Ended December 31, 2006 and December 31, 2005

General:   For the year ended December 31, 2006, the Company reported net income of $7.4 million or $1.11 per diluted share, compared with net income of $7.2 million or $1.08 per diluted share for the same period in 2005. The $207,000 increase in net income in 2006 compared to 2005 was primarily the result of increases in total interest income of $10.4 million, total noninterest income of $2.4 million and the reversal of its valuation allowance for deferred taxes of $2.4 million, which was partially offset by increases in total interest expense of $10.4 million and noninterest expense of $3.0 million.

Interest Income:   Interest income for the year ended December 31, 2006 was $44.1 million, compared to $33.7 million for the year ended December 31, 2005. The increase of $10.4 million, or 30.9%, is primarily due to interest income on loans receivable increasing $9.6 million to $41.3 million for the year ended December 31, 2006 from $31.7 million for the year ended December 31, 2005. The increase in interest income on loans was primarily the result of an increase in the average loan balance of $61.0 million from $546.5 million in 2005 to $607.4 million in 2006 combined with a 100 basis points increase in the average yield on said loans from 5.80% for 2005 to 6.80% for 2006. The increase in loan yield is primarily due to the re-pricing of our short-term adjustable-rate income property loans and the origination of higher yielding loans during 2006.

Interest Expense:   Interest expense for the year ended December 31, 2006 was $27.0 million, compared to $16.6 million for the year ended December 31, 2005. The $10.4 million increase, or 63.0%, primarily reflects an increase in the average balance of deposits and FHLB advances and other borrowings of $17.8 million and $55.2 million, respectively, during the year, combined with a 131 basis points increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

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

Net interest income before provision for loan losses was $17.1 million for each of the years ended December 31, 2006 and 2005.

Provision for Loan Losses:   The provision for loan losses increased to $531,000 for the year ended December 31, 2006 from $349,000 for the year ended December 31, 2005. The increase in the current year provision for loan losses was primarily due to the overall shift in our loan portfolio mix toward more commercial real estate, business and SBA loans, which was partially offset by a decrease in our nonperforming loans by 58.4% from $1.7 million in 2005 to $712,000 in 2006, Net charge-offs increased $113,000 in 2006 from a net recoveries of $75,000 in 2005 to $38,000 in net charge-off in 2006. Total net loans receivable in 2006 increased $1.7 million, or 2.8%, over 2005.

Noninterest Income:   Noninterest income was $6.5 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005. The $2.4 million increase, or 57.7%, was primarily due to an increase in gains from loan sales of $3.1 million in 2006 compared to 2005. Partially offsetting the increase from the gains on loan sales was a decrease in other income from the sale and collection of charged-off loans related to the Participation Contract. During 2006 and 2005, the Company collected $171,000 and $1.0 million, respectively, in recoveries on the collection of charged-off loans associated with the Participation Contract.

Noninterest Expense:   Noninterest expense for the year ended December 31, 2006 was $15.2 million compared to $12.3 million for the year ended December 31, 2005. The $2.9 million increase, or 24.2%, in noninterest expense was principally due to increases in compensation and benefits of $1.6 million and premises and occupancy of $805,000. These increases are reflective of the Bank’s investments in its strategic expansion through de novo branching and the addition of experienced business bankers to staff its new locations. The number of employees at the Bank grew from 89 at December 31, 2005 to 106 at December 31, 2006. A large portion of the increases in compensation and benefits, $996,000, and premises and occupancy expense, $478,000, for the year ended December 31, 2006 compared to the prior year, is associated with the Bank’s depository branches in the cities of Costa Mesa and Los Alamitos that opened in 2006 and Newport Beach (scheduled to open in the first quarter of 2007), and the SBA loan production office in Pasadena, which opened in January 2006.

Income Taxes:   The provision for income taxes decreased to $450,000 for the year ended December 31, 2006 compared to a provision of $1.4 million for the year ended December 31, 2005. The Company had income before income taxes of $7.9 million for the year ended December 31, 2006 compared to income before income taxes of $8.7 million for the year ended December 31, 2005. In 2006, the Company eliminated its remaining valuation allowance for deferred taxes which reduced its provision by $2.4 million. In 2005, the Company reduced its valuation allowance for deferred taxes by $1.6 million. The elimination of the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future.

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

Interest Expense:   Interest expense for the year ended December 31, 2005 was $16.6 million, compared to $7.8 million for the year ended December 31, 2004. The $8.8 million increase, or 112.0%, primarily reflects an increase in the average balance of deposits and FHLB advances and other borrowings of $42.0 million and $141.9 million, respectively, during the year, combined with an 86 basis points increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

Net Interest Income:   Net interest income before provision for loan losses was $17.1 million for the year ended December 31, 2005, compared to $15.4 million for the year ended December 31, 2004. The $1.7 million increase, or 11.2%, in net interest income before provision for loan losses is primarily due to the $10.5 million increase in the Company’s interest income which is predominately attributable to a 55.3% increase in average loans outstanding of $194.5 million, over the prior year period, which was partially offset by a decline in net interest margin of 0.94%. The average cost of interest-bearing liabilities for the Company increased to 2.96% during the year ended 2005, compared with 2.10% during the same period in 2004. The Company’s yield on average earning assets was 5.66% for the year ended December 31, 2005, compared with 5.76% for the same period in 2004. Total interest income increased $10.5 million, or 45.1%, while total interest expense increased by $8.8 million, or 112.0%.

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

Noninterest Income:   Noninterest income was $4.1 million for the year ended December 31, 2005, compared to $4.2 million for the year ended December 31, 2004. The $116,000 decrease, or 2.7%, was primarily due to a reduction of income associated with the Participation Contract of $1.4 million partially offset by an increase in prepayment penalties of $882,000 and gains on loan sales of $485,000. In 2004, the Participation Contract generated $2.4 million gain from the sale or termination of the three residual interest components and $141,000 from recoveries on the collection of charged-off loans associated with the Participation Contract. During 2005, the Company collected $1.0 million in recoveries on the collection of charged-off loans associated with the Participation Contract.

Noninterest Expense:   Noninterest expense for the year ended December 31, 2005 was $12.3 million compared to $11.2 million for the year ended December 31, 2004. The $1.1 million increase, or 9.1%, in noninterest expense was principally due to increases in compensation and benefits of $762,000 and premises and occupancy of $166,000. The increase in compensation and benefits was primarily due to an increase in the number of employees from 80 full-time employees at December 31, 2004 to 87 full-time employees at December 31, 2005.

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets of the Company were $731.1 million as of December 31, 2006, compared to $702.7 million as of December 31, 2005. The $28.4 million, or 4.0%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, and an increase in securities available for sale of $26.0 million, partially offset by a decrease in federal funds sold of $14.0 million.

Total liabilities of the Company were $672.8 million at December 31, 2006 compared to $652.2 million at December 31, 2005. The $20.6 million increase, or 3.2%, was primarily due to increases of $8.7 million in other borrowings and $11.5 million in deposits. Total deposits at December 31, 2006 were $339.4 million compared to $327.9 million at December 31, 2005. In addition, FHLB advances and other borrowings increased by $3.5 million and $5.2 million, respectively, as of December 31, 2006 compared to the prior year-end.

At December 31, 2006 and 2005, our stockholders’ equity amounted to $58.3 million and $50.6 million, respectively. The increase in stockholders’ equity was due primarily to $7.4 million of net income for the year ended December 31, 2006.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We seek to maintain a level of liquid assets to ensure a safe and sound operation. Our average liquidity ratios were 7.20%, 6.32% and 13.70% for the years ended December 31, 2006, 2005 and 2004, respectively. The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances. Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs. Liquid assets of the Bank (which are comprised of cash and unpledged investments) represent approximately 9.2% of total assets at December 31, 2006, 9.9% of total assets at December 31, 2005 and 6.2% of total assets at December 31, 2004. At December 31, 2006, the Bank had four unsecured lines of credit with other correspondent banks totaling $30.0 million to purchase federal funds as business needs dictate. The

Bank had $5.0 million on these lines at year end. Also, in March 2004, the Bank established a $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. We also have a line of credit with FHLB allowing us to borrow up to 45% of the Bank’s total assets as of September 30, 2006 or $318.1 million, $300.3 million of which was outstanding as of such date. The FHLB advance line is collateralized by eligible loan collateral. At December 31, 2006, we had approximately $480.2 million of loans pledged to secure FHLB borrowings.

We had commitments for capital expenditures of $910,000 at December 31, 2006 related to the construction of our branch located in Newport Beach, California, that opened in the first quarter of 2007. At December 31, 2006, we had $685,000 in outstanding commitments to originate or purchase loans compared to $2.2 million and $8.1 million at December 31, 2005 and 2004, respectively.

The Bank’s loan to deposit and borrowing ratio was 91.9%, 94.5% and 96.4% as of December 31, 2006, 2005 and 2004, respectively. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2006, totaled $228.3 million. We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

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

At December 31, 2006 and 2005, the Bank’s leverage capital amounted to $60.7 million and $54.4 million, respectively, and its risk-based capital amounted to $64.1 million and $57.1 million, respectively. As a result, the Bank exceeded the capital levels required to be considered ‘‘well capitalized’’ at that date. Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered ‘‘well capitalized.’’ At December 31, 2006, the Bank’s total risk-based capital, Tier 1 risk-based capital and leverage ratios were 11.55%, 10.94%, and 8.38%, respectively.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes our contractual obligations as of December 31, 2006:

		Payment Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$300,300	$150,300	$150,000	$—	$—
Other borrowings	16,191	16,191	—	—	—
Certificates of deposit	242,688	228,250	8,936	3,574	1,928
Operating leases	6,596	625	1,224	1,271	3,476
Total contractual cash obligations	$565,775	$395,366	$160,160	$4,845	$5,404

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2006:

2006
(in thousands)
Other unused commitments:
Loans to originate	$685
Home equity lines of credit	510
Commercial lines of credit	17,690
Commercial letters of credit	8
Standby letters of credit	165

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

Impact of New Accounting Standards

In December 2004, the FASB SFAS No. 123R which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to SOP 93-6.

The phase-in period for this statement, as amended April 14, 2005 by the SEC, began in the first quarter of 2006. Based on the SEC’s phase-in period, we adopted SFAS No. 123R on January 1, 2006 and account for share-based compensation based on this new pronouncement. We compute compensation expense for stock options using the Black-Scholes valuation model and utilize the modified prospective method under SFAS No. 123R.

In March 2005, the SEC issued SAB No. 107, which provided interpretative guidance on SFAS No. 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance.

In May 2005, FASB issued SFAS No. 154. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

In February 2006, FASB issued SFAS No. 155, an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or operating results.

In March 2006, FASB issued SFAS No. 156. The provisions of this statement require mortgage servicing rights to be initially valued at fair value. SFAS No. 156 also allows servicers to choose one of the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We currently use the amortization method to account for our servicing rights, and we expect to continue this practice after implementing SFAS No. 156. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or operating results.

In June 2006, the FASB issued FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes in an entity’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. It is required that we adopt SFAS No. 157 on January 1, 2008; however Management is evaluating the financial impact and may choose to adopt SFAS No. 157 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 158, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of Staff Accounting Bulletin No. 99 “Materiality”. SAB No. 108 is effective for errors identified during the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008.  It is required that we adopt SFAS No. 159 on January 1, 2008; however Management is evaluating the financial impact and may choose to adopt SFAS No. 159 effective January 1, 2007.

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

As of December 31, 2006 and 2005, the Bank’s Sensitivity Measure, as measured by the OTS, was +25 and +15 basis points, respectively; as a result of a hypothetical 200 basis point instantaneous increase in interest rates. This would correspondingly result in a $940,000 increase for 2006 and a $720,000 increase for 2005, respectively, in the NPV of the Bank.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

The following table show the NPV and projected change in the NPV of the Bank at December 31, 2006, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points (“bp”):

As of December 31, 2006
(dollars in thousands)

						NPV as % of Portfolio
Net Portfolio Value						Value of Assets
Change in Rates		$ Amount	$ Change	% Change	NPV Ratio	% Change (BP)
+300 BP		$67,880	$(1,611)	(2.0)%	9.46%	-1 BP
+200 BP		70,432	940	1.0%	9.72%	25 BP
+100 BP		70,047	555	1.0%	9.61%	13 BP
Static		69,491	—	0.0%	9.47%	—
-100 BP		68,753	(739)	(1.0)%	9.32%	-16 BP
-200 BP		67,625	(1,866)	(3.0)%	9.11%	-36 BP
-300 BP	*

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

Selected Assets and Liabilities which are Interest Rate Sensitive.   The following table provides information regarding the Bank’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2006. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented. All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing
	2007	2008	2009	2010	2011
At December 31, 2006	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Federal Funds	$36,748	$—	$—	$—	$—	$—
Average Interest Rate	4.84%	—	—	—	—	—
Mortgage—Backed Securities
Fixed Rate	$—	$8,512	$—	$—	$2,141	$14,024
Average Interest Rate	—	4.68%	0.00%	—	5.48%	4.97%
Mortgage—Backed Securities
Adjustable Rate	$—	$—	$—		$—	$10,403
Average Interest Rate	—	—	—		—	5.59%
Loans—Fixed Rate	$1,641	$173	$214	$115	$806	$46,116
Average Interest Rate	6.52%	6.35%	7.00%	8.00%	8.24%	7.37%
Loans—Adjustable Rate	$13,215	$14,138	$146	$197	$1,026	$529,832
Average Interest Rate	9.04%	9.59%	8.50%	10.25%	8.98%	7.10%
Selected Liabilities
Interest-bearing transaction accounts	$12,631	$10,105	$8,084	$6,467	$5,174	$20,694
Average Interest Rate	2.78%	2.78%	2.78%	2.78%	2.78%	2.78%
Certificates of Deposits	$227,658	$8,987	$3,523	$913	$330	$686
Average Interest Rate	5.02%	4.17%	4.29%	4.67%	4.83%	4.75%
FHLB Advances	$150,300	$150,000	$—	$—	$—	$—
Average Interest Rate	5.48%	4.94%	—	—	—	—
Lines of Credit and Subordinated Debentures	$21,310	$—	$—	$—	$—	$—
Average Interest Rate	6.43%	—	—	—	—	—

The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ VAVRINEK, TRINE, DAY & CO., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
April 2, 2007

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(dollars in thousands, except share data)

	At December 31,
	2006	2005
ASSETS
Cash and due from banks	$7,028	$10,055
Federal funds sold	10,012	24,000
Cash and cash equivalents	17,040	34,055
Investment securities available for sale	61,816	35,850
Investment securities held to maturity:
Federal Home Loan Bank Stock, at cost	15,328	13,945
Loans held for sale, net	795	456
Loans held for investment, net	604,304	602,937
Accrued interest receivable	3,764	3,007
Foreclosed real estate	138	211
Premises and equipment	8,622	5,984
Current income taxes	130	133
Deferred income taxes	6,992	5,188
Bank owned life insurance	10,344	—
Other assets	1,601	930
TOTAL ASSETS	$730,874	$702,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$33,607	$21,803
Interest bearing	305,842	306,133
Total Deposits	339,449	327,936
Borrowings	316,491	307,835
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,586	6,073
TOTAL LIABILITIES	672,836	652,154
COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.01 par value; 15,000,000 shares authorized; 5,263,488 (2006) and 5,228,438 (2005) shares issued and outstanding	53	53
Additional paid-in capital	67,306	67,161
Accumulated deficit	(8,631)	(16,059)
Accumulated other comprehensive loss, net of tax of $483 (2006) and $428 (2005)	(691)	(613)
TOTAL STOCKHOLDERS’ EQUITY	58,038	50,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,874	$702,696

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2006	2005	2004
INTEREST INCOME:
Loans	$41,294	$31,710	$19,719
Investment securities and other interest-earning assets	2,834	1,997	3,504
Total interest income	44,128	33,707	23,223
INTEREST EXPENSE:
Interest-bearing deposits	11,854	8,333	5,482
Borrowings	14,348	7,616	1,995
Subordinated debentures	801	622	340
Total interest expense	27,003	16,571	7,817
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,125	17,136	15,406
PROVISION FOR LOAN LOSSES	531	349	705
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,594	16,787	14,701
NONINTEREST INCOME:
Loan servicing fee income	1,515	1,541	616
Deposit fee income	514	480	592
Net gain from sale of loans	3,697	590	105
Net gain on Participation Contract and investment securities	—	—	2,368
Other income	789	1,519	565
Total noninterest income	6,515	4,130	4,246
NONINTEREST EXPENSE:
Compensation and benefits	9,231	7,612	6,850
Premises and occupancy	2,327	1,522	1,356
Data processing and communications	385	335	310
Net loss (gain) on foreclosed real estate	39	(14)	(8)
Legal and audit	622	665	879
Marketing expenses	693	382	261
Office and postage expense	372	383	303
Other expense	1,562	1,375	1,283
Total noninterest expense	15,231	12,260	11,234
INCOME BEFORE INCOME TAX PROVISION	7,878	8,657	7,713
INCOME TAX PROVISION	450	1,436	972
NET INCOME	$7,428	$7,221	$6,741
EARNINGS PER SHARE:
Basic earnings per share	$1.41	$1.37	$1.28
Diluted earnings per share	$1.11	$1.08	$1.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,261,897	5,256,906	5,256,334
Diluted	6,684,915	6,658,240	6,622,735

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity
Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Comprehensive Income
Net income				6,741		$6,741	6,741
Unrealized loss on investments, net of tax of $217					(63)	(63)	(63)
Total comprehensive income						$6,678
Exercise of options	3,666		18				18
Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Comprehensive Income
Net income				7,221		$7,221	7,221
Unrealized loss on investments, net of tax of $211					(304)	(304)	(304)
Total comprehensive income						$6,917
Exercise of options	3,750		28				28
Repurchase of common stock	(38,550)		(442)				(442)
Issuance of restricted stock	4,500						48
Share-based compensation expense			11				11
Balance at December 31, 2005	5,228,438	$53	$67,198	$(16,059)	$(613)		$50,579
Comprehensive Income
Net income				7,428		$7,428	7,428
Unrealized loss on investments, net of tax of $55					(78)	(78)	(78)
Total comprehensive income						$7,350
Exercise of stock options	6,500		57				57
Issuance of restricted stock	35,050						400
Share-based compensation expense			122				122
Restricted stock vested		1	(1)				—
Forfeit of restricted stock	(750)						—
Retirement of common stock	(3,000)						(35)
Repurchase of common stock	(2,750)		(33)				(31)
Balance at December 31, 2006	5,263,488	$53	$67,589	$(8,631)	$(691)		$58,320

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,428	$7,221	$6,741
Adjustments to net income:
Depreciation expense	532	344	446
Provision for loan losses	531	349	705
Share-based compensation expense	122	11	—
Loss on sale, provision, and write-down of foreclosed real estate	57	118	66
Loss on sale and disposal on premises and equipment	8	4	21
Net unrealized and realized loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	126	301	333
Gain on sale of loans held for sale	(77)	—	—
Loss on sale of investment securities available for sale	—	—	42
Purchase and origination of loans held for sale	(1,083)	—	—
Proceeds from the sales of and principal payments from loans held for sale	1,749	37	41
Gain on sale of loans held for investment	(3,620)	(590)	(105)
Net accretion on Participation Contract	—	—	(1,964)
Gain on sale and termination of Participation Contract	—	—	(2,410)
Change in current and deferred income tax receivable	(1,801)	(1,660)	(711)
Increase in accrued expenses and other liabilities	513	2,574	1,510
Federal Home Loan Bank stock dividend	(734)	(423)	(90)
Income from bank owned life insurance	(344)	—	—
Increase in accrued interest receivable and other assets	(1,428)	(1,270)	(860)
Net cash provided by operating activities	1,979	7,016	3,765
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	345,015	144,254	75,451
Purchase and origination of loans held for investment	(344,730)	(277,326)	(299,409)
Proceeds from sale and termination of residual assets of Participation Contract	—	—	8,848
Proceeds from Participation Contract	—	—	1,503
Principal payments on securities available for sale	638	—	840
Proceeds from sale of foreclosed real estate	525	259	1,125
Purchase of securities available for sale	(26,808)	—	(5,314)
Proceeds from sale or maturity of securities available for sale	—	—	7,436
Increase in premises and equipment	(3,180)	(1,114)	(381)
Proceeds from sale and disposal of premises and equipment	2	26	—
Purchase of bank owned life insurance	(10,000)	—	—
Purchase of FHLB stock	(649)	(5,133)	(5,869)
Net cash used in investing activities	(39,187)	(139,476)	(215,770)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	11,513	39,049	67,440
(Payment) proceeds from other borrowings	15,191	(17,400)	18,400
Proceeds from FHLB advances	(6,535)	128,835	129,400
Issuance of subordinated debentures	—	—	10,310
Repurchase of common stock	(33)	(442)	—
Proceeds from exercise of stock options	57	28	18
Net cash provided by financing activities	20,193	150,070	225,568
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,015)	18,052	13,563
CASH AND CASH EQUIVALENTS, beginning of year	34,055	16,003	2,440
CASH AND CASH EQUIVALENTS, end of year	$17,040	$34,055	$16,003
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$26,918	$15,783	$7,647
Income taxes paid	$2,076	$2,349	$1,039
NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$1	$—	$—
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers—Loans held for sale from held for investment	$1,223	$—	$—
Loan Transfers—Loans held for investment from held for sale	$279	$—	$—
Transfers from loans to foreclosed real estate	$509	$237	$563

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

The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans. At December 31, 2006, the Bank had five depository branches located in the cities of Costa Mesa, Los Alamitos, San Bernardino, Seal Beach and Huntington Beach and one loan production office located in Pasadena.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2006, $757,000 was allocated to cash reserves required by the Federal Reserve Board for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

Participation Contract—The Participation Contract represented the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the

Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. During 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract and the 1997-2 and 1997-3 components of the Participation Contract were terminated early and the performing assets sold. Thus, the Participation Contract was no longer on the Company’s books at or after December 31, 2004. However, the Company is entitled to 50% of the charge-off recoveries associated with the 1997-2 and 1997-3 components of the Participation Contract. The recoveries from the 1997-2 and 1997-3 components were $171,000 and $1.0 million in the years 2006 and 2005, respectively, and are shown under Other Income.

Loans Held for Sale—Loans held for sale, consisted of the guarantee portion of our SBA loans at December 31, 2006 and of single family loans at December 31, 2005, are carried at the lower of cost or market. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

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

Allowance for Loan Losses—It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry charge-off experience on income property loans and other relevant factors in the area in which the Bank’s lending and real estate activities are based. These factors may affect the borrowers’ ability to pay and the value of the underlying collateral. The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are evaluated on a quarterly basis and are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience. The unallocated allowance is based upon management’s evaluation of various conditions, the effect of which is not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2006, the Bank had $60,000 in a specific allowance on loans 90 days or more past due.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. In the years 2000 and 2001, management deemed it necessary to establish a valuation allowance totaling $11.6 million on the deferred tax assets. With the recapitalization in the year 2002 and the return to profitability, management began to reduce the valuation allowance as it appeared that it was more likely than not that the deferred tax assets would be realized. During 2006, the Company reversed the remaining valuation allowance of $2.4 million, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes. As of December 31, 2006, the valuation allowance was zero.

Bank owned life insurance—Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

Presentation of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Advertising Costs—The Company expenses the costs of advertising in the period incurred.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Comprehensive Income—The Company adopted Statement of Financial Accounting Standard (SFAS) No.130, “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

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

Change in accounting principle—Stock-Based Compensation—Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-based payments,” under the modified prospective method. Accordingly, compensation expense for stock option awards is measured at grant date fair value and amortized over the requisite service period of the award. Compensation expense related to restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period by the straight-line method. The impact of adopting SFAS No. 123R is discussed in Note #12 to the Consolidated Financial Statements.

For the years ended December 31, 2005 and 2004, we accounted for share-based payments in accordance with APB No. 25. Had we recorded compensation expense for our stock option plan consistent with the method of SFAS No. 123, our net income and EPS would have been reduced to the following pro forma amounts:

	2005	2004
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$7,221	$6,741
Stock-based compensation that would have been reported using the fair value method of SFAS 123	—	(418)
Pro forma	$7,221	$6,323
Basic earnings per share:
As reported	$1.37	$1.28
Pro forma	$1.37	$1.20
Diluted earnings per share:
As reported	$1.08	$1.02
Pro forma	$1.08	$0.95

Recent Accounting Pronouncements

In December 2004, the FASB SFAS No. 123R which is a revision to SFAS No. 123, and which addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion (“APB”) No. 25 (“APB No. 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. The statement does not change the accounting in SFAS No. 123, for transactions in which an enterprise exchanges its equity instruments for services of parties other than employees or the accounting for employee stock ownership plans, which are subject to SOP 93-6.

The phase-in period for this statement, as amended April 14, 2005 by the SEC, began in the first quarter of 2006. Based on the SEC’s phase-in period, we adopted SFAS No. 123R on January 1, 2006 and account for share-based compensation based on this new pronouncement. We compute compensation expense for stock options using the Black-Scholes valuation model and utilize the modified prospective method under SFAS No. 123R.

In March 2005, the SEC issued SAB No. 107, which provided interpretative guidance on SFAS No. 123R valuation method assumptions used in valuation models and the interaction of SFAS No. 123R with existing guidance.

In May 2005, FASB issued SFAS No. 154. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154, effective January 1, 2006, did not have a material impact on our financial condition or operating results.

In February 2006, FASB issued SFAS No. 155, an amendment of SFAS No. 133 and SFAS No. 140. The provisions of this statement allow financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new statement also amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition or operating results.

In March 2006, FASB issued SFAS No. 156. The provisions of this statement require mortgage servicing rights to be initially valued at fair value. SFAS No. 156 also allows servicers to choose one of the following measurement methods subsequent to the initial fair value measurement: (1) the “fair-value-measurement method”, which measures servicing rights at fair value at each reporting date, with changes in fair value reported in earnings or (2) the “amortization method”, which allows continued amortization of servicing rights over the period of estimated net servicing income or loss, consistent with the existing requirements of SFAS No. 140. The provisions of this standard are effective as of the beginning of our fiscal year 2007. We currently use the amortization method to account for our servicing rights, and we expect to continue this practice after implementing SFAS No. 156. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition or operating results.

In June 2006, the FASB issued FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes in an entity’s financial statements, in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We do not expect FIN No. 48, which is effective for fiscal years beginning after December 15, 2006, to have a material impact on our financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. It is required that we adopt SFAS No. 157 on January 1, 2008; however Management is evaluating the financial impact and may choose to adopt SFAS No. 157 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 158, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The standard will make it easier for investors, employees, retirees and others to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. Specifically, SFAS No. 158 requires an employer to (a) recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The adoption of SFAS No. 158 did not have a material impact on our financial condition or operating results. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of December 31, 2006.

In September 2006, the SEC staff issued SAB No. 108, which expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 was issued primarily to address diversity in the practice of quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This new guidance applies when uncorrected misstatements affect the current year. To eliminate diversity in practice, SAB No. 108 requires registrants to quantify misstatements using both the rollover and iron curtain methods, and then determine if either method results in a material error, as quantified in the existing guidance of Staff Accounting Bulletin No. 99 “Materiality”. SAB No. 108 is effective for errors identified during the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to report selected financial assets and liabilities at fair value. This statement requires companies to display on the face of the balance sheet the fair value of those assets and liabilities for which they have chosen to use fair value. This standard also requires companies to provide additional information that will help investors and other users of financial statements to easily understand the effect on earnings of a company’s choice to use fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of our fiscal year beginning January 1, 2008. It is required that we adopt SFAS No. 159 on January 1, 2008; however Management is evaluating the financial impact and may choose to adopt SFAS No. 159 effective January 1, 2007.

Reclassifications—Certain amounts reflected in the 2005 and 2004 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2006. These classifications are of a normal recurring nature. The following table reflects the reclassification on the Company’s consolidated balance sheet of restricted shares issued from other assets to additional paid-in capital.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Other assets	$930	$967	$(37)
All other assets	701,766	701,766	—
TOTAL ASSETS	$702,696	$702,733	$(37)
Additional paid-in capital	$67,161	$67,198	$(37)
All other equity items	(16,619)	(16,619)	—
TOTAL STOCKHOLDERS’ EQUITY	$50,542	$50,579	$(37)

The following tables reflect the reclassification on the Company’s consolidated statement of stockholders’ equity of restricted shares issued from repurchase of common stock to issuance of restricted stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
Common Stock Shares	December 31, 2005	December 31, 2005	Change
Repurchase of common stock	(38,550)	(34,050)	(4,500)
Issuance of restricted stock	4,500	—	4,500
Exercise of stock options	3,750	3,750	—
Total activity	(30,300)	(30,300)	—

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
Common Stock Amount	December 31, 2005	December 31, 2005	Change
Repurchase of common stock	(442)	(394)	(48)
Share-based compensation expense	11	—	11
Exercise of stock options	28	28	0
Total activity	(403)	(366)	(37)

The following table reflects the reclassification on the statement of Company’s cash flows of repurchase of common stock from net cash used in investing activities to net cash provided by operating activities and share-based compensation expense and increase in accrued interest and other assets from repurchase of common stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Share-based compensation expense	$11	$—	$11
Increase in accrued interest receivable and other assets	(1,270)	(1,307)	37
All other operating activities	7,016	6,968	48
Net cash provided by operating activities	$6,574	$6,968	$(394)
Repurchase of common stock	$—	$(394)	$394
All other investing activities	(139,034)	(139,034)	—
Net cash used in investing activities	$(139,034)	$(139,428)	$394
Repurchase of common stock	$(442)	—	(442)
All other financing activities	150,512	150,512	—
Net cash used in financing activities	150,070	150,512	(442)

The following table reflects the reclassification on the Corporation’s balance sheet of the issuance of restricted stock from accrued expenses and other liabilities to total stockholders’ equity.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Accrued expenses and other liabilities	$345	$308	$37
All other liabilities	10,310	10,310	—
TOTAL LIABILITIES	$10,655	$10,618	$37
TOTAL STOCKHOLDERS’ EQUITY	$50,542	$50,579	$(37)

The following table reflects the reclassification on the statement of Corporation’s cash flows of repurchase of common stock from net cash used in financing activities to net cash provided by operating activities and share-based compensation expense and increase (decrease) in accrued expenses and other liabilities from repurchase of common stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Share-based compensation expense	$11	$—	$11
Increase (decrease) in accrued expenses and other liabilities	91	54	37
All other operating activities	226	226	—
Net cash provided by operating activities	$328	$280	$48
Purchase of common stock	$(442)	$(394)	$(48)
All other financing activities	28	28	—
Net cash used in financing activities	$(414)	$(366)	$(48)

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

As of the most recent formal notification form the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006	(dollars in thousands)
Total Capital (to risk-weighted assets)	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Tier 1 Capital (to adjusted tangible assets)	60,747	8.38%	29,012	4.00%	36,265	5.00%
Tier 1 Capital (to risk-weighted assets)	60,747	10.94%	22,203	4.00%	33,305	6.00%
	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005	(dollars in thousands)
Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	—	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816
Securities held to maturity:
FHLB Stock	$15,328	$—	$—	$15,328
Total securities held to maturity	$15,328	$—	$—	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

	December 31, 2005
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$9,171	$—	$(112)	$9,059
Mutual Funds	27,719	—	(928)	26,791
Total securities available for sale	$36,890	$—	$(1,040)	$35,850
Securities held to maturity:
FHLB Stock	$13,945	$—	$—	$13,945
Total securities held to maturity	$13,945	$—	$—	$13,945
Total securities	$50,835	$—	$(1,040)	$49,795

The weighted average interest rates on total investment securities were 4.98% and 4.05% at December 31, 2006 and 2005, respectively.

At December 31, 2006, $35.1 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, $26.8 million in mutual funds are redeemable with a one-day notice unless pledged for borrowings and the FHLB stock is redeemable five years after FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption. At December 31, 2006, the mutual funds were pledged as collateral on a credit line.

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2006. The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred. If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.

	December 31, 2006
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Mortgage-backed securities	$21,006	$(113)	$8,512	$(89)	$29,518	$(202)
Mutual Funds	—	—	26,735	(984)	26,735	(984)
Total	$21,006	$(113)	$35,247	$(1,073)	$56,253	$(1,186)

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	December 31, 2005
	Less than 12 months		12 months or Longer		Total
	Gross Unrealized Fair Value	Gross Unrealized Holding Losses	Gross Unrealized Fair Value	Holding Losses	Fair Value	Holding Losses
	(in thousands)
Mortgage-backed securities	$—	$—	$9,059	$(112)	$9,059	$(112)
Mutual Funds	—	—	26,791	(928)	26,791	(928)
Total	$—	$—	$35,850	$(1,040)	$35,850	$(1,040)

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2006	2005
	(in thousands)
Real estate
Residential:
One-to-four family	$12,825	$16,079
Multi-family	357,275	459,714
Commercial	169,752	123,364
Other loans:
Loans secured by deposit accounts	20	—
Commercial owner occupied	39,629	2,062
Commercial and industrial	22,762	3,248
SBA	4,517	—
Unsecured consumer loans	43	27
Total gross loans held for investment	606,823	604,494
Plus (less):
Deferred loan origination costs-net	1,125	1,618
Discounts	(101)	(125)
Allowance for estimated loan losses	(3,543)	(3,050)
Loans held for investment, net	$604,304	$602,937

From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower’s ability to repay may be impacted by economic factors in the region.

The following summarizes activity in the allowance for loan losses for the year ended December 31:

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$3,050	$2,626	$1,984
Provision for loan losses	531	349	705
Recoveries	228	291	337
Charge-offs	(266)	(216)	(400)
Balance, end of year	$3,543	$3,050	$2,626

It is the Bank’s policy not to accrue interest on loans 90 days or more past due. The Company had nonaccrual and nonperforming loans at December 31, 2006, 2005, and 2004 of $634,000, $1.7 million, and $2.4 million, respectively.  If such loans had been performing in accordance with their original terms, the Bank would have recorded additional loan interest income of $106,000, $310,000 and $317,000 for a total of $41.4 million, $32.0 million, and $20.0 million, respectively, instead of loan interest income actually recognized of $41.3 million, $31.7 million, and $19.7 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

The following summarizes information related to the Bank’s impaired loans at December 31:

	2006	2005	2004
	(in thousands)
Total impaired loans	$659	$1,750	$2,258
Related general reserves on impaired loans	73	60	85
Related specific reserves on impaired loans	60	291	299
Average impaired loans for the year	889	1,657	2,216
Total interest income recognized on impaired loans	43	82	120

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of $9.7 million at December 31, 2006. At December 31, 2006, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $8.7 million.

Total loans and participations serviced for others were $96.6 million and $44.9 million as of December 31, 2006 and 2005, respectively.

The Bank made two loans to the partnership of McKennon Wilson & Morgan LLP in March of 2006. One loan is a fixed rate commercial loan at the rate of 7.00% and the other is a commercial line of credit with a variable rate of Prime + 75 basis points (9.00% as December 31, 2006). The balances of the loans were $67,000 and $175,000, respectively, as of December 31, 2006. Both loans were made at terms that were available to the general public at the time of origination. It is the belief of management that these loans neither involve more than the normal risk of collectability nor present other unfavorable features. There were no loans to or activity with directors and executive officers during the year ended December 31, 2005.   The following table shows the activity of loans to Officers and Directors for the date specified:

2006
Balance, beginning of year	$—
Originations / advances	555
Principal payments	313
Balance, end of year	$242

5. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2006	2005
	(in thousands)
Land	$1,410	$1,410
Premises	5,452	4,338
Leasehold improvements	1,246	1,146
Furniture, fixtures and equipment	3,688	2,343
Automobiles	82	25
Subtotal	11,878	9,262
Less: accumulated depreciation	(3,256)	(3,278)
Total	$8,622	$5,984

Depreciation expense was $532,000, $344,000, and $446,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Foreclosed Real Estate

The following summarizes the activity in the real estate owned, net of the allowance, for the years ended December 31:

	2006	2005
	(in thousands)
Balance, beginning of year	$211	$351
Additions—foreclosures	509	237
Sales	(525)	(259)
Write downs	(57)	(118)
Balance, end of year	$138	$211

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2006 Balance	Weighted Average Interest Rate	2005 Balance	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Checking accounts:
Noninterest-bearing	$33,607	0.00%	$21,803	0.00%
Interest-bearing	21,654	1.41%	24,248	1.16%
Passbook accounts	2,109	0.75%	3,410	0.23%
Money market accounts	39,391	3.64%	32,355	2.96%
Total transaction accounts	96,761	1.55%	81,816	1.55%
Certificate accounts:
Under $100,000	122,830	4.88%	117,822	3.72%
$100,000 and over	119,858	5.07%	128,298	3.72%
Total certificate accounts	242,688	4.97%	246,120	3.72%
Total Deposits	$339,449	4.07%	$327,936	3.17%

The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

	2006	2005
	(in thousands)
Within one year	$228,250	$219,857
One to two years	8,936	15,549
Two to three years	3,574	6,067
Three to four years	913	3,023
Four to five years	328	888
Thereafter	687	736
	$242,688	$246,120

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2006	2005	2004
	(in thousands)
Checking accounts	$241	$307	$327
Passbook accounts	14	9	12
Money market accounts	1,415	869	473
Certificate accounts	10,184	7,148	4,670
	$11,854	$8,333	$5,482

8. Advances from Federal Home Loan Bank and Other Borrowings

The Bank had $300.3 million and $296.8 million borrowings with the FHLB at of December 31, 2006 and 2005, respectively. Advances from the FHLB and/or the line of credit are collateralized by certain real estate loans with an aggregate principal balance of $480.2 million and $456.3 million, and FHLB stock of $15.3 million and $13.9 million at December 31, 2006 and 2005, respectively.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Average balance outstanding	$297,441	$234,243	$95,601
Maximum amount outstanding at any month-end during the year	319,200	296,835	178,000
Balance outstanding at end of year	300,300	296,835	178,000
Weighted average interest rate during the year	4.79%	3.12%	1.99%

The maturities of FHLB advances are as follows:

	December 31, 2006
	Amount	Weighted Average Interest Rate
	(dollars in thousands)
Due in one year	$150,300	5.48%
Due in two years	150,000	4.94%
	$300,300

In March 2004, the Bank established a $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. At December 31, 2006, the Bank had borrowed $10.0 million against the line. In addition, the Bank has established a credit facility, secured by the mutual funds pledged to Pershing LLC. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current federal funds rate plus 75 basis points. The Bank had borrowed $1.0 million and $1.0 million against the line as of December 31, 2006 and 2005, respectively.

At December 31, 2006, the Bank had unsecured lines of credit with four banks for a total amount of $30.0 million. Total borrowings against these lines were $5.0 million at December 31, 2006 and $10.0 million at December 31, 2005. The following summarizes activities in other borrowings:

	Year Ended December 31,
	2006	2005
	(dollars in thousands)
Average balance outstanding	$1,833	$9,870
Maximum amount outstanding at any month-end during the year	16,191	35,500
Balance outstanding at end of year	16,191	11,000
Weighted average interest rate during the year	5.86%	3.16%

9. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware. The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034. Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 8.12% and 6.90% as of December 31, 2006 and 2005, respectively. The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par. The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance. The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I. The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering. The Corporation contributed $5.0 million of the proceeds of the Debt Securities offering to the Bank as additional capital to support the planned growth of the Bank.

10. Income Taxes

Income taxes for the year ended December 31 consisted of the following:

	2006	2005	2004
	(in thousands)
Current tax provision:
Federal	$2,419	$2,380	$823
State	(220)	560	455
Total current tax provision	2,199	2,940	1,278
Deferred tax benefit:
Federal	(1,799)	(1,090)	(276)
State	50	(414)	(30)
Total deferred tax benefit	(1,749)	(1,504)	(306)
Total income tax provision	$450	$1,436	$972

A reconciliation from statutory federal income taxes to the Company’s effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2006	2005	2004
	(in thousands)
Statutory federal taxes	$2,447	$2,680	$2,360
State taxes, net of federal income tax benefit	638	680	771
Change in valuation allowance	(2,424)	(1,605)	(1,426)
Other	(211)	(319)	(733)
Total	$450	$1,436	$972

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses	$111	$91
Depreciation	263	284
Net operating loss	5,940	6,358
Allowance for loan losses	1,592	1,368
Loans held for sale	—	13
Unrealized losses on available for sale securities	483	428
Other	57	94
Total deferred tax assets	8,446	8,636
Deferred tax liabilities:
State taxes	(146)	(163)
Federal Home Loan Bank Stock	(939)	(587)
Restricted stock	(136)	—
Other	(233)	(274)
Total deferred tax liabilities	(1,454)	(1,024)
Total deferred tax	6,992	7,612
Less valuation allowance	—	(2,424)
Net deferred tax asset	$6,992	$5,188

At December 31, 2006, there was no valuation allowance against the net operating loss deferred tax asset. The Company has a net operating loss carryforward of approximately $15.4 million for federal income tax purposes which expires in 2023. In addition, the Bank has a net operating loss carryforward of approximately $6.0 million for state franchise tax purposes, which expires in 2013. With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382. Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date. The ownership change reduced the Federal and State net operating loss carryforward by $5.8 million and $3.3 million, respectively. The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

11. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings—In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans. The Bank’s motion for dismissal due to limitations was denied by the trial court without comment in 2005 and our motion to dismiss due to federal preemption of state law because the Bank is a federal savings bank was denied in August 2006. The lawsuit is now in the preliminary phase of discovery. The Company intends to appeal the trial court’s ruling on the limitations as the loans in questions were originated no later than 1997 and Missouri has a six year statute of limitations.

The Company and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

Lease Commitments—The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007. The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2007	$625
2008	603
2009	621
2010	629
2011	642
Thereafter	3,476
$6,596

Rental expense under all operating leases totaled $677,000, $429,000, and $274,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

12. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the 401(k) Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation. In 2004, 2005 and 2006, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  The amounts of contributions made to the 401(k) Plan by the Bank were approximately $155,000, $143,000, and $138,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the Plan)—The Plan was approved by the Shareholders in May 2004. The Plan authorizes the granting of options equal to 525,500 shares of the common stock for issuances to executives, key employees, officers, and directors. The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted. Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005 the Company chose to accelerate the vesting on all outstanding options. The following is a summary of activity in the Company’s 2000 Stock Option Plan and the Company’s 2004 Stock Option Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

The total intrinsic value of options exercised in 2006 was $39,000. The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 6.5 years and $1.6 million at December 31, 2006.

	2006		2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Options outstanding at the beginning of the year	376,147	$11.43	387,347	$11.40	183,122	$10.86
Granted	—	—	—	—	212,225	11.69
Exercised	(6,500)	8.79	(3,750)	7.44	(3,666)	5.05
Forfeited & Expired	(34,422)	13.65	(7,450)	11.70	(4,334)	6.93
Options outstanding at the end of the year	335,225	$11.26	376,147	$11.43	387,347	$11.40
Options exercisable at the end of the year	335,225		376,147		276,750
Weighted average remaining contractual life of options outstanding at end of year	6.5 Years		7.1 Years		8.6 Years

The fair value of options granted under the 2004 Option Plan and 2000 Option Plan during 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used: no dividend yield for any year, volatility rate of 44.70%, risk-free interest rate of 4.51%, and expected average lives of 10 years. In 2004, options were granted at an average exercise price of $11.69 per share, with an average fair market value at date of grant of $7.38 per share. There were no options granted in 2005 or 2006.

During 2006 restricted stock awards were granted for 35,050 shares of Pacific Premier Bancorp, Inc. Common Stock. These shares vest with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company. Compensation expense relating to these grants was $122,000 in 2006 and $11,000 in 2005.  At December 31, 2006, restricted stock awards for 34,300 shares of Pacific Premier Bancorp, Inc. Common Stock remained outstanding. The table below summarizes the Restricted Stock award activity.

	2006
Restricted stock awards	Shares	Weighted Average Grant Price
Outstanding unvested grants at January 1, 2006	4,500	$10.74
Share obligations assumed through acquisition	—	—
Granted	35,050	11.70
Vested	(1,500)	10.74
Cancelled	(3,750)	11.73
Outstanding unvested grants at December 31, 2006	34,300	$11.62

2005
	Shares	Weighted Average Grant Price
Outstanding unvested grants at January 1, 2005	—	$—
Share obligations assumed through acquisition	—	—
Granted	4,500	10.74
Vested	—	—
Cancelled	—	—
Outstanding unvested grants at December 31, 2005	4,500	$10.74

Salary Continuation Plan—The Bank implemented in 2006 a non-qualified supplemental retirement plan for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amount expensed in 2006 under this plan amounted to $74,000. As of December 31, 2006, $74,000 was recorded in other liabilities on the consolidated statements of condition for this plan. The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2006.

Long-Term Care Insurance Plan—The Bank implemented in September 2006 a Long-Term Care Insurance Plan for the executive officers and directors of the Bank. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest. The expense for 2006 was $7,000 for this plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the plan. As of December 31, 2006, the liability for the plan was $8,000 and the expense for 2006 was $8,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The Company’s commitments to extend credit at December 31, 2006 and 2005 totaled $18.9 million and $2.2 million, respectively. In addition to these commitments, the Company had commercial and standby letters of credit of $8,000 and $165,000, respectively at December 31, 2006 and zero and $50,000, respectively, at December 31, 2005.

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

	At December 31, 2006
	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$17,040	$17,040
Securities available for sale	61,816	61,816
FHLB Stock, at cost	15,328	15,328
Loans held for sale, net	795	795
Loans held for investment, net	604,304	608,525
Accrued interest receivable	3,764	3,764
Liabilities:
Deposit accounts	339,449	329,311
FHLB Advances	300,300	299,467
Other Borrowings	16,191	16,191
Subordinated debentures	10,310	10,232
Accrued interest payable	1,443	1,443

	At December 31, 2005
	Carrying Amount	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,055	$34,055
Securities available for sale	35,850	35,850
FHLB Stock, at cost	13,945	13,945
Participation Contract	—	—
Loans held for sale, net	456	456
Loans held for investment, net	602,937	609,723
Accrued interest receivable	3,007	3,007
Liabilities:
Deposit accounts	327,936	323,267
FHLB Advances	296,835	296,473
Other Borrowings	11,000	11,000
Subordinated debentures	10,310	12,007
Accrued interest payable	1,238	1,238

Cash and Cash Equivalents—The carrying amount approximates fair value.

Securities Available for Sale—Fair values are based on quoted market prices.

FHLB Stock—The carrying value approximates the fair value based upon the redemption provisions of the stock.

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

Subordinated Debentures—The fair value of subordinated debentures is estimated by discounting the balance by the current 3 month LIBOR rate plus the current market spread. The fair value is determined assuming that we will call them on their next callable date.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005.

15. Earnings Per Share

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below. Excluded from the diluted earnings per share calculation were options of 81,725, 93,897, and 110,597 for the years ended December 31, 2006, 2005, and 2004, as the exercise price exceeded the stock price at the end of the period.

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2006:
Net income applicable to earnings per share	$7,428
Basic earnings per share
Income available to common stockholders	7,428	5,261,897	$1.41
Effect of dilutive securities
Warrants and stock option plans	—	1,423,018
Diluted earnings per share
Income available to common stockholders	$7,428	6,684,915	$1.11

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2005:
Net income applicable to earnings per share	$7,221
Basic earnings per share
Income available to common stockholders	7,221	5,256,906	$1.37
Effect of dilutive securities
Warrants and stock option plans		1,401,334
Diluted earnings per share
Income available to common stockholders	$7,221	6,658,240	$1.08

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2004:
Net income applicable to earnings per share	$6,741
Basic earnings per share
Income available to common stockholders	6,741	5,256,334	$1.28
Effect of dilutive securities
Warrants and stock option plans		1,366,401
Diluted earnings per share
Income available to common stockholders	$6,741	6,622,735	$1.02

16. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF FINANCIAL CONDITION

	At December 31,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$2,245	$2,463
Loans held for investment	—	61
Investment in subsidiaries	61,578	55,205
Income Tax Receivable	130	133
Deferred income taxes	4,441	3,004
Other assets	324	331
Total Assets	$68,718	$61,197
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	370	345
Total Liabilities	10,577	10,618
Total Stockholders’ Equity	58,038	50,542
Total Liabilities and Stockholders’ Equity	$68,718	$61,197

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF OPERATIONS:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Income:
Interest Income	$75	$80	$2,102
Noninterest Income	173	1,262	2,654
Total income	248	1,342	4,756
Expense:
Interest Expense	801	622	340
Noninterest Expense	436	436	844
Total expense	1,237	1,058	1,184
(Loss) Income Before Income Tax Provision	(989)	284	3,572
Income (Benefit) Tax Provision	(1,966)	(470)	66
Net income (parent only)	977	754	3,506
Equity In Net Earnings Of Subsidiaries	6,451	6,467	3,235
Net income	$7,428	$7,221	$6,741

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,428	$7,221	$6,741
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Share-based compensation expense	122	11	—
Gain on sale of Participation Contract	—	—	(2,410)
Net accretion on Participation Contract	—	—	(1,964)
Equity in net earnings of subsidiaries	(6,451)	(6,467)	(3,235)
Increase (decrease) in accrued expenses and other liabilities	25	91	(335)
Increase in current and deferred taxes	(1,434)	(554)	(233)
Decrease (increase) in other assets	7	26	(343)
Net cash (used in) provided by operating activities	(303)	328	(1,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	(19,000)
Proceeds from sale and principal payments on loans held for investment	61	167	26
Purchase and origination of loans held for investment	—	(61)	—
Proceeds from Participation Contract	—	—	1,503
Proceeds from sale of Participation Contract	—	—	8,848
Net cash provided by (used in) investing activities	61	106	(8,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(33)	(442)	—
Proceeds from exercise of stock options	57	28	18
Proceeds from issuance of subordinated debentures	—	—	10,310
Net cash provided by (used in) financing activities	24	(414)	10,328
Net (Decrease) Increase In Cash And Cash Equivalents	(218)	20	(74)
Cash And Cash Equivalents, Beginning Of Year	2,463	2,443	2,517
Cash And Cash Equivalents, End Of Year	$2,245	$2,463	$2,443

17. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2006
Interest income	$10,374	$10,736	$11,336	$11,683
Interest expense	5,755	6,505	7,250	7,494
Provision for estimated loan losses	—	104	—	427
Noninterest income	946	1,220	2,185	2,163
Noninterest expense	3,674	3,738	3,922	3,896
Income tax provision (benefit)	151	(1,298)	845	752
Net income	$1,740	$2,907	$1,504	$1,277
Earnings per share:
Basic	$0.33	$0.55	$0.29	$0.24
Diluted	$0.26	$0.43	$0.23	$0.19
2005
Interest income	$7,207	$8,061	$8,740	$9,699
Interest expense	3,081	3,809	4,432	5,249
Provision for estimated loan losses	145	90	56	58
Noninterest income	626	1,280	1,056	1,168
Noninterest expense	2,817	2,887	3,077	3,479
Income tax provision	156	502	398	380
Net income	$1,634	$2,053	$1,833	$1,701
Earnings per share:
Basic	$0.31	$0.39	$0.35	$0.32
Diluted	$0.24	$0.31	$0.27	$0.25

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer along with its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Company’s President and Chief Executive Officer along with its Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting the Company to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION.

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item with respect to the Company’s directors, executive officers, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Transactions with Certain Related Persons” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2007 (“Proxy Statement”).

The information regarding our Audit Committee, including our audit committee financial expert, and our director nomination process is incorporated herein by reference to all information under the caption entitled “Audit Committee Financial Expertise” included in our Proxy Statement.

The Company adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Our Code of Ethics is available on our Internet website at www.ppbi.net. The Company intends to disclose future amendments to, or waivers from, the provisions of its Code of Ethics that apply to the specified officers or persons performing similar functions on its website within five business days following the date of any such amendment or waiver.

ITEM 11.         EXECUTIVE COMPENSATION

The information relating to executive compensation and directors’ compensation is incorporated herein by reference to the information under the caption “Executive Compensation” included in our Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Security Ownership of Directors and Executive Officers” included in our Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006, with respect to options outstanding and available under the Company’s 2000 Stock Option Plan and the Company’s 2004 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2000 & 2004 Stock Option Plans	371,025	$11.29	342,759
Equity compensation plans not approved by security holders:	—	—	—
Total Equity Compensation plans	371,025	$11.29	342,759

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information under the captions “Corporate Governance” and “Related Transactions and Other Matters” included in our Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated herein by reference to the information under the caption “Item 2. Ratification of Appointment of Independent Auditors” included in our Proxy.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this report.

(1)          The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

(2)          All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)          The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc.(1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc.(3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended.(1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.(4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc.(5)
4.3	Indenture from PPBI Trust I.(8)

10.1	2000 Stock Incentive Plan.(6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999.(7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001.(5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated January 2, 2004.(9)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004.(9)*
10.7	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002.(2)
10.8	Amended and Restated Declaration of Trust from PPBI Trust I.(8)
10.9	Guarantee Agreement from PPBI Trust I.(8)
10.10	2004 Stock Incentive Plan.(10)*
10.11	Salary Continuation Agreements between Pacific Premier Bank and Messrs. Gardner and Shindler.(11)*
10.12	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan Agreement.
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

(6)          Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.

(7)          Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.

(8)          Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.

(9)          Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 15, 2004.

(10) Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.

(11) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.

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
DATED: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN R. GARDNER	President and Chief Executive	April 2, 2007
Steven R. Gardner	Officer (principal executive officer)
/s/ JOHN SHINDLER	Executive Vice President and	April 2, 2007
John Shindler	Chief Financial Officer (principal financial and accounting officer)
/s/ RONALD G. SKIPPER	Chairman of the Board of	April 2, 2007
Ronald G. Skipper	Directors
/s/ JOHN D. GODDARD	Director	April 2, 2007
John D. Goddard
/s/ MICHAEL L. MCKENNON	Director	April 2, 2007
Michael L. McKennon
/s/ KENNETH BOUDREAU	Director	April 2, 2007
Kenneth Boudreau
/s/ JEFF C. JONES	Director	April 2, 2007
Jeff C. Jones