Form 10-K/A
PACIFIC PREMIER BANCORP INC
filed 2007-04-04
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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
----------------
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None
----------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [__] No [X]

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
Large accelerated filer [__]  Accelerated filer [__]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

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

As of March 30, 2007, the Registrant had 5,213,488 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Pacific Premier Bancorp, Inc. ("Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007("Original Filing") in order to correct three amounts in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) and amend the Consent of Independent Registered Public Accounting Firm as requested by the Company's Independent Registered Public Accounting Firm.

The three changes in the MD&A occur under the heading “Comparison of Financial Condition at December 31, 2006 and December 31, 2005” and are as follows:

The sentence originally presented as ‘Total assets of the Company were $731.1 million as of December 31, 2006, compared to $702.7 million as of December 31, 2005.’ now reads as, ‘Total assets of the Company were $730.9 million as of December 31, 2006, compared to $702.7 million as of December 31, 2005.’

The sentence originally presented as ‘The $28.4 million, or 4.0%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, and an increase in securities available for sale of $26.0 million, partially offset by a decrease in federal funds sold of $14.0 million.’ now reads as, ‘The $28.2 million, or 4.0%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, and an increase in securities available for sale of $26.0 million, partially offset by a decrease in federal funds sold of $14.0 million.’

The sentence originally presented as ‘At December 31, 2006 and 2005, our stockholders’ equity amounted to $58.3 million and $50.6 million, respectively.’ now reads as, ‘At December 31, 2006 and 2005, our stockholders’ equity amounted to $58.3 million and $50.5 million, respectively.’

This Amendment No. 1 on Form 10-K/A does not modify or update in any way the Original Filing other than as described above.

PART II

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
	For the Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents (1)	$602	$126	20.93%	$509	$53	10.41%	$4,096	$57	1.39%
Federal funds sold	1,123	54	4.84%	575	20	3.50%	621	7	1.13%
Participation Contract	-	-	0.00%	-	-	0.00%	2,367	1,965	83.02%
Investment securities (2)	53,519	2,654	4.96%	47,564	1,924	4.05%	43,896	1,475	3.36%
Loans receivable, net (3)	607,439	41,294	6.80%	546,426	31,710	5.80%	351,968	19,719	5.60%
Total interest-earning assets	662,683	44,128	6.66%	595,074	33,707	5.66%	402,948	23,223	5.76%
Noninterest-earning assets	31,893			16,967			14,630
Total assets	$694,576			$612,041			$417,578
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$91,169	1,669	1.83%	$80,273	1,185	1.48%	$73,818	812	1.10%
Certificate accounts	231,420	10,185	4.40%	224,546	7,148	3.18%	189,021	4,670	2.47%
Total interest-bearing deposits	322,589	11,854	3.67%	304,819	8,333	2.73%	262,839	5,482	2.09%

FHLB advances and other borrowings	299,274	14,348	4.79%	244,113	7,616	3.12%	102,258	1,995	1.95%
Subordinated debentures	10,310	801	7.77%	10,310	622	6.03%	7,939	340	4.28%
Total interest-bearing liabilities	632,173	27,003	4.27%	559,242	16,571	2.96%	373,036	7,817	2.10%

Noninterest-bearing liabilities	7,253			5,187			3,358
Total liabilities	639,426			564,429			376,394
Stockholders' equity	55,150			47,612			41,184
Total liabilities and equity	$694,576			$612,041			$417,578
Net interest income		$17,125			$17,136			$15,406
Net interest rate spread (4)			2.39%			2.70%			3.66%
Net interest margin (5)			2.58%			2.88%			3.82%
Ratio of interest-earning assets to interest-bearing liabilities			104.83%			106.41%			108.02%
----------
(1)	Includes interest on float from cash disbursements.
(2)	Includes unamortized discounts and premiums.
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

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Compared to			Compared to
	Year Ended December 31, 2005			Year Ended December 31, 2004
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$11	$62	$73	$(88)	$84	$(4)
Federal funds sold	25	9	34	-	13	13
Investment securities	260	470	730	131	318	449
Participation Contract	-	-	-	(1,965)	-	(1,965)
Loans receivable, net	3,780	5,804	9,584	11,261	730	11,991
Total interest-earning assets	4,076	6,345	10,421	9,339	1,145	10,484

Interest-bearing liabilities:
Transaction accounts	175	309	484	76	297	373
Certificate accounts	208	2,829	3,037	978	1,500	2,478
FHLB advances and other borrowings	1,996	4,736	6,732	3,926	1,695	5,621
Subordinated debentures	-	179	179	119	163	282
Total interest-bearing liabilities	2,379	8,053	10,432	5,099	3,655	8,754

Changes in net interest income	$1,697	$(1,708)	$(11)	$4,240	$(2,510)	$1,730

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets of the Company were $730.9 million as of December 31, 2006, compared to $702.7 million as of December 31, 2005. The $28.2 million, or 4.0%, increase in total assets is primarily due to the purchase of $10.0 million of Bank Owned Life Insurance (“BOLI”) at the end of March 2006, and an increase in securities available for sale of $26.0 million, partially offset by a decrease in federal funds sold of $14.0 million.

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

At December 31, 2006 and 2005, our stockholders’ equity amounted to $58.3 million and $50.5 million, respectively. The increase in stockholders’ equity was due primarily to $7.4 million of net income for the year ended December 31, 2006.

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

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes our contractual obligations as of December 31, 2006:

		Payment Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$300,300	$150,300	$150,000	$-	$-
Other borrowings	16,191	16,191	-	-	-
Subordinated debentures	10,310	-	-	-	10,310
Certificates of deposit	242,688	228,250	8,936	3,574	1,928
Operating leases	6,596	625	1,224	1,271	3,476
Total contractual cash obligations	$576,085	$395,366	$160,160	$4,845	$15,714

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2006:

2006
(in thousands)
Other unused commitments:
Loans to originate	$685
Home equity lines of credit	510
Commercial lines of credit	17,690
Commercial letters of credit	8
Standby letters of credit	165
Total commitments	$19,058

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999. (7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated January 2, 2004. (9)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004. (9)*
10.7	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002. (2)
10.8	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.9	Guarantee Agreement from PPBI Trust I. (8)
10.10	2004 Stock Incentive Plan. (10)*
10.11	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (12)*
10.12	Salary Continuation Agreements between Pacific Premier Bank and John Shindler. (12)*
10.13	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (12)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (12)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 15, 2004.
(10)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2007.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By: /s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer
DATED: April 4, 2007