Form 10-K/A
PACIFIC PREMIER BANCORP INC
filed 2007-04-26
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 2

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

As of March 30, 2007, the Registrant had 5,213,488 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Pacific Premier Bancorp, Inc. ("Company") is filing this Amendment No. 2 on Form 10-K/A to amend its Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007("Original Filing") in order to correct two amounts in Item 8, Financial Statements and Supplementary Data.
The three changes in the Financial Statements and Supplementary Data occur as follows:

In the table entitled, “PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES - CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION”, under the heading, ‘Common stock, $.01 par value; 15,000,000 shares authorized; 5,263,488 (2006) and 5,228,438 (2005) shares issued and outstanding’, the amount originally stated for December 31, 2006 as $53 now reads as $54.

The table entitled, “PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES - CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME”, changed to reflect the 2005 reclasses and the correct number for 2006. The December 31, 2006 ‘Total Stockholders’ Equity’ originally presented as $58,320 now reads as $58,038.

In ‘ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - 12. Benefit Plans’, the statement which read as, “Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the plan. As of December 31, 2006, the liability for the plan was $8,000 and the expense for 2006 was $8,000.’ now reads as, “Directors’ Deferred Compensation Plan -- The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. In addition, for those directors who opt out of the Long-Term Care Insurance Plan, the deferred compensation plan allows the equivalent of the insurance premium to be credited to the director’s deferred compensation account. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the plan. As of December 31, 2006, the liability for the plan was $12,000 and the expense for 2006 was under $1,000.”

This Amendment No. 2 on Form 10-K/A does not modify or update in any way the Original Filing other than as described above.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Premier Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
April 2, 2007

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	At December 31,
	2006	2005
ASSETS
Cash and due from banks	$7,028	$10,055
Federal funds sold	10,012	24,000
Cash and cash equivalents	17,040	34,055
Investment securities available for sale	61,816	35,850
Investment securities held to maturity:
Federal Home Loan Bank Stock, at cost	15,328	13,945
Loans held for sale, net	795	456
Loans held for investment, net	604,304	602,937
Accrued interest receivable	3,764	3,007
Foreclosed real estate	138	211
Premises and equipment	8,622	5,984
Current income taxes	130	133
Deferred income taxes	6,992	5,188
Bank owned life insurance	10,344	-
Other assets	1,601	930
TOTAL ASSETS	$730,874	$702,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$33,607	$21,803
Interest bearing	305,842	306,133
Total Deposits	339,449	327,936
Borrowings	316,491	307,835
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,586	6,073
TOTAL LIABILITIES	672,836	652,154
COMMITMENTS AND CONTINGENCIES (Note 11)	-	-
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,263,488 (2006) and 5,228,438 (2005) shares issued and outstanding	54	53
Additional paid-in capital	67,306	67,161
Accumulated deficit	(8,631)	(16,059)
Accumulated other comprehensive loss, net of tax of $483 (2006) and $428 (2005)	(691)	(613)
TOTAL STOCKHOLDERS’ EQUITY	58,038	50,542
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$730,874	$702,696

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2006	2005	2004
INTEREST INCOME:
Loans	$41,294	$31,710	$19,719
Investment securities and other interest-earning assets	2,834	1,997	3,504
Total interest income	44,128	33,707	23,223
INTEREST EXPENSE:
Interest-bearing deposits	11,854	8,333	5,482
Borrowings	14,348	7,616	1,995
Subordinated debentures	801	622	340
Total interest expense	27,003	16,571	7,817
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,125	17,136	15,406
PROVISION FOR LOAN LOSSES	531	349	705
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,594	16,787	14,701
NONINTEREST INCOME:
Loan servicing fee income	1,515	1,541	616
Deposit fee income	514	480	592
Net gain from sale of loans	3,697	590	105
Net gain on Participation Contract and investment securities	-	-	2,368
Other income	789	1,519	565
Total noninterest income	6,515	4,130	4,246
NONINTEREST EXPENSE:
Compensation and benefits	9,231	7,612	6,850
Premises and occupancy	2,327	1,522	1,356
Data processing and communications	385	335	310
Net loss (gain) on foreclosed real estate	39	(14)	(8)
Legal and audit	622	665	879
Marketing expenses	693	382	261
Office and postage expense	372	383	303
Other expense	1,562	1,375	1,283
Total noninterest expense	15,231	12,260	11,234
INCOME BEFORE INCOME TAX PROVISION	7,878	8,657	7,713
INCOME TAX PROVISION	450	1,436	972
NET INCOME	$7,428	$7,221	$6,741
EARNINGS PER SHARE:
Basic earnings per share	$1.41	$1.37	$1.28
Diluted earnings per share	$1.11	$1.08	$1.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,261,897	5,256,906	5,256,334
Diluted	6,684,915	6,658,240	6,622,735

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2003	5,255,072	$53	$67,546	$(30,021)	$(246)		$37,332
Comprehensive Income
Net income				6,741		$6,741	6,741
Unrealized loss on investments, net of tax of $217					(63)	(63)	(63)
Total comprehensive income						$6,678
Exercise of options	3,666		18				18
Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Comprehensive Income
Net income				7,221		$7,221	7,221
Unrealized loss on investments, net of tax of $211					(304)	(304)	(304)
Total comprehensive income						$6,917
Exercise of options	3,750		28				28
Repurchase of common stock	(38,550)		(442)				(442)
Issuance of restricted stock	4,500						-
Share-based compensation expense			11				11
Balance at December 31, 2005	5,228,438	$53	$67,161	$(16,059)	$(613)		$50,542
Comprehensive Income
Net income				7,428		$7,428	7,428
Unrealized loss on investments, net of tax of $55					(78)	(78)	(78)
Total comprehensive income						$7,350
Exercise of stock options	6,500		57				57
Issuance of restricted stock	35,050						-
Share-based compensation expense			122				122
Restricted stock vested		1	(1)				-
Forfeit of restricted stock	(750)						-
Retirement of common stock repurchased	(3,000)						-
Repurchase of common stock	(2,750)		(33)				(33)
Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,428	$7,221	$6,741
Adjustments to net income:
Depreciation expense	532	344	446
Provision for loan losses	531	349	705
Share-based compensation expense	122	11	-
Loss on sale, provision, and write-down of foreclosed real estate	57	118	66
Loss on sale and disposal on premises and equipment	8	4	21
Net unrealized and realized loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	126	301	333
Gain on sale of loans held for sale	(77)	-	-
Loss on sale of investment securities available for sale	-	-	42
Purchase and origination of loans held for sale	(1,083)	-	-
Proceeds from the sales of and principal payments from loans held for sale	1,749	37	41
Gain on sale of loans held for investment	(3,620)	(590)	(105)
Net accretion on Participation Contract	-	-	(1,964)
Gain on sale and termination of Participation Contract	-	-	(2,410)
Change in current and deferred income tax receivable	(1,801)	(1,660)	(711)
Increase in accrued expenses and other liabilities	513	2,574	1,510
Federal Home Loan Bank stock dividend	(734)	(423)	(90)
Income from bank owned life insurance	(344)	-	-
Increase in accrued interest receivable and other assets	(1,428)	(1,270)	(860)
Net cash provided by operating activities	1,979	7,016	3,765
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	345,015	144,254	75,451
Purchase and origination of loans held for investment	(344,730)	(277,326)	(299,409)
Proceeds from sale and termination of residual assets of Participation Contract	-	-	8,848
Proceeds from Participation Contract	-	-	1,503
Principal payments on securities available for sale	638	-	840
Proceeds from sale of foreclosed real estate	525	259	1,125
Purchase of securities available for sale	(26,808)	-	(5,314)
Proceeds from sale or maturity of securities available for sale	-	-	7,436
Increase in premises and equipment	(3,180)	(1,114)	(381)
Proceeds from sale and disposal of premises and equipment	2	26	-
Purchase of bank owned life insurance	(10,000)	-	-
Purchase of FHLB stock	(649)	(5,133)	(5,869)
Net cash used in investing activities	(39,187)	(139,034)	(215,770)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	11,513	39,049	67,440
Proceeds (payment) from other borrowings	15,191	(17,400)	18,400
(Payment) proceeds from FHLB advances	(6,535)	128,835	129,400
Issuance of subordinated debentures	-	-	10,310
Repurchase of common stock	(33)	(442)	-
Proceeds from exercise of stock options	57	28	18
Net cash provided by financing activities	20,193	150,070	225,568
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,015)	18,052	13,563
CASH AND CASH EQUIVALENTS, beginning of year	34,055	16,003	2,440
CASH AND CASH EQUIVALENTS, end of year	$17,040	$34,055	$16,003
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$26,918	$15,783	$7,647
Income taxes paid	$2,076	$2,349	$1,039
NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$1	$-	$-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale from held for investment	$1,223	$-	$-
Loan Transfers-Loans held for investment from held for sale	$279	$-	$-
Transfers from loans to foreclosed real estate	$509	$237	$563

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Basis of Presentation and Description of Business — The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the ‘‘Corporation’’) and its wholly owned subsidiaries, Pacific Premier Bank (the ‘‘Bank’’) and Pacific Premier Investment Services, Inc. (consolidated into the Bank in 2004) (collectively, the ‘‘Company’’). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Participation Contract— The Participation Contract represented the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. During 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract and the 1997-2 and 1997-3 components of the Participation Contract were terminated early and the performing assets sold. Thus, the Participation Contract was no longer on the Company’s books at or after December 31, 2004. However, the Company is entitled to 50% of the charge-off recoveries associated with the 1997-2 and 1997-3 components of the Participation Contract. The recoveries from the 1997-2 and 1997-3 components were $171,000 and $1.0 million in the years 2006 and 2005, respectively, and are shown under Other Income.

Loans Held for Sale -- Loans held for sale, consisted of the guarantee portion of our SBA loans at December 31, 2006 and of single family loans at December 31, 2005, are carried at the lower of cost or market. Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold. Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible. Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

Loans Held for Investment -- The Bank's real estate loan portfolio consists primarily of adjustable rate long-term loans secured by first trust deeds on multi-family mortgages and commercial properties and first and second trust deeds on single-family residences.

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

The Bank considers a loan impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments under the terms of the original loan agreement. Loans are evaluated for impairment as part of the Bank’s normal internal asset review process. However, in determining when a loan is impaired, management also considers the loan documentation, current loan to value ratio and the borrower's current financial position. Included as impaired loans are all loans delinquent 90 days or more and all loans that have a specific loss allowance applied to adjust the loan to fair value. The accrual of interest on impaired loans is discontinued after a 90-day delinquent period, based upon the contractual terms of the loan, or when, in management's opinion, the borrower may be unable to meet payments as they become due. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Where impairment is considered other than temporary, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans, which are performing under the contractual terms, are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loans.

Allowance for Loan Losses -- It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio. Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry charge-off experience on income property loans and other relevant factors in the area in which the Bank's lending and real estate activities are based. These factors may affect the borrowers' ability to pay and the value of the underlying collateral. The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance for identified problem loans. The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification. The loss factors for each program type and loan classification are evaluated on a quarterly basis and are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which is not directly measured in the determination of the formula and specific allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date: (1) then-existing general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Specific allowances are established for certain loans where management has identified significant conditions or circumstances related to a credit that management believes indicates the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. A specific allowance is calculated by subtracting the current market value less estimated selling and holding costs from the loan balance. Specific loss allowances are established if the fair value of the loan or the collateral is estimated to be less than the gross carrying value of the loan. At December 31, 2006, the Bank had $60,000 in a specific allowance on loans 90 days or more past due.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Foreclosed Real Estate -- Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. It is the policy of the Bank to obtain an appraisal and/or market valuation on all real estate owned at the time of possession. After foreclosure, valuations are periodically performed by management and additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

Premises and Equipment -- Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 40 years for buildings, the remaining term of the lease for leasehold improvements, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.

Income Taxes--Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. In the years 2000 and 2001, management deemed it necessary to establish a valuation allowance totaling $11.6 million on the deferred tax assets. With the recapitalization in the year 2002 and the return to profitability, management began to reduce the valuation allowance as it appeared that it was more likely than not that the deferred tax assets would be realized. During 2006, the Company reversed the remaining valuation allowance of $2.4 million, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes. As of December 31, 2006, the valuation allowance was zero.

Bank owned life insurance -- Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

Presentation of Cash Flows -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks.

Advertising Costs -- The Company expenses the costs of advertising in the period incurred.

Use of Estimates -- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred tax assets.

Comprehensive Income -- Beginning in 1998, The Company adopted Statement of Financial Accounting Standard (SFAS) No.130, “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Fair Value of Financial Instruments -- SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Change in accounting principle - Stock-Based Compensation -- Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “share-based payments,” under the modified prospective method. Accordingly, compensation expense for stock option awards is measured at grant date fair value and amortized over the requisite service period of the award. Compensation expense related to restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period by the straight-line method. The impact of adopting SFAS No. 123R is discussed in Note #12 to the Consolidated Financial Statements.

For the years ended December 31, 2005 and 2004, we accounted for share-based payments in accordance with APB No. 25. Had we recorded compensation expense for our stock option plan consistent with the method of SFAS No. 123, our net income and EPS would have been reduced to the following pro forma amounts:

	2005	2004
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$7,221	$6,741
Stock-based compensation that would have been reported using the fair value method of SFAS 123	-	(418)
Pro forma	$7,221	$6,323
Basic earnings per share:
As reported	$1.37	$1.28
Pro forma	$1.37	$1.20
Diluted earnings per share:
As reported	$1.08	$1.02
Pro forma	$1.08	$0.95

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

Reclassifications -Certain amounts reflected in the 2005 and 2004 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2006. These classifications are of a normal recurring nature. The following table reflects the reclassification on the Company’s consolidated balance sheet of restricted shares issued from other assets to additional paid-in capital.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Other assets	$930	$967	$(37)
All other assets	701,766	701,766	-
TOTAL ASSETS	$702,696	$702,733	$(37)
Additional paid-in capital	$67,161	$67,198	$(37)
All other equity items	(16,619)	(16,619)	-
TOTAL STOCKHOLDERS' EQUITY	$50,542	$50,579	$(37)

The following tables reflect the reclassification on the Company’s consolidated statement of stockholders’ equity of restricted shares issued from repurchase of common stock to issuance of restricted stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
Common Stock Shares	December 31, 2005	December 31, 2005	Change
Repurchase of common stock	(38,550)	(34,050)	(4,500)
Issuance of restricted stock	4,500	-	4,500
Exercise of stock options	3,750	3,750	-
Total activity	(30,300)	(30,300)	-

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
Common Stock Amount	December 31, 2005	December 31, 2005	Change
Repurchase of common stock	(442)	(394)	(48)
Share-based compensation expense	11	-	11
Exercise of stock options	28	28	0
Total activity	(403)	(366)	(37)

The following table reflects the reclassification on the statement of Company’s cash flows of repurchase of common stock from net cash used in investing activities to net cash provided by operating activities and share-based compensation expense and increase in accrued interest and other assets from repurchase of common stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Share-based compensation expense	$11	$-	$11
Increase in accrued interest receivable and other assets	(1,270)	(1,307)	37
All other operating activities	8,275	8,275	-
Net cash provided by operating activities	$7,016	$6,968	$48
Repurchase of common stock	$-	$(394)	$394
All other investing activities	(139,034)	(139,034)	-
Net cash used in investing activities	$(139,034)	$(139,428)	$394
Repurchase of common stock	$(442)	$-	$(442)
All other financing activities	150,512	150,512	-
Net cash used in financing activities	$150,070	$150,512	$(442)

The following table reflects the reclassification on the Corporation’s balance sheet of the issuance of restricted stock from accrued expenses and other liabilities to total stockholders’ equity.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Accrued expenses and other liabilities	$345	$308	$37
All other liabilities	10,310	10,310	-
TOTAL LIABILITIES	$10,655	$10,618	$37
TOTAL STOCKHOLDERS' EQUITY	$50,542	$50,579	$(37)

    The following table reflects the reclassification on the statement of Corporation’s cash flows of repurchase of common stock from net cash used in financing activities to net cash provided by operating activities and share-based compensation expense and increase (decrease) in accrued expenses and other liabilities from repurchase of common stock.

	With reclassifications	Originally presented
	For Year Ended	For Year Ended	Net
	December 31, 2005	December 31, 2005	Change
Share-based compensation expense	$11	$-	$11
Increase (decrease) in accrued expenses and other liabilities	91	54	37
All other operating activities	226	226	-
Net cash provided by operating activities	$328	$280	$48
Purchase of common stock	$(442)	$(394)	$(48)
All other financing activities	28	28	-
Net cash used in financing activities	$(414)	$(366)	$(48)

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

As of the most recent formal notification form the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The Bank's actual capital amounts and ratios are presented in the table below:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2006	(dollars in thousands)
Total Capital (to risk-weighted assets)	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Tier 1 Capital (to adjusted tangible assets)	60,747	8.38%	29,012	4.00%	36,265	5.00%
Tier 1 Capital (to risk-weighted assets)	60,747	10.94%	22,203	4.00%	33,305	6.00%

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2005	(dollars in thousands)
Total Capital (to risk-weighted assets)	$57,135	11.78%	$38,793	8.00%	$48,492	10.00%
Tier 1 Capital (to adjusted tangible assets)	54,376	7.79%	27,935	4.00%	34,919	5.00%
Tier 1 Capital (to risk-weighted assets)	54,376	11.21%	19,397	4.00%	29,095	6.00%

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	-	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816
Securities held to maturity:
FHLB Stock	$15,328	$-	$-	$15,328
Total securities held to maturity	$15,328	$-	$-	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$9,171	$-	$(112)	$9,059
Mutual Funds	27,719	-	(928)	26,791
Total securities available for sale	$36,890	$-	$(1,040)	$35,850
Securities held to maturity:
FHLB Stock	$13,945	$-	$-	$13,945
Total securities held to maturity	$13,945	$-	$-	$13,945
Total securities	$50,835	$-	$(1,040)	$49,795

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

	December 31, 2006
	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Mortgage-backed securities	$21,006	$(113)	$8,512	$(89)	$29,518	$(202)
Mutual Funds	-	-	26,735	(984)	26,735	(984)
Total	$21,006	$(113)	$35,247	$(1,073)	$56,253	$(1,186)

The table below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	December 31, 2005
	Less than 12 months		12 months or Longer		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Holding	Fair	Holding	Fair	Holding
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Mortgage-backed securities	$-	$-	$9,059	$(112)	$9,059	$(112)
Mutual Funds	-	-	26,791	(928)	26,791	(928)
Total	$-	$-	$35,850	$(1,040)	$35,850	$(1,040)

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2006	2005
Real estate	(in thousands)
Residential:
One-to-four family	$12,825	$16,079
Multi-family	357,275	459,714
Commercial	169,752	123,364
Other loans:
Loans secured by deposit accounts	20	-
Commercial owner occupied	39,629	2,062
Commercial and industrial	22,762	3,248
SBA	4,517	-
Unsecured consumer loans	43	27
Total gross loans held for investment	606,823	604,494
Plus (less):
Deferred loan origination costs-net	1,125	1,618
Discounts	(101)	(125)
Allowance for estimated loan losses	(3,543)	(3,050)
Loans held for investment, net	$604,304	$602,937

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

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make real estate loans to one borrower in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation results in a dollar limitation of $9.7 million at December 31, 2006. At December 31, 2006, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $8.7 million.

As of December 31, 2006, Total loans and participations serviced for others were $96.6 million and $44.9 million as of December 31, 2006 and 2005, respectively.

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

2006
(in thousands)
Balance, beginning of year	$-
Originations/advances	555
Principal payments	313
Balance, end of year	$242

5. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2006	2005
	(in thousands)
Land	$1,410	$1,410
Premises	5,452	4,338
Leasehold improvements	1,246	1,146
Furniture, fixtures and equipment	3,688	2,343
Automobiles	82	25
Subtotal	11,878	9,262
Less: accumulated depreciation	(3,256)	(3,278)
Total	$8,622	$5,984

Depreciation expense was $532,000, $344,000, and $446,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6. Foreclosed Real Estate

The following summarizes the activity in the real estate owned, net of the allowance, for the years ended December 31:

	2006	2005
	(in thousands)
Balance, beginning of year	$211	$351
Additions – foreclosures	509	237
Sales	(525)	(259)
Write downs	(57)	(118)
Balance, end of year	$138	$211

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2006	Average	2005	Average
	Balance	Interest Rate	Balance	Interest Rate
	(dollars in thousands)
Transaction accounts
Checking accounts:
Noninterest-bearing	$33,607	0.00%	$21,803	0.00%
Interest-bearing	21,654	1.41%	24,248	1.16%
Passbook accounts	2,109	0.75%	3,410	0.23%
Money market accounts	39,391	3.64%	32,355	2.96%
Total transaction accounts	96,761	1.55%	81,816	1.55%
Certificate accounts:
Under $100,000	122,830	4.88%	117,822	3.72%
$100,000 and over	119,858	5.07%	128,298	3.72%
Total certificate accounts	242,688	4.97%	246,120	3.72%
Total Deposits	$339,449	4.07%	$327,936	3.17%

    The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

	2006	2005
	(in thousands)
Within one year	$228,250	$219,857
One to two years	8,936	15,549
Two to three years	3,574	6,067
Three to four years	913	3,023
Four to five years	328	888
Thereafter	687	736
Total	$242,688	$246,120

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2006	2005	2004
	(in thousands)
Checking accounts	$241	$307	$327
Passbook accounts	14	9	12
Money market accounts	1,415	869	473
Certificate accounts	10,184	7,148	4,670
Total	$11,854	$8,333	$5,482

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

The maturities of FHLB advances are as follows:

	December 31, 2006
		Weighted
		Average
	Amount	Interest Rate
	(dollars in thousands)
Due in one year	$150,300	5.48%
Due in two years	150,000	4.94%
Total	$300,300	5.21%

In March 2004, the Bank established a $100.0 million credit facility which is secured by investments pledged to Salomon Brothers. At December 31, 2006, the Bank had borrowed $10.0 million against the line. In addition, the Bank has established a credit facility, secured by the mutual funds pledged to Pershing LLC. The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current federal funds rate plus 75 basis points. At December 31, 2006, The Bank had borrowed $1.0 million and $1.0 million against the line as of December 31, 2006 and 2005, respectively.

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

10. Income Taxes

Income taxes for the year ended December 31 consisted of the following:

	2006	2005	2004
	(in thousands)
Current tax provision:
Federal	$2,419	$2,380	$823
State	(220)	560	455
Total current tax provision	2,199	2,940	1,278
Deferred tax benefit:
Federal	(1,799)	(1,090)	(276)
State	50	(414)	(30)
Total deferred tax benefit	(1,749)	(1,504)	(306)
Total income tax provision	$450	$1,436	$972

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	At December 31,
	2006	2005	2004
	(in thousands)
Statutory federal taxes	$2,447	$2,680	$2,360
State taxes, net of federal income tax benefit	638	680	771
Change in valuation allowance	(2,424)	(1,605)	(1,426)
Other	(211)	(319)	(733)
Total	$450	$1,436	$972

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2006	2005
	(in thousands)
Deferred tax assets:
Accrued expenses	$111	$91
Depreciation	263	284
Net operating loss	5,940	6,358
Allowance for loan losses	1,592	1,368
Loans held for sale	-	13
Unrealized losses on available for sale securities	483	428
Other	57	94
Total deferred tax assets	8,446	8,636
Deferred tax liabilities:
State taxes	(146)	(163)
Federal Home Loan Bank Stock	(939)	(587)
Restricted stock	(136)	-
Other	(233)	(274)
Total deferred tax liabilities	(1,454)	(1,024)
Total deferred tax	6,992	7,612
Less valuation allowance	-	(2,424)
Net deferred tax asset	$6,992	$5,188

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

11. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings - In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri's Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri. The complaint seeks restitution of all improperly collected charges and interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans. The Bank’s motion for dismissal due to limitations was denied by the trial court without comment in 2005 and our motion to dismiss due to federal preemption of state law because the Bank is a federal savings bank was denied in August 2006. The lawsuit is now in the preliminary phase of discovery. The Company intends to appeal the trial court’s ruling on the limitations as the loans in questions were originated no later than 1997 and Missouri has a six year statute of limitations.

The Company and the Bank are not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company or the Bank.

Lease Commitments -- The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007. The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2007	$625
2008	603
2009	621
2010	629
2011	642
Thereafter	3,476
Total	$6,596

Rental expense under all operating leases totaled $677,000, $429,000, and $274,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Employment Agreements -- The Corporation and the Bank have negotiated an employment agreement with their Chief Executive Officer. This agreement provides for the payment of a base salary, a bonus based upon the individual performance and overall performance of the Bank and Company, provides a vehicle for the use of the CEO, and the payment of severance benefits upon termination.

Availability of Funding Sources -- The Company funds substantially all of the loans, which it originates or purchases through deposits, internally generated funds, or borrowings. The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions. To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal. Any such event could have a material adverse effect on the Company's results of operations, financial condition and cash flows.

12. Benefit Plans

401(k) Plan -- The Bank maintains an Employee Savings Plan (the 401(k) Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation. In 2004, 2005 and 2006, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed. The amounts of contributions made to the 401(k) Plan by the Bank were approximately $155,000, $143,000, and $138,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the Plan) -- The Plan was approved by the Shareholders in May 2004. The Plan authorizes the granting of options equal to 525,500 shares of the common stock for issuances to executives, key employees, officers, and directors. The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted. Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant. Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company. The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005 the Company chose to accelerate the vesting on all outstanding options. The following is a summary of activity in the Company’s 2000 Stock Option Plan and the Company’s 2004 Stock Option Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

The total intrinsic value of options exercised in 2006 was $39,000. The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 6.5 years and $1.6 million at December 31, 2006.

	2006		2005		2004
		Weighted average		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Options outstanding at the beginning of the year	376,147	$11.43	387,347	$11.40	183,122	$10.86
Granted	-	-	-	-	212,225	11.69
Exercised	(6,500)	8.79	(3,750)	7.44	(3,666)	5.05
Forfeited & Expired	(34,422)	13.65	(7,450)	11.70	(4,334)	6.93
Options outstanding at the end of the year	335,225	$11.26	376,147	$11.43	387,347	$11.40
Options exercisable at the end of the year	335,225		376,147		276,750
Weighted average remaining contractual life of options outstanding at end of year	6.5 Years		7.1 Years		8.6 Years

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

	2006
		Weighted
		Average
Restricted stock awards	Shares	Grant Price
Outstanding unvested grants at January 1, 2006	4,500	$10.74
Share obligations assumed through acquisition	-	-
Granted	35,050	11.70
Vested	(1,500)	10.74
Cancelled	(3,750)	11.73
Outstanding unvested grants at December 31, 2006	34,300	$11.62

	2005
		Weighted
		Average
	Shares	Grant Price
Outstanding unvested grants at January 1, 2005	-	$-
Share obligations assumed through acquisition	-	-
Granted	4,500	10.74
Vested	-	-
Cancelled	-	-
Outstanding unvested grants at December 31, 2005	4,500	$10.74

Salary Continuation Plan -- The Bank implemented in 2006 a non-qualified supplemental retirement plan for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amount expensed in 2006 under this plan amounted to $74,000. As of December 31, 2006, $74,000 was recorded in other liabilities on the consolidated statements of condition for this plan. The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2006.

Long-Term Care Insurance Plan -- The Bank implemented in September 2006 a Long-Term Care Insurance Plan for the executive officers and directors of the Bank. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest. The expense for 2006 was $7,000 for this plan.
    Directors’ Deferred Compensation Plan --The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. In addition, for those directors who opt out of the Long-Term Care Insurance Plan, the deferred compensation plan allows the equivalent of the insurance premium to be credited to the director’s deferred compensation account. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. The Company is under no obligation to make matching contributions to the plan. As of December 31, 2006, the liability for the plan was $12,000 and the expense for 2006 was under $1,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The Company’s commitments to extend credit at December 31, 2006 and 2005 totaled $18.9 million and $2.2 million, respectively. In addition to these commitments, the Company had commercial and standby letters of credit of $8,000 and $165,000, respectively, at December 31, 2006 and zero and $50,000, respectively, at December 31, 2005.

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

	At December 31, 2006
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$17,040	$17,040
Securities available for sale	61,816	61,816
FHLB Stock, at cost	15,328	15,328
Loans held for sale, net	795	795
Loans held for investment, net	604,304	608,525
Accrued interest receivable	3,764	3,764
Liabilities:
Deposit accounts	339,449	329,311
FHLB Advances	300,300	299,467
Other Borrowings	16,191	16,191
Subordinated debentures	10,310	10,232
Accrued interest payable	1,443	1,443

	At December 31, 2005
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,055	$34,055
Securities available for sale	35,850	35,850
FHLB Stock, at cost	13,945	13,945
Participation Contract	-	-
Loans held for sale, net	456	456
Loans held for investment, net	602,937	609,723
Accrued interest receivable	3,007	3,007
Liabilities:
Deposit accounts	327,936	323,267
FHLB Advances	296,835	296,473
Other Borrowings	11,000	11,000
Subordinated debentures	10,310	12,007
Accrued interest payable	1,238	1,238

Cash and Cash Equivalents -- The carrying amount approximates fair value.

Securities Available for Sale-- Fair values are based on quoted market prices.

FHLB Stock - The carrying value approximates the fair value based upon the redemption provisions of the stock.

Loans Held for Sale -- Fair values are based on quoted market prices or dealer quotes.

Loans Held for Investment -- The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounted using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same maturities, and giving consideration to estimated prepayment risk and credit loss factors.

Accrued Interest Receivable/Payable -- The carrying amount approximates fair value.

Deposit Accounts -- The fair value disclosed for checking, passbook and money market accounts is the amount payable on demand at the reporting date. The fair value of certificates of deposit accounts is estimated using a discounted cash flow calculation based on interest rates currently offered for CDs of similar remaining maturities.

Other Borrowings -- The carrying amount approximates fair value as the interest rate, based on risk, currently approximates market.

Subordinated Debentures - The fair value of subordinated debentures is estimated by discounting the balance by the current 3 month LIBOR rate plus the current market spread. The fair value is determined assuming that we will call them on their next callable date.

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

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2006:
Net income applicable to earnings per share	$7,428
Basic earnings per share: Income available to common stockholders	7,428	5,261,897	$1.41
Effect of dilutive securities : Warrants and stock option plans	-	1,423,018
Diluted earnings per share: Income available to common stockholders	$7,428	6,684,915	$1.11

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2005:
Net income applicable to earnings per share	$7,221
Basic earnings per share: Income available to common stockholders	7,221	5,256,906	$1.37
Effect of dilutive securities : Warrants and stock option plans		1,401,334
Diluted earnings per share: Income available to common stockholders	$7,221	6,658,240	$1.08

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2004:
Net income applicable to earnings per share	$6,741
Basic earnings per share: Income available to common stockholders	6,741	5,256,334	$1.28
Effect of dilutive securities : Warrants and stock option plans		1,366,401
Diluted earnings per share: Income available to common stockholders	$6,741	6,622,735	$1.02

16. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF FINANCIAL CONDITION
	At December 31,
	2006	2005
	(in thousands)
Assets:
Cash and cash equivalents	$2,245	$2,463
Loans held for investment	-	61
Investment in subsidiaries	61,578	55,205
Income Tax Receivable	130	133
Deferred income taxes	4,441	3,004
Other assets	324	331
Total Assets	$68,718	$61,197
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	370	345
Total Liabilities	10,680	10,655
Total Stockholders’ Equity	58,038	50,542
Total Liabilities and Stockholders’ Equity	$68,718	$61,197

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Income:
Interest Income	$75	$80	$2,102
Noninterest Income	173	1,262	2,654
Total income	248	1,342	4,756
Expense:
Interest Expense	801	622	340
Noninterest Expense	436	436	844
Total expense	1,237	1,058	1,184
(Loss) Income Before Income Tax Provision	(989)	284	3,572
Income (Benefit) Tax Provision	(1,966)	(470)	66
Net income (parent only)	977	754	3,506
Equity In Net Earnings Of Subsidiaries	6,451	6,467	3,235
Consolidated Net income	$7,428	$7,221	$6,741

PACIFIC PREMIER BANCORP, INC.
(Parent company only)

SUMMARY STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$7,428	$7,221	$6,741
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Share-based compensation expense	122	11	-
Gain on sale of Participation Contract	-	-	(2,410)
Net accretion on Participation Contract	-	-	(1,964)
Equity in net earnings of subsidiaries	(6,451)	(6,467)	(3,235)
Increase (decrease) in accrued expenses and other liabilities	25	91	(335)
Increase in current and deferred taxes	(1,434)	(554)	(233)
Decrease (increase) in other assets	7	26	(343)
Net cash used in operating activities	(303)	328	(1,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-	(19,000)
Proceeds from sale and principal payments on loans held for investment	61	167	26
Purchase and origination of loans held for investment	-	(61)	-
Proceeds from Participation Contract	-	-	1,503
Proceeds from sale of Participation Contract	-	-	8,848
Net cash provided by (used in) investing activities	61	106	(8,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(33)	(442)	-
Proceeds from exercise of stock options	57	28	18
Proceeds from issuance of subordinated debentures	-	-	10,310
Net cash provided by (used in) financing activities	24	(414)	10,328
Net (Decrease) Increase In Cash And Cash Equivalents	(218)	20	(74)
Cash And Cash Equivalents, Beginning Of Year	2,463	2,443	2,517
Cash And Cash Equivalents, End Of Year	$2,245	$2,463	$2,443

17. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2006
Interest income	$10,374	$10,736	$11,336	$11,683
Interest expense	5,755	6,505	7,250	7,494
Provision for estimated loan losses	-	104	-	427
Noninterest income	946	1,220	2,185	2,163
Noninterest expense	3,674	3,738	3,922	3,896
Income tax provision (benefit)	151	(1,298)	845	752
Net income	$1,740	$2,907	$1,504	$1,277
Earnings per share:
Basic	$0.33	$0.55	$0.29	$0.24
Diluted	$0.26	$0.43	$0.23	$0.19

2005
Interest income	$7,207	$8,061	$8,740	$9,699
Interest expense	3,081	3,809	4,432	5,249
Provision for estimated loan losses	145	90	56	58
Noninterest income	626	1,280	1,056	1,168
Noninterest expense	2,817	2,887	3,077	3,479
Income tax provision	156	502	398	380
Net income	$1,634	$2,053	$1,833	$1,701
Earnings per share:
Basic	$0.31	$0.39	$0.35	$0.32
Diluted	$0.24	$0.31	$0.27	$0.25

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

(3)	The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999. (7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Steven Gardner dated January 2, 2004. (9)*
10.6	Employment Agreement between Pacific Premier Bank and Steven Gardner dated January 2, 2004. (9)*
10.7	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002. (2)
10.8	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.9	Guarantee Agreement from PPBI Trust I. (8)
10.10	2004 Stock Incentive Plan. (10)*
10.11	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (12)*
10.12	Salary Continuation Agreements between Pacific Premier Bank and John Shindler. (12)*
10.13	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (12)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (12)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 15, 2004.
(10)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2007.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By: /s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer
DATED: April 26, 2007