Form 10-Q
period 2007-05-15
PACIFIC PREMIER BANCORP INC
filed 2007-05-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-22193

(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196
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
(X ) Yes  ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,163,488 shares of common stock par value $0.01 per share, were outstanding as of May 14, 2007.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2007

PART I
FINANCIAL INFORMATION
Item 1     Financial Statements

Consolidated Statements of Financial Condition:  At March 31, 2007 (unaudited) and December 31, 2006

    Consolidated Statements of Income: For the three months ended March 31, 2007 and 2006 (unaudited)

    Consolidated Statement of Stockholders’ Equity and Comprehensive Income:  For the three months ended March 31, 2007 and 2006 (unaudited)

    Consolidated Statements of Cash Flows:  For the three months ended March 31, 2007 and 2006 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk

Item 4    Controls and Procedures

PART II OTHER INFORMATION

Item 1     Legal Proceedings

Item 1A   Risk Factors

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits

Item 1. Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$10,402	$7,028
Federal funds sold	23,412	10,012
Cash and cash equivalents	33,814	17,040
Investment securities available for sale	60,194	61,816
Federal Reserve and Federal Home Loan Bank Stock, at cost	17,152	15,328
Loans:
Loans held for sale, net	1,103	795
Loans held for investment, net of allowance of $3,863 (2007) and $3,543 (2006)	587,945	604,304
Accrued interest receivable	3,907	3,764
Foreclosed real estate	113	138
Premises and equipment	9,361	8,622
Current income taxes	245	130
Deferred income taxes	6,527	6,992
Bank Owned Life Insurance	10,476	10,344
Other assets	1,193	1,601
Total Assets	$732,030	$730,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$28,967	$33,607
Interest bearing:
Transaction accounts	63,913	63,154
Retail certificates of deposit	221,903	211,714
Wholesale/brokered certifcates of deposit	33,379	30,974
Total Deposits	348,162	339,449
Borrowings	308,069	316,491
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,993	6,586
Total Liabilities	$673,534	$672,836

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,213,488 (2007) and 5,263,488 (2006) shares issued and outstanding	$52	$54
Additional paid-in capital	66,801	67,306
Accumulated deficit	(7,686)	(8,631)
Accumulated other comprehensive loss, net of tax of $470 (2007) and $483 (2006)	(671)	(691)
Total Stockholders’ Equity	$58,496	$58,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$732,030	$730,874
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
INTEREST INCOME:
Loans	$11,079	$9,770
Other interest-earning assets	1,045	604
Total interest income	12,124	10,374

INTEREST EXPENSE:
Interest on transaction accounts	426	346
Interest on certificates of deposit	3,045	2,364
Total deposit interest expense	3,471	2,710
Other borrowings	3,970	2,861
Subordinated debentures	203	184
Total interest expense	7,644	5,755

NET INTEREST INCOME	4,480	4,619

PROVISION FOR LOAN LOSSES	299	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,181	4,619

NONINTEREST INCOME:
Loan servicing fee income	350	338
Bank and other fee income	141	102
Net gain from loan sales	1,034	386
Other income	215	120
Total noninterest income	1,740	946

NONINTEREST EXPENSE:
Compensation and benefits	2,643	2,230
Premises and occupancy	567	545
Data processing	115	95
Net loss on foreclosed real estate	2	81
Legal and audit	352	136
Marketing expense	194	133
Office and postage expense	94	91
Other expense	463	363
Total noninterest expense	4,430	3,674

INCOME BEFORE INCOME TAXES	1,491	1,891
PROVISION FOR INCOME TAXES	546	151
NET INCOME	$945	$1,740

INCOME PER SHARE:
Basic income per share	$0.18	$0.33
Diluted income per share	$0.14	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,252,932	5,254,160
Diluted	6,693,646	6,681,371
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	5,228,438	$53	$67,161	($16,059)	($613)		$50,542
Net income	-	-	-	1,740	-	$1,740	1,740
Unrealized loss on investments, net of tax of ($78)	-	-	-	-	(111)	(111)	(111)
Total comprehensive income						$1,629
Restricted stock issued	31,050
Share-based compensation expense			24				24
Stock options exercised	6,500	-	57	-	-		57
Balance at March 31, 2006	5,265,988	$53	$67,242	($14,319)	($724)		$52,252

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	5,263,488	$54	$67,306	($8,631)	($691)		$58,038
Net income	-	-	-	945	-	$945	945
Unrealized loss on investments, net of tax of $13	-	-	-	-	20	20	20
Total comprehensive income						$965
Share-based compensation expense			62				62
Common stock repurchased and retired	(50,000)	(2)	(567)				(569)
Balance at March 31, 2007	5,213,488	$52	$66,801	($7,686)	($671)		$58,496
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$945	$1,740
Adjustments to net income:
Depreciation expense	180	93
Provision for loan losses	299	-
Share-based compensation	62	24
(Gain) loss on sale and disposal of premises and equipment	(35)	7
Loss on sale, provision, and write-down of foreclosed real estate	45	73
Net unrealized (gain) loss and amortization on investment securities	(53)	98
Gain on sale of loans held for investment	(1,034)	(386)
Purchase and origination of loans held for sale	(309)	-
Proceeds from the sales of, and principal payments from, loans held for sale	1	41
Change in current and deferred income tax receivable	350	(657)
Increase (decrease) in accrued expenses and other liabilities	407	(528)
Federal Home Loan Bank stock dividend	(224)	(159)
Income from bank owned life insurance	(132)	(1)
Decrease (increase) in other assets	408	(1,234)
Net cash provided by (used in) operating activities	910	(889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	111,562	57,921
Purchase, origination and advances of loans held for investment	(94,657)	(56,039)
Principal payments on securities available for sale	1,695	-
Proceeds from sale of foreclosed real estate	26	70
Purchase of securities available for sale	-	-
Proceeds from sale of equipment	35	-
Increase in premises and equipment	(919)	(324)
Purchase of bank owned life insurance	-	(10,000)
Purchase of FHLB and FRB stock	(1,600)	(184)
Net cash provided by (used in) investing activities	16,142	(8,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	8,713	(16,518)
Proceeds from (repayment of) FHLB advances	7,000	(2,835)
Repayment of other borrowings	(15,422)	-
Proceeds from exercise of stock options	-	57
Repurchase of common stock	(569)	-
Net cash used in financing activities	(278)	(19,296)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,774	(28,741)
CASH AND CASH EQUIVALENTS, beginning of period	17,040	34,055
CASH AND CASH EQUIVALENTS, end of period	$33,814	$5,314

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$7,721	$6,668
Income taxes paid	$-	$100

NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$10	$-

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$45	$90
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2007 and 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2007.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain amounts reflected in the 2006 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2007. These classifications are of a normal recurring nature.

The following table reflects the reclassification on the Company’s consolidated balance sheet of restricted shares issued from other assets to additional paid-in capital.

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
Common Stock Amount	March 31, 2006	March 31, 2006	Change
Share-based compensation expense	24	-	24
Restricted stock issued	-	363	(363)
Exercise of stock options	57	57	-
Total activity	81	420	(339)

    The following table reflects the reclassification on the statement of Company’s cash flows of proceeds from issuance of restriced stock from net cash used in operating activities to net cash used in financing activities and share-based compensation expense from increase in accrued interest and other assets to share-based compensation expense.

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
	March 31, 2006	March 31, 2006	Change
Share-based compensation expense	$24	$-	$24
Increase in accrued interest receivable and other assets	(1,234)	(1,573)	339
All other operating activities	321	321	-
Net cash provided by operating activities	$(889)	$(1,252)	$363
Proceeds from issuance of restricted stock	$-	$363	(363)
All other financing activities	(19,296)	(19,296)	-
Net cash used in financing activities	$(19,296)	$(18,933)	$(363)

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 - Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) published FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (or “FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

FIN 48 is effective for fiscal years beginning after December 15, 2006 (first quarter of 2007 for calendar year companies). The cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. As of March 31, 2007, the Company had no tax position where an adjustment to retained earnings is necessary.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. It is required that we adopt SFAS No. 157 on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has decided against early adoption of SFAS 159. The effect on our results of operations or financial condition when we implement SFAS 159 has not yet been determined.

Note 3 - Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category. The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2007 (Unaudited)
Total Capital (to risk-weighted assets)
Bank	$66,009	12.11%	$43,605	8.00%	$54,506	10.00%
Consolidated	$67,672	12.28%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	62,267	8.62%	28,888	4.00%	36,110	5.00%
Consolidated	63,930	8.85%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	62,267	11.42%	21,802	4.00%	32,704	6.00%
Consolidated	63,930	11.60%	N/A	N/A	N/A	N/A

At December 31, 2006
Total Capital (to risk-weighted assets)
Bank	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Consolidated	$66,734	12.01%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	60,747	8.38%	29,012	4.00%	36,265	5.00%
Consolidated	63,357	8.73%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	60,747	10.94%	22,203	4.00%	33,305	6.00%
Consolidated	63,357	11.40%	N/A	N/A	N/A	N/A

    The amounts for December 31, 2006 are calculated using total actual assets per Office of Thrift Supervision guidelines. As of March 31, 2007, the amounts are calculated using total average assets per Federal Reserve Board guidelines.

Note 4 - Borrowings

At March 31, 2007, total borrowings of the Company amounted to $308.1 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings and overnight advances of $235.0 million and $72.3 million, respectively, and $500,000 at a rate of 6.00% per annum against the Bank’s $18.7 million credit facility, secured by mutual funds pledged to Pershing LLC. The Bank’s $307.3 million in FHLB advances had a weighted average interest rate of 5.17% and a weighted average maturity of 1.56 years as of March 31, 2007. As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $473.4 million. As of March 31, 2007, the Bank was able to borrow up to 45% of its total assets as of December 31, 2006 under the line, which amounted to $326.8 million, an increase of $8.7 million from the quarter ended December 31, 2006. FHLB advances consisted of the following as of March 31, 2007:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$92,300	30.03%	5.50%
Over one month to three months	-	0.00%	0.00%
Over three months to six months	40,000	13.02%	5.48%
Over six months to one year	-	0.00%	0.00%
Over one year	175,000	56.95%	4.93%
Total FHLB advances	$307,300	100.00%	5.17%

Note 5 - Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth. Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 8.11% per annum as of March 31, 2007.

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

Note 6 - Earnings Per Share

 Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period. Stock options totaling 190,975 and 94,147 shares for March 31, 2007 and March 31, 2006, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeding the average market price.

The table below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2007 and 2006.

[
	For the Three Months Ended March 31,
	2007			2006
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net Earnings	$945			$1,740

Basic EPS Earnings available to common stockholders	$945	5,252,932	$0.18	$1,740	5,254,160	$0.33
Effect of Warrants and dilutive stock options	-	1,440,714		-	1,427,211

Diluted EPS Earnings Available to common stockholders plus assumed conversions	$945	6,693,646	$0.14	$1,740	6,681,371	$0.26

Note 7 - Valuation Allowance for Deferred Income Taxes

During 2006, the Company reversed all remaining valuation allowance, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes. The Company benefited from the reduction in its valuation allowance for deferred taxes for the three months ended March 31, 2006 of $500,000. The Company’s valuation allowance for deferred taxes was zero at March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. Actual results may differ from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties. These include, but are not limited to, the following risks:  (1) changes in the performance of the financial markets; (2) changes in the demand for and market acceptance of the Company’s products and services; (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing; (4) the effect of the Company’s policies; (5) the continued availability of adequate funding sources; and (6) various legal, regulatory and litigation risks.

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2007 and 2006. The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2006 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. The results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

The Company, a Delaware corporation organized in 1997, is a bank holding company that owns 100% of the capital stock of the Bank, the Company’s principal operating subsidiary. The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and on March 30, 2007, converted to a chartered bank licensed by the California Department of Financial Institutions ("DFI"). The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve System. The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to examination and regulation by the DFI, the Board of Governors of the Federal Reserve System (“FRB”), and by the FDIC.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach, and a Small Business Administration (“SBA”) loan production office in Pasadena, California. The Company’s corporate headquarters are located in Costa Mesa, California. The Bank, through its branches and web site at www.PPBI.net on the Internet, offers a broad array of deposit products and services for both commercial and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment. Additionally, the Bank offers a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio. Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements. The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this document and in our 2006 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $732.0 million as of March 31, 2007, compared to $730.9 million as of December 31, 2006. The $1.1 million, or 0.2%, increase in total assets is primarily due to an increase in cash and cash equivalents of $16.8 million which was partially offset by a decrease in loans held for investment of $16.4 million.

Investment Securities

A summary of the Company’s securities as of March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities (1)	$33,616	$-	$(206)	$33,410
Mutual Funds (2)	27,719	-	(935)	26,784
Total securities available for sale	$61,335	$-	$(1,141)	$60,194

Securities Held to Maturity:
FHLB Stock	$15,552	$-	$-	$15,552
Federal Reserve Bank Stock	1,600	-	-	1,600
Total securities held to maturity	$17,152	$-	$-	$17,152

Total securities	$78,487	$-	$(1,141)	$77,346

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	-	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816

Securities Held to Maturity:
FHLB Stock	$15,328	$-	$-	$15,328
Total securities held to maturity	$15,328	$-	$-	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

(1)
At March 31, 2007, mortgage-backed securities include two collateralized mortgage obligations (“CMO”) with a carrying value of $9.9 million. One CMO with a carrying value of $7.8 million is secured by the Federal Home Loan Mortgage Corporation; the other CMO with a carrying value of $2.0 million is a “AAA” rated private label issue.

(2)
The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund. Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended March 31, 2007. An aggregate of $714,000 of the mutual funds have been pledged to Pershing, LLC to secure an advance of $500,000 under the Bank’s $18.7 million line of credit.

Investment Securities by Contractual Maturity
As of March 31, 2007
(dollars in thousands)
	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Mortgage-Backed Securities	$-	0.00%	$-	0.00%	$-	0.00%	$33,410	5.01%	$33,410	5.01%
Mutual Fund	26,784	5.04%	-	0.00%	-	0.00%	-	0.00%	26,784	5.04%
Total securities available for sale	26,784	5.04%	-	0.00%	-	0.00%	33,410	5.01%	60,194	5.02%

FHLB Stock	15,552	5.68%	-	0.00%	-	0.00%	-	0.00%	15,552	5.68%
Federal Reserve Bank Stock	1,600	6.00%	-	0.00%	-	0.00%	-	0.00%	1,600	6.00%
Total securities held to maturity	17,152	5.71%	-	0.00%	-	0.00%	-	0.00%	17,152	5.71%
Total securities	$43,936	5.08%	$-	0.00%	$-	0.00%	$33,410	5.01%	$77,346	5.05%

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

Loans

Gross loans outstanding totaled $592.3 million at March 31, 2007 compared to $607.6 million at December 31, 2006. The $15.3 million decrease is primarily due to the Bank selling $57.8 million of multi-family loans and $5.9 million of commercial real estate loans, which generated net gains of $1.0 million, and the prepayment of loans totaling $42.4 million, which generated loan servicing fee income of $223,000. Partially offsetting the loan sales and loan prepayments was the origination of $101.5 million of new loans, consisting of $68.8 million of multi-family, $5.6 million of other residential loans, $10.1 million of commercial real estate and land, $17.0 million of business loans consisting of $300,000 of commercial owner-occupied loans, $10.7 million of commercial and industrial loans, and $6.0 million of SBA loans. Management has utilized loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of its loan portfolio, and net balance sheet growth, and expects to continue to do so for the foreseeable future.  The Bank’s pipeline of new loans at March 31, 2007 was $100.7 million.

A summary of the Company’s loan originations, loan sales and principal repayments for the three months ended March 31, 2007 and 2006 are as follows:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Beginning balance, gross	$607,618	$604,976
Loans originated:
Real Estate:
Multi-family	68,809	38,545
Commercial real estate	10,105	10,560
One-to-four family (1)	2,850	-
Construction-Multi-family	2,750	-
Business Loans:
Commercial Owner Occupied (1)	300	5,480
Commercial and Industrial (1)	10,632	1,454
SBA (1)	6,036	-
Total loans originated	101,482	56,039
Total	709,100	661,015
Less:
Principal repayments	46,447	18,333
Change in undisbursed loan funds	6,504	129
Charge-offs	45	84
Loan Sales	63,743	38,884
Transfers to Real Estate Owned	46	90
Total Gross loans	592,315	603,495
Less ending balance loans held for sale (gross)	(1,097)	(430)
Ending balance loans held for investment (gross)	$591,218	$603,065
(1) Includes lines of credit

    The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	March 31, 2007			December 31, 2006
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$334,735	56.52%	7.03%	$357,275	58.80%	6.90%
Commercial	161,770	27.31%	7.52%	173,452	28.55%	7.38%
Construction	822	0.14%	8.50%	-	0.00%	0.00%
One-to-four family (1)	14,659	2.47%	8.79%	12,825	2.11%	9.48%
Business Loans:
Commercial Owner Occupied	47,294	7.98%	7.50%	35,929	5.91%	7.31%
Commercial and Industrial	26,170	4.42%	9.15%	22,762	3.75%	9.09%
SBA	6,825	1.15%	9.96%	5,312	0.87%	9.90%
Other Loans	41	0.01%	10.21%	63	0.01%	9.44%
Total Gross loans	$592,315	100.00%	7.38%	$607,618	100.00%	7.23%
(1) includes second trust deeds

The following table sets forth the repricing characteristics of the Company’s multi-family and commercial real estate (excluding land) and commercial owner occupied loan portfolio in dollar amounts as of March 31, 2007:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	350	$281,126	7.593%	1.94
3 Year	85	100,351	6.784%	28.37
5 Year	97	111,867	6.733%	49.39
7 Year	10	7,525	7.245%	73.98
10 Year	13	10,301	6.877%	116.37
Fixed	30	32,629	7.091%	-
	585	$543,800	7.218%	111.34
* Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $3.9 million as of March 31, 2007 and $3.5 million as of December 31, 2006. The allowance for loan losses as a percent of nonperforming loans was 478.0% and 558.8% as of March 31, 2007 and December 31, 2006, respectively. The decrease in allowance for loan losses as a percent of nonperforming loans of 80.8% is primarily due to an increase in total nonperforming loans of $174,000 from December 31, 2006 to March 31, 2007.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions. The allowance for the one-to-four family residential loan portfolio is calculated based upon a historical delinquency migration analysis. The developed loss factors are assigned to a one-to-four family residential loan based on the loan’s geographic location and credit classification. For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 15 year historical loan loss experience for California’s multi-family and commercial real estate secured loans compiled by the FDIC to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within this loan portfolio. For the commercial and industrial loan portfolio, along with the non-guaranteed portion of the SBA portfolio, the Bank bases the level of allowance on the type of collateral and 15 year historical loan loss experience for commercial business loans compiled by the FDIC. Given the composition of the Company’s loan portfolio, the $3.9 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2007. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Balance, beginning of period	$3,543	$3,050
Provision for loan losses	299	-
Charge-offs
Real estate:
Multi-family	-	-
Commercial and land	-	-
Construction	-	-
One-to-four family	(45)	(84)
Business Loans:
Commercial Owner Occupied	-	-
Commercial and Industrial	-	-
SBA loans	-	-
Other loans	-	-
Total charge-offs	(45)	(84)
Recoveries
Real estate:
Multi-family	-	-
Commercial and land	-	-
Construction	-	-
One-to-four family	66	25
Business Loans:
Commercial Owner Occupied	-	-
Commercial and Industrial	-	-
SBA loans	-	-
Other loans	-	1
Total recoveries	66	26
Net (charge-offs) recoveries	21	(58)
Balance, end of period	$3,863	$2,992

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $906,000 at March 31, 2007 and $712,000 as of December 31, 2006, or 0.12% and 0.10% of total assets, respectively. The increase in the total nonperforming assets is primarily due to one $325,000 commercial real estate loan that was originated in 1997, and became 90 days delinquent in March 2007. The loan is in foreclosure and the Bank does not expect to suffer a loss on the disposition. All nonperforming assets consist of loans originated in or before the year 2000.

	At March 31,	At December 31,
	2007	2006
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	483	634
Multi-family	-	-
Commercial and land	-	-
Business loans:
Commercial owner occupied	325	-
Commercial and industrial	-	-
SBA	-	-
Other loans	-	-
Total nonaccrual loans	808	634
Specific allowance	(15)	(60)
Total nonperforming loans, net	793	574
Foreclosed real estate owned ("REO")	113	138
Total nonperforming assets, net (1)	$906	$712

Restructured Loans	$-	$-

Allowance for loan losses as a percent of gross loans receivable (2)	0.65%	0.58%

Allowance for loan losses as a percent of total nonperforming loans, gross	478.09%	558.83%

Nonperforming loans, net of specific allowance, as a percent of gross loans receivable	0.13%	0.09%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.12%	0.10%

(1)
Nonperforming assets consist of nonperforming loans and REO. Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)	Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $672.8 million at December 31, 2006 to $673.5 million at March 31, 2007. The increase is primarily due to increases in total deposits and other liabilities of $8.7 million and $407,000, respectively, which were partially offset by a decrease in other borrowings of $8.4 million.

The Company had $308.1 million in FHLB advances and other borrowings as of March 31, 2007, compared to $316.5 million in such borrowings at December 31, 2006. Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $473.4 million at March 31, 2007. The Bank may borrow up to 45% of its assets under the line. As of March 31, 2007, the maximum the Bank may borrow was $326.8 million, based on the Bank’s assets as of December 31, 2006. The total cost of the Company’s borrowings at March 31, 2007 was 5.26%, an increase of 86 basis points compared to the same period in 2006.

Deposits increased by $8.7 million to $348.2 million at March 31, 2007, compared to $339.5 million of deposits at December 31, 2006. The increase in deposits is due to an increase of $10.2 million in retail certificate of deposits, which was partially offset by decreases of $4.6 million in noninterest transaction accounts. The cost of deposits as of March 31, 2007 was 4.16%, an increase of 11 basis points since December 31, 2006.

During the three months ended March 31, 2007, the cost of funds increased 93 basis points to 4.62% compared to the same period in 2006.

Total stockholders’ equity increased $458,000 to $58.5 million at March 31, 2007, compared to $58.0 million at December 31, 2006, primarily due to net income of $945,000 for the period, which was partially offset by the repurchase and retirement of 50,000 shares of the Company’s common stock.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2007 and 2006:

The Company recorded first quarter net income of $945,000, or $0.14 per diluted share, compared to net income of $1.7 million, or $0.26 per diluted share, for the first quarter of 2006, a decrease of 45.8%. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for outstanding options whose exercise price exceeds the closing market price as of March 31, 2007. See Note 6 - Earnings Per Share.

Return on average assets (ROAA) for the three months ended March 31, 2007 was 0.52% compared to 1.02% for the same period in 2006. The Company's return on average equity (ROAE) for the three months ended March 31, 2007 was 6.42% compared to 13.41% for the three months ended March 31, 2006. The Company’s basic and diluted book value per share increased to $11.22 and $9.29, respectively, at March 31, 2007, reflecting annualized increases of 6.89% and 5.68%, respectively, from December 31, 2006. Options whose exercise price exceeds the closing market price as of March 31, 2007 are excluded from the diluted book value calculation.

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

For the three months ended March 31, 2007, net interest income was $4.5 million compared to $4.6 million for the same period a year earlier. The decrease for the three month period is predominately attributable to a 32.8% growth in interest expense, from $5.8 million to $7.6 million. The growth in interest expense was predominately attributable to increases in average deposits outstanding of $9.7 million and average borrowings of $27.4 million, as well as the increase in the average cost of deposits and borrowings of 80 and 106 basis points, respectively, over the prior year period. Partially offsetting the increase in interest expense was an increase in interest income for the three months ended March 31, 2007 of 16.9%, or $1.8 million. The increase in interest income was primarily attributable to a 13.8% increase in the average loan yield to 7.28% from 6.40%, over the prior year period. The increase in loan yield is, in part, a direct reflection of the Bank’s focus on originating higher yielding loans to businesses within the Bank’s market area plus the selling of lower yielding multi-family loans.

The Company’s net interest margin for the quarter ended March 31, 2007 was 2.60% compared to 2.79% for the same period a year ago. The decrease was primarily attributable to increases in the average cost of deposits and borrowings of 80 and 106 basis points, respectively, which was partially offset by an increase in the average rate earned on loans of 88 basis points. The increase in the cost of funds is attributable to the overall rising interest rate environment, which has lead to higher borrowing cost associated with the Bank’s FHLB advances. Additionally, strong competitor deposit pricing within the Bank’s primary markets have impacted the cost of deposits as well as consumers shifting money from their transaction accounts to higher paying certificates of deposits. At March 31, 2007, the Bank's loan portfolio was comprised of $549.8 million of adjustable-rate loans, representing 92.8% of its total loan portfolio at such date. These loans, which include fixed-rate hybrid loans with initial terms of 3, 5, 7 and 10 years that become adjustable-rate loans after the initial fixed-rate period, have an overall average time to reprice of 23.7 months. The adjustable-rate loan portfolio contains $188.4 million of loans that are scheduled to reprice in April 2007, of which $89.3 million is indexed to the 12 Month Treasury Average rate (12-MTA), a lagging index, and $26.9 million that is indexed to the six-month LIBOR rate.

The following table sets forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2007 and 2006. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are measured on a daily basis. The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$486	$21	17.28%	$407	$20	19.66%
Federal funds sold	2,603	34	5.13%	1,464	15	4.22%
Investment securities	76,499	990	5.18%	49,775	569	4.57%
Loans receivable	608,469	11,079	7.28%	610,581	9,770	6.40%
Total interest-earning assets	688,057	12,124	7.05%	662,227	10,374	6.27%
Non-interest-earning assets	39,345			20,924
Total assets	$727,402			$683,151
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$96,247	$426	1.77%	$87,414	$346	1.58%
Retail certificates of deposit	223,027	2,762	4.95%	191,531	1,838	3.84%
Wholesale/brokered certificates of deposit	22,149	283	5.11%	52,777	526	3.99%
Total interest-bearing deposits	341,423	3,471	4.07%	331,722	2,710	3.27%
Borrowings	309,683	3,970	5.13%	282,318	2,861	4.05%
Subordinated debentures	10,310	203	7.88%	10,310	184	7.14%
Total borrowings	319,993	4,173	5.22%	292,628	3,045	4.16%
Total interest-bearing liabilities	661,416	7,644	4.62%	624,350	5,755	3.69%
Non-interest-bearing liabilities	7,067			6,887
Total liabilities	668,483			631,237
Equity	58,919			51,914
Total liabilities and equity	$727,402			$683,151
Net interest income		$4,480			$4,619
Net interest rate spread			2.43%			2.58%
Net interest margin			2.60%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			104.03%			106.07%

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

	Three Months Ended March 31, 2007
	Compared to
	Three Months Ended March 31, 2006
	Increase (decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$13	$(12)	$1
Federal funds sold	14	4	18
Investment securities	338	84	422
Loans receivable, net (1)	(232)	1,541	1,309
Total interest-earning assets	133	1,617	1,750

Interest-bearing liabilities:
Transaction accounts	$37	$43	$80
Retail certificates of deposit	334	590	924
Wholesale/brokered certificates of deposit	(962)	719	(243)
Borrowings	298	811	1,109
Subordinated debentures	-	19	19
Total interest-bearing liabilities	(293)	2,182	1,889
Change in net interest income	$426	$(565)	$(139)

Provision for Loan Losses

The provision for loan losses was $299,000 for the three months ended March 31, 2007 compared to zero for the same period in 2006. For the three months ended March 31, 2007, the provision increased primarily due to the overall shift in our loan portfolio mix towards more commercial real estate, business and SBA loans. Net recoveries for the first quarter of 2007 were $21,000 compared to $33,000 for the same period in 2006. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries. See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income was $1.7 million for the three months ended March 31, 2007 compared to $946,000 for the same period ended March 31, 2006. The increases in noninterest income for the three month period is primarily due to increases in gains from loan sales of $648,000 compared to the same period in 2006.

Noninterest Expense

Noninterest expenses were $4.4 million for the three months ended March 31, 2007 compared to $3.7 million for the quarter ended March 31, 2006. The increase in noninterest expense for the three months was the result of increases in compensation and benefits, legal expense, and other expenses of $413,000, $216,000, and $100,000, respectively, partially offset by a decrease of $79,000 in loss on foreclosed real estate. The increases in compensation and other expenses are reflective of the Bank’s investments in its strategic expansion through de novo branching and the addition of experienced business bankers to staff its new locations. The increase in our legal expense is due to the establishment of a $150,000 reserve for a settlement of a lawsuit against the Company. The number of employees at the Bank grew from 97 at March 31, 2006 to 116 at March 31, 2007.

Provision for Income Taxes

The Company had a tax provision for the three months ended March 31, 2007 of $546,000 compared to a provision of $151,000 for the same period in 2006. The Company benefited from a reduction in its valuation allowance for deferred taxes for three months ended March 31, 2006 of $500,000. The Company’s valuation allowance for deferred taxes was zero at March 31, 2007. At March 31, 2007, the Company’s effective tax rate was 36.6%.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank’s average liquidity ratios were 9.63% and 6.98% for the quarters ended March 31, 2007 and 2006, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $910,000 for the three months ended March 31, 2007, compared to net cash used in operating activities of $889,000 for the three months ended March 31, 2006. Net cash provided by investing activities was $16.1 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $8.6 million for the three months ended March 31, 2006. Net cash used in financing activities was $278,000 for the three months ended March 31, 2007, compared to $19.3 million for the three months ended March 31, 2006.

The Company’s most liquid assets are unrestricted cash and short-term investments. The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $33.8 million and the market-value of the Bank’s investments in mortgage-backed securities and mutual funds totaled $60.1 million. The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facilities with Salomon Brothers and Pershing, and loan sales.

As of March 31, 2007, the Bank had commitments to extend credit of $23.6 million as compared to $18.9 million at December 31, 2006. There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2007 compared to the period ended December 31, 2006 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year.

CAPITAL RESOURCES

The regulatory agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0 percent. In addition to the risk-based guidelines, regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio, of 4.0 percent. For a bank rated in the highest of the five categories used by regulators to rate banks, the minimum leverage ratio is 3.0 percent. In addition to these uniform risk-based capital guidelines that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The table in “Item 1. Financial Statements - Note 3 - “Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized. As of March 31, 2007, the Bank met the capital ratios required to be considered well capitalized.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2006. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to its Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, the Company repurchased 50,000 shares of its common stock in open market activities. All 50,000 shares were retired. The table below reflects the buyback activity for the quarter.

	Total Number		Total number of
	of shares	Average	shares repurchased
Month of	purchased/	price paid	as part of the publicly
Purchase	returned	per share	announced program
Jan-07	-	$-	-
Feb-07	-	-	-
Mar-07	50,000	11.39	50,000
Total/Average	50,000	$569,500.00	50,000

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

May 15, 2007  By: /s/ Steven R. Gardner
Date           Steven R. Gardner
           President and Chief Executive Officer
               (principal executive officer)

May 15, 2007    /s/ John Shindler
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