Form 10-Q
period 2007-08-14
PACIFIC PREMIER BANCORP INC
filed 2007-08-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-22193

(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,163,488 shares of common stock par value $0.01 per share, were outstanding as of August 14, 2007.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2007

PART I
FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Statements of Financial Condition: At June 30, 2007 (unaudited) and December 31, 2006
Consolidated Statements of Income: For the three and six months ended June 30, 2007 and 2006 (unaudited)
Consolidated Statement of Stockholders’ Equity and Comprehensive Income: For the three and six months ended June 30, 2007 and 2006 (unaudited)
Consolidated Statements of Cash Flows: For the six months ended June 30, 2007 and 2006 (unaudited) Notes to Consolidated Financial Statements (unaudited)

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

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$8,210	$7,028
Federal funds sold	12	10,012
Cash and cash equivalents	8,222	17,040
Investment securities available for sale	58,023	61,816
Federal Reserve and Federal Home Loan Bank Stock, at cost	17,338	15,328
Loans:
Loans held for sale, net	2,366	795
Loans held for investment, net of allowance of $4,090 (2007) and $3,543 (2006)	601,535	604,304
Accrued interest receivable	3,831	3,764
Other real estate owned	57	138
Premises and equipment	9,304	8,622
Current income taxes	339	130
Deferred income taxes	6,839	6,992
Bank owned life insurance	10,606	10,344
Other assets	1,080	1,601
Total Assets	$719,540	$730,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts:
Noninterest bearing	$33,453	$33,607
Interest bearing:
Transaction accounts	64,899	63,154
Retail certificates of deposit	240,014	211,714
Wholesale/brokered certifcates of deposit	34,247	30,974
Total Deposits	372,613	339,449
Borrowings	271,033	316,491
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,840	6,586
Total Liabilities	$660,796	$672,836

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,163,488 (2007) and 5,263,488 (2006) shares issued and outstanding	$52	$54
Additional paid-in capital	66,332	67,306
Accumulated deficit	(6,525)	(8,631)
Accumulated other comprehensive loss, net of tax of $782 (2007) and $483 (2006)	(1,115)	(691)
Total Stockholders’ Equity	$58,744	$58,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$719,540	$730,874

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
INTEREST INCOME:
Loans	$11,053	$10,076	$22,132	$19,846
Other interest-earning assets	1,031	660	2,075	1,263
Total interest income	12,084	10,736	24,207	21,109

INTEREST EXPENSE:
Interest on transaction accounts	459	416	885	761
Interest on certificates of deposit	3,272	2,352	6,317	4,716
Total deposit interest expense	3,731	2,768	7,202	5,477
Other borrowings	3,625	3,540	7,595	6,401
Subordinated debentures	206	197	409	381
Total interest expense	7,562	6,505	15,206	12,259

NET INTEREST INCOME	4,522	4,231	9,001	8,850

PROVISION FOR LOAN LOSSES	215	104	514	103

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,307	4,127	8,487	8,747

NONINTEREST INCOME:
Loan servicing fee income	339	406	689	744
Bank and other fee income	167	132	307	234
Net gain from loan sales	1,030	472	2,064	858
Other income	323	210	539	329
Total noninterest income	1,859	1,220	3,599	2,165

NONINTEREST EXPENSE:
Compensation and benefits	2,670	2,317	5,313	4,548
Premises and occupancy	641	558	1,208	1,102
Data processing	132	90	247	185
Net loss (gain) on foreclosed real estate	22	(38)	24	43
Legal and audit	203	126	554	262
Marketing expense	152	215	346	348
Office and postage expense	110	105	204	197
Other expense	377	365	840	727
Total noninterest expense	4,307	3,738	8,736	7,412

INCOME BEFORE INCOME TAXES	1,859	1,609	3,350	3,500
PROVISION FOR INCOME TAXES	698	(1,298)	1,244	(1,147)
NET INCOME	$1,161	$2,907	$2,106	$4,647

INCOME PER SHARE:
Basic income per share	$0.22	$0.55	$0.40	$0.88
Diluted income per share	$0.18	$0.43	$0.32	$0.70

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,177,774	5,265,329	5,215,145	5,259,775
Diluted	6,477,575	6,689,734	6,586,008	6,685,576

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2005	5,228,438	$53	$67,161	$(16,059)	$(613)		$50,542
Net income	-	-	-	4,647	-	$4,647	4,647
Unrealized loss on investments, net of tax of($126)	-	-	-	-	(178)	(178)	(178)
Total comprehensive income						$4,469
Shares repurchased	(750)
Restricted stock issued	32,550						-
Restricted stock vested		1	(1)				-
Restricted stock forfeited	(2,750)						-
Share-based compensation expense			50				50
Stock options exercised	6,500	-	57	-	-		57
Balance at June 30, 2006	5,263,988	$54	$67,267	$(11,412)	$(791)		$55,118

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Net income	-	-	-	2,106	-	$2,106	2,106
Unrealized loss on investments, net of tax of ($299)	-	-	-	-	(424)	(424)	(424)
Total comprehensive income						$1,682
Restricted stock vested		1	(1)
Share-based compensation expense			117				117
Common stock repurchased and retired	(100,000)	(3)	(1,090)				(1,093)
Balance at June 30, 2007	5,163,488	$52	$66,332	$(6,525)	$(1,115)		$58,744

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,106	$4,647
Adjustments to net income:
Depreciation expense	374	190
Provision for loan losses	514	104
Share-based compensation	117	50
(Gain) loss on sale and disposal of premises and equipment	(35)	8
Loss on sale, provision, and write-down of foreclosed real estate	62	47
Net unrealized loss and amortization on investment securities	221	164
Gain on sale of loans held for investment	(2,064)	(858)
Purchase and origination of loans held for sale	(2,129)	-
Proceeds from the sales of, and principal payments from, loans held for sale	558	176
Change in current and deferred income tax receivable	(56)	(1,951)
Increase (decrease) in accrued expenses and other liabilities	254	(328)
Federal Home Loan Bank stock dividend	(410)	(333)
Income from bank owned life insurance	(262)	(79)
Decrease (increase) in accrued interest receivable and other assets	454	(2,521)
Net cash used in operating activities	(296)	(684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	230,752	142,281
Purchase, origination and advances of loans held for investment	(226,479)	(143,278)
Principal payments on securities available for sale	3,148	-
Proceeds from sale of foreclosed real estate	65	196
Proceeds from sale of equipment	35	-
Increase in premises and equipment	(1,056)	(518)
Purchase of bank owned life insurance	-	(10,000)
Purchase of FHLB and FRB stock	(1,600)	(649)
Net cash provided by (used in) investing activities	4,865	(11,968)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	33,164	(2,414)
(Repayment of) proceeds from FHLB advances	(29,900)	(535)
(Repayment of) proceeds from other borrowings	(15,558)	10,000
Proceeds from exercise of stock options	-	57
Repurchase of common stock	(1,093)	-
Net cash (used in) provided by financing activities	(13,387)	7,108

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,818)	(5,544)
CASH AND CASH EQUIVALENTS, beginning of period	17,040	34,055
CASH AND CASH EQUIVALENTS, end of period	$8,222	$28,511

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$14,974	$13,078
Income taxes paid	$845	$1,345

NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$12	$1

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$46	$395

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and six months ended June 30, 2007 and 2006.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2007.

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

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
Additional Paid-in Capital	June 30, 2006	June 30, 2006	Change
Share-based compensation expense	50	-	50
Restricted stock issued	-	363	(363)
Exercise of stock options	57	57	-
Total activity	107	420	(313)

The following table reflects the reclassification on the statement of Company’s cash flows of proceeds from issuance of restricted stock from net cash used in operating activities to net cash used in financing activities and share-based compensation expense from increase in accrued interest and other assets to share-based compensation expense.   It also reflects the reclassification of $5.7 million from proceeds from sale and principal payments on loans held for investment to purchase, origination and advances of loans held for investment.

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
	June 30, 2006	June 30, 2006	Change

Share-based compensation expense	$50	$-	$50
Increase in accrued interest receivable and other assets	(2,521)	(2,834)	313
All other operating activities	1,787	1,787	-
Net cash used in operating activities	$(684)	$(1,047)	$363

Proceeds from sale and principal payments on loans held for investment	$142,281	$136,541	5,740
Purchase, origination and advances of loans held for investment	$(143,278)	$(137,538)	(5,740)
All other financing activities	(10,971)	(10,971)	-
Net cash provided by (used in) investing activities	$(11,968)	$(11,968)	$-

Proceeds from issuance of restricted stock	$-	$363	(363)
All other financing activities	7,108	7,108	-
Net cash (used in) provided by financing activities	$7,108	$7,471	$(363)

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (or “FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions as defined.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We adopted FIN 48 effective January 1, 2007, and have determined that as of June 30, 2007, any uncertain tax positions that might exist are immaterial.

In September 2006, FASB’s Emerging Issues Task Force (EITF) reached a final consensus on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.”  The EITF has concluded that the recognition of a liability is required for the postretirement benefits provided through an endorsement split-dollar life insurance arrangement.  Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period.  However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued.  The new guidance will be effective for fiscal years beginning after December 15, 2007 and the adoption is not expected to have a material impact on the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 permits the measurement of many financial instruments and certain other balance sheet items at fair value, in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Upon adoption, balance sheet items designated for fair value accounting are marked to market through equity, and the fair value option may also be selectively applied to items acquired after the adoption date.  Unrealized gains and losses on all items so designated are reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), and is applied only to entire instruments and not to portions thereof.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not anticipate that fair value accounting will be applied to any balance sheet item upon adoption of FAS 159 on January 1, 2008, in which case there would be no impact on our financial condition, results of operations or cash flows.  However, we cannot say with certainty that such application will not occur.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2007 (Unaudited)
Total Capital (to risk-weighted assets)
Bank	$67,539	11.83%	$45,677	8.00%	$57,096	10.00%
Consolidated	$68,594	12.02%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	63,449	8.98%	28,261	4.00%	35,326	5.00%
Consolidated	64,504	9.13%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	63,449	11.11%	22,838	4.00%	34,258	6.00%
Consolidated	64,504	11.30%	N/A	N/A	N/A	N/A

At December 31, 2006
Total Capital (to risk-weighted assets)
Bank	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Consolidated	$66,734	12.01%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	60,747	8.38%	29,012	4.00%	36,265	5.00%
Consolidated	63,357	8.73%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	60,747	10.94%	22,203	4.00%	33,305	6.00%
Consolidated	63,357	11.40%	N/A	N/A	N/A	N/A

    The amounts for December 31, 2006 are calculated using total actual assets per Office of Thrift Supervision guidelines.  As of June 30, 2007, the amounts are calculated using total average assets per Federal Reserve Board guidelines.

Note 4 – Borrowings

At June 30, 2007, total borrowings of the Company amounted to $281.3 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings and overnight advances of $215.0 million and $55.4 million, respectively, $10.3 million Trust Preferred at 8.11%, and $500,000 at a rate of 6.00% per annum against the Bank’s $18.6 million credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank’s $270.4 million in FHLB advances had a weighted average interest rate of 5.12% and the term advances had a weighted average maturity of 1.57 years as of June 30, 2007.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $462.2 million.  As of June 30, 2007, the Bank was able to borrow up to 45% of its total assets as of March 31, 2007 under the line, which amounted to $327.2 million, an increase of $400,000 from the quarter ended March 31, 2007.  FHLB advances consisted of the following as of June 30, 2007:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$95,400	35.28%	5.48%
Over one month to three months	-	0.00%	0.00%
Over three months to six months	-	0.00%	0.00%
Over six months to one year	-	0.00%	0.00%
Over one year	175,000	64.72%	4.93%
Total FHLB advances	$270,400	100.00%	5.12%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 8.11% per annum as of June 30, 2007.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 173,475 and 93,897 shares for June 30, 2007 and June 30, 2006, respectively, were excluded from the computation of diluted earnings per share due to their exercise price exceeding the average market price.

The table below set forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007			2006
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$1,161			$2,907
Basic EPS Earnings available to common stockholders	$1,161	5,177,774	$0.22	$2,907	5,265,329	$0.55
Effect of Warrants and dilutive stock options	-	1,299,801		-	1,424,405
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,161	6,477,575	$0.18	$2,907	6,689,734	$0.43

	For the Six Months Ended June 30,
	2007			2006
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$2,106			$4,647
Basic EPS Earnings available to common stockholders	$2,106	5,215,145	$0.40	$4,647	5,259,775	$0.88
Effect of Warrants and dilutive stock options	-	1,370,863		-	1,425,801
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$2,106	6,586,008	$0.32	$4,647	6,685,576	$0.70

Note 7 – Valuation Allowance for Deferred Income Taxes

During 2006, the Company reversed all remaining valuation allowance, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes.  The Company benefited from the reduction in its valuation allowance for deferred taxes for the three and six months ended June 30, 2006 of $1.9 million and $2.4 million.  The Company’s valuation allowance for deferred taxes was zero at June 30, 2007.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) changes in the performance of the financial markets,  (2) changes in the demand for and market acceptance of the Company’s products and services,  (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive products and pricing,  (4) the effect of the Company’s policies,  (5) the continued availability of adequate funding sources,  and  (6) various legal, regulatory and litigation risks.

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2007 and 2006.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2006 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

The Company, a Delaware corporation organized in 1997, is a bank holding company that owns 100% of the capital stock of the Bank, the Company’s principal operating subsidiary.  The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and on March 30, 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve System.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Board of Governors of the Federal Reserve System (“FRB”), and by the FDIC.  Additionally, the Company is subject to regulation by the FRB.

The Company is a financial services organization committed to serving consumers and small businesses in Southern California. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  The Company’s corporate headquarters are located in Costa Mesa, California.  The Bank, through its branches and web site at www.PPBI.net on the Internet, offers a broad array of deposit products and services for both commercial and consumer customers including NOW accounts, checking,  money market and savings accounts, cash management services, electronic banking, and on-line bill payment services.  Additionally, the Bank offers a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans. The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

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

FINANCIAL CONDITION

Total assets of the Company were $719.5 million as of June 30, 2007, compared to $730.9 million as of December 31, 2006.  The $11.4 million, or 1.6%, decrease in total assets is primarily due to decreases in federal funds sold and net loans of $10.0 million and $1.2 million, respectively.

Investment Securities

A summary of the Company’s securities as of June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities (1)	$32,200	$-	$(757)	$31,443
Mutual Funds (2)	27,719	-	(1,139)	26,580
Total securities available for sale	$59,919	$-	$(1,896)	$58,023

Securities Held to Maturity:
FHLB Stock	$15,738	$-	$-	$15,738
Federal Reserve Bank Stock	1,600	-	-	1,600
Total securities held to maturity	$17,338	$-	$-	$17,338
Total securities	$77,257	$-	$(1,896)	$75,361

	December 31, 2006
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	-	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816

Securities Held to Maturity:
FHLB Stock	$15,328	$-	$-	$15,328
Total securities held to maturity	$15,328	$-	$-	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

(1)
At June 30, 2007, mortgage-backed securities include two collateralized mortgage obligations (“CMO”) with a carrying value of $9.1 million.  One CMO with a carrying value of $7.1 million is secured by the Federal Home Loan Mortgage Corporation; the other CMO with a carrying value of $2.0 million is a “AAA” rated private label issue.

(2)
The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended June 30, 2007.  An aggregate of $714,000 of the mutual funds have been pledged to Pershing, LLC to secure an advance of $500,000 under the Bank’s $18.6 million line of credit.

Investment Securities by Contractual Maturity
As of June 30, 2007
(dollars in thousands)
	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$-	0.00%	$-	0.00%	$-	0.00%	$31,443	5.18%	$31,443	5.18%
Mutual Fund	26,580	5.20%	-	0.00%	-	0.00%	-	0.00%	26,580	5.20%
Total securities available for sale	26,580	5.20%	-	0.00%	-	0.00%	31,443	5.18%	58,023	5.19%

FHLB Stock	15,738	4.72%	-	0.00%	-	0.00%	-	0.00%	15,738	4.72%
Federal Reserve Bank Stock	1,600	6.00%	-	0.00%	-	0.00%	-	0.00%	1,600	6.00%
Total securities held to maturity	17,338	4.84%	-	0.00%	-	0.00%	-	0.00%	17,338	4.84%
Total securities	$43,918	4.84%	$-	0.00%	$-	0.00%	$31,443	5.18%	$75,361	4.98%

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

Loans

Gross loans outstanding totaled $607.5 million at June 30, 2007 compared to $607.6 million at December 31, 2006.  The decrease is primarily due to the Bank selling $108.4 million of multi-family loans and $5.9 million of commercial real estate loans, which generated net gains of $2.1 million. Additionally, gross loans were also impacted by the prepayment of loans totaling $83.9 million, which generated noninterest income of $477,000. Partially offsetting the loan sales and prepayments were new loan originations.  The Bank originated $217.3 million of new loans, consisting of $151.9 million of multi-family, $18.1 million of commercial real estate and land, $41.3 million of business loans consisting of $4.0 million of commercial real estate owner-occupied loans, $29.5 million of commercial and industrial loans, and $7.8 million of SBA loans, and $6.0 million of other residential loans.  Management has utilized loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of its loan portfolio, and net balance sheet growth, and expects to continue to do so for the foreseeable future.  The Bank’s pipeline of new loans at June 30, 2007 was $173.3 million.

A summary of the Company’s loan originations, loan sales and principal repayments for the six months ended June 30, 2007 and 2006 are as follows:

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Beginning balance, gross	$607,618	$604,976
Loans originated and purchased:
Real Estate:
Multi-family	151,904	82,032
Commercial real estate	18,089	43,712
One-to-four family (1)	3,191	-
Construction-Multi-family	2,750	-
Business Loans:
Commercial Owner Occupied (1)	4,024	-
Commercial and Industrial (1)	29,459	9,943
SBA (1)	7,855	1,351
Other	30	500
Total loans originated and purchased	217,302	137,538
Total	824,920	742,514
Less:
Principal repayments	114,347	62,532
Change in undisbursed loan funds	(11,306)	(5,740)
Charge-offs	45	187
Loan Sales	114,278	78,769
Transfers to Real Estate Owned	46	395
Total Gross loans	607,510	606,371
Less ending balance loans held for sale (gross)	(2,343)	(280)
Ending balance loans held for investment (gross)	$605,167	$606,091

(1) Includes lines of credit.

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	June 30, 2007			December 31, 2006
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$331,946	54.64%	6.98%	$357,275	58.80%	6.90%
Commercial	162,943	26.82%	7.52%	173,452	28.55%	7.38%
Construction	1,097	0.18%	8.50%	-	0.00%	0.00%
One-to-four family (1)	14,072	2.32%	8.76%	12,825	2.11%	9.48%
Business Loans:
Commercial Owner Occupied	50,184	8.26%	7.57%	35,929	5.91%	7.31%
Commercial and Industrial	38,664	6.36%	9.04%	22,762	3.75%	9.09%
SBA	8,493	1.40%	9.98%	5,312	0.87%	9.90%
Other Loans	111	0.02%	9.39%	63	0.01%	9.44%
Total Gross loans	$607,510	100.00%	7.39%	$607,618	100.00%	7.23%

The following table sets forth the repricing characteristics of the Company’s multi-family and commercial real estate (excluding land) and commercial owner occupied loan portfolio in dollar amounts as of June 30, 2007:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	296	$232,651	7.720%	2.37
3 Year	109	127,864	6.734%	27.14
5 Year	119	130,026	6.769%	48.83
7 Year	10	7,833	7.210%	72.63
10 Year	18	14,149	6.920%	116.29
Fixed	30	32,549	7.091%	-
Total	582	$545,073	7.196%	114.56

* Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $4.1 million as of June 30, 2007 and $3.5 million as of December 31, 2006.   The increase in the allowance for loan losses was primarily due to the transitioning of the Bank’s loan portfolio to include more business loans and less multi-family loans.  Commercial real estate owner-occupied loans, commercial and industrial loans and SBA loans increased during the first six months of 2007 by $14.3 million, $15.9 million, and $3.2 million, respectively.  Commercial real estate and land loans decreased by $10.5 million, and multi-family loans decreased by $25.3 million since December 31, 2006.  The allowance for loan losses as a percent of nonperforming loans was 891.1% and 558.8% as of June 30, 2007 and December 31, 2006, respectively.   The increase in allowance for loan losses as a percent of nonperforming loans of 332.0% is primarily due to a decrease in total nonperforming loans of $175,000 from December 31, 2006 to June 30, 2007.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is calculated based upon a historical delinquency migration analysis. The developed loss factors are assigned to a one-to-four family residential loan based on the loan’s geographic location and credit classification.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 15 year historical loan loss experience for California’s multi-family and commercial real estate secured loans compiled by the FDIC to determine its loss factors, since the Bank has not experienced any losses or delinquency on its own loans within this loan portfolio.  For the commercial and industrial loan portfolio, along with the non-guaranteed portion of the SBA portfolio, the Bank bases the level of allowance on the type of collateral and 15 year historical loan loss experience for commercial business loans compiled by the FDIC.  Given the composition of the Company’s loan portfolio, the $4.1 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2007.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2007 and 2006:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Balance, beginning of period	$3,863	$2,992	$3,543	$3,050

Provision for loan losses	215	104	514	104

Charge-offs
Real estate:
Multi-family	-	-	-	-
Commercial and land	-	-	-	-
Construction	-	-	-	-
One-to-four family	-	(152)	(45)	(236)
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	-	-	-	-
Other loans	-	-	-	-
Total charge-offs	-	(152)	(45)	(236)
Recoveries
Real estate:
Multi-family	-	-	-	-
Commercial and land	-	-	-	-
Construction	-	-	-	-
One-to-four family	10	22	76	47
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	-	-	-	-
Other loans	2	1	2	2
Total recoveries	12	23	78	49
Net recoveries (charge-offs)	12	(129)	33	(187)
Balance, end of period	$4,090	$2,967	$4,090	$2,967

Composition of Nonperforming Assets
The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $501,000 at June 30, 2007 and $712,000 as of December 31, 2006, or 0.07% and 0.10% of total assets, respectively.  All nonperforming assets consist of loans originated in or before the year 2000.

	At June 30,	At December 31,
	2007	2006
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	459	634
Multi-family	-	-
Commercial and land	-	-
Business loans:
Commercial owner occupied	-	-
Commercial and industrial	-	-
SBA	-	-
Other loans	-	-
Total nonaccrual loans	459	634
Specific allowance	(15)	(60)
Total nonperforming loans, net	444	574
Foreclosed real estate owned ("REO")	57	138
Total nonperforming assets, net (1)	$501	$712

Restructured Loans	$-	$-

Allowance for loan losses as a percent of
gross loans receivable (2)	0.67%	0.58%

Allowance for loan losses as a percent of
total nonperforming loans, gross	891.07%	558.83%

Nonperforming loans, net of specific allowances, as a
percent of gross loans receivable	0.07%	0.09%

Nonperforming assets, net of specific allowances, as a
percent of total assets	0.07%	0.10%

(1)
Nonperforming assets consist of nonperforming loans and REO.  Nonperforming loans consisted of all loans 90 days or more past due and foreclosures in process less than 90 days and still accruing interest.

(2)	Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $672.8 million at December 31, 2006 to $660.8 million at June 30, 2007.  The decrease is primarily due to decreases in other borrowings of $45.5 million which were partially offset by an increase in total deposits of $33.2 million.

The Company had $271.0 million in FHLB advances and other borrowings as of June 30, 2007, compared to $316.5 million in such borrowings at December 31, 2006.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $462.2million at June 30, 2007.  The Bank may borrow up to 45% of its assets under the FHLB line.  As of June 30, 2007, the maximum the Bank may borrow through FHLB was $327.2 million, based on the Bank’s assets as of March 31, 2007.  The total cost of the Company’s borrowings for the sixmonth period ending June 30, 2007 was 5.13%, an increase of 76 basis points compared to the same period in 2006.

The Corporation had $10.3 million of subordinated debentures as of June 30, 2007 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the six months ending June 30, 2007 was 7.93%, compared to 7.39% for the same period in 2006.

Deposits increased by $33.2 million to $372.6 million at June 30, 2007, compared to $339.5 million of deposits at December 31, 2006.  The increase in deposits is comprised of increases of $1.7 million in transaction account, $28.3 million in retail certificates of deposit, and $3.3 million in brokered certificate of deposits.  The cost of deposits as of June 30, 2007 was 4.21%, an increase of 16 basis points since December 31, 2006.

 During the six months ended June 30, 2007, the cost of funds was 4.65%, an increase of 73 basis points compared to the same period in 2006.

Total stockholders’ equity increased$706,000 to $58.7 million at June 30, 2007, compared to $58.0 million at December 31, 2006, primarily due to net income of $2.1 million for the period, which was partially offset by the repurchase and retirement of 100,000 shares of the Company’s common stock.

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2007 and 2006:

The Company recorded second quarter net income of $1.2 million, or $0.18 per diluted share, compared to net income of $2.9 million, or $0.43 per diluted share, for the second quarter of 2006, a decrease of 58.8% in earnings per diluted share. During the second quarter of 2006, the Company reversed the remaining valuation allowance of $1.9 million for its deferred taxes resulting in a net tax benefit of $1.3 million for the quarter ended June 30, 2006. The net income for the six months ended June 30, 2007 was $2.1 million, or $0.32 per diluted share, compared to net income of $4.6 million, or $0.56 per diluted share, for the six months ended June 30, 2006.All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of June 30, 2007, outstanding.  See Note 6 – Earnings Per Share.

Return on average assets (ROAA) for the three and six months ended June 30, 2007 was .65% and .59% compared to 1.69% and 1.36% for the same periods in 2006.  The Company's return on average equity (ROAE) for the three and six months ended June 30, 2007 was 7.75% and 7.09%, respectively, compared to 21.63% and 17.59%, respectively, for the three and sixmonths ended June 30, 2006.  The Company’s basic and diluted book value per share increased to $11.38 and $9.41, respectively, at June 30, 2007, reflecting annualized increases of 6.46% and 5.57% from December 31, 2006.  Options whose exercise price exceeds the closing market price as of June 30, 2007 are excluded from the diluted book value calculation.

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

For the three and six months ended June 30, 2007, net interest income was $4.5 million and $9.0 million, respectively, compared to $4.2 million and $8.9 million for the same periods a year earlier.  The increase for the three month period is predominately attributable to a 12.6% growth in interest income, from $10.7million to$12.1million, for the three months ended June 30, 2007.  Growth in interest income was predominately attributable to a 10.3%increase in the average loan yield to 7.37% from 6.68% over the prior year period which was partially offset by a decrease in average loans outstanding of $8.7 million.  As part of the Bank’s transformation to a commercial banking platform, management has implemented various strategies to increase interest income through the origination of higher yielding commercial real estate and small business loans.  Partially offsetting the increase in interest income was an increase in interest expense for the three months ended June 30, 2007 of 16.2%, or $1.1million.  The increase in interest expense was attributable to increases in average deposits outstanding of $38.9million, as well as the increase in the average cost of deposits and borrowings of  70 and 46 basis points, respectively, over the prior year period.

The Company’s net interest margin for the quarter ended June 30, 2007 was 2.63% compared to 2.58% for the same period a year ago. The increase was primarily attributable to an increase in the average rate earned on loans of 69 basis points which was partially offset by increases in the average cost of deposits and borrowings.  The increase in the cost of funds is attributable to the strong competitor deposit pricing within the Bank’s primary markets and higher borrowing cost associated with the Bank’s Federal Home Loan Bank (“FHLB”) advances.  The increase in loan rates is primarily due to the change in the mix of the loan portfolio to include more commercial real estate and business loans and less multi-family loans. Non-multi-family loans increased from 28.7% of the loan portfolio as of June 30, 2006 to 45.4% a year later.

The following table sets forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2007 and 2006.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$381	$19	19.95%	$1,077	$60	22.28%
Federal funds sold	1,212	16	5.09%	484	6	3.96%
Investment securities	76,752	996	5.19%	50,276	594	4.73%
Loans receivable	594,679	10,962	7.37%	603,366	10,076	6.68%
Total interest-earning assets	673,024	11,993	7.13%	655,203	10,736	6.55%
Non-interest-earning assets	39,091			32,551
Total assets	$712,115			$687,754

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$94,031	$459	1.95%	$89,899	$416	1.85%
Retail certificates of deposit	232,194	2,920	5.03%	188,983	1,949	4.13%
Wholesale/brokered certificates of deposit	26,626	352	5.29%	35,079	403	4.60%
Total interest-bearing deposits	352,851	3,731	4.23%	313,961	2,768	3.53%
Borrowings	283,163	3,625	5.12%	303,696	3,540	4.66%
Subordinated debentures	10,310	205	7.95%	10,310	197	7.64%
Total borrowings	293,473	3,830	5.22%	314,006	3,737	4.76%
Total interest-bearing liabilities	646,324	7,561	4.68%	627,967	6,505	4.14%

Non-interest-bearing liabilities	5,864			6,010
Total liabilities	652,188			633,977

Equity	59,927			53,777
Total liabilities and equity	$712,115			$687,754

Net interest income		$4,432			$4,231
Net interest rate spread			2.45%			2.41%
Net interest margin			2.63%			2.58%
Ratio of interest-earning assets to interest-bearing liabilities			104.13%			104.34%

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$433	$41	18.94%	$744	$79	21.24%
Federal funds sold	1,904	49	5.11%	971	21	4.33%
Investment securities	76,626	1,986	5.18%	50,026	1,163	4.65%
Loans receivable	601,537	22,132	7.36%	606,954	19,846	6.54%
Total interest-earning assets	680,500	24,208	7.11%	658,695	21,109	6.41%
Non-interest-earning assets	39,216			26,770
Total assets	$719,716			$685,465

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$95,133	$886	1.86%	$88,664	$761	1.72%
Retail certificates of deposit	227,636	5,682	4.99%	190,250	3,787	3.98%
Wholesale/brokered certificates of deposit	24,400	635	5.20%	43,879	929	4.23%
Total interest-bearing deposits	347,169	7,203	4.15%	322,793	5,477	3.39%
Borrowings	296,350	7,595	5.13%	293,066	6,401	4.37%
Subordinated debentures	10,310	409	7.93%	10,310	381	7.39%
Total borrowings	306,660	8,004	5.22%	303,376	6,782	4.47%
Total interest-bearing liabilities	653,829	15,207	4.65%	626,169	12,259	3.92%

Non-interest-bearing liabilities	6,462			6,446
Total liabilities	660,291			632,615

Equity	59,425			52,850
Total liabilities and equity	$719,716			$685,465

Net interest income		$9,001			$8,850
Net interest rate spread			2.46%			2.49%
Net interest margin			2.65%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities			104.08%			105.19%

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

	Compared to			Compared to
	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(35)	$(6)	$(41)	$(30)	$(8)	$(38)
Federal funds sold	8	2	10	24	4	28
Investment securities	339	63	402	677	146	823
Loans receivable, net	(911)	1,797	886	(509)	2,795	2,286
Total interest-earning assets	(599)	1,856	1,257	162	2,937	3,099

Interest-bearing liabilities:
Transaction accounts	$20	$23	$43	$58	$67	$125
Retail certificates of deposit	496	475	971	827	1,068	1,895
Wholesale/brokered certificates of deposit	(330)	279	(51)	(756)	462	(294)
Borrowings	(1,100)	1,185	85	73	1,121	1,194
Subordinated debentures	-	8	8	-	28	28
Total interest-bearing liabilities	(914)	1,970	1,056	202	2,746	2,948

Change in net interest income	$315	$(114)	$201	$(40)	$191	$151

Provision for Loan Losses

The provision for loan losses was $215,000 and $514,000 for the three and six months ended June 30, 2007, respectively, compared to $104,000 and $103,000 for the same periods in 2006.  The increase in the provisions for the six months ended June 30, 2007 compared to the same period in 2006 is primarily due to the transitioning of the Bank’s loan portfolio to include more commercial real estate and business loans and less multi-family loans.  The reserve for commercial real estate and business loans increased during the six month period ended June 30, 2007 by a total of $651,000 compared to $285,000 for the same period in 2006.  Net recoveries for the three and six months ended June 30, 2007 were $12,000 and $33,000, respectively, compared to charge-offs of $129,000 and $187,000, respectively, for the same periods in 2006. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income was $1.9 million and $3.6 million for the three and six months ended June 30, 2007, respectively, compared to $1.2 million and $2.2 million, respectively, for the same periods ended June 30, 2006.  The increases in noninterest income for the three and six month periods are primarily due to an increase in gains from loan sales of $558,000 and $1.2 million, respectively, compared to the same periods in 2006.

Noninterest Expense

Noninterest expenses were $4.3 million and $8.7 million for the three and six months ended June 30, 2007, respectively, compared to $3.7 million and $7.4 million for the same periods ended June 30, 2006.  The increase in noninterest expense for the three and six months were the result of increases in compensation and benefits and legal and audit expense of $353,000 and $77,000 for the three months, respectively, and $765,000 and $292,000 for the six months, respectively.  The increase in compensation and benefits reflects the Bank’s investment in its strategic expansion through de novo branches and the addition of experienced business bankers to staff its locations.  The number of employees at the Bank grew from 109 at June 30, 2006 to 114 at June 30, 2007.  The increase in legal and audit expense is primarily due to a lawsuit that was settled in June 2007 that cost the Bank a total of $250,000 in legal and settlement fees during the last six months compared to $32,000 in the same prior year period.

Provision for Income Taxes

The Company had a tax provision for the three and six months ended June 30, 2007 of $698,000 and $1.2 million, respectively.  For the same periods a year earlier, the Company had a tax benefit of $1.3 million and $1.1 million, respectively. During 2006 the Company benefited from a reduction in its valuation allowance for deferred taxes of $1.9 million for the three month period ending June 30, 2006 and $2.4 million for the six month period ending June 30, 2006.  The Company’s valuation allowance for deferred taxes was zero at June 30, 2007, as the deferred tax assets were determined, more likely than not, to be realized based on recent earnings and management’s analysis of the valuation allowance during the quarter. At June 30, 2007, the Company’s effective tax rate for the most recent three and six months periods were 37.5% and 37.1%, respectively.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 10.44% and 7.08% for the quarters ended June 30, 2007 and 2006, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows used in operating activities were $296,000 for the six months ended June 30, 2007, compared to net cash used in operating activities of $684,000 for the six months ended June 30, 2006.  Net cash provided by investing activities was $4.9 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $11.9 million for the six months ended June 30, 2006.  Net cashused in financing activities was $13.4 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $7.1 million for the six months ended June 30, 2006.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2007, cash and cash equivalents totaled $8.2 million and the market-value of the Bank’s investments in mortgage-backed securities and mutual funds totaled $58.0 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facilities with Salomon Brothers and Pershing, and loan sales.

As of June 30, 2007, the Bank had commitments to extend credit of $32.8 million as compared to $18.9 million at December 31, 2006.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2007 compared to the period ended December 31, 2006 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year.

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

The table in “Item 1. Financial Statements - Note 3 - “Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of June 30, 2007, the Bank met the capital ratios required to be considered well capitalized.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, the Company repurchased 50,000 shares of its common stock in open market activities.  All 50,000 shares were retired.  The table below reflects the buyback activity for the quarter.

Month of Purchase	Total Number of shares purchased/returned	Average price paid per share	Total Number of shares repurchased as part of the publicly announced program

Apr-07	50,000	$10.48	50,000
May-07	-	-	-
Jun-07	-	-	-
Total/Average	50,000	$524,000.00	50,000

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 23, 2007, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.	Election of the following directors to terms expiring in 2009:

	Affirmative	Votes
	Votes	Withheld

Steven R. Gardner	3,430,299	258,488
Jeff C. Jones	3,434,799	253,955

2.	Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2007:

Affirmative	Votes	Votes
Votes	Against	Abstain

3,682,876	2,899	2,979

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

PACIFIC PREMIER BANCORP, INC.,

August 14, 2007	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 14, 2007	/s/ John Shindler
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