Form 10-Q
period 2007-09-30
PACIFIC PREMIER BANCORP INC
filed 2007-11-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,163,488 shares of common stock par value $0.01 per share, were outstanding as of November 14, 2007.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PAGE
PART I
FINANCIAL INFORMATION

     Item 1            Financial Statements

            Consolidated Statements of Financial Condition:  At September 30, 2007 (unaudited) and December 31, 2006

            Consolidated Statements of Income:  For the three and nine months ended September 30, 2007 and 2006 (unaudited)

            Consolidated Statements of Stockholders’ Equity and Comprehensive Income:  For the three and nine months ended September 30, 2007 and 2006 (unaudited)

            Consolidated Statements of Cash Flows:  For the nine months ended September 30, 2007 and 2006 (unaudited)

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

    Item 5             Other Information

    Item 6             Exhibits

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$6,848	$7,028
Federal funds sold	11	10,012
Cash and cash equivalents	6,859	17,040
Investment securities available for sale	57,060	61,816
Investment securities held to maturity:
Federal Reserve and Federal Home Loan Bank Stock, at cost	16,602	15,328
Federal Home Loan Bank note	39,980	-
Loans:
Loans held for sale, net	2,151	795
Loans held for investment, net of allowance of $4,447 (2007) and $3,543 (2006)	623,953	604,304
Accrued interest receivable	4,152	3,764
Other real estate owned	20	138
Premises and equipment	9,646	8,622
Current income taxes	130	130
Deferred income taxes	6,885	6,992
Bank owned life insurance	10,738	10,344
Other assets	924	1,601
Total Assets	$779,100	$730,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$29,657	$33,607
Interest bearing:
Transaction accounts	60,661	63,154
Retail certificates of deposit	255,530	211,714
Wholesale/brokered certifcates of deposit	44,203	30,974
Total Deposits	390,051	339,449
Borrowings	311,285	316,491
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	7,541	6,586
Total Liabilities	$719,187	$672,836

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,163,488 (2007) and 5,263,488 (2006) shares issued and outstanding	$52	$54
Additional paid-in capital	66,371	67,306
Accumulated deficit	(5,674)	(8,631)
Accumulated other comprehensive loss, net of tax of $584 (2007) and $483 (2006)	(836)	(691)
Total Stockholders’ Equity	$59,913	$58,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$779,100	$730,874

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
INTEREST INCOME:
Loans	$11,758	$10,658	$33,890	$30,504
Other interest-earning assets	1,050	678	3,125	1,941
Total interest income	12,808	11,336	37,015	32,445

INTEREST EXPENSE:
Interest on transaction accounts	452	430	1,338	1,191
Interest on certificates of deposit	3,703	2,581	10,020	7,297
Total deposit interest expense	4,155	3,011	11,358	8,488
Other borrowings	3,730	4,028	11,324	10,429
Subordinated debentures	208	211	617	592
Total interest expense	8,093	7,250	23,299	19,509

NET INTEREST INCOME	4,715	4,086	13,716	12,936

PROVISION FOR LOAN LOSSES	403	-	917	104

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,312	4,086	12,799	12,832

NONINTEREST INCOME:
Loan servicing fee income	167	369	856	1,113
Bank and other fee income	155	136	463	370
Net gain from loan sales	970	1,462	3,034	2,321
Other income	227	219	766	548
Total noninterest income	1,519	2,186	5,119	4,352

NONINTEREST EXPENSE:
Compensation and benefits	2,716	2,389	8,029	6,937
Premises and occupancy	601	580	1,809	1,683
Data processing	137	99	384	284
Net gain on foreclosed real estate	35	26	59	69
Legal and audit	147	118	702	380
Marketing expense	220	215	566	563
Office and postage expense	95	102	299	299
Other expense	455	394	1,295	1,120
Total noninterest expense	4,406	3,923	13,143	11,335

INCOME BEFORE INCOME TAXES	1,425	2,349	4,775	5,849
PROVISION (BENEFIT) FOR INCOME TAXES	574	845	1,818	(302)
NET INCOME	$851	$1,504	$2,957	$6,151

INCOME PER SHARE:
Basic income per share	$0.16	$0.29	$0.57	$1.17
Diluted income per share	$0.13	$0.23	$0.45	$0.92

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,163,488	5,263,988	5,197,737	5,261,195
Diluted	6,491,760	6,684,649	6,554,247	6,685,263

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2005	5,228,438	$53	$67,161	$(16,059)	$(613)		$50,542
Net income	-	-	-	6,151	-	$6,151	6,151
Unrealized loss on investments, net of tax of ($1)	-	-	-	-	(15)	(15)	(15)
Total comprehensive income						$6,136
Shares repurchased	(2,750)						-
Restricted stock issued	34,550						-
Restricted stock vested		1	(1)				-
Restricted stock forfeited	(2,750)						-
Share-based compensation expense			62				62
Stock options exercised	6,500	-	57	-	-		57
Balance at September 30, 2006	5,263,988	$54	$67,279	$(9,908)	$(628)		$56,797

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Net income	-	-	-	2,957	-	$2,957	2,957
Unrealized loss on Investments, net of tax of ($101)	-	-	-	-	(145)	(145)	(145)
Total comprehensive income						$2,812
Restricted stock vested		1	(1)
Share-based compensation expense			156				156
Common stock repurchased and retired	(100,000)	(3)	(1,090)				(1,093)
Balance at September 30, 2007	5,163,488	$52	$66,371	$(5,674)	$(836)		$59,913

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,957	$6,151
Adjustments to net income:
Depreciation expense	599	295
Provision for loan losses	917	104
Share-based compensation	156	62
(Gain) loss on sale and disposal of premises and equipment	(200)	8
Loss on sale, provision, and write-down of foreclosed real estate	95	100
Net unrealized loss (gain) and amortization on investment securities	(18)	57
Gain on sale of loans held for investment	(3,034)	(2,321)
Purchase and origination of loans held for sale	(2,181)	-
Proceeds from the sales of, and principal payments from, loans held for sale	825	161
Change in current and deferred income tax receivable	107	(2,001)
Increase in accrued expenses and other liabilities	955	5,232
Federal Home Loan Bank stock dividend	(611)	(523)
Income from bank owned life insurance	(394)	(212)
Decrease (increase) in accrued interest receivable and other assets	289	(2,366)
Net cash provided by operating activities	462	4,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	319,845	257,829
Purchase, origination and advances of loans held for investment	(337,423)	(247,771)
Principal payments on securities available for sale	4,629	-
Proceeds from sale of foreclosed real estate	69	280
Purchase of securities available for sale	-	(2,220)
Purchase of securities held to maturity	(39,980)	-
Proceeds from sale of equipment	200	-
Increase in premises and equipment	(1,623)	(679)
Purchase of bank owned life insurance	-	(10,000)
Purchase and redemption of FHLB and FRB stock	(663)	(649)
Net cash used in investing activities	(54,946)	(3,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	50,602	(6,434)
Proceeds from (repayment of) FHLB advances	10,400	(7,835)
(Repayment of) proceeds from other borrowings	(15,606)	12,000
Proceeds from exercise of stock options	-	57
Repurchase of common stock	(1,093)	-
Net cash provided by (used in) financing activities	44,303	(2,212)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,181)	(675)
CASH AND CASH EQUIVALENTS, beginning of period	17,040	34,055
CASH AND CASH EQUIVALENTS, end of period	$6,859	$33,380

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$23,498	$19,524
Income taxes paid	$1,775	$1,345

NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$12	$-

NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$46	$395
Transfer loans from held for investment	$-	$1,223
Transfer loans from held for sale	$-	$279

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and nine months ended September 30, 2007 and 2006.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2007.

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

 The following table reflects the reclassification on the Company’s consolidated balance sheet of restricted shares issued from other assets to additional paid-in capital due to a 2006 year end audit adjustment.  The adjustment was related to the recording of our 2006 issuance of restricted shares.

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
Additional Paid-in Capital	September 30, 2006	September 30, 2006	Change

Share-based compensation expense	62	-	62
Restricted stock issued	-	363	(363)
Exercise of stock options	57	57	-
Total activity	119	420	(301)

The following table reflects the reclassification on the statement of Company’s cash flows of proceeds from issuance of restricted stock from net cash used in operating activities to net cash used in financing activities and share-based compensation expense from increase in accrued interest and other assets to share-based compensation expense.   It also reflects the reclassification of $8.3 million from proceeds from sale and principal payments on loans held for investment to purchase, origination and advances of loans held for investment.

	With reclassifications	Originally presented
	For Quarter Ended	For Quarter Ended	Net
	September 30, 2006	September 30, 2006	Change

Share-based compensation expense	$62	$-	$62
Increase in accrued interest receivable and other assets	(2,366)	(2,667)	301
All other operating activities	7,051	7,051	-
Net cash provided by operating activities	$4,747	$4,384	$363

Proceeds from sale and principal payments on loans held for investment	$257,829	$249,554	8,275
Purchase, origination and advances of loans held for investment	$(247,771)	$(239,496)	(8,275)
All other financing activities	(13,268)	(13,268)	-
Net cash used in investing activities	$(3,210)	$(3,210)	$-

Proceeds from issuance of restricted stock	$-	$363	(363)
All other financing activities	(2,212)	(2,212)	-
Net cash used in financing activities	$(2,212)	$(1,849)	$(363)

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (or “FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions as defined.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We adopted FIN 48 effective January 1, 2007, and have determined that as of September 30, 2007, any uncertain tax positions that might exist are immaterial.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits the measurement of many financial instruments and certain other balance sheet items at fair value, in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Upon adoption, balance sheet items designated for fair value accounting are marked to market through equity, and the fair value option may also be selectively applied to items acquired after the adoption date.  Unrealized gains and losses on all items so designated are reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument (with a few exceptions), and is applied only to entire instruments and not to portions thereof.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not anticipate that fair value accounting will be applied to any balance sheet item upon adoption of SFAS 159 on January 1, 2008, in which case there would be no impact on our financial condition, results of operations or cash flows.  However, we cannot say with certainty that such application will not occur.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2007 (Unaudited)

Total Capital (to risk-weighted assets)
Bank	$68,914	11.35%	$48,553	8.00%	$60,691	10.00%
Consolidated	$69,791	11.41%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	64,467	8.63%	29,898	4.00%	37,372	5.00%
Consolidated	65,344	8.74%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,467	10.62%	24,277	4.00%	36,415	6.00%
Consolidated	65,344	10.68%	N/A	N/A	N/A	N/A

At December 31, 2006

Total Capital (to risk-weighted assets)
Bank	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Consolidated	$66,734	12.01%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	60,747	8.38%	29,012	4.00%	36,265	5.00%
Consolidated	63,357	8.73%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	60,747	10.94%	22,203	4.00%	33,305	6.00%
Consolidated	63,357	11.40%	N/A	N/A	N/A	N/A

    The amounts for December 31, 2006 are calculated using total actual assets per Office of Thrift Supervision guidelines.  As of September 30, 2007, the amounts are calculated using total average assets per Federal Reserve Board guidelines.

Note 4 – Borrowings

At September 30, 2007, total borrowings of the Company amounted to $321.6 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings and overnight advances of $265.0 million and $45.7 million, respectively, $10.3 million Trust Preferred Securities at 8.11%, and $500,000 at a rate of 5.50% per annum against the Bank’s $18.6 million credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank’s $310.7 million in FHLB advances had a weighted average interest rate of 4.85% and the term advances had a weighted average maturity of 1.22 years as of September 30, 2007.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $470.0 million.  As of September 30, 2007, the Bank was able to borrow up to 45% of its total assets as of June 30, 2007 under the line, which amounted to $321.6 million, a decrease of $5.6 million from the quarter ended June 30, 2007.  FHLB advances consisted of the following as of September 30, 2007:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$135,700	43.68%	4.74%
Over one month to three months	-	0.00%	0.00%
Over three months to six months	-	0.00%	0.00%
Over six months to one year	-	0.00%	0.00%
Over one year	175,000	56.32%	4.93%
Total FHLB advances	$310,700	100.00%	4.85%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 8.11% per annum as of September 30, 2007.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 161,862 and 254,261 shares for the three months ended September 30, 2007 and September 30, 2006, respectively, and 190,110 and 257,668 for the nine months ended September 30, 2007 and September 30, 2006, respectively, were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The table below set forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,
	2007			2006
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$851			$1,504
Basic EPS Earnings available to common stockholders	$851	5,163,488	$0.16	$1,504	5,263,988	$0.29
Effect of Warrants and dilutive stock options	-	1,328,272		-	1,420,661
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$851	6,491,760	$0.13	$1,504	6,684,649	$0.23

	For the Nine Months Ended September 30,
	2007			2006
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)

Net Earnings	$2,957			$6,151
Basic EPS Earnings available to common stockholders	$2,957	5,197,737	$0.57	$6,151	5,261,195	$1.17
Effect of Warrants and dilutive stock options	-	1,356,510		-	1,424,068
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$2,957	6,554,247	$0.45	$6,151	6,685,263	$0.92

Note 7 – Valuation Allowance for Deferred Income Taxes

During 2006, the Company reversed all of the remaining valuation allowance, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes.  The Company benefited from the reduction in its valuation allowance for deferred taxes for the three and nine months ended September 30, 2006 of zero and $2.4 million, respectively.  The Company’s valuation allowance for deferred taxes was zero at September 30, 2007.

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2007 and 2006.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2006 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the year ending December 31, 2007.

The Corporation, a Delaware corporation organized in 1997, is a bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and on March 30, 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve System.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Board of Governors of the Federal Reserve System (“FRB”), and by the FDIC.  Additionally, the Corporation is subject to regulation and supervision by the FRB.

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

FINANCIAL CONDITION

Total assets of the Company were $779.1 million as of September 30, 2007, compared to $730.9 million as of December 31, 2006.  The $48.2 million, or 6.6%, increase in total assets is primarily due to increases in investment securities held to maturity and net loans of $40.0 million and $21.0 million, respectively, partially offset by a decrease in federal funds sold of $10.0 million.

Investment Securities

A summary of the Company’s securities as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities (1)	$30,760	$-	$(281)	$30,479
Mutual Funds (2)	27,719	-	(1,138)	26,581
Total securities available for sale	$58,479	$-	$(1,419)	$57,060

Securities Held to Maturity:
FHLB Stock	$15,002	$-	$-	$15,002
Federal Reserve Bank Stock	1,600			1,600
FHLB discount note	39,980	-	-	39,980
Total securities held to maturity	$56,582	$-	$-	$56,582
Total securities	$115,061	$-	$(1,419)	$113,642

	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	-	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816

Securities Held to Maturity:
FHLB Stock	$15,328	$-	$-	$15,328
Total securities held to maturity	$15,328	$-	$-	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

(1)
At September 30, 2007, mortgage-backed securities include two collateralized mortgage obligations (“CMO”) with a carrying value of $8.4 million.  One CMO with a carrying value of $6.5 million is secured by the Federal Home Loan Mortgage Corporation; the other CMO with a carrying value of $1.9 million is an “AAA” rated private label issue.

(2)
The Company’s mutual fund investments are with Shay Assets Management Inc, within their AMF Ultra Short Mortgage fund and their AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended September 30, 2007.  An aggregate of $714,000 of the mutual funds have been pledged to Pershing, LLC to secure an advance of $500,000 under the Bank’s $18.6 million line of credit.

Investment Securities by Contractual Maturity
As of September 30, 2007
(dollars in thousands)
	One Year		More than One		More than Five		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Mortgage-Backed Securities	$-	0.00%	$-	0.00%	$-	0.00%	$30,479	5.22%	$30,479	5.22%
Mutual Fund	26,581	5.18%	-	0.00%	-	0.00%	-	0.00%	26,581	5.18%
Total securities available for sale	26,581	5.18%	-	0.00%	-	0.00%	30,479	5.22%	57,060	5.20%

FHLB Stock	15,002	5.22%	-	0.00%	-	0.00%	-	0.00%	15,002	5.22%
Federal Reserve Bank Stock	1,600	6.00%	-	0.00%	-	0.00%	-	0.00%	1,600	6.00%
FHLB discount note	39,980	4.51%	-	0.00%	-	0.00%	-	0.00%	39,980	4.51%
Total securities held to maturity	56,582	4.74%	-	0.00%	-	0.00%	-	0.00%	56,582	4.74%
Total securities	$83,163	2.60%	$-	0.00%	$-	0.00%	$30,479	5.22%	$113,642	3.30%

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

Loans

Gross loans outstanding totaled $629.8 million at September 30, 2007 compared to $607.6 million at December 31, 2006.  The increase is primarily due to loan originations of $332.1 million. Partially offsetting the loan originations were loan sales totaling $184.2 million and loan prepayments of $105.3 million. The Bank sold $178.3 million of multi-family loans and $5.9 million of commercial real estate loans, which generated net gains of $3.0 million. Management has utilized loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of its loan portfolio, and net balance sheet growth, and expects to continue to do so for the foreseeable future.  The Bank’s pipeline of new loans at September 30, 2007 was $90.2 million.

A summary of the Company’s loan originations, loan sales and principal repayments for the nine months ended September 30, 2007 and 2006 are as follows:

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(in thousands)
Beginning balance, gross	$607,618	$604,976
Loans originated and purchased:
Real Estate:
Multi-family	248,011	131,440
Commercial real estate	21,751	56,409
One-to-four family (1)	3,191	500
Business Loans:
Commercial Owner Occupied (1)	13,111	26,187
Commercial and Industrial (1)	30,430	18,248
SBA (1)	12,841	6,712
Other	2,780	-
Total loans originated and purchased	332,115	239,496
Total	939,733	844,472
Less:
Principal repayments	133,119	111,181
Change in undisbursed loan funds	(7,489)	(8,275)
Charge-offs	101	71
Loan Sales	184,176	144,012
Transfers to Real Estate Owned	46	433
Total Gross loans	629,780	597,050
Less ending balance loans held for sale (gross)	2,134	1,223
Ending balance loans held for investment (gross)	$627,646	$595,827

(1) Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	September 30, 2007			December 31, 2006
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$338,337	53.72%	6.97%	$357,275	58.80%	6.90%
Commercial	164,860	26.18%	7.52%	173,452	28.55%	7.38%
One-to-four family (1)	13,301	2.11%	8.69%	12,825	2.11%	9.48%
Business Loans:
Commercial Owner Occupied	53,866	8.55%	7.56%	35,929	5.91%	7.31%
Commercial and Industrial	41,509	6.59%	8.63%	22,762	3.75%	9.09%
SBA	16,006	2.54%	8.89%	5,312	0.87%	9.90%
Other Loans	1,901	0.30%	8.28%	63	0.01%	9.44%
Total Gross loans	$629,780	100.00%	7.36%	$607,618	100.00%	7.23%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family and commercial real estate (excluding land) and commercial owner occupied loan portfolio in dollar amounts as of September 30, 2007:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	274	$220,820	7.655%	1.98
3 Year	93	130,252	6.997%	27.97
5 Year	121	153,585	6.736%	50.38
7 Year	13	11,008	7.131%	77.54
10 Year	17	12,759	6.904%	114.41
Fixed	25	28,639	7.090%	-
Total	543	$557,063	7.196%	103.49

* Included three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $4.4 million as of September 30, 2007 and $3.5 million as of December 31, 2006.   The increase in the allowance for loan losses was primarily due to the transitioning of the Bank’s loan portfolio to include more business loans and less multi-family loans, and an increase in nonperforming loans.  Net nonaccrual loans and other real estate owned were $4.6 million and $20,000, respectively, at September 30, 2007, compared to $574,000 and $138,000, respectively, as of December 31, 2006.  The increase in net nonaccrual loans at quarter end are due to four loans associated with two separate and unrelated entities.  One of these entities defaulted on three SBA guaranteed loans totaling $1.1 million.  The non-guaranteed portion of these three loans totals $572,000, which has been fully reserved for.  On October 10, 2007, the Bank received three payments on each of these SBA loans. The other commercial loan on nonaccrual is a $3.1 million commercial real estate loan that is 30 days delinquent at quarter end.  The collateral securing the loan is currently in litigation with the plaintiff, a former associate of the borrower, alleging the fraudulent reconveyance of their previously recorded lien. Management believes that it will not suffer a loss on this loan, as the title company has accepted the tender of defense subject to its normal reservation of rights and the collateral value securing the loan is considered adequate. See “Legal Proceedings”. The allowance for loan losses as a percent of nonaccrual loans decreased to 96% as of September 30, 2007 from 559% at December 31, 2006.  The ratio of nonperforming assets to total assets at September 30, 2007 was 0.60%.

The Company’s determination of the level of the allowance for loan losses and, correspondingly, the provision for loan losses, rests upon various judgments and assumptions.  The allowance for the one-to-four family residential loan portfolio is calculated based upon a historical delinquency migration analysis. The developed loss factors are assigned to a one-to-four family residential loan based on the loan’s geographic location and credit classification.   For the multi-family and commercial real estate loan portfolio, the Bank analyzes and uses the 15 year historical loan loss experience for California’s multi-family and commercial real estate secured loans compiled by the FDIC to determine its loss factors, since the Bank has not experienced any losses or, until now, delinquency on its own loans within this loan portfolio.  For the commercial and industrial loan portfolio, along with the non-guaranteed portion of the SBA portfolio, the Bank bases the level of allowance on the type of collateral and 15 year historical loan loss experience for commercial business loans compiled by the FDIC.  Given the composition of the Company’s loan portfolio, the $4.4 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2007.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Balance, beginning of period	$4,090	$2,967	$3,543	$3,050

Provision for loan losses	403	-	917	104

Charge-offs
Real estate:
Multi-family	-	-	-	-
Commercial	-	-	-	-
One-to-four family	(56)	(30)	(101)	(266)
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	-	-	-	-
Other loans	-	-	-	-
Total charge-offs	(56)	(30)	(101)	(266)
Recoveries
Real estate:
Multi-family	-	-	-	-
Commercial real estate	-	-	-	-
One-to-four family	10	146	86	193
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	-	-	-	-
Other loans	-	-	2	2
Total recoveries	10	146	88	195
Net recoveries (charge-offs)	(46)	116	(13)	(71)
Balance, end of period	$4,447	$3,083	$4,447	$3,083

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $4.6 million at September 30, 2007 and $712,000 as of December 31, 2006, or 0.60% and 0.10% of total assets, respectively.

	At September 30,	At December 31,
	2007	2006
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	377	634
Multi-family	-	-
Commercial	3,125	-
Business loans:
Commercial owner occupied	-	-
Commercial and industrial	-	-
SBA	1,122	-
Other loans	-	-
Total nonaccrual loans	4,624	634
Specific allowance	-	(60)
Total nonperforming loans, net	4,624	574
Foreclosed real estate owned ("OREO")	20	138
Total nonperforming assets, net (1)	$4,644	$712

Restructured Loans	$-	$-

Allowance for loan losses as a percent of gross loans receivable (2)	0.71%	0.58%

Allowance for loan losses as a percent of total nonperforming loans, gross	96.17%	558.83%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.73%	0.09%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.60%	0.10%

(1)
Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans consisted of all loans 90 days or more past due, loans so designated by the Bank’s management, and foreclosures in process on loans secured by one-to-four family residences less than 90 days and still accruing interest.

(2)	Gross loans include loans receivable that are held for investment and are held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $672.8 million at December 31, 2006 to $719.2 million at September 30, 2007.  The increase is primarily due to an increase in total deposits of $50.6 million which were partially offset by a decrease in other borrowings of $5.2 million.

The Company had $311.3 million in FHLB advances and other borrowings as of September 30, 2007, compared to $316.5 million in such borrowings at December 31, 2006.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $470.0million at September 30, 2007.  The Bank may borrow up to 45% of its assets under the FHLB line.  As of September 30, 2007, the maximum the Bank may borrow through FHLB was $321.5 million, based on the Bank’s assets as of June 30, 2007.  The total cost of the Company’s borrowings for the nine-month period ending September 30, 2007 was 5.12%, an increase of 46 basis points compared to the same period in 2006.

The Corporation had $10.3 million of subordinated debentures as of September 30, 2007 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the nine months ending September 30, 2007 was 7.98%, compared to 7.66% for the same period in 2006.

Deposits increased by $50.7 million to $390.1 million at September 30, 2007, compared to $339.4 million of deposits at December 31, 2006.  The increase in deposits is comprised of increases of $43.8 million and $13.2 million in retail certificates of deposits and brokered certificate of deposits, partially offset by a decrease in transaction accounts of $6.4 million. The cost of deposits as of September 30, 2007 was 4.36%, an increase of 21 basis points since December 31, 2006.

 During the nine months ended September 30, 2007, the cost of funds was 4.68%, an increase of 55 basis points compared to the same period in 2006.

Total stockholders’ equity increased$1.9 to $59.9 million at September 30, 2007, compared to $58.0 million at December 31, 2006, primarily due to net income of $3.0 million for the nine months, which was partially offset by the repurchase and retirement of 100,000 shares of the Company’s common stock.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2007 and 2006:

The Company recorded third quarter net income of $851,000, or $0.13 per diluted share, compared to net income of $1.5 million, or $0.23 per diluted share, for the third quarter of 2006, a decrease of 43.4% in earnings per diluted share.The net income for the nine months ended September 30, 2007 was $3.0 million, or $0.45 per diluted share, compared to net income of $6.2 million, or $0.92 per diluted share, for the nine months ended September 30, 2006.The result for the 2006 nine-month period was positively impacted by a $2.4 million reduction in the valuation allowance for deferred tax assets. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of September 30, 2007, outstanding.  See Note 6 – Earnings Per Share.

Return on average assets (ROAA) for the three and nine months ended September 30, 2007 was 0.45% and 0.54% compared to 0.86% and 1.19% for the same periods in 2006.  The Company's return on average equity (ROAE) for the three and nine months ended September 30, 2007 was 5.13% and 6.61%, respectively, compared to 10.38% and 15.16%, respectively, for the three and nine months ended September 30, 2006.  The Company’s basic and diluted book value per share increased to $11.60 and $9.56, respectively, at September 30, 2007, reflecting annualized increases of 6.9% and 4.7% from December 31, 2006.  Options whose exercise price exceeds the closing market price as of September 30, 2007 are excluded from the diluted book value calculation.

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

For the three and nine months ended September 30, 2007, net interest income increased to $4.7 million and $13.7 million, respectively, compared to $4.1 million and $12.9 million for the same periods a year earlier.  The increase for the three-month period is predominately attributable to a 13.0% growth in interest income, from $11.3 million to $12.8 million.  Growth in interest income was predominately attributable to a 6.2% increase in the average loan yield to 7.40% from 6.97% over the prior year period plus an increase in average loans outstanding of $23.5 million.  As part of the Bank’s commercial banking platform, management implements various strategies to increase interest income through the origination of higher yielding commercial real estate and small business loans. Partially offsetting the increase in interest income was an increase in interest expense for the three months ended September 30, 2007 of 11.6%, or $843,000.  The increase in interest expense was attributable to increases in average deposits outstanding of $59.0 million, as well as the increase in the average cost of deposits of 62 basis points over the prior year period.

The net interest margin for the quarter ended September 30, 2007 was 2.65% compared to 2.46% for the same period a year ago.  The increase was primarily attributable to increases in the average rate earned on loans of 43 basis points, which was partially offset by an increase in the average cost of deposits.  The increase in the cost of funds is attributable to continued strong competitor deposit pricing within the Bank’s primary markets which was partially offset by lower borrowing costs associated with the Bank’s Federal Home Loan Bank (“FHLB”) advances.  The increase in loan rates is primarily due to the change in the mix of the loan portfolio to include more commercial real estate and business loans and less multi-family loans, as well as, the repricing of the Bank’s adjustable loans.  Non-multi-family loans increased from 41.2% of the loan portfolio as of September 30, 2006 to 46.2% a year later.  The net interest margin for the nine months ended September 30, 2007 was 2.64% compared to 2.61% for the same period a year ago.

The following tables set forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2007 and 2006.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$623	$20	12.84%	$377	$22	23.34%
Federal funds sold	974	13	5.11%	1,376	18	5.13%
Investment securities	76,072	1,017	5.35%	50,790	638	5.02%
Loans receivable	635,288	11,758	7.40%	611,760	10,658	6.97%
Total interest-earning assets	712,957	12,808	7.19%	664,303	11,336	6.83%
Non-interest-earning assets	39,951			36,357
Total assets	$752,908			$700,660

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$94,503	$453	1.92%	$93,522	$430	1.84%
Retail certificates of deposit	244,942	3,225	5.27%	192,945	2,215	4.59%
Wholesale/brokered certificates of deposit	35,441	478	5.39%	29,408	366	4.98%
Total interest-bearing deposits	374,886	4,156	4.43%	315,875	3,011	3.81%
Borrowings	292,824	3,730	5.10%	309,355	4,028	5.21%
Subordinated debentures	10,310	207	8.03%	10,310	211	8.19%
Total borrowings	303,134	3,937	5.20%	319,665	4,239	5.30%
Total interest-bearing liabilities	678,020	8,093	4.77%	635,540	7,250	4.56%

Non-interest-bearing liabilities	8,526			7,174
Total liabilities	686,546			642,714

Equity	66,362			57,946
Total liabilities and equity	$752,908			$700,660

Net interest income		$4,715			$4,086
Net interest rate spread			2.41%			2.26%
Net interest margin			2.65%			2.46%
Ratio of interest-earning assets to interest-bearing liabilities			105.15%			104.53%

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$497	$61	16.36%	$620	$101	21.72%
Federal funds sold	1,591	61	5.14%	1,108	39	4.68%
Investment securities	76,439	3,003	5.24%	50,283	1,801	4.78%
Loans receivable	612,911	33,890	7.37%	608,574	30,504	6.68%
Total interest-earning assets	691,438	37,015	7.14%	660,585	32,445	6.55%
Non-interest-earning assets	39,464			30,001
Total assets	$730,902			$690,586

Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$94,921	$1,338	1.88%	$90,301	$1,191	1.76%
Retail certificates of deposit	235,623	8,906	5.04%	191,620	6,001	4.18%
Wholesale/brokered certificates of deposit	28,121	1,114	5.28%	39,002	1,296	4.43%
Total interest-bearing deposits	358,665	11,358	4.22%	320,923	8,488	3.53%
Borrowings	295,162	11,324	5.12%	298,556	10,429	4.66%
Subordinated debentures	10,310	617	7.98%	10,310	592	7.66%
Total borrowings	305,472	11,941	5.21%	308,866	11,021	4.76%
Total interest-bearing liabilities	664,137	23,299	4.68%	629,789	19,509	4.13%

Non-interest-bearing liabilities	7,157			6,691
Total liabilities	671,294			636,480

Equity	59,608			54,106
Total liabilities and equity	$730,902			$690,586

Net interest income		$13,716			$12,936
Net interest rate spread			2.46%			2.42%
Net interest margin			2.64%			2.61%
Ratio of interest-earning assets to interest-bearing liabilities			104.11%			104.89%

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

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to			Compared to
	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$46	$(48)	$(2)	$(12)	$37	$25
Federal funds sold	(5)	-	(5)	45	9	54
Investment securities	336	43	379	886	739	1,625
Loans receivable, net	420	680	1,100	162	11,143	11,305
Total interest-earning assets	797	675	1,472	1,081	11,928	13,009

Interest-bearing liabilities:
Transaction accounts	$5	$18	$23	$45	$450	$495
Retail certificates of deposit	654	356	1,010	1,047	4,000	5,047
Wholesale/brokered certificates of deposit	80	32	112	(463)	544	81
Borrowings	(212)	(86)	(298)	(97)	6,283	6,186
Subordinated debentures	-	(4)	(4)	-	171	171
Total interest-bearing liabilities	527	316	843	532	11,448	11,980

Change in net interest income	$270	$359	$629	$549	$480	$1,029

Provision for Loan Losses

The provision for loan losses was $403,000 and $917,000 for the three and nine months ended September 30, 2007, respectively, compared to zero and $104,000 for the same periods in 2006.  The increase in the provision for the three and nine months ended September 30, 2007 is primarily due to the combination of an increase in the Bank’s loan portfolio to include more business and commercial real estate loans, as well as an increase in nonperforming loans.  Net charge-offs for the three and nine months ended September 30, 2007 were $46,000 and $13,000, respectively,  compared to net recoveries of $116,000 for the three months ended September 30, 2006 and net charge-offs of $71,000 for the nine months ended September 30, 2006. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

  Noninterest income was $1.5 million and $5.1 million for the three and nine months ended September 30, 2007, respectively, compared to $2.2 million and $4.4 million, respectively, for the same periods ended September 30, 2006.  The decrease in the current three month period compared to the same period in the prior year is primarily due to a decrease in gains from loan sales of $492,000. The increase in noninterest income for the nine month period is primarily due to an increase in gains from loan sales of $713,000 compared to the same period in 2006.

Noninterest Expense

 Noninterest expenses were $4.4 million and $13.1 million for the three and nine months ended September 30, 2007, respectively, compared to $3.9 million and $11.3 million for the same periods ended September 30, 2006.  The increases in noninterest expense for the three and nine months was primarily the result of increases in compensation and benefits expense of $327,000 and $1.1 million, respectively, attributable primarily to the Bank’s branch expansion and the hiring of additional business bankers.  The number of employees at the Bank grew from 105 at September 30, 2006 to 114 at September 30, 2007.

Provision for Income Taxes

The Company had a tax provision for the three and nine months ended September 30, 2007 of $574,000 and $1.8 million, respectively.   For the three month period a year earlier, the Company had a tax provision of $845,000 and for the nine month period it had a tax benefit of $302,000. For the nine month period ending September 30, 2006 the Company benefited from a reduction in its valuation allowance for deferred taxes by $2.4 million.  The Company’s valuation allowance for deferred taxes was zero at September 30, 2007, as the deferred tax assets were determined, more likely than not, to be realized based on recent earnings and management’s analysis of the valuation allowance during the quarter. At September 30, 2007, the Company’s effective tax rate for the most recent three and nine months periods were 40.3% and 38.1%, respectively.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 10.31% and 6.31% for the quarters ended September 30, 2007 and 2006, respectively.

The Company’s cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $462,000 for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $4.7 million for the nine months ended September 30, 2006.  Net cash used in investing activities was $54.9 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $3.2 million for the nine months ended September 30, 2006.  Net cashprovided by financing activities was $44.3 million for the nine months ended September 30, 2007, compared to net cash used in financing activities of $2.2 million for the nine months ended September 30, 2006.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $6.9 million and the market-value of the Bank’s investments in mortgage-backed securities, mutual funds and securities held-to-maturity totaled $97.0 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facilities with Salomon Brothers and Pershing, and loan sales.

As of September 30, 2007, the Bank had commitments to extend credit of $25.7 million as compared to $18.9 million at December 31, 2006.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2007 compared to the period ended December 31, 2006 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc., for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for such year.

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

The table in “Item 1. Financial Statements - Note 3 - “Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of September 30, 2007, the Bank met the capital ratios required to be considered well capitalized.

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

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

On July 3, 2007, the Bank was named as a defendant in a lawsuit, Said “Sam” Messiha v. James F. Bishay et al, filed in Orange County Superior Court. The plaintiff alleges that the reconveyance of his deed of trust securing approximately $1.2 million was a forgery.  The plaintiff is asking the Court to quiet title and declare his deed of trust to be in first lien position, which would put the Bank’s $3.1 million lien in second position.  The Bank has answered the Complaint and filed a Cross-Complaint asking the court to, among other things, quiet title and impose an equitable lien against the subject property in favor of the Bank (superior to any interest Messiha may have in the property).  Discovery in the lawsuit is ongoing.  Management believes that it will not suffer any loss of its principal loan balance in this transaction, as the title company has accepted the tender of defense, subject to its normal reservation of rights, and the collateral value securing the loan is considered adequate.

Other than the lawsuit mentioned above and the “James Baker v. Century Financial, et al” which was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 the Company is not involved in any legal proceedings other than those occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.        Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, the Corporation did not repurchase any of its shares of common stock.

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

PACIFIC PREMIER BANCORP, INC.,

November 14, 2007	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 14, 2007	/s/ John Shindler
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