Form 10-K
PACIFIC PREMIER BANCORP INC
filed 2008-04-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(714) 431-4000
----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
----------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [__] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $53,118,140 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 29, 2007, the last business day of the most recently completed 2nd fiscal quarter.

As of March 31, 2008, the Registrant had 4,903,784 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

INDEX

PART I

ITEM 1.  BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B.  UNRESOLVED STAFF COMMENTS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.  CONTROLS AND PROCEDURES
ITEM 9B.  OTHER INFORMATION

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

PART I

ITEM 1.  BUSINESS

Overview

All references to “we”, “us”, “our”, or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary.  All references to ‘‘Bank’’ refer to Pacific Premier Bank.

The statements contained herein that are not historical facts are forward looking statements based on management's current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks: (1) changes in the performance of the financial markets, (2) changes in the demand for and market acceptance of the Company's products and services, (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive projects and pricing, (4) the effect of the Company's policies, (5) the continued availability of adequate funding sources, and (6) various legal, regulatory and litigation risks.

We are a California-based bank holding company incorporated in the state of Delaware and registered  as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and by the Federal Deposit Insurance Corporation (“FDIC”).

We conduct business throughout Southern California from our six locations in the counties of Orange and San Bernardino.  We operate six depository branches in the cities of Huntington Beach, Los Alamitos, Newport Beach, San Bernardino and Seal Beach, and Costa Mesa.  Our corporate headquarters are located in Costa Mesa, California.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as, consumers in the communities we serve.  Through our branches and our web site at www.PPBI.net on the Internet, we offer a broad array of deposit products and services for both businesses, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans,  U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  At December 31, 2007, we had consolidated total assets of $763.4 million, net loans of $622.9 million, total deposits of $386.7 million, consolidated total stockholders’ equity of $60.8 million, and the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

History

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and on March 30, 2007, we converted to a state chartered bank licensed by the DFI.  From 1983 to 1994, the Bank engaged in traditional community banking activities, consisting primarily of deposit taking and originating one-to-four family home loans.  In 1994, the Bank shifted its operating strategy and implemented a nationwide sub-prime focused mortgage banking platform.  The Bank expanded its operations to originate and to sell sub-prime residential home loans through asset securitizations and whole loan sales.   Lending activities were funded primarily through non-core deposits, such as wholesale and brokered certificates of deposit (“CDs”), as well as, high rate consumer CDs.  In 1998, the Company and Bank began to experience losses.  By the third quarter of 2000, the Bank was deemed under-capitalized, was operating under regulatory enforcement agreements and incurring losses primarily due to loan defaults.

The current management team was retained and implemented a new business plan in the fourth quarter of 2000 in order to refocus the Company’s business model toward a community bank.  We implemented a three phase strategic plan which involved (1) lowering the risk profile of the Bank and re-capitalizing the Company, (2) growing the balance sheet at an accelerated rate through the origination of adjustable rate multi-family loans, thus, returning the Company to profitability, and (3) transforming the institution to a commercial banking business model.  The first two phases of our plan were completed in 2002 and 2004, respectively.  Phase three of our plan involves the transition to a commercial banking platform and, thus, we are focusing on changing the deposit base to a higher percentage of low cost core deposits and a diversification of the Bank’s loan portfolio.  We began implementing this phase of our strategic plan in late 2004 and early 2005 through a shift in our corporate focus towards relationship banking.

Operating Strategy

Our goal is to develop the Bank into one of Southern California’s top performing commercial banks as an alternative to the large regional and national banks for businesses, professionals, entrepreneurs and non-profit organizations for the long term benefit of our shareholders, customers and employees.  The following are our operating strategies to achieve our goals:

•
Recruitment of Business Bankers.  We began our transition to a commercial banking platform in 2005 by recruiting experienced business bankers who possess an established following of customer relationships.  These relationships typically include businesses that have both deposit and loan needs, as well as, the personal depository needs of the business owners themselves.  Our incentive plans compensate our business bankers for the generation and retention of customer relationships as measured by the level of low cost deposits maintained at the Bank.  We will continue to recruit experienced bankers to staff our branches and serve our targeted markets.

•
Relationship Banking.  We recognize that customer relationships are built through a series of consistently executed experiences in both routine transactions and higher value interactions.  Our business bankers are focused on developing long term relationships with business owners, professionals, entrepreneurs, real estate investors, and non-profit organizations through consistent and frequent contact.  Our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within our local communities.

•
Growing Core Deposits/Reducing our Wholesale Funding.  The second phase of our strategic plan relied on wholesale borrowings, such as advances from Federal Home Loan Bank (“FHLB”) System and brokered deposits to fund a large portion of our accelerated loan growth during that phase.  As we transition towards a commercial banking platform, we intend to reduce our reliance on these funding sources over time.  We will manage our growth and our concentration in commercial real estate, in part, by selling excess loan production, generally multi-family loans.  We also expect to increase the growth of low cost core deposit accounts via our recent branch expansion, in order to better serve our market area and to attract additional business customers.

•
Expansion through electronic banking, organic growth and acquisitions. We believe that the consolidation and current turmoil in the banking industry has created an opportunity at the community banking level in the areas that we serve.  Many bank customers feel displaced by large out-of-market acquirers and are attracted to institutions that have local decision making capability, more responsive customer service, and greater familiarity with the needs in their markets.    We opened two new branches in the cities of Los Alamitos and Costa Mesa, California in 2006 and our sixth branch in the city of Newport Beach. California during 2007.  Additionally, we relocated our Huntington Beach branch to a new facility which will enable us to better serve our existing business clients and to attract additional business in the surrounding area.  We intend to continue expanding our franchise in the high growth areas of Orange and Los Angeles Counties, primarily through electronic banking, such as, remote or merchant capture, on-line banking and cash management service available through our web site. As opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions and/or de novo branching.

•
Diversifying our Loan Portfolio.  We believe it is important to diversify our loan portfolio and to increase the amount of commercial real estate, commercial and industrial (“C&I”) loans and SBA loans within our portfolio.  As a result, we believe it is essential to be able to offer our customers a wide array of products and services.  We provide flexible and structured loan products to meet our customer’s needs, which, in turn, provide us the opportunity to become their full service banker.  We continually reassess our various product and service offerings to ensure they allow us to achieve our objectives.

•
Maintain Excellent Asset Quality.  Our credit and risk management culture has resulted in low levels of nonperforming loans and an overall high credit quality within our loan portfolio.  We monitor existing economic trends and conditions that could positively or negatively impact our business.  We seek to exploit these trends by entering or exiting certain lines of business or through offering or eliminating various products.  We will continue to adjust our risk management practices to changes in the conditions that impact our business.

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

Lending Activities

General.  In 2007 we maintained our commitment to a high level of credit quality in our lending activities, even as we generated record loan originations for the year.  We expanded our efforts to diversify our loan portfolio and to increase our C&I and SBA lending activities in addition to continuing our strong multi-family and commercial real estate lending programs.  The Bank offers a full complement of flexible and structured loan products tailored to meet the needs of our customers.

Loans were made primarily to borrowers within our market area and secured by real property and business assets located principally in Southern California.  We emphasized relationship lending, and focused on generating retail production by dealing directly with customers.  We have and will continue to offer loans up to our legal lending limits, which were $17.6 million for secured loans and $10.6 million for unsecured loans as of December 31, 2007.  These efforts assisted us in establishing depository relationships with new and existing customers consistent with the Bank’s strategic direction.  During 2007, we originated $311.2 million in multi-family, $23.0 million in commercial real estate and land loans, and $69.1 million of business loans consisting of $17.2 million of owner-occupied commercial real estate loans, $37.7 million of conventional C&I loans, $14.2 million of SBA loans and $6.0 million of other loans. At December 31, 2007, we had $626.6 million in total gross loans outstanding.

C&I Lending.  We originate loans secured by business assets including inventory, receivables, machinery and equipment to businesses located  in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Bank.  In addition to lending against business assets, our business loan programs include loans for owner-occupied commercial real estate such as retail, office and industrial properties.  Owner-occupied real estate is underwritten based on the value of the building and the cash flow of the occupying business.  As of December 31, 2007, we had total commitments of $48.1 million in commercial business lines of credit, of which, $30.4 million were disbursed, constituting 8.1% of our loan portfolio.

SBA Lending.  The Bank was approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”) in the third quarter of 2006.  The PLP lending status affords the Bank a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), 504 and Express loan programs, in conformance with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  As of December 31, 2007, we had $13.9 million of SBA loans, constituting 2.2% of our loan portfolio.

Multi-family Real Estate Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  The majority of loans we fund on multi-family properties are sold in the secondary market.  However, due to recent changes in the market place, starting in the third quarter of 2007, for such loans, originations of multi-family loans has materially decreased which will affect future loan sales and thus the amount of gain on loan sales we have been able to achieve in previous years. Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms up to 30 years with amortization periods up to 30 years.  As of December 31, 2007, we had $341.3 million of multi-family real estate secured loans, constituting 54.5% of our loan portfolio.  Multi-family loans originated in 2007 had an average outstanding balance of $1,208,000, loan-to-value of 64.3%, and debt coverage ratio of 1.15:1 at origination.  We expect to originate a substantially smaller amount of multifamily loans going forward due to changes in the market place for such loans.

Commercial Real Estate Lending – Investor and Owner-Occupied.  We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We will also, from time to time, make a loan secured by a special purpose property, such as a gas station or motel.  Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to fifteen years with amortization periods up to 30 years.  As of December 31, 2007, we had $205.1 million of commercial real estate secured loans, constituting 32.7% of our loan portfolio.  Commercial real estate loans originated in 2007 had an average balance of $1,138,000, loan-to-value of 64.84% and debt coverage ratio, on investor owned, of 1.24:1 at origination.

One-to-Four Family Lending.  The Bank is not an active participant in single family lending on a transactional basis and does not engage in Alt-A or subprime lending.  Home loans are available to banking customers only, in keeping with the Bank’s strategy of offering a full complement of loan products to customers.  In 2007, the Bank originated three loans secured by first liens on single family residences for $3.2 million.  The Bank’s portfolio of one-to-four family home loans at December 31, 2007 totaled $13.1 million, constituting 2.1% of our loan portfolio, of which $10.9 million consists of loans secured by first liens on real estate and $2.2 million consists of loans secured by second or junior liens on real estate.

Sourcing of our Loans.  In keeping with our business strategy, our Business Bankers successfully expanded our retail lending activities in 2007.  Direct loan originations accounted for 25.9% of our loans, which represented an increase of 134.9% over 2006.  These loans were sourced through referrals from our depository branches and by soliciting business owners directly.  Our bankers continue to focus on developing and maintaining relationships with individual investors, accountants, consultants, commercial real estate investment sales and leasing agents, and other banks to further increase the percentage of direct referrals in future periods.

C&I and SBA loans are sourced by our Business Bankers, Regional Managers and the Bank’s web site.  Our bankers call on business owners, accountants, attorneys, consultants, non-profit organizations, and various other referral sources to generate new business banking relationships.  Upon securing the business banking relationships, they work with the business owner to offer personal banking products and services to the business owner, their families, and the businesses’ employees as well.  Additionally, our Regional Managers work closely with our business bankers to capture the full banking needs of our multi-family and commercial real estate loan customers.  A small percentage of our business lending activity results from broker referrals of business owners seeking to purchase or refinance their business real estate.

We primarily obtain new multi-family and commercial real estate loans, from established relationships with mortgage brokers operating throughout Southern California.  In 2007, we maintained relationships with over 50 brokerage companies of which five could be termed significant.  In 2007, the top five brokerage companies accounted for 62.0% of the multi-family and commercial real estate loans originated by the Bank.  Within these five brokerage companies, we funded loans with a total of 26 different agents.  Our Business Bankers have relationships with these individuals and seek to maintain the relationship regardless of where these agents are employed.  Additionally, our bankers seek to establish relationships with other agents within these brokerage companies that have not done business with us in the past.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, borrower’s business or property management expertise, and prevailing market rates for similar types of loans.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate.  Investor owned real estate loans are typically 3, 5, 7, or 10 year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the investor owned real estate loans originated by the Bank in 2007 had minimum interest rates (“floor rates”) below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all investor real estate loans also include prepayment penalties.

Lending Risks on our Loans.  Lending risks vary by the type of loan extended.  In our C&I and SBA lending activities, collectability of the loans may be adversely affected by risks generally related to small businesses, such as:
•	Changes or continued weakness in general or local economic conditions;
•	Changes or continued weakness in specific industry segments, including weakness affecting the business’ customer base;
•	Changes in a business’ personnel;
•	Increases in supplier costs that cannot be passed along to customers;
•	Increases in operating expenses (including energy costs);
•	Changes in governmental rules, regulations and fiscal policies;
•	Increases in interest rates, tax rates; and
•	Other factors beyond the control of the borrower or the lender.

In our investor real estate loans, payment performance and the liquidation values of collateral properties may be adversely affected by risks generally incidental to interests in real property, such as:
•	Changes or continued weakness in general or local economic conditions;
•	Changes or continued weakness in specific industry segments;
•	Declines in real estate values;
•	Declines in rental rates;
•	Declines in occupancy rates;
•	Increases in other operating expenses (including energy costs);
•	The availability of property financing;
•	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
•	Increases in interest rates, real estate and personal property tax rates; and
•	Other factors beyond the control of the borrower or the lender.

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices.  See “Lending Activities - Underwriting and Approval Authority for Our Loans.”  We will not extend credit to any one borrower that is in excess of regulatory limits.

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  For business and SBA loans, underwriting considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  For real estate secured loans, underwriting considerations include property appraised value, loan-to-value, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income, use and condition of the property, as well as, the borrower’s liquidity, income, credit history, net worth, and operating experience.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are originated on both a non-recourse and full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals.  In 2007, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from principals of the borrowers.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other required reports are ordered and, if necessary, additional information is requested.  Prior to processing and underwriting any loan, we issue a letter of interest based on a preliminary analysis by our bankers, which letter details the terms and conditions on which we will consider the loan request.  Upon receipt of the signed letter of interest and a deposit, we process and underwrite each loan application and prepare all loan documentation after the loan has been approved.

Our credit memorandum, which are prepared by our underwriters, include a description of the transaction and prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds and source(s) of repayment, as well as an analysis of the borrower’s business and personal financial statements and creditworthiness.  The financial statements and creditworthiness of any guarantors are also analyzed.  For loans secured by real property, the credit memorandum will include an analysis of the property.  Loans secured by real estate require an independent appraisal conducted by a licensed appraiser.  All appraisal reports are appropriately reviewed by our appraisal department.  Our board of directors reviews and approves annually the independent list of acceptable appraisers.  When appropriate, environmental reports are obtained and reviewed as well.

Following loan approval and prior to funding, our underwriting and processing departments ensure that all loan approval terms have been satisfied, that they conform with lending policies (or are properly documented as exceptions with required approvals), and that all required documentation is present and in proper form.

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

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel.  Accounts delinquent more than 15 days are reviewed by our loss mitigation manager and are assigned to our collector to begin the process of collections.  Our collector begins by contacting the borrower telephonically and progresses to sending a notice of intention to foreclose within 30 days of delinquency, and we will initiate foreclosure on one-to-four family loans 30 days thereafter and on multi-family and commercial real estate 10 days thereafter if the delinquent payments are not received in full.  Our loss mitigation manager conducts an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral.  The evaluation may result in our charging off either part of, or the entire loan, but still continuing with collection efforts.

Loan Portfolio Composition.  At December 31, 2007, our net loans receivable held for investment totaled $622.1 million and net loans receivable held for sale totaled $750,000.  The types of loans that the Bank may originate are subject to federal law, state law, and regulations.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Real estate loans:
Multi-family	$341,263	54.45%	$357,275	58.80%	$459,714	75.99%	$394,582	83.67%	$188,939	75.85%
Commercial	147,523	23.54%	173,452	28.55%	123,364	20.39%	53,937	11.44%	20,075	8.06%
One-to-four family (1)	13,080	2.09%	12,825	2.11%	16,561	2.74%	22,347	4.74%	36,632	14.71%
Business loans:
Commercial owner occupied (2)	57,614	9.19%	35,929	5.91%	2,062	0.34%	565	0.12%	592	0.24%
Commercial and industrial	50,993	8.14%	22,762	3.75%	3,248	0.54%	103	0.02%	-	0.00%
SBA	13,995	2.23%	5,312	0.87%	-	0.00%	-	0.00%	-	0.00%
Other loans	2,224	0.35%	63	0.01%	27	0.00%	75	0.01%	2,863	1.14%
Total gross loans	626,692	100.00%	607,618	100.00%	604,976	100.00%	471,609	100.00%	249,101	100.00%
Less (plus):
Deferred loan origination (costs), fees, (premiums), and discounts	(769)		(1,024)		(1,467)		(1,371)		(483)
Allowance for loan losses	4,598		3,543		3,050		2,626		1,984
Loans receivable, net	$622,863		$605,099		$603,393		$470,354		$247,600

(1) Includes second trust deeds.
(2) Secured by real estate.

Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2007
	Multi- Family	Commercial Investor	Commercial Owner Occupied	Commercial Business	SBA	One-to-Four Family	Other Loans	Total Loan Receivable
	(in thousands)
Amounts due:
One year or less	$2,770	$3,485	$591	$45,212	$1,048	$-	$142	$53,248
More than one year to three years	-	2,952	65	1,198	-	-	-	4,215
More than three years to five years	618	5,262	-	1,268	230	81	2,062	9,521
More than five years to 10 years	11,141	121,434	46,285	2,438	12,602	1,653	20	195,573
More than 10 years to 20 years	2,651	7,618	6,364	877	115	2,055	-	19,680
More than 20 years	324,083	6,772	4,309	-	-	9,291	-	344,455
Total amount due	341,263	147,523	57,614	50,993	13,995	13,080	2,224	626,692
Less (plus):
Deferred loan origination fees (costs)	(881)	43	(55)	49	38	(41)	-	(847)
Lower of cost or market	-	-	-	-	-	78	-	78
Allowance for loan losses	1,438	1,129	248	640	207	165	21	3,848
Allowance for loan losses (unallocated)	-	-	-	-	-	-	-	750
Total loans, net	340,706	146,351	57,421	50,304	13,750	12,878	2,203	622,863
Loans held for sale, net	-	-	-	-	749	-	-	749
Loans held for investment, net	$340,706	$146,351	$57,421	$50,304	$13,001	$12,878	$2,203	$622,114

The following table sets forth at December 31, 2007, the dollar amount of gross loans receivable contractually due after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2008
	At December 31, 2007

	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$5,509	$7,571	$13,080
Multi-family	1,555	336,938	338,493
Commercial real estate	15,551	128,487	144,038
Commercial owner occupied	8,367	48,656	57,023
Commercial and industrial	1,310	4,470	5,780
SBA	6,084	6,862	12,946
Other loans	34	2,048	2,082
Total gross loans receivable	$38,410	$535,032	$573,442

The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)

Beginning balance of gross loans	$607,618	$604,976	$471,609
Loans originated:
Multi-family	311,236	182,378	184,757
Commercial real estate	23,040	90,840	74,548
Commercial owner occupied	17,208	28,396	12,335
Commecial and industrial	37,705	34,420	3,741
SBA	14,209	9,230	-
Other loans	3,333	1,537	1,945
Total loans originated	406,731	346,801	277,326
Loans purchased	2,750	-	-
Sub total—production	409,481	346,801	277,326
Total	1,017,099	951,777	748,935
Less:
Principal repayments	149,550	138,116	83,754
Sales of loans	239,396	205,268	59,752
Charge-offs	701	266	216
Transfer to other real estate owned	760	509	237
Total gross loans	626,692	607,618	604,976
Ending balance loans held for sale, gross	750	795	456
Ending balance loans held for investment, gross	$625,942	$606,823	$604,520

Delinquencies and Classified Assets. Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets.   The Bank’s Senior Portfolio Manager has responsibility for identifying and reporting problem assets to the Bank’s Credit and Investment Review Committee (“CIRC”), which operates pursuant to the board-approved CIRC policy.  The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently designates or classifies problem and potential problem assets as “Special Mention”, “Substandard" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Bank will sustain "some loss" if the deficiencies are not corrected.  All other real estate owned (“OREO”) acquired from foreclosure is classified as “Substandard”. Assets classified as "Loss" are those considered “uncollectible" and of such little value that their continuance as assets.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "Special Mention."

The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by bank regulatory agencies, which can order the establishment of additional general or a change in a classification. The federal banking agencies adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that its regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase its allowance for estimated loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

The Bank's CIRC reviews the Senior Portfolio Manager’s recommendations for classifying the Bank's assets quarterly and reports the results of its review to the board of directors. The following table sets forth information concerning substandard assets, OREO and total classified assets at December 31, 2007 for the Company:

	At December 31, 2007

					Total Substandard
	Total Substandard Assets		OREO		Assets and OREO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$406	11	$-	2	$406	13
Multi-family	-	-	711	1	711	1
Commercial Real Estate	5,929	5	-	-	5,929	5
Commercial Owner Occupied	320	1	-	-	320	1
Commercial Business	-	-	-	-	-	-
SBA	741	3	-	-	741	3
Other loans	-	-	-	-	-	-
Specific Allowance	-	-	-	-	-	-
Total Substandard Assets	$7,396	20	$711	3	$8,107	23

At December 31, 2007, the Company had $27.6 million of Special Mention assets and $8.1 million of Substandard assets.

The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

	60-89 Days		90 Days or More
		Principal Balance		Principal Balance
	# of Loans	of Loans	# of Loans	of Loans
	(dollars in thousands)

At December 31, 2007
Multi-family	-	$-	-	$-
Commercial real estate	1	641	1	3,125
Commercial owner occupied	-	-	-	-
Commercial and industrial	3	458	-	-
SBA	5	804	-	-
One-to-four family and other loans	15	719	7	284
Total	24	$2,622	8	$3,409
Delinquent loans to total gross loans		0.42%		0.54%

At December 31, 2006
Multi-family	-	$-	-	$-
Commercial real estate	-	-	-	-
Commercial owner occupied	-	-	-	-
Commercial and industrial	-	-	-	-
SBA	-	-	-	-
One-to-four family and other loans	4	182	13	634
Total	4	$182	13	$634
Delinquent loans to total gross loans		0.03%		0.10%

At December 31, 2005
Multi-family	-	$-	-	$-
Commercial real estate	-	-	-	-
Commercial owner occupied	-	-	-	-
Commercial and industrial	-	-	-	-
SBA	-	-	-	-
One-to-four family and other loans	2	157	33	1,687
Total	2	$157	33	$1,687
Delinquent loans to total gross loans		0.03%		0.28%

At December 31, 2004
Multi-family	-	$-	-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
One-to-four family and other loans	11	525	38	2,371
Total	11	$525	38	$2,371
Delinquent loans to total gross loans		0.11%		0.50%

At December 31, 2003
Multi-family	-	$-	-	$-
Commercial real estate	-	-	-	-
Construction	-	-	-	-
One-to-four family and other loans	2	46	45	2,730
Total	2	$46	45	$2,730
Delinquent loans to total gross loans		0.02%		1.09%

Nonperforming Assets.  At December 31, 2007 and 2006, respectively, we had $4.9 million and $712,000 of net nonperforming assets, respectively, which included $4.2 million and $574,000 of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due. The increase in nonperforming assets in 2007 is primarily due to a $3.1 million commercial real estate loan and four SBA loans totaling $784,000, of which $550,000 represents the guaranteed portion. The collateral securing the $3.1 million commercial real estate loan is currently in litigation with a former associate of the borrower, alleging fraudulent reconveyance of their previously recorded lien.  Management believes that it will not suffer a loss on this loan, as the title company has accepted the tender of defense, subject to its normal reservation of rights, and the collateral value securing the loan is considered adequate.

OREO was $711,000 (consisting of three properties) at December 31, 2007, compared to $138,000 (consisting of eight properties) at December 31, 2006. Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell, or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. The Bank generally obtains an appraisal and/or a market evaluation on all OREO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.  The decline in OREO over the periods represented reflects the improvements in asset quality and sales of OREO properties.

The following tables set forth information concerning nonperforming loans and OREO at the periods indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonperforming assets (1)
Real Estate:
One-to-four family	$284	$634	$1,687	$2,371	$2,729
Multi-family	-	-	-	-	-
Commercial real estate	3,125	-	-	-	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA	784	-	-	-	-
Other loans	-	-	-	-	1
Total nonaccrual loans	4,193	634	1,687	2,371	2,730
Foreclosures in process	-	-	-	-	43
Specific allowance	-	(60)	(185)	(244)	(299)
Total nonperforming loans, net	4,193	574	1,502	2,127	2,474
Foreclosed other real estate owned (2)	711	138	211	351	979
Total nonperforming assets, net (3)	$4,904	$712	$1,713	$2,478	$3,453

Restructured loans (4)	$-	$-	$-	$-	$-
Allowance for loan losses as a percent of gross loans receivable (5)	0.73%	0.58%	0.50%	0.56%	0.79%
Allowance for loan losses as a percent of total nonperforming loans, gross	109.66%	558.83%	180.79%	110.75%	72.67%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.67%	0.09%	0.25%	0.45%	0.99%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.64%	0.10%	0.24%	0.46%	1.12%

(1)
During the years ended December 31, 2007, 2006, 2005, 2004, and 2003, approximately $347,000, $41,000, $75,000, $131,000, and $299,000, respectively, of interest income related to these loans was included in net income.  Additional interest income of approximately $315,000, $106,000, $310,000, $317,000, and $406,000 million, respectively, would have been recorded for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2)	Foreclosed OREO balances are shown net of related loss allowances.
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

(5)	Gross loans include loans receivable held for investment and held for sale.
(6)	The SBA totals includes the guaranteed amount which was $550,000 as of December 31, 2007.

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

As of December 31, 2007, the allowance for loan losses totaled $4.6 million, compared to $3.5 million at December 31, 2006 and $3.1 million at December 31, 2005.  The December 31, 2007 allowance for loan losses, as a percent of nonperforming loans and gross loans, was 109.7% and 0.73%, respectively, compared with 558.8% and 0.58% at December 31, 2006, and 180.8% and 0.50% at December 31, 2005.  The specific allowance amount included in the allowance for loan losses totaled zero, $166,000 and $291,000, as of December 31, 2007, 2006 and 2005, respectively.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance.  The formula allowance is calculated by applying loss factors to all loans held for investment.

The loss factors for each segment of the loan portfolio, except for loan secured by single family residences originated prior to 2002, are derived by using the average of the last 10 years and 15 years historical charge-off rates by loan types for commercial banks and savings institutions headquartered in the state of California as collected by the FDIC as the base rate.  Then the following internal and external risk factors are added to the average:

Internal Factors
-	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
-	Changes in the nature and volume of the loan portfolio and in the terms of loans, as well as new types of lending;
-	Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on the Bank’s loan portfolio;
-	Changes in volume and severity of past due and classified loans, and in volumes of non-accruals, troubled debt restructurings, and other loan modifications;
-	Changes in the quality of the Bank’s loan review system and the degree of oversight by the Board; and
-	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.

External Factors
-
Changes in national, state and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (includes trends in real estate values and the interest rate environment);

-	Changes in the value of the underlying collateral for collateral-dependent loans; and
-	The effect of external factors, such as competition, legal, regulatory requirements on the level of estimated credit losses in the Bank’s current loan portfolio.

 The factor amount for each of the nine above described risked factors are determined by the Senior Portfolio Manager and Chief Credit Officer and approved by the CIRC on a quarterly basis.

For the homogeneous single-family residential loan portfolio, the ALLL loss factors for pre-2002 originations of first and second deeds of trust loans are based upon the Bank's historical loss experience from charge-offs and real estate owned, and the migration history analysis.   The Bank has tracked its historical losses for the last 40 quarters.  For loans secured with single family residences made after 2001, the factor is calculated using the average of the FDIC charge-off for 10 and 15 years plus the nine credit loss factors mentioned above.

The following table sets forth activity in the Bank’s allowance for loan losses for the periods indicated:

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balances:
Average net loans outstanding during the period	$617,528	$607,439	$546,426	$351,968	$184,460
Total loans outstanding at end of the period	626,580	607,618	604,976	471,609	250,117
Allowance for Loan Losses:
Balance at beginning of period	3,543	3,050	2,626	1,984	2,835
Provision for loan losses	1,651	531	349	705	655
Charge-offs:
Real Estate:
One-to-four family	101	266	211	252	1,612
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA	600	-	-	-	-
Other loans	-	-	5	148	388
Total charge-offs	701	266	216	400	2,000
Recoveries :
Real Estate:
One-to-four family	103	225	191	122	197
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	74	-	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Other loans	2	3	26	215	297
Total recoveries	105	228	291	337	494
Net loan charge-offs	596	38	(75)	63	1,506
Balance at end of period	$4,598	$3,543	$3,050	$2,626	$1,984

Ratios:
Net charge-offs to average net loans	0.10%	0.01%	(0.01)%	0.02%	0.82%
Allowance for loan losses to gross loans at end of period	0.73%	0.58%	0.50%	0.56%	0.79%
Allowance for loan losses to total nonperforming loans	109.66%	558.83%	180.79%	110.77%	72.67%

The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2007		2006		2005
		% of Loans		% of Loans		% of Loans
Balance at End of		in Category to		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$165	2.09%	$331	2.11%	$554	2.74%
Multi-family	1,438	54.45%	1,405	58.80%	1,746	75.99%
Commercial real estate	1,129	23.54%	881	28.55%	627	20.39%
Construction	20	0.00%	-	0.00%	-	0.00%
Commercial owner occupied	248	9.19%	179	5.91%	10	0.34%
Commercial and industrial	640	8.14%	478	3.75%	110	0.54%
SBA	207	2.23%	68	0.87%	-	0.00%
Other Loans	1	0.35%	4	0.01%	3	0.00%
Unallocated	750	--	197	--	-	--
Total	$4,598	100.00%	$3,543	100.00%	$3,050	100.00%

	As of December 31,
	2004		2003
		% of Loans		% of Loans
Balance at End of		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$661	4.74%	$843	14.71%
Multi-family	1,643	83.67%	812	75.85%
Commercial real estate	271	11.44%	105	8.06%
Construction	-	0.00%	41	0.00%
Commercial owner occupied	1	0.12%	-	0.24%
Commercial and industrial	3	0.02%	-	0.00%
SBA	-	0.00%	-	0.00%
Other Loans	11	0.01%	15	1.14%
Unallocated	36	--	168	--
Total	$2,626	100.00%	$1,984	100.00%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2007		2006		2005
		% of		% of		% of
		Allowance		Allowance		Allowance
Balance at End of Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$3,848	83.7%	$3,180	89.7%	$2,759	90.5%
Specific allowance	-	0.0%	166	4.7%	291	9.5%
Unallocated allowance	750	16.3%	197	5.6%	-	0.0%
Total	$4,598	100.0%	$3,543	100.0%	$3,050	100.0%

	As of December 31,
	2004		2003
		% of		% of
		Allowance		Allowance
Balance at End of Period Applicable to	Amount	to Total	Amount	to Total
	(dollars in thousands)
Formula allowance	$2,245	85.5%	$1,386	69.8%
Specific allowance	345	13.1%	430	21.7%
Unallocated allowance	36	1.4%	168	8.5%
Total	$2,626	100.0%	$1,984	100.0%

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

Our investment securities portfolio amounted to $73.0 million at December 31, 2007, as compared to $77.1 million at December 31, 2006.  As of December 31, 2007, the portfolio consisted of $29.7 million of mortgage-backed securities, $26.5 million of mutual funds, $15.2 million of FHLB stock and $1.6 million of Federal Reserve Bank stock.

The Federal Reserve Bank stock was purchased in March 2007 as part of the requirements for the Bank to become a member of the Federal Reserve System.

At December 31, 2007, our securities portfolio includes $27.9 million of mortgage-backed securities which are guaranteed by Freddie Mac and a $1.8million private-issue mortgage-backed security that are accounted for as available for sale.  The mutual fund investments are comprised of two separate funds under the Shay Asset Management Funds, the Adjustable Rate Mortgage (‘‘ARM’’) Fund with $16.8 million invested and the Intermediate Fund with $9.7 million invested.  The ARM Fund invests in U.S. government agency adjustable-rate mortgage-backed securities, fixed and floating-rate collateralized mortgage obligations and investment grade corporate debt instruments.  The Intermediate Fund invests in mortgage-backed securities, U.S. government notes and U.S. government agency debentures.  We may increase or decrease our investment in mortgage-backed securities and mutual funds in the future depending on our liquidity needs and market opportunities.

The following table sets forth certain information regarding the amortized costs and carrying values of the Company's securities at the dates indicated:

	2007		2006
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
	(in thousands)
Available for sale:
Mortgage-backed securities	$29,719	$29,753	$35,271	$35,081
Mutual funds	27,719	26,485	27,719	26,735
Total securities available for sale	57,438	56,238	62,990	61,816
FHLB Stock	15,204	15,204	15,328	15,328
Federal Reserve Bank Stock	1,600	1,600	-	-
Total securities	$74,242	$73,042	$78,318	$77,144

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2007.

	At December 31, 2007
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Available for sale:
Mortgage-backed securities	$-	-	$-	-	$-	-	$29,753	5.22%	$29,753	5.22%
Mutual Funds	26,485	5.16%	-	-	-	-	-	-	26,485	5.16%
Total available for sale	$26,485	5.16%	$-	-	$-	-	$29,753	5.22%	$56,238	5.19%
FHLB Stock	$15,204	5.90%	$-	-	$-	-	$-	-	$15,204	5.90%
Federal Reserve Bank Stock	$1,600	6.00%	$-	-	$-	-	$-	-	1,600	6.00%
Total securities	$43,289	5.45%	$-	-	$-	-	$29,753	5.22%	$73,042	5.36%

Sources of Funds

General. Deposits, lines of credit, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank’s funds for use in lending, investing and for other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Bank offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our six branch network in Southern California.  The Bank’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit.  Total deposits at December 31, 2007 were $386.7 million, as compared to $339.4 million at December 31, 2006.  For the year ended December 31, 2007, certificates of deposit constituted 74.3% of total average deposits.  The terms of the fixed-rate certificates of deposit offered by the Bank vary from 3 months to 5 years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2007, the Bank had $288.7 million of certificate of deposit accounts maturing in one year or less.

The Bank relies primarily on customer service, business development efforts, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.  Additionally, the Bank will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  During 2007, the Bank increased the amount of broker deposits by $9.4 million to $33.7 million at December 31, 2007.

The following table presents the deposit activity of the Bank for the years ended December 31:

	2007	2006	2005
	(in thousands)
Net (withdrawals) deposits	$32,755	$(613)	$30,914
Interest credited on deposit accounts	14,531	12,126	8,135
Total increase in deposit accounts	$47,286	$11,513	$39,049

At December 31, 2007, the Bank had $160.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)
Three months or less	$63,269	5.13%
Over three months through 6 months	54,904	5.04%
Over 6 months through 12 months	27,904	4.79%
Over 12 months	3,146	4.44%
Total	$149,224	5.02%

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2007			2006			2005
		% of Total	Weighted		% of Total	Weighted		% of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(dollars in thousands)
Passbook accounts	$3,336	0.91%	2.51%	$2,600	0.81%	0.55%	$3,613	1.19%	0.24%
Money market accounts	39,782	10.83%	3.51%	39,128	12.13%	3.44%	33,905	11.12%	2.57%
Checking accounts	52,066	14.17%	0.60%	49,441	15.32%	0.63%	42,755	14.02%	1.19%
Sub-total	95,184	25.91%	1.88%	91,169	28.26%	1.83%	80,273	26.33%	1.48%
Certificate of deposit accounts:
Three months or less	17,038	4.64%	5.15%	9,072	2.81%	4.89%	12,580	4.13%	3.30%
Four through 12 months	226,834	61.75%	5.18%	163,802	50.79%	4.55%	109,580	35.96%	3.14%
13 through 36 months	16,693	4.54%	4.35%	43,093	13.36%	3.75%	85,210	27.95%	2.97%
37 months or greater	11,611	3.16%	4.28%	15,453	4.79%	4.39%	17,176	5.63%	4.44%
Total certificate of deposit accounts	272,176	74.09%	5.09%	231,420	71.74%	4.40%	224,546	73.67%	3.18%
Total average deposits	$367,360	100.00%	4.26%	$322,589	100.00%	3.67%	$304,819	100.00%	2.73%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the date indicated and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2007:

	Period to Maturity from December 31, 2007
	Less than	One to	Two to	Three to	Four to	More than
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total
	(in thousands)
Certificate of deposit accounts
0.50 to 2.00%	$-	$-	$-	$2	$1	$13	$16
2.01 to 3.00%	15	15	8	29	6	139	212
3.01 to 4.00%	4,714	1,022	53	60	2	25	5,876
4.01 to 5.00%	81,953	4,701	908	68	412	2	88,044
5.01 to 6.00%	201,671	271	145	173	47	530	202,837
6.01 to 7.00%	82	39	16	36	19	4	196
7.01 to 8.00%	239	4	-	-	-	-	243
Total	$288,674	$6,052	$1,130	$368	$487	$713	$297,424
FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities and the capital stock of the FHLB owned by the Bank.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Bank is allowed to have advances totaling 45% of its assets, equating to a credit line of $348.4 million as of December 31, 2007.  At December 31, 2007, the Bank had FHLB advances outstanding totaling $297.3 million with a weighted average interest rate of 4.69%, of which  $255.0 million were term advances with a weighted average remaining maturity of 1.3 years and a weighted average interest rate of 4.80%.

Borrowings.  The Bank has established a credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current federal funds rate plus 75 basis points.  At December 31, 2007, the Bank had borrowing of $500,000 against the line. The Bank maintains lines of credit totaling $35.0 million with five correspondent banks to purchase federal funds as business needs dictate.  Federal funds purchased are short-term in nature and utilized to meet short term funding needs. As of December 31, 2007, we had no outstanding balance with any of our correspondent banks. Additionally, the Bank has a $50.0 million credit facility with Salomon Brothers. At December 31, 2007, there were no borrowings against this line.

Debentures.  On March 25, 2004 the Company issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Company and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 7.99% as of December 31, 2007.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
FHLB advances
Average balance outstanding	$285,577	$297,441	$234,243
Maximum amount outstanding at any month-end during the year	310,700	319,200	296,835
Balance outstanding at end of year	297,300	300,300	296,835
Weighted average interest rate during the year	5.06%	4.79%	3.12%

Debentures
Average balance outstanding	$10,310	$10,310	$10,310
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate during the year	7.97%	7.77%	6.03%

Other borrowings and lines of credit
Average balance outstanding	$5,172	$1,833	$9,870
Maximum amount outstanding at any month-end during the year	31,500	16,191	35,500
Balance outstanding at end of year	665	16,191	11,000
Weighted average interest rate during the year	5.48%	5.86%	3.16%

Total borrowings
Average balance outstanding	$301,059	$309,584	$254,423
Maximum amount outstanding at any month-end during the year	352,510	345,701	342,645
Balance outstanding at end of year	308,275	326,801	318,145
Weighted average interest rate during the year	5.16%	4.89%	3.24%

Subsidiaries

As of December 31, 2007, we had two subsidiaries, the Bank, which did not have any subsidiaries at December 31, 2007, and PPBI Trust I, which is not consolidated for reporting purposes.

Personnel

As of December 31, 2007, we had 103 full-time employees and 3 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

In addition to other local community banks, our competitors include commercial banks, savings banks, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software.  Strong competition for deposit and loan products affects the rates of those products, as well as, the terms on which they are offered to customers.  Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.

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

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under state and federal law.  Various requirements and restrictions under state and federal law affect the operations and activities of the Company and the Bank. Statutes and regulations regulate many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Further, the Company and the Bank are required to maintain certain levels of capital. See "Capital Requirements" in this Section below.  The following is a brief summary of certain statutes and rules that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.  The Company is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”). As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve, under the BHCA, has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As a California state-chartered bank,  the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank's deposits are insured (presently $100,000 per account; $250,000 in the case of certain retirement accounts) by the Deposit Insurance Fund ("DIF") which is operated by the FDIC. As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank's deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

Activities of Bank Holding Companies.  The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking and securities and insurance underwriting, subject to limitations set forth in federal law. We are not at this date a “financial holding company.”

The BHCA requires a bank holding company to obtain prior approval of the Federal Reserve before: (1) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (2) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, unless such bank or bank holding company is majority-owned by the acquiring bank holding company before the acquisition; (3) acquiring all or substantially all the assets of a bank; or (4) merging or consolidating with another bank holding company.

Permissible Activities of the Bank.  Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, the Bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities or engage in real estate development or investment or merchant banking. Presently, the Bank does not have any subsidiaries.

Capital Requirements.  The federal banking agencies have adopted regulations establishing minimum capital adequacy requirements for banking organizations. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Under Federal Reserve regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The regulatory capital requirements, as well as the actual capital ratios for the Bank and the Company as of December 31, 2007, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters. See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof. As of December 31, 2007, both the Bank and the Company exceeded the minimum capital requirements to be well capitalized.

Under applicable regulatory guidelines, the Company’s trust preferred securities issued by our subsidiary capital trust qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2007, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualify as Tier I capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1,000,000.

Prompt Corrective Action Regulations. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized.

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan.  The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.  The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan.  In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution's capital decreases, the federal agency's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A federal agency has limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

As of December 31, 2007, the Bank was “well capitalized” according to the guidelines discussed above,.

Dividends.  Dividends from the Bank, starting in 2008, will constitute the principal source of income to the Company. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends.  In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. The Bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time initial assessment credit to recognize its past contributions to the insurance fund. The Bank’s one-time assessment credit was approximately $122,000. This credit can be used to offset assessments until exhausted. During 2007, the Bank used the entire amount of the credit as an offset to its regular quarterly assessment. .  The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, the Bank, as a former member of the SAIF, also pays assessments towards the retirement of the Financing Corporation Bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until the FICO Bonds mature in 2017.  This payment is established quarterly and during the year ending December 31, 2007 averaged 1.14 basis points of assessable deposits.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

Loans-to-One Borrower.  Under state law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2007, the Bank's limit on aggregate secured and unsecured loans-to-one-borrower was $17.6 million and $10.6 million, respectively. At December 31, 2007, the Bank's largest aggregate outstanding balance of loans-to-one borrower, in secured loans, was $16.7 million.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act (“FRA”) with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed above). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the bank and must not involve more than the normal risk of repayment.  There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  The Federal Reserve Board has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions.  Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank.  We are considered to be an affiliate of the Bank.

Standards for Safety and Soundness. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

Federal Reserve System.  Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  At December 31, 2007, the Bank maintained compliance with the foregoing requirements.

Cross-Guarantee Provisions.  Insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.. A bank's compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution's lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance.” Based on its last CRA examination, the Bank received an “outstanding” rating.

Bank Secrecy Act and Money Laundering Control Act. In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”), including us.

The SOA includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.  The SEC has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements and certifications in periodic filings under the Exchange Act.  We have revised our internal policies and Exchange Act disclosures to comply with these new requirements.

Check Clearing for the 21st Century Act. The Check Clearing for the 21st Century Act, or “Check 21”, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

Federal and State Taxation

The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2007 taxable year, the Bank is subject to a maximum federal and state income tax rate of 34% and 10.84%, respectively.

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

Our multi-family residential, commercial real estate and business loans are relatively unseasoned, and defaults on such loans would adversely affect our financial condition and results of operations.

At December 31, 2007, our multi-family residential loans amounted to $341.3 million, or 54.5% of our total loans.  At December 31, 2007, our commercial real estate loans amounted to $147.5 million, or 23.5% of our total loans. At December 31, 2007, our business loans amounted to $122.6 million, or 19.6% of our total loans. Our multi-family residential and commercial real estate loan portfolios consist primarily of loans originated after June 30, 2002 while our business loans were originated even more recently and are, consequently, relatively unseasoned.  Further, the payments on multi-family, commercial real estate and business loans are typically dependent on the successful operation of the project.  If there is a downturn in the market in which a multi-family property, commercial property or a business is located, a borrower may suffer a loss on his/her project and be unable to repay the loan.  Defaults on these loans would negatively affect our financial condition, results of operations and financial prospects.

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

Our primary method of originating multi-family and commercial real estate loans is through referrals by mortgage brokers.  During 2007, five mortgage brokers have referred to us approximately 57.8% of all the multi-family and commercial real estate loans we originated.  Although we have in-house account managers who have the responsibility of developing relationships with additional mortgage brokers which may refer us the types of loans we target, should we not be successful in developing relationships with additional mortgage brokers and should we lose referrals from one or more mortgage brokers on whom we depend for a large percentage of our multi-family and commercial real estate loans, our loan originations could be substantially less than we anticipate, thus reducing our anticipated income from these loans.

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

We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses, as well as, any other losses inherent in our loan portfolio.  However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.  In addition, the Federal Reserve and DFI, as part of their supervisory function, periodically review our allowance for loan losses.  Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by them could also adversely affect our financial condition and results of operations.

Upon exercise of the Warrant, shareholders will experience significant dilution in their shares of common stock.

In 2002, a warrant (“the Warrant”) was issued in conjunction with a private placement.  The holder of the Warrant has the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share, which shares, once exercised, would represent approximately 18.4% of our issued and outstanding shares as of December 31, 2007.  The Warrant is currently exercisable for an aggregate of 1,166,400 shares of our common stock.  The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2007, the closing price of our common stock was $6.91 per share.  Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

Adverse outcomes of litigation against us could harm our business and results of operations.

We are currently involved in litigation involving the prior management’s origination and sale of subprime mortgages, as well as, other actions arising in the ordinary course of our business.  A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.  See Item 3 hereof.

Poor economic conditions in California may cause us to suffer higher default rates on our loans and decreased value of the assets we hold as collateral.

A substantial majority of our assets and deposits are generated in Southern California.  As a result, poor economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline. Further, a downturn in the Southern California real estate market could hurt our business.  Our business activities and credit exposure are concentrated in Southern California.  A downturn in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California.  As of December 31, 2007, approximately 86.1% of our loan portfolio consisted of loans secured by real estate located in Southern California.  If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.  Real estate values in Southern California could be affected by, among other things, earthquakes and other natural disasters particular to Southern California.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Instead, we intend to reinvest our earnings in our business.  In addition, in order to pay cash dividends to our shareholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. Additionally, while the Federal Reserve has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction. Under these provisions, the amount available for distribution from the Bank to the Company was approximately $8.7million at December 31, 2007.

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

In addition, Steven R. Gardner, our President and Chief Executive Officer, John Shindler, our Chief Financial Officer, and Edward Wilcox, the Bank’s Chief Banking Officer, have employment agreements which provides that, in the event of a change of control in which their employment is terminated, Mr. Gardner will be entitled to a severance payment equal to three times his annual base salary plus an amount equal to three times his incentive bonus for the previous year, while Messrs. Shindler and Wilcox will each be entitled to a severance payment equal to their annual base plus the their previous year incentive bonus. Also, the Bank has Salary Continuation Agreements with Messrs. Gardner and Shindler that provides that if their employment is terminated within 12 months of a change in control they would receive the present value of their benefits which is approximately $1.5 million and $740,000, respectively.

These provisions in our certificate of incorporation, by-laws and the employment agreements could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

We are dependent on our key personnel

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our new business strategy.  In addition, we rely upon the services of John Shindler, our Executive Vice President and Chief Financial Officer, Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  On December 19, 2007, the Company and the Bank entered into a three year employment agreement with Mr. Gardner and the Bank entered into three year employment agreements with each of Messrs. Shindler and Wilcox and the Company with Mr. Gardner.  We do not maintain key-man life insurance on any employee other than Messrs Gardner and Shindler. .  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;
•	Exposure to potential asset quality issues of the target company;
•	Difficulty and expense of integrating the operations and personnel of the target company;
•	Potential disruption to our business;
•	Potential diversion of management’s time and attention;
•	The possible loss of key employees and customers of the target company;
•	Difficulty in estimating the value of the target company;
•	Potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2007

Corporate Headquarters: 1600 Sunflower Ave. (1) Costa Mesa, CA 92626	Owned	2002	N.A.	$4,902,000

Branch Office: 1598 E. Highland Ave. San Bernardino, CA 92404	Leased	1986	2015	$106,000

Branch Office: 19011 Magnolia Avenue Huntington Beach CA 92646	Owned (2)	2005	2023	$1,520,000

Branch Office: 13928 Seal Beach Blvd. Seal Beach, CA 90740	Leased	1999	2012	$4,000

Branch Office: 4957 Katella Ave. Suite B Los Alamitos, CA 90720	Leased	2005	2015	$343,000

Branch Office: 4667 MacArthur Blvd. Newport Beach, CA 92660	Leased	2005	2016	$851,000

(1) We lease to two tenants approximately 9,735 square feet of the 36,159 square feet of our corporate headquarters for $12,442 per month.
(2) The building is owned, but the land is leased on a long-term basis.

All of our existing facilities are considered to be adequate for our present and anticipated future use. In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri's Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges, interest against the principal amounts due on the loans and punitive damages.  In March of 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006. The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE BY QUARTERS

The common stock of the Company has been publicly traded since 1997 and is currently traded on the NASDAQ Global Market under the symbol PPBI.  However, until recently, trading in the common stock has not been extensive and such trades cannot be characterized as constituting an active trading market.

As of March 31, 2008, there were approximately 1,100 holders of record of the common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	Sale Price of Common Stock
	High	Low
2006
First Quarter	$12.45	$11.63
Second Quarter	$12.03	$11.12
Third Quarter	$12.33	$10.79
Fourth Quarter	$12.69	$11.46
2007
First Quarter	$12.35	$10.80
Second Quarter	$10.88	$9.80
Third Quarter	$10.99	$10.02
Fourth Quarter	$11.73	$6.91

Stock Performance Graph.  The graph below compares the performance of the common stock with that of the Nasdaq Composite Index (U.S. Companies) and the Nasdaq Bank Stocks Index from December 31, 2002 through December 31, 2007.  The graph is based on the investment of $100 in the common stock at its closing price on December 31, 2002.  The Company has not paid any dividends on its common stock.

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/30/2006	12/29/2007
Pacific Premier Bancorp, Inc.	$ 100.00	$ 208.85	$ 249.72	$ 222.22	$ 229.38	$ 130.13
Nasdaq Bank Stocks Index	$ 100.00	$ 128.64	$ 147.22	$ 143.82	$ 161.41	$ 127.92
Nasdaq Composite Index	$ 100.00	$ 149.52	$ 162.72	$ 166.18	$ 182.57	$ 197.98

DIVIDENDS

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay a dividend on the common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restricted the amount of dividends that the Bank can pay without regulatory approval.

ISSUER PURCHASES OF EQUITY SECURITIES

In 2005, the Company's Board of Directors authorized the Management of the Company to repurchase up to 61,500 shares, or 1.17% of the Company's issued and outstanding common stock, to be done in accordance with Rule 10b-18 of the Exchange Act.   During 2007 the remaining 27,200 shares available under that authorization were purchased.  In February of 2007, the Company's Board of Directors authorized the Management of the Company to repurchase up to 600,000 shares of the Company's issued and outstanding common stock on a negotiated, non-open market basis by dealing directly with investment bankers representing shareholders of larger blocks of the stock.  At December 31, 2007, the Company had purchased 72,800 shares pursuant to that authorization.  The following table summarizes purchase activity for the year of 2007:

Month of Purchase	Total Number of shares purchased/returned	Average price paid per share	Total Number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program

Jan-07	-	$-	-	27,200
Feb-07	-	-	-	627,200
Mar-07	50,000	11.39	50,000	577,200
Apr-07	50,000	10.48	50,000	527,200
May-07	-	-	-	527,200
Jun-07	-	-	-	527,200
Jul-07	-	-	-	527,200
Aug-07	-	-	-	527,200
Sep-07	-	-	-	527,200
Oct-07	-	-	-	527,200
Nov-07	-	-	-	527,200
Dec-07	-	-	-	527,200
Total/Average	100,000	$10.94	100,000	527,200

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except ratios and per share data):

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Interest income	$49,432	$44,128	$33,707	$23,223	$17,248
Interest expense	31,166	27,003	16,571	7,817	7,657
Net interest income	18,266	17,125	17,136	15,406	9,591
Provision for loan losses	1,651	531	349	705	655
Net interest income after provision for loans losses	16,615	16,594	16,787	14,701	8,936
Net gains from loan sales	3,720	3,697	590	105	328
Other noninterest income	2,639	2,818	3,540	4,141	1,987
Noninterest expense	17,248	15,231	12,260	11,234	9,783
Income before income tax provision	5,726	7,878	8,657	7,713	1,468
Income tax provision (benefit) (1)	2,107	450	1,436	972	(597)
Net income	$3,619	$7,428	$7,221	$6,741	$2,065
Share Data:
Net income per share:
Basic	$0.70	$1.41	$1.37	$1.28	$0.96
Diluted	$0.55	$1.11	$1.08	$1.02	$0.61
Weighted average common shares outstanding:
Basic	5,189,104	5,261,897	5,256,906	5,256,334	2,161,314
Diluted	6,524,753	6,684,915	6,658,240	6,622,735	3,399,376
Book value per share (basic)	$11.77	$11.03	$9.67	$8.37	$7.10
Book value per share (diluted)	$9.69	$9.16	$8.09	$7.08	$5.98
Selected Balance Sheet Data:
Total assets	$763,420	$730,874	$702,696	$543,124	$309,368
Participation Contract	-	-	-	-	5,977
Securities and FHLB stock	73,042	77,144	49,795	44,844	42,275
Loans held for sale, net (2)	749	795	456	532	804
Loans held for investment, net (2)	622,114	604,304	602,937	469,822	246,796
Allowance for loan losses	4,598	3,543	3,050	2,626	1,984
Mortgage servicing rights	-	-	-	12	29
Total deposits	386,735	339,449	327,936	288,887	221,447
Borrowings	297,965	316,491	318,145	206,710	48,600
Total stockholders' equity	60,750	58,038	50,542	44,028	37,332
Performance Ratios: (3)
Return on average assets (4)	0.50%	1.07%	1.18%	1.61%	0.82%
Return on average equity (5)	6.03%	13.47%	15.17%	16.37%	12.43%
Average equity to average assets	8.16%	7.94%	7.78%	9.86%	6.59%
Equity to total assets at end of period	7.96%	7.94%	7.19%	8.11%	12.07%
Average interest rate spread (6)	2.44%	2.39%	2.70%	3.66%	4.02%
Net interest margin (7)	2.63%	2.58%	2.88%	3.82%	4.06%
Efficiency ratio (8)	69.87%	64.26%	57.72%	57.21%	81.20%
Average interest-earning assets to average interest-bearing liabilities	104.20%	104.83%	106.41%	108.02%	101.16%
Capital Ratios (9):
Tier 1 capital to adjusted total assets	8.81%	8.38%	7.79%	9.09%	8.93%
Tier 1 capital to total risk-weighted assets	10.68%	10.94%	11.21%	13.00%	12.49%
Total capital to total risk-weighted assets	11.44%	11.55%	11.78%	13.59%	13.21%
Capital Ratios (10):
Tier 1 capital to adjusted total assets	9.51%	N/A	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	11.54%	N/A	N/A	N/A	N/A
Total capital to total risk-weighted assets	12.29%	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Nonperforming loans, net, to total loans (11)	0.67%	0.09%	0.25%	0.45%	0.99%
Nonperforming assets, net as a percent of total assets (12)	0.64%	0.10%	0.24%	0.46%	1.12%
Net charge-offs to average total loans	0.37%	0.01%	(0.01)%	0.02%	0.82%
Allowance for loan losses to total loans at period end	0.73%	0.58%	0.50%	0.56%	0.79%
Allowance for loan losses as a percent of nonperforming loans at period end (11)	109.48%	558.83%	180.79%	110.77%	71.55%

----------
(1)	In the years ended December 31, 2006 and December 31, 2005, we reversed $2.4 million and $1.6 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.
(2)	Loans are net of the allowance for loan losses and deferred fees.
(3)	All average balances consist of average daily balances.
(4)	Net income divided by total average assets.
(5)	Net income divided by average stockholders' equity.
(6)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(7)	Represents net interest income as a percent of average interest-earning assets.
(8)	Represents the ratio of noninterest expense less (gain) loss on foreclosed real estate to the sum of net interest income before provision for loan losses and total noninterest income.
(9)	Calculated with respect to the Bank.
(10)	Calculated with respect to the Company. Years prior to 2007 are not applicable due to change in the Bank’s charter to that of a commercial bank in 2007.
(11)	Nonperforming loans consist of loans past due 90 days or more and foreclosures in process less than 90 days and still accruing interest.
(12)	Nonperforming assets consist of nonperforming loans (see footnote 10 above) and foreclosed other real estate owned.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2008, the Bank expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank’s market area.  The Bank’s ability to originate and purchase loans is influenced by the general level of product available.  The Bank’s results of operations are also affected by the Bank’s provision for loan losses and the level of operating expenses. The Bank’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

We believe that the allowance for loan losses is the critical accounting policy that require estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements.

Average Balance Sheet.  The following tables set forth certain information relating to the Company for the years ended December 31, 2007, 2006, and 2005.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.

	For the Year Ended December 31,
	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents (1)	$432	$78	18.06%	$602	$126	20.93%	$509	$53	10.41%
Federal funds sold	1,448	72	4.97%	1,123	54	4.81%	575	20	3.48%
Investment securities (2)	76,080	4,010	5.27%	53,519	2,654	4.96%	47,564	1,924	4.05%
Loans receivable, net (3)	617,528	45,272	7.33%	607,439	41,294	6.80%	546,426	31,710	5.80%
Total interest-earning assets	695,488	49,432	7.11%	662,683	44,128	6.66%	595,074	33,707	5.66%
Noninterest-earning assets	39,326			31,893			16,967
Total assets	$734,814			$694,576			$612,041
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$94,220	1,773	1.88%	$91,169	1,669	1.83%	$80,273	1,185	1.48%
Certificate accounts	272,176	13,848	5.09%	231,420	10,185	4.40%	224,546	7,148	3.18%
Total interest-bearing deposits	366,396	15,621	4.26%	322,589	11,854	3.67%	304,819	8,333	2.73%
FHLB advances and other borrowings	290,749	14,723	5.06%	299,274	14,348	4.79%	244,113	7,616	3.12%
Subordinated debentures	10,310	822	7.97%	10,310	801	7.77%	10,310	622	6.03%
Total interest-bearing liabilities	667,455	31,166	4.67%	632,173	27,003	4.27%	559,242	16,571	2.96%
Noninterest-bearing liabilities	7,363			7,253			5,187
Total liabilities	674,818			639,426			564,429
Stockholders' equity	59,996			55,150			47,612
Total liabilities and equity	$734,814			$694,576			$612,041
Net interest income		$18,266			$17,125			$17,136
Net interest rate spread (4)			2.44%			2.39%			2.70%
Net interest margin (5)			2.63%			2.58%			2.88%
Ratio of interest-earning assets to interest-bearing liabilities			104.20%			104.83%			106.41%

----------
(1)	Includes interest on float from cash disbursements.
(2)	Includes unamortized discounts and premiums.
(3)
Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans.  Loan fees were approximately $847,000, $1.1 million, and $1.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Compared to			Compared to
	Year Ended December 31, 2006			Year Ended December 31, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(32)	$(16)	$(48)	$11	$62	$73
Federal funds sold	17	1	18	25	9	34
Investment securities	1,180	176	1,356	260	470	730
Participation Contract	-	-	-	-	-	-
Loans receivable, net	695	3,283	3,978	3,780	5,804	9,584
Total interest-earning assets	1,860	3,444	5,304	4,076	6,345	10,421
Interest-bearing liabilities:
Transaction accounts	57	47	104	175	309	484
Certificate accounts	1,942	1,721	3,663	208	2,829	3,037
FHLB advances and other borrowings	(416)	791	375	1,996	4,736	6,732
Subordinated debentures	-	21	21	-	179	179
Total interest-bearing liabilities	1,583	2,580	4,163	2,379	8,053	10,432
Changes in net interest income	$277	$864	$1,141	$1,697	$(1,708)	$(11)

Comparison of Operating Results for the Year Ended December 31, 2007 and December 31, 2006

General: For the year ended December 31, 2007, the Company reported net income of $3.6 million or $0.55 per diluted share, compared with net income of $7.4 million or $1.11 per diluted share for the same period in 2006.  The $3.8 million, or 51.3%, decrease in net income in 2007 compared to 2006 was primarily the result of increases in the provision for loan losses and compensation and benefit expense of $1.1 million and $1.2 million, respectively, as well as the reversal of the valuation allowance for deferred taxes in 2006 of $2.4 million.

For both the years ended December 31, 2007 and 2006 the Bank’s gain on loan sales was $3.7 million. During 2007 and 2006, the Bank sold loans secured by multi-family properties totaling $232.2 million and $196.6 million, respectively, for a gain on sale of $3.6 million and $3.4 million, respectively.  During the third quarter there were changes in the secondary market for multi-family loans which have required the Bank to adjust its pricing on these product types. Additionally, the Southern California apartment market is seeing a significant slow down in sales activity as a gap between buyer and seller expectations has created a “wait and see” market.    Due to the above changes in the multi-family loan market, we expect that future gains on loan sales to be substantially reduced or eliminated.

Interest Income: Interest income for the year ended December 31, 2007 was $49.4 million, compared to $44.1 million for the year ended December 31, 2006. The increase of $5.3 million, or 12.0%, is primarily due to interest income on loans receivable increasing $4.0 million to $45.3 million for the year ended December 31, 2007 from $41.3 million for the year ended December 31, 2006. The increase in interest income on loans was primarily the result of an increase in the average loan balance of $10.1 million from $607.4 million in 2006 to $617.5 million in 2007 combined with a 53 basis points increase in the average yield on said loans from 6.80% for 2006 to 7.33% for 2007. The increase in loan yield is primarily due to the re-pricing of our short-term adjustable-rate income property loans and the origination of higher yielding loans during 2007.

Interest Expense: Interest expense for the year ended December 31, 2007 was $31.2 million, compared to $27.0 million for the year ended December 31, 2006. The $4.2 million, or 15.4%, increase primarily reflects an increase in the average balance of deposits of $43.8 million, during the year, combined with a 40 basis points increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

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

Net interest income before provision for loan losses was $18.3 million and $17.1 million for the years ended December 31, 2007 and 2006, respectively.

Provision for Loan Losses:  The provision for loan losses increased to $1.7 million for the year ended December 31, 2007 from $531,000 for the year ended December 31, 2006.  The increase in the current year provision of $1.1 million, or 210.9%, for loan losses was primarily due to an increase in the Bank’s net charge-off of $558,000, as well as an increase in the unallocated allowance of $553,000.  Net charge-offs in 2007 were $596,000 compared to $38,000 for 2006. In the fourth quarter of 2007, the Bank charged-off the unsecured portion of six SBA loans totaling $600,000 due to the deterioration of the clients’ businesses.  The increase in the unallocated allowance is due to the Bank’s management belief that the overall national economy is weakening and may affect our borrowers’ ability to repay their loans.

Noninterest Income:  Noninterest income was $6.4 million for the year ended December 31, 2007, compared to $6.5 million for the year ended December 31, 2006.  The decrease of $156,000, or 2.3%, was primarily due to a decrease in loan servicing income of $459,000 due to fewer prepayment penalties collected in 2007 compared to 2006.  Partially offsetting the decrease from loan servicing income was an increase in other income and bank fee income of $175,000 and $105,000, respectively.

Noninterest Expense: Noninterest expense for the year ended December 31, 2007 was $17.2 million compared to $15.2 million for the year ended December 31, 2006.  The $2.0 million, or 13.2%, increase in noninterest expense was principally due to increases in compensation and benefits of $1.2 million, legal and audit expenses of $184,000, and other expenses of $343,000 in 2007 compared to 2006.  The increase in compensation and benefits for the year is attributable primarily to the Bank’s branch expansion and the hiring of additional business bankers during the latter part of 2006 and the early part of 2007. During the fourth quarter of 2007, the Bank laid-off 10 employees due to the reduction in our loan volume. The number of employees at the Bank at December 31, 2007 was 105 compared to 106 at December 31, 2006.

Income Taxes: The provision for income taxes increased to $2.1 million for the year ended December 31, 2007 compared to $450,000 for the year ended December 31, 2006.  The Company had income before income taxes of $5.7 million for the year ended December 31, 2007 compared to income before income taxes of $7.9 million for the year ended December 31, 2006.  In 2006, the Company eliminated its remaining valuation allowance for deferred taxes which reduced its provision by $2.4 million. The elimination of the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future.

Comparison of Operating Results for the Year Ended December 31, 2006 and December 31, 2005

General: For the year ended December 31, 2006, the Company reported net income of $7.4 million or $1.11 per diluted share, compared with net income of $7.2 million or $1.08 per diluted share for the same period in 2005.  The $207,000, or 2.9%, increase in net income in 2006 compared to 2005 was primarily the result of increases in total interest income of $10.4 million, total noninterest income of $2.4 million and the reversal of its valuation allowance for deferred taxes of $2.4 million, which was partially offset by increases in total interest expense of $10.4 million and noninterest expense of $3.0 million.

Interest Income: Interest income for the year ended December 31, 2006 was $44.1 million, compared to $33.7 million for the year ended December 31, 2005. The increase of $10.4 million, or 30.9%, was primarily due to interest income on loans receivable increasing $9.6 million to $41.3 million for the year ended December 31, 2006 from $31.7 million for the year ended December 31, 2005. The increase in interest income on loans was primarily the result of an increase in the average loan balance of $61.0 million from $546.5 million in 2005 to $607.4 million in 2006 combined with a 100 basis points increase in the average yield on said loans from 5.80% for 2005 to 6.80% for 2006. The increase in loan yield was primarily due to the re-pricing of our short-term adjustable-rate income property loans and the origination of higher yielding loans during 2006.

Interest Expense: Interest expense for the year ended December 31, 2006 was $27.0 million, compared to $16.6 million for the year ended December 31, 2005. The $10.4 million, or 63.0%, increase primarily reflects an increase in the average balance of deposits and FHLB advances and other borrowings of $17.8 million and $55.2 million, respectively, during the year, combined with a 131 basis points increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

Net interest income before provision for loan losses was $17.1 million for each of the years ended December 31, 2006 and 2005.

Provision for Loan Losses:  The provision for loan losses increased to $531,000 for the year ended December 31, 2006 from $349,000 for the year ended December 31, 2005.  The increase of $182,000, or 52.1%, in the current year provision for loan losses was primarily due to the overall shift in our loan portfolio mix toward more commercial real estate, business and SBA loans, which was partially offset by a decrease in our nonperforming loans by 58.4% from $1.7 million in 2005 to $712,000 in 2006, Net charge-offs increased $113,000 in 2006 from a net recoveries of $75,000 in 2005 to $38,000 in net charge-off in 2006.  Total net loans receivable in 2006 increased $1.7 million, or 2.8%, over 2005.

Noninterest Income:  Noninterest income was $6.5 million for the year ended December 31, 2006, compared to $4.1 million for the year ended December 31, 2005.  The $2.4 million, or 57.7%, increase was primarily due to an increase in gains from loan sales of $3.1 million in 2006 compared to 2005.  Partially offsetting the increase from the gains on loan sales was a decrease in other income from the sale and collection of charged-off loans related to the Participation Contract.  During 2006 and 2005, the Company collected $171,000 and $1.0 million, respectively, in recoveries on the collection of charged-off loans associated with the Participation Contract.

Noninterest Expense:  Noninterest expense for the year ended December 31, 2006 was $15.2 million compared to $12.3 million for the year ended December 31, 2005.  The $2.9 million, or 24%, increase in noninterest expense was principally due to increases in compensation and benefits of $1.6 million and premises and occupancy of $805,000 for 2006 compared to 2005.  These increases reflect of the Bank’s investments in its strategic expansion through de novo branching and the addition of experienced business bankers to staff its new locations.  The number of employees at the Bank grew from 89 at December 31, 2005 to 106 at December 31, 2006.  A large portion of the increases in compensation and benefits, $996,000, and premises and occupancy expense, $478,000, for the year ended December 31, 2006 compared to the prior year, was associated with the Bank’s depository branches in the cities of Costa Mesa and Los Alamitos that opened in 2006 and Newport Beach (which opened in the first quarter of 2007), and the SBA loan production office in Pasadena, which opened in January 2006.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets of the Company were $763.4 million as of December 31, 2007, compared to $730.9 million as of December 31, 2006.  The $32.5 million, or 4.5%, increase in total assets is primarily due to increases in federal funds sold and net loans of $15.7 million and $17.8 million, respectively.

Total liabilities of the Company were $702.7 million at December 31, 2007 compared to $672.8 million at December 31, 2006.  The $29.9 million, or 4.4%, increase was primarily due to an increase of $47.3 million in deposits, which was partially offset by a decrease in other borrowings of $18.5 million.  Total deposits at December 31, 2007 were $386.7 million compared to $339.4 million at December 31, 2006.

At December 31, 2007 and 2006, our stockholders’ equity amounted to $60.8 million and $58.0 million, respectively. The increase of $2.7 million, or 4.7% in stockholders’ equity was due primarily to $3.6 million of net income for the year ended December 31, 2007, partially offset by Company stock repurchases totaling 100,000 shares in 2007 at a cost of $1.1 million.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  Our average liquidity ratios were 9.98%, 7.20% and 6.32% for the years ended December 31, 2007, 2006 and 2005, respectively.  The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs.  Liquid assets of the Bank represented approximately 9.0% of total assets at December 31, 2007, 9.2% of total assets at December 31, 2006 and 9.9% of total assets at December 31, 2005.  At December 31, 2007, the Bank had five unsecured lines of credit with other correspondent banks totaling $35.0 million to purchase federal funds as business needs dictate.  Also, the Bank has established a $50.0 million credit facility with Salomon Brothers secured by investments securities owned by the Bank.  We also have a line of credit with FHLB allowing us to borrow up to 45% of the Bank’s total assets as of September 30, 2007 or $348.4 million, $297.3 million of which was outstanding as of December 31, 2007.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2007, we had approximately $460.8 million of loans pledged to secure FHLB borrowings.

At December 31, 2007, we had $0 in outstanding commitments to originate or purchase loans compared to $685,000 and $2.2 million at December 31, 2006 and 2005, respectively.

The Bank’s loan to deposit and borrowing ratio was 90.9%, 91.9% and 96.5% as of December 31, 2007, 2006 and 2005, respectively.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2007, totaled $288.7 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

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

At December 31, 2007 and 2006, the Bank’s leverage capital amounted to $65.3 million and $60.7 million, respectively, and its risk-based capital amounted to $69.9 million and $64.1 million, respectively.  As a result, the Bank exceeded the capital levels required to be considered ‘‘well capitalized’’ at that date.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered ‘‘well capitalized.’’  At December 31, 2007, the Bank’s total risk-based capital, Tier 1 risk-based capital and leverage ratios were 11.44%, 10.68%, and 8.81%, respectively.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes our contractual obligations as of December 31, 2007:

		Payment Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$297,300	$159,300	$138,000	$-	$-
Other borrowings	665	665	-	-	-
Subordinated debentures	10,310	-	10,310	-	-
Certificates of deposit	297,424	288,676	7,180	855	713
Operating leases	5,987	603	1,250	1,252	2,882
Total contractual cash obligations	$611,686	$449,244	$156,740	$2,107	$3,595

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2007:

2007
(in thousands)
Other unused commitments:
Home equity lines of credit	$502
Commercial lines of credit	18,525
Other lines of credit	33
Standby letters of credit	1,798
Undisbursed construction funds	702
Total commitments	$21,560

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

Impact of New Accounting Standards

See Note 1 to the Consolidated Financial Statements included in Item 8 hereof for a listing of recently issued accounting pronouncements and the impact of them on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest Rate Risk Management.  The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company's business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with Board-approved guidelines through the establishment of prudent asset and liability concentration guidelines. Through such activities, management seeks to reduce the vulnerability of the Company's operations to changes in interest rates.  Management monitors its interest rate risk as such risk relates to its operational strategies. The Bank's board of directors reviews on a quarterly basis the Bank's asset/liability position, including simulations of the effect on the Bank's capital in various interest rate scenarios.  The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

Economic Value of Equity.  The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Bank’s economic value of equity ("EVE") under alternative interest rate scenarios. The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities and off-balance sheet contracts under each rate scenario. An EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the EVE ratio, in basis points, caused by an increase or decrease in rates; whichever produces a larger decline (the "Sensitivity Measure"). The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be.

The following table shows the EVE and projected change in the EVE of the Bank at December 31, 2007, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("bp"):
As of December 31, 2007
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$49,540	$(16,547)	(25.0)%	6.85%	-187 BP
+200 BP	56,601	(9,486)	(14.4)%	7.69%	-103 BP
+100 BP	61,622	(4,465)	(6.8)%	8.25%	-47 BP
Static	66,087	--	--	8.72%	--
-100 BP	75,021	8,933	13.5%	9.71%	100 BP
-200 BP	84,658	18,571	28.1%	10.75%	204 BP
-300 BP	95,069	28,982	43.9%	11.84%	312 BP

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank's business or strategic plans on the structure of interest-earning assets and interest- bearing liabilities. Although the EVE measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to, does not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income, and will differ from actual results.

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Bank's primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2007. The information presented reflects the expected cash flows of the primary categories by year including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and mortgage-backed securities that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts also is adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets, and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing
	2008	2009	2010	2011	2012
At December 31, 2007	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and Federal Funds	$52,199	$-	$-	$-	$-	$-
Average Interest Rate	4.58%	-	-	-	-	-

Mortgage - Backed Securities Fixed Rate	$-	$-	$-	$-	$-	$20,434
Average Interest Rate	-	-	-	-	-	5.57%

Mortgage - Backed Securities Adjustable Rate	$-	$-	$-		$-	$9,319
Average Interest Rate	-	-	-		-	5.07%

Loans - Fixed Rate	$1,308	$51	$20	$712	$2,688	$34,939
Average Interest Rate	1.93%	7.75%	8.00%	8.44%	7.23%	7.60%

Loans - Adjustable Rate	$51,829	$4,078	$65	$2,851	$3,270	$524,768
Average Interest Rate	8.67%	5.34%	9.50%	8.24%	7.95%	7.03%

Selected Liabilities
Interest-bearing transaction accounts	$94,380	$-	$-	$-	$-	$-
Average Interest Rate	1.86%	0.00%	0.00%	0.00%	0.00%	0.00%

Certificates of Deposits	$288,773	$6,071	$1,050	$369	$486	$713
Average Interest Rate	5.07%	4.36%	4.64%	4.80%	4.53%	4.69%

FHLB Advances	$159,300	$75,000	$63,000	$-	$-	$-
Average Interest Rate	4.50%	4.94%	4.90%	-	-	-

Other Borrowings and Subordinated Debentures	$10,975	$-	$-	$-	$-	$-
Average Interest Rate	7.72%	-	-	-	-	-

The Bank does not have any foreign exchange exposure or any commodity exposure and therefore does not have any market risk exposure for these issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
April 15, 2008

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2007	2006
Cash and due from banks	$8,307	$7,028
Federal funds sold	25,714	10,012
Cash and cash equivalents	34,021	17,040
Investment securities available for sale	56,238	61,816
FHLB Stock/Federal Reserve Stock, at cost	16,804	15,328
Loans held for sale, net	749	795
Loans held for investment, net of allowance for loan losses of $4,598 (2007) and $3,543 (2006)	622,114	604,304
Accrued interest receivable	3,995	3,764
Foreclosed real estate	711	138
Premises and equipment	9,470	8,622
Current income taxes	524	130
Deferred income taxes	6,754	6,992
Bank owned life insurance	10,869	10,344
Other assets	1,171	1,601
TOTAL ASSETS	$763,420	$730,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$25,322	$33,607
Interest bearing	361,413	305,842
Total Deposits	386,735	339,449
Borrowings	297,965	316,491
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	7,660	6,586
TOTAL LIABILITIES	702,670	672,836
COMMITMENTS AND CONTINGENCIES (Note 11)	-	-
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,163,488 (2007) and 5,263,488 (2006) shares issued and outstanding	53	54
Additional paid-in capital	66,417	67,306
Accumulated deficit	(5,012)	(8,631)
Accumulated other comprehensive loss, net of tax of $494 (2007) and $483 (2006)	(708)	(691)
TOTAL STOCKHOLDERS’ EQUITY	60,750	58,038
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$763,420	$730,874

See Notes to Consolidated Financial Statements.
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2007	2006	2005
INTEREST INCOME:
Loans	$45,272	$41,294	$31,710
Investment securities and other interest-earning assets	4,160	2,834	1,997
Total interest income	49,432	44,128	33,707
INTEREST EXPENSE:
Interest-bearing deposits	15,621	11,854	8,333
Borrowings	14,723	14,348	7,616
Subordinated debentures	822	801	622
Total interest expense	31,166	27,003	16,571
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	18,266	17,125	17,136
PROVISION FOR LOAN LOSSES	1,651	531	349
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,615	16,594	16,787
NONINTEREST INCOME:
Loan servicing fee income	1,056	1,515	1,541
Deposit fee income	619	514	480
Net gain from sale of loans	3,720	3,697	590
Other income	964	789	1,519
Total noninterest income	6,359	6,515	4,130
NONINTEREST EXPENSE:
Compensation and benefits	10,479	9,231	7,612
Premises and occupancy	2,407	2,327	1,522
Data processing and communications	512	385	335
Net loss (gain) on foreclosed real estate	42	39	(14)
Legal and audit	806	622	665
Marketing expenses	713	693	382
Office and postage expense	384	372	383
Other expense	1,905	1,562	1,375
Total noninterest expense	17,248	15,231	12,260
INCOME BEFORE INCOME TAX PROVISION	5,726	7,878	8,657
INCOME TAX PROVISION	2,107	450	1,436
NET INCOME	$3,619	$7,428	$7,221
EARNINGS PER SHARE:
Basic earnings per share	$0.70	$1.41	$1.37
Diluted earnings per share	$0.55	$1.11	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	5,189,104	5,261,897	5,256,906
Diluted	6,524,753	6,684,915	6,658,240

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2004	5,258,738	$53	$67,564	$(23,280)	$(309)		$44,028
Comprehensive Income
Net income				7,221		$7,221	7,221
Unrealized loss on investments, net of tax of $211					(304)	(304)	(304)
Total comprehensive income						$6,917
Exercise of options	3,750		28				28
Repurchase of common stock	(38,550)		(442)				(442)
Issuance of restricted stock	4,500						-
Share-based compensation expense			11				11
Balance at December 31, 2005	5,228,438	$53	$67,161	$(16,059)	$(613)		$50,542
Comprehensive Income
Net income				7,428		$7,428	7,428
Unrealized loss on investments, net of tax of $55					(78)	(78)	(78)
Total comprehensive income						$7,350
Exercise of stock options	6,500		57				57
Issuance of restricted stock	35,050						-
Share-based compensation expense			122				122
Restricted stock vested		1	(1)				-
Forfeit of restricted stock	(750)						-
Retirement of common stock repurchased	(3,000)						-
Repurchase of common stock	(2,750)		(33)				(33)
Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Comprehensive Income
Net income				3,619		$3,619	3,619
Unrealized loss on investments, net of tax of $9					(17)	(17)	(17)
Total comprehensive income						$3,602
Share-based compensation expense			202				202
Repurchase of common stock	(100,000)	(1)	(1,091)				(1,092)
Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,619	$7,428	$7,221
Adjustments to net income:
Depreciation expense	812	532	344
Provision for loan losses	1,651	531	349
Share-based compensation expense	202	122	11
Loss on sale, provision, and write-down of foreclosed real estate	72	57	118
Loss on sale and disposal on premises and equipment	(200)	8	4
Net unrealized and realized (gain) loss and accretion on investment securities, residual mortgage-backed securities, and related mortgage servicing rights	(151)	126	301
Gain on sale of loans held for sale	(40)	(77)	-
Loss on sale of investment securities available for sale	-	-	-
Purchase and origination of loans held for sale	(2,924)	(1,083)	-
Proceeds from the sales of and principal payments from loans held for sale	3,010	1,749	37
Gain on sale of loans held for investment	(3,680)	(3,620)	(590)
Change in current and deferred income tax receivable	(156)	(1,801)	(1,660)
Increase in accrued expenses and other liabilities	1,074	513	2,574
Federal Home Loan Bank stock dividend	(813)	(734)	(423)
Income from bank owned life insurance	(525)	(344)	-
Decrease (increase) in accrued interest receivable and other assets	199	(1,428)	(1,270)
Net cash provided by operating activities	2,150	1,979	7,016
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	390,034	345,015	144,254
Purchase and origination of loans held for investment	(406,574)	(344,730)	(277,326)
Principal payments on securities available for sale	5,711	638	-
Proceeds from sale of foreclosed real estate	115	525	259
Purchase of securities available for sale	-	(26,808)	-
Purchase of securities held to maturity	(39,980)	-	-
Proceeds from sale or maturity of securities available for sale	39,980	-	-
Increase in premises and equipment	(1,660)	(3,180)	(1,114)
Proceeds from sale and disposal of premises and equipment	200	2	26
Purchase of bank owned life insurance	-	(10,000)	-
Purchase and redemption of FHLB and FRB stock	(663)	(649)	(5,133)
Net cash used in investing activities	(12,837)	(39,187)	(139,034)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	47,286	11,513	39,049
(Payment) proceeds from other borrowings	(15,691)	15,191	(17,400)
(Payment) proceeds from FHLB advances	(2,835)	(6,535)	128,835
Repurchase of common stock	(1,092)	(33)	(442)
Proceeds from exercise of stock options	-	57	28
Payoff of from Senior Secured note	-	-	-
Net cash provided by financing activities	27,668	20,193	150,070
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,981	(17,015)	18,052
CASH AND CASH EQUIVALENTS, beginning of year	17,040	34,055	16,003
CASH AND CASH EQUIVALENTS, end of year	$34,021	$17,040	$34,055
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$32,114	$26,918	$15,783
Income taxes paid	$2,379	$2,076	$2,349
NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$-	$1	$-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Loan Transfers-Loans held for sale from held for investment	$-	$1,223	$-
Loan Transfers-Loans held for investment from held for sale	$-	$279	$-
Transfers from loans to foreclosed real estate	$760	$509	$237

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Basis of Presentation and Description of Business — The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the ‘‘Corporation’’) and its wholly owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Corporation, a Delaware corporation organized in 1997, is a California based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The Company accounts for its investments in its wholly owned special purpose entities, PPBI Statutory Trust I, ( the “Trust”) using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s Statement of Income and the investment in the Trust is included in Other Assets on the Company’s Balance Sheet.

The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans.  At December 31, 2007, the Bank had six depository branches located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, San Bernardino, Seal Beach and Newport Beach.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2007, $850,000 was allocated to cash reserves required by the Federal Reserve Board for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

Participation Contract— The Participation Contract represented the right to receive 50% of any cash realized from three residual mortgage-backed securities. The right to receive cash flows under the Participation Contract began after the purchaser of the residual mortgage-backed securities recaptured its initial cash investment and a 15% internal rate of return. During 2004, the Company sold its share of the residual interest in the 1998-1 component of the Participation Contract and the 1997-2 and 1997-3 components of the Participation Contract were terminated early and the performing assets sold. Thus, the Participation Contract was no longer on the Company’s books at or after December 31, 2004.  However, the Company is entitled to 50% of the charge-off recoveries associated with the 1997-2 and 1997-3 components of the Participation Contract.  The recoveries from the 1997-2 and 1997-3 components were $72,000 and $171,000 in the years 2007 and 2006, respectively, and are shown under Other Income.

Loans Held for Sale -- Loans held for sale, consisted of the guarantee portion of our SBA loans at December 31, 2007 and 2006 and are carried at the lower of cost or market.  Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

Loans Held for Investment -- Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Bank has the ability, to hold these loans to maturity.

Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All loans are generally charged off at such time the loan is classified as a loss.

Allowance for Loan Losses -- It is the policy of the Bank to maintain an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio.  Management's determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, current economic conditions, industry charge-off experience on income property loans and other relevant factors in the area in which the Bank's lending and real estate activities are based.  These factors may affect the borrowers' ability to pay and the value of the underlying collateral.  The Bank's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance.  The formula allowance is calculated by applying loss factors to loans held for investment. The loss factors are applied according to loan program type and loan classification.  The loss factors for each program type and loan classification are evaluated on a quarterly basis and are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience. The unallocated allowance is based upon management's evaluation of various conditions, the effect of which is not directly measured in the determination of the formula. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:  (1) general economic and business conditions affecting the key lending areas of the Bank, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.   Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.   Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Bank's control.

Foreclosed Real Estate -- Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of fair value less cost to sell or the balance of the loan at the date of foreclosure through a charge to the allowance for estimated loan losses. It is the policy of the Bank to obtain an appraisal and/or market valuation on all other real estate owned at the time of possession.  After foreclosure, valuations are periodically performed by management and additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

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

Income Taxes--Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. In the years 2000 and 2001, management deemed it necessary to establish a valuation allowance totaling $11.6 million on the deferred tax assets. With the recapitalization in the year 2002 and the return to profitability, management began to reduce the valuation allowance as it appeared that it was more likely than not that the deferred tax assets would be realized. During 2006, the Company reversed the remaining valuation allowance of $2.4 million, as the deferred tax assets were determined, more likely than not, to be realized based on the Company’s quarterly analysis of its valuation allowance for deferred taxes.  As of December 31, 2007, the valuation allowance was zero.

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

Comprehensive Income -- In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

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

Share-Based Compensation Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). Prior to January 1, 2006, we accounted for share-based compensation to employees under the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is recognized only to the extent an option’s exercise price is less than the market value of the underlying stock on the date of grant. No share-based compensation expense was reflected in net income as all options are required by the plan to be granted with an exercise price equal to the estimated fair value of the underlying common stock on the date of grant. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123.” We adopted SFAS No. 123(R) under the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123(R). Accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company will continue to use straight-line recognition of expenses for awards with graded vesting.

	2007	2006	2005
	(dollars in thousands, except per share data)
Net income to common stockholders:
As reported	$3,619	$7,428	$7,221
Stock-based compensation that would have been reported using the fair value method of SFAS 123	-	-	-
Pro forma	$3,619	$7,428	$7,221

Basic earnings per share:
As reported	$0.70	$1.41	$1.37
Pro forma	$0.70	$1.41	$1.37

Diluted earnings per share:
As reported	$0.55	$1.11	$1.08
Pro forma	$0.55	$1.11	$1.08

In March 2005, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC's interpretation of SFAS No.123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”).” The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the amount that could be realized under the issuance contract. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e, amounts that would be realized only upon surrendering all of the policies or certificates would not be included in measuring the assets. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125," by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140." SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the "amortization method" or "fair value method" for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity's first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of December 31, 2007 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 will have on its financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” SFAS No. 158, requires an employer to: (1) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the financial position of the company.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities.” The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 141(R) may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company must adopt SFAS No. 160 no later than January 1, 2009. The Company has not yet determined the impact SFAS No. 160 may have on its financial position, results of operations or cash flows.

Reclassifications –Certain amounts reflected in the 2006 and 2005 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2007.  These classifications are of a normal recurring nature.

The following tables reflect the reclassification on the Company’s consolidated statement of stockholders’ equity of restricted shares issued from repurchase of common stock to issuance of restricted stock.
Common Stock Shares	With reclassifications For Year Ended December 31, 2005	Originally presented For Year Ended December 31, 2005	Net Change

Repurchase of common stock	$(38,550)	$(34,050)	$(4,500)
Issuance of restricted stock	4,500	-	4,500
Exercise of stock options	3,750	3,750	-
Total activity	$(30,300)	$(30,300)	$-

Common Stock Amount	With reclassifications For Year Ended December 31, 2005	Originally presented For Year Ended December 31, 2005	Net Change

Repurchase of common stock	$(442)	$(394)	$(48)
Share-based compensation expense	11	-	11
Exercise of stock options	28	28	0
Total activity	$(403)	$(366)	$(37)

The following table reflects the reclassification on the statement of Company’s cash flows of repurchase of common stock from net cash used in investing activities to net cash provided by operating activities and share-based compensation expense and increase in accrued interest and other assets from repurchase of common stock.

	With reclassifications For Year Ended December 31, 2005	Originally presented For Year Ended December 31, 2005	Net Change

Share-based compensation expense	$11	$-	$11
Increase in accrued interest receivable and other assets	(1,270)	(1,307)	37
All other operating activities	8,275	8,275	-
Net cash provided by operating activities	$7,016	$6,968	$48

Repurchase of common stock	$-	$(394)	$394
All other investing activities	(139,034)	(139,034)	-
Net cash used in investing activities	$(139,034)	$(139,428)	$394

Repurchase of common stock	$(442)	$-	$(442)
All other financing activities	150,512	150,512	-
Net cash used in financing activities	$150,070	$150,512	$(442)

The following table reflects the reclassification on the statement of the Corporation’s cash flows of repurchase of common stock from net cash used in financing activities to net cash provided by operating activities and share-based compensation expense and increase (decrease) in accrued expenses and other liabilities from repurchase of common stock.

	With reclassifications For Year Ended December 31, 2005	Originally presented For Year Ended December 31, 2005	Net Change

Share-based compensation expense	$11	$-	$11
Increase (decrease) in accrued expenses and other liabilities	91	54	37
All other operating activities	226	226	-
Net cash provided by operating activities	$328	$280	$48

Purchase of common stock	$(442)	$(394)	$(48)
All other financing activities	28	28	-
Net cash used in financing activities	$(414)	$(366)	$(48)

2. Regulatory Capital Requirements and Other Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of the most recent formal notification from the Federal Reserve, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Corporation’s and Bank's actual capital amounts and ratios are presented in the table below:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2007
Total Capital (to risk-weighted assets)
Bank	$69,873	11.44%	$48,874	8.00%	$61,093	10.00%
Consolidated	$70,595	11.56%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	65,275	8.81%	29,639	4.00%	37,049	5.00%
Consolidated	65,997	8.90%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,275	10.68%	24,437	4.00%	36,656	6.00%
Consolidated	65,997	10.81%	N/A	N/A	N/A	N/A

At December 31, 2006
Total Capital (to risk-weighted assets)
Bank	$64,124	11.55%	$44,407	8.00%	$55,508	10.00%
Consolidated	$66,734	12.01%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	60,747	8.38%	29,012	4.00%	36,265	5.00%
Consolidated	63,357	8.73%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	60,747	10.94%	22,203	4.00%	33,305	6.00%
Consolidated	63,357	11.40%	N/A	N/A	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$29,719	$35	$(1)	$29,753
Mutual Funds	27,719	-	(1,234)	26,485
Total securities available for sale	$57,438	$35	$(1,235)	$56,238
FHLB Stock	$15,204	$-	$-	$15,204
Federal Reserve Bank Stock	1,600	-	-	1,600
Total securities	$74,242	$35	$(1,235)	$73,042
	December 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$35,271	$12	$(202)	$35,081
Mutual Funds	27,719	-	(984)	26,735
Total securities available for sale	$62,990	$12	$(1,186)	$61,816
FHLB Stock	$15,328	$-	$-	$15,328
Total securities	$78,318	$12	$(1,186)	$77,144

The weighted average interest rates on total investment securities were 5.27% and 4.96% at December 31, 2007 and 2006, respectively.

When the Bank became a member of the Federal Reserve System in March of 2007, it was required to purchase Federal Reserve Bank stock equal to three percent of the Bank’s paid in surplus. The stock currently pays a six percent cash dividend.

At December 31, 2007, $29.7 million in mortgage-backed securities mature in excess of 10 years, no mortgage-backed securities mature in 5 to 10 years, $26.5 million in mutual funds are redeemable with a one-day notice unless pledged for borrowings and the FHLB stock is redeemable five years after FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption.  At December 31, 2007, the mutual funds were pledged as collateral on a credit line.

The tables below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2007 and 2006.  The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  As of December 31, 2007 the Bank had one out of the six mortgage-backed securities in a loss position as well as both of the mutual funds.

	December 31, 2007
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	( in thousands)
Mortgage-backed securities	$1,839	$(1)	$-	$-	$1,839	$(1)
Mutual Funds	-	-	26,485	(1,234)	26,485	(1,234)
Total	$1,839	$(1)	$26,485	$(1,234)	$28,324	$(1,235)

	December 31, 2006
	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses	Fair Value	Gross Unrealized Holding Losses
	(in thousands)
Mortgage-backed securities	$21,006	$(113)	$8,512	$(89)	$29,518	$(202)
Mutual Funds	-	-	26,735	(984)	26,735	(984)
Total	$21,006	$(113)	$35,247	$(1,073)	$56,253	$(1,186)

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2007	2006
	(in thousands)
Real estate
Residential:
Multi-family	$341,263	$357,275
Commercial real estate	147,523	169,752
One-to-four family	13,080	12,825
Construction	2,750	-
Other loans:
Commercial owner occupied	57,614	39,629
Commercial and industrial	50,993	22,762
SBA	13,246	4,517
Unsecured consumer loans	176	43
Loans secured by deposit accounts	-	20
Total gross loans held for investment	626,645	606,823
Plus (less):
Undisbursed construction loan funds	(702)	-
Deferred loan origination costs-net	847	1,125
Discounts	(78)	(101)
Allowance for estimated loan losses	(4,598)	(3,543)
Loans held for investment, net	$622,114	$604,304

From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower’s ability to repay may be impacted by economic factors in the region.

The following summarizes activity in the allowance for loan losses for the year ended December 31:

	2007	2006	2005
	(in thousands)
Balance, beginning of year	$3,543	$3,050	$2,626
Provision for loan losses	1,651	531	349
Recoveries	105	228	291
Charge-offs	(701)	(266)	(216)
Balance, end of year	$4,598	$3,543	$3,050

It is the Bank’s policy not to accrue interest on loans 90 days or more past due.  The Company had nonaccrual and nonperforming loans at December 31, 2007, 2006, and 2005 of $4.2 million, $634,000, and $1.7 million, respectively.   If such loans had been performing in accordance with their original terms, for the years ended December 31, 2007, 2006, and 2005, the Company would have recorded additional loan interest income of $315,000, $106,000 and $310,000 for a total of $45.6 million, $41.4 million, and $32.0 million, respectively, instead of loan interest income actually recognized of $45.3 million, $41.3 million, and $31.7 million, respectively.

The following summarizes information related to the Bank’s impaired loans at December 31:

	2007	2006	2005
	(in thousands)
Total impaired loans	$7,396	$659	$1,750
Related general reserves on impaired loans	534	73	60
Related specific reserves on impaired loans	-	60	291
Average impaired loans for the year	3,963	889	1,657
Total interest income recognized on impaired loans	611	43	82

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make secured and unsecured loans-to-one borrower in excess of 25% and 15%, respectively, of its unimpaired capital and surplus. This 25% and 15% limitation results in a dollar limitation of $17.6 million and $10.6 million for secured and unsecured loans, respectively, at December 31, 2007.  At December 31, 2007, the Bank's largest aggregate outstanding balance of loans-to-one borrower was $16.7 million.

Total loans and participations serviced for others were $53.6 million and $96.6 million as of December 31, 2007 and 2006, respectively.

5. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2007	2006
	(in thousands)
Land	$1,410	$1,410
Premises	5,600	5,452
Leasehold improvements	2,249	1,246
Furniture, fixtures and equipment	4,062	3,688
Automobiles	83	82
Subtotal	13,404	11,878
Less: accumulated depreciation	(3,934)	(3,256)
Total	$9,470	$8,622

Depreciation expense was $812,000, $532,000, and $344,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6. Foreclosed Real Estate

The following summarizes the activity in the other real estate owned for the years ended December 31:

	2007	2006
	(in thousands)
Balance, beginning of year	$138	$211
Additions – foreclosures	760	509
Sales	(115)	(525)
Write downs	(72)	(57)
Balance, end of year	$711	$138

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2007	Average	2006	Average
	Balance	Interest Rate	Balance	Interest Rate
	(dollars in thousands)
Transaction accounts
Checking accounts:
Noninterest-bearing	$25,322	0.00%	$33,607	0.00%
Interest-bearing	19,204	1.33%	21,654	1.41%
Passbook accounts	9,254	4.02%	2,109	0.75%
Money market accounts	35,531	3.14%	39,391	3.64%
Total transaction accounts	89,311	1.88%	96,761	1.55%
Certificate accounts:
Under $100,000	148,200	5.03%	122,830	4.88%
$100,000 and over	149,224	5.02%	119,858	5.07%
Total certificate accounts	297,424	5.02%	242,688	4.97%
Total Deposits	$386,735	4.32%	$339,449	4.07%

The aggregate annual maturities of certificate accounts at December 31 are approximately as follows:

2007
(in thousands)
Within one year	$288,676
One to two years	6,130
Two to three years	1,050
Three to four years	369
Four to five years	486
Thereafter	713
Total	$297,424

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2007	2006	2005
	(in thousands)
Checking accounts	$313	$241	$307
Passbook accounts	84	14	9
Money market accounts	1,376	1,415	869
Certificate accounts	13,848	10,184	7,148
Total	$15,621	$11,854	$8,333

8. Advances from Federal Home Loan Bank and Other Borrowings

The Bank had $297.3 million and $300.3 million borrowings with the FHLB at of December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, advances from the FHLB were collateralized by real estate loans with an aggregate principal balance of $460.8 million and $480.2 million, and FHLB stock of $15.2 million and $15.3 million, respectively.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Average balance outstanding	$285,577	$297,441	$234,243
Maximum amount outstanding at any month-end during the year	310,700	319,200	296,835
Balance outstanding at end of year	297,300	300,300	296,835
Weighted average interest rate during the year	5.06%	4.79%	3.12%

The maturities of FHLB advances are as follows:

	December 31, 2007
		Weighted
		Average
	Amount	Interest Rate
	(dollars in thousands)
Due in one year	$159,300	4.50%
Due in two years	75,000	4.94%
Due in three years	63,000	4.90%
Due in four years	-	0.00%
Due in five years	-	0.00%
Due after five years	-	0.00%
Total	$297,300	4.69%

In March 2004, the Bank established a $100.0 million credit facility with Salomon Brothers which we reduced to $50 million in 2007. The credit facility is secured by investments that we pledge. At December 31, 2007, the Bank had no borrowing against this line and $10.0 million as of December 31, 2006. In addition, the Bank has established a credit facility, secured by the mutual funds pledged to Pershing LLC.  The Bank is able to borrow up to 70% of the valuation of the pledged mutual funds at a cost of the current federal funds rate plus 75 basis points.  The Bank had borrowed $500,000 and $1.0 million against the line as of December 31, 2007 and 2006, respectively.

At December 31, 2007, the Bank had unsecured lines of credit with five banks for a total amount of $35.0 million.  Total borrowings against these lines were zero at December 31, 2007 and $5.0 million at December 31, 2006.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Average balance outstanding	$5,172	$1,833
Maximum amount outstanding at any month-end during the year	31,500	16,191
Balance outstanding at end of year	665	16,191
Weighted average interest rate during the year	5.78%	5.86%

9. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 7.99% and 8.12% as of December 31, 2007 and 2006, respectively.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

10. Income Taxes

Income taxes for the year ended December 31 consisted of the following:

	2007	2006	2005
	(in thousands)
Current tax provision (benefit):
Federal	$1,564	$2,419	$2,380
State	294	(220)	560
Total current tax provision	1,858	2,199	2,940
Deferred tax benefit (provision):
Federal	188	(1,799)	(1,090)
State	61	50	(414)
Total deferred tax benefit (provision)	249	(1,749)	(1,504)
Total income tax provision	$2,107	$450	$1,436

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the year ended December 31 is as follows:

	2007	2006	2005
	(in thousands)
Statutory federal taxes	$1,652	$2,447	$2,680
State taxes, net of federal income tax benefit	405	638	680
Change in valuation allowance	-	(2,424)	(1,605)
Other	50	(211)	(319)
Total	$2,107	$450	$1,436

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2007	2006
	(in thousands)
Deferred tax assets:
Accrued expenses	$350	$111
Depreciation	103	263
Net operating loss	5,522	5,940
Allowance for loan losses	2,062	1,592
Unrealized losses on available for sale securities	494	483
Other	61	57
Total deferred tax assets	8,592	8,446
Deferred tax liabilities:
State taxes	(282)	(146)
Federal Home Loan Bank Stock	(1,305)	(939)
Restricted stock	(64)	(136)
Other	(187)	(233)
Total deferred tax liabilities	(1,838)	(1,454)
Total deferred tax	6,754	6,992
Less valuation allowance	-	-
Net deferred tax asset	$6,754	$6,992

At December 31, 2007, there was no valuation allowance against the net operating loss deferred tax asset.  The Company has a net operating loss carryforward of approximately $14.5 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $5.6 million for state franchise tax purposes, which expires in 2013.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the Federal and State net operating loss carryforward by $5.8 million and $3.3 million, respectively.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2007, tax years for 2004 through 2007 remain open to audit by the Internal Revenue Service and by the State Taxing authorities.  In the opinion of management, all significant tax positions taken, or expected to be taken by the Bank in any open tax year would more likely than not be sustained upon examination by the tax authorities.

11. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings – In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri's Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges, interest against the principal amounts due on the loans and punitive damages.  In March of 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006. The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

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

Lease Commitments -- The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2007.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements (in thousands):

Year ending December 31,
2008	$603
2009	621
2010	629
2011	658
2012	594
Thereafter	2,882
Total	$5,987

Rental expense under all operating leases totaled $664,000, $677,000, and $429,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Share-based Compensation -- The following table provides a summary of the expense the Company has recognized related to share-based compensation awards as a result of the Company’s January 1, 2006 adoption of SFAS No. 123(R).  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards as of and for the years ended December 31, 2007 and 2006:

	For the Years Ended
	2007	2006
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$45	$-
Restricted stock expense	79	74
Total share-based compensation expense	$124	$74
Total share-based compensation expense, net of tax	$73	$72
Diluted shares outstanding	6,524,753	6,684,915
Impact on diluted earnings per share	$0.011	$0.007
Unrecognized compensation expense:
Stock option expense	$38	$-
Restricted stock expense	85	170
Total unrecognized share-based compensation expense	$123	$170
Total unrecognized share-based compensation expense, net of tax	$73	$100

Employment Agreements -- The Corporation and the Bank have entered into a three year employment agreement with their Chief Executive Officer.  This agreement provides for the payment of a base salary, a bonus based upon the individual performance and overall performance of the Corporation and the Bank, provides a vehicle for the use of the CEO, and the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into a three year employment agreements with each of its Chief Financial Officer and Chief Banking Officer.  These agreements provide for the payment of a base salary, a bonus based upon the individual performance and overall performance of the Bank, and the payment of severance benefits upon termination under specified circumstances.

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

12. Benefit Plans

401(k) Plan -- The Bank maintains an Employee Savings Plan (the 401(k) Plan) which qualifies under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation.  In 2005, 2006 and 2007, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.   The amounts of contributions made to the 401(k) Plan by the Bank were approximately $202,000, $155,000, and $143,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the Plan) -- The Plan was approved by the Shareholders in May 2004.  The Plan authorizes the granting of options equal to 525,500 shares of the common stock for issuances to executives, key employees, officers, and directors.  The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted.  Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Company.  The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005 the Company chose to accelerate the vesting on all outstanding options.  Below is a summary of activity in the Company’s 2000 Stock Incentive Plan and the Plan for the years ended December 31, 2007, 2006, and 2005, respectively.

There were no stock options exercised in 2007.  The weighted average remaining contractual term and aggregate intrinsic value of options outstanding was 8.9 years and $761,000 at December 31, 2007.

	2007			2006			2005
		Per Share			Per Share			Per Share
	Shares	Weighted Average exercise price	Intrinsic Value	Shares	Weighted Average exercise price	Intrinsice Value	Shares	Weighted Average exercise price	Intrinsic Value

Options outstanding at the beginning of the year	335,225	$11.26	$0.92	376,147	$11.43	$0.37	387,347	$11.40	$1.86
Granted	111,250	12.07	-	-	-	-	-	-	-
Exercised	-	-	-	(6,500)	8.79	3.39	(3,750)	7.44	-
Forfeited & Expired	(53,850)	16.89	-	(34,422)	13.65	-	(7,450)	11.70	0.10
Options outstanding at the end of the year	392,625	$10.72	$-	335,225	$11.26	$0.92	376,147	$11.43	$0.37

Options exercisable at the end of the year	300,375			335,225			376,147

Weighted average remaining contractual life of options outstanding at end of year	8.9 Years			6.5 Years			7.1 Years

    As of December 31, 2007 only 61,500 of the above exercisable options had and exercise price that was lower than the market price of the common stock.

The fair value of options granted under the Plan during 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

			Assumptions
	Number						Fair Market
Grant	of Options	Grant Price	Dividend		Risk Free	Expected	Value at Grant
Date	Granted	Per Share	Yield	Volatility	Rate	Life (Years)	Per Share

1/3/2007	109,250	$12.10	--	10.26%	4.68%	10.00	$3.12

5/22/2007	2,000	$10.19	--	13.17%	4.64%	10.00	$2.78

There were no stock options granted in 2005 or 2006.

During 2006, restricted stock awards were granted for 35,050 shares of the Corporation’s common stock.  These shares vest with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company.  Compensation expense relating to these grants was $127,000 in 2007 and $122,000 in 2006. At December 31, 2007, restricted stock awards for 20,298 shares of the Corporation’s common stock remained unvested.  The table below summarizes the restricted stock award activity for the periods indicated.

	2007
		Weighted
		Average
Restricted stock awards	Shares	Grant Price
Outstanding unvested grants at January 1, 2007	34,300	$11.62
Granted	-	-
Vested	(11,936)	11.60
Cancelled	-	-
Outstanding unvested grants at December 31, 2007	22,364	$11.63

	2006
		Weighted
		Average
	Shares	Grant Price
Outstanding unvested grants at January 1, 2006	4,500	$10.74
Granted	35,050	11.70
Vested	(1,500)	10.74
Cancelled	(3,750)	11.73
Outstanding unvested grants at December 31, 2006	34,300	$11.62

Stock options and restricted stocks are expensed evenly over the vesting period.  At December 31, 2007 there was $73,000 and $130,000 remaining to be expensed for stock options and restricted stock awards, respectively, that have been granted under the Plan.

    Salary Continuation Plan -- The Bank implemented in 2006 a non-qualified supplemental retirement plan (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amount expensed in 2007 and 2006 under the Salary Continuation Plan amounted to $105,000 and $74,000, respectively.  As of December 31, 2007 and 2006, $179,000 and $74,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan. The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2007.

Long-Term Care Insurance Plan -- The Bank implemented in September 2006 a Long-Term Care Insurance Plan for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2007 and 2006 was $33,000 and $7,000, respectively, for this plan.

Directors’ Deferred Compensation Plan -- The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan. As of December 31, 2007 and 2006, the liability for the plan was $37,000 and $12,000, respectively, and the interest expense for 2007 and 2006 was $2,000 and zero, respectively.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The Company’s commitments to extend credit at December 31, 2007 and 2006 totaled $19.1 million and $18.9 million, respectively.  In addition to these commitments, the Company had commercial and standby letters of credit of zero and $1.8 million, respectively, at December 31, 2007 and $8,000 and $165,000, respectively, at December 31, 2006.

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

	At December 31, 2007
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,021	$34,021
Securities available for sale	56,238	56,238
Federal Reserve and FHLB Stock, at cost	16,804	16,804
Loans held for sale, net	749	749
Loans held for investment, net	622,114	626,140
Accrued interest receivable	3,995	3,995
Liabilities:
Deposit accounts	386,735	384,259
FHLB Advances	297,300	300,007
Other Borrowings	665	665
Subordinated debentures	10,310	9,936
Accrued interest payable	3,995	3,995

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	20,858	2,086

	At December 31, 2006
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$17,040	$17,040
Securities available for sale	61,816	61,816
FHLB Stock, at cost	15,328	15,328
Loans held for sale, net	795	795
Loans held for investment, net	604,304	608,525
Accrued interest receivable	3,764	3,764
Liabilities:
Deposit accounts	339,449	329,311
FHLB Advances	300,300	299,467
Other Borrowings	16,191	16,191
Subordinated debentures	10,310	10,232
Accrued interest payable	1,443	1,443

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	19,058	1,906

Cash and Cash Equivalents -- The carrying amount approximates fair value.

Securities Available for Sale-- Fair values are based on quoted market prices.

FHLB and Federal Reserve Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock.

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

FHLB Advances -- The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

Other Borrowings -- The carrying amount approximates fair value as the interest rate, based on risk, currently approximates market.

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the balance by the current 3 month LIBOR rate plus the current market spread.  The fair value is determined assuming that we will call them on their next callable date.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006.

15. Earnings Per Share

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options of 331,125, 81,725, and 93,897 for the years ended December 31, 2007, 2006, and 2005, as the exercise price exceeded the stock price at the end of the period.

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2007:
Net income applicable to earnings per share	$3,619
Basic earnings per share: Income available to common stockholders	3,619	5,189,104	$0.70
Effect of dilutive securities : Warrants and stock option plans	-	1,335,649
Diluted earnings per share: Income available to common stockholders	$3,619	6,524,753	$0.55

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2006:
Net income applicable to earnings per share	$7,428
Basic earnings per share: Income available to common stockholders	7,428	5,261,897	$1.41
Effect of dilutive securities : Warrants and stock option plans	-	1,423,018
Diluted earnings per share: Income available to common stockholders	$7,428	6,684,915	$1.11

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2005:
Net income applicable to earnings per share	$7,221
Basic earnings per share: Income available to common stockholders	7,221	5,256,906	$1.37
Effect of dilutive securities : Warrants and stock option plans		1,401,334
Diluted earnings per share: Income available to common stockholders	$7,221	6,658,240	$1.08

16. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2007	2006
	(in thousands)
Assets:
Cash and cash equivalents	$594	$2,245
Investment in subsidiaries	65,851	61,578
Income tax receivable	11	130
Deferred income taxes	4,487	4,441
Other assets	380	324
Total Assets	$71,323	$68,718
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	263	370
Total Liabilities	10,573	10,680
Total Stockholders’ Equity	60,750	58,038
Total Liabilities and Stockholders’ Equity	$71,323	$68,718

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Income:
Interest Income	$20	$75	$80
Noninterest Income	201	173	1,262
Total income	221	248	1,342
Expense:
Interest Expense	822	801	622
Noninterest Expense	479	436	436
Total expense	1,301	1,237	1,058
(Loss) Income Before Income Tax Provision	(1,080)	(989)	284
Income Tax Benefit	(411)	(1,966)	(470)
Net income (parent only)	(669)	977	754
Equity In Net Earnings Of Subsidiaries	4,288	6,451	6,467
Net income	$3,619	$7,428	$7,221

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)
	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$3,619	$7,428	$7,221
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Share-based compensation expense	202	122	11
Equity in net earnings of subsidiaries	(4,288)	(6,451)	(6,467)
Increase (decrease) in accrued expenses and other liabilities	(108)	25	91
Decrease (increase) in current and deferred taxes	73	(1,434)	(554)
Decrease (increase) in other assets	(56)	7	26
Net cash (used in) provided by operating activities	(558)	(303)	328
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and principal payments on loans held for investment	-	61	167
Purchase and origination of loans held for investment	-	-	(61)
Net cash provided by investing activities	-	61	106
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(1,093)	(33)	(442)
Proceeds from exercise of stock options	-	57	28
Net cash provided by (used in) financing activities	(1,093)	24	(414)
Net (Decrease) Increase In Cash And Cash Equivalents	(1,651)	(218)	20
Cash And Cash Equivalents, Beginning Of Year	2,245	2,463	2,443
Cash And Cash Equivalents, End Of Year	$594	$2,245	$2,463

17. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2007
Interest income	$12,124	$12,084	$12,808	$12,416
Interest expense	7,644	7,562	8,093	7,867
Provision for estimated loan losses	299	215	403	734
Noninterest income	1,740	1,859	1,519	1,241
Noninterest expense	4,430	4,307	4,406	4,105
Income tax provision (benefit)	546	698	574	289
Net income	$945	$1,161	$851	$662
Earnings per share:
Basic	$0.18	$0.22	$0.16	$0.14
Diluted	$0.14	$0.18	$0.13	$0.10

2006
Interest income	$10,374	$10,736	$11,336	$11,683
Interest expense	5,755	6,505	7,250	7,494
Provision for estimated loan losses	-	104	-	427
Noninterest income	946	1,220	2,185	2,163
Noninterest expense	3,674	3,738	3,922	3,896
Income tax provision (benefit)	151	(1,298)	845	752
Net income	$1,740	$2,907	$1,504	$1,277
Earnings per share:
Basic	$0.33	$0.55	$0.29	$0.24
Diluted	$0.26	$0.43	$0.23	$0.19

18.  Related Parties

The Bank made three loans to the partnership of McKennon Wilson & Morgan LLP, of which Michael L. McKennon, a director of the Corporation, is a partner.  One loan is a fixed rate commercial loan at the rate of 7.00%, one loan is a fixed rate commercial loan at the rate of 8.50%, and the other is a commercial line of credit with a variable rate of Prime + 50 basis points (7.75% as December 31, 2007).  The balances of the loans were $53,000, $46,000 and $250,000, respectively, as of December 31, 2007.  In addition, the Bank made one loan to the partnership of Moore Stephens Wurth Frazer and Torbet, LLP, of which Jeff Jones, a director of the Corporation, is a partner, in March of 2007.  The loan balance was $372,000 at December 31, 2007 and is a fixed rate commercial loan at the rate of 7.625%. All the loans are performing in accordance with their terms.

All of these loans were made at terms that were available to the general public at the time of origination.  It is the belief of management that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.  The following table shows the activity of loans to all officers and directors of the Corporation and the Bank for the date specified:

	2007	2006
	(in thousands)
Balance, beginning of year	$242	$-
Originations/advances	422	555
Principal payments	277	313
Balance, end of year	$387	$242

19.  Subsequent Events

During February and March 2008 the Company purchased a total of 259,704 shares of its common stock which it subsequently retired.

On March 16, 2008, David L. Hardin resigned as a member of the Board of Directors of Pacific Premier Bancorp, Inc., and as a director of the Company’s subsidiary, Pacific Premier Bank.  Mr. Hardin resigned to pursue other professional activities.  Mr. Hardin’s resignation did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The evaluation of disclosure controls and procedures includes an evaluation of some components of the Company’s internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which can be found under Item 8, Financial Statements and Supplementary Data, beginning on page 46 of this report. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and subsequent results are communicated to executive management providing the ability to make timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item with respect to the Company’s directors, executive officers, certain family relationships, and compliance by the Company’s directors, executive officers and certain beneficial owners of the Company’s common stock with Section 16(a) of the Exchange Act is incorporated by reference to all information under the captions entitled “Transactions with Certain Related Persons” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2008 (“Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION

The information relating to executive compensation and directors' compensation is incorporated herein by reference to the information under the caption “Executive Compensation” included in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Security Ownership of Directors and Executive Officers” included in our Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2000 & 2004 Stock Incentive Plans	392,625	$10.72	304,333
Equity compensation plans not approved by security holders	-	-	-
Total Equity Compensation plans	392,625	$10.72	304,333

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

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999. (7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated December 19, 2007. (11)*
10.6	Employment Agreement between Pacific Premier Bank and John Shindler dated December 19, 2007. (11)*
10.7	Employment Agreement between Pacific Premier Bank and Eddie Wilcox dated December 19, 2007. (11)*
10.8	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002. (2)
10.9	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.10	Guarantee Agreement from PPBI Trust I. (8)
10.11	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (9)*
10.12	Salary Continuation Agreements between Pacific Premier Bank and John Shindler. (9)*
10.13	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (10)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 4, 2007.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 21, 2007.

*	Management contract or compensatory plan or arrangement.

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
DATED: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	April 15, 2008
Steven R. Gardner

/s/ John Shindler	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 15, 2008
John Shindler

/s/ Ronald G. Skipper	Chairman of the Board of Directors	April 15, 2008
Ronald G. Skipper

/s/ John D. Goddard	Director	April 15, 2008
John D. Goddard

/s/ Michael L. McKennon	Director	April 15, 2008
Michael L. McKennon

/s/ Kenneth Boudreau	Director	April 15, 2008
Kenneth Boudreau

/s/ Jeff C. Jones	Director	April 15, 2008
Jeff C. Jones