Form 10-K/A
PACIFIC PREMIER BANCORP INC
filed 2008-05-09
CIK 1028918

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of March 31, 2008, the Registrant had 4,903,784 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      None.

EXPLANATORY NOTES

Pacific Premier Bancorp, Inc. ("Company") is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008 ("Initial Form 10-K") to include the Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”), which was inadvertently omitted from the Initial Form 10-K.  The Management’s Report contained in Item 9A(T) of this Amendment sets forth management’s belief that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria set forth in Item 9A(T).

In addition, this Amendment includes the information required under Part III of the form.  The Initial Form 10-K indicated that the information required under Part III was being incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders.  However, the form only permits such incorporation by reference to the extent the definitive proxy statement is filed within 120 days of the Company’s fiscal year end (i.e., by April 29, 2008).  The Company did not file its 2008 proxy statement with the SEC within 120 days of its fiscal year (i.e., by April 29, 2008), and thus is including the Part III information in this Amendment.

This Amendment does not modify or update in any way the Initial Form 10-K other than as described above.

As used in this report, the terms “Company,” “we,” “us” and “our” refer to Pacific Premier Bancorp, Inc. and the term “Bank” refers to Pacific Premier Bank.

PART II

ITEM 9A(T).                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2007, our internal control over financing reporting is effective based on those criteria.

The Company’s Annual Report on Form 10-K, as amended, does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in its Annual Report on Form 10-K, as amended.

Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.  Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current directors and executive officers, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table.

Name	Age	Positions Held	Year of Election as Director
Kenneth A. Boudreau	58	Director	2005
Steven R. Gardner	47	Director, President and Chief Executive Officer	2000
John D. Goddard	69	Director	1988
Jeff C. Jones	53	Director	2007
Michael L. McKennon,	47	Director	2004
Ronald G. Skipper	67	Chairman of the Board of Directors	1997

John Shindler	52	Executive Vice President, Chief Financial Officer and Treasurer
Eddie Wilcox	41	Executive Vice President and Chief Banking Officer

The following identifies the background information for our directors, officers and other key employees:

Kenneth A. Boudreau, Director

Mr. Boudreau has served as a member of the Company’s Board since 2005.  Mr. Boudreau was the President and Chief Executive Officer of M. C. Gill Corporation, a manufacturing concern in El Monte, California, from 2002 through December 31, 2007, prior to his retirement from M. C. Gill Corporation.  Mr. Boudreau joined M. C. Gill Corporation in 1996 as its Chief Financial Officer and assumed progressive responsibilities over time until being named CEO in 2002.  Mr. Boudreau had previously been employed by The Quikset Organization in Irvine for 15 years where he was initially hired as their controller and advanced to lead their subsidiaries with $40 million in revenues.  Mr. Boudreau is a CPA in California, and was employed by Deloitte & Touche before joining The Quikset Organization.  He obtained his B.A. degree in Business Administration from California State University Fullerton.

Steven R. Gardner, Director, President and Chief Executive Officer

Mr. Gardner has been the President and Chief Executive Officer of the Company and the Bank since the third quarter of 2000, and has served as a director of the Company since 2000.  Prior to joining us in February 2000 as Chief Operating Officer, Mr. Gardner was Senior Vice President of Lending at Hawthorne Financial since 1997.  Mr. Gardner has served in management positions in credit administration, portfolio management, lending production and operations as well as risk management for the past 24 years.  Mr. Gardner holds a B.A. from California State University Fullerton and attended graduate school at California State University Long Beach.

John D. Goddard, Director

Mr. Goddard has served as a director for the Company since 1988.  Mr. Goddard has been a public accountant for the past 43 years. Mr. Goddard was initially employed by W.C. Brassfield, CPA from 1962 to 1965 and then formed the partnership, Brassfield and Goddard, CPAs in 1965 and continued practicing until September 1976. The firm incorporated into Goddard Accountancy Corporation, CPAs where Mr. Goddard served as President since September 1976 and practiced until December 2003. The corporation merged with the firm of Soren McAdam Christrenson, LLP in January 2004. Mr. Goddard retired January 1, 2008 from full-time practice as a Certified Public Accountant and now works part time on a consulting basis.

Jeff C. Jones, Director

Mr. Jones has served as a member of the Company’s Board since July 2007.  Mr. Jones is the past Managing Partner and current Executive Committee member of, and partner in, the regional accounting firm Moore Stephens Wurth Frazer and Torbet, LLP, which he has been with since 1977.  Mr. Jones has over 30 years experience in servicing small and medium sized business clients primarily within the real estate, construction, and agricultural industries.  Mr. Jones is a past president of Inland Exchange, Inc, an accommodator corporation and has served on the Board of Directors of Moore Stephens North America, Inc.   Mr. Jones holds a BS in Business Administration degree from Lewis and Clark College in Portland, Oregon, and a Masters of Business Taxation from Golden Gate University.   Mr. Jones is a CPA in California and licensed as a Life Insurance agent and holds a Series 7 securities license.

Michael L. McKennon, Director

Mr. McKennon has served as a director of the Company since 2004 and currently chairs our Audit Committee.  Mr. McKennon is a founding partner of the Irvine, California accounting firm of McKennon Wilson & Morgan LLP, a registered firm of the Public Company Accounting Oversight Board.  Mr. McKennon, a CPA in the state of California, has been responsible for the firm’s audit and accounting practice since 1998. Mr. McKennon was previously employed by the accounting firm of PricewaterhouseCoopers LLP and Arthur Andersen & Co.  Mr. McKennon has 25 years experience in private and public accounting, auditing and consulting in Southern California.  He obtained his B.A. degree in Business Administration from California State University Fullerton.

John Shindler, Executive Vice President, Chief Financial Officer and Treasurer

Mr. Shindler was hired in December of 2000 as Controller and promoted to CFO in the third quarter of 2002.  Mr. Shindler serves as Chairman of our Asset Liability Committee.  Prior to joining the Bank, Mr. Shindler worked as a division controller for IXL, an Internet solution company, for approximately a year.  Prior to that, Mr. Shindler worked for Long Beach Acceptance Corp., an indirect auto lender, for more than three years, where he started as a division controller and then was promoted to Regional Vice President of Operations.  Mr. Shindler has 15 years of experience as controller or treasurer of various companies, 13 of which were spent at financial institutions prior to joining the Bank.

Ronald G. Skipper, Chairman of the Board of Directors

Mr. Skipper has been Chairman of the Board of the Company since 1997 and a member of the Company’s Board since 1983. Mr. Skipper is a self-employed attorney and has been practicing law for 35 years. Mr. Skipper also serves on the Board of Directors of Stater Bros. Markets Corporation, a supermarket company.  He is general counsel to the National Orange Show Board of Directors of San Bernardino County and has served on numerous Boards of Directors including: The University of California, Hastings College of Law 1066 Foundation, California State University, San Bernardino Foundation and St. Bernadine’s Hospital Foundation.

Eddie Wilcox, Executive Vice President and Chief Banking Officer

Mr. Wilcox EVP/Chief Banking Officer – was hired in August 2003 as the Bank’s Senior Vice President and Chief Credit Officer.  In September of 2004, Mr. Wilcox was promoted to Executive Vice President and was responsible for overseeing loan and deposit production.  In the forth quarter of 2005, Mr. Wilcox was promoted to Chief Banking Officer and assumed responsibility of the branch network.  Prior to joining us, Mr. Wilcox served as Loan Production Manager at Hawthorne Savings for two years and as the Secondary Marketing Manager at First Fidelity Investment & Loan for five years.  Mr. Wilcox has an additional nine years of experience in real estate banking including positions as Asset Manager, REO Manager and Real Estate Analyst at various financial institutions.

Committees of the Board of Directors

Nominating & Corporate
Audit	Compensation	Governance
Kenneth A. Boudreau	Kenneth A. Boudreau (1)	Kenneth A. Boudreau (1)
Jeff C. Jones	John D. Goddard	John D. Goddard
Michael L. McKennon *	Ronald G. Skipper *	Ronald G. Skipper * (2)
3 meetings	1 meeting	2 meetings
held in 2007	held in 2007	held in 2007

___________________
*   Chairperson
1.	Effective April 26, 2007, Kenneth A. Boudreau replaced Kent G. Snyder, who resigned from the Board in March 2007, on the Compensation and the Nominating & Corporate Governance committees.
2.	Effective April 26, 2007, Ronald G. Skipper replaced Kent G. Snyder as Chairperson on the Nominating & Corporate Governance Committee.

A description of the general functions of each of the Company’s Board committees and the composition of each committee is set forth below.

Audit Committee.  The Audit Committee is responsible for selecting and communicating with the independent auditors, reporting to the Board on the general financial condition of the Company and the results of the annual audit, and ensuring that the Company's activities are being conducted in accordance with applicable laws and regulations. The internal auditor of the Bank participates in the Audit Committee meetings.  A copy of the audit committee charter can be found on the Company’s website at www.ppbi.net under the Investor Relations section.

No member of the Audit Committee receives any consulting, advisory or other compensation fee from the Company other than fees for service as member of the Board of Directors, committee member or officer of the Board.  Each of the Audit Committee members is considered “independent” under the Nasdaq listing standards and rules of the Securities and Exchange Commission (“SEC”).  The Board of Directors has determined that Mr. McKennon satisfies the requirements established by the SEC for qualification as an “audit committee financial expert”.

Compensation Committee.  The Compensation Committee reviews the amount and composition of director compensation from time to time and makes recommendations to the Board when it concludes changes are needed. In recommending director compensation, the Compensation Committee considers the potential negative effect on director independence if director compensation and perquisites exceed customary levels.  The Compensation Committee also has (i) oversight responsibility for the Bank's compensation policies, benefits and practices, (ii) reviews the Chief Executive Officer's recommendations concerning individual incentive awards of officers directly reporting to him, (iii) approves all stock option and restricted stock grants, (iv) has oversight responsibility for management planning and succession, and (v) determines the annual salary and the annual bonus, stock option and restricted stock grants of the Chief Executive Officer and Chief Financial Officer.  Our Compensation Committee does not have a charter.

Nominating and Corporate Governance Committee.   The Nominating Committee has oversight responsibility for nominating candidates as directors and to determine satisfaction of independence requirements.   The Nominating Committee has adopted a written charter.  A copy of the charter and the Company’s Corporate Governance policy can both be found on the Company’s website at www.ppbi.net under the Investor Relations section.

The Nominating Committee considers candidates for director suggested by its members and other directors of the Company, as well as management and shareholders.  Our Nominating Committee will consider all director candidates properly submitted by our shareholders in accordance with our Corporate Governance Guidelines.  The Nominating Committee has authority to retain a third-party search firm to identify or evaluate, or assist in identifying and evaluating, potential nominees if it so desires, although it has not done so to date.

In evaluating nominees for director, the Nominating Committee considers such other relevant factors as it deems appropriate, including the current composition of the Board, the need for Audit Committee expertise, the director qualification guidelines set forth in the Company’s Corporate Governance Policy and the evaluations of other prospective nominees.  In connection with this evaluation, the Nominating Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Nominating Committee, in concert with the Company’s Chief Executive Officer, interviews prospective nominees in person or by telephone. After completing its evaluation, the Nominating Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Nominating Committee.

Audit Committee Financial Expert

No member of the Audit Committee receives any consulting, advisory or other compensation fee from the Company other than fees for service as member of the Board of Directors, committee member or officer of the Board.  Each of the Audit Committee members is considered “independent” under the Nasdaq listing standards and rules of the Securities and Exchange Commission (“SEC”).  The Board of Directors has determined that Mr. McKennon satisfies the requirements established by the SEC for qualification as an “audit committee financial expert”.

Compliance with Section 16(a) of the Exchange Act

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports and on written representations from such reporting persons, we believe that during 2007 all such persons filed all ownership reports and reported all transactions on a timely basis.

Corporate Governance Principles and Code of Business Conduct and Ethics

We value strong corporate governance principles and adhere to the highest ethical standards. These principles and standards, along with our core values of fairness and caring, assist us in achieving our corporate mission. To foster strong corporate governance and business ethics, our Board of Directors continues to take many steps to strengthen and enhance our corporate governance practices and principles. To that end, we have adopted Corporate Governance Guidelines to achieve the following goals:

•	to promote the effective functioning of the Board of Directors;
•	to ensure that the Company conducts all of its business in accordance with the highest ethical and legal standards; and
•	to enhance shareholder value.

The full text of our Corporate Governance Guidelines is available on our website at www.ppbi.net/ir. Our shareholders may also obtain a written copy of the guidelines at no cost by writing to us at 1600 Sunflower Avenue, Costa Mesa, California 92626, Attention: Investor Relations Department, or by calling (714) 431-4000.

The Nominating and Corporate Governance Committee (the “Nominating Committee”) of our Board of Directors administers our Corporate Governance Guidelines, reviews performance under the guidelines and the content of the guidelines annually and, when appropriate, and recommends updates and revisions to our Board of Directors.

We have implemented a Code of Business Conduct and Ethics applicable to our directors, Chief Executive Officer, Chief Financial Officer, our other senior management, and to all of our officers and employees. Our Code of Business Conduct and Ethics provides fundamental ethical principles to which these senior financial officers are expected to adhere.  Our Code of Business Conduct and Ethics operates as a tool to help our directors, officers, and employees understand and adhere to the high ethical standards required for employment by, or association with, the Company and the Bank. Our Code of Business Conduct and Ethics is available on our website at www.ppbi.net/ir. Our shareholders may also obtain written copies at no cost by writing to us at 1600 Sunflower Avenue, Costa Mesa, California 92626, Attention: Investor Relations Department, or by calling (714) 431-4000. Any future changes or amendments to our Code of Business Conduct and Ethics and any waiver that applies to one of our senior financial officers or a member of our Board of Directors will be posted to our website.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

The Company’s Board of Directors, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Board and its committees. In establishing director compensation, the Board and the Compensation Committee are guided by the following goals:

•	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
•	Compensation should align the directors’ interests with the long-term interests of shareholders; and
•	Compensation should assist with attracting and retaining qualified directors.

The Compensation Committee of the Company was comprised of Messrs. Boudreau, Goddard, and Skipper for 2007, each of whom is “independent” as defined under the Nasdaq listing standards. The Compensation Committee held one meeting during 2007, at which all members were present.  The Compensation Committee (i) has oversight responsibility for the Bank's compensation policies, benefits and practices; (ii) reviews the Chief Executive Officer's recommendations concerning individual incentive awards of officers directly reporting to him; (iii) approves all stock option and restricted stock grants; (iv) has oversight responsibility for management planning and succession; and (v) determines the annual compensation amount and the annual bonus, stock option and restricted stock grants of the CEO and CFO.  The Compensation Committee may from time to time retain independent compensation consultants to assist it in the exercise of its responsibilities, including developing compensation plans and providing comparative data regarding the Bank's compensation policies.

The Compensation Committee and Board most recently completed this process in December 2007, and determined that our director compensation for 2008 should remain unchanged from 2007, except for the increase of the monthly retainer to $500, the addition of a $500 quarterly retainer for the Audit Committee Chairman and the removal of the retainer for the Credit Committee Chairman. The Company does not pay director compensation to directors who are also our employees. Below are the elements of compensation paid to nonemployee directors for their service on our Board.

Cash Compensation

Company non-employee directors receive the following cash payments for their service on our Board of Directors and Board committees:

•	a monthly cash retainer of $500 for service on the Company Board;
•	a monthly cash retainer of $2,000 for service on the Bank Board;
•	a monthly cash retainer of $2,500 to the Chairman of the Board of the Bank;
•	a quarterly cash retainer of $500 to the Chairman of the Audit Committee of the Bank;

During 2007, the Company did not provide perquisites to any director in an amount that is reportable under applicable SEC rules and regulations. All non-employee directors are entitled to reimbursement for travel expense incurred in attending Board and committee meetings.

Stock Compensation

Each non-employee director is eligible for a grant of either options to purchase Company common stock or shares of restricted stock issued from our 2004 Long-term Incentive Plan, as recommended by our Compensation Committee. The options and restricted stock that the Company awards to our directors vest in equal thirds over three years on each anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances.  All awards are made based on the closing market price on the date of grant.

Long-Term Care Insurance Plan

As more fully described under the heading “Long-Term Care Insurance” of “Executive Compensation” below, the Bank implemented in September 2006 a Long-Term Care Insurance Plan for the named executive officers and directors of the Bank. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest. The deferred liability at December 31, 2007 was $13,246. The total amount deferred for 2007 was $9,498 and the expense for 2007 was $747 for this plan.

In accordance with applicable SEC rules and regulations, the following table reports all compensation the Company paid during 2007 to its non-employee directors.

Director Compensation Table

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
Kenneth A. Boudreau	29,400	-	60,500	-	-	-	89,900
John D. Goddard	29,400	-	60,500	-	119	-	90,019
Jeff C. Jones	29,400	-	60,500	-	119	-	90,019
Michael L. McKennon (1)	29,400	-	60,500	-	45	-	89,945
Ronald G. Skipper	35,400	-	60,500	-	-	-	95,900
Kent G. Snyder (2)	8,250	-	60,500	-	16	-	68,766
David L. Hardin (3)	22,050	-	24,200	-	-	-	46,250
_______________________

1)
Michael L. McKennon started deferring his Board fees in September 2006.  The deferment program allows a director to defer their normal monthly Board fees into an account that earns the rate of Prime + 1%.  At December 31, 2007, Mr. McKennon had deferred $22,000 and had earned $1,738 on that deferment.

2)	Kent G. Snyder resigned from the Board in March 2007.

3)	David L. Hardin resigned from the Board in March 2008.

4)
Each of Messrs. Boudreau, Goddard, Jones, McKennon, Skipper, and Snyder were awarded options to purchase 5,000 shares of common stock on January 3, 2007 at $12.10 per share.  Mr. Hardin was awarded options to purchase 2,000 shares of common stock on May 22, 2007 at $10.19 per share.  Upon their resignations, the unvested options that had been granted to Messrs. Hardin and Snyder terminated. As of December 31, 2007, our non-employee directors held the following options to purchase shares of common stock: (1) Mr. Boudreau held options to purchase 5,000 shares of common stock of which options to purchase zero shares of common stock were vested; (2) Mr. Goddard held options to purchase 16,000 shares of common stock of which options to purchase 11,000 shares of common stock were vested; (3) Mr. Jones held options to purchase 5,000 shares of common stock of which options to purchase zero shares of common stock were vested; (4) Mr. McKennon held options to purchase 13,000 shares of common stock of which options to purchase 8,000 shares of common stock were vested; (5) Mr. Skipper held options to purchase 16,000 shares of common stock of which options to purchase 11,000 shares of common stock were vested;  and  (6) Mr. Hardin held options to purchase 2,000 shares of common stock of which options to purchase zero shares of common stock were vested.

5)	Represents the above market earnings in fiscal 2007. Above market earnings represent earnings greater than 120% of the 10 Year Treasury during 2007.

Deferred Compensation Plan

The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows non-employee directors to defer Board of Directors’ fees and provides for additional contributions from any opt out portion of the Long-Term Care Insurance Plan.  See “Long-Term Care Insurance Plan” under “Executive Compensation” below. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation.  The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the Directors’ Deferred Compensation Plan. As of December 31, 2007, the unfunded liability for the plan was $22,000 and the interest expense for 2007 was $1,666.

2007 NONQUALIFIED DIRECTOR DEFERRED COMPENSATION

Name	Aggregate Balance at Previous Fiscal Year-End ($)	Director Contributions in Last Fiscal Year ($)	Long-Term Care Insurance Plan Opt Out Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Kenneth A. Boudreau	-	-	-	-	-	-
John D. Goddard	1,359	-	4,000	119	-	5,478
Jeff C. Jones	1,359	-	4,000	119	-	5,478
Michael L. McKennon	8,581	14,000	1,498	1,711	-	25,790
Ronald G. Skipper	-	-	-	-	-	-
David L. Hardin (1)	-	-	-	-	-	-
Kent G. Snyder (2)	1,350	-	667	38	2,055	-

1)	David L. Hardin resigned from the Board in March 2008.

2)	Kent G. Snyder resigned from the Board in March 2007. Upon his resignation Mr. Snyder received a distribution of $2,055.

Compensation Discussion and Analysis

The following discussion and analysis of compensation, which we refer to as the CD&A, arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.  This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.  The Compensation Committee may adopt from time to time additional compensation arrangements or modify current compensation arrangements with our named executive officers based upon its evaluation of the need for such modifications to achieve the objectives of our compensation program discussed below.

Compensation Philosophy and Objectives

This CD&A provides an overview and analysis of our compensation program and policies, the material decisions we have made under those programs and policies with respect to our named executive officers, and the material factors we considered in making those decisions.  We discuss within this CD&A the various elements included in executive compensation and how we determined those elements.  We also discuss the roles of the Compensation Committee, our compensation consultants and our Chief Executive Officer or CEO in this process.

We believe that the most effective executive compensation program is one that enables us to attract, retain and motive our named executive officers to achieve the Company’s long-term and strategic goals.  We intend for our compensation program to align executives’ interests with those of the shareholders by rewarding performance for implementing the Company’s various strategies, with the ultimate goal of improving shareholder value.  We evaluate both performance and compensation to ensure that we maintain our ability to attract and retain employees in key positions, and to ensure that compensation provided to key employees keeps these employees focused on franchise value creation.

The principle elements for our compensation program are: (1) base salary, (2) annual discretionary cash incentive awards, (3) long-term equity incentive awards, (4) retirement plans and other benefits, and (5) other executive benefits, such as perquisites and severance benefits.  Our named executive officers for 2007 consist of Steven R. Gardner, our CEO, John Shindler, our Chief Financial Officer or CFO, and Eddie Wilcox, our Chief Banking Officer or CBO.  We refer to Messrs. Gardner, Shindler and Wilcox in this report as our Named Executive Officers.

Process for Making Compensation Decisions

Roles of the Compensation Committee and the Compensation Consultant.  The Compensation Committee reviews and makes decisions with respect to salaries, cash incentives, equity incentives and employee benefits for our Named Executive Officers.  The Compensation Committee has the authority to engage consultants as necessary and to request other information as needed to fairly measure, monitor and control the overall compensation of the Named Executive Officers.  For 2007, the Compensation Committee engaged JLR Associates, Management Consultants (“JLR”), an Irvine, California-based consulting firm specializing in compensation program design and evaluation for the financial services industry, to assist in establishing targeted aggregate levels and components of executive compensation.  JLR performed studies of compensation for CEOs and CFOs at comparable peer group publicly-traded financial institutions and in the industry in general as found in surveys to assist the Compensation Committee in evaluating and determining appropriate market-level compensation.

The following banking institutions comprised the peer group for the JLR study:

Alliance Bancshares	Northern California Bancorp
American River Bancshares	Northern Valley Bancorp
Bank of Marin	Pacific Mercantile Bancorp
Bridge Capital Holdings	San Joaquin Bancorp
Farmers & Merchants Bancorp	Sierra Bancorp
First Northern Community Bancorp	Temecula Valley Bancorp
Heritage Commerce Corp	United Security Bancshares

This data included results from three compensation surveys conducted by the California Bankers Association, the State of California Department of Financial Institutions and SNL Financial for banking institutions similar in size to the Company.  The results of the JLR studies provided the Compensation Committee with the starting point for the analysis of compensation for our CEO and CFO for 2007 and 2008.

Based on information in the studies and advice from JLR and the recommendations of the CEO, in the case of the CFO and CBO, and independent analysis performed by the Compensation Committee, including a discussion and analysis of the various components and levels of compensation for CEOs and CFOs within the peer group focusing on base salary, incentive and equity compensation as well as benefits and retirement plans, the Compensation Committee established compensation levels for our Named Executive Officers, including the parameters for base salaries, annual cash incentives, equity incentive awards, retirement plans and other benefits, and other executive benefits (including perquisites) that were appropriate for the Named Executive Officers and in alignment with our compensation philosophy.  The Compensation Committee determined, in light of the information provided by JLR, the current size of the Company and the current transformation of Company to a commercial banking business model, that base salaries for the Named Executive Officers should be at or above the 75th percentile to the market as represented by the JLR peer group.

Role of Executive Officers in Compensation Decisions.  The Compensation Committee makes the compensation decisions for the Named Executive Officers as set forth in the Summary Compensation Table below.  The CEO reviews the performance of the CFO and CBO annually and makes recommendations on salary adjustments and annual award amounts, which are presented to the Compensation Committee.  The Compensation Committee then exercises its discretion and modifies any recommendations, adjustments, or awards to the CFO and CBO, to align any such adjustment or award with the overall compensation philosophies of the Company.

Elements of Compensation

For fiscal year ended December 31, 2007, the principal elements of compensation for the Named Executive Officers were:
•	Base salary;
•	Annual discretionary cash incentive awards;
•	Long-term equity incentive awards,
•	Retirement plans and other benefits; and
•	Other executive benefits, such as perquisites and severance benefits.

Base Salary

The Company provides the Named Executive Officers and all other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for the Named Executive Officers are determined by using market assessments and internal evaluations for each executive based on his position, experience, anticipated contributions and responsibilities.

As part of its review of base salaries for the Named Executive Officers, the Compensation Committee considers:

•	market data provided by public proxy information which may be confirmed or reviewed by independent sources;
•	scope of the roles, duties and responsibilities of the executive and the impact these duties have on both the short and long term performance of the Company; and
•	individual performance of the executive.

In determining the Named Executive Officers’ salaries, which were subsequently included in each of their employment agreements in December 2007 (as more fully discussed below), the Compensation Committee took into consideration comparable compensation for salary, bonus and other compensation for the JLR peer group and, in the case of Mr. Gardner, his relative years of service and experience as a CEO as well as his performance since becoming President/CEO of the Company and Bank.  The Compensation Committee concluded that the compensation for our Named Executive Officers was below market based on the analysis provided by JLR at the 75th percentile of the peer group.  As a result, the Compensation Committee approved base salary increases during 2007 for our Named Executive Officers as follows based on the individual Named Executive Officer’s performance and on the information provided by JLR:

•	Mr. Gardner’s base salary was increased by 25% to $375,000 per year.
•	Mr. Shindler’s base salary was increased by 27% to $190,000 per year.
•	Mr. Wilcox’ base salary was increased by 7.5% to $215,000 per year.

Employment Agreements.  As more fully described below, in December 2007, the Company entered into employment agreements with each of our Named Executive Officers.  We believe employment agreements serve a number of functions, including (1) retention of our Named Executive Officers; (2) mitigation of any uncertainty about future employment and continuity of management in the event of a change in control; and (3) protection of the Company and customers through confidentiality and non-solicitation covenants.  Except as determined by the terms of the employment agreements with our Named Executive Officers, salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Incentive Compensation

The Company’s incentive compensation is designed to provide cash (short-term) and equity-based (long-term) incentive compensation to:

•	promote high performance on a risk adjusted basis and achievement of the our strategic plans by our Named Executive Officers and key employees;
•	encourage the growth of shareholder value; and
•	allow key employees to participate as an equity shareholder in the long-term growth and profitability of the Company.

Annual Incentive Cash Awards.  The Compensation Committee oversees establishment of annual discretionary incentive cash awards that are designed to motive short-term performance and retain talent.  In 2007, the Compensation Committee discussed the need for establishment of targets for the awarding of the discretionary cash award for 2007 and concluded that because of the Company’s strategic transition to a commercial banking platform, financial measures were less relevant for 2007 than would be during a period of non-transition.  Instead, the Compensation Committee focused on the Named Executive Officers’ performance in light of the key areas of implementation of the strategic plan such as new business account acquisition, new relationship account growth and loan portfolio diversification as well as the overall risk mitigation and management practices.

The Compensation Committee discussed the growth in business accounts and business banking relationships as well the change in the loan portfolio.  The Compensation Committee analyzed the Bank’s financial performance compared to the Company’s strategic plan and referenced the increasingly challenging environment for financial institutions.  The Compensation Committee also discussed the specific performance of Mr. Gardner and the Bank for the past year and the transition of the Bank to a commercial banking business model.  When determining Mr. Gardner’s discretionary cash award, the Compensation Committee took into consideration all components of Mr. Gardner’s compensation including his auto allowance, the payment of his life insurance premium, health benefits, SERP and total cash compensation.

Based on its analysis, the Compensation Committee approved the following discretionary incentive cash awards for the Named Executive Officers for 2007, which were paid in January 2008, in the amount of $330,000 for the CEO, $75,000 for the CFO and $100,000 for the CBO.

Long-Term Equity Incentive Awards.  We maintain the 2004 Long-term Incentive Plan, under which we are permitted to grant incentive stock options, restricted stock grants and stock appreciation rights.  Each Named Executive Officer is eligible for equity incentive awards under the 2004 Long-term Incentive Plan, as determined by the Compensation Committee.  The options and restricted stock that the Company awards to our Named Executive Officers vest in equal thirds over three years on each anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances.  All awards are made based on the closing market price on the date of grant.

The Compensation Committee believes it is important that the Named Executive Officers’ and employee’s interests are aligned with shareholders and to provide long term incentive to achieve the Company’s goals and attract and retain talented executive officers.  In discussing the grant of equity incentive awards to the Named Executive Officers for 2007, the Compensation Committee concluded, consistent with its determination of the annual discretionary incentive cash awards discussed above, that because of the Company’s strategic transition to a commercial banking platform, financial measures for the grant of equity awards were less relevant for 2007 than would be during a period of non-transition.

For 2007, the Compensation Committee approved the issuance to our Named Executive Officers of 55,000 options to purchase shares of the Company’s common stock that were issued on January 2, 2008, as follows:

•	CEO – options to purchase 25,000 shares of common stock;
•	CFO – options to purchase 5,000 shares of common stock;
•	CBO – options to purchase 25,000 shares of common stock; and

Retirement Plans and Other Benefits

The Bank provides one tax-qualified, broadly-based Employee Savings Plan (the 401(k) Plan), to all employees and management of the Bank. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation.  In 2007, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.   The amounts of contributions made to the 401(k) Plan by the Bank were approximately $205,000 for the year ended December 31, 2007, for all employees of the Bank and $25,048 to executives named in the Summary Compensation Table.  See “All Other Compensation” below.

In addition, the Bank implemented in 2006 a non-qualified supplemental retirement plan or the Salary Continuation Plan for the CEO and CFO. The Salary Continuation Plan is an unfunded plan and the Company is under no obligation to fund the Salary Continuation Plan.  The amount expensed in 2007 under the Salary Continuation Plan amounted to an aggregate of $105,079, of which $55,429 was for Mr. Gardner and $49,350 was for Mr. Shindler. As of December 31, 2007, $179,229 was recorded in other liabilities on the consolidated statements of condition for this plan.

Also in September 2006, the Bank implemented a Long-Term Care Insurance Plan for the named executive officers.  The 2007 expense for this plan for the three executive officers was $7,421 as described under “Nonqualified Deferred Compensation” below.

Additionally the Company provides Mr. Gardner, per his employee agreement, a life insurance policy in the amount of $1.5 million and short-term disability policy.  See “All Other Compensation” below.

Perquisites and Other Personal Benefits

The Company provides perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall compensation objectives of attracting and retaining superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to the CEO and CFO.

Perquisites provided for the CEO, CFO, or CBO may include, but are not limited to, the use of Company automobiles, auto allowance, travel and transportation accommodations, entertainment expenses, participation in the plans and programs described above.

Attributed costs of the perquisites received by the above individuals for the fiscal year 2007 are included in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” below.

Employment Arrangements

Given the state of our industry and their leadership position with the Company or the Bank, the Company and the Bank have entered into an employment agreement with Mr. Gardner and the Bank has entered into employment agreements with each of Messrs. Shindler, and Wilcox, the terms of which are summarized below.

Gardner Employment Agreement.  Mr. Gardner, the Company and the Bank entered into an Employment Agreement dated December 19, 2007, also referred to here as the Gardner Agreement, that provides for the employment of Mr. Gardner as the President and CEO of the Company and the Bank.  The Gardner Agreement has a term of three (3) years and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Company’s and the Bank’s boards of directors, unless Mr. Gardner, on the one hand, or the Company or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of the Gardner Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date.  If notice is given by either party, then the Gardner Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Gardner Agreement, Mr. Gardner will receive a minimum base salary of $375,000 per year, which may be increased from time to time in such amounts as may be determined by the Company’s and the Bank’s boards of directors.  In addition, Mr. Gardner will be eligible for a discretionary performance bonus not to exceed 125% of his base salary, based on his individual performance and the overall performance of the Company and the Bank, with eligibility and the amount of any such bonus to be at the discretion of Compensation Committee of each of the Company’s and the Bank’s boards of directors.  Mr. Gardner also receives the use of an automobile paid for by the Company.  Mr. Gardner is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Company and the Bank, to the extent commensurate with Mr. Gardner’s then duties and responsibilities as fixed by the boards of directors of the Company and the Bank.  The Company and the Bank will also maintain a life insurance policy for Mr. Gardner in the amount of $1.5 million, with the beneficiary(ies) designated by Mr. Gardner.

Pursuant to the Gardner Agreement, the Company and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Gardner’s employment for any reason, including, without limitation, termination for cause or disability, as each term is defined in the Gardner Agreement, and Mr. Gardner has the right, upon prior notice of termination, to terminate his employment with the Company and the Bank for any reason.  As detailed in “Potential Payments Made upon Termination or Change-in-Control” below, Mr. Gardner may be entitled to certain payments if he is terminated or resigns for good reason.

The Gardner Agreement does not affect the benefits that Mr. Gardner is entitled to receive pursuant to the Salary Continuation Agreement between Mr. Gardner and the Bank dated May 17, 2006.

Shindler Employment Agreement.  Mr. Shindler and the Bank entered into an Employment Agreement dated December 19, 2007, also referred to here as the Shindler Agreement, that provides for the employment of Mr. Shindler as the Executive Vice President and CFO of the Bank. The Shindler Agreement has a term of three (3) years, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Bank’s board of directors, unless either Mr. Shindler or the Bank gives written notice to the other party of its election not to extend the term of the Shindler Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date.  If notice is given by either party, then the Shindler Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Shindler Agreement, Mr. Shindler will receive a minimum base salary of $190,000 per year, which may be increased from time to time in such amounts as may be determined by the Bank’s board of directors. In addition, Mr. Shindler will be eligible for a discretionary performance bonus not to exceed 50% of his base salary, based on his individual performance and the overall performance of the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Bank’s board of directors.  Mr. Shindler is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Bank, to the extent commensurate with Mr. Shindler’s then duties and responsibilities as fixed by the board of directors of the Bank.

Pursuant to the Shindler Agreement, the Bank will have the right, at any time upon prior notice of termination, to terminate Mr. Shindler’s employment for any reason, including, without limitation, termination for cause or disability, as each term is defined in the Shindler Agreement, and Mr. Shindler has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.  As detailed in “Potential Payments Made upon Termination or Change-in-Control” below, Mr. Shindler may be entitled to certain payments if he is terminated or resigns for good reason.

The Shindler Agreement will not affect the benefits that Mr. Shindler is entitled to receive pursuant to the Salary Continuation Agreement between Mr. Shindler and the Bank dated May 17, 2006.

Wilcox Employment Agreement.  Mr. Wilcox and the Bank entered into an Employment Agreement dated December 19, 2007, also referred to here as the Wilcox Agreement, that provides for the employment of Mr. Wilcox as the Executive Vice President and CBO of the Bank. The Wilcox Agreement has a term of three (3) years, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by the Bank’s board of directors, unless either Mr. Wilcox or the Bank gives written notice to the other party of its election not to extend the term of the Wilcox Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If notice is given by either party, then the Wilcox Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Wilcox Agreement, Mr. Wilcox will receive a minimum base salary of $215,000 per year, which may be increased from time to time in such amounts as may be determined by the Bank’s board of directors.  In addition, Mr. Wilcox will be eligible for a discretionary performance bonus not to exceed 100% of his base salary, based on his individual performance and the overall performance of the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of the Bank’s board of directors.  Mr. Wilcox receives a car allowance of $500.00 per month.  Mr. Wilcox is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of the Bank, to the extent commensurate with Mr. Wilcox’s then duties and responsibilities as fixed by the board of directors of the Bank.

Pursuant to the Wilcox Agreement, the Bank will have the right, at any time upon prior notice of termination, to terminate Mr. Wilcox’s employment for any reason, including, without limitation, termination for cause or disability, as each term is defined in the Wilcox Agreement, and Mr. Wilcox has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.  As detailed in “Potential Payments Made upon Termination or Change-in-Control” below, Mr. Wilcox may be entitled to certain payments if he is terminated or resigns for good reason.

Salary Continuation Agreements

As more fully discussed in “Salary Continuation Plan” under “Nonqualified Deferred Compensation” below, we have established a Salary Continuation Plan for our CEO and CFO that provides for certain annual benefits for them following their retirement from the Company, and that provides for the acceleration of their benefits upon their termination due to a change-in-control, as that term is define in the plan.

Administration of the Company’s Compensation Program

The Company monitors its compensation program through the Compensation Committee.  The Compensation Committee ensures that the total compensation paid to the Company’s Named Executive Officers are appropriate given the Company’s compensation goals and philosophies, as well as the skill sets and abilities of each individual recipient. The Company, through the Compensation Committee, endeavors to ensure that that the compensation and benefits of the Named Executive Officers are appropriate as compared to similar executive officers within the banking industry.

The Compensation Committee’s responsibilities are to:

•
establish the base salary, incentive compensation and any other compensation for the Company’s CEO and; review and approve the base salary, incentive compensation and other compensation for the CFO and the CBO in consultation with the Company’s CEO;

•
monitor the Company’s management incentive and equity-based compensation plans, retirement and benefit plans and discharge the duties imposed on the Compensation Committee by the terms of those plans; and

•	perform other functions or duties deemed appropriate by the Board.

Compensation decisions for our Named Executive Officers and the non-employee Directors are made by the Compensation Committee.

Accounting and Tax Considerations - Equity-Based Compensation

The Compensation Committee also considers the tax and accounting treatment of the various components of compensation, and although these considerations do not generally drive its decisions, the Compensation Committee generally strives to put the Company in the best position with respect to tax and accounting treatment. In particular, the Compensation Committee attempts to ensure that compensation to Named Executive Officers is deductible under Section 162(m) of the Internal Revenue Code, although the Compensation Committee has reserved the right to provide compensation to Named Executive Officers that is not deductible for income tax purposes as circumstances warrant.

Summary Compensation Table

The following table shows the compensation of our Named Executive Officers for services to the Company or the Bank during the years ended December 31, 2007 and December 31, 2006.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(6)	Stock Awards ($) (4)	Option Awards ($) (1)(5)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Steven R. Gardner	2007	300,000	330,000	-	302,500	52,809	-	16,898	1,002,207
President and Chief Executive Officer	2006	300,000	300,000	87,885	-	39,309	-	53,493	780,687

John Shindler	2007	150,000	75,000	-	60,500	47,304	-	8,514	341,318
Executive Vice President and Chief Financial Officer	2006	150,000	60,000	23,436	-	35,211	-	18,281	286,928

Eddie Wilcox	2007	200,000	100,000	-	121,000	-	-	13,056	434,056
Executive Vice President and Chief Banking Officer	2006	175,000	125,000	29,295	-	-	-	24,533	353,828

________________

1)
Option awards include options which were awarded on January 3, 2007.  The grant price was $12.10 per share.  Mr. Gardner was awarded options to purchase 25,000 shares of common stock, Mr. Shindler was awarded options to purchase 5,000 shares of common stock, and Mr. Wilcox was awarded options to purchase 10,000 shares of common stock. In October 2007, our Compensation Committee approved the issuance of options to purchase 55,000 shares of our common stock in the aggregate to our Named Executive Officers as indicated under "Incentive Compensation" under "Compensation Discussion and Analysis" above.

2)	Non-equity Incentive Plan Compensation included amounts as detailed in “Salary Continuation Plan.”

3)	All Other Compensation is detailed in the section “All Other Compensation” below.

4)
Stock awards include restricted stock shares awarded on February 16, 2006.  The grant price was $11.727 per share.  Mr. Gardner was awarded 7,500 shares, Mr. Shindler was awarded 2,000 shares, and Mr. Wilcox was awarded 2,500 shares.

5)	Options granted in 2007 were determined pursuant to FAS 123R as detailed below in this Proxy Statement.

6)	Discretionary incentive cash awards earned in 2006 were paid in 2007. Discretionary incentive cash awards earned in 2007 were paid in 2008.

Stock Awards

The Company made no awards of stock in 2007.

Option Awards

In 2007, the Company granted options to purchase 111,250 shares of common stock to its Directors, Executives and key employees.  All options granted in 2007 were valued based on the aggregate grant date fair value of the award determined pursuant to FAS 123R with the following assumptions:

			Assumptions
	Number	Grant					Fair Market
Grant	of Options	Price	Dividend		Risk Free	Expected	Value at Grant
Date	Granted	Per Share	Yield	Volatility	Rate	Life (Years)	Per Share

1/3/2007	109,250	$12.10	--	10.26%	4.68%	10.00	$3.12

5/22/2007	2,000	$10.19	--	13.17%	4.64%	10.00	$2.78

In October 2007, our Compensation Committee approved the issuance of options to purchase 55,000 shares of our common stock in the aggregate to our Named Executive Officers as indicated under "Incentive Compensation" under "Compensation Discussion and Analysis" above.

Non-Equity Incentive Compensation

The Company’s non-equity incentive compensation consists solely of discretionary cash bonuses paid to the Named Executive Officers as described in “Annual Incentive Compensation” above.  In the case of Mr. Gardner, the non-equity incentive compensation cannot exceed 100% of his base salary per his employment agreement.

All Other Compensation

The amount of All Other Compensation reported for each Named Executive Officer in the Summary Compensation Table above consisted of the following:

ALL OTHER COMPENSATION

Name and Principal Position	Year	401(k) Contributions ($)	Auto ($) (1)	Group Term Life ($)	Other Insurance ($)(2)	Total ($)

Steven R. Gardner	2007	8,731	4,592	450	3,125	16,898
President and Chief Executive Officer

John Shindler	2007	8,238	-	276	-	8,514
Executive Vice President and Chief Financial Officer

Eddie Wilcox	2007	8,080	4,800	176	-	13,056
Executive Vice President and Chief Banking Officer

_________________

1)	Mr. Gardner has the use of a Company-leased vehicle and this amount represents the personal use by Mr. Gardner. Mr. Wilcox received an annual auto allowance of $4,800.

2)
Mr. Gardner is covered under a separate $1.5 million life insurance policy, for which the Bank pays $698.50 every six months.  The Bank pays for a Short Term Disability policy for Mr. Gardner which costs $1,728 annually.

Grants of Plan-Based Awards in 2007

The table below shows all plan-based awards that the Company made during 2007 to the Named Executive Officers.

2007 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Threshold Target Maximum ($) ($) ($)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards Threshold Target Maximum (#) (#) (#)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($) (1)

Steven R. Gardner	1/3/2007	10/25/2006	-	-	-	-	-	-	-	25,000	$12.10	115,627
President and Chief Executive Officer

John Shindler	1/3/2007	10/25/2006	-	-	-	-	-	-	-	5,000	$12.10	23,125
Executive Vice President and Chief Financial Officer

Eddie Wilcox	1/3/2007	10/25/2006	-	-	-	-	-	-	-	10,000	$12.10	46,250
Executive Vice President and Chief Banking Officer
_________________

1)	The fair value of options granted in 2007 was determined pursuant to FAS 123R as detailed under “Option Awards” above in this report.

2)
On October 31, 2007, our Compensation Committee approved the issuance of the following options to purchase shares of common stock to our Named Executive Officers, which were granted on January 2, 2008:  (i) Mr. Gardner – 25,000; (ii) Mr. Shindler – 5,000; and (iii) Mr. Wilcox – 25,000.

In 2007 the Company made only stock option grants to the Named Executive Officers. There were no restricted stock grants made during the year ended December 31, 2007 to the Named Executive Officers.

Outstanding Equity Awards at the end of 2007

This table shows the equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2007.

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Steven R. Gardner	20,000	-	-	$3.44	1/2/2011	5,000	34,550	-	-
President and Chief Executive Officer	25,000	-	-	$5.85	12/19/2012	-	-	-	-
	-	25,000	-	$10.54	12/10/2013	-	-	-	-
	-	75,000	-	$10.65	6/30/2014	-	-	-	-
	-	25,000		$12.10	1/3/2017
	-	20,000	-	$18.13	7/7/2010	-	-	-	-

John Shindler	4,000	-	-	$4.38	12/18/2010	1,333	9,211	-	-
Executive Vice President and Chief Financial Officer	10,000	-	-	$5.85	12/19/2012	-	-	-	-
	-	5,000	-	$10.54	12/10/2013	-	-	-	-
	-	5,000	-	$10.65	6/30/2014	-	-	-	-
	-	5,000		$12.10	1/3/2017
	-	20,000	-	$13.39	12/31/2014	-	-	-	-

Eddie Wilcox	-	5,000	-	$7.47	8/4/2013	1,667	11,519	-	-
Executive Vice President and Chief Banking Officer	-	10,000	-	$10.54	12/10/2013	-	-	-	-
	-	25,000		$10.65	6/30/2014
	-	10,000	-	$12.10	1/3/2017	-	-	-	-

Exercised Options and Vested Restricted Stock in 2007

During 2007 a total of 11,933 shares of the total outstanding restricted stock vested.  The table below lists the number of shares and realized value for the Named Executive Officers.  There were no options exercised during 2007.

2007 OPTIONS EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Steven R. Gardner	-	-	2,500	29,925
President and Chief Executive Officer

John Shindler	-	-	667	7,984
Executive Vice President and Chief Financial Officer

Eddie Wilcox	-	-	833	9,971
Executive Vice President and Chief Banking Officer

Pension Benefits

The Company has no pension benefits plans.

Nonqualified Deferred Compensation

The Company offers two nonqualified defined contribution plans — the Director’s Deferred Compensation Plan and the Salary Continuation Plan.  During 2007, none of the Named Executive Officers withdrew any amounts from the plans listed in the table below.  Currently the Company only offers deferred compensation to its Board of Directors under the Director’s Deferred Compensation Plan as more fully described under “Director Compensation” above in this report.  The Company does not offer deferred compensation to the Named Executive Officers at this time.

Salary Continuation Plan

In 2006, the Bank implemented a non-qualified supplemental retirement plan for our CEO and CFO.  Because the Salary Continuation Plan is an unfunded plan, the Company is under no obligation to fund the Salary Continuation Plan.  The Salary Continuation Plan, as outlined in the Salary Continuation Agreements between the Bank and each of our CEO and CFO, provides for the annual benefit of $150,000 for our CEO and $75,000 for our CFO, which is to be paid out in twelve (12) equal monthly installments commencing on the first day of the month following normal retirement at age 62.  The annual benefit shall be distributed to the executive for fifteen (15) years.

The amount expensed in 2007 under the Salary Continuation Plan amounted to $55,429 for Mr. Gardner and $49,350 for Mr. Shindler.  As of December 31, 2007, $179,229 was recorded in other liabilities on the consolidated statements of condition for this Salary Continuation Plan.  The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2007.

2007 NONQUALIFIED SALARY CONTINUATION PLAN

Name	Aggregate Balance at Previous Fiscal Year-End ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Steven R. Gardner	39,309	55,429	-	-	94,738
President and Chief Executive Officer

John Shindler	35,211	49,350	-	-	84,561
Executive Vice President and Chief Financial Officer

Long-Term Care Insurance Plan

In September 2006, the Bank implemented the Long-Term Care Insurance Plan for the Named Executive Officers and non-employee directors of the Bank. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, is recorded each month to their deferred compensation account with interest. The expense for 2007 was $31,071 for the Long-Term Care Insurance Plan.

2007 LONG-TERM CARE INSURANCE

Name	Premiums Paid and/or Contributions to by Registrant ($)
Kenneth A. Boudreau	5,357
John D. Goddard	4,000
Jeff C. Jones	4,000
Michael L. McKennon	4,000
Ronald G. Skipper	3,998
Kent G. Snyder (1)	667
David L. Hardin (2)	1,628
Total Directors	23,650
Steven R. Gardner	2,502
John Shindler	3,452
Eddie Wilcox	1,467
Total Named Executives	7,421
Total Long-Term Care Insurance	31,071

1)	Kent G. Snyder resigned from the Board in March 2007.

2)	David L. Hardin resigned from the Board in March 2008.

Potential Payments Made Upon Termination or a Change-in-Control

As described in the narrative following the Summary Compensation Table and Grant of Plan-Based Awards Table under “Executive Compensation” above in this report, each of our Named Executive Officers is party to an employment agreement with us, which provides the executives with benefits in the event of certain terminations of employment.  In addition, each of Messrs. Gardner and Shindler is a party to a Salary Continuation Agreement, which also provides them with benefits in the event of certain terminations of employment.

Employment Agreements

As previously discussed in “Employment Arrangements” under “Compensation Discussion and Analysis” above, on December 19, 2007 we entered into employment agreements with our Named Executive Officers.  The following describes payments due to the Named Executive Officers under their respective employment agreements following their termination of employment with us.

Termination for Cause; Resignation without Disability or Good Reason.  If an executive is terminated for cause or resigns without disability or good reason, as such terms are defined in the employment agreements, he will receive only his base salary accrued through the date of termination or death.  In this event, no special severance benefits are payable.

Termination as a Result of Disability; Death.  If an executive is terminated as a result of disability or death during the term of employment, the executive will receive the lesser of (i) his base salary as in effect as of the date of termination, multiplied by one year, or (ii) his base salary for the duration of the term of his employment agreement.

Termination other than for Cause, Disability or Death; Resignation by the Executive Due to Our Material Breach or Following a Change of Control.  If (i) an executive is terminated by us other than for cause, disability or his death, or (ii) an executive terminates the employment agreement due to (A) our material breach of the employment agreement, or (B) without his express written consent, (1) a material reduction by us of his functions, duties or responsibilities, (2) a material reduction by us of his base salary, or (3) our requirement that he be based at a location more than 50 miles from Costa Mesa, California, and the termination by the executive occurs within two (2) years following the initial occurrence of the breach or the good cause reason basis for termination, the executive will be entitled to a lump sum cash payment equal to his base salary as in effect immediately prior to the date of termination plus his incentive bonus for the previous year with respect to Messrs. Shindler and Wilcox, and with respect to Mr. Gardner, that same amount multiplied by three (3) years.  Under the terms of Mr. Gardner’s employment agreement only, if his employment with us is terminated as described in the previous sentence, then Mr. Gardner is entitled to participate, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any of our stock option or other stock compensation plans or bonus plans), for a period ending at the earlier of (i) the third anniversary of the date of termination, and (ii) the date of his full-time employment by another employer, provided that in the event Mr. Gardner’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

In receiving any of the foregoing payments, the Named Executive Officers are not be obligated to seek other employment or to mitigate in any way the amounts payable to them as set forth above, and such amounts will not be reduced or terminated whether or not an executive obtains other employment.

Each employment agreement also provides that the severance payments and benefits will be modified or reduced by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable being subject to an excise tax under the “golden parachute” provisions under Section 280G of the Internal Revenue Code or subject to the excise tax imposed under Section 4999 of the Internal Revenue Code.

Restrictive Covenants

The employment agreements require each executive to refrain from soliciting employees of the Company for a two-year period after termination of employment. The agreements limit the executives’ ability to disclose or use any of the Company’s confidential information, trade secrets or business opportunities.

Salary Continuation Agreements

The following describes the Salary Continuation Agreements that we entered into with each of our Named Executive Officers on April 1, 2006, which still are in effect.

Early Termination other than due to Change in Control, Death, Disability or for Cause.  In the event of an early termination of an executive’s employment agreement, which termination results other than from a change in control, disability or cause, as such terms are defined in the Salary Continuation Agreements, the executive will receive one hundred percent (100%) of the accrual balance, as defined in the Salary Continuation Agreements, determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

Disability Benefit.  In the event an executive’s employment is terminated due to disability, the executive will receive one hundred percent (100%) of the accrual balance determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

Change in Control Benefit. Upon a change of control, followed within twelve (12) months by a termination of an executive’s employment agreement, the executive will receive a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each for Mr. Gardner and $6,250 each for Mr. Shindler and Mr. Wilcox;  provided that, in the event this amount is subject to federal excise taxes under the “golden parachute” provisions under Section 280G of the Internal Revenue Code, the payments will be reduced or delayed to the extent it would not be an excess parachute payment.

Death Benefit.   In the event an executive dies while employed by us, his beneficiary will receive a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each for Mr. Gardner and $6,250 each for Mr. Shindler and Mr. Wilcox.

Summary of Potential Termination Payments

The following table reflects the value of termination payments and benefits that each of our named executive officers would receive under the employment agreements and Salary Continuation Agreements, as applicable, which were in place on December 31, 2007, if they had terminated employment on December 31, 2007 under the circumstances shown. The table does not include accrued salary and benefits, or certain amounts that the named executive officers would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees.

Officer	Severance ($)		Insurance Benefits ($)		Salary Continuation Plan ($)		Equity Accelerated Vesting ($)		Total ($)

Mr. Gardner
Termination for Cause or Resignation without Disability or Good Reason	300,000	(1)	-		94,738	(6)	-		394,738
Death	300,000	(2)	1,500,000		1,554,963	(5)	95,950	(9)	3,450,913
Disability	300,000	(2)	36,000		94,738	(6)	95,950	(9)	526,688
Retirement	-		-		2,250,000	(7)	95,950	(9)	2,345,950
Change of Control	-		-		-		34,550	(10)	34,550
Termination without Cause, Disability or Death, or Resignation Due to Our Material Breach	1,800,000	(3)	29,505	(4)	94,738	(6)	-		1,924,243
Termination in connection with a Change in Control	1,800,000	(3)	29,505	(4)	1,554,963	(8)	-		3,384,468

Mr. Shindler
Termination for Cause or Resignation without Disability or Good Reason	150,000	(1)	-		84,561	(6)	-		234,561
Death	150,000	(2)	-		777,481	(5)	20,740	(9)	948,221
Disability	150,000	(2)	-		84,561	(6)	20,740	(9)	255,301
Retirement	-		-		1,125,000	(7)	20,740	(9)	1,145,740
Change of Control	-		-		-		9,211	(10)	9,211
Termination without Cause, Disability or Death, or Resignation Due to Our Material Breach	210,000	(3)	-		84,561	(6)	-		294,561
Termination in connection with a Change in Control	210,000	(3)	-		777,481	(8)	-		987,481

Mr. Wilcox
Termination for Cause or Resignation without Disability or Good Reason	200,000	(1)	-		-		-		200,000
Death	200,000	(2)	-		-		-		200,000
Disability	200,000	(2)	-		-		-		200,000
Retirement	-		-		-		-		-
Change of Control	-		-		-		11,519	(10)	11,519
Termination without Cause, Disability or Death, or Resignation Due to Our Material Breach	325,000	(3)	-		-		-		325,000
Termination in connection with a Change in Control	325,000	(3)	-		-		-		325,000
_________________________

(1)	Represents the executive’s base salary accrued through the date of termination or death. No special severance benefits are payable.
(2)
With respect to termination due to disability or death, represents an amount equal to the lesser of (i) his base salary as in effect as of the date of termination, multiplied by one year, or (ii) his base salary for the duration of the term of his employment agreement.

(3)
For Mr. Gardner represents a cash severance amount equal to the executive’s base salary as in effect immediately prior to the date of termination plus his incentive bonus for the previous year, multiplied by three (3) years, to be paid in a lump sum. For Mr. Shindler and Mr. Wilcox represents a cash severance amount equal to the executive’s base salary as in effect immediately prior to the date of termination, plus his incentive bonus for the previous year, to be paid in a lump sum.  The foregoing severance amounts will be modified or reduced pursuant to Sections 280G or 4999 of the Internal Revenue Code (as applicable) as more fully described above under "Employment Agreements."

(4)
Represents the incremental cost to the Company resulting in Mr. Gardner’s participation, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the earlier of (i) the third anniversary of the date of termination, and (ii) the date of his full-time employment by another employer, provided that in the event Mr. Gardner’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(5)
Represents in the case of Mr. Gardner, a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each, and in the case of Mr. Shindler, a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $6,250 each.

(6)
Represents an amount equal to one hundred percent (100%) of the accrual balance, as defined in the Salary Continuation Agreements, determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

(7)
Represents in the case of Mr. Gardner $150,000 payable annually in twelve (12) equal monthly installments for a period of fifteen (15) years, and in the case of Mr. Shindler $75,000 payable annually in twelve (12) equal monthly installments for a period of fifteen (15) years.

(8)
Upon a change of control, followed within twelve (12) months by a termination of an executive’s employment agreement, represents, in the case Mr. Gardner, a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each, and in the case of Mr. Shindler, a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $6,250 each;  provided that, in the event this amount is subject to federal excise taxes under the “golden parachute” provisions under Section 280G of the Internal Revenue Code, the payments will be reduced or delayed to the extent it would not be an excess parachute payment.

(9)
Reflects the dollar value of unexercisable options that become exercisable upon the occurrence of termination due to death, disability or retirement pursuant to the terms of out 2004 Long-Term Incentive Plan.  The dollar value of the vested of stock options were determined by calculating the closing price of the Company’s common stock on December 31, 2007 less the option exercise price, and multiplying that by the number of shares for each award at the end of year 2007.

(10)
Reflects the dollar value of unvested restricted common stock that becomes vested upon the occurrence of a change of control pursuant to the terms of a restricted stock agreement between the Named Executive Officer and the Company.  The dollar value of the vested restricted stock awards were determined by calculating the closing price of the Company’s common stock on December 31, 2007, and multiplying that by the number of shares for each award at the end of year 2007.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the section of this report “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Compensation Committee has recommended to the Board that the section entitled “Compensation Discussion and Analysis,” be included in this report.

COMPENSATION COMMITTEE
Ronald G. Skipper, Chair
Kenneth A. Boudreau
John D. Goddard

Compensation Committee Interlocks and Insider Participation

For 2007, the Company’s Compensation Committee was comprised of Messrs. Boudreau, Goddard, and Skipper, each of whom was an independent director.  None of these individuals is or has been an officer or employee of the Company during the last fiscal year or as of the date of this report or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Company’s Compensation Committee.  No executive officer of the Company served as a director of another entity that had an executive officer serving on the Company’s Compensation Committee.  Finally, no executive officer of the Company served as a member of the compensation committee of another entity that had an executive officer serving as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Common Stock

The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on the Record Date or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the Securities and Exchange Commission ("SEC"), in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the Company's common stock as March 31, 2008.
		Amount and
		Nature of
	Name and Address of	Beneficial		Percent
Title of Class	Beneficial Owner	Ownership		of Class (1)

Common Stock	Security Pacific Bancorp	1,572,202	(2)	25.90%
	12121 Wilshire Blvd, Suite 1350
	Los Angeles, CA 90025

Common Stock	Wellington Management Co. LLP	478,100	(3)	7.88%
	75 State Street
	Boston, MA 02109-1809

Common Stock	Heartland Advisors, Inc.	430,600	(4)	7.09%
	789 North Water Street
	Milwaukee, WI 53202
_____________________

1)	As of March 31, 2008, there were 4,903,784 shares of Company common stock outstanding on which “Percent of Class” in the above table is based.

2)
As disclosed on a Schedule 13D/A filed with the SEC on August 20, 2007.  The shares of common stock reflected in the above table as being beneficially owned by Security Pacific Bancorp include a warrant to purchase 1,166,400 shares of common stock, which is currently exercisable.  However, our certificate of incorporation, as amended, provides that record holders of our common stock who beneficially own in excess of 10% of the outstanding shares of our common stock are not entitled to vote shares held in excess of that amount.  Accordingly, Security Pacific Bancorp is not entitled to vote shares of our common stock owned by it to the extent that such shares exceed 10% of our outstanding common stock.

3)	As disclosed on a Schedule 13G/A filed with the SEC on February 14, 2006.

4)	As disclosed on a Schedule 13G/A filed with the SEC on February 8, 2008.

Security Ownership of Directors and Executive Officers

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of March 31, 2008, by (i) our directors, (ii) our executive officers named in Summary Compensation Table and (iii) all of our current directors and executive officers as a group. The following summary is based on information furnished by the respective directors and officers.

Each person has sole voting and investment power with respect to the shares he beneficially owns.

		Unvested		Total Beneficial
	Common	Restricted	Options	Ownership
Name	Stock	Stock	Exercisable (1)	# (2)	% (3)
	A	B	C	D	E
Kenneth A. Boudreau	7,508	667	1,650	9,825	0.1%
John D. Goddard	48,447	667	12,650	61,764	0.6%
Jeff C. Jones	11,167	1,333	1,650	14,150	0.1%
Michael L. McKennon	6,333	667	9,650	16,650	0.2%
Ronald G. Skipper	34,528	667	12,650	47,845	0.5%
Steven R. Gardner	63,302	2,500	173,250	239,052	2.4%
John Shindler	13,110	667	45,650	59,427	0.6%
Eddie Wilcox	14,688	833	43,333	58,854	0.6%
Stock Ownership of all Directors and Executive Officers as a Group (8 persons)	199,083	8,001	300,483	507,567	5.2%

_______________________

1)	In accordance with applicable SEC rules, only options that are exercisable within 60 days after March 31, 2008 are included in this column.

2)	The amounts in this column are derived by adding shares, unvested restricted stock and options listed in columns A, B and C of the table.

3)	The amounts contained in this column are derived by dividing the amounts in column D of the table by (i) the total outstanding shares of 4,903,784 plus (ii) the total amount in column C.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2000 & 2004 Stock Incentive Plans	392,625	$10.72	304,333
Equity compensation plans not approved by security holders:	-	-	-
Total Equity Compensation plans	392,625	$10.72	304,333

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

No Company executive officer or director was indebted to the Company or its subsidiaries in an amount greater than $120,000 at any time since the beginning of 2007, except Mr. McKennon who personally guaranteed, along with his two partners, four loans that their partnership, McKennon Wilson & Morgan, LLP, has outstanding with the Bank with an aggregate amount of $120,000 or more. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectability or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons.  As of December 31, 2007, the loans to McKennon Wilson & Morgan, LLP were not classified as a non-accrual, past due, restructured or potential problem loans.

In March of 2007, the Bank made one loan to the partnership of Moore Stephens Wurth Frazer and Torbet, LLP, of which Jeff C. Jones, a director of the Company, is a partner.  The loan was made in the ordinary course of business, did not involve more than normal risk of collectability or present other unfavorable features, and was made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons.  As of January 17, 2008, the loan to Moore Stephens Wurth Frazer and Torbet, LLP was paid in full and closed and was not classified as a non-accrual, past due, restructured or a potential problem loan.

Review, Approval, or Ratification of Transaction with Related Persons

It is the policy of the Company that all permissible transactions between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and are required to be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

Director Independence

The Board of Directors of the Company and the Bank is made up of seven (7) directors.  Due to the recent resignation of Mr. David Hardin in March 2008 there is currently one vacancy. The directors are divided into three classes.  Directors are elected for staggered terms of three years and serve until their successors are elected and qualified. Our Corporate Governance Guidelines require that the Board consist predominantly of non-management directors. This means directors who are not currently, and have not been, employed by us during the most recent three years. Currently, our Chief Executive Officer is our only director who is also a member of management.

Our Corporate Governance Guidelines require that a majority of the Board of Directors consist of independent directors as defined under the Nasdaq Global Market (the “Nasdaq”) rules. No director will be “independent” unless the Board affirmatively determines that the director meets the categorical standards set forth in the Nasdaq rules and otherwise has no relationship with the Company which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Our Nominating Committee is responsible for reviewing with the Board annually the appropriate criteria and standards for determining director independence consistent with the Nasdaq rules. In 2007, the Company’s Board determined that Kenneth A. Boudreau, John D. Goddard, Jeff C. Jones, Michael L. McKennon, and Ronald G. Skipper are independent and have no material relationships with the Company.

In connection with its review, the Board examined certain relationships between Mr. McKennon and the Company, in particular, the four loans his partnership has with the Bank, and determined that the relationships were immaterial.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees
Aggregate fees for professional services rendered to the Company by Vavrinek, Trine, Day & Co., LLP for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Audit fees	$111,000	$94,000
Audit-related fees	10,000	14,000
Audit and audit-related fees	121,000	108,000
Tax fees	17,000	12,000
All other fees	14,000	-
Total fees	$152,000	$120,000

Audit Fees

Audit fees are related to the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and 10-K for those years.

Audit-Related Fees

Audit-related fees for each of 2007 and 2006 included fees for audits of the Company's 401(k) plan.

Tax Fees

Tax fees in both 2007 and 2006 consisted of tax compliance services in preparation of the Company's tax returns filed with the Internal Revenue Service and various state tax agencies. Tax compliance fees were $17,000 in 2007 and $12,000 in 2006.

All Other Fees

All other fees for 2007 included fees paid related to internal control procedures and internal compliance with management's assessment of internal controls.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.  The policy provides for pre-approval by the Audit Committee of specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

In 2007, 100% of Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)                      Documents filed as part of this report.

(1)           Not applicable.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Purchase of Certain Residual Securities and Related Servicing Letter Agreement by and among Pacific Premier Bank, Bear, Stearns & Co. Inc. and EMC Mortgage Corporation, dated December 31, 1999. (7)
10.3	Note and Warrant Purchase Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.4	Pledge and Security Agreement between Pacific Premier Bancorp, Inc. and New Life Holdings, LLC, dated as of November 20, 2001. (5)
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated December 19, 2007. (11)*
10.6	Employment Agreement between Pacific Premier Bank and John Shindler dated December 19, 2007. (11)*
10.7	Employment Agreement between Pacific Premier Bank and Eddie Wilcox dated December 19, 2007. (11)*
10.8	Pacific Premier Bank Purchase Agreement for Corporate Offices, dated April 3, 2002. (2)
10.9	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.10	Guarantee Agreement from PPBI Trust I. (8)
10.11	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (9)*
10.12	Salary Continuation Agreements between Pacific Premier Bank and John Shindler. (9)*
10.13	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (10)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (12)
23	Consent of Vavrinek, Trine, Day and Co., LLP. (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (12)
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 4, 2007.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 21, 2007.
(12)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 15, 2008.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By:           /s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer
DATED: May 9, 2008