Form 10-Q
period 2008-05-15
PACIFIC PREMIER BANCORP INC
filed 2008-05-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Address of principal executive offices and zip code)

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
( X ) Yes                      ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of March 31, 2008 was 4,903,784.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At March 31, 2008 (unaudited) and December 31, 2007

Consolidated Statements of Income: For the three months ended March 31, 2008 and 2007 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income: For the three months ended March 31, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows: For the three months ended March 31, 2008 and 2007 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II -OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$8,283	$8,307
Federal funds sold	15,017	25,714
Cash and cash equivalents	23,300	34,021
Investment securities available for sale	84,861	56,238
FHLB Stock/Federal Reserve Stock, at cost	16,804	16,804
Loans:
Loans held for sale, net	870	749
Loans held for investment, net of allowance of $4,788 (2008) and $4,598 (2007)	611,054	622,114
Accrued interest receivable	4,148	3,995
Other real estate owned	711	711
Premises and equipment	9,610	9,470
Current income taxes	519	524
Deferred income taxes	6,495	6,754
Bank owned life insurance	11,002	10,869
Other assets	965	1,171
Total Assets	$770,339	$763,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$33,079	$25,322
Interest bearing:
Transaction accounts	64,969	63,989
Retail certificates of deposit	256,934	257,515
Wholesale/brokered certifcates of deposit	41,647	39,909
Total Deposits	396,629	386,735
Borrowings	287,663	297,965
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	16,432	7,660
Total Liabilities	$711,034	$702,670

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 4,903,784 (2008) and 5,163,488 (2007) shares issued and outstanding	$49	$53
Additional paid-in capital	64,416	66,417
Accumulated deficit	(4,165)	(5,012)
Accumulated other comprehensive loss, net of tax of $695 (2008) and $494 (2007)	(995)	(708)
Total Stockholders’ Equity	$59,305	$60,750
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$770,339	$763,420

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
INTEREST INCOME
Loans	$10,938	$11,079
Other interest-earning assets	1,006	1,045
Total interest income	11,944	12,124

INTEREST EXPENSE
Interest on transaction accounts	434	426
Interest on certificates of deposit	3,564	3,045
Total deposit interest expense	3,998	3,471
Other borrowings	2,937	3,970
Subordinated debentures	180	203
Total interest expense	7,115	7,644

NET INTEREST INCOME	4,829	4,480

PROVISION FOR LOAN LOSSES	183	299

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,646	4,181

NONINTEREST INCOME
Loan servicing fee income	105	350
Bank and other fee income	115	141
Net gain from loan sales	67	1,034
Other income	392	215
Total noninterest income	679	1,740

NONINTEREST EXPENSE
Compensation and benefits	2,397	2,643
Premises and occupancy	607	567
Data processing	154	115
Net loss on foreclosed real estate	15	2
Legal and audit	141	352
Marketing expense	131	194
Office and postage expense	82	94
Other expense	488	463
Total noninterest expense	4,015	4,430

INCOME BEFORE INCOME TAXES	1,310	1,491
PROVISION FOR INCOME TAXES	464	546
NET INCOME	$846	$945

INCOME PER SHARE
Basic income per share	$0.17	$0.18
Diluted income per share	$0.13	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,083,243	5,252,932
Diluted	6,390,148	6,693,646

Accompanying notes are an integral part of these consolidated financial statements.
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Net income	-	-	-	945	-	$945	945
Unrealized gain on investments, net of tax of $13	-	-	-	-	20	20	20
Total comprehensive income						$965
Common stock repurchased and retired	(50,000)	(2)	(567)				(569)
Share-based compensation expense			62				62
Balance at March 31, 2007	5,213,488	$52	$66,801	$(7,686)	$(671)		$58,496

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Net income	-	-	-	847	-	847	847
Unrealized loss on investments, net of tax of ($201)	-	-	-	-	(287)	(287)	(287)
Total comprehensive income						$560
Share-based compensation expense			64				64
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at March 31, 2008	4,903,784	$49	$64,416	$(4,165)	$(995)		$59,305

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$846	$945
Adjustments to net income:
Depreciation expense	222	180
Provision for loan losses	183	299
Share-based compensation	64	62
Gain on sale and disposal of premises and equipment	-	(35)
Loss on sale, provision, and write-down of foreclosed real estate	-	45
Net unrealized loss (gain) and amortization on investment securities	263	(53)
Gain on sale of loans held for investment	(67)	(1,034)
Purchase and origination of loans held for sale	(582)	(309)
Proceeds from the sales of, and principal payments from, loans held for sale	461	1
Change in current and deferred income tax receivable	264	350
Increase in accrued expenses and other liabilities	8,772	407
Federal Home Loan Bank stock dividend	-	(224)
Income from bank owned life insurance	(133)	(132)
Decrease in accrued interest receivable and other assets	53	408
Net cash provided by operating activities	10,346	910

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	51,138	111,562
Purchase, origination and advances of loans held for investment	(40,194)	(94,657)
Principal payments on securities available for sale	1,788	1,695
Proceeds from sale of foreclosed real estate	-	26
Purchase of securities available for sale	(30,961)	-
Proceeds from sale of equipment	-	35
Increase in premises and equipment	(362)	(919)
Purchase of FHLB and FRB stock	-	(1,600)
Net cash (used in) provided by investing activities	(18,591)	16,142

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	9,894	8,713
(Repayment of) proceeds from FHLB advances	(35,465)	7,000
Proceeds from (repayment of) other borrowings	25,163	(15,422)
Repurchase of common stock	(2,069)	(569)
Net cash used in financing activities	(2,477)	(278)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,722)	16,774
CASH AND CASH EQUIVALENTS, beginning of period	34,021	17,040
CASH AND CASH EQUIVALENTS, end of period	$23,299	$33,814

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$4,931	$7,721
Income taxes paid	$-	$-

NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$10

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$-	$45

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2008 and 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2008.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, using the equity method under which the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS 161.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

	Actual		To be adequately capitalized		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2008 (Unaudited)
Total Capital (to risk-weighted assets)
Bank	$68,600	11.23%	$48,849	8.00%	$61,061	10.00%
Consolidated	69,327	11.25%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	63,812	8.64%	29,531	4.00%	36,914	5.00%
Consolidated	64,539	8.68%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	63,812	10.45%	24,424	4.00%	36,637	6.00%
Consolidated	64,539	10.48%	N/A	N/A	N/A	N/A

At December 31, 2007
Total Capital (to risk-weighted assets)
Bank	$69,873	11.44%	$48,874	8.00%	$61,093	10.00%
Consolidated	70,595	11.56%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	65,275	8.81%	29,639	4.00%	37,049	5.00%
Consolidated	65,997	8.90%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,275	10.68%	24,437	4.00%	36,656	6.00%
Consolidated	65,997	10.81%	N/A	N/A	N/A	N/A

Note 4 – Borrowings

At March 31, 2008, total borrowings of the Company amounted to $298.0 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings and overnight advances of $235.0 million and $27.0 million, respectively, $15.0 million of fed funds purchase at 3.18%, $10.3 million Trust Preferred Securities at 7.01%, $10.0 million inverse putable reverse repurchase at 1.45% secured by $10.0 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation and $500,000 at a rate of 3.00% per annum against the Bank’s $18.0 million credit facility, secured by mutual funds pledged to Pershing LLC.  The Bank’s $262.0 million in FHLB advances had a weighted average interest rate of 4.08% and the term advances had a weighted average maturity of 1.11 years as of March 31, 2008.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $461.0 million.  As of March 31, 2008, the Bank was able to borrow up to 45% of its total assets as of December 31, 2007 under the line, which amounted to $341.4 million, a decrease of $7.0 million from the quarter ended December 31, 2007.  FHLB advances consisted of the following as of March 31, 2008:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$87,000	33.21%	2.37%
Over one month to three months	-	0.00%	0.00%
Over three months to six months	-	0.00%	0.00%
Over six months to one year	37,000	14.12%	4.97%
Over one year	138,000	52.67%	4.92%
Total FHLB advances	$262,000	100.00%	4.08%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 7.01% per annum as of March 31, 2008.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period.  Stock options totaling 317,925 and 190,975 shares for the three months ended March 31, 2008 and March 31, 2007, were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The table below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008			2007
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net Earnings	$846			$945
Basic EPS Earnings available to common stockholders	846	5,083,243	$0.17	945	5,252,932	$0.18
Effect of Warrants and dilutive stock options	-	1,306,905		-	1,440,714
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$846	6,390,148	$0.13	$945	6,693,646	$0.14

Note 7 – Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Adoption of SFAS 157 did not have a material impact on the Company.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-tiered value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and loans held for sale.  Securities available for sale include mortgage-backed securities and equity securities.  Loans held for sale include the guarantee portion of our saleable SBA loans.

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities and US government bonds.  When quoted market prices for identical assets are unavailable, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include mortgage-backed securities, corporate bonds and other US government securities.

Loans held for sale. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement as of
	March 31, 2008 Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	As of March 31, 2008
	(in thousands)
Assets
Marketable securities	$62,434	$22,427	$84,861
Loans held for sale	-	870	870
Total assets	$62,434	$23,297	$85,731

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.  Adoption of SFAS 159 did not have a material impact on the Company.

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2008 and 2007.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2007 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

We are a California-based bank holding company incorporated in the state of Delaware and registered  as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and by the Federal Deposit Insurance Corporation (“FDIC”).  Additionally, the Corporation is subject to regulation and supervision by the Federal Reserve. The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and in March 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve.  The Bank’s deposit accounts are insured up to the $100,000 maximum amount, except for retirement accounts which are insured up to the $250,000 maximum currently allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the FDIC.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K, as amended.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that is most susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2007 Annual Report on Form 10-K, as amended.

FINANCIAL CONDITION

Total assets of the Company were $770.3 million as of March 31, 2008, compared to $763.4 million as of December 31, 2007.  The $6.9 million, or 0.9%, increase in total assets is primarily due to a $28.6 million increase in securities held to maturity, which was partially offset by decreases of $10.7 million in cash and cash equivalents and $11.1 million in net loans held for investment.

Investment Securities Available for Sale

Investment securities available for sale totaled $84.9 million at March 31, 2008 compared to $56.2 million at December 31, 2007.  The increase is primarily due to the purchase of three securities totaling $31.0 million which was partially offset by investment principal received of $1.8 million.

A summary of the Company’s investment securities held for sale as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale
Mortgage-Backed Securities (1)	$58,832	$383	$(27)	$59,188
Mutual Funds (2)	27,719	-	(2,046)	25,673
Total securities available for sale	$86,551	$383	$(2,073)	$84,861

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale
Mortgage-Backed Securities	$29,719	$35	$(1)	$29,753
Mutual Funds	27,719	-	(1,234)	26,485
Total securities available for sale	$57,438	$35	$(1,235)	$56,238

(1)
At March 31, 2008, mortgage-backed securities included three collateralized mortgage obligations (“CMO”) with an aggregate carrying value of $17.3 million.  Two CMOs with an aggregate carrying value of $15.5 million are secured by the Federal Home Loan Mortgage Corporation; the other CMO with an aggregate carrying value of $1.8 million is an “AAA” rated private label issue.

(2)
The Company’s mutual fund investments are with Shay Assets Management Inc. within its AMF Ultra Short Mortgage fund and AMF Intermediate Mortgage fund.  Both of these funds qualified for inclusion in the 20% risk-weighting capital category for the quarter ended March 31, 2008.  An aggregate of $714,000 of the mutual funds has been pledged to Pershing, LLC to secure an advance of $500,000 under the Bank’s $18.6 million line of credit.

Investment Securities Held for Sale by Contractual Maturity
As of March 31, 2008
	One Year		More than One		More than Five		More than Five
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Mortgage-Backed Securities	$-	0.00%	$-	0.00%	$-	0.00%	$59,188	5.42%	$59,188	5.42%
Mutual Fund	25,673	4.39%	-	0.00%	-	0.00%	-	0.00%	25,673	4.39%
Total securities available for sale	$25,673	4.39%	$-	0.00%	$-	0.00%	$59,188	5.42%	$84,861	5.11%

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

Loans

Gross loans outstanding totaled $616.1 million at March 31, 2008 compared to $626.7 million at December 31, 2007.  The decrease is primarily due to loan payoffs of $36.6 million and the sale of $5.9 million of multi-family loans. Partially offsetting the decrease in net loans were loan originations totaling $37.0 million during the first three months of 2008.  From time to time, management utilizes loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio, and net balance sheet growth.   The Bank’s pipeline of new loans at March 31, 2008 was $30.5 million.

A summary of the Company’s loan originations, loan sales and principal repayments for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Beginning balance, gross	$626,692	$607,618
Loans originated and purchased:
Real Estate:
Multi-family	7,090	68,809
Commercial real estate	17,315	10,105
One-to-four family (1)	-	2,850
Construction-Multi-family	-	2,750
Business Loans:
Commercial Owner Occupied (1)	4,430	300
Commercial and Industrial (1)	7,101	10,632
SBA (1)	582	6,036
Other	532	-
Total loans originated and purchased	37,050	101,482
Total	663,742	709,100
Less:
Principal repayments	45,506	46,447
Change in undisbursed loan funds	(3,726)	6,504
Charge-offs	-	45
Loan Sales	5,878	63,743
Transfers to Real Estate Owned	-	46
Total Gross loans	616,084	592,315
Less ending balance loans held for sale (gross)	(870)	(1,097)
Ending balance loans held for investment (gross)	$615,214	$591,218

(1) Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	March 31, 2008			December 31, 2007
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans
Multi-family	$317,859	51.59%	6.66%	$341,263	54.45%	6.77%
Commercial	163,137	26.48%	7.26%	147,523	23.54%	7.42%
Construction-Multi-family	2,346	0.38%	8.00%	2,048	0.33%	8.00%
One-to-four family (1)	9,952	1.62%	9.02%	13,080	2.09%	8.60%
Business Loans:
Commercial Owner Occupied	58,876	9.56%	7.47%	57,614	9.19%	7.56%
Commercial and Industrial	49,570	8.05%	6.65%	50,993	8.14%	8.13%
SBA	14,145	2.29%	8.15%	13,995	2.23%	8.51%
Other Loans	199	0.03%	6.93%	176	0.03%	2.53%
Total Gross loans	$616,084	100.00%	6.97%	$626,692	100.00%	7.19%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family, commercial real estate and commercial owner occupied loan portfolio in dollar amounts as of March 31, 2008:
			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
ARM *	224	$173,863	7.287%	3.78
3 Year	95	161,450	6.697%	26.59
5 Year	109	143,522	6.760%	50.66
7 Year	11	21,095	6.833%	76.44
10 Year	13	11,275	6.945%	103.63
Fixed	25	28,667	7.011%	-
Total	477	$539,872	6.931%	29.35

* Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $4.8 million as of March 31, 2008 and $4.6 million as of December 31, 2007.   The increase in the allowance for loan losses was primarily due to an increase in loss factors for SBA loans and an increase in substandard loans.  Net nonaccrual loans and other real estate owned were $5.2 million and $711,000, respectively, at March 31, 2008, compared to $4.2 million and $711,000, respectively, as of December 31, 2007.  The increase in net nonaccrual loans is primarily due to one Commercial and Industrial loan for $1.0 million.  We have placed a receiver in the business and are in the process of valuating our collateral. The allowance for loan losses as a percent of nonaccrual loans decreased to 92% as of March 31, 2008 from 110% at December 31, 2007.  The ratio of nonperforming assets to total assets at March 31, 2008 was 0.84%.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance.  The formula allowance is calculated by applying loss factors to all loans held for investment.  The loss factors for each segment of the loan portfolio, except for loans secured by single family residences originated prior to 2002, are derived by using the average of the last 10 years and 15 years historical charge-off rates by loan types for commercial banks and savings institutions headquartered in the state of California as collected by the FDIC as the base rate.  Then the following internal and external risk factors are added to the average:

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

 The factor amount for each of the nine above described risked factors are determined by the Senior Portfolio Manager and Chief Credit Officer and approved by the Credit and Investment Review Committee on a quarterly basis.

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

Given the composition of the Company’s loan portfolio, the $4.8 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2008.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Balance, beginning of period	$4,598	$3,543

Provision for loan losses	183	299

Charge-offs
Real estate:
Multi-family	-	-
Commercial	-	-
One-to-four family	-	(45)
Business Loans:
Commercial Owner Occupied	-	-
Commercial and Industrial	-	-
SBA loans	-	-
Other loans	-	-
Total charge-offs	-	(45)
Recoveries
Real estate:
Multi-family	-	-
Commercial real estate	-	-
One-to-four family	4	66
Business Loans:
Commercial Owner Occupied	-	-
Commercial and Industrial	-	-
SBA loans	-	-
Other loans	3	-
Total recoveries	7	66
Net recoveries (charge-offs)	7	21
Balance, end of period	$4,788	$3,863

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $5.9 million at March 31, 2008 and $4.9 million as of December 31, 2007, or 0.77% and 0.64% of total assets, respectively.  The increase in nonperforming assets is primarily due to one business loan for $982,000 that is partially secured by real estate and all the assets of the business. At this time, we have not been able to determine if there will be a loss of principal on this loan.

	At March 31,	At December 31,
	2008	2007
Nonperforming assets	(dollars in thousands)
Real Estate:
One-to-four family	$636	$284
Multi-family	-	-
Commercial	3,125	3,125
Business loans:
Commercial owner occupied	-	-
Commercial and industrial	982	-
SBA	443	784
Other loans	-	-
Total nonaccrual loans	5,186	4,193
Specific allowance	-	-
Total nonperforming loans, net	5,186	4,193
Foreclosed real estate owned ("OREO")	711	711
Total nonperforming assets, net (1)	$5,897	$4,904

Restructured Loans	$-	$-

Allowance for loan losses as a percent of gross loans receivable (2)	0.78%	0.73%

Allowance for loan losses as a percent of total nonperforming loans, gross	92.33%	109.66%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.84%	0.67%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.77%	0.64%

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

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $702.7 million at December 31, 2007 to $711.0 million at March 31, 2008.  The increase is primarily due to an increase in total deposits and other liabilities of $9.9million and $8.8 million, respectively, which were partially offset by a decrease in other borrowings of $10.3 million during the three months ended March 31, 2008.

The Company had $287.7 million in FHLB advances and other borrowings as of March 31, 2008, compared to $298.0 million in such borrowings at December 31, 2007.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $460.8 million at March 31, 2008.  The Bank may borrow up to 45% of its assets under the FHLB line.  As of March 31, 2008, the maximum amount that the Bank may borrow through the FHLB was $341.4 million, based on the Bank’s assets as of December 31, 2007.  The total cost of the Company’s borrowings for the three month period ending March 31, 2008 was 4.40%, a decrease of 82 basis points compared to the same period in 2007.

The Corporation had $10.3 million of subordinated debentures as of March 31, 2008 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the three months ending March 31, 2008 was 6.98%, compared to 7.88% for the same period in 2007.

Deposits increased by $9.9 million to $396.6 million at March 31, 2008, compared to $386.7 million of deposits at December 31, 2007.  The increase in deposits is comprised of increases of $8.7 million and $1.7 million in transaction accounts and brokered certificate of deposits, respectively, which was partially offset by a decrease in retail certificates of deposits of $581,000 during the three months ended March 31, 2008.  The cost of deposits as of March 31, 2008 was 3.70%, compared to 4.30% at December 31, 2007.

 During the three months ended March 31, 2008, our cost of funds was 4.21%, a decrease of 41 basis points compared to the same period in 2007.

Total stockholders’ equity decreased $1.4 million to $59.3 million at March 31, 2008, compared to $60.7 million at December 31, 2007, primarily due to the repurchase and retirement of 259,704 shares of the Company’s common stock that cost $2.1 million, or $7.96 per share, which was partially offset by net income of $846,000 for the three months ended March 31, 2008.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2008 and 2007

The Company recorded net income of $846,000, or $0.13 per diluted share, for the first quarter of 2008 compared to $945,000, or $0.14 per diluted share, for the first quarter of 2007, a decrease of 7.1% per diluted share. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of March 31, 2008, outstanding.  See “Item 1.  Financial Statements-Note 6 – Earnings Per Share”.

Return on average assets (ROAA) and return on average equity (ROAE) for the quarter ended March 31, 2008 was 0.45% and 5.57%, respectively, compared to 0.52% and 6.42%, respectively, for the quarter ended March 31, 2007.  The Company’s basic and diluted book value per share increased to $12.09 and $9.81, respectively, at March 31, 2008, reflecting an increase of 7.8% and 5.6%, respectively, from March 31, 2007.  Options whose exercise price exceeds the closing market price as of March 31, 2008 are excluded from the diluted book value calculation.

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

For the three months ended March 31, 2008, net interest income increased to $4.8 million compared to $4.5 million for the same period a year earlier.  The increase is predominately attributable to a 6.9% decrease in interest expense, from $7.6 million to $7.1 million for the three months ended March 31 2007 and 2008, respectively.  The reduction in interest expense for the quarter was primarily due to a decrease in borrowing costs associated with the Bank’s FHLB and other borrowings of 82 basis points over the prior year period.  Partially offsetting the decrease in interest expense was a decrease in interest income for the three months ended March 31, 2008 of 1.5%, or $180,000, compared to the same period in 2007.  The decrease in interest income was primarily attributable to the repricing of our adjustable rate loans downward. Our weighted average loan yield for the quarter ended March 31, 2008 was 6.99%, a decrease of 29 basis points from 7.28% for the same period a year earlier.

The net interest margin for the quarter ended March 31, 2008 was 2.74% compared to 2.60% for the same period a year ago.  The increase was primarily a result of decreases in the cost of FHLB advances and other borrowings of 82 basis points, which was partially offset by a decrease in the average loan yield of 29 basis points.  The decreases in both the cost of FHLB advances and loan yield is attributable to the Federal Reserve interest rate cuts.  The Bank has $87.0 million in short-term FHLB advances, $107.5 million of certificate of deposits, and $104.6 million of loans that could reprice in the next quarter.

The following table set forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2008 and 2007.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$274	$10	14.60%	$486	$21	17.28%
Federal funds sold	937	7	2.99%	2,603	34	5.13%
Investment securities	76,413	989	5.18%	76,499	990	5.18%
Loans receivable	626,078	10,938	6.99%	608,469	11,079	7.28%
Total interest-earning assets	703,702	11,944	6.79%	688,057	12,124	7.05%
Non-interest-earning assets	40,304			39,345
Total assets	$744,006			$727,402
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$96,947	$434	1.79%	$96,247	$426	1.77%
Retail certificates of deposit	256,493	3,072	4.79%	223,027	2,762	4.95%
Wholesale/brokered certificates of deposit	38,301	492	5.14%	22,149	283	5.11%
Total interest-bearing deposits	391,741	3,998	4.08%	341,423	3,471	4.07%
Borrowings	272,908	2,937	4.30%	309,683	3,970	5.13%
Subordinated debentures	10,310	180	6.98%	10,310	203	7.88%
Total borrowings	283,218	3,117	4.40%	319,993	4,173	5.22%
Total interest-bearing liabilities	674,959	7,115	4.22%	661,416	7,644	4.62%
Non-interest-bearing liabilities	8,335			7,067
Total liabilities	683,294			668,483
Equity	60,712			58,919
Total liabilities and equity	$744,006			$727,402
Net interest income		$4,829			$4,480
Net interest rate spread			2.57%			2.43%
Net interest margin			2.74%			2.60%
Ratio of interest-earning assets to interest-bearing liabilities			104.26%			104.03%

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

	Three Months Ended March 31, 2008
	Compared to
	Three Months Ended March 31, 2007
	Increase (decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(8)	$(3)	$(11)
Federal funds sold	(18)	(9)	(27)
Investment securities	(2)	1	(1)
Loans receivable, net	1,437	(1,578)	(141)
Total interest-earning assets	$1,409	$(1,589)	$(180)

Interest-bearing liabilities:
Transaction accounts	$11	$(3)	$8
Retail certificates of deposit	850	(540)	310
Wholesale/brokered certificates of deposit	207	2	209
Borrowings	(438)	(595)	(1,033)
Subordinated debentures	-	(23)	(23)
Total interest-bearing liabilities	$630	$(1,159)	$(529)
Change in net interest income	$779	$(430)	$349

Provision for Loan Losses

The Bank’s provision for loan losses was $183,000 for the three months ended March 31, 2008, compared to $299,000 for the same period in 2007.  The decrease in the provision for the three months ended March 31, 2008 is primarily due to the slight decrease in business loans of $11,000 for the quarter ending March 31, 2008 compared to an increase of $16.3 million for the same period a year ago. Net recoveries in the first quarter of 2008 were $7,000 compared to net recoveries of $21,000 for the same period in 2007. The unallocated allowance increased from $240,000 as of March 31, 2007 to $770,000 as of March 31, 2008. The increase in the unallocated allowance is due to management’s expectation that the weakening economy will eventually affect our borrowers and/or the collateral securing our loans. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

  Noninterest income was $679,000 for the three months ended March 31, 2008 compared to $1.7 million for the same period ended March 31, 2007.  The decrease in the current three-month period compared to the same period in the prior year is primarily due to a decrease in gains from loan sales and loan servicing fee income of $967,000 and $245,000, respectively.

Noninterest Expense

 Noninterest expenses were $4.0 million for the three months ended March 31, 2008, compared to $4.4 million for the same period ended March 31, 2007.  The decrease in noninterest expenses for the three months was primarily the result of decreases in compensation and benefits, legal and audit, and marketing expenses of $246,000, $211,000 and $63,000, respectively, partially offset by increases in premises and occupancy expense and data processing of $40,000 and $39,000, respectively.  The decrease in compensation and benefits for the quarter is attributable primarily to the Bank’s reduction of staff during the fourth quarter of last year and in February 2008. The staff reductions were implemented in response to the decline in our loan volume. The number of employees at the Bank at March 31, 2008 was 92 compared to 116 at March 31, 2007.

Provision for Income Taxes

The Company had a tax provision for the three months ended March 31, 2008 of $464,000.  For the comparable period a year earlier, the Company had a tax provision of $546,000. The Company’s valuation allowance for deferred taxes was zero at March 31, 2008, as the deferred tax assets based on management’s analysis were determined, more likely than not, to be realized. At March 31, 2008, the Company’s effective tax rate for the most recent three months period was 35.4% compared to 36.6% for the same period in the prior year.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 10.12% and 9.63% for the quarters ended March 31, 2008 and 2007, respectively.

The Company’s cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $10.3 million for the three months ended March 31, 2008, compared to net cash provided by operating activities of $910,000 for the three months ended March 31, 2007.  Net cash used in investing activities was $18.6 million for the three months ended March 31, 2008, compared to net cash provided by investing activities of $16.1 million for the three months ended March 31, 2007.  Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2008, compared to net cash used in financing activities of $278,000 for the three months ended March 31, 2007.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2008, cash and cash equivalents totaled $23.3 million and the market-value of the Bank’s investments in mortgage-backed securities, mutual funds and securities held-to-maturity totaled $84.9 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facilities with Salomon Brothers and Pershing, and loan sales.

As of March 31, 2008, the Bank had commitments to extend credit of $17.3 million as compared to $20.9 million at December 31, 2007.  There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2008 compared to the period ended December 31, 2007 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc. for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, for such year.

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

The table in “Item 1. Financial Statements - Note 3 - Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of March 31, 2008, the Bank met the capital ratios required to be considered well capitalized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2007. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2007 Annual Report on Form 10-K, as amended.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008, the Corporation repurchased and retired 259,704 shares of its shares of common stock.

Month of Purchase	Total Number of shares purchased/returned	Average Price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that my yet be purchased under the program

Jan-08	-	$-	-	527,200
Feb-08	25,000	7.59	25,000	502,200
Mar-08	234,704	8.00	259,704	267,496
Total/Average	259,704	$7.96	284,704	267,496

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

PACIFIC PREMIER BANCORP, INC.,

May 15, 2008	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 15, 2008	/s/ John Shindler
Date                                                                                                John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.                                                         Description of Exhibit

31.1	Certification of Chief Executive Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act.