Form 10-Q
period 2008-08-14
PACIFIC PREMIER BANCORP INC
filed 2008-08-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of June 30, 2008 was 4,903,784.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2008 (unaudited) and December 31, 20007

Consolidated Statements of Income: For the three and six months ended June 30, 2008 and 2007 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income: For the three and six months ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows: For the six months ended June 30, 2008 and 2007 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$10,359	$8,307
Federal funds sold	18	25,714
Cash and cash equivalents	10,377	34,021
Investment securities available for sale	67,372	56,238
FHLB Stock/Federal Reserve Stock, at cost	15,977	16,804
Loans:
Loans held for sale, net	696	749
Loans held for investment, net of allowance of $5,267 (2008) and $4,598 (2007)	590,695	622,114
Accrued interest receivable	3,660	3,995
Other real estate owned	-	711
Premises and equipment	9,499	9,470
Current income taxes	202	524
Deferred income taxes	7,671	6,754
Bank owned life insurance	11,132	10,869
Other assets	883	1,171
Total Assets	$718,164	$763,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$33,189	$25,322
Interest bearing:
Transaction accounts	65,817	63,989
Retail certificates of deposit	279,056	257,515
Wholesale/brokered certifcates of deposit	28,941	39,909
Total Deposits	407,003	386,735
Borrowings	235,800	297,965
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,210	7,660
Total Liabilities	$659,323	$702,670

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 4,903,784 (2008) and 5,163,488 (2007) shares issued and outstanding	$49	$53
Additional paid-in capital	64,493	66,417
Accumulated deficit	(5,409)	(5,012)
Accumulated other comprehensive loss, net of tax of $204 (2008) and $494 (2007)	(292)	(708)
Total Stockholders’ Equity	$58,841	$60,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$718,164	$763,420

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
INTEREST INCOME:
Loans	$10,252	$11,053	$21,190	$22,132
Other interest-earning assets	1,280	1,031	2,287	2,075
Total interest income	11,532	12,084	23,477	24,207

INTEREST EXPENSE:
Interest on transaction accounts	381	459	816	885
Interest on certificates of deposit	3,105	3,272	6,669	6,317
Total deposit interest expense	3,486	3,731	7,485	7,202
Other borrowings	2,592	3,625	5,529	7,595
Subordinated debentures	141	206	320	409
Total interest expense	6,219	7,562	13,334	15,206

NET INTEREST INCOME	5,313	4,522	10,143	9,001

PROVISION FOR LOAN LOSSES	836	215	1,019	514

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,477	4,307	9,124	8,487

NONINTEREST INCOME:
Loan servicing fee income	497	339	602	689
Bank and other fee income	155	167	270	307
Net gain from loan sales	25	1,030	92	2,064
Net loss from sale of investment securities	(3,631)	-	(3,631)	-
Other income	201	323	593	539
Total noninterest (loss) income	(2,753)	1,859	(2,074)	3,599

NONINTEREST EXPENSE:
Compensation and benefits	2,242	2,670	4,639	5,313
Premises and occupancy	593	641	1,200	1,208
Data processing	137	132	291	247
Net loss on foreclosed real estate	5	22	19	24
Legal and audit	180	203	321	554
Marketing expense	143	152	273	346
Office and postage expense	112	110	194	204
Other expense	557	377	1,047	840
Total noninterest expense	3,969	4,307	7,984	8,736

(LOSS) INCOME BEFORE INCOME TAXES	(2,245)	1,859	(934)	3,350
(BENEFIT) PROVISION FOR INCOME TAXES	(1,000)	698	(536)	1,244
NET (LOSS) INCOME	$(1,245)	$1,161	$(398)	$2,106

(LOSS) INCOME PER SHARE:
Basic (loss) income per share	$(0.25)	$0.22	$(0.08)	$0.40
Diluted (loss) income per share	$(0.25)	$0.18	$(0.08)	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,903,784	5,177,774	4,993,513	5,215,145
Diluted (1)	4,903,784	6,477,575	4,993,513	6,586,008
(1) In a loss scenario, diluted EPS equals basic EPS

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Net income	-	-	-	2,106	-	$2,106	2,106
Unrealized loss on investments, net of tax of $(299)	-	-	-	-	(424)	(424)	(424)
Total comprehensive income						$1,682
Common stock repurchased and retired	(100,000)	(3)	(1,090)				(1,093)
Restricted stock vested		1	(1)				-
Share-based compensation expense			117				117
Balance at June 30, 2007	5,163,488	$52	$66,332	$(6,525)	$(1,115)		$58,744

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Net loss	-	-	-	(397)	-	(397)	(397)
Unrealized gain on investments, net of tax of ($204)	-	-	-	-	416	416	416
Total comprehensive income						$19
Share-based compensation expense			141				141
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at June 30, 2008	4,903,784	$49	$64,493	$(5,409)	$(292)		$58,841

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(398)	$2,106
Adjustments to net (loss) income:
Depreciation expense	454	374
Provision for loan losses	1,019	514
Share-based compensation	139	117
Gain on sale and disposal of premises and equipment	(2)	(35)
Loss on sale, provision, and write-down of foreclosed real estate	1	62
Net unrealized (gain) loss and amortization on investment securities	(738)	221
Gain on sale of loans held for sale	(25)
Loss on sale of investment securities available for sale	3,631	-
Gain on sale of loans held for investment	(67)	(2,064)
Purchase and origination of loans held for sale	(408)	(2,129)
Proceeds from the sales of, and principal payments from, loans held for sale	461	558
Change in current and deferred income tax receivable	(595)	(56)
(Decrease) increase in accrued expenses and other liabilities	(1,450)	254
Federal Home Loan Bank stock dividend	(418)	(410)
Income from bank owned life insurance	(263)	(262)
Decrease in accrued interest receivable and other assets	1,039	454
Net cash provided by (used in) operating activities	2,380	(296)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	95,636	230,752
Purchase, origination and advances of loans held for investment	(65,180)	(226,479)
Principal payments on securities available for sale	7,248	3,148
Proceeds from sale of foreclosed real estate	710	65
Purchase of securities available for sale	(30,861)	-
Proceeds from sale or maturity of securities available for sale	9,623
Proceeds from sale of equipment	-	35
Increase in premises and equipment	(484)	(1,056)
Redemption (purchase) of FHLB and FRB stock	1,250	(1,600)
Net cash provided by investing activities	17,942	4,865

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	20,268	33,164
Repayment of proceeds from FHLB advances	(72,465)	(29,900)
Proceeds from (repayment of) other borrowings	10,300	(15,558)
Repurchase of common stock	(2,069)	(1,093)
Net cash used in financing activities	(43,966)	(13,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,644)	(8,818)
CASH AND CASH EQUIVALENTS, beginning of period	34,021	17,040
CASH AND CASH EQUIVALENTS, end of period	$10,377	$8,222

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$12,022	$14,974
Income taxes paid	$225	$845

NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$115	$12

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$-	$46

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the six months ended June 30, 2008 and 2007.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2008.

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of SFAS 162 to have a material impact of its financial position, results of operations or cash flow.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2008 (Unaudited)
Total Capital (to risk-weighted assets)
Bank	$69,215	11.82%	$46,856	8.00%	$58,570	10.00%
Consolidated	70,080	11.86%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	63,948	8.70%	29,386	4.00%	36,733	5.00%
Consolidated	64,813	8.77%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	63,948	10.92%	23,428	4.00%	35,142	6.00%
Consolidated	64,813	10.97%	N/A	N/A	N/A	N/A

At December 31, 2007
Total Capital (to risk-weighted assets)
Bank	$69,873	11.44%	$48,874	8.00%	$61,093	10.00%
Consolidated	70,595	11.56%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	65,275	8.81%	29,639	4.00%	37,049	5.00%
Consolidated	65,997	8.90%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,275	10.68%	24,437	4.00%	36,656	6.00%
Consolidated	65,997	10.81%	N/A	N/A	N/A	N/A

Note 4 – Borrowings

At June 30, 2008, total borrowings of the Company amounted to $246.1 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings of $225.0 million, $800,000 of federal funds purchase at 2.82%, $10.3 million Trust Preferred Securities at 5.46%, and $10.0 million inverse putable reverse repurchase at 1.45% secured by approximately $10.8 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation.  The Bank’s $225.0 million in FHLB advances had a weighted average interest rate of 4.36% and the term advances had a weighted average maturity of 1.13 years as of June 30, 2008.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $437.6 million.  As of June 30, 2008, the Bank was able to borrow up to 45% of its total assets as of March 31, 2008 under the line, which amounted to $344.4 million, a decrease of $4.0 million from the quarter ended December 31, 2007.  FHLB advances consisted of the following as of June 30, 2008:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$-	0.00%	0.00%
Over one month to three months	50,000	22.22%	2.37%
Over three months to six months	37,000	16.44%	4.97%
Over six months to one year	-	0.00%	0.00%
Over one year	138,000	61.33%	4.92%
Total FHLB advances	$225,000	100.00%	4.36%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.46% per annum as of June 30, 2008.

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

Note 6 – Earnings (Loss) Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period. However, when there is a loss all common stock equivalents are excluded from the calculation as they would be anti-dilutive.  Stock options totaling 493,550 shares and the warrant representing 1,166,400 shares for the three and six months ended June 30, 2008 were excluded for they would be anti-dilutive and stock options totaling 300,741 and 233,595 shares for the three and six months ended June 30, 2007, respectively, were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The table below set forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,
	2008			2007
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net (Loss) Earnings	$(1,245)			$1,161
Basic EPS (Loss) Earnings available to common stockholders	(1,245)	4,903,784	$(0.25)	1,161	5,177,774	$0.22
Effect of Warrants and dilutive stock options	-	-		-	1,299,801
Diluted EPS (Loss) Earnings Available to common stockholders plus assumed conversions (1)	$(1,245)	4,903,784	$(0.25)	$1,161	6,477,575	$0.18

	For the Six Months Ended June 30,
	2008			2007
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net (Loss) Earnings	$(398)			$2,106
Basic EPS (Loss) Earnings available to common stockholders	$(398)	4,993,513	$(0.08)	$2,106	5,215,145	$0.40
Effect of Warrants and dilutive stock options	-	-		-	1,370,863
Diluted EPS (Loss) Earnings Available to common stockholders plus assumed conversions (1)	$(398)	4,993,513	$(0.08)	$2,106	6,586,008	$0.32

(1) In accordance with SFAS No. 128 “Earnings per Share”, due to the net loss for the three and six months ended June 30, 2008, the impact of securities convertible to common stock is not included as its effect would be anti-dilutive.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale, loans held for sale, and impaired loans.  Securities available for sale include mortgage-backed securities and equity securities.  Loans held for sale include the guarantee portion of our saleable SBA loans. Impaired loans include loans that are in a non-accrual status and where the Bank has reduced the principal to the value of the underlying collateral less the anticipated selling cost.

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds.   In the Level 3 category, the Company is classifying all the securities it received as redemption-in-kind from the sale of its two AMF Mutual Funds. Although these types of securities would normally be classified as a Level 1 or 2, due to the number of securities and the time the securities were received, the Company was not able to have the securities valued though its vendor’s pricing model with June data. As a result, the Company valued such securities based on the market value of the securities as of the close of business on June 18, 2008, the date that the Bank redeemed its shares in the two mutual funds.

Loans held for sale. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At June 30, 2008, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management.

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement as of
	June 30, 2008 Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Marketable securities	$34,314	$11,903	$21,155	$67,372
Total assets	$34,314	$11,903	$21,155	$67,372

Fair Value Measurement Using
Significant Other Unobservable Inputs
(Level 3)
	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
(in thousands)
Beginning Balance	$-	$-	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	149	7,747	13,259	21,155
Transfer in and/or out of Level 3	-	-	-	-
Ending Balance	$149	$7,747	$13,259	$21,155

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement as of
	June 30, 2008 Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Impaired loans	$-	$962		$962
Loans held for sale	-	696	-	696
Total assets	$-	$1,658	$-	$1,658

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements involve risks and uncertainties.  These include, but are not limited to, the following risks:   (1) changes in the performance of the financial markets,  (2) changes in the demand for and market acceptance of the Company’s products and services,  (3) changes in general economic conditions including interest rates, presence of competitors with greater financial resources, and the impact of competitive products and pricing,  (4) the effect of the Company’s policies,  (5) the continued availability of adequate funding sources,  and  (6) various legal, regulatory and litigation risks.

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and six months ended June 30, 2008 and 2007.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2007 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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

FINANCIAL CONDITION

Total assets of the Company were $718.2 million as of June 30, 2008, compared to $763.4 million as of December 31, 2007.  The $45.3 million, or 5.9%, decrease in total assets is primarily due to decreases in net loans and federal funds sold of $31.5 million and $25.7 million, respectively, which was partially offset by an increase in investment securities available for sale of $11.1 million.

Investment Securities Available for Sale

Investment securities available for sale totaled $67.4 million at June 30, 2008 compared to $56.2 million at December 31, 2007.  The increase is primarily due to the purchase of three securities totaling $31.0 million which was partially offset by a sale of a $9.8 million security and investment principal received of approximately $7.2 million which includes $2.9 million received in connection with the Bank’s previously announced mutual fund redemption.  In addition to the cash received for the mutual fund redemption, the Bank received a pro rata distribution in kind of the securities held by the mutual funds.  In aggregate, the Bank received cash of $2.9 million and 160 securities with a market-value totaling $21.3 million, of which 11 securities totaling approximately $600,000 had a rating of single “A” or less.  The redemption in kind securities received consisted of $149,000 of U.S. Treasury Notes, $7.7 million of agency mortgage-backed securities, and $13.3 million of private label mortgage-backed securities. The Bank’s redemption of its shares in the mutual funds resulted in a charge of approximately $3.6 million (pre-tax).
The charge is the difference between the total purchase price, $27.7 million, the Bank paid for the mutual funds and the market value of the cash and securities, $24.1 million, at the closed of business on June 18, 2008.

A summary of the Company’s investment securities held for sale as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
US Treasury Notes	$149	$-	$-	$149
Mortgage-Backed Securities (1)	67,719	113	(609)	67,223
Total securities available for sale	$67,868	$113	$(609)	$67,372

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$29,719	$35	$(1)	$29,753
Mutual Funds	27,719	-	(1,234)	26,485
Total securities available for sale	$57,438	$35	$(1,235)	$56,238
(1)
At June 30, 2008, mortgage-backed securities included collateralized mortgage obligations (“CMO”) with an aggregate carrying value of $36.1 million of which $17.4 million are private label issuances and $18.7 million are secured by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

Investment Securities Held for Sale by Contractual Maturity
As of June 30, 2008
	One Year		More than One		More than Five		More than Ten
	or Less		to Five Years		to Ten Years		Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Us Treasury Notes	$-	0.00%	$75	3.82%	$74	4.22%	$-	0.00%	$149	4.02%
Mortgage-Backed Securities	-	0.00%	$6	8.03%	$333	6.86%	$66,884	5.53%	$67,223	5.53%
Total securities available for sale	$-	0.00%	$81	4.13%	$407	6.38%	$66,884	5.53%	$67,372	5.53%

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

Loans

Gross loans outstanding totaled $595.8 million at June 30, 2008 compared to $626.7 million at December 31, 2007.  The decrease is primarily due to loan payoffs of $80.6 million and sales of $6.2 million of primarily multi-family loans. Partially offsetting the loan payoffs and sales were loan originations and a loan purchase totaling $77.4 million.    From time to time, management utilizes loan sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio, and net balance sheet growth.   The Bank’s pipeline of new loans at June 30, 2008 was $25.1 million.

A summary of the Company’s loan originations, loan sales and principal repayments for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Beginning balance, gross	$ 626,692	$ 607,618
Loans originated and purchased:
Real Estate:
Multi-family	25,898	151,904
Commercial real estate	27,195	18,089
One-to-four family (1)	-	3,191
Construction-Multi-family	-	2,750
Business Loans:
Commercial Owner Occupied (1)	10,872	4,024
Commercial and Industrial (1)	11,531	29,459
SBA (1)	907	7,855
Other	1,056	30
Total loans originated and purchased	77,459	217,302
Total	704,151	824,920
Less:
Principal repayments	89,862	114,347
Change in undisbursed loan funds	11,871	(11,306)
Charge-offs	412	45
Loan Sales	6,235	114,278
Transfers to Real Estate Owned	-	46
Total Gross loans	595,771	607,510
Less ending balance loans held for sale (gross)	(696)	(2,343)
Ending balance loans held for investment (gross)	$ 595,075	$ 605,167

(1) Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	June 30, 2008			December 31, 2007
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$301,762	50.65%	6.48%	$341,263	54.45%	6.77%
Commercial	164,186	27.56%	7.04%	142,134	22.68%	7.42%
Construction	2,457	0.41%	8.00%	2,048	0.33%	8.00%
Land	3,125	0.52%	14.50%	5,389	0.86%	11.95%
One-to-four family (1)	9,691	1.63%	8.94%	13,080	2.09%	8.60%
Business Loans:
Commercial Owner Occupied	63,148	10.60%	7.47%	65,919	10.52%	7.56%
Commercial and Industrial	45,236	7.59%	6.28%	50,992	8.14%	8.13%
SBA	5,344	0.89%	7.09%	5,691	0.91%	8.51%
Other Loans	822	0.14%	6.67%	176	0.03%	2.53%
Total Gross loans	$595,771	100.00%	6.82%	$626,692	100.00%	7.19%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family, commercial real estate and commercial owner occupied loan portfolio in dollar amounts as of June 30, 2008:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
1 Year and less	189	$148,910	6.984%	3.05
Over 1 Year to 3 Years	96	149,381	6.694%	25.26
Over 3 Years to 5 Years	124	153,850	6.721%	49.23
Over 5 Years to 7 Years	8	18,047	6.768%	75.85
Over 7 Years to 10 Years	23	22,373	6.921%	107.84
Fixed	40	42,117	7.059%	-
Total	480	$534,678	6.823%	157.35

* Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $5.3 million as of June 30, 2008 and $4.6 million as of December 31, 2007.   The increase in the allowance for loan losses was primarily due to increases in the Bank’s loss factors for loans.  Net nonaccrual loans and other real estate owned were $5.3 million and zero, respectively, at June 30, 2008, compared to $4.2 million and $711,000, respectively, as of December 31, 2007.  The increase in net nonaccrual loans is primarily due to one business loan and two SBA loans totaling $1.2 million.  The allowance for loan losses as a percent of nonaccrual loans decreased to 100% as of June 30, 2008 from 110% at December 31, 2007.  The ratio of nonperforming assets to total assets at June 30, 2008 was 0.74%, compared to 0.64% at December 31, 2007.

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

Given the composition of the Company’s loan portfolio, the $5.3 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2008.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$4,788	$3,863	$4,598	$3,050
ALLL Transfer In	8	-	8	-
Provision for loan losses	836	215	1,019	104

Charge-offs
Real estate:
Multi-family	-	-	-	-
Commercial	-	-	-	-
One-to-four family	(29)	-	(29)	(236)
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	(383)	-	(383)	-
Other loans	-	-	-	-
Total charge-offs	(412)	-	(412)	(236)
Recoveries
Real estate:
Multi-family	-	-	-	-
Commercial real estate	-	-	-	-
One-to-four family	42	10	46	47
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	1	-	1	-
Other loans	4	2	7	2
Total recoveries	47	12	54	49
Net recoveries (charge-offs)	(365)	12	(358)	(187)
Balance, end of period	$5,267	$4,090	$5,267	$2,967

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $5.3 million at June 30, 2008 and $4.9 million as of December 31, 2007, or 0.74% and 0.64% of total assets, respectively.  The increase in nonperforming assets is primarily due to one business loan and two SBA loans totaling $1.2 million. The business loan is partially secured by real estate and all the assets of the business while the two SBA loans are secured with the receivables of the business.

	At June 30,	At December 31,
	2008	2007
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	$432	$284
Multi-family	-	-
Commercial	3,125	3,125
Business loans:
Commercial owner occupied	-	-
Commercial and industrial	606	-
SBA	1,125	784
Other loans	-	-
Total nonaccrual loans	5,288	4,193
Specific allowance	-	-
Total nonperforming loans, net	5,288	4,193
Foreclosed real estate owned ("OREO")	-	711
Total nonperforming assets, net (1)	$5,288	$4,904

Restructured Loans	$-	$-

Allowance for loan losses as a percent of gross loans receivable (2)	0.88%	0.73%

Allowance for loan losses as a percent of total nonperforming loans, gross	99.60%	109.66%

Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.89%	0.67%

Nonperforming assets, net of specific allowances, as a percent of total assets	0.74%	0.64%

(1)
Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans consisted of all loans 90 days or more past due and loans that are less than 90 days and are classified as non-accruing.

(2)	Gross loans include loans receivable that are held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $702.7 million at December 31, 2007 to $659.3 million at June 30, 2008.  The decrease is primarily due to a decrease in borrowings of $62.2 million which was partially offset by an increase in total deposits of $20.3 million during the six months ended June 30, 2008.

The Company had $235.8 million in FHLB advances and other borrowings as of June 30, 2008, compared to $298.0 million in such borrowings at December 31, 2007.  Advances from the FHLB are collateralized by pledges of certain real estate loans with an aggregate principal balance of $437.6 million at June 30, 2008.  The Bank may borrow up to 45% of its assets under the FHLB line.  As of June 30, 2008, the maximum amount that the Bank may borrow through the FHLB was $344.4 million, based on the Bank’s assets as of March 31, 2008.  The total cost of the Company’s borrowings for the six month period ending June 30, 2008 was 4.26%, a decrease of 96 basis points compared to the same period in 2007.

The Corporation had $10.3 million of subordinated debentures as of June 30, 2008 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the three months ending June 30, 2008 was 5.47%, compared to 7.95% for the same period in 2007.

Total deposits were $407.0 million as of June 30, 2008, compared to $386.7 million at December 31, 2007, an annualized increase of 10.5%.   The increase in deposits was comprised of increases of $9.7 million in transaction accounts and $21.5 million in retail certificate of deposits, which were partially offset by a decrease in broker certificates of deposits of $11.0 million. The cost of deposits as of June 30, 2008 was 3.24%, compared to 4.30% at December 31, 2007.

 During the three months ended June 30, 2008, our cost of funds was 3.70%, a decrease of 98 basis points compared to the same period in 2007.

Total stockholders’ equity was $58.8 million as of June 30, 2008, compared to $60.7 million at December 31, 2007, a decrease of $1.9 million.   The decrease in equity is primarily due to the repurchase and retirement of 259,704 shares of common stock at a cost $2.1 million, or at an average cost of $7.96 per share

RESULTS OF OPERATIONS

Highlights for the three and six months ended June 30, 2008 and 2007

The Company recorded a second quarter net loss of $1.2 million, or $0.25 per diluted share, compared to net income of $1.2 million, or $0.18 per diluted share, for the second quarter of 2007.  The net loss for the six months ended June 30, 2008 was $398,000, or $0.08 per diluted share, compared to net income of $2.1 million, or $0.32 per diluted share in the comparable prior period.  The net loss is the result of a previously disclosed one-time non-cash charge of $3.6 million (pre-tax) associated with the termination of a mutual fund investment held by the Bank.  Excluding this one-time charge, the Company would have recorded net income of $894,000, or $0.14 per diluted share, for the second quarter of 2008 and $1.7 million, or $0.28 per diluted share, for the six-month period ending June 30, 2008.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of June 30, 2008, outstanding.  See “Item 1.  Financial Statements-Note 6 – Earnings (Loss) Per Share”.

Return on average assets (ROAA) for the three and six months ended June 30, 2008 was (0.67%) and (0.11%), respectively, compared to 0.65% and 0.59% for the same periods in 2007, respectively.  The Company's return on average equity (ROAE) for the three and six months ended June 30, 2008 was (8.41%) and (1.33%), respectively, compared to 7.75% and 7.09%, for the three and six months ended June 30, 2007, respectively.  The Company’s basic and diluted book value per share increased to $12.00 and $9.81, respectively, at June 30, 2008, reflecting an annualized increase of 2.4% and 3.9%, respectively, from December 31, 2007.  The increase is primarily due to the repurchase and retirement of the Company stock at a cost below our book value during the first quarter of 2008.  Options whose exercise price exceeds the closing market price as of June 30, 2008 are excluded from the diluted book value calculation.

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

For the three and six months ended June 30, 2008, net interest income was $5.3 million and $10.1 million, respectively, compared to $4.5 million and $9.0 million for the same periods a year earlier, respectively.  The increase is predominately attributable to a 17.8% and 12.3% decrease in interest expense for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. For the three months ended June 30, 2008, interest expense totaled $6.2 million compared to $7.6 million for the same period in 2007.  For the six months ended June 30, 2008, interested expense totaled $13.3 million compared to $15.2 million for the same period in 2007.   The reduction in interest expense for the 2008 periods was primarily due to decreases in deposit expense and borrowing costs associated with the Bank’s Federal Home Loan Bank (“FHLB”) and other borrowings of 98 basis points and 72 basis points, respectively, over the prior year periods.  Partially offsetting the decrease in interest expense was a decrease in interest income for the three and six months ended June 30, 2008 of $552,000 and $730,000, respectively, compared to the same periods in the prior year.  The decrease in interest income was primarily attributable to the repricing of our adjustable rate loans downward. Our weighted average loan yield for the quarter ended June 30, 2008 was 6.83%, a decrease of 54 basis points from 7.37% for the same period a year earlier.

The net interest margin for the three and six months ended June 30, 2008 was 3.01% and 2.86%, respectively, compared to 2.69% and 2.65 for the same periods a year ago%, respectively.  The increases were primarily attributable to decreases in the average cost of liabilities of 98 basis points and 72 basis points for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, which was partially offset by a decrease in the average loan yield of 60 basis points and 45 basis points for the three and six months ended June 30, 2008, respectively.  The decreases are attributable to the Federal Reserve interest rate cuts and their affects on the repricing of the Bank’s adjustable loan portfolio, maturing deposits, and short-term borrowings.  The Bank has $50.0 million in short-term FHLB advances, $108.1 million of certificate of deposits, and $68.6 million of loans that reprice in the next quarter.

The following table set forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2008 and 2007.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$6,761	$12	0.71%	$381	$19	19.95%
Federal funds sold	507	3	2.37%	1,212	16	5.13%
Investment securities	98,593	1,265	5.13%	76,752	996	5.19%
Loans receivable	600,711	10,252	6.83%	594,679	11,053	7.43%
Total interest-earning assets	706,572	11,532	6.53%	673,024	12,084	7.18%
Non-interest-earning assets	32,691			39,091
Total assets	$739,263			$712,115
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$103,083	$380	1.47%	$94,031	$459	1.95%
Retail certificates of deposit	267,992	2,748	4.10%	232,194	2,920	5.03%
Wholesale/brokered certificates of deposit	35,354	355	4.02%	26,626	352	5.29%
Total interest-bearing deposits	406,429	3,483	3.43%	352,851	3,731	4.23%
Borrowings	255,180	2,592	4.06%	283,163	3,625	5.12%
Subordinated debentures	10,310	141	5.47%	10,310	205	7.95%
Total borrowings	265,490	2,733	4.12%	293,473	3,830	5.22%
Total interest-bearing liabilities	671,919	6,216	3.70%	646,324	7,561	4.68%
Non-interest-bearing liabilities	8,156			5,864
Total liabilities	680,075			652,188
Equity	59,188			59,927
Total liabilities and equity	$739,263			$712,115
Net interest income		$5,316			$4,523
Net interest rate spread			2.83%			2.50%
Net interest margin			3.01%			2.69%
Ratio of interest-earning assets to interest-bearing liabilities			105.16%			104.13%

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	(dollars in thousands, unaudited)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$7,241	$23	0.64%	$433	$41	18.94%
Federal funds sold	722	10	0.00%	1,904	49	5.11%
Investment securities	87,559	2,254	5.15%	76,626	1,986	5.18%
Loans receivable	613,394	21,190	6.91%	601,537	22,132	7.36%
Total interest-earning assets	708,916	23,477	6.62%	680,500	24,208	7.11%
Non-interest-earning assets	32,404			39,216
Total assets	$741,320			$719,716
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$100,119	$819	1.64%	$95,133	$886	1.86%
Retail certificates of deposit	262,243	6,108	4.66%	227,636	5,682	4.99%
Wholesale/brokered certificates of deposit	36,827	561	3.05%	24,400	635	5.20%
Total interest-bearing deposits	399,189	7,488	3.75%	347,169	7,203	4.15%
Borrowings	264,044	5,529	4.19%	296,350	7,595	5.13%
Subordinated debentures	10,310	319	6.19%	10,310	409	7.93%
Total borrowings	274,354	5,848	4.26%	306,660	8,004	5.22%
Total interest-bearing liabilities	673,543	13,336	3.96%	653,829	15,207	4.65%
Non-interest-bearing liabilities	7,997			6,462
Total liabilities	681,540			660,291
Equity	59,780			59,425
Total liabilities and equity	$741,320			$719,716
Net interest income		$10,141			$9,001
Net interest rate spread			2.66%			2.46%
Net interest margin			2.86%			2.65%
Ratio of interest-earning assets to interest-bearing liabilities			105.25%			104.08%

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

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared to			Compared to
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$132	$(139)	$(7)	$132	$(150)	$(18)
Federal funds sold	(7)	(6)	(13)	(22)	(17)	(39)
Investment securities	345	(76)	269	307	(39)	268
Loans receivable, net	710	(1,511)	(801)	1,089	(2,031)	(942)
Total interest-earning assets	$1,180	$(1,732)	$(552)	1,507	(2,238)	(731)

Interest-bearing liabilities:
Transaction accounts	$231	$(309)	$(78)	$110	$(179)	$(69)
Retail certificates of deposit	1,883	(2,054)	(171)	1,352	(926)	426
Wholesale/brokered certificates of deposit	391	(387)	4	540	(614)	(74)
Borrowings	(334)	(699)	(1,033)	(771)	(1,295)	(2,066)
Subordinated debentures	-	(64)	(64)	-	(90)	(90)
Total interest-bearing liabilities	$2,171	$(3,513)	$(1,342)	1,230	(3,103)	(1,873)
Change in net interest income	$(991)	$1,781	$790	$277	$865	$1,142

Provision for Loan Losses

The Bank’s provision for loan losses was $836,000 and $1.0 million for the three and six months ended June 30, 2008, respectively, compared to $215,000 and $514,000 for the same periods in 2007, respectively,.  The increase in the provision for the three and six months ended June 30, 2008 is primarily due to a partial charge-off in the second quarter of 2008 on a business loan totaling $375,000 and increases in the Bank’s loss reserve factors due to the unfavorable business climate. Net charge-offs in the second quarter of 2008 were $365,000 compared to net recoveries of $12,000 for the same period in 2007. The increase in the Bank’s loss reserve factors is due to management’s expectation that, with the weakening economy, our borrowers and/or the collateral securing our loans could be adversely impacted. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

 Noninterest income for the three and six months ended June 30, 2008 was a loss of $2.8 million and $2.1 million, respectively, compared to income of $1.9 million and $3.6 million for the same periods ended June 30, 2007, respectively.  The decrease was primarily due to a one-time non-cash charge of $3.6 million (pre-tax) associated with the termination of a mutual fund investment held by the Bank.  Excluding this one-time charge, noninterest income would have been $865,000 and $1.6 million for the three and six months ended June 30, 2008, respectively, which is $969,000 and $2.0 million lower than the same periods in 2007, respectively.  The Company’s noninterest income for the three and six months ended June 30, 2007 included loan sales that generated gains of $1.0 million and $2.1 million, respectively.  The decrease in loan sales was anticipated and the Bank has taken steps in past quarters to lower its cost structure by reducing staff and lowering other expenses.

Noninterest Expense

Noninterest expenses were $4.0 million and $8.0 million for the three and six months ended June 30, 2008, respectively, compared to $4.3 million and $8.7 million for the same periods ended June 30, 2007, respectively.  The decrease in noninterest expense for the three and six months ended June 30, 2008 were the result of decreases in compensation and benefits and legal and audit expense of $423,000 and $23,000 for the three months, respectively, and $669,000 and $222,000 for the six months, respectively. Partially offsetting these decreases was an increase in other expense for the three and six months ending June 30, 2008 of $180,000 and $195,000, respectively, compared to the same periods in the prior year.  The decrease in compensation and benefits for the quarter is attributable to management’s staff reductions, which occurred during the fourth quarter of 2007 and in the first quarter of 2008. The number of employees with the Bank at June 30, 2008 was 91 compared to 114 at June 30, 2007. The decrease in legal and audit expense is primarily due to a lawsuit that was settled in June 2007 that cost the Bank a total of $250,000 in legal and settlement fees during the first six months of 2007 with no such expense in 2008.

Provision for Income Taxes

The Company had a tax benefit for the three and six months ended June 30, 2008 of $1.0 million and $536,000, respectively.  For the same periods in 2007, the Company had a tax provision of $698,000 and $1.2 million, respectively. At June 30, 2008, the Company’s effective tax rate for the most recent three and six months periods was 44.5% and 57.0%, respectively, compared to 37.5% and 37.1% for the same periods in the prior year, respectively. There has been no change from the prior periods in the Company’s base tax rates of 10.8% and 34.0% for state and federal income tax, respectively, but rather the effect of the state’s tax exempt income totaling approximately $1.1 million on lesser amount of income is causing the increase in 2008’s effective tax rates. The Company’s valuation allowance for deferred taxes was zero at June 30, 2008, as the deferred tax assets based on management’s analysis were determined, more likely than not, to be realized.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 13.73% and 10.44% for the quarters ended June 30, 2008 and 2007, respectively.

The Company’s cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $2.3 million for the six months ended June 30, 2008, compared to net cash used in operating activities of $296,000 for the six months ended June 30, 2007.  Net cash provided by investing activities was $17.9 million for the six months ended June 30, 2008, compared to net cash provided by investing activities of $4.9 million for the six months ended June 30, 2007.  Net cash used in financing activities was $44.0 million for the six months ended June 30, 2008, compared to net cash used in financing activities of $13.4 million for the six months ended June 30, 2007.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2008, cash and cash equivalents totaled $10.4 million and the market-value of the Bank’s investments in mortgage-backed securities totaled $67.4 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facility with Salomon Brothers, and loan sales.

As of June 30, 2008, the Bank had commitments to extend credit of $24.4 million as compared to $20.9 million at December 31, 2007.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2008 compared to the period ended December 31, 2007 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc. for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, for such year.

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

The table in “Item 1. Financial Statements - Note 3 - Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of June 30, 2008, the Bank met the capital ratios required to be considered well capitalized.

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

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 28, 2008, the Company held its Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.	Election of the following directors to terms expiring in 2010:

	Affirmative	Votes
	Votes	Withheld

Kenneth A. Boudreau	2,190,525	358,340
Michael L. Mckennon	2,146,144	402,721
Ronald G. Skipper	2,190,125	358,740

2.	Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2008:

Affirmative	Votes	Votes
Votes	Against	Abstain

2,547,885	980	-

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

PACIFIC PREMIER BANCORP, INC.,

August 14, 2008	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 14, 2008	/s/ John Shindler
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