Form 10-Q
period 2008-11-14
PACIFIC PREMIER BANCORP INC
filed 2008-11-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant's common stock as of September 30, 2008 was 4,903,784.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$7,187	$8,307
Federal funds sold	2,325	25,714
Cash and cash equivalents	9,512	34,021
Investment securities available for sale	60,084	56,238
FHLB Stock/Federal Reserve Stock, at cost	14,203	16,804
Loans:
Loans held for sale, net	682	749
Loans held for investment, net of allowance of $5,867 (2008) and $4,598 (200)	639,461	622,114
Accrued interest receivable	3,813	3,995
Other real estate owned	26	711
Premises and equipment	9,298	9,470
Current income taxes	-	524
Deferred income taxes	9,320	6,754
Bank owned life insurance	11,263	10,869
Other assets	935	1,171
Total Assets	$758,597	$763,420

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposit accounts
Noninterest bearing	$28,403	$25,322
Interest bearing:
Transaction accounts	59,747	63,989
Retail certificates of deposit	303,047	257,515
Wholesale/brokered certificates of deposit	30,757	39,909
Total Deposits	421,954	386,735
Borrowings	261,500	297,965
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,817	7,660
Total Liabilities	$700,581	$702,670

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 4,903,784 (2008) and 5,163,488 (2007) shares issued and outstanding	$49	$53
Additional paid-in capital	64,548	66,417
Accumulated deficit	(4,409)	(5,012)
Accumulated other comprehensive loss, net of tax of $1,518 (2008) and $494 (2007)	(2,172)	(708)
Total Stockholders’ Equity	$58,016	$60,750

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,597	$763,420

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
INTEREST INCOME:
Loans	$10,444	$11,758	$31,633	$33,890
Other interest-earning assets	1,126	1,050	3,413	3,125
Total interest income	11,570	12,808	35,046	37,015

INTEREST EXPENSE:
Interest on transaction accounts	352	452	1,168	1,338
Interest on certificates of deposit	3,008	3,703	9,676	10,020
Total deposit interest expense	3,360	4,155	10,844	11,358
Other borrowings	2,517	3,730	8,046	11,324
Subordinated debentures	143	208	463	617
Total interest expense	6,020	8,093	19,353	23,299

NET INTEREST INCOME	5,550	4,715	15,693	13,716

PROVISION FOR LOAN LOSSES	664	403	1,683	917

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,886	4,312	14,010	12,799

NONINTEREST INCOME:
Loan servicing fee income	231	167	833	856
Bank and other fee income	155	155	424	463
Net gain from loan sales	-	970	92	3,034
Net gain (loss) from sale of investment securities	45	-	(3,586)	-
Other income	216	227	810	766
Total noninterest (loss) income	647	1,519	(1,427)	5,119

NONINTEREST EXPENSE:
Compensation and benefits	2,223	2,716	6,862	8,029
Premises and occupancy	632	601	1,832	1,809
Data processing	114	137	405	384
Net loss on foreclosed real estate	54	35	73	59
Legal and audit	144	147	465	702
Marketing expense	221	220	494	566
Office and postage expense	53	95	247	299
Other expense	510	455	1,558	1,295
Total noninterest expense	3,951	4,406	11,936	13,143

INCOME BEFORE INCOME TAXES	1,582	1,425	647	4,775
PROVISION FOR INCOME TAXES	581	574	45	1,818
NET INCOME	$1,001	$851	$602	$2,957

INCOME PER SHARE:
Basic income per share	$0.20	$0.16	$0.12	$0.57
Diluted income per share	$0.16	$0.13	$0.10	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,903,784	5,163,488	4,963,385	5,197,737
Diluted	6,143,646	6,491,760	6,248,787	6,554,247

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Net income	-	-	-	2,957	-	$2,957	2,957
Unrealized loss on investments, net of tax of $(101)	-	-	-	-	(145)	(145)	(145)
Total comprehensive income						$2,812
Common stock repurchased and retired	(100,000)	(3)	(1,090)				(1,093)
Restricted stock vested		1	(1)				-
Share-based compensation expense			156				156
Balance at September 30, 2007	5,163,488	$52	$66,371	$(5,674)	$(836)		$59,913

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,011)	$(708)		$60,751
Net income	-	-	-	602	-	602	602
Unrealized gain on investments, net of tax of ($1,024)	-	-	-	-	(1,464)	(1,464)	(1,464)
Total comprehensive income						$(862)
Share-based compensation expense			196				196
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at September 30, 2008	4,903,784	$49	$64,548	$(4,409)	$(2,172)		$58,016

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602	$2,957
Adjustments to net income:
Depreciation expense	703	599
Provision for loan losses	1,683	917
Share-based compensation	202	156
Gain (loss) on sale and disposal of premises and equipment	3	(200)
Loss on sale, provision, and write-down of foreclosed real estate	57	95
Net unrealized loss (gain) and amortization on investment securities	2,428	(18)
Gain on sale of loans held for sale	(25)	-
Loss on sale of investment securities available for sale	3,586	-
Gain on sale of loans held for investment	(67)	(3,034)
Purchase and origination of loans held for sale	(408)	(2,181)
Proceeds from the sales of, and principal payments from, loans held for sale	500	825
(Increase) decrease in current and deferred income tax receivable	(2,042)	107
(Decrease) increase in accrued expenses and other liabilities	(843)	955
Federal Home Loan Bank stock dividend	(649)	(611)
Income from bank owned life insurance	(394)	(394)
Decrease in accrued interest receivable and other assets	418	289
Net cash provided by operating activities	5,754	462

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	129,146	319,845
Purchase, origination and advances of loans held for investment	(149,660)	(337,423)
Principal payments on securities available for sale	9,362	4,629
Proceeds from sale of foreclosed real estate	710	69
Purchase of securities available for sale	(33,401)	(39,980)
Proceeds from sale or maturity of securities available for sale	14,179	-
Proceeds from sale of equipment	20	200
Increase in premises and equipment	(554)	(1,623)
Redemption (purchase) of FHLB and FRB stock	3,250	(663)
Net cash used in investing activities	(26,948)	(54,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	35,219	50,602
(Repayment of) proceeds from FHLB advances	(64,965)	10,400
Proceeds from (repayment of) other borrowings	28,500	(15,606)
Repurchase of common stock	(2,069)	(1,093)
Net cash (used in) provided by financing activities	(3,315)	44,303

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,509)	(10,181)
CASH AND CASH EQUIVALENTS, beginning of period	34,021	17,040
CASH AND CASH EQUIVALENTS, end of period	$9,512	$6,859

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$15,916	$23,498
Income taxes paid	$2,765	$1,775
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$122	$125
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$82	$46

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2008 and 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2008.

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

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2008 (Unaudited)
Total Capital (to risk-weighted assets)
Bank	$70,660	11.34%	$49,848	8.00%	$62,310	10.00%
Consolidated	71,479	11.38%	50,229	8.00%	62,786	10.00%

Tier 1 Capital (to adjusted tangible assets)
Bank	64,793	8.96%	28,935	4.00%	36,169	5.00%
Consolidated	65,612	9.02%	29,102	4.00%	36,378	5.00%

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,793	10.40%	24,924	4.00%	37,386	6.00%
Consolidated	65,612	10.45%	25,115	4.00%	37,672	6.00%

At December 31, 2007
Total Capital (to risk-weighted assets)
Bank	$69,873	11.44%	$48,874	8.00%	$61,093	10.00%
Consolidated	70,595	11.56%	48,855	8.00%	61,068	10.00%

Tier 1 Capital (to adjusted tangible assets)
Bank	65,275	8.81%	29,639	4.00%	37,049	5.00%
Consolidated	65,997	8.90%	29,662	4.00%	37,077	5.00%

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,275	10.68%	24,437	4.00%	36,656	6.00%
Consolidated	65,997	10.81%	24,421	4.00%	36,631	6.00%

Note 4 – Borrowings

At September 30, 2008, total borrowings of the Company amounted to $271.8 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term and overnight borrowings of $195.0 million and $38.0 million, respectively, $10.3 million Trust Preferred Securities at 5.54%, and three inverse putable reverse repurchase agreements totaling $28.5 million at a average rate of 1.93% secured by approximately $32.5 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal National Mortgage Association.  The Bank’s $233.0 million in FHLB advances had a weighted average interest rate of 4.12% and the term advances had a weighted average maturity of 0.87 year as of September 30, 2008.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $531.4 million.  As of September 30, 2008, the Bank was able to borrow up to 45% of its total assets as of June 30, 2008 under the line, which amounted to $320.9 million, a decrease of $27.5 million from the year ended December 31, 2007.  FHLB advances consisted of the following as of September 30, 2008:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$58,000	24.89%	1.67%
Over one month to three months	37,000	15.88%	4.97%
Over three months to six months	-	0.00%	0.00%
Over six months to one year	-	0.00%	0.00%
Over one year	138,000	59.23%	4.92%
Total FHLB advances	$233,000	100.00%	4.12%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 5.54% per annum as of September 30, 2008.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants by the weighted average number of common shares and common stock equivalents outstanding for the period. Stock options totaling 410,893 and 510,542 shares for the three and nine months ended September 30, 2008, respectively and  161,862 and 190,110 shares for the three and nine months ended September 30, 2007, respectively, were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

    During the quarter ended September 30, 2008, the Company issued 135,500 options that vest over three years with a strike price of $5.01 to the Company’s directors and various employees pursuant to the Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan.  The estimated cost of the options using the Black-Scholes model as of the grant date is $380,530 which is to be amortized over 36 months at $9,513 per month.

The table below set forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,
	2008			2007
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net Earnings	$1,001			$851
Basic EPS Earnings available to common stockholders	1,001	4,903,784	$0.20	851	5,163,488	$0.16
Effect of Warrants and dilutive stock options	-	1,239,862		-	1,328,272
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$1,001	6,143,646	$0.16	$851	6,491,760	$0.13

	For the Nine Months Ended September 30,
	2008			2007
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(dollars in thousands)
Net Earnings	$602			$2,957
Basic EPS Earnings available to common stockholders	$602	4,963,385	$0.12	$2,957	5,197,737	$0.57
Effect of Warrants and dilutive stock options	-	1,285,402		-	1,356,510
Diluted EPS Earnings Available to common stockholders plus assumed conversions	$602	6,248,787	$0.10	$2,957	6,554,247	$0.45

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

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds. Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying all the securities that our pricing service vendor cannot price due to lack of trade activity in these securities.

Loans held for sale. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At September 30, 2008, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement as of
	September 30, 2008 Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	As of September 30, 2008
	(in thousands)
Assets
Marketable securities	$38,476	$18,913	$2,695	$60,084
Total assets	$38,476	$18,913	$2,695	$60,084

	Fair Value Measurement Using
	Significant Other Unobservable Inputs
	(Level 3)
	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
	(in thousands)
Beginning Balance	$149	$7,747	$13,259	$21,155
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfer in and/or out of Level 3	(149)	(7,747)	(10,564)	(18,460)
Ending Balance	$-	$-	$2,695	$2,695

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement as of
	September 30, 2008 Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	As of September 30, 2008
	(in thousands)
Assets
Impaired loans	$-	$-	$-	$-
Loans held for sale	-	682	-	682
Total assets	$-	$682	$-	$682

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three and nine months ended September 30, 2008 and 2007.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2007 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008.

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

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and in March 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve.  As of September 30, 2008, the Bank’s deposit accounts were insured up to the $100,000 maximum amount, except for retirement accounts which were insured up to the $250,000 maximum allowable under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the FDIC.  On October 3, 2008, the maximum deposit insurance coverage allowable under federal law increased from $100,000 to $250,000 per account, which expires at the end of 2009.

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

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

In response to the financial crises affecting the banking system and financial markets, Congress passed, and President Bush signed, the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  Pursuant to the EESA, the U.S. Department of Treasury (“Treasury”) was granted the authority to, among others, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”), under which it will purchase equity stakes in a wide variety of banks and thrifts.  Pursuant to the Capital Purchase Program, Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  The exercise price on the warrants would be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-day trading day trailing average.  Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the Capital Purchase Program. The Company is currently evaluating its participation in the Capital Purchase Program.

Additionally, on October 14, 2008, Treasury triggered the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (“TLGP”). Coverage under the TLGP is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum surcharge for non-interest bearing transaction deposits in excess of $250,000 per account.  The Company is currently evaluating its participation in the TLGP.

It is presently unclear what impact the EESA, the Capital Purchase Program, the TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse impact on the Company and its business.

In October 2008, the FDIC announced its intention to seek an increase in deposit insurance premiums that, beginning in 2009, would effectively double the average insurance premiums paid by depository institutions, such as the Bank, to ensure that the deposit insurance fund can adequately cover projected losses from future bank failures.  At this time, the Company cannot provide any assurance as to the amount of any projected increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

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

FINANCIAL CONDITION

Total assets of the Company were $758.6 million as of September 30, 2008, compared to $763.4 million as of December 31, 2007.  The $4.8 million, or 0.63%, decrease in total assets is primarily due to a decrease in federal funds sold of $23.4 million, partially offset by increases in net loans and investment securities available for sale of $17.3 million and $3.9 million, respectively.

Investment Securities Available for Sale

Investment securities available for sale totaled $60.1 million at September 30, 2008 compared to $56.2 million at December 31, 2007.  The increase is primarily due to the purchase of securities totaling $33.4 million which was partially offset by sale of securities totaling $14.2 million and investment principal received of approximately $9.4 million.  The investment securities consist of $152,000 in US Treasuries, $38.8 million in government sponsor entities (“GSE”) mortgage backed securities, and $21.3 million of private label mortgage backed securities. Twelve of the private label securities totaling $337,000 are rated below investment grade, which is a rating of “BB” or less. In addition, $32.5 million of the GSE securities have been pledged as collateral for the Bank’s $28.5 million of reverse repurchase agreements.

A summary of the Company’s investment securities held for sale as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
US Treasury Notes	$148	$4	$-	$152
Mortgage-Backed Securities (1)	63,626	165	(3,859)	59,932
Total securities available for sale	$63,774	$169	$(3,859)	$60,084

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Market Value
	(in thousands)
Securities Available for Sale:
Mortgage-Backed Securities	$29,719	$35	$(1)	$29,753
Mutual Funds	27,719	-	(1,234)	26,485
Total securities available for sale	$57,438	$35	$(1,235)	$56,238

(1)
At September 30, 2008, mortgage-backed securities included collateralized mortgage obligations (“CMO”) with an aggregate carrying value of $27.6 million of which $13.8 million are private label issuances and $13.8 million are secured by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association.

	Investment Securities Held for Sale by Contractual Maturity as of September 30, 2008
	One Year		More than One		More than Five		More than Ten
	or Less		to Five Years		to Ten Years		Years		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
US Treasury Notes	$-	0.00%	$76	3.53%	$76	4.15%	$-	0.00%	$152	3.84%
Mortgage-Backed Securities	-	0.00%	$4	4.77%	$22,808	5.19%	$37,120	6.14%	$59,932	5.78%
Total securities available for sale	$-	0.00%	$80	3.59%	$22,884	5.18%	$37,120	6.14%	$60,084	5.77%

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

Loans

Gross loans outstanding totaled $645.3 million at September 30, 2008 compared to $626.7 million at December 31, 2007.  The increase is primarily due to loan originations and loan purchases of $88.4 million and $67.6 million, respectively, during the period ending September 30, 2008.  Partially offsetting the loan originations and loan purchases were loan payoffs and a loan sale, consisting primarily of multi-family loans, of $106.0 million and $6.2 million, respectively. From time to time, management utilizes loan sales or purchases to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio, and net balance sheet growth.

A summary of the Company’s loan originations, loan purchases, loan sales and principal repayments for the nine months ended September 30, 2008 and 2007 are as follows:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Beginning balance, gross	$626,692	$607,618
Loans originated and purchased:
Real Estate:
Multi-family	32,458	248,011
Commercial real estate	53,807	21,751
One-to-four family (1)	-	3,191
Construction-Multi-family	-	-
Business Loans:
Commercial Owner Occupied (1)	51,273	13,111
Commercial and Industrial (1)	16,386	30,430
SBA (1)	907	12,841
Other	1,193	2,780
Total loans originated and purchased	156,024	332,115
Total	782,716	939,733
Less:
Principal repayments	123,851	133,119
Change in undisbursed loan funds	5,956	(7,489)
Charge-offs	582	101
Loan Sales	6,235	184,176
Transfers to Real Estate Owned	82	46
Total Gross loans	646,010	629,780
Less ending balance loans held for sale (gross)	(682)	(2,134)
Ending balance loans held for investment (gross)	$645,328	$627,646

(1) Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	September 30, 2008			December 31, 2007
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$301,247	46.63%	6.37%	$341,263	54.44%	6.77%
Commercial	169,317	26.21%	7.05%	142,134	22.67%	7.42%
Construction	2,661	0.41%	8.00%	2,048	0.33%	8.00%
Land	3,125	0.48%	14.50%	5,389	0.86%	11.95%
One-to-four family (1)	10,071	1.56%	8.86%	13,080	2.09%	8.60%
Business Loans:
Commercial Owner Occupied	112,280	17.38%	7.13%	57,614	9.19%	7.56%
Commercial and Industrial	38,169	5.91%	6.98%	50,993	8.13%	8.13%
SBA	5,135	0.78%	7.16%	14,264	2.28%	8.51%
Other Loans	4,005	0.62%	4.59%	64	0.01%	2.53%
Total Gross loans	$646,010	100.00%	6.80%	$626,849	100.00%	7.19%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family, commercial real estate and commercial owner occupied loan portfolio in dollar amounts as of September 30, 2008:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
1 Year and less (1)	204	$156,035	6.734%	3.47
Over 1 Year to 3 Years	111	162,827	6.757%	25.12
Over 3 Years to 5 Years	133	163,070	6.705%	48.87
Over 5 Years to 7 Years	11	22,632	6.725%	74.70
Over 7 Years to 10 Years	23	23,502	7.030%	103.98
Fixed	54	60,565	6.909%	-
Total	536	$588,630	6.762%	207.96

(1) Included three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $5.9 million as of September 30, 2008 and $4.6 million as of December 31, 2007.   The increase in the allowance for loan losses was primarily due to increases in the Bank’s loss factors for loans.  Net nonaccrual loans and other real estate owned were $4.5 million and $26,000, respectively, at September 30, 2008, compared to $4.2 million and $711,000, respectively, as of December 31, 2007.  The allowance for loan losses as a percent of nonaccrual loans increased to 129% as of September 30, 2008 from 110% at December 31, 2007.  The ratio of nonperforming assets to total assets at September 30, 2008 was 0.60%, compared to 0.64% at December 31, 2007.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance.  The formula allowance is calculated by applying loss factors to all loans held for investment.  The loss factors for each segment of the loan portfolio, except for loans secured by single family residences originated prior to 2002, are derived by using the average of the last 10 years and 15 years historical charge-off rates by loan types for commercial banks and savings institutions headquartered in the state of California as collected by the FDIC as the base rate.  Then the average is adjusted for the following internal and external risk factors:

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

Given the composition of the Company’s loan portfolio, the $5.9 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at September 30, 2008.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Balance, beginning of period	$5,267	$4,090	$4,598	$3,543
ALLL Transfer In *	-	-	8	-
Provision for loan losses	664	403	1,683	917

Charge-offs
Real estate:
Multi-family	-	-	-	-
Commercial	-	-	-	-
One-to-four family	(48)	(56)	(77)	(101)
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	(122)	-	(505)	-
Other loans	-	-	-	-
Total charge-offs	(170)	(56)	(582)	(101)
Recoveries
Real estate:
Multi-family	-	-	-	-
Commercial real estate	103	-	103	-
One-to-four family	1	10	48	86
Business Loans:
Commercial Owner Occupied	-	-	-	-
Commercial and Industrial	-	-	-	-
SBA loans	(2)	-	(2)	-
Other loans	4	-	11	2
Total recoveries	106	10	160	88
Net charge-offs	(64)	(46)	(422)	(13)
Balance, end of period	$5,867	$4,447	$5,867	$4,447
* Note: Represents the addition of valuation reservers for overdrafts that wer previously held outside of the General Allowance.

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $4.6 million at September 30, 2008 and $4.9 million as of December 31, 2007, or 0.60% and 0.64% of total assets, respectively.  The decrease in nonperforming assets is primarily due to a reduction in other real estate owned, which was partially offset by an increase in non-performing SBA loans during the period ending September 30, 2008.

	At September 30,	At December 31,
	2008	2007
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	$411	$284
Multi-family	-	-
Commercial	3,125	3,125
Business loans:
Commercial owner occupied	-	-
Commercial and industrial	-	-
SBA	1,001	784
Other loans	-	-
Total nonaccrual loans	4,537	4,193
Foreclosed real estate owned ("OREO")	26	711
Total nonperforming assets (1)	$4,563	$4,904

Restructured Loans	$-	$-

Allowance for loan losses as a percent of
gross loans receivable (2)	0.91%	0.73%

Allowance for loan losses as a percent of
total nonperforming loans, gross	129.31%	109.66%

Nonperforming loans as a
percent of gross loans receivable	0.70%	0.67%

Nonperforming assets as a
percent of total assets	0.60%	0.64%

(1)	Nonperforming assets consist of nonperforming loans and OREO. Nonperforming loans include all loans 90 days or more past due and loans that are less than 90 days and are classified as non-accruing.
(2)	Gross loans include loans receivable that are held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $702.7 million at December 31, 2007 to $700.6 million at September 30, 2008.  The decrease is primarily due to a decrease in borrowings of $36.5 million which was partially offset by an increase in total deposits of $35.2 million during the nine months ended September 30, 2008.

    The Company had $261.5 million in borrowings as of September 30, 2008, compared to $298.0 million in such borrowings at December 31, 2007.  Borrowings consist primarily of advances from the FHLB which are collateralized by pledges of certain real estate loans with an aggregate principal balance of $531.4 million at September 30, 2008. See "Note 4 –Borrowings" above. The Bank may borrow up to 45% of its assets under the FHLB line.  As of September 30, 2008, the maximum amount that the Bank may borrow through the FHLB was $320.9 million, based on the Bank’s assets as of June 30, 2008.  The total cost of the Company’s borrowings for the nine month period ending September 30, 2008 was 4.26%, a decrease of 95 basis points compared to the same period in 2007.
The Corporation had $10.3 million of subordinated debentures as of September 30, 2008 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the nine months ending September 30, 2008 was 5.99%, compared to 7.98% for the same period in 2007.

Total deposits were $422.0 million as of September 30, 2008, compared to $386.7 million at December 31, 2007, an annualized increase of 12.1%.   The increase in deposits was comprised of an increase of $45.5 million in retail certificate of deposits, which were partially offset by decreases in transaction accounts and broker certificates of deposits of $4.2 million and $9.2 million, respectively. The total average annualized cost of deposits for the nine months ending September 30, 2008 was 3.59%, compared to 4.22% for the same period in 2007.

 During the three and nine months ended September 30, 2008, our average annualized cost of funds was 3.64% and 3.86%, respectively, a decrease of 113 and  82 basis points compared to the same periods in 2007.

Total equity was $58.0 million as of September 30, 2008, compared to $60.7 million at December 31, 2007, a decrease of $2.7 million.   The decrease in equity is primarily due to the repurchase and retirement of 259,704 shares of common stock at a cost $2.1 million, or at an average cost of $7.96 per share, and the decrease in accumulated adjustment to stockholders’ equity of $1.5 million due to the temporary decrease in value of the Company’s investment portfolio.

RESULTS OF OPERATIONS

Highlights for the three and nine months ended September 30, 2008 and 2007

The Company recorded a third quarter net income of $1.0 million, or $0.16 per diluted share, compared to net income of $851,000, or $0.13 per diluted share, for the third quarter of 2007.  The net income for the nine months ended September 30, 2008 was $602,000, or $0.10 per diluted share, compared to net income of $3.0 million, or $0.45 per diluted share in the comparable prior period.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of September 30, 2008, outstanding.  See “Item 1.  Financial Statements-Note 6 – Earnings Per Share”.

Return on average assets (ROAA) for the three and nine months ended September 30, 2008 was 0.55% and 0.11%, respectively, compared to 0.45% and 0.54% for the same periods in 2007, respectively.  The Company's return on average equity (ROAE) for the three and nine months ended September 30, 2008 was 6.87% and 1.35%, respectively, compared to 5.13% and 6.61%, for the three and nine months ended September 30, 2007, respectively.  The Company’s basic book value per share increased to $11.83, at September 30, 2008, reflecting an annualized increase of 2.04% from December 31, 2007.  The increase is primarily due to the decrease in total equity related to the repurchase and retirement of the Company stock at a cost below our book value during the first quarter of 2008, partially offset by the decrease in accumulated adjustment to stockholders’ equity of $1.5 million due to the temporary decrease in value of the Company’s investment portfolio. The Company’s diluted book value per share decreased to $9.58, at September 30, 2008, reflecting an annualized decrease of 4.54% from December 31, 2007.   Options whose exercise price exceeds the closing market price as of September 30, 2008 are excluded from the diluted book value calculation.

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

For the three and nine months ended September 30, 2008, net interest income was $5.6 million and $15.7 million, respectively, compared to $4.7 million and $13.7 million for the same periods a year earlier, respectively.  The increase is predominately attributable to a 25.6% and 16.9% decrease in interest expense for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. For the three months ended September 30, 2008, interest expense totaled $6.0 million compared to $8.1 million for the same period in 2007.  For the nine months ended September 30, 2008, interested expense totaled $19.4 million compared to $23.3 million for the same period in 2007.   The reduction in interest expense for the 2008 periods was primarily due to decreases in deposit expense and borrowing costs associated with the Bank’s FHLB and other borrowings of 89 basis points and 92 basis points, respectively, over the prior year periods.  Partially offsetting the decrease in interest expense was a decrease in interest income for the three and nine months ended September 30, 2008 of $1.2 million and $2.0 million, respectively, compared to the same periods in the prior year.  The decrease in interest income was primarily attributable to the repricing of our adjustable rate loans downward. Our weighted average loan yield for the quarter ended September 30, 2008 was 6.87%, a decrease of 53 basis points from 7.40% for the same period a year earlier.

The net interest margin for the three and nine months ended September 30, 2008 was 3.20% and 2.97%, respectively, compared to 2.65% and 2.64% for the same periods a year ago, respectively.  The increases were primarily attributable to decreases in the average cost of liabilities of 113 basis points and 82 basis points for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, which was partially offset by a decrease in the average loan yield of 53 basis points and 48 basis points for the three and nine months ended September 30, 2008, respectively.  The decreases are attributable to the Federal Reserve interest rate cuts and their affects on the repricing of the Bank’s adjustable loan portfolio, maturing deposits, and short-term borrowings.  As of September 30, 2008, the Bank had $57.0 million in short-term FHLB advances, $68.5 million of certificate of deposits, and $55.3 million of loans that reprice in the next quarter.

The following tables set forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and nine months ended September 30, 2008 and 2007.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$7,460	$7	0.38%	$623	$20	12.84%
Federal funds sold	1,976	10	2.02%	974	13	5.34%
Investment securities	76,039	1,109	5.83%	76,072	1,017	5.35%
Loans receivable	608,169	10,444	6.87%	635,288	11,758	7.40%
Total interest-earning assets	693,644	11,570	6.67%	712,957	12,808	7.19%
Non-interest-earning assets	32,090			39,951
Total assets	$725,734			$752,908
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$97,853	$352	1.44%	$94,503	$453	1.92%
Retail certificates of deposit	283,722	2,722	3.84%	244,942	3,225	5.27%
Wholesale/brokered certificates of deposit	29,839	286	3.83%	35,441	478	5.39%
Total interest-bearing deposits	411,414	3,360	3.27%	374,886	4,156	4.43%
Borrowings	239,367	2,517	4.21%	292,824	3,730	5.10%
Subordinated debentures	10,310	143	5.55%	10,310	207	8.03%
Total borrowings	249,677	2,660	4.26%	303,134	3,937	5.20%
Total interest-bearing liabilities	661,091	6,020	3.64%	678,020	8,093	4.77%
Non-interest-bearing liabilities	6,338			8,526
Total liabilities	667,429			686,546
Equity	58,305			66,362
Total liabilities and equity	$725,734			$752,908
Net interest income		$5,550			$4,715
Net interest rate spread			3.03%			2.41%
Net interest margin			3.20%			2.65%
Ratio of interest-earning assets to interest-bearing liabilities			104.92%			105.15%

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$7,314	$30	0.55%	$497	$61	16.36%
Federal funds sold	1,143	20	2.33%	1,591	61	5.14%
Investment securities	83,691	3,362	5.36%	76,439	3,003	5.24%
Loans receivable	611,640	31,634	6.90%	612,911	33,890	7.37%
Total interest-earning assets	703,788	35,046	6.64%	691,438	37,015	7.14%
Non-interest-earning assets	32,203			39,464
Total assets	$735,991			$730,902
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$99,263	$1,168	1.57%	$94,921	$1,338	1.88%
Retail certificates of deposit	269,455	8,829	4.37%	235,623	8,906	5.04%
Wholesale/brokered certificates of deposit	34,481	847	3.28%	28,121	1,114	5.28%
Total interest-bearing deposits	403,199	10,844	3.59%	358,665	11,358	4.22%
Borrowings	255,758	8,046	4.19%	295,162	11,324	5.12%
Subordinated debentures	10,310	463	5.99%	10,310	617	7.98%
Total borrowings	266,068	8,509	4.26%	305,472	11,941	5.21%
Total interest-bearing liabilities	669,267	19,353	3.86%	664,137	23,299	4.68%
Non-interest-bearing liabilities	7,439			7,157
Total liabilities	676,706			671,294
Equity	59,285			59,608
Total liabilities and equity	$735,991			$730,902
Net interest income		$15,693			$13,716
Net interest rate spread			2.78%			2.46%
Net interest margin			2.97%			2.64%
Ratio of interest-earning assets to interest-bearing liabilities			105.16%			104.11%

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

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared to			Compared to
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$131	$(144)	$(13)	$118	$(149)	$(31)
Federal funds sold	39	(42)	(3)	(14)	(28)	(42)
Investment securities	(0)	(43)	(43)	290	69	359
Loans receivable, net	(488)	(826)	(1,314)	(70)	(2,186)	(2,256)
Total interest-earning assets	$(319)	$(1,054)	$(1,373)	$324	$(2,294)	$(1,970)

Interest-bearing liabilities:
Transaction accounts	$100	$(201)	$(101)	$91	$(261)	$(170)
Retail certificates of deposit	2,394	(2,897)	(503)	1,601	(1,678)	(77)
Wholesale/brokered certificates of deposit	(68)	(124)	(192)	322	(589)	(267)
Borrowings	(619)	(610)	(1,229)	(1,395)	(1,900)	(3,295)
Subordinated debentures	-	(64)	(64)	-	(154)	(154)
Total interest-bearing liabilities	$1,807	$(3,896)	$(2,089)	$618	$(4,581)	$(3,963)
Change in net interest income	$(2,127)	$2,843	$716	$(294)	$2,287	$1,993

Provision for Loan Losses

The Bank’s provision for loan losses was $664,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2008, compared to $403,000 and $917,000 for the same periods in 2007.  The increase in the provision for the three and nine months ended September 30, 2008 is primarily due to increases in the Bank’s loss reserve factors due to the unfavorable business climate and an increase in the Bank’s charge-offs compare to the same periods in 2007. Net charge-offs in the three and nine months ended September 30, 2008 were $64,000 and $422,000, respectively, compared to $46,000 and $13,000 for the same periods ended September 30,  2007. The increase in the Bank’s loss reserve factors is due to management’s expectation that, with the weakening economy, our borrowers and/or the collateral securing our loans could be adversely impacted.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2008 was income of $647,000 and a loss of $1.4 million, respectively, compared to income of $1.5 million and $5.1 million for the same periods ended September 30, 2007.  The decrease in the noninterest income for the three and nine months ended September 30, 2008 is primarily due to the Company’s sale of loans during the same periods in 2007 that generated gains of $970,000 and $3.0 million, respectively, compared to loan sales income of zero and $92,000 for the same periods in 2008, respectively. Additionally, for the nine month period ended September 30, 2008, the Bank sold its mutual funds which resulted in a one-time non-cash charge of $3.6 million (pre-tax) as was previously disclosed  The decrease in loan sales was anticipated and the Bank has taken steps in past quarters to lower its cost structure by reducing staff and lowering other expenses.

Noninterest Expense

Noninterest expenses were $4.0 million and $11.9 million for the three and nine months ended September 30, 2008, respectively, compared to $4.4 million and $13.1 million for the same periods ended September 30, 2007.  The decrease in noninterest expense for the three months was the result of a decrease in compensation and benefits expense of $493,000 which was partially offset by an increase in other expenses of $55,000. The decrease in noninterest expense for the nine months was the result of decreases in compensation and benefits and legal and audit expense of $1.2 million and $237,000, respectively. Partially offsetting these decreases was an increase in other expense for the three and nine months ending September 30, 2008 of $55,000 and $263,000, respectively, compared to the same periods in the prior year.  The decrease in compensation and benefits for the quarter is attributable to management’s staff reductions, which occurred during the fourth quarter of 2007 and in the first quarter of 2008. The number of employees with the Bank at September 30, 2008 was 90 compared to 114 at September 30, 2007. The decrease in legal and audit expense is primarily due to a lawsuit that was settled in June 2007 that cost the Bank a total of $250,000 in legal and settlement fees during the first nine months of 2007 with no such expense in 2008.

Provision for Income Taxes

The Company had a tax provision for the three and nine months ended September 30, 2008 of $581,000 and $45,000, respectively.  For the same periods in 2007, the Company had a tax provision of $574,000 and $1.8 million, respectively. The decrease in the tax provision for the nine month ended September 30, 2008 was primarily due to a reduction in income before taxes of $4.1 million. The Company’s valuation allowance for deferred taxes was zero at September 30, 2008, as the deferred tax assets based on management’s analysis were determined, more likely than not, to be realized.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 9.93% and 10.31% for the quarters ended September 30, 2008 and 2007, respectively.

The Company’s cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Cash flows provided by operating activities were $5.8 million for the nine months ended September 30, 2008, compared to net cash used in operating activities of $462,000 for the nine months ended September 30, 2007.  Net cash used in investing activities was $26.9 million for the nine months ended September 30, 2008, compared to net cash used in investing activities of $54.9 million for the nine months ended September 30, 2007.  Net cash used in financing activities was $3.3 million for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $44.3 million for the nine months ended September 30, 2007.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At September 30, 2008, cash and cash equivalents totaled $9.5 million and the market-value of the Bank’s investments in mortgage-backed securities totaled $60.1 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, credit facility with Salomon Brothers, and loan sales.

As of September 30, 2008, the Bank had commitments to extend credit of $18.7 million as compared to $20.9 million at December 31, 2007.  There were no material changes to the Company’s commitments or contingent liabilities as of September 30, 2008 compared to the period ended December 31, 2007 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc. for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, as amended, for such year.

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

The table in “Item 1. Financial Statements - Note 3 - Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of September 30, 2008, the Bank met the capital ratios required to be considered well capitalized.

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

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part 1A. “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K, as amended, other than the addition of the following risk factors:

There can be no assurance that recently enacted legislation authorizing the U.S. government to take direct actions within the financial services industry will help stabilize the U.S. financial system.

On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, invest in financial institutions and purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to this authority, the U.S. Treasury has announced its Capital Purchase Program, under which it has begun to purchase up to $250 billion of preferred stock in eligible institutions to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In addition, other recent regulatory measures designed to strengthen financial market stability include actions enabling the FDIC to temporarily guarantee the newly-issued senior debt of FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing deposit transaction accounts, and the Federal Reserve’s Commercial Paper Funding Facility, providing a backstop for the commercial paper market of high quality issuers. There can be no assurance, however, as to the actual impact that the EESA and these related actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and these related actions to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to credit.

Difficult market conditions may adversely affect our industry, business, results of operations and access to capital.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital.  In particular, we may face the following risks in connection with these events:

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•
The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•
Our ability to borrow from other financial institutions or raise additional capital on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

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

PACIFIC PREMIER BANCORP, INC.,

November 14, 2008	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 14, 2008	/s/ John Shindler
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