Form 10-K
PACIFIC PREMIER BANCORP INC
filed 2009-03-26
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $24,205,263 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2008, the last business day of the most recently completed 2nd fiscal quarter.

As of March 31, 2009, the Registrant had 4,803,451 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
ITEM 9A(T). CONTROLS AND PROCEDURES
ITEM 9B.  OTHER INFORMATION
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
ITEM 11.  EXECUTIVE COMPENSATION
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we”, “us”, “our”, or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary.  All references to ‘‘Bank’’ refer to Pacific Premier Bank.  All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

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

The Company cautions that the foregoing list of risks is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K. Therefore, the Company cautions you not to place undue reliance on these forward-looking statements.

The Company does not intend to update these forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

Overview

We are a California-based bank holding company incorporated in the State of Delaware and registered as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state-chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (the “DFI”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and by the Federal Deposit Insurance Corporation (the “FDIC”).

We conduct business throughout Southern California from our six locations in the counties of Orange and San Bernardino.  We operate depository branches in the cities of Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, Seal Beach, and Costa Mesa, California.  Our corporate headquarters are located in Costa Mesa, California.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as, consumers in the communities we serve.  Through our branches and our Internet website at www.ppbi.net, we offer a broad array of deposit products and services for both businesses and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, and U.S. Small Business Administration (“SBA”) loans.  At December 31, 2008, we had consolidated total assets of $740.0 million, net loans of $623.1 million, total deposits of $457.1 million, and consolidated total stockholders’ equity of $57.5 million.  At December 31, 2008, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Recent Events

The global and U.S. economies, and the economies of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets, and the financial services industry in particular, suffered significant disruption in 2008, resulting in many institutions failing or requiring, government intervention to avoid failure. These conditions were brought about primarily by dislocations in the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

The United States, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the global financial crisis and the severe decline in the economy. In the United States, the federal government has adopted Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program or “TARP”);
•	increase the limits on federal deposit insurance; and
•	provide for various forms of economic stimulus, including to assist homeowners in restructuring and lowering mortgage payments on qualifying loans.

Other laws, regulations, and programs at the federal, state and even local levels are under consideration that seek to address the economic climate and/or the financial institutions industry. The effect of these initiatives cannot be predicted at this time.

History

The Bank was founded in 1983 as a state-chartered savings and loan association, became a federally-chartered stock savings bank in 1991 and on March 30, 2007, converted to a state-chartered commercial bank licensed by the DFI.  From 1983 to 1994, the Bank engaged in traditional community banking activities, consisting primarily of deposit taking and originating one-to-four family home loans.  In 1994, the Bank shifted its operating strategy and implemented a nationwide sub-prime focused mortgage banking platform.  The Bank expanded its operations to originate and to sell sub-prime residential home loans through asset securitizations and whole loan sales.   Lending activities were funded primarily through non-core deposits, such as wholesale and brokered certificates of deposit (“CDs”), as well as high rate consumer CDs.  In 1998, we began to experience operating losses.  By the third quarter of 2000, the Bank was deemed under-capitalized, was operating under regulatory enforcement agreements and incurring losses primarily due to loan defaults.

The current management team was retained and implemented a new business plan in the fourth quarter of 2000 in order to refocus the Company’s business model toward a community bank.  We implemented a three-phase strategic plan which involved: (1) lowering the risk profile of the Bank and re-capitalizing the Company, (2) growing the balance sheet at an accelerated rate through the origination of adjustable rate multi-family loans, thus, returning the Company to profitability, and (3) transforming the institution to a commercial banking business model.  The first two phases of our plan were completed in 2002 and 2004, respectively.  Phase three of our plan involved the transition to a commercial banking platform and thus, our primary focus is to retain and grow the number of business banking relationships within our targeted markets.

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

•
Growing Core Deposits/Reducing our Wholesale Funding.  The second phase of our strategic plan relied on wholesale borrowings, such as advances from the Federal Home Loan Bank (the “FHLB”) System and brokered deposits to fund a large portion of our accelerated loan growth during that phase.  As we transitioned towards a commercial banking platform, we began reducing our reliance on these funding sources.  Historically, we have managed our growth and our concentration in commercial real estate (“CRE”), in part, by selling excess loan production, generally multi-family loans. In response to the deteriorating credit markets beginning in late 2007, we substantially slowed the origination of multi-family and investor owned CRE lending.

•
Expansion through Electronic Banking, Organic Growth and Acquisitions. We believe that the consolidation and current turmoil in the banking industry has created an opportunity at the community banking level in the markets that we serve.  Many bank customers feel displaced by large out-of-market acquirers and are attracted to institutions that have local decision making capability, more responsive customer service, and greater familiarity with the needs in their markets.    We intend to continue expanding our franchise in the high growth areas of Orange and Los Angeles Counties, primarily through electronic banking, such as, remote or merchant capture, on-line banking and cash management service available through our website. As opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions and/or de novo branching.

•
Diversifying our Loan Portfolio.  We believe it is important to diversify our loan portfolio and to increase the amount of owner occupied commercial real estate, commercial and industrial (“C&I”) loans and SBA loans within our portfolio.  As a result, we believe it is essential to be able to offer our customers a wide array of products and services.  We provide flexible and structured loan products to meet our customer’s needs, which, in turn, provide us the opportunity to become their full service banker.  We continually reassess our various product and service offerings to ensure they allow us to achieve our objectives.

•
Maintain Asset Quality.  Our credit and risk management culture has resulted in low levels of nonperforming loans and an overall high credit quality within our loan portfolio.  We monitor existing economic trends and conditions that could positively or negatively impact our business.  We seek to exploit these trends by entering or exiting certain lines of business or through offering or eliminating various loan product types.  We will continue to adjust our risk management practices to the on-going changes in our local economy that impact our business.

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

Our executive offices are located at 1600 Sunflower Avenue, 2nd Floor, Costa Mesa, California  92626 and our telephone number is (714) 431-4000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 1998 to present that have been filed with the Securities and Exchange Commission (the “SEC”), are available free of charge on our Internet website.  Also on our website are our Code of Ethics, Insider Trading and Beneficial Ownership forms, and Corporate Governance Guidelines.  The information contained in our website, or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Lending Activities

General.  In 2008, we maintained our commitment to a high level of credit quality in our lending activities.  We expanded our efforts to diversify our loan portfolio and to increase our C&I and owner-occupied commercial real estate lending activities while reducing our dependency on our multi-family and commercial real estate loan programs.  The Bank offers a full complement of flexible and structured loan products tailored to meet the needs of our customers.

Loans were made primarily to borrowers within our market area and secured by real property and business assets located principally in Southern California.  We emphasized relationship lending and focused on generating retail production by dealing directly with customers.  We have and will continue to offer loans up to our legal lending limits, which were $17.0 million for secured loans and $10.2 million for unsecured loans as of December 31, 2008.  These efforts assisted us in establishing depository relationships with new and existing customers consistent with the Bank’s strategic direction.  During 2008, we originated or purchased $59.1 million in owner-occupied commercial real estate, $34.2 million in multi-family, $46.9 million in investor owned commercial real estate, $17.5 million of C&I loans, $1.2 million of SBA loans, and $1.5 million of consumer loans. At December 31, 2008, we had $628.8 million in total gross loans outstanding.

Multi-family Real Estate Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  As of December 31, 2008, we had $287.6 million of multi-family real estate secured loans, constituting 45.7% of our loan portfolio.  Multi-family loans originated or purchased in 2008 had an average outstanding balance of $726,000, an average loan-to-value ratio of 57.3%, and an average debt coverage ratio of 1.30:1 at origination.  We had previously sold a significant portion of our multi-family loans in the secondary markets to generate gain on sale income.   Due to turmoil in the credit markets during 2007 and 2008, however, the level of loans sales decreased and we do not expect to sell multi-family loans in the foreseeable future.

Investor Commercial Real Estate Lending.  We originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  As of December 31, 2008, we had $166.0 million of commercial real estate secured loans, constituting 26.4% of our loan portfolio.  Commercial real estate loans originated in 2008 had an average balance of $1,605,000, an average loan-to-value ratio of 46.9% and an average debt coverage ratio, on investor-owned real estate, of 1.32:1 at origination.

Owner-Occupied Commercial Real Estate Lending.  We originate and purchase loans secured by owner-occupied commercial real estate, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We will also, from time to time, make a loan secured by a special purpose property, such as a gas station. Pursuant to our underwriting policies, owner-occupied commercial real estate loans may be made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  As of December 31, 2008, we had $112.4 million of owner-occupied commercial real estate secured loans, constituting 17.9% of our loan portfolio.  Commercial real estate loans originated or purchased in 2008 had an average balance of $918,000 and an average loan-to-value ratio of 45.33% at origination.

C&I Lending.  We originate loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Bank.  As of December 31, 2008, we had total commitments of $57.1 million in commercial business lines of credit, of which, $43.2 million were disbursed, constituting 6.9% of our loan portfolio.

One-to-Four Family Lending.  The Bank is not an active participant in single family lending on a transactional basis and does not engage in Alt-A or subprime lending.  In keeping with the Bank’s strategy of offering a full complement of loan products to customers, home loans are available to banking customers only.  In 2008, the Bank did not originate any loans secured by single family residences.  The Bank’s portfolio of one-to-four family home loans at December 31, 2008 totaled $9.9 million, constituting 1.6% of our loan portfolio, of which $8.1 million consists of loans secured by first liens on real estate and $1.8 million consists of loans secured by second or junior liens on real estate.

SBA Lending.  The Bank was approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”) in the third quarter of 2006.  The PLP lending status affords the Bank a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), 504, and express loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans has been typically sold on the secondary market; however, in 2008, the demand for the SBA products in the secondary market diminished due to the turmoil in the securitization market.  As of December 31, 2008, we had $4.9 million of SBA loans, constituting 0.8% of our loan portfolio.

Sourcing of our Loans.  In keeping with our business strategy, our Business Bankers successfully expanded our retail lending activities in 2008.  Direct loan originations accounted for 73.1% of our loans, which represented an increase of 182.4% over 2007.  These loans were sourced through referrals from our depository branches and by soliciting business owners directly.  Our bankers continue to focus on developing and maintaining relationships with individual investors, accountants, consultants, commercial real estate investment sales and leasing agents, and other banks to further increase the percentage of direct referrals in future periods.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate.  Investor owned real estate loans are typically 3, 5, 7, or 10-year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the investor owned real estate loans originated by the Bank in 2008 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all investor real estate loans also include prepayment penalties.

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

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  For business and SBA loans, underwriting considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  For real estate-secured loans, underwriting considerations include property appraised value, loan-to-value ratios, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income and use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth, and operating experience.  We do not offer loans on a limited- or no-documentation basis unless fully secured by cash collateral.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are originated on both a non-recourse and full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major shareholders, trustees or other appropriate principals.  In 2008, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

Upon receipt of a completed loan application from a prospective borrower, a credit report and other required reports are ordered and, if necessary, additional information is requested.  Prior to processing and underwriting any loan, we issue a letter of interest based on a preliminary analysis by our bankers, which letter details the terms and conditions on which we will consider the loan request.  Upon receipt of the signed letter of interest and a deposit, we process and underwrite each loan application and prepare all the loan documentation after the loan has been approved.

Our credit memorandums, which are prepared by our underwriters, include a description of the transaction and prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds and source(s) of repayment, as well as an analysis of the borrower’s business and personal financial statements and creditworthiness.  The financial statements and creditworthiness of any guarantors are also analyzed.  For loans secured by real property, the credit memorandum will include an analysis of the property.  Loans in which real estate is the primary collateral require an independent appraisal conducted by a licensed appraiser.  All appraisal reports are appropriately reviewed by our appraisal department.  Our board of directors reviews and approves annually the independent list of acceptable appraisers.  When appropriate, environmental reports are obtained and reviewed as well.

Following loan approval and prior to funding, our underwriting and processing departments ensure that all loan approval terms have been satisfied, that those terms conform with lending policies (or are properly documented as exceptions with required approvals), and that all the required documentation is present and in proper form.

Commercial business loans are subject to the Bank guidelines regarding appropriate covenants and periodic monitoring requirements which may include, but are not limited to:

•	Capital and lease expenditures;
•	Capital levels;
•	Salaries and other withdrawals;
•	Working capital levels;
•	Debt to net worth ratios;
•	Sale of assets;
•	Change of management;
•	Change of ownership;
•	Cash flow requirements;
•	Profitability requirements;
•	Debt service ratio;
•	Collateral coverage ratio;
•	Current and quick ratios.

Subject to the above standards, our board of directors delegates authority and responsibility to management for loan approvals of up to $1.5 million for all loans secured by real estate and up to $250,000 for loans not secured by real estate.  Loan approvals at the management level require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, and Chief Banking Officer.  All loans in excess of $1.5 million, including total aggregate borrowings by one borrower in excess of $1.5 million, and any loan in excess of $250,000 not secured by real estate, require a majority approval of our board’s Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

Portfolio Management and Loan Servicing.  Portfolio management and loan servicing activities are centralized at our corporate headquarters.  Our loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation.  Following the funding of an approved loan, the data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments.  Loan servicing activities include (i) the collection and remittance of loan payments, (ii) accounting for principal and interest and other collections and expenses, and (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums.

Our portfolio management operations are intended to ensure that management and the board of directors has timely and comprehensive information regarding the performance of businesses and real properties that underlie our loan portfolio.  This information provides an essential leading indicator of potential performance issues prior to loan payment delinquency.  For each of the Bank’s non-homogeneous loans, our Portfolio Managers collect financial information from borrowers and guarantors in order to conduct a detailed loan review annually or more often as appropriate.  The Portfolio Managers also visit properties and businesses on a periodic basis to perform inspections of our collateral and associated revenue-generating activities of borrowers.  In conjunction with the loan review process, all loans in the portfolio are assigned a risk grade that, among other purposes, factors into the Bank’s allowance for loan and lease losses calculations.

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel.  Accounts past-due by more than 10 days are assigned to our collector for comprehensive payment collection efforts.  Our Portfolio Managers conduct an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral.  The evaluation may result in our charging off either part of, or the entire loan, but collection efforts still continue.  Portfolio Managers also conduct discussions with borrowers in order to identify whether alternatives to foreclosure exist.  When foreclosure will maximize the Bank’s recovery for a non-performing loan, the Portfolio Managers will prosecute the foreclosure process, including any associated judicial legal actions.

Loan Portfolio Composition.  At December 31, 2008, our net loans receivable held for investment totaled $622.5 million and net loans receivable held for sale totaled $668,000.  The types of loans that the Bank may originate are subject to federal and state law.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:
	At December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in thousands)
Real estate loans:
Multi-family	$287,592	45.74%	$341,263	54.46%	$357,275	58.80%	$459,714	75.99%	$394,582	83.67%
Commercial	165,978	26.40%	147,523	23.54%	173,452	28.55%	123,364	20.39%	53,937	11.44%
One-to-four family (1)	9,925	1.58%	13,080	2.09%	12,825	2.11%	16,561	2.74%	22,347	4.74%
Business loans:
Commercial owner occupied (2)	112,406	17.88%	57,614	9.19%	35,929	5.91%	2,062	0.34%	565	0.12%
Commercial and industrial	43,235	6.87%	50,993	8.14%	22,762	3.75%	3,248	0.54%	103	0.02%
SBA	4,942	0.78%	13,995	2.23%	5,312	0.87%	-	0.00%	-	0.00%
Other loans	4,689	0.75%	2,224	0.35%	63	0.01%	27	0.00%	75	0.01%
Total gross loans	628,767	100.00%	626,692	100.00%	607,618	100.00%	604,976	100.00%	471,609	100.00%
Less (plus):
Deferred loan origination (costs), fees, (premiums), and discounts	(252)		(769)		(1,024)		(1,467)		(1,371)
Allowance for loan losses	5,881		4,598		3,543		3,050		2,626
Loans receivable, net	$623,138		$622,863		$605,099		$603,393		$470,354

(1) Includes second trust deeds.
(2) Secured by real estate

Loan Maturity. The following table shows the contractual maturity of the Bank's gross loans for the period indicated. The table does not reflect prepayment assumptions.

	At December 31, 2008
	Multi-Family	Commercial Investor	Commercial Owner Occupied	Commercial Business	SBA	One-to-Four Family	Other Loans	Total Loans Receivable
	(in thousands)
Amounts due:
One year or less	$1,113	$4,065	$-	$34,211	$-	$-	$1,760	$41,149
More than one year to three years	-	11,241	-	3,492	-	47	2,770	17,550
More than three years to five years	790	4,313	234	2,018	2,616	477	15	10,463
More than five years to 10 years	9,199	125,586	50,772	3,509	2,219	1,145	142	192,572
More than 10 years to 20 years	1,958	11,422	19,674	-	107	2,130	-	35,291
More than 20 years	274,532	9,351	41,726	5	-	6,126	2	331,742
Total amount due	287,592	165,978	112,406	43,235	4,942	9,925	4,689	628,767
Less (plus):
Deferred loan origination fees (costs)	(108)	11	(115)	(27)	(6)	(10)	3	(252)
Allowance for loan losses	1,641	1,151	784	941	148	194	71	4,930
Allowance for loan losses (unallocated)	-	-	-	-	-	-	-	951
Total loans, net	286,059	164,816	111,737	42,321	4,800	9,741	4,615	623,138
Loans held for sale, net	-	-	-	-	668	-	-	668
Loans held for investment, net	$286,059	$164,816	$111,737	$42,321	$4,132	$9,741	$4,615	$622,470

    The following table sets forth at December 31, 2008, the dollar amount of gross loans receivable contractually due after December 31, 2009, and whether such loans have fixed interest rates or adjustable interest rates.

	Loans Due After December 31, 2009
	At December 31, 2008
	Fixed	Adjustable	Total
	(in thousands)
Residential
One-to-four family	$5,166	$4,712	$9,878
Multi-family	1,537	284,943	286,480
Commercial real estate	19,021	133,695	152,716
Commercial owner occupied	37,472	74,934	112,406
Commercial and industrial	1,709	3,823	5,532
SBA	-	4,942	4,942
Other loans	157	2	159
Total gross loans receivable	$65,062	$507,051	$572,113

The following table sets forth the Bank's loan originations, purchases, sales, and principal repayments for the periods indicated:
	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)

Beginning balance of gross loans	$626,692	$607,618	$604,976
Loans originated:
Multi-family	34,166	311,236	182,378
Commercial real estate	33,058	23,040	90,840
Commercial owner occupied	5,375	17,208	28,396
Commecial and industrial	17,512	37,705	34,420
SBA	907	14,209	9,230
Other loans	1,465	3,333	1,537
Total loans originated	92,483	406,731	346,801
Loans purchased:
Multi-family	4,577	-	-
Commercial real estate	9,305	-	-
Commercial owner occupied	53,710	-	-
Construction loans	-	2,750	-
Total loans purchased	67,592	2,750	-
Total loan production	160,075	409,481	346,801
Total	786,767	1,017,099	951,777
Less:
Principal repayments	150,498	149,550	138,116
Sales of loans	6,235	239,396	205,268
Charge-offs	1,174	701	266
Transfer to other real estate owned	93	760	509
Total gross loans	628,767	626,692	607,618
Ending balance loans held for sale, gross	668	749	795
Ending balance loans held for investment, gross	$628,099	$625,943	$606,823

Delinquencies and Classified Assets. Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets.   The Bank’s Chief Credit Officer has responsibility for identifying and reporting problem assets to the Bank’s Credit and Investment Review Committee (“CIRC”), which operates pursuant to the board-approved CIRC policy.  The policy incorporates the regulatory requirements of monitoring and classifying all assets of the Bank. The Bank currently designates or classifies problem and potential problem assets as “Special Mention”, “Substandard” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the Bank will sustain “some loss” if the deficiencies are not corrected.  All other real estate owned (“OREO”) acquired from foreclosure is classified as “Substandard”.  Assets classified as “Loss” are those that are considered “uncollectible” and of such little value that their continuance as assets is not warranted.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are designated “Special Mention.”

The Bank’s determination as to the classification of its assets and the amount of its valuation allowances are subject to review by bank regulatory agencies, which can order the establishment of an additional general or a change in a classification. The federal banking agencies adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances.  Generally, the policy statement recommends that institutions establish and maintain effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for estimated loan losses, there can be no assurance that its regulators, in reviewing the Bank’s loan portfolio, will not request the Bank to materially increase its allowance for estimated loan losses, thereby negatively affecting the Bank’s financial condition and earnings at that time. Although management believes that an adequate allowance for estimated loan losses has been established, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

The Bank’s CIRC reviews the Chief Credit Officer’s recommendations for classifying the Bank’s assets quarterly and reports the results of its review to the board of directors. The following tables set forth information concerning substandard assets, OREO and total classified assets at December 31, 2008 and 2007 for the Company:

	At December 31, 2008
					Total Substandard
	Total Substandard Assets		OREO		Assets and OREO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$307	7	$11	3	$318	10
Multi-family	350	1	-	-	350	1
Commercial Real Estate	6,362	6	-	-	6,362	6
Commercial Owner Occupied	912	2	-	-	912	2
Commercial Business	-	-	-	-	-	-
SBA	1,261	10	26	1	1,287	11
Other loans	-	-	-	-	-	-
Specific Allowance	-	-	-	-	-	-
Total Substandard Assets	$9,192	26	$37	4	$9,229	30

	At December 31, 2007
					Total Substandard
	Total Substandard Assets		OREO		Assets and OREO
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Assets
	(dollars in thousands)
Residential:
One-to-four family	$406	11	$-	2	$406	13
Multi-family	-	-	711	1	711	1
Commercial Real Estate	5,929	5	-	-	5,929	5
Commercial Owner Occupied	320	1	-	-	320	1
Commercial Business	-	-	-	-	-	-
SBA	741	3	-	-	741	3
Construction	-	-	-	-	-	-
Other loans	-	-	-	-	-	-
Specific Allowance	-	-	-	-	-	-
Total Substandard Assets	$7,396	20	$711	3	$8,107	23

At December 31, 2008, the Company had $15.7 million of Special Mention assets and $9.2 million of Substandard assets.

The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

`	60-89 Days		90 Days or More
		Principal Balance		Principal Balance
	# of Loans	of Loans	# of Loans	of Loans
	(dollars in thousands)

At December 31, 2008
Multi-family	-	$-	1	$350
Commercial real estate	1	317	2	3,188
Commercial owner occupied	-	-	-	-
Commercial and industrial	-	-	-	-
SBA	-	-	2	127
One-to-four family and other loans	2	33	8	637
Total	3	$350	13	$4,302
Delinquent loans to total gross loans		0.06%		0.68%

At December 31, 2007
Multi-family	-	$-	-	$-
Commercial real estate	1	641	1	3,125
Commercial owner occupied	-	-	-	-
Commercial and industrial	3	458	-	-
SBA	5	804	-	-
One-to-four family and other loans	15	719	7	284
Total	24	$2,622	8	$3,409
Delinquent loans to total gross loans		0.42%		0.54%

Nonperforming Assets.  At December 31, 2008 and 2007, we had $5.2 million and $4.9 million of net nonperforming assets, respectively, which included $5.2 million and $4.2 million of net nonperforming loans, respectively. Our current policy is not to accrue interest on loans 90 days or more past due or on loans where, in the opinion of management, there is reasonable doubt as to the collectability. The increase in nonperforming loans in 2008 is primarily due to four SBA loans totaling $796,000, one commercial real estate loan for $638,000, one multi-family loan for $350,000, and two one-to-four family loans totaling $413,000 that were deemed to be nonperforming in 2008. Partially offsetting the aforementioned increases was a $550,000 principal reduction on a $3.1 million nonperforming commercial real estate loan. Management believes that it will not suffer a loss on this loan, which represents 49% of our nonperforming assets, as the collateral value securing the loan is considered adequate.

OREO was $37,000 (consisting of four properties) at December 31, 2008, compared to $711,000 (consisting of three properties) at December 31, 2007.  Properties acquired through or in lieu of foreclosure are initially recorded at the lower of fair value less cost to sell, or the balance of the loan at the date of foreclosure through a charge to the allowance for loan losses. The Bank generally obtains an appraisal and/or a market evaluation on all OREO at the time of possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.  The decline in OREO over the periods represented reflects the sales of OREO properties.

The following table sets forth information concerning nonperforming loans and OREO at the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Nonperforming assets (1)
Real Estate:
One-to-four family	$637	$284	$634	$1,687	$2,371
Multi-family	350	-	-	-	-
Commercial real estate	3,188	3,125	-	-	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA (2)	1,025	784	-	-	-
Other loans	-	-	-	-	-
Total nonaccrual loans	5,200	4,193	634	1,687	2,371
Foreclosures in process	-	-	-	-	-
Specific allowance	-	-	(60)	(185)	(244)
Total nonperforming loans, net	5,200	4,193	574	1,502	2,127
Foreclosed other real estate owned	37	711	138	211	351
Total nonperforming assets, net (3)	$5,237	$4,904	$712	$1,713	$2,478

Restructured loans (4)	$-	$-	$-	$-	$-
Allowance for loan losses as a percent of gross loans receivable (5)	0.94%	0.73%	0.58%	0.50%	0.56%
Allowance for loan losses as a percent of total nonperforming loans, gross	113.10%	109.66%	558.83%	180.79%	110.75%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable	0.83%	0.67%	0.09%	0.25%	0.45%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.83%	0.64%	0.10%	0.24%	0.46%

(1)
During the years ended December 31, 2008, 2007, 2006, 2005, and 2004, approximately $212,000, $347,000, $41,000, $75,000, and $131,000, respectively, of interest income related to these loans was included in net income.  Additional interest income of approximately $491,000, $315,000, $106,000, $310,000, and $317,000, would have been recorded for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively, if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2)	The SBA totals include the guaranteed amount, which was $609,000 as of December 31, 2008.
(3)
Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collectability.

(4)
A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.

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

As of December 31, 2008, the allowance for loan losses totaled $5.9 million, compared to $4.6 million at December 31, 2007 and $3.5 million at December 31, 2006.  The allowance for loan losses at December 31, 2008, as a percent of nonperforming loans and gross loans, was 113.1% and 0.94%, compared with 109.7% and 0.73% at December 31, 2007, and 558.8% and 0.58% at December 31, 2006, respectively.  The specific allowance amount included in the allowance for loan losses totaled zero as of both December 31, 2008 and 2007, and $166,000, as of December 31, 2006.

The Bank’s methodology for assessing the appropriateness of the allowance consists of several key elements, including the formula allowance.  The formula allowance is calculated by applying loss factors to all loans held for investment.

The loss factors for each segment of the loan portfolio, except for loans secured by single family residences originated prior to 2002, are derived by using the average of the last 10 years and 15 years historical charge-off rates by loan types for commercial banks and savings institutions headquartered in California as collected by the FDIC as the base rate.  Then the following internal and external risk factors are added to the average:

Internal Factors

•  Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;
•  Changes in the nature and volume of the loan portfolio and the terms of loans, as well as new types of lending;
•  Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;
•  Changes in the volume and severity of past due and classified loans, and in the volume of non-accruals, troubled debt restructurings, and other  loan modifications;
•  Changes in the quality of our loan review system and the degree of oversight by our board of directors; and
•  The existence and effect of any concentrations of credit and changes in the level of such concentrations.

External Factors

•  Changes in national, state and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (includes trends in real estate values and the interest rate environment);
•  Changes in the value of the underlying collateral for collateral-dependent loans; and
•  The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

 The factor amount for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the CIRC on a quarterly basis.

For the homogeneous single-family residential loan portfolio, the allowance for loan and lease loss factors for pre-2002 originations of first and second deeds of trust loans are based upon the Bank’s 10 year historical loss experience from charge-offs and real estate owned and the migration history analysis.    For loans secured by single family residences made after 2001, the factor is calculated using the average of the FDIC charge-off for 10 and 15 years plus the nine credit risk factors mentioned above.

The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of and For the Year Ended December 31,
	2008	2007	2006	2005	2004
Balances:	(dollars in thousands)
Average net loans outstanding during the period	$617,569	$617,528	$607,439	$546,426	$351,968
Total loans outstanding at end of the period	628,767	626,692	607,618	604,976	471,609
Allowance for Loan Losses:
Balance at beginning of period	4,598	3,543	3,050	2,626	1,984
ALLL Transfer In *	8	-	-	-	-
Provision for loan losses	2,241	1,651	531	349	705
Charge-offs:
Real Estate:
One-to-four family	226	101	266	211	252
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	-	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA	948	600	-	-	-
Other loans	-	-	-	5	148
Total charge-offs	1,174	701	266	216	400
Recoveries :
Real Estate:
One-to-four family	88	103	225	191	122
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction	-	-	-	74	-
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
SBA	-	-	-	-	-
Other loans	120	2	3	26	215
Total recoveries	208	105	228	291	337
Net loan charge-offs	966	596	38	(75)	63
Balance at end of period	$5,881	$4,598	$3,543	$3,050	$2,626

Ratios:
Net charge-offs to average net loans	0.16%	0.10%	0.01%	(0.01)%	0.02%
Allowance for loan losses to gross loans at end of period	0.94%	0.73%	0.58%	0.50%	0.56%
Allowance for loan losses to total nonperforming loans	113.10%	109.66%	558.83%	180.79%	110.75%

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

    The following table sets forth the Bank’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of December 31,
	2008		2007		2006
		% of Loans		% of Loans		% of Loans
		in Category to		in Category to		in Category to
Balance at End of Period Applicable to	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$194	1.58%	$165	2.09%	$331	2.11%
Multi-family	1,641	45.74%	1,438	54.46%	1,405	58.80%
Commercial real estate	1,151	26.40%	1,129	23.54%	881	28.55%
Construction	65	0.41%	20	0.00%	-	0.00%
Commercial owner occupied	784	17.88%	248	9.19%	179	5.91%
Commercial and industrial	941	6.87%	640	8.14%	478	3.75%
SBA	148	0.78%	207	2.23%	68	0.87%
Other Loans	6	0.34%	1	0.35%	4	0.01%
Unallocated	951	--	750	--	197	--
Total	$5,881	100.00%	$4,598	100.00%	$3,543	100.00%

	As of December 31,
	2005		2004
		% of Loans		% of Loans
Balance at End of		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real Estate:
Residential:
One-to-four family	$554	2.74%	$661	4.74%
Multi-family	1,746	75.99%	1,643	83.67%
Commercial real estate	627	20.39%	271	11.44%
Construction	-	0.00%	-	0.00%
Commercial owner occupied	10	0.34%	1	0.12%
Commercial and industrial	110	0.54%	3	0.02%
SBA	-	0.00%	-	0.00%
Other Loans	3	0.00%	11	0.01%
Unallocated	-	--	36	--
Total	$3,050	100.00%	$2,626	100.00%
The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2008		2007		2006
Balance at End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$4,930	83.8%	$3,848	83.7%	$3,180	89.7%
Specific allowance	-	0.0%	-	0.0%	166	4.7%
Unallocated allowance	951	16.2%	750	16.3%	197	5.6%
Total	$5,881	100.0%	$4,598	100.0%	$3,543	100.0%

	As of December 31,
	2005		2004
Balance of End of Period Applicable to	Amount	% of Allowance to Total	Amount	% of Allowance to Total
	(dollars in thousands)
Formula allowance	$2,759	90.5%	$2,245	85.4%
Specific allowance	291	9.5%	345	13.1%
Unallocated allowance	-	0.0%	36	1.4%
Total	$3,050	100.0%	$2,626	100.0%

Investment Activities

Our investment policy as established by our board of directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities.  Specifically, our policies limit investments to U.S. government securities, federal agency-backed securities, non-government guaranteed mortgage-backed securities (“MBS”), municipal bonds, and corporate bonds.

Our investment securities portfolio amounted to $70.9 million at December 31, 2008, as compared to $73.0 million at December 31, 2007.  As of December 31, 2008, the portfolio consisted of $148,000 in U.S. Treasuries, $37.9 million in government sponsor entities (“GSE”) MBS, $23.5 million of private label MBS, $12.7 million of FHLB stock, and $1.6 million of Federal Reserve Bank stock.  In addition, $34.0 million of the GSE securities have been pledged as collateral for the Bank’s $28.5 million of inverse putable reverse repurchase agreements.

In June 2008, the Bank redeemed its shares in two AMF mutual funds it owned and received a pro rata distribution in kind of the securities held by the mutual funds.  The managers of the mutual funds had limited redemptions to payment-in-kind only and did not permit the owners of the funds to redeem their shares for cash. In aggregate, the Bank received cash of $2.9 million and 160 securities with a market value totaling $21.3 million. The Bank’s redemption of its shares in the mutual funds resulted in a charge to earnings of approximately $3.6 million (pre-tax).  The charge is the difference between the total purchase price of $27.7 million, paid by the Bank for the mutual funds and the market value of the cash and securities of $24.1 million at the close of business on June 18, 2008. Additionally, in December 2008 the Bank took an other-than-temporary impairment (“OTTI”) charge of $1.3 million on 19 of the private-label MBSs that it received in the redemption of its shares in the mutual funds.

Below is a table of our securities by security type further separated by rating agency grade as of December 31, 2008:

		At December 31, 2008
Security Type	Ratings	Number	Face Value	Book Value	Market Value	Unrealized Gain/(Loss)
		(dollars in thousands)
US Government	AAA	2	$146	$148	$167	$19
Government Sponsored Agency	AAA	62	38,307	37,887	38,853	966
Private Label
Investment Grade	AAA	39	15,002	14,871	12,415	(2,456)
Investment Grade	AA/A	31	6,140	5,665	3,549	(2,116)
Non-investment Grade *	Below BBB	16	3,166	2,735	1,435	(1,300)
Permanently Impaired	Below BBB	19	2,546	187	187	-
		169	$65,307	$61,493	$56,606	$(4,887)

* Non-investment grade includes all ratings below BBB.

    The following table sets forth certain information regarding the amortized costs and carrying values of the Company's securities at the dates indicated:

	2008		2007
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value
	(in thousands)
Available for sale:
US Treasury Notes	$148	$167	$-	$-
Mortgage-backed securities	61,345	56,439	29,719	29,753
Mutual funds	-	-	27,719	26,485
Total securities available for sale	61,493	56,606	57,438	56,238
FHLB Stock	12,731	12,731	15,204	15,204
Federal Reserve Bank Stock	1,599	1,599	1,600	1,600
Total securities	$75,823	$70,936	$74,242	$73,042

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2008.

	At December 31, 2008
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Available for sale:
US Treasury Notes	$-	0.00%	$81	3.53%	$86	4.15%	$-	0.00%	$167	3.85%
Mortgage-backed securities	-	0.00%	3	5.97%	1,869	5.38%	54,567	6.23%	$56,439	6.20%
Total available for sale	$-	0.00%	$84	3.61%	$1,955	5.33%	$54,567	6.23%	$56,606	6.19%
FHLB Stock (a)	$12,731	0.00%	$-	0.00%	$-	0.00%	$-	0.00%	$12,731	0.00%
Federal Reserve Bank Stock	$1,599	6.00%	$-	0.00%	$-	0.00%	$-	0.00%	1,599	6.00%
Total securities	$14,330	0.67%	$84	3.61%	$1,955	5.33%	$54,567	6.23%	$70,936	5.08%

(a) FHLB of San Francisco has declared that it will not pay a dividend for fourth quarter of 2008. The FHLB’s Board of Directors stated that they will continue to monitor their OTTI issue, their overall financial performance, and developments in the financial markets as the basis for determining the status of dividends in future quarters.

Sources of Funds

General. Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Bank’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Bank offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our six branch network in Southern California.  The Bank’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit.  Total deposits at December 31, 2008 were $457.1 million, as compared to $386.7 million at December 31, 2007.  For the year ended December 31, 2008, certificates of deposit constituted 76.3% of total average deposits.  The terms of the fixed-rate certificates of deposit offered by the Bank vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2008, the Bank had $359.2  million of certificate of deposit accounts maturing in one year or less.

The Bank relies primarily on customer service, marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Bank’s ability to attract and retain deposits.  Additionally, the Bank will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  During 2008, the Bank decreased the amount of wholesale and broker deposits by $12.8 million to $27.1 million, respectively.

The following table presents the deposit activity of the Bank for the years ended December 31:

	2008	2007	2006
	(in thousands)
Net (withdrawals) deposits	$45,820	$32,755	$(613)
Interest credited on deposit accounts	24,573	14,531	12,126
Total increase in deposit accounts	$70,393	$47,286	$11,513

At December 31, 2008, the Bank had $181.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)
Three months or less	$57,071	3.55%
Over three months through 6 months	83,361	3.82%
Over 6 months through 12 months	35,121	3.90%
Over 12 months	5,474	3.72%
Total	$181,027	3.75%

The following table sets forth the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented:

	For the Year Ended December 31,
	2008			2007			2006
		% of Total	Weighted		% of Total	Weighted		% of Total	Weighted
	Average	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
	(dollars in thousands)
Passbook accounts	$14,847	3.61%	2.90%	$3,336	0.91%	2.51%	$2,600	0.81%	0.55%
Money market accounts	30,532	7.42%	2.52%	39,782	10.86%	3.51%	39,128	12.13%	3.44%
Checking accounts	51,538	12.52%	0.47%	51,102	13.94%	0.60%	49,441	15.32%	0.63%
Sub-total	96,917	23.55%	1.49%	94,220	25.72%	1.88%	91,169	28.26%	1.83%
Certificate of deposit accounts:
Three months or less	10,282	2.50%	3.91%	17,038	4.65%	5.15%	9,072	2.81%	4.89%
Four through 12 months	266,415	64.74%	4.20%	226,834	61.92%	5.18%	163,802	50.79%	4.55%
13 through 36 months	30,955	7.52%	3.86%	16,693	4.56%	4.35%	43,093	13.36%	3.75%
37 months or greater	6,951	1.69%	3.98%	11,611	3.17%	4.28%	15,453	4.79%	4.39%
Total certificate of deposit accounts	314,603	76.45%	4.15%	272,176	74.28%	5.09%	231,420	71.74%	4.40%
Total average deposits	$411,520	100.00%	3.52%	$366,396	100.00%	4.26%	$322,589	100.00%	3.67%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the date indicated and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2008:

	Period to Maturity from December 31, 2008
	Less than	One to	Two to	Three to	Four to	More than
	One Year	Two Years	Three Years	Four Years	Five Years	Five Years	Total
	(in thousands)
Certificate of deposit accounts
0.50 to 2.00%	$42	$41	$9	$2	$-	$34	$128
2.01 to 3.00%	22,524	1,316	107	21	106	137	24,211
3.01 to 4.00%	231,619	1,258	192	2	22	14	233,107
4.01 to 5.00%	106,259	2,349	685	301	131	2	109,727
5.01 to 6.00%	359	160	180	157	163	442	1,461
6.01 to 7.00%	53	17	37	21	4	-	132
7.01 to 8.00%	74	-	-	-	-	-	74
Total	$360,930	$5,141	$1,210	$504	$426	$629	$368,840

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Bank.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Bank is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Bank has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $339.2 million as of December 31, 2008.  At December 31, 2008, the Bank had FHLB advances outstanding totaling $181.4 million with a weighted average interest rate of 3.92%, of which $178.0 million were term advances with a weighted average remaining maturity of 0.9 years and a weighted average interest rate of 3.99%.

Borrowings.  The Bank maintains lines of credit totaling $35.0 million with five correspondent banks to purchase federal funds as business needs dictate.  Federal funds purchased are short-term in nature and utilized to meet short-term funding needs. As of December 31, 2008, we had no outstanding balance with any of our correspondent banks. Additionally, in 2008 the Bank entered into three inverse putable reverse repurchase agreements (the “repurchase agreements”) totaling $28.5 million with a weighted average interest rate of 1.92% as of December 31, 2008 secured by GSE MBS totaling $34.0 million. The terms of each repurchase agreements is for 10 years with the buyers of the repurchase agreements having the option to terminate the repurchase agreements after the fixed interest rate period has expired. The interest rates remain fixed for the first year on $20.0 million of the repurchase agreements and for two years on the remaining $8.5 million repurchase agreement. After the fixed interest period expires the interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million repurchase agreement, 3.47% on the other $10.0 million repurchase agreement, and 3.45% on the $8.5 million repurchase agreement.

    Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 7.57% as of December 31, 2008.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
FHLB advances
Average balance outstanding	$236,494	$285,577	$297,441
Maximum amount outstanding at any month-end during the year	303,500	310,700	319,200
Balance outstanding at end of year	181,400	297,300	300,300
Weighted average interest rate during the year	4.24%	5.06%	4.79%

Debentures
Average balance outstanding	$10,310	$10,310	$10,310
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate during the year	6.29%	7.97%	7.77%

Other borrowings and lines of credit
Average balance outstanding	$14,787	$5,172	$1,833
Maximum amount outstanding at any month-end during the year	28,500	31,500	16,191
Balance outstanding at end of year	28,500	665	16,191
Weighted average interest rate during the year	1.80%	5.48%	5.86%

Total borrowings
Average balance outstanding	$261,591	$301,059	$309,584
Maximum amount outstanding at any month-end during the year	342,310	352,510	345,701
Balance outstanding at end of year	220,210	308,275	326,801
Weighted average interest rate during the year	4.19%	5.16%	4.89%

Subsidiaries

As of December 31, 2008, we had two subsidiaries, the Bank, which did not have any subsidiaries at December 31, 2008, and PPBI Trust I, which is not consolidated for reporting purposes.

Personnel

As of December 31, 2008, we had 91 full-time employees and three part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

In addition to other local community banks, our competitors include commercial banks, savings banks, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software.  Strong competition for deposit and loan products affects the rates of those products, as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.

Technological innovations have also resulted in increased competition in the financial services market.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches.  The sources of competition in such products include commercial banks, as well as credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries and mortgage banking firms.

In order to compete with these other institutions, the Company primarily relies on local promotional activities, personal relationships established by officers, directors and employees of the Company and specialized services tailored to meet the individual needs of the Company’s customers.

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under state and federal law.  Various requirements and restrictions under state and federal law affect our operations and regulations regulate many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Further, we are required to maintain certain levels of capital. See “Capital Requirements” in this Section below.  The following is a summary of certain statutes and rules applicable to us. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and are not intended to be an exhaustive description of all applicable statutes and regulations.

As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”). As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy. The Federal Reserve, under the BHCA, has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As a California state-chartered commercial bank, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  In general terms, insurance coverage is currently unlimited for non-interest bearing transaction accounts and up to $250,000 per owner for all other accounts.  Although this level of insurance is scheduled to revert to $100,000 on January 1, 2010, there is pending legislation that would make this increase permanent (although there can be no assurance the legislation will indeed pass).   As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

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

Capital Requirements.  The federal banking agencies have adopted regulations establishing minimum capital adequacy requirements for banking organizations. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Under Federal Reserve regulations, the minimum ratio of total capital to risk-adjusted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.

The regulatory capital requirements, as well as the actual capital ratios for the Company as of December 31, 2008, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof. See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof. As of December 31, 2008, both the Bank and the Corporation were considered well capitalized for regulatory purposes.

Under applicable regulatory guidelines, the Corporation’s trust preferred securities issued by our subsidiary capital trust qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2008, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier I capital.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.

In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan.  The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.  The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan.  In addition to requiring undercapitalized institutions to submit a capital restoration plan, bank regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. A regulator has limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible shareholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.

As of December 31, 2008, the Bank was “well capitalized” according to the guidelines as generally discussed above.

Dividends.  Dividends from the Bank will constitute the principal source of income to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends.  In addition, the banking regulators have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank’s deposits are insured by the FDIC through the DIF.  In general terms, insurance coverage is currently unlimited for non-interest bearing transaction accounts and up to $250,000 per owner for all other accounts.  Although this level of insurance is scheduled to revert to $100,000 on January 1, 2010, there is pending legislation that would make this increase permanent (although there can be no assurance the legislation will indeed pass).  As an insured depository institution, the Bank is required to pay risk-based deposit insurance premiums imposed by the FDIC based upon a risk classification system established by the FDIC.  In general, banks with higher levels of regulatory capital and a lower degree of supervisory concern, as determined by the FDIC, are assessed lower rates than banks with lower levels of regulatory capital or a higher degree of supervisory concern.

On December 16, 2008, the FDIC approved a final rule to raise the risk-based deposit insurance assessment rates uniformly by seven basis points for the first quarter of 2009 assessment period beginning on January 1, 2009. On February 26, 2009, the FDIC approved a final rule to raise the assessment rates for the second quarter of 2009 assessment period beginning on April 1, 2009 and subsequent assessment periods.  This scheme will require institutions determined to be riskier to pay higher assessment rates based on classification into one of four risk categories.  Institutions that are rated in the category with the lowest risk will see their initial base rates increase to between 12 and 16 basis points.

Based upon currently proposed but not yet enacted FDIC rules, the Bank will be required to pay additional deposit insurance premiums (which will be applicable to all insured deposit institutions) in addition to the risk-based deposit insurance premiums.  On February 26, 2009, the FDIC adopted an interim rule to impose a one-time 20 basis point emergency special assessment effective on June 30, 2009 and to be collected on September 30, 2009.  Based on our most recent deposit insurance assessment base, the emergency special assessment of 20 basis points, if implemented, would increase our deposit insurance premiums by approximately $1.0 million in 2009.  The FDIC has indicated in recent press reports that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the Department of the Treasury (the “Treasury”) to $100 billion.  In addition, the FDIC has indicated in a press release on March 17, 2009, although no formal rule has been proposed, that it should be able to “meaningfully reduce” the emergency special assessment in connection with its approval to extend the debt guarantee portion of the Temporary Liquidity Guarantee Program and impose certain surcharges thereunder.  Also on February 26, 2009, the FDIC adopted another interim rule to have the option to impose a further special assessment of up to 10 basis points on an institution’s deposit insurance assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessments are collected.  This assessment will be imposed if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors.  These interim rules are subject to change and may or may not be enacted.

The ultimate goal of the increase in assessment rates and the proposed special assessments is to restore the DIF ratio to a minimum of 1.15 percent within the next seven years.   Given the enacted increases in and proposed additional assessments applicable to insured depository institutions in 2009, we anticipate that our FDIC insurance premiums will be significantly higher in 2009 compared to 2008 and could materially affect our financial condition and cash flows.

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

In addition to the assessment for deposit insurance, the Bank, as a former member of the Savings Association Insurance Fund, also pays assessments towards the retirement of the Financing Corporation Bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until these bonds mature in 2017.  This payment is established quarterly and during the year ending December 31, 2008, averaged 1.12 basis points of assessable deposits.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulators.

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2008, the Bank’s limit on aggregate secured and unsecured loans-to-one-borrower was $17.0 million and $10.0 million, respectively. At December 31, 2008, the Bank’s largest aggregate outstanding balance of loans-to-one borrower, in secured loans, was $15.7 million.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed above). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The prescribed loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment.  There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of the FRA. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  The Federal Reserve Board has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions.  Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank.  We are considered to be an affiliate of the Bank.

Standards for Safety and Soundness. The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, the FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking regulators may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Federal Reserve System.  Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts).  At December 31, 2008, the Bank maintained compliance with the foregoing requirements.

Cross-Guarantee Provisions.  Insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Based on its last CRA examination, the Bank received a “satisfactory” rating.

Bank Secrecy Act and Money Laundering Control Act. In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the U.S. in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”).  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”), including us.

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

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which, among other measures, authorized the Secretary of the Treasury to establish TARP.  Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, MBS and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  In addition, under TARP, the Treasury created the Capital Purchase Plan, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which is intended, among other things, to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting dislocations in the financial markets.  ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions that participate in TARP programs.

Comprehensive Financial Stability Plan of 2009.    On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA.  Elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.  In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected.  The Company is not subject to this comprehensive stress test.  Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

Federal and State Taxation

    The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Bank has not been audited by the IRS. For its 2008 taxable year, the Bank is subject to a maximum federal and state income tax rate of 34% and 10.84%, respectively.

ITEM 1A. RISK FACTORS

Risk Factors

Ownership of our common stock involves risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business.  If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected.

The current economic environment poses significant challenges for the Company and could adversely affect our financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in economic conditions in the Company’s markets could drive losses beyond that which is provided for in our allowance for loan losses.  The Company may also face the following risks in connection with these events:

•
Economic conditions that negatively affect real estate values and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company’s loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
•
The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•
The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•
The Company expects to face increased regulation of its industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

    As these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition.

Deteriorating economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in Southern California.  As a result, the continued deterioration in economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  The significant decline in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California.  As of December 31, 2008, approximately 89.6% of our loan portfolio consisted of loans secured by real estate located in Southern California.  As real estate values continue to decline, especially in Southern California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

We may be unable to successfully compete in our industry.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits.  Competition in originating loans comes primarily from other banks and mortgage companies that make loans in our primary market areas.  We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.  In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers.  Many of these financial institutions are also significantly larger and have greater financial resources than we have, and have established customer bases and name recognition.  We compete for loans principally on the basis of interest rates and loan fees, the types of loans that we originate and the quality of service that we provide to our borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete.  If we are not able to effectively compete in our market area, our profitability may be negatively affected.

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

    We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses, as well as, any other losses inherent in our loan portfolio.  However, changes in economic, operating and other conditions, including the sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.  In addition, the Federal Reserve and the DFI, as part of their supervisory function, periodically review our allowance for loan losses.  Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by them could also adversely affect our financial condition and results of operations.

Upon exercise of warrants for our common stock shareholders will experience significant dilution in their shares of common stock.

We have warrants representing the right to purchase 1,166,400 shares of our common stock at an exercise price of $0.75 per share were outstanding as of December 31, 2008.  The aggregate number of shares of our common stock subject to these warrants represents approximately 19.2% of our issued and outstanding shares as of December 31, 2008.  The trading price of our common stock has been significantly higher than $0.75 per share for the last three fiscal years and at December 31, 2008, the closing price of our common stock was $4.00 per share.  Upon exercise of the Warrant, existing shareholders will experience significant dilution of the shares of our common stock that they hold.

Adverse outcomes of litigation against us could harm our business and results of operations.

We are currently involved in litigation involving the prior management’s origination and sale of subprime mortgages, as well as other actions arising in the ordinary course of our business.  A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Instead, we intend to reinvest our earnings in our business.  In addition, in order to pay cash dividends to our shareholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. Additionally, while the Federal Reserve has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction. Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $9.4 million at December 31, 2008.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented through the Federal Reserve System, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law.  Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions.  There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its Common Stock.  In addition, current initiatives of President Obama’s Administration and the possible enactment of recently proposed bankruptcy legislation may adversely affect the Company’s financial condition and results of operations.

There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  In addition, current initiatives of President Obama’s Administration, the possible enactment of recently proposed bankruptcy legislation, and the current level of foreclosure activities, may result in increased charge-offs which could materially and adversely affect our financial condition and results of operations.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.
Such additional regulation and supervision may increase the Company’s costs and limit its ability to pursue business opportunities.  The affects of such recently enacted, and proposed, legislation and regulatory programs on the Company cannot reliably be determined at this time.

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

These provisions in our Certificate of Incorporation and Bylaws could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

We are dependent on our key personnel

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our new business strategy.  In addition, we rely upon the services of John Shindler, our Executive Vice President and Chief Financial Officer, Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  On December 19, 2007, we entered into a three year employment agreement with Mr. Gardner and the Bank entered into three-year employment agreements with each of Messrs. Shindler and Wilcox. We do not maintain key-man life insurance on any employee other than Messrs Gardner and Shindler.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company;
•	Exposure to potential asset quality issues of the target company;
•	Difficulty and expense of integrating the operations and personnel of the target company;
•	Potential disruption to our business;
•	Potential diversion of management’s time and attention;
•	The possible loss of key employees and customers of the target company;
•	Difficulty in estimating the value of the target company; and
•	Potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2008

Corporate Headquarters:
1600 Sunflower Ave
Costa Mesa, CA 92626	Owned (a)	2002	N.A.	$3,352,000

Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$395,000

Branch Office:
19011 Magnolia Avenue
Huntington Beach, CA 92646	Owned (b) (c)	2005	2023	$1,429,000

Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$24,000

Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$298,000

Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$746,000

(a) We lease to three tenants approximately 11,050 square feet of the 36,159 square feet of our corporate headquarters for $20,115 per month.
(b) The building is owned, but the land is leased on a long-term basis.
(c) We lease to two tenants approximately 2,724 square feet of the 9,937 square feet of our Huntington Beach branch for $8,784 per month.

All of our existing facilities are considered to be adequate for our present and anticipated future use.  In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

In February 2004, the Bank was named in a class action lawsuit titled “James Baker v. Century Financial, et al”, alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest thereon, the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans and punitive damages.  In March 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006. The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

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

As of March 26, 2009, there were approximately 1,100 holders of record of the common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

	Sale Price of Common Stock
	High	Low
2007
First Quarter	$12.35	$10.80
Second Quarter	$10.88	$9.80
Third Quarter	$10.99	$10.02
Fourth Quarter	$11.73	$6.91

2008
First Quarter	$8.55	$5.97
Second Quarter	$8.37	$5.11
Third Quarter	$6.21	$3.61
Fourth Quarter	$5.25	$3.40

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the Nasdaq Composite Index (U.S. companies) and the Nasdaq Bank Stocks Index from December 31, 2003 through December 31, 2008.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2003.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/2003	12/3/2004	12/31/2005	12/31/2006	12/30/2007	12/29/2008
Pacific Premier Bancorp, Inc.	$100.00	$119.57	$106.40	$109.83	$62.31	$36.07
Nasdaq Bank Stocks Index	$100.00	$114.44	$111.80	$125.47	$99.45	$72.51
Nasdaq Composite Index	$100.00	$108.84	$111.16	$122.11	$132.42	$63.80

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

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2007, our board of directors authorized the management of the Corporation to repurchase up to 600,000 shares of the Corporation’s issued and outstanding common stock on a negotiated, non-open market basis by dealing directly with investment bankers representing shareholders of larger blocks of the stock.  At December 31, 2008, the Corporation had purchased 332,837 shares pursuant to that authorization.  The following table summarizes purchase activity for the year of 2008:

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program (1)

Jan-08	-	$-	-	527,200
Feb-08	-	-	-	527,200
Mar-08	234,704	8.00	234,704	292,496
Apr-08	-	-	-	292,496
May-08	25,000	7.54	25,000	267,496
Jun-08	-	-	-	267,496
Jul-08	-	-	-	267,496
Aug-08	-	-	-	267,496
Sep-08	-	-	-	267,496
Oct-08	-	-	-	267,496
Nov-08	333	4.28	333	267,163
Dec-08	-	-	-	267,163
Total/Average	260,037	$7.95	260,037	267,163

(1) As of December 31, 2008

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein (dollars in thousands, except ratios and per share data):

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Interest income	$46,522	$49,432	$44,128	$33,707	$23,223
Interest expense	25,404	31,166	27,003	16,571	7,817
Net interest income	21,118	18,266	17,125	17,136	15,406
Provision for loan losses	2,241	1,651	531	349	705
Net interest income after provision for loans losses	18,877	16,615	16,594	16,787	14,701
Net gains from loan sales	92	3,720	3,697	590	105
Other noninterest income	(2,264)	2,639	2,818	3,540	4,141
Noninterest expense	15,964	17,248	15,231	12,260	11,234
Income before income tax provision	741	5,726	7,878	8,657	7,713
Income tax provision (1)	33	2,107	450	1,436	972
Net income	$708	$3,619	$7,428	$7,221	$6,741
Share Data:
Net income per share:
Basic	$0.14	$0.70	$1.41	$1.37	$1.28
Diluted	$0.11	$0.55	$1.11	$1.08	$1.02
Weighted average common shares outstanding:
Basic	4,948,359	5,189,104	5,261,897	5,256,906	5,256,334
Diluted	6,210,387	6,524,753	6,684,915	6,658,240	6,622,735
Book value per share (basic)	$11.74	$11.77	$11.03	$9.67	$8.37
Book value per share (diluted)	$9.60	$9.69	$9.16	$8.09	$7.08
Selected Balance Sheet Data:
Total assets	$739,956	$763,420	$730,874	$702,696	$543,124
Securities and FHLB stock	70,936	73,042	77,144	49,795	44,844
Loans held for sale, net (2)	668	749	795	456	532
Loans held for investment, net (2)	622,470	622,114	604,304	602,937	469,822
Allowance for loan losses	5,881	4,598	3,543	3,050	2,626
Mortgage servicing rights	-	-	-	-	12
Total deposits	457,128	386,735	339,449	327,936	288,887
Borrowings	209,900	297,965	316,491	318,145	206,710
Total stockholders' equity	57,548	60,750	58,038	50,542	44,028
Performance Ratios: (3)
Return on average assets (4)	0.09%	0.50%	1.07%	1.18%	1.61%
Return on average equity (5)	1.19%	6.03%	13.47%	15.17%	16.37%
Average equity to average assets	7.96%	8.16%	7.94%	7.78%	9.86%
Equity to total assets at end of period	7.78%	7.96%	7.94%	7.19%	8.11%
Average interest rate spread (6)	2.81%	2.44%	2.39%	2.70%	3.66%
Net interest margin (7)	2.99%	2.63%	2.58%	2.88%	3.82%
Efficiency ratio (8)	83.70%	69.87%	64.26%	57.72%	57.21%
Average interest-earning assets to average interest-bearing liabilities	105.01%	104.20%	104.83%	106.41%	108.02%
Capital Ratios (9):
Tier 1 capital to adjusted total assets	8.71%	8.81%	8.38%	7.79%	9.09%
Tier 1 capital to total risk-weighted assets	10.71%	10.68%	10.94%	11.21%	13.00%
Total capital to total risk-weighted assets	11.68%	11.27%	11.55%	11.78%	13.59%
Capital Ratios (10):
Tier 1 capital to adjusted total assets	8.99%	9.51%	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	11.11%	11.54%	N/A	N/A	N/A
Total capital to total risk-weighted assets	12.07%	12.29%	N/A	N/A	N/A
Asset Quality Ratios:
Nonperforming loans, net, to total loans (11)	0.83%	0.67%	0.09%	0.25%	0.45%
Nonperforming assets, net as a percent of total assets (12)	0.71%	0.64%	0.10%	0.24%	0.46%
Net charge-offs to average total loans	0.34%	0.37%	0.01%	(0.01)%	0.02%
Allowance for loan losses to total loans at period end	0.94%	0.73%	0.58%	0.50%	0.56%
Allowance for loan losses as a percent of nonperforming loans at period end (11)	113.10%	109.48%	558.83%	180.79%	110.77%

----------------------------------
(1)	In the years ended December 31, 2006 and December 31, 2005, we reversed $2.4 million and $1.6 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.
(2)	Loans are net of the allowance for loan losses and deferred fees.
(3)	All average balances consist of average daily balances.
(4)	Net income divided by total average assets.
(5)	Net income divided by average stockholders' equity.
(6)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(7)	Represents net interest income as a percent of average interest-earning assets.
(8)	Represents the ratio of noninterest expense less (gain) loss on foreclosed real estate to the sum of net interest income before provision for loan losses and total noninterest income.
(9)	Calculated with respect to the Bank.
(10)	Calculated with respect to the Company. Years prior to 2007 are not applicable due to change in the Bank’s charter to that of a commercial bank in 2007.
(11)	Nonperforming loans consist of loans past due 90 days or more or on loans where, in the opinion of management, there is reasonable doubt as to the collectability.
(12)	Nonperforming assets consist of nonperforming loans (see footnote 11 above) and foreclosed other real estate owned.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2009, the Bank expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Bank’s market area.  The Bank’s ability to originate and purchase loans is influenced by the general level of product available.  The Bank’s results of operations are also affected by the Bank’s provision for loan losses and the level of operating expenses. The Bank’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements in Item 8 hereof. The Company’s significant accounting policies are described in the Note 1 to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

We believe that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that are most susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements in Item 8 hereof.

Average Balance Sheet

The following tables set forth certain information relating to the Company for the years ended December 31, 2008, 2007, and 2006.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis. The yields and costs include fees, which are considered adjustments to yields.
	For the Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents (1)	$7,288	$34	0.47%	$432	$78	18.06%	$602	$126	20.93%
Federal funds sold	1,081	22	2.04%	1,448	72	4.97%	1,123	54	4.81%
Investment securities (2)	80,906	4,365	5.40%	76,080	4,010	5.27%	53,519	2,654	4.96%
Loans receivable, net (3)	617,569	42,101	6.82%	617,528	45,272	7.33%	607,439	41,294	6.80%
Total interest-earning assets	706,844	46,522	6.58%	695,488	49,432	7.11%	662,683	44,128	6.66%
Noninterest-earning assets	32,612			39,326			31,893
Total assets	$739,456			$734,814			$694,576
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$96,917	1,448	1.49%	$94,220	1,773	1.88%	$91,169	1,669	1.83%
Certificate accounts	314,603	13,005	4.13%	272,176	13,848	5.09%	231,420	10,185	4.40%
Total interest-bearing deposits	411,520	14,453	3.51%	366,396	15,621	4.26%	322,589	11,854	3.67%
FHLB advances and other borrowings	251,281	10,302	4.10%	290,749	14,723	5.06%	299,274	14,348	4.79%
Subordinated debentures	10,310	649	6.29%	10,310	822	7.97%	10,310	801	7.77%
Total interest-bearing liabilities	673,111	25,404	3.77%	667,455	31,166	4.67%	632,173	27,003	4.27%
Noninterest-bearing liabilities	7,495			7,363			7,253
Total liabilities	680,606			674,818			639,426
Stockholders' equity	58,850			59,996			55,150
Total liabilities and equity	$739,456			$734,814			$694,576
Net interest income		$21,118			$18,266			$17,125
Net interest rate spread (4)			2.81%			2.44%			2.39%
Net interest margin (5)			2.99%			2.63%			2.58%
Ratio of interest-earning assets to interest-bearing liabilities			105.01%			104.20%			104.83%

----------
(1)	Includes interest on float from cash disbursements.
(2)	Includes unamortized discounts and premiums.
(3)
Amount is net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses and includes loans held for sale and nonperforming loans.  Loan fees were approximately $929,000, $847,000, and $1.1 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

(4)	Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate Volume Analysis.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in interest rates (changes in interest rates multiplied by prior volume); and (iii) the net change.  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to			Compared to
	Year Ended December 31, 2007			Year Ended December 31, 2006
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$102	$(146)	$(44)	$(32)	$(16)	$(48)
Federal funds sold	(14)	(36)	(50)	17	1	18
Investment securities	259	96	355	1,180	176	1,356
Loans receivable, net	3	(3,174)	(3,171)	695	3,283	3,978
Total interest-earning assets	350	(3,260)	(2,910)	1,860	3,444	5,304
Interest-bearing liabilities:
Interest-bearing deposits	49	(374)	(325)	57	47	104
Retail certificates of deposit	1,847	(2,140)	(293)	1,942	1,721	3,663
Wholesale/brokered certificates of deposit	132	(682)	(550)
Borrowings	(1,840)	(2,581)	(4,421)	(416)	791	375
Subordinated debentures	-	(173)	(173)	-	21	21
Total interest-bearing liabilities	188	(5,950)	(5,762)	1,583	2,580	4,163
Changes in net interest income	$162	$2,690	$2,852	$277	$864	$1,141

Comparison of Operating Results for the Year Ended December 31, 2008 and December 31, 2007

General. For the year ended December 31, 2008, the Company reported net income of $701,000 or $0.11 per diluted share, compared with net income of $3.6 million or $0.55 per diluted share for the same period in 2007.  The $2.9 million, or 80.6%, decrease in net income in 2008 compared to 2007 was primarily the result of a charge of $3.6 million (pre-tax), or $0.34 per diluted shares (after-tax), associated with the termination of the mutual funds investment held by the Bank and of an other-than-temporary impairment (“OTTI”) charge of $1.3 million, or $0.13 per diluted share (after-tax), that was recorded on private label MBSs that the Bank received when it redeemed its shares in the mutual funds in the second quarter of 2008.

Interest Income. Interest income for the year ended December 31, 2008 was $46.5 million, compared to $49.4 million for the year ended December 31, 2007. The decrease of $2.9 million, or 5.9%, is primarily due to interest income on loans receivable decreasing $3.1 million to $42.1 million for the year ended December 31, 2008 from $45.3 million for the year ended December 31, 2007. The decrease in interest income on loans was primarily the result of a decrease in the average yield of 0.51% from 7.33% in 2007 to 6.82% in 2008.  The decrease in loan yield is primarily due to the re-pricing of our short-term adjustable-rate income property loans as general market interest rates in the marketplace have declined during 2008.

Interest Expense. Interest expense for the year ended December 31, 2008 was $25.4 million, compared to $31.2 million for the year ended December 31, 2007. The $5.8 million, or 18.5%, decrease was primarily due to a decrease of 93 basis points in the average cost of interest-bearing liabilities resulting from the lower interest rate environment during 2008.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income and net interest margin are affected by several factors including: (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans and securities, and our deposits and borrowings, and (3) the magnitude of our non-interest earning assets, including non-accrual loans and foreclosed real estate.

Net interest income before provision for loan losses was $21.1 million and $18.3 million for the years ended December 31, 2008 and 2007, respectively.

Provision for Loan Losses.  The provision for loan losses increased to $2.2 million for the year ended December 31, 2008 from $1.7 million for the year ended December 31, 2007.  The increase in the current year provision of $590,000 million, or 35.7%, for loan losses was primarily due to increases in the Bank’s net charge-off of $370,000 and its unallocated allowance of $201,000.  Net charge-offs in 2008 were $966,000 compared to $596,000 for 2007. The increase in the unallocated allowance is attributable to management’s expectation that, with the weakening economy and the constraints on the financial markets, our borrowers and their businesses and/or the collateral securing our loans could be adversely impacted and this may affect our borrowers’ ability to repay their loans.

Noninterest Income.  Noninterest income was a loss $2.2 million for the year ended December 31, 2008, compared to income of $6.4 million for the year ended December 31, 2007.  The decrease of $8.5 million, or 134.2%, was primarily due to the aforementioned $1.3 million OTTI charge, the loss of $3.6 million from the sale of the mutual fund investments and a decrease in income generated by loan sales of $3.6 million, compared to the same period in 2007.

Noninterest Expense. Noninterest expense for the year ended December 31, 2008 was $16.0 million compared to $17.2 million for the year ended December 31, 2007.  The $1.2 million, or 7.4%, decrease in noninterest expense was principally due to decreases in compensation and benefits of $1.5 million and legal and audit expenses of $204,000 in 2008 compared to 2007.  The decrease in compensation and benefits for the year is attributable primarily to management’s staff reductions, which occurred during the fourth quarter of 2007 and in the first quarter of 2008.  The reductions in staff were in connection with the Bank’s overall lower loan production levels in 2008 as compared to 2007.  The number of full-time equivalent employees at the Bank at December 31, 2008 was 93 compared to 105 at December 31, 2007. The decrease in legal expense is primarily due to a lawsuit that was settled in June 2007 that cost the Bank a total of $250,000 in legal and settlement fees during the year of 2007, with no such expense in 2008.

Income Taxes.  The provision for income taxes decreased to $33,000 for the year ended December 31, 2008 compared to $2.1 million for the year ended December 31, 2007.  The Company had income before income taxes of $734,000 for the year ended December 31, 2008 compared to income before income taxes of $5.7 million for the year ended December 31, 2007.

Comparison of Operating Results for the Year Ended December 31, 2007 and December 31, 2006

General. For the year ended December 31, 2007, the Company reported net income of $3.6 million or $0.55 per diluted share, compared with net income of $7.4 million or $1.11 per diluted share for the same period in 2006.  The $3.8 million, or 51.3%, decrease in net income in 2007 compared to 2006 was primarily the result of increases in the provision for loan losses and compensation and benefit expense of $1.1 million and $1.2 million, respectively, as well as the reversal of the valuation allowance for deferred taxes in 2006 of $2.4 million.

For both the years ended December 31, 2007 and 2006 the Bank’s gain on loan sales was $3.7 million. During 2007 and 2006, the Bank sold loans secured by multi-family properties totaling $232.2 million and $196.6 million, respectively, for a gain on sale of $3.6 million and $3.4 million, respectively.  During the third quarter of 2007 there were changes in the secondary market for multi-family loans which have required the Bank to adjust its pricing on these product types. Additionally, the Southern California apartment market is seeing a significant slowdown in sales activity as a gap between buyer and seller expectations has created a “wait and see” market.    Due to the above changes in the multi-family loan market, we expect that future gains on loan sales to be substantially reduced or eliminated.

Interest Income. Interest income for the year ended December 31, 2007 was $49.4 million, compared to $44.1 million for the year ended December 31, 2006. The increase of $5.3 million, or 12.0%, is primarily due to interest income on loans receivable increasing $4.0 million to $45.3 million for the year ended December 31, 2007 from $41.3 million for the year ended December 31, 2006. The increase in interest income on loans was primarily the result of an increase in the average loan balance of $10.1 million from $607.4 million in 2006 to $617.5 million in 2007 combined with an increase of 53 basis points in the average yield on these loans from 6.80% for 2006 to 7.33% for 2007. The increase in loan yield is primarily due to the re-pricing of our short-term adjustable-rate income property loans and the origination of higher yielding loans during 2007.

Interest Expense. Interest expense for the year ended December 31, 2007 was $31.2 million, compared to $27.0 million for the year ended December 31, 2006. The $4.2 million, or 15.4%, increase primarily reflects an increase in the average balance of deposits of $43.8 million, during the year, combined with a 40 basis point increase in the average cost of interest-bearing liabilities that was due to a higher interest rate environment.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities.  Net interest income and net interest margin are affected by several factors including: (1) the level of, and the relationship between, the dollar amount of interest-earning assets and interest-bearing liabilities, (2) the relationship between repricing or maturity of our variable-rate and fixed-rate loans and securities, and our deposits and borrowings, and (3) the magnitude of our non-interest earning assets, including non-accrual loans and foreclosed real estate.  Net interest income before provision for loan losses was $18.3 million and $17.1 million for the years ended December 31, 2007 and 2006, respectively.

Provision for Loan Losses.  The provision for loan losses increased to $1.7 million for the year ended December 31, 2007 from $531,000 for the year ended December 31, 2006.  The increase in the current year provision of $1.1 million, or 210.9%, for loan losses was primarily due to an increase in the Bank’s net charge-off of $558,000, as well as an increase in the unallocated allowance of $553,000.  Net charge-offs in 2007 were $596,000 compared to $38,000 for 2006. In the fourth quarter of 2007, the Bank charged-off the unsecured portion of six SBA loans totaling $600,000 due to the deterioration of the clients’ businesses.  The increase in the unallocated allowance is due to the Bank’s management belief that the overall national economy is weakening and may affect our borrowers’ ability to repay their loans.

Noninterest Income.  Noninterest income was $6.4 million for the year ended December 31, 2007, compared to $6.5 million for the year ended December 31, 2006.  The decrease of $156,000, or 2.3%, was primarily due to a decrease in loan servicing income of $459,000 due to fewer prepayment penalties collected in 2007 compared to 2006.  Partially offsetting the decrease from loan servicing income was an increase in other income and bank fee income of $175,000 and $105,000, respectively.

Noninterest Expense. Noninterest expense for the year ended December 31, 2007 was $17.2 million compared to $15.2 million for the year ended December 31, 2006.  The $2.0 million, or 13.2%, increase in noninterest expense was principally due to increases in compensation and benefits of $1.2 million, legal and audit expenses of $184,000, and other expenses of $343,000 in 2007 compared to 2006.  The increase in compensation and benefits for the year is attributable primarily to the Bank’s branch expansion and the hiring of additional business bankers during the latter part of 2006 and the early part of 2007. During the fourth quarter of 2007, the Bank laid-off 10 employees due to the reduction in our loan volume. The number of employees at the Bank at December 31, 2007 was 105, compared to 106 at December 31, 2006.

Income Taxes.  The provision for income taxes increased to $2.1 million for the year ended December 31, 2007 compared to $450,000 for the year ended December 31, 2006.  The Company had income before income taxes of $5.7 million for the year ended December 31, 2007 compared to income before income taxes of $7.9 million for the year ended December 31, 2006.  In 2006, the Company eliminated its remaining valuation allowance for deferred taxes which reduced its provision by $2.4 million. The elimination of the deferred tax valuation allowance is due to management’s forecast of taxable earnings, based on assumptions regarding the Company’s growth in the near future.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets of the Company were $740.0 million as of December 31, 2008, compared to $763.4 million as of December 31, 2007.  The $23.4 million, or 3.1%, decrease in total assets is primarily due to a decrease in federal funds sold of $24.2 million.

Total liabilities of the Company were $682.4 million at December 31, 2008 compared to $702.7 million at December 31, 2007.  The $20.3 million, or 2.9%, decrease was primarily due to a decrease of $88.1 million in borrowings, which was partially offset by an increase in deposits of $70.4 million.  Total deposits at December 31, 2008 were $457.1 million compared to $386.7 million at December 31, 2007.

At December 31, 2008 and 2007, our stockholders’ equity amounted to $57.5 million and $60.7 million, respectively. The decrease of $3.2 million, or 5.3%, in stockholders’ equity is primarily due to the repurchase and retirement of 260,037 shares of common stock at a cost of $2.1 million, or at an average cost of $7.95 per share, and the decrease in accumulated adjustment to stockholder’s equity of $2.1 million due to the temporary decrease in value of our investment portfolio.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  Our average liquidity ratios were 10.86%, 9.98% and 7.20% for the years ended December 31, 2008, 2007, and 2006, respectively.  The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs.  Liquid assets of the Bank represented approximately 8.5%, 9.0% and 9.2%of total assets at December 31, 2008, 2007 and 2006, respectively.  At December 31, 2008, the Bank had five unsecured lines of credit with other correspondent banks totaling $35.0 million to purchase federal funds as business needs dictate.   We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets as of September 30, 2008 or $339.2 million, $181.4 million of which was outstanding as of December 31, 2008.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2008, we had approximately $508.4 million of loans pledged to secure FHLB borrowings.

  At December 31, 2008, we had zero in outstanding commitments to originate or purchase loans compared to zero and $685,000 at December 31, 2007 and 2006, respectively.

The Bank’s loan to deposit and borrowing ratio was 93.3%, 90.9% and 91.9% as of December 31, 2008, 2007 and 2006, respectively.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2008, totaled $360.9 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 20% of total assets, as a secondary source for funding.  At December 31, 2008, the balance of brokered time deposits was approximately $19.2 million.

The Corporation is a company separate and apart from the Bank that must provide for its own liquidity.  The Corporation’s primary sources of liquidity are dividends upstreamed from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation.  Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of a (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  The amount available for distribution from the Bank to the Corporation was approximately $9.4 million at December 31, 2008.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2008 and 2007, the Bank’s leverage capital amounted to $64.9 million and $65.3 million, respectively, and its risk-based capital amounted to $70.8 million and $69.9 million, respectively.  As a result, the Bank exceeded the capital levels required to be considered ‘‘well capitalized’’ at that date.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage ratio of 5% or greater to be considered ‘‘well capitalized.’’  At December 31, 2008, the Bank’s total risk-based capital, Tier 1 risk-based capital and leverage ratios were 11.68%, 10.71%, and 8.71%, respectively.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes our contractual obligations as of December 31, 2008:

		Payment Due by Period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations:
FHLB borrowings	$181,400	$118,400	$63,000	$-	$-
Other borrowings	28,500	-	-	-	28,500
Subordinated debentures	10,310	-	-	-	10,310
Certificates of deposit	-	-	-	-	-
Operating leases	-	-	-	-	-
Total contractual cash obligations	$220,210	$118,400	$63,000	$-	$38,810

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2008:
2008
(in thousands)
Other unused commitments:
Home equity lines of credit	$479
Commercial lines of credit	13,859
Other lines of credit	48
Standby letters of credit	2,162
Undisbursed construction funds	-
Total commitments	$16,548

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk given the Company’s business focus, operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by our board of directors through the establishment of prudent asset and liability concentration guidelines. Through such activities, management seeks to reduce the vulnerability of the Company’s operations to changes in interest rates.  Management monitors its interest rate risk as such risk relates to its operational strategies.  The Bank’s board of directors reviews on a quarterly basis the Bank’s asset/liability position, including simulations of the effect on the Bank’s capital in various interest rate scenarios.  The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.

Economic Value of Equity.  The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Bank’s economic value of equity (“EVE”) under alternative interest rate scenarios. The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities and off-balance sheet contracts under each rate scenario. An EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the EVE ratio, in basis points, caused by an increase or decrease in rates; whichever produces a larger decline (“Sensitivity Measure”). The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be.

The following table shows the EVE and projected change in the EVE of the Bank at December 31, 2008, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("BP"):

As of December 31, 2008
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$52,498	$4,625	9.7%	7.31%	76 BP
+200 BP	50,517	2,644	5.5%	7.00%	45 BP
+100 BP	48,923	1,050	2.2%	6.74%	19 BP
Static	47,873	--	--	6.55%	--
-100 BP	46,432	(1,441)	(3.0)%	6.31%	-24 BP
-200 BP	44,534	(3,339)	(7.0)%	6.02%	-53 BP
-300 BP	46,745	(1,128)	(2.4)%	6.28%	-27 BP

    Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE requires the making of certain assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Bank’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Bank’s business or strategic plans on the structure of interest-earning assets and interest- bearing liabilities. Although the EVE measurement provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to, does not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income, and will differ from actual results.

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Bank’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2008. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.

Maturities and Repricing
	2009	2010	2011	2012	2013
At December 31, 2008	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments,other than MBS, and Federal Funds	$15,856	$-	$-	$-	$82	$85
Average Interest Rate	0.67%	0.00%	0.00%	0.00%	3.53%	4.15%

Mortgage - Backed Securities
Fixed Rate	$-	$3	$-	$-	$-	$40,404
Average Interest Rate	0.00%	5.97%	0.00%	0.00%	0.00%	6.40%

Mortgage - Backed Securities
Adjustable Rate	$-	$-	$-	$-	$-	$16,032
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.74%

Loans - Fixed Rate	$4,508	$12	$3,273	$2,563	$1,579	$61,187
Average Interest Rate	9.47%	8.00%	8.05%	7.18%	8.35%	7.09%

Loans - Adjustable Rate	$202,936	$92,732	$61,745	$94,704	$60,253	$43,275
Average Interest Rate	6.36%	6.67%	6.81%	6.73%	6.75%	6.82%

Selected Liabilities
Interest-bearing transaction accounts	$88,288	$-	$-	$-	$-	$-
Average Interest Rate	1.18%	0.00%	0.00%	0.00%	0.00%	0.00%

Certificates of Deposits	$360,930	$5,141	$1,210	$504	$426	$629
Average Interest Rate	3.78%	3.66%	4.32%	4.60%	4.18%	4.35%

FHLB Advances	$118,400	$63,000	$-	$-	$-	$-
Average Interest Rate	3.40%	4.90%	0.00%	0.00%	0.00%	0.00%

Other Borrowings and Subordinated Debentures	$30,310	$8,500	$-	$-	$-	$-
Average Interest Rate	3.63%	2.70%	0.00%	0.00%	0.00%	0.00%

The Company does not have any foreign exchange exposure or any commodity exposure and therefore does not have any direct market risk exposure for these issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
March 26, 2009

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2008	2007
Cash and due from banks	$8,181	$8,307
Federal funds sold	1,526	25,714
Cash and cash equivalents	9,707	34,021
Investment securities available for sale	56,606	56,238
FHLB Stock/Federal Reserve Stock, at cost	14,330	16,804
Loans held for sale, net	668	749
Loans held for investment, net of allowance for loan losses of $5,881 (2008) and $4,598 (2007)	622,470	622,114
Accrued interest receivable	3,627	3,995
Foreclosed real estate	37	711
Premises and equipment	9,588	9,470
Current income taxes	-	524
Deferred income taxes	10,504	6,754
Bank owned life insurance	11,395	10,869
Other assets	1,024	1,171
TOTAL ASSETS	$739,956	$763,420
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing	$29,435	$25,322
Interest bearing	427,693	361,413
Total Deposits	457,128	386,735
Borrowings	209,900	297,965
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	5,070	7,660
TOTAL LIABILITIES	682,408	702,670
COMMITMENTS AND CONTINGENCIES (Note 11)	-	-
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 4,903,451 (2008) and 5,163,488 (2007) shares issued and outstanding	48	53
Additional paid-in capital	64,680	66,417
Accumulated deficit	(4,304)	(5,012)
Accumulated other comprehensive loss, net of tax of $2,011 (2008) and $494 (2007)	(2,876)	(708)
TOTAL STOCKHOLDERS’ EQUITY	57,548	60,750
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$739,956	$763,420

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2008	2007	2006
INTEREST INCOME:
Loans	$42,101	$45,272	$41,294
Investment securities and other interest-earning assets	4,421	4,160	2,834
Total interest income	46,522	49,432	44,128
INTEREST EXPENSE:
Interest-bearing deposits	14,453	15,621	11,854
Borrowings	10,302	14,723	14,348
Subordinated debentures	649	822	801
Total interest expense	25,404	31,166	27,003
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	21,118	18,266	17,125
PROVISION FOR LOAN LOSSES	2,241	1,651	531
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,877	16,615	16,594
NONINTEREST INCOME:
Loan servicing fee income	989	1,056	1,515
Deposit fee income	601	619	514
Net gain from sale of loans	92	3,720	3,697
Net (loss) from investment securities	(4,886)	-	-
Other income	1,032	964	789
Total noninterest (loss)/income	(2,172)	6,359	6,515
NONINTEREST EXPENSE:
Compensation and benefits	8,986	10,479	9,231
Premises and occupancy	2,529	2,407	2,327
Data processing and communications	570	512	385
Net loss on foreclosed real estate	114	42	39
Legal and audit	602	806	622
Marketing expenses	781	713	693
Office and postage expense	344	384	372
Other expense	2,038	1,905	1,562
Total noninterest expense	15,964	17,248	15,231
INCOME BEFORE INCOME TAX PROVISION	741	5,726	7,878
INCOME TAX PROVISION	33	2,107	450
NET INCOME	$708	$3,619	$7,428
EARNINGS PER SHARE:
Basic earnings per share	$0.14	$0.70	$1.41
Diluted earnings per share	$0.11	$0.55	$1.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,948,359	5,189,104	5,261,897
Diluted	6,210,387	6,524,753	6,684,915

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2005	5,228,438	$53	$67,161	$(16,059)	$(613)		$50,542
Comprehensive Income
Net income				7,428		$7,428	7,428
Unrealized loss on investments, net of tax benefit of $55					(78)	(78)	(78)
Total comprehensive income						$7,350
Exercise of stock options	6,500		57				57
Issuance of restricted stock	35,050						-
Share-based compensation expense			122				122
Restricted stock vested		1	(1)				-
Forfeit of restricted stock	(750)						-
Retirement of common stock repurchased	(3,000)						-
Repurchase of common stock	(2,750)		(33)				(33)
Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Comprehensive Income
Net income				3,619		$3,619	3,619
Unrealized loss on investments, net of tax benefit of $9					(17)	(17)	(17)
Total comprehensive income						$3,602
Share-based compensation expense			202				202
Repurchase of common stock	(100,000)	(1)	(1,091)				(1,092)
Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Comprehensive Income
Net income				708		$708	708
Unrealized loss on investments, net of tax benefit of $1,517					(2,168)	(2,168)	(2,168)
Total comprehensive loss						$(1,460)
Share-based compensation expense			326				326
Restricted stock expense adjustment			6				6
Repurchase of common stock	(260,037)	(5)	(2,069)				(2,074)
Balance at December 31, 2008	4,903,451	$48	$64,680	$(4,304)	$(2,876)		$57,548

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net in come	$708	$3,619	$7,428
Adjustments to net income:
Depreciation and amortization expense	967	812	532
Provision for loan losses	2,241	1,651	531
Share-based compensation expense	326	202	122
Loss on sale, provision, and write-down of foreclosed real estate	57	72	57
Loss on sale and disposal on premises and equipment	3	(200)	8
Amortization of premium/discounts on securities held for sale, net	(150)	(151)	126
Gain on sale of loans held for sale	(25)	(40)	(77)
Loss on sale or write down of investment securities available for sale	4,886	-	-
Purchase and origination of loans held for sale	(408)	(2,924)	(1,083)
Proceeds from the sales of and principal payments from loans held for sale	514	3,010	1,749
Gain on sale of loans held for investment	(67)	(3,680)	(3,620)
Change in current and deferred income tax receivable	(3,226)	(156)	(1,801)
(Decrease) increase in accrued expenses and other liabilities	(2,590)	1,074	513
Federal Home Loan Bank stock dividend	(568)	(813)	(734)
Income from bank owned life insurance	(526)	(525)	(344)
Decrease (increase) in accrued interest receivable and other assets	515	199	(1,428)
Net cash provided by operating activities	2,657	2,150	1,979
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	157,385	390,034	345,015
Purchase and origination of loans held for investment	(160,075)	(406,574)	(344,730)
Proceeds from sale of foreclosed real estate	710	115	525
Principal payments on securities available for sale	11,811	5,711	638
Purchase of securities available for sale	(33,401)	(39,980)	(26,808)
Proceeds from sale or maturity of securities available for sale	14,179	39,980	-
Increase in premises and equipment	(1,102)	(1,660)	(3,180)
Proceeds from sale and disposal of premises and equipment	20	200	2
Purchase of bank owned life insurance	-	-	(10,000)
(Purchase) and redemption of FHLB and FRB stock	3,248	(663)	(649)
Net cash used in investing activities	(7,225)	(12,837)	(39,187)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	70,393	47,286	11,513
(Payment) proceeds from other borrowings	(115,900)	(15,691)	15,191
(Payment) proceeds from FHLB advances	27,835	(2,835)	(6,535)
Repurchase of common stock	(2,074)	(1,092)	(33)
Proceeds from exercise of stock options	-	-	57
Net cash (used in) provided by financing activities	(19,746)	27,668	20,193
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(24,314)	16,981	(17,015)
CASH AND CASH EQUIVALENTS, beginning of year	34,021	17,040	34,055
CASH AND CASH EQUIVALENTS, end of year	$9,707	$34,021	$17,040
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$25,540	$32,114	$26,918
Income taxes paid	$2,765	$2,379	$2,076
NONCASH OPERATING ACTIVITIES DURING THE PERIOD:
Restricted stock vested	$112	$127	$1
NONCASH INVESTING ACTIVITIES DURING THE PERIOD:
Transfers from loans to foreclosed real estate	$93	$760	$509

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

The Corporation, a Delaware corporation organized in 1997, is a California-based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The Company accounts for its investments in its wholly-owned special purpose entities, PPBI Statutory Trust I, ( the “Trust”) using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s Statement of Income and the investment in the Trust is included in Other Assets on the Company’s Balance Sheet.

The principal business of the Bank is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans.  At December 31, 2008, the Bank had six depository branches located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.

Cash and cash equivalents—Cash and cash equivalents include cash on hand and due from banks. At December 31, 2008, $742,000 was allocated to cash reserves required by the Federal Reserve Board for depository institutions based on the amount of deposits held. The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in noninterest income as net gain (loss) on investment securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of capital until realized.

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Impairment of Investments—Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Loans Held for Sale—Loans held for sale, consisted of the guarantee portion of our SBA loans at December 31, 2008 and 2007 and are carried at the lower of cost or market.  Premiums paid and discounts obtained on such loans held for sale are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.

Loans Held for Investment—Loans held for investment are carried at amortized cost and net of deferred loan origination fees and costs and allowance for loan losses. Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected lives of the loans. Amortization of deferred loan fees is discontinued for nonperforming loans. Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Bank has the ability, to hold these loans to maturity.

Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans. All loans are generally charged-off at such time the loan is classified as a loss.

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

Foreclosed Real Estate—Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of fair value less cost to sell or the balance of the loan at the date of foreclosure. If the property is recorded at its fair value less cost to sell, the excess loan balance is charged to the allowance for estimated loan losses. It is the policy of the Bank to obtain an appraisal and/or market valuation on all other real estate owned at the time of possession.  After foreclosure, valuations are periodically performed by management and additional write downs are charged to operations if the carrying value of a property exceeds its fair value less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss on foreclosed real estate in the consolidated statement of operations.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  As of December 31, 2008, the valuation allowance was zero.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Fin 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not: test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Bank owned life insurance—Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other non-interest income.

Presentation of Cash Flows—For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and federal funds sold.

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

Comprehensive Income—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” the Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income separately from retained earnings in the equity section of the Balance Sheet. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Fair Value of Financial Instruments—SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

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

Share-Based Compensation Effective January 1, 2006, the Company adopted the provisions of  SFAS No. 123(R), “Share-Based Payments,” a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

Recent Accounting Pronouncements

During 2008, 2007 and 2006, the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

In September 2006, the FASB ratified the consensus the Emerging Issues Task Force (“EITF”) reached regarding EITF No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The EITF concluded that a policy holder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the amount that could be realized under the issuance contract. For group policies with multiple certificates or multiple policies with a group rider, the EITF also tentatively concluded that the amount that could be realized should be determined at the individual policy or certificate level, i.e., amounts that would be realized only upon surrendering all of the policies or certificates would not be included in measuring the assets. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-5 has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No.133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No.133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s 2007 fiscal year. The Company adopted SFAS No. 155 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset— an amendment of FASB Statement No. 140.” SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No.156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. The Company adopted SFAS No. 156 effective January 1, 2007. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes and provides that the tax effects from an uncertain tax position be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained in audit by the taxing authorities. This interpretation is effective for fiscal years beginning after December 15, 2006. Effective January 1, 2007, the Company adopted FIN 48.  Management believes that all tax positions taken as of December 31, 2008 are highly certain and, accordingly, no accounting adjustments have been made to the financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosures about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).” SFAS No. 158, requires an employer to: (1) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s underfunded status; (2) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (3) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on the financial position of the company.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities.”  The FASB has issued SFAS No. 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company adopted SFAS No. 159 on January 1, 2008 and elected not to measure certain eligible financial instruments at their fair values and as a result the adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company has adopted SFAS No. 141(R). The adoption of SFAS No. 141(R) did not have a material effect on the financial position of the company.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company has adopted SFAS No. 160. The adoption of SFAS No. 160 did not have a material effect on the financial position of the company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company is currently evaluating the impact of adopting SFAS No. 161.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with United States generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS No. 162 to have a material impact of its financial position, results of operations or cash flow.

On October 10, 2008, the FASB issued Financial Accounting Standards Board Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements as of December 31, 2008.

Reclassifications –Certain amounts reflected in the 2007 and 2006 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2008.  These classifications are of a normal recurring nature.

2. Regulatory Capital Requirements and Other Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of Tier I capital (as defined in the applicable regulations) to average assets (as defined in the applicable regulations). Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent formal notification from the Federal Reserve, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categorization. The Company’s and Bank’s actual capital amounts and ratios are presented in the table below:
	Actual		To be Adequately Capitalized		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2008
Total Capital (to risk-weighted assets)
Bank	70,761	11.68%	$48,457	8.00%	$60,571	10.00%
Consolidated	73,741	12.07%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	64,880	8.71%	29,808	4.00%	37,261	5.00%
Consolidated	67,859	8.99%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,880	10.71%	24,229	4.00%	36,343	6.00%
Consolidated	67,859	11.11%	N/A	N/A	N/A	N/A

At December 31, 2007
Total Capital (to risk-weighted assets)
Bank	69,873	11.44%	$48,874	8.00%	$61,093	10.00%
Consolidated	70,595	11.56%	N/A	N/A	N/A	N/A
Tier 1 Capital (to adjusted tangible assets)
Bank	65,275	8.81%	29,639	4.00%	37,049	5.00%
Consolidated	65,997	8.90%	N/A	N/A	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,275	10.68%	24,437	4.00%	36,656	6.00%
Consolidated	65,997	10.81%	N/A	N/A	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows at December 31:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury Notes	$148	$19	$-	$167
Mortgage-backed securities	61,345	997	(5,903)	56,439
Total securities available for sale	$61,493	$1,016	$(5,903)	$56,606
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$75,823	$1,016	$(5,903)	$70,936

	December 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
Mortgage-backed securities	$29,719	$35	$(1)	$29,753
Mutual Funds	27,719	-	(1,234)	26,485
Total securities available for sale	$57,438	$35	$(1,235)	$56,238
FHLB stock	$15,204	$-	$-	$15,204
Federal Reserve Bank stock	1,600	-	-	1,600
Total equities held at cost	$16,804	$-	$-	$16,804
Total securities	$74,242	$35	$(1,235)	$73,042

The weighted average interest rates on total investment securities were 5.78% and 5.27% at December 31, 2008 and 2007, respectively.

At December 31, 2008, $54.2 million in MBS mature in excess of 10 years, $2.0 million in MBS and U.S. Treasury Notes mature in five to 10 years, $425,000 in MBS and U.S. Treasury Notes mature in less than five years, and the FHLB stock is redeemable five years after FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption.  At December 31, 2008, a total of $34.0 million in MBS were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million. At December 31, 2007, the mutual funds totaling $27.7 million were pledged as collateral for the Bank’s credit facility with Pershing LLC which was closed in 2008.

The tables below shows the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous loss position, at December 31, 2008 and 2007.  The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write-down accounted for as a realized loss.  In 2008, the Bank had determined that 19 of the private label MBS with a book value of $1.5 million were other-than-temporary impaired and the Company realized a loss of $1.3 million.

December 31, 2008
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
(dollars in thousands)
Mortgage-backed securities	107	$16,905	$(5,882)	1	$1,573	$(21)	108	$18,478	$(5,903)
Total	107	$16,905	$(5,882)	1	$1,573	$(21)	108	$18,478	$(5,903)

	December 31, 2007
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	3	$1,839	$(1)	-	$-	$-	3	$1,839	$(1)
Mutual Funds	-	-	-	2	26,485	(1,234)	2	26,485	(1,234)
Total	3	$1,839	$(1)	2	$26,485	$(1,234)	5	$28,324	$(1,235)

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2008	2007
	(in thousands)
Real estate:
Multi-family	$287,592	$341,263
Commercial real estate	165,978	147,523
One-to-four family	9,925	13,080
Construction	2,733	2,750
Other loans:
Commercial owner occupied	112,406	57,614
Commercial and industrial	43,235	50,993
SBA	4,274	13,246
Unsecured consumer loans	228	176
Loans secured by deposit accounts	1,728	-
Total gross loans held for investment	628,099	626,645
Plus (less):
Undisbursed construction loan funds	-	(702)
Deferred loan origination costs-net	252	847
Discounts	-	(78)
Allowance for estimated loan losses	(5,881)	(4,598)
Loans held for investment, net	$622,470	$622,114

From time to time, the Bank may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Bank grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, a borrower’s ability to repay may be impacted by economic factors in the region.

The following summarizes activity in the allowance for loan losses for the years ended December 31:

	2008	2007	2006
	(in thousands)
Balance, beginning of year	$4,598	$3,543	$3,050
ALLL Transfer In *	8	-	-
Provision for loan losses	2,241	1,651	531
Recoveries	208	105	228
Charge-offs	(1,174)	(701)	(266)
Balance, end of year	$5,881	$4,598	$3,543

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

It is the Bank’s policy not to accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to collectability.  The Company had nonaccrual and nonperforming loans at December 31, 2008, 2007, and 2006 of $5.2 million, $4.2 million, and $634,000, respectively.   If such loans had been performing in accordance with their original terms, for the years ended December 31, 2008, 2007, and 2006, the Company would have recorded additional loan interest income of $491,000, $315,000 and $106,000, respectively, for a total of $42.6 million, $45.6 million, and $41.4 million, respectively, instead of loan interest income actually recognized of $42.1 million, $45.3 million, and $41.3 million, respectively.

The following summarizes information related to the Bank’s impaired loans at December 31:

	2008	2007	2006
	(in thousands)
Total impaired loans	$5,200	$7,396	$659
Related general reserves on impaired loans	18	534	73
Related specific reserves on impaired loans	-	-	60
Average impaired loans for the year	5,353	3,963	889
Total interest income recognized on impaired loans	212	611	43

    The Bank is not committed to lend additional funds to debtors whose loans have been modified or impaired.

The Bank is subject to numerous lending-related regulations. Under applicable laws and regulations, the Bank may not make secured and unsecured loans-to-one borrower in excess of 25% and 15%, respectively, of its unimpaired capital and surplus. These loans-to-one-borrower limitations result in a dollar limitation of $17.0 million and $10.2 million for secured and unsecured loans, respectively, at December 31, 2008.  At December 31, 2008, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $15.7 million.

Total loans and participations serviced for others were $33.7 million and $53.6 million as of December 31, 2008 and 2007, respectively.

5. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2008	2007
	(in thousands)
Land	$1,410	$1,410
Premises	5,617	5,600
Leasehold improvements	2,434	2,249
Furniture, fixtures and equipment	4,575	4,062
Automobiles	83	83
Subtotal	14,119	13,404
Less: accumulated depreciation	(4,531)	(3,934)
Total	$9,588	$9,470

Depreciation expense was $967,000, $812,000, and $532,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

6. Foreclosed Real Estate

The following summarizes the activity in the other real estate owned for the years ended December 31:

	2008	2007
	(in thousands)
Balance, beginning of year	$711	$138
Additions – foreclosures	93	760
Sales	(708)	(115)
Write downs	(59)	(72)
Balance, end of year	$37	$711

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2008	Average	2007	Average
	Balance	Interest Rate	Balance	Interest Rate
	(dollars in thousands)
Transaction accounts
Checking accounts:
Noninterest-bearing	$29,435	0.00%	$25,322	0.00%
Interest-bearing	20,989	0.97%	19,204	1.33%
Passbook accounts	14,401	2.56%	9,254	4.02%
Money market accounts	23,463	2.00%	35,531	3.14%
Total transaction accounts	88,288	1.18%	89,311	1.88%
Certificate accounts:
Under $100,000	187,813	3.82%	148,200	5.03%
$100,000 and over	181,027	3.75%	149,224	5.02%
Total certificate accounts	368,840	3.79%	297,424	5.02%
Total Deposits	$457,128	3.28%	$386,735	4.32%

    The aggregate annual maturities of certificate accounts at December 31, 2008 are approximately as follows:

2008
(in thousands)
Within one year	$360,930
One to two years	5,141
Two to three years	1,210
Three to four years	504
Four to five years	426
Thereafter	629
Total	$368,840

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2008	2007	2006
	(in thousands)
Checking accounts	$246	$313	$241
Passbook accounts	431	84	14
Money market accounts	771	1,376	1,415
Certificate accounts	13,005	13,848	10,184
Total	$14,453	$15,621	$11,854

8. Advances from Federal Home Loan Bank and Other Borrowings

The Bank had $181.4 million and $297.3 million borrowings with the FHLB at of December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, advances from the FHLB were collateralized by real estate loans with an aggregate principal balance of $508.4 million and $460.8 million, respectively, and FHLB stock of $12.7 million and $15.2 million, respectively.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Average balance outstanding	$236,494	$285,577	$297,441
Maximum amount outstanding at any month-end during the year	303,500	310,700	319,200
Balance outstanding at end of year	181,400	297,300	300,300
Weighted average interest rate during the year	4.24%	5.06%	4.79%

The maturities of FHLB advances are as follows:

	December 31, 2008
		Weighted
		Average
	Amount	Interest Rate
	(dollars in thousands)
Due in one year	$118,400	3.40%
Due in two years	63,000	4.90%
Total	$181,400	3.92%

The Bank has established credit facilities with Citigroup and Barclays Bank. The credit facilities are secured by pledged investment securities. At December 31, 2008, the Bank had borrowings of $18.5 million and $10.0 million at Citigroup and Barclays Bank, respectively. The borrowings are secured by a total of $34.0 million securities. In addition, the Bank closed its credit facility with Pershing LLC in 2008. At December 31, 2007, the Bank had a borrowing of $500,000 against the Pershing LLC line.

At December 31, 2008, the Bank had unsecured lines of credit with five banks for a total amount of $35.0 million.  Total borrowings against these lines were zero at December 31, 2008 and 2007.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2008	2007
	(dollars in thousands)
Average balance outstanding	$14,787	$5,172
Maximum amount outstanding at any month-end during the year	28,500	31,500
Balance outstanding at end of year	28,500	665
Weighted average interest rate during the year	1.80%	5.78%

9. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 7.57% and 7.99% as of December 31, 2008 and 2007, respectively.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

10. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2008	2007	2006
	(in thousands)
Current tax provision (benefit):
Federal	$1,750	$1,554	$2,419
State	517	294	(220)
Total current tax provision	2,267	1,848	2,199
Deferred tax benefit (provision):
Federal	(1,578)	198	(1,799)
State	(656)	61	50
Total deferred tax benefit (provision)	(2,234)	259	(1,749)
Total income tax provision	$33	$2,107	$450

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2008	2007	2006
	(in thousands)
Statutory federal taxes	$252	$1,662	$2,447
State taxes, net of federal income tax benefit	(92)	374	638
Change in valuation allowance	-	-	(2,424)
Other	(127)	71	(211)
Total	$33	$2,107	$450

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2008	2007
	(in thousands)
Deferred tax assets:
Accrued expenses	$514	$350
Depreciation	103	103
Net operating loss	5,205	5,522
Allowance for loan losses	2,637	2,062
Unrealized losses on available for sale securities	2,011	494
Capital Loss on Mutual Funds	742	-
Other-Than-Temporary Impairment	579	-
Other	36	61
Total deferred tax assets	11,827	8,592
Deferred tax liabilities:
State taxes	(500)	(282)
Federal Home Loan Bank Stock	(669)	(1,305)
Restricted stock and Options Expense	(14)	(64)
Other	(140)	(187)
Total deferred tax liabilities	(1,323)	(1,838)
Total deferred tax	10,504	6,754
Less valuation allowance	-	-
Net deferred tax asset	$10,504	$6,754

    At December 31, 2008, there was no valuation allowance against the Company’s net operating loss deferred tax asset.  The Company has a net operating loss carryforward of approximately $13.5 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $5.6 million for state franchise tax purposes. However, California State has suspended the net operating loss deduction utilization for the tax years 2008 and 2009.  The net operating loss deduction for the state is now schedule to expire in 2015.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the federal and state net operating loss carryforward by $5.8 million and $3.3 million, respectively.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2008, tax years for 2005 through 2008 remain open to audit by the Internal Revenue Service and by the California state tax authority.  Currently, the Bank is undergoing an examination of its 2005 and 2006 income tax returns by the California Franchise Tax Board.  In connection with this examination, the state examiners are reviewing, among other matters, whether certain net interest deductions taken in tax years 2006 and 2005 are allowable.  The deductions total $2.4 million and $2.2 million for the years 2005 and 2006, respectively.  In the event of an adverse finding against the Company, the maximum after-tax exposure for the two years in question would be approximately $327,000 in the aggregate.

11. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings – In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al”, alleging various violations of Missouri's Second Mortgage Loans Act (the “Missouri Act”) by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Missouri Act relating to origination fees, interest rates, and other charges. The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges, interest against the principal amounts due on the loans and punitive damages.  In March 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006. The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2009	$624
2010	633
2011	662
2012	595
2013	590
Thereafter	2,292
Total	$5,396

Rental expense under all operating leases totaled $643,000, $664,000, and $677,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards as a result of the Company’s January 1, 2006 adoption of SFAS No. 123(R).  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards as of and for the years ended December 31:

	For the Years Ended
	2008	2007
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$214	$75
Restricted stock expense	112	127
Total share-based compensation expense	$326	$202
Total share-based compensation expense, net of tax	$192	$119
Diluted shares outstanding	6,210,387	6,524,753
Impact on diluted earnings per share	$0.031	$0.018
Unrecognized compensation expense:
Stock option expense	$559	$38
Restricted stock expense	14	85
Total unrecognized share-based compensation expense	$573	$123
Total unrecognized share-based compensation expense, net of tax	$338	$73

Employment Agreements—We have entered into a three-year employment agreement with our Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into three-year employment agreements with each of its Chief Financial Officer and Chief Banking Officer.  Each of these agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

Availability of Funding Sources—The Company funds substantially all of the loans, which it originates or purchases, through deposits, internally generated funds, and/or borrowings.  The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions.  To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans earlier than is optimal.  Any such event could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

12. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2008, 2007 and 2006, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.   The amounts of contributions made to the 401(k) Plan by the Bank were approximately $186,000, $202,000, and $155,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (“the Plan”)—The Plan was approved by the Corporation’s shareholders in May 2004.  The Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted.  Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005, the Corporation chose to accelerate the vesting on all outstanding options.  Below is a summary of the activity in the Corporation’s 2000 Stock Incentive Plan and the Plan for the years ended December 31, 2008, 2007, and 2006.

There were no stock options exercised in 2008 and 2007 and $39,000 was exercised in 2006.  The aggregate intrinsic value, (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlier), of options outstanding at December 31, 2008, 2007, and 2006 was $11,000, $119,000, and $798,000, respectively.

	2008		2007		2006
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	392,625	$10.72	335,225	$11.26	376,147	$11.43
Granted	265,750	5.90	111,250	12.07	-	-
Exercised	-	-	-	-	(6,500)	8.79
Forfeited & Expired	(24,825)	9.45	(53,850)	16.89	(34,422)	13.65
Options outstanding at the end of the year	633,550	$8.75	392,625	$10.72	335,225	$11.26

Options exercisable at the end of the year	376,800		300,375		335,225

Weighted average remaining contractual life of options outstanding at end of year	7.0 Years		8.9 Years		6.5 Years

As of December 31, 2008 only 20,000 of the exercisable options shown above had an exercise price that was lower than the market price of the common stock.

The amount charged against compensation expense in relation to the stock option was $240,000 and $86,000 for 2008 and 2007, respectively. At December 31, 2008, unrecognized compensation expense related to the options is approximately $309,000, $191,000, and $59,000 for the years 2009, 2010, and 2011, respectively.

The fair value of options granted under the Plan during 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

			Assumptions
	Number	Grant					Fair Market
Grant	of Options	Price	Dividend		Risk Free	Expected	Value at Grant
Date	Granted	Per Share	Yield	Volatility	Rate	Life (Years)	Per Share

1/2/2008	117,750	$7.10	--	29.28%	3.89%	10.00	$2.57

8/27/2008	135,500	$5.01	--	56.36%	3.96%	10.00	$2.81

10/20/2008	5,000	$4.24	--	63.41%	3.91%	10.00	$2.57

11/3/2008	5,000	$4.25	--	66.23%	3.96%	10.00	$2.65

12/10/2008	2,500	$4.49	--	61.30%	2.69%	10.00	$2.59
During 2006, restricted stock awards were granted for 35,050 shares of the Corporation’s common stock.  These shares vest with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company.  Compensation expenses relating to these grants was $112,000 and $127,000 in 2008 and 2007, respectively. At December 31, 2008, restricted stock awards for 8,900 shares of the Corporation’s common stock remained unvested.  The table below summarizes the restricted stock award activity for the periods indicated.

	2008
		Weighted
		Average
Restricted stock awards	Shares	Grant Price
Outstanding grants at January 1, 2008	20,300	$11.63
Granted	-	-
Vested	(10,566)	11.58
Cancelled	(834)	11.34
Outstanding grants at December 31, 2008	8,900	$11.70

	2007
		Weighted
		Average
Restricted stock awards	Shares	Grant Price
Outstanding grants at January 1, 2007	34,300	$11.62
Granted	-	-
Vested	(11,933)	11.60
Cancelled	(2,067)	11.73
Outstanding grants at December 31, 2007	20,300	$11.63

    Restricted stock awards are expensed evenly over the vesting period.  At December 31, 2008 there was $14,000 remaining to be expensed for restricted stock awards that have been granted under the Plan.

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amounts expensed in 2008 and 2007 under the Salary Continuation Plan amounted to $111,000 and $105,000, respectively.  As of December 31, 2008 and 2007, $290,000 and $179,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan. The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2008.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2008 and 2007 was $33,000 and $33,000, respectively, for this plan. As of December 31, 2008 and 2007, $24,000 and $13,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan. As of December 31, 2008 and 2007, the liability for the plan was $62,000 and $37,000, respectively, and the interest expense for 2008 and 2007 was $2,000 and $2,000, respectively.

 13. Financial Instruments with Off Balance Sheet Risk

The Company is a party to financial instruments with off- balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines or letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's credit worthiness on a case-by-case basis.  The Company’s commitments to extend credit at December 31, 2008 and 2007 totaled $14.4 million and $19.1 million, respectively.  In addition to these commitments, the Company had standby letters of credit of $2.2 million and $1.8 million, at  December 31, 2008 and 2007,  respectively.

14. Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	At December 31, 2008
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$9,707	$9,707
Securities available for sale	56,606	56,606
Federal Reserve and FHLB Stock, at cost	14,330	14,330
Loans held for sale, net	668	668
Loans held for investment, net	622,470	620,136
Accrued interest receivable	3,627	3,627
Liabilities:
Deposit accounts	457,128	463,591
FHLB Advances	181,400	187,225
Other Borrowings	28,500	31,482
Subordinated debentures	10,310	6,732
Accrued interest payable	237	237

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$16,548	$1,655

	At December 31, 2007
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,021	$34,021
Securities available for sale	56,238	56,238
Federal Reserve and FHLB Stock, at cost	16,804	16,804
Loans held for sale, net	749	749
Loans held for investment, net	622,114	626,140
Accrued interest receivable	3,995	3,995
Liabilities:
Deposit accounts	386,735	384,259
FHLB Advances	297,300	300,007
Other Borrowings	665	665
Subordinated debentures	10,310	9,936
Accrued interest payable	3,995	3,995

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$20,858	$2,086

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

Deposit Accounts—The fair value disclosed for checking, passbook and money market accounts is the amount payable on demand at the reporting date.  The fair value of certificates of deposit accounts is estimated using a discounted cash flow calculation based on interest rates currently offered for certificate of deposits of similar remaining maturities.

FHLB Advances—The fair value disclosed for FHLB advances is determined by discounting contractual cash flows at current market interest rates for similar instruments.

Other Borrowings—The carrying amount approximates fair value as the interest rate, based on risk, currently approximates market.

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the balance by the current three-month LIBOR rate plus the current market spread.  In 2007, the fair value is determined assuming that we will call the debenture on its next callable date. In 2008, the fair value is determined based on the maturity date as the Company does not have any intentions to call the debenture.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007.

15. Fair Value Disclosures

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$39,019	$15,973	$1,614	$56,606
Total assets	$39,019	$15,973	$1,614	$56,606

    The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2008:

Fair Value Measurement Using
Significant Other Unobservable Inputs
(Level 3)

	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
(in thousands)
Beginning Balance, January 1, 2008	$-	$-	$-	$-
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfer in and/or out of Level 3	-	-	1,614	1,614
Ending Balance, December 31, 2008	$-	$-	$1,614	$1,614

    The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2008:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$5,200	$-	$5,200
Loans held for sale	-	668	-	668
Other real estate owned	-	37	-	37
Total assets	$-	$5,905	$-	$5,905

16. Earnings Per Share

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options of 606,050, 331,125, and 81,725 for the years ended December 31, 2008, 2007, and 2006, as the exercise price exceeded the stock price at the end of the period.

	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2008:
Net income applicable to earnings per share	$708
Basic earnings per share: Income available to common stockholders	708	4,948,359	$0.14
Effect of dilutive securities : Warrants and stock option plans	-	1,262,028
Diluted earnings per share: Income available to common stockholders	$708	6,210,387	$0.11

For the year ended December 31, 2007:
Net income applicable to earnings per share	$3,619
Basic earnings per share: Income available to common stockholders	3,619	5,189,104	$0.70
Effect of dilutive securities : Warrants and stock option plans	-	1,335,649
Diluted earnings per share: Income available to common stockholders	$3,619	6,524,753	$0.55

For the year ended December 31, 2006:
Net income applicable to earnings per share	$7,428
Basic earnings per share: Income available to common stockholders	7,428	5,261,897	$1.41
Effect of dilutive securities : Warrants and stock option plans	-	1,423,018
Diluted earnings per share: Income available to common stockholders	$7,428	6,684,915	$1.11

17. Parent Company Financial Information

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2008	2007
	(in thousands)
Assets:
Cash and cash equivalents	$773	$594
Investment in subsidiaries	62,350	65,851
Income tax receivable	-	11
Deferred income taxes	4,539	4,487
Other assets	329	380
Total Assets	$67,991	$71,323
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	133	263
Total Liabilities	10,443	10,573
Total Stockholders’ Equity	57,548	60,750
Total Liabilities and Stockholders’ Equity	$67,991	$71,323

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)

Income:
Interest Income	$6	$20	$75
Noninterest Income	76	201	173
Total income	82	221	248
Expense:
Interest Expense	649	822	801
Noninterest Expense	552	479	436
Total expense	1,201	1,301	1,237
Loss Before Income Tax Provision	(1,119)	(1,080)	(989)
Income Tax Benefit	(459)	(411)	(1,966)
Net (loss) income (parent only)	(660)	(669)	977
Equity In Net Earnings Of Subsidiaries	1,368	4,288	6,451
Net income	$708	$3,619	$7,428

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$708	$3,619	$7,428
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	333	202	122
Equity in net earnings of subsidiaries	(1,368)	(4,288)	(6,451)
Increase (decrease) in accrued expenses and other liabilities	(130)	(108)	25
Decrease (increase) in current and deferred taxes	(41)	73	(1,434)
Decrease (increase) in other assets	51	(56)	7
Net cash used in operating activities	(447)	(558)	(303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-	61
Net cash provided by investing activities	-	-	61
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	2,700	-	-
Repurchase of common stock	(2,074)	(1,093)	(33)
Proceeds from exercise of stock options	-	-	57
Net cash provided by (used in) financing activities	626	(1,093)	24
Net Increase (Decrease) In Cash And Cash Equivalents	179	(1,651)	(218)
Cash And Cash Equivalents, Beginning Of Year	594	2,245	2,463
Cash And Cash Equivalents, End Of Year	$773	$594	$2,245

18. Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2008
Interest income	$11,944	$11,532	$11,570	$11,476
Interest expense	7,117	6,221	6,021	6,045
Provision for estimated loan losses	183	836	664	558
Noninterest income	678	(2,753)	647	(744)
Noninterest expense	4,015	3,969	3,951	4,036
Income tax provision (benefit)	464	(1,000)	581	(12)
Net income (loss)	$843	$(1,247)	$1,000	$105
Earnings (loss) per share:
Basic	$0.17	$(0.25)	$0.20	$0.02
Diluted	$0.13	$(0.25)	$0.16	$0.02

2007
Interest income	$12,124	$12,084	$12,808	$12,416
Interest expense	7,644	7,562	8,093	7,867
Provision for estimated loan losses	299	215	403	734
Noninterest income	1,740	1,859	1,519	1,241
Noninterest expense	4,430	4,307	4,406	4,105
Income tax provision (benefit)	546	698	574	289
Net income	$945	$1,161	$851	$662
Earnings per share:
Basic	$0.18	$0.22	$0.16	$0.14
Diluted	$0.14	$0.18	$0.13	$0.10

19.  Related Parties

The Bank made three loans to the partnership of McKennon Wilson & Morgan LLP, of which Michael L. McKennon, a director of the Corporation, is a partner.  One loan is a fixed rate commercial loan at the rate of 7.00%, another loan is a fixed rate commercial loan at the rate of 8.50%, and the third loan is a commercial line of credit with a variable rate of prime plus 50 basis points with a floor of 7.50%  (the rate in effect was 7.50% at December 31, 2008).  The balances of the loans were $38,000, $34,000 and $350,000, respectively, as of December 31, 2008.

All of these loans were made on terms that were available to the general public at the time of origination.  It is the belief of management that these loans neither involve more than the normal risk of collectability nor present other unfavorable features.  The following table shows the activity of loans to all officers and directors of the Company for the periods specified:

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financing reporting is effective based on those criteria.

The Company’s Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in its Annual Report on Form 10-K.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in the Proxy Statement under the headings “Executive Compensation;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by this item is contained in the Proxy Statement under the headings “Principal Holders of Common Stock” and “Security Ownership of Directors and Executives Officers,” which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDECE

The information required by this item is contained in the Proxy Statement under the headings “Transactions with Certain Related Persons” and “Item 1—Election of Directors”, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the heading “Item 2—Ratification of Appointment of Independent Auditors,” which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (7)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated December 19, 2007. (10)*
10.3	Employment Agreement between Pacific Premier Bank and John Shindler dated December 19, 2007. (10)*
10.4	Employment Agreement between Pacific Premier Bank and Eddie Wilcox dated December 19, 2007. (10)*
10.5	Amended and Restated Declaration of Trust from PPBI Trust I. (7)
10.6	Guarantee Agreement from PPBI Trust I. (7)
10.7	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (8)*
10.8	Salary Continuation Agreements between Pacific Premier Bank and John Shindler. (8)*
10.9	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (9)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(9)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 4, 2007.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 21, 2007.
(11)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 15, 2008.

*	Management contract or compensatory plan or arrangement.

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

DATED: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 26, 2009
Steven R. Gardner

/s/ John Shindler	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 26, 2009
John Shindler

/s/ Ronald G. Skipper	Chairman of the Board of Directors	March 26, 2009
Ronald G. Skipper

/s/ John D. Goddard	Director	March 26, 2009
John D. Goddard

/s/ Michael L. McKennon	Director	March 26, 2009
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 26, 2009
Kenneth Boudreau

/s/ Jeff C. Jones	Director	March 26, 2009
Jeff C. Jones

/s/David L. Hardin	Director	March 26, 2009
David L. Hardin