Form 10-Q
period 2009-05-14
PACIFIC PREMIER BANCORP INC
filed 2009-05-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_] No [_]

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

The number of shares outstanding of the registrant's common stock as of March 31, 2009 was 4,803,451.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition:  At March 31, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income:  For the three months ended March 31, 2009 and 2008 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:  for the three months ended March 31, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows:  for the three months ended March 31, 2009 and 2008 (unaudited)

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

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands)

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$8,081	$8,181
Federal funds sold	28	1,526
Cash and cash equivalents	8,109	9,707
Investment securities available for sale	66,199	56,606
FHLB Stock/Federal Reserve Stock, at cost	14,330	14,330
Loans:
Loans held for sale, net	652	668
Loans held for investment, net of allowance for loan losses of $6,396 in 2009 and $5,881 in 2008	612,940	622,470
Accrued interest receivable	3,768	3,627
Other real estate owned	55	37
Premises and equipment	9,386	9,588
Deferred income taxes	9,891	10,504
Bank owned life insurance	11,527	11,395
Other assets	409	1,024
Total Assets	$737,266	$739,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts
Noninterest bearing transaction accounts	$31,378	$29,435
Interest bearing:
Transaction accounts	66,596	58,861
Retail certificates of deposit	385,822	341,741
Wholesale/brokered certificates of deposit	9,554	27,091
Total Deposits	493,350	457,128
Borrowings	172,000	209,900
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	3,395	5,070
Total Liabilities	$679,055	$682,408
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 4,803,451 (2009) and 4,903,451 (2008) shares issued and outstanding	$47	$48
Additional paid-in capital	64,373	64,680
Accumulated deficit	(3,767)	(4,304)
Accumulated other comprehensive loss, net of tax of $1,707 (2009) and $2,011 (2008)	(2,442)	(2,876)
Total Stockholders’ Equity	$58,211	$57,548
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$737,266	$739,956

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
INTEREST INCOME:
Loans	$10,165	$10,938
Other interest-earning assets	787	1,006
Total interest income	10,952	11,944

INTEREST EXPENSE:
Interest on transaction accounts	255	434
Interest on certificates of deposit	3,456	3,564
Total deposit interest expense	3,711	3,998
Other borrowings	1,861	2,937
Subordinated debentures	103	180
Total interest expense	5,675	7,115

NET INTEREST INCOME	5,277	4,829

PROVISION FOR LOAN LOSSES	1,160	183

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,117	4,646

NONINTEREST INCOME:
Loan servicing fee income	159	105
Bank and other fee income	212	115
Net gain from loan sales	-	67
Net gain from sale of investment securities	2	-
Other income	257	392
Total noninterest income	630	679

NONINTEREST EXPENSE:
Compensation and benefits	2,009	2,397
Premises and occupancy	658	607
Data processing	155	154
Net (gain) loss on other real estate owned	(6)	15
FDIC/SAIF insurance premiums	286	66
Legal and audit	132	141
Marketing expense	189	131
Office and postage expense	80	82
Other expense	427	422
Total noninterest expense	3,930	4,015

INCOME BEFORE INCOME TAXES	817	1,310
PROVISION FOR INCOME TAXES	280	464
NET INCOME	$537	$846

INCOME PER SHARE:
Basic income per share	$0.11	$0.17
Diluted income per share	$0.09	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,852,895	5,083,243
Diluted	6,038,129	6,390,148

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Net income				847		$847	847
Unrealized loss on investments, net of tax of ($201)					(287)	(287)	(287)
Total comprehensive income						$560
Share-based compensation expense			64				64
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at March 31, 2008	4,903,784	$49	$64,416	$(4,165)	$(995)		$59,305

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2008	4,903,451	$48	$64,680	$(4,304)	$(2,876)		$57,548
Net income				537		537	537
Unrealized gain on investments, net of tax of $304					434	434	434
Total comprehensive income						$971
Share-based compensation expense			76				76
Common stock repurchased and retired	(100,000)	(1)	(383)				(384)
Stock options exercised	-	-	-	-	-		-
Balance at March 31, 2009	4,803,451	$47	$64,373	$(3,767)	$(2,442)		$58,211

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$537	$846
Adjustments to net income:
Depreciation and amortization expense	252	222
Provision for loan losses	1,160	183
Share-based compensation	76	64
Loss on sale and disposal of premises and equipment	24	-
Gain on sale, provision, and write-down of foreclosed real estate	(6)	-
Amortization of premium/discounts on securities held for sale, net	19	263
Gain on sale of loans held for sale	-	(67)
Gain on sale of investment securities available for sale	(2)	-
Purchase and origination of loans held for sale	-	(582)
Proceeds from the sales of, and principal payments from, loans held for sale	16	461
(Increase) decrease in current and deferred income tax receivable	613	264
(Decrease) increase in accrued expenses and other liabilities	(1,675)	8,772
Income from bank owned life insurance	(132)	(133)
Decrease in accrued interest receivable and other assets	474	53
Net cash provided by operating activities	1,356	10,346

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	17,372	51,138
Purchase, origination and advances of loans held for investment	(9,260)	(40,194)
Principal payments on securities available for sale	1,963	1,788
Proceeds from sale of foreclosed real estate	45	-
Purchase of securities available for sale	(10,986)	(30,961)
(Increase) decrease in premises and equipment	(26)	(362)
Net cash used in investing activities	(892)	(18,591)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	36,222	9,894
(Repayment of) proceeds from FHLB advances	(37,900)	(35,465)
Proceeds from (repayment of) other borrowings	-	25,163
Repurchase of common stock	(384)	(2,069)
Net cash used in financing activities	(2,062)	(2,477)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,598)	(10,722)
CASH AND CASH EQUIVALENTS, beginning of period	9,707	34,021
CASH AND CASH EQUIVALENTS, end of period	$8,109	$23,299

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$5,512	$4,931
Income taxes paid	$475	$-
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$91	$-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$55	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2009 and 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

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

In June 2008, FASB issued EITF Issue No. 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 had no material impact on our financial statements.

In October 2008, the FASB issued Financial Accounting Standards Board Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements as of December 31, 2008.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the application of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which makes the other-than-temporary impairment guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements.  This FSP applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered, other-than-temporary.  This FSP also changes the amount of impairment losses recognized in earnings by separating impairments into two components: (i) the amount of impairments related to credit losses and (ii) the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount related to other factors is reflected as an adjustment to shareholders’ equity through comprehensive income. The FSP is effective for interim and annual reporting periods after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009.  The implementation of FSP FAS 115-2 did not have a material impact in its financial position, results of operations or cash flow.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			To be adequately		To be well
	Actual		capitalized		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2009 (Unaudited)

Total Capital (to risk-weighted assets)
Bank	$71,822	12.01%	$47,834	8.00%	$59,793	10.00%
Consolidated	72,888	12.09%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	65,426	8.89%	29,427	4.00%	36,784	5.00%
Consolidated	66,492	9.04%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	65,426	10.94%	23,917	4.00%	35,876	6.00%
Consolidated	66,492	11.03%	N/A	N/A	N/A	N/A

At December 31, 2008

Total Capital (to risk-weighted assets)
Bank	$70,761	11.68%	$48,457	8.00%	$60,571	10.00%
Consolidated	73,741	12.07%	N/A	N/A	N/A	N/A

Tier 1 Capital (to adjusted tangible assets)
Bank	64,880	8.71%	29,808	4.00%	37,261	5.00%
Consolidated	67,859	8.99%	N/A	N/A	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,880	10.71%	24,229	4.00%	36,343	6.00%
Consolidated	67,859	11.11%	N/A	N/A	N/A	N/A

Note 4 – Borrowings

At March 31, 2009, total borrowings of the Company amounted to $182.3 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term and overnight borrowings of $138.0 million and $5.5 million, respectively, $10.3 million Trust Preferred Securities at 3.84%, and three inverse putable reverse repurchase agreements totaling $28.5 million at an average rate of 2.43% secured by approximately $32.2 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal National Mortgage Association.  The Bank’s $143.5 million in FHLB advances had a weighted average interest rate of 4.74% and the term advances had a weighted average maturity of 0.89 year as of March 31, 2009.  As of such date, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $538.0 million and FHLB stock totaling $12.7 million.  As of March 31, 2009, the Bank was able to borrow up to 45% of its total assets as of December 31, 2008 under the line, which amounted to $332.9 million, a decrease of $6.3 million from the year ended December 31, 2008.  FHLB advances consisted of the following as of March 31, 2009:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)
One month or less	$5,500	3.83%	0.21%
Over six months to one year	100,000	69.69%	4.92%
Over one year	38,000	26.48%	4.92%
Total FHLB advances	$143,500	100.00%	4.74%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.84% per annum as of March 31, 2009.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants, by the weighted average number of common shares and common stock equivalents outstanding for the period. Stock options totaling 602,550 shares for the three months ended March 31, 2009, and 317,925 shares for the three months ended March 31, 2008, respectively, were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The table below set forth the Company’s unaudited earnings per share calculations for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009			2008
	Net		Per Share	Net		Per Share
	Earnings	Shares	Amount	Earnings	Shares	Amount
	(in thousands, except per share data)
Net Earnings	$537			$846
Basic Earnings available to common stockholders	537	4,852,895	$0.11	846	5,083,243	$0.17
Effect of warrants and dilutive stock options	-	1,185,234		-	1,306,905
Diluted Earnings available to common stockholders plus assumed conversions	$537	6,038,129	$0.09	$846	6,390,148	$0.13

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale, loans held for sale, and impaired loans.  Securities available for sale include mortgage-backed securities and equity securities.  Loans held for sale include the guarantee portion of our saleable Small Business Association (“SBA”) loans. Impaired loans include loans that are in a non-accrual status and where the Bank has reduced the principal to the value of the underlying collateral less the anticipated selling cost.

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds. Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying all the securities that its pricing service vendor cannot price due to lack of trade activity in these securities.

Loans held for sale. The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At March 31, 2009, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$39,420	$25,640	$1,139	$66,199
Total assets	$39,420	$25,640	$1,139	$66,199

	Fair Value Measurement Using
	Significant Other Unobservable Inputs
	(Level 3)

	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
	(in thousands)
Beginning Balance, January 1, 2009	$-	$-	$1,614	$1,614
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfer in and/or out of Level 3	-	-	(475)	(475)
Ending Balance, March 31, 2009	$-	$-	$1,139	$1,139

    The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$7,593	$-	$7,593
Loans held for sale		652		652
Other real estate owned	-	55	-	55
Total assets	$-	$8,300	$-	$8,300

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

Note 8 – Subsequent Events

On May 5, 2009, the Company filed a registration statement on Form S-3 with the SEC.  The  registration statement relates  to the  resale of shares of common stock issuable upon exercise of the warrants to purchase 1,166,400 shares of our common stock  that were  issued by the Company in January 2002.

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

GENERAL

The following presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company for the three months ended March 31, 2009 and 2008.  The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2008 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

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

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and in March 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve.  As of March 31, 2009, the Bank’s deposit accounts were insured under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the FDIC.  The maximum deposit insurance coverage allowable under federal law increased in October 2008 from $100,000 to $250,000 per account, which expires at the end of 2009, unless extended or made permanent.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  The Company’s corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.PPBI.net on the Internet, we offer a broad array of deposit products and services for both businesses, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

Recent Developments

The global and U.S. economies, and the economies of the local communities in which we operate, have continued to experience a rapid decline in the first quarter of 2009. The financial markets, and the financial services industry in particular, suffered significant disruption in 2008, resulting in many institutions failing or requiring, government intervention to avoid failure. These conditions were brought about primarily by dislocations in the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements.  The Company’s significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and the Company’s results of operations for future reporting periods.

Management believes that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of the Company’s financial statements that is most susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2008 Annual Report on Form 10-K.

FINANCIAL CONDITION

Total assets of the Company were $737.3 million as of March 31, 2009, compared to $740.0 million as of December 31, 2008.  The $2.7 million, or 0.36%, decrease in total assets was primarily due to a $9.5 million and $1.6 million decrease in net loans held for investment and cash and cash equivalents, respectively, which was partially offset by an increase of $9.6 million in securities available for sale.

Investment Securities Available for Sale

Investment securities available for sale totaled $66.2 million at March 31, 2009 compared to $56.6 million at December 31, 2008.  The increase was primarily due to the purchase of securities totaling $11.1 million which was partially offset by investment principal received of approximately $2.0 million.  The investment securities consist of $163,000 in US Treasuries, $39.3 million in government sponsored entities (“GSE”) mortgage backed securities, and $26.7 million of private label mortgage backed securities. Thirty five of the private label mortgage-backed securities totaling $1.6 million are rated below investment grade, which is any rating below “BBB”. In addition, $32.2 million of the GSE securities have been pledged as collateral for the Bank’s $28.5 million of reverse repurchase agreements.

A summary of the Company’s investment securities held for sale as of March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury Notes	$148	$15	$-	$163
Government Sponsored Entity Mortgage-backed securities	37,809	1,457	(9)	39,257
Private Label Mortgage-backed securities - investment grade	29,340	511	(4,664)	25,187
Private Label Mortgage-backed securities - non-investment grade	3,050	-	(1,458)	1,592
Total securities available for sale	$70,347	$1,983	$(6,131)	$66,199
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$84,677	$1,983	$(6,131)	$80,529

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury Notes	$148	$19	$-	$167
Government Sponsored Entity Mortgage-backed securities	37,887	996	(30)	38,853
Private Label Mortgage-backed securities - investment grade	20,536	1	(4,573)	15,964
Private Label Mortgage-backed securities - non-investment grade	2,922	-	(1,300)	1,622
Total securities available for sale	$61,493	$1,016	$(5,903)	$56,606
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$75,823	$1,016	$(5,903)	$70,936

Investment Securities Held for Sale by Contractual Maturity
As of March 31, 2009

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than TenYears		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
US Treasury Notes	$-	0.00%	$80	3.53%	$83	4.15%	$-	0.00%	$163	3.84%
Government Sponsored Entity Mortgage-backed securities	$2	6.63%	$-	0.00%	$283	5.27%	$38,972	5.77%	39,257	5.77%
Private Label Mortgage-backed securities - investment grade	$-	0.00%	$340	1.24%	$14,281	6.07%	$10,566	7.77%	25,187	6.72%
Private Label Mortgage-backed securities - non-investment grade	$-	0.00%	$-	0.00%	$-	0.00%	$1,592	9.11%	1,592	9.11%
Total securities available for sale	$2	6.63%	$420	1.68%	$14,647	6.04%	$51,130	6.29%	$66,199	6.20%

    The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  During 2008, the Company took a $1.3 million other-than-temporary impairment charge after management determined that 19 securities were impaired. No additional securities were deemed other-than-temporary impaired during the quarter-ended March 31, 2009.

Loans

Gross loans outstanding totaled $620.0 million at March 31, 2009 compared to $628.8 million at December 31, 2008.  The decrease was primarily due to loan payoffs of $9.7 million, which was partially offset by the purchase of $4.0 million of performing multi-family loans and the origination of commercial and industrial business loans.

From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio, and net balance sheet growth.

A summary of the Company’s loan originations, loan purchases, loan sales and principal repayments for the three months ended March 31, 2009 and 2008 are as follows:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Beginning balance, gross	$628,099	$626,692
Loans originated and purchased:
Real Estate:
Multi-family	4,051	7,090
Commercial real estate	-	17,315
Business Loans:
Commercial Owner Occupied (1)	-	4,430
Commercial and Industrial (1)	2,100	7,101
SBA (1)	-	582
Other	850	532
Total loans originated and purchased	7,001	37,050
Total	635,100	663,742
Less:
Principal repayments	16,671	45,506
Change in undisbursed loan funds	(2,259)	(3,726)
Charge-offs	645	-
Loan Sales	-	5,878
Transfers to Real Estate Owned	55	-
Total Gross loans	619,988	616,084
Less ending balance loans held for sale (gross)	(652)	(870)
Ending balance loans held for investment (gross)	$619,336	$615,214

(1) Includes lines of credit

    The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	March 31, 2009			December 31, 2008
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$289,803	46.74%	6.30%	$287,592	45.74%	6.30%
Commercial	161,409	26.03%	6.99%	165,978	26.40%	6.94%
Construction	-	0.00%	0.00%	-	0.00%	0.00%
Land	2,550	0.41%	0.00%	-	0.00%	0.00%
One-to-four family (1)	8,922	1.44%	8.67%	9,925	1.58%	8.78%
Business Loans:
Commercial Owner Occupied	107,714	17.37%	7.05%	112,406	17.88%	7.13%
Commercial and Industrial	43,604	7.03%	7.19%	43,235	6.88%	6.75%
SBA	4,620	0.74%	5.67%	4,942	0.79%	6.35%
Other Loans	1,366	0.22%	2.13%	4,689	0.75%	5.63%
Total Gross loans	$619,988	100.00%	6.66%	$628,767	100.00%	6.68%

(1) Includes second trust deeds.

    The following table sets forth the repricing characteristics of the Company’s multi-family, commercial real estate and commercial owner occupied loan portfolio in dollar amounts as of March 31, 2009:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
1 Year and less (1)	197	$156,595	6.107%	3.21
Over 1 Year to 3 Years	112	160,510	6.815%	22.89
Over 3 Years to 5 Years	122	137,699	6.708%	45.22
Over 5 Years to 7 Years	11	21,042	6.685%	70.52
Over 7 Years to 10 Years	24	24,544	6.944%	99.02
Fixed	51	61,085	7.021%	-
Total	517	$561,475	6.615%	216.33

(1) Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $6.4 million as of March 31, 2009 and $5.9 million as of December 31, 2008.   The increase in the allowance for loan losses was primarily due to loans classified as “special mention” and “substandard” of $9.1 million and $6.1 million, respectively.  Net nonaccrual loans and other real estate owned were $7.6 million and $55,000, respectively, at March 31, 2009, compared to $5.2 million and $37,000, respectively, as of December 31, 2008. The increase in net nonaccrual loans was primarily due to two commercial real estate loans totaling $2.4 million consisting of a loan for $1.0 million which was current as of quarter-end, but the property securing the loan was in foreclosure earlier in the quarter. The other loan totaling $1.4 million was 90 days past due at March 31, 2009, is in escrow for $2.0 million and is schedule to close sometime in the second quarter.  The allowance for loan losses as a percent of nonperforming loans decreased to 84% as of March 31, 2009 from 113% at December 31, 2008.  The ratio of nonperforming assets to total assets at March 31, 2009 was 1.04%, compared to 0.71% at December 31, 2008.

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

    The factor amount for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the Credit and Investment Review Committee on a quarterly basis.

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

    Given the composition of the Company’s loan portfolio, the $6.4 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at March 31, 2009.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

    The table below summarizes the activity of the Company’s allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Balance, beginning of period	$5,881	$4,598
Provision for loan losses	1,160	183
Charge-offs
Real estate:
One-to-four family	(99)	-
Business Loans:
Commercial and Industrial	(356)	-
SBA loans	(227)	-
Total charge-offs	(682)	-
Recoveries
Real estate:
One-to-four family	21	4
Business Loans:
SBA loans	12	-
Other loans	4	3
Total recoveries	37	7
Net charge-offs	(645)	7
Balance, end of period	$6,396	$4,788

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $7.6 million at March 31, 2009 and $5.2 million as of December 31, 2008, or 1.04% and 0.71% of total assets, respectively.  The increase in nonperforming assets was primarily due to an increase in nonperforming commercial real estate loans during the period ended March 31, 2009.

	At March 31,	At December 31,
	2009	2008
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	$333	$637
Multi-family	-	350
Commercial	5,627	3,188
Business loans:
Commercial owner occupied	317	-
Commercial and industrial	15	-
SBA	1,300	1,025
Other loans	-	-
Total nonaccrual loans	7,592	5,200
Foreclosed real estate owned ("OREO")	55	37
Total nonperforming assets (1)	$7,647	$5,237

Restructured Loans	$827	$-

Allowance for loan losses as a percent of
gross loans receivable (2)	1.03%	0.94%

Allowance for loan losses as a percent of
total nonperforming loans, gross	84.25%	113.10%

Nonperforming loans as a
percent of gross loans receivable	1.22%	0.83%

Nonperforming assets as a
percent of total assets	1.04%	0.71%

(1)
Nonperforming assets consist of nonperforming loans and OREO.  Nonperforming loans include all loans 90 days or more past due and loans that are less than 90 days and, in the opinion of management, there is reasonable doubt as to the collectability are classified as non-accruing.

(2)	Gross loans include loans receivable that are held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company decreased from $682.4 million at December 31, 2008 to $679.1 million at March 31, 2009.  The decrease was primarily due to a decrease in borrowings of $37.9 million which was partially offset by an increase in total deposits of $36.2 million during the three months ended March 31, 2009.

The Company had $172.0 million in borrowings as of March 31, 2009, compared to $209.9 million in such borrowings at December 31, 2008.  Borrowings consist primarily of advances from the FHLB which are collateralized by pledges of certain real estate loans with an aggregate principal balance of $538.0 million and FHLB stock totaling $12.7 million at March 31, 2009. See “Note 4 –Borrowings” above. The Bank may borrow up to 45% of its assets under the FHLB line.  As of March 31, 2009, the maximum amount that the Bank may borrow through the FHLB was $330.8 million, based on the Bank’s assets as of December 31, 2008.  The total cost of the Company’s borrowings for the three months period ended March 31, 2009 was 4.07%, a decrease of 33 basis points compared to the same period in 2008.

The Corporation had $10.3 million of subordinated debentures as of March 31, 2009 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the three months ended March 31, 2009 was 4.00%, compared to 6.98% for the same period in 2008.

Total deposits were $493.4 million as of March 31, 2009, compared to $457.1 million at December 31, 2008, an annualized increase of 31.7%.   The increase in deposits was comprised of increases in retail certificate of deposits and transaction accounts of $44.1 million and $7.7 million, respectively, which were partially offset by a decrease in brokered certificates of deposits of $17.5 million. The total average annualized cost of deposits for the three months ended March 31, 2009 was 3.09%, compared to 4.08% for the same period in 2008.

 During the three months ended March 31, 2009, our average annualized cost of funds was 3.37%, a decrease of 85 basis points compared to the same period in 2008.

Total equity was $58.2 million as of March 31, 2009, compared to $57.5 million at December 31, 2008, an increase of $663,000.   The increase in equity was primarily due to the net income of $537,000 and an increase in the accumulated adjustment to stockholders’ equity of $434,000 due to an increase in value of the Company’s investment portfolio. This increase was partially offset by the repurchase and retirement of 100,000 shares of common stock at a cost of $384,000, or at an average cost of $3.84 per share.

RESULTS OF OPERATIONS

Highlights for the three months ended March 31, 2009 and 2008

The Company recorded a first quarter net income of $537,000 or $0.09 per diluted share, compared to net income of $846,000, or $0.13 per diluted share, for the first quarter of 2008.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of March 31, 2009, outstanding.  See “Item 1.  Financial Statements-Note 6 – Earnings Per Share”.

Return on average assets (ROAA) for the three months ended March 31, 2009 was 0.29% compared to 0.45% for the same period in 2008.  The Company's return on average equity (ROAE) for the three months ended March 31, 2009 was 3.73% compared to 5.57% for the three months ended December 31, 2008.  The Company’s basic book value per share increased to $12.15, at March 31, 2009, reflecting an annualized increase of 13.97% from December 31, 2008.  The increase was primarily due to the decrease in total equity related to the repurchase and retirement of the Company stock at a cost below our book value during the first quarter of 2009, and an increase in accumulated adjustment to stockholders’ equity of $434,000 due to an increase in value of the Company’s investment portfolio. The Company’s diluted book value per share increased to $9.89, at March 31, 2009, reflecting an annualized increase of 12.08% from December 31, 2008.   Options whose exercise price exceeds the closing market price as of March 31, 2009 are excluded from the diluted book value calculation.

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

For the three months ended March 31, 2009, net interest income was $5.3 million compared to $4.8 million for the same period a year earlier.  The increase was predominately attributable to a 20.2% decrease in interest expense for the three months ended March 31, 2009, compared to the same period in 2008. For the three months ended March 31, 2009, interest expense totaled $5.7 million compared to $7.1 million for the same period in 2008.  The reduction in interest expense for the 2009 period was primarily due to decreases in deposit expense and borrowing costs associated with the Bank’s FHLB and other borrowings of 99 basis points and 33 basis points, respectively, over the prior year period.  Partially offsetting the decrease in interest expense was a decrease in interest income for the three months ended March 31, 2009 of $992,000 compared to the same period in the prior year.  The decrease in interest income was primarily attributable to the repricing of our adjustable rate loans downward. Our weighted average loan yield for the quarter ended March 31, 2009 was 6.60%, a decrease of 39 basis points from 6.99% for the same period a year earlier.

The net interest margin for the three months ended March 31, 2009 was 3.00% compared to 2.74% for the same period a year ago.  The increase was primarily attributable to decreases in the average cost of liabilities of 84 basis points for the three months ended March 31, 2009, compared to the same period in 2008, which was partially offset by a decrease in the average loan yield of 56 basis points for the three months ended March 31, 2009.  The changes in the cost of funds and loan yields are primarily attributable to the Federal Reserve Board’s reduction of the Fed Fund Rate over a 15 month period by 500 basis points starting in September of 2007 in response to the economic downturn and their affects on the repricing of the Bank’s adjustable loan portfolio, maturing deposits, and short-term borrowings.  As of March 31, 2009, the Bank had $5.5 million in short-term FHLB advances, $201.6 million of certificate of deposits, and $45.8 million of loans that could reprice in the next quarter.

The following table sets forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three months ended March 31, 2009 and 2008.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$9,390	$4	0.17%	$274	$10	14.60%
Federal funds sold	5,743	4	0.28%	937	7	2.99%
Investment securities	71,780	778	4.34%	76,413	989	5.18%
Loans receivable	616,182	10,165	6.60%	626,078	10,938	6.99%
Total interest-earning assets	703,095	10,951	6.23%	703,702	11,944	6.79%
Non-interest-earning assets	34,803			40,304
Total assets	$737,898			$744,006
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$93,340	$255	1.09%	$96,947	$434	1.79%
Retail certificates of deposit	367,470	$3,304	3.60%	256,493	3,072	4.79%
Wholesale/brokered certificates of deposit	20,210	152	3.01%	38,301	492	5.14%
Total interest-bearing deposits	481,020	3,711	3.09%	391,741	3,998	4.08%
Borrowings	182,693	1,861	4.07%	272,908	2,937	4.30%
Subordinated debentures	10,310	103	4.00%	10,310	180	6.98%
Total borrowings	193,003	1,964	4.07%	283,218	3,117	4.40%
Total interest-bearing liabilities	674,023	5,675	3.37%	674,959	7,115	4.22%
Non-interest-bearing liabilities	6,285			8,335
Total liabilities	680,308			683,294
Equity	57,590			60,712
Total liabilities and equity	$737,898			$744,006
Net interest income		$5,276			$4,829
Net interest rate spread			2.86%			2.57%
Net interest margin			3.00%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities			104.31%			104.26%

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

	Three Months Ended March 31, 2009
	Compared to
	Three Months Ended March 31, 2008
	Increase (decrease) due to

	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$71	$(77)	$(6)
Federal funds sold	41	(44)	(3)
Investment securities	(57)	(154)	(211)
Loans receivable, net	(170)	(602)	(772)
Total interest-earning assets	$(115)	$(877)	$(992)

Interest-bearing liabilities:
Transaction accounts	$(16)	$(163)	$(179)
Retail certificates of deposit	4,034	(3,802)	232
Wholesale/brokered certificates of deposit	(181)	(159)	(340)
Borrowings	(926)	(150)	(1,076)
Subordinated debentures	-	(77)	(77)
Total interest-bearing liabilities	$2,911	$(4,351)	$(1,440)
Change in net interest income	$(3,026)	$3,474	$448

Provision for Loan Losses

The Bank’s provision for loan losses was $1.2 million for the three months ended March 31, 2009, compared to $183,000 for the same period in 2008.  The increase in the provision for the three months ended March 31, 2009 was primarily due to increases in the Bank’s loss reserve factors due to the unfavorable business climate and an increase in the Bank’s charge-offs compared to the same period in 2008. Net charge-offs in the three months ended March 31, 2009 were $645,000 compared to net recoveries of $7,000 for the same period in 2008. The increase in the Bank’s loss reserve factors is due to management’s expectation that, with the weakening economy, our borrowers and/or the collateral securing our loans could be adversely impacted.  The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income for the three months ended March 31, 2009 was $630,000 compared to $679,000 for the same period in 2008.  The decrease in the noninterest income for the three months ended March 31, 2009 was primarily due to decreases in gain on the Company’s sale of loans of $67,000 and other income of $135,000 compared to the same period in 2008, which was partially offset by gains in loan servicing fee income and bank fee income of $54,000 and $97,000, respectively, compared to the same period in 2008.

Noninterest Expense

Noninterest expenses were $3.9 million for the three months ended March 31, 2009 compared to $4.0 million for the same period in 2008.  The decrease in noninterest expense for the three months was the result of a decrease in compensation and benefits expense of $388,000 which was partially offset by an increase in FDIC insurance premiums of $220,000. The decrease in compensation and benefits for the quarter was attributable to management’s staff reductions, which occurred in late February 2008, and a reduction in the annual incentive bonus accrual. The number of employees with the Bank at March 31, 2009 was 90 compared to 92 at March 31, 2008.

Provision for Income Taxes

The Company had a tax provision for the three months ended March 31, 2009 of $280,000.  For the same period in 2008, the Company had a tax provision of $464,000. The decrease in the tax provision for the three months ended March 31, 2009 was primarily due to a reduction in income before taxes of $493,000. The Company’s valuation allowance for deferred taxes was zero at March 31, 2009, as the deferred tax assets based on management’s analysis were determined, more likely than not, to be realized.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 9.40% and 10.12% for the quarters ended March 31, 2009 and 2008, respectively.

The Company’s cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Net cash provided by operating activities were $1.4 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $10.3 million for the three months ended March 31, 2008.  Net cash used in investing activities was $1.0 million for the three months ended March 31, 2009, compared to net cash used in investing activities of $18.6 million for the three months ended March 31, 2008.  Net cash used in financing activities was $2.1 million for the three months ended March 31, 2009, compared to net cash used in financing activities of $2.5 million for the three months ended March 31, 2008.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At March 31, 2009, cash and cash equivalents totaled $8.1 million and the market-value of the Bank’s investments in mortgage-backed securities totaled $66.2 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, Federal Reserve Bank’s lending programs, and loan sales.

As of March 31, 2009, the Bank had commitments to extend credit of $15.3 million as compared to $14.4 million at December 31, 2008.  There were no material changes to the Company’s commitments or contingent liabilities as of March 31, 2009 compared to the period ended December 31, 2008 as discussed in the notes to the audited consolidated financial statements of Pacific Premier Bancorp, Inc. for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K, for such year.

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

The table in “Item 1. Financial Statements - Note 3 - Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of March 31, 2009, the Bank met the capital ratios required to be considered well capitalized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since December 31, 2008. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2008 Annual Report on Form 10-K.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part 1A. “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K, other than the addition of the following risk factors:

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

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number		Total number of	Maximum number
	of shares	Average	shares repurchased	of shares that may
Month of	purchased/	price paid	as part of the publicly	yet be purchased
Purchase	returned	per share	announced program	under the program

Jan-09	-	$-	-	267,163
Feb-09	100,000	3.84	100,000	167,163
Mar-09	-	-	-	167,163
Total/Average	100,000	$3.84	100,000	167,163

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

PACIFIC PREMIER BANCORP, INC.,

May 14, 2009	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 14, 2009	/s/ John Shindler
Date                                                                                                John Shindler
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index of Exhibits

Exhibit No.                     Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002