Form 10-Q
period 2009-06-30
PACIFIC PREMIER BANCORP INC
filed 2009-08-13
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant's common stock as of July 31, 2009 was 5,003,451.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Income:  For the three and six months ended June 30, 2009 and 2008 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:  For the three and six months ended June 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows:  For the three and six months ended June 30, 2009 and 2008 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4T - Controls and Procedures

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

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands)

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$59,241	$8,181
Federal funds sold	30	1,526
Cash and cash equivalents	59,271	9,707
Investment securities available for sale	81,779	56,606
FHLB Stock/Federal Reserve Stock, at cost	14,330	14,330
Loans:
Loans held for sale, net	635	668
Loans held for investment, net of allowance for loan losses of $7,158 in 2009 and $5,881 in 2008	595,439	622,470
Accrued interest receivable	3,814	3,627
Other real estate owned	1,026	37
Premises and equipment	9,182	9,588
Deferred income taxes	10,560	10,504
Bank owned life insurance	11,660	11,395
Other assets	726	1,024
Total Assets	$788,422	$739,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposit accounts
Noninterest bearing transaction accounts	$33,713	$29,435
Interest bearing:
Transaction accounts	89,606	58,861
Retail certificates of deposit	417,301	341,741
Wholesale/brokered certificates of deposit	8,487	27,091
Total Deposits	549,107	457,128
Borrowings	166,500	209,900
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	4,490	5,070
Total Liabilities	$730,407	$682,408
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 15,000,000 shares authorized; 5,003,451 (2009) and 4,903,451 (2008) shares issued and outstanding	$49	$48
Additional paid-in capital	64,590	64,680
Accumulated deficit	(4,480)	(4,304)
Accumulated other comprehensive loss, net of tax of $1,498 (2009) and $2,011 (2008)	(2,144)	(2,876)
Total Stockholders’ Equity	$58,015	$57,548
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$788,422	$739,956
__________________________________________________________________
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
INTEREST INCOME:
Loans	$10,055	$10,252	$20,219	$21,190
Other interest-earning assets	1,240	1,280	2,026	2,287
Total interest income	11,295	11,532	22,245	23,477

INTEREST EXPENSE:
Interest on transaction accounts	310	381	566	816
Interest on certificates of deposit	3,027	3,105	6,483	6,669
Total deposit interest expense	3,337	3,486	7,049	7,485
Other borrowings	1,871	2,592	3,732	5,529
Subordinated debentures	98	141	201	320
Total interest expense	5,306	6,219	10,982	13,334
NET INTEREST INCOME	5,989	5,313	11,263	10,143
PROVISION FOR LOAN LOSSES	2,374	836	3,534	1,019

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,615	4,477	7,729	9,124

NONINTEREST INCOME:
Loan servicing fee income	126	497	285	602
Bank and other fee income	211	155	423	270
Net gain from loan sales	-	25	-	92
Net loss from sale of investment securities	(900)	(3,631)	(898)	(3,631)
Other income	235	201	492	593
Total noninterest (loss) income	(328)	(2,753)	302	(2,074)

NONINTEREST EXPENSE:
Compensation and benefits	2,077	2,242	4,086	4,639
Premises and occupancy	656	593	1,314	1,200
Data processing	173	137	328	291
Net loss on other real estate owned	5	5	-	19
FDIC insurance premiums	558	66	845	110
Legal and audit	348	180	480	321
Marketing expense	155	143	344	273
Office and postage expense	89	112	168	194
Other expense	531	491	954	937
Total noninterest expense	4,592	3,969	8,519	7,984

LOSS BEFORE INCOME TAXES	(1,305)	(2,245)	(488)	(934)
BENEFIT FOR INCOME TAXES	(592)	(1,000)	(312)	(536)
NET LOSS	$(713)	$(1,245)	$(176)	$(398)

LOSS PER SHARE:
Basic loss per share	$(0.15)	$(0.25)	$(0.04)	$(0.08)
Diluted loss per share	$(0.15)	$(0.25)	$(0.04)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,900,154	4,903,784	4,876,655	4,993,513
Diluted	6,025,104	6,216,986	6,031,580	6,301,935
_________________________________________________________________
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(dollars in thousands)
(UNAUDITED)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Net loss				(397)		$(397)	(397)
Unrealized loss on investments, net of tax of ($204)					416	416	416
Total comprehensive income						$19
Share-based compensation expense			141				141
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at June 30, 2008	4,903,784	$49	$64,493	$(5,409)	$(292)		$58,841

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2008	4,903,451	$48	$64,680	$(4,304)	$(2,876)		$57,548
Net loss				(176)		(176)	(176)
Unrealized gain on investments, net of tax of $513					732	732	732
Total comprehensive income						$556
Share-based compensation expense			145				145
Common stock repurchased and retired	(100,000)	(1)	(383)				(384)
Warrants exercised	200,000	2	148				150
Balance at June 30, 2009	5,003,451	$49	$64,590	$(4,480)	$(2,144)		$58,015

________________________________________________________________
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(176)	$(398)
Adjustments to net loss:
Depreciation and amortization expense	507	454
Provision for loan losses	3,534	1,019
Share-based compensation	146	139
Loss (gain) on sale and disposal of premises and equipment	25	(2)
(Gain) loss on sale, provision, and write-down of foreclosed real estate	(5)	1
Amortization of premium/discounts on securities held for sale, net	189	(738)
Gain on sale of loans held for sale	-	(25)
Loss on sale of investment securities available for sale	898	3,631
Gain on sale of loans held for investment	-	(67)
Purchase and origination of loans held for sale	-	(408)
Proceeds from the sales of, and principal payments from, loans held for sale	33	461
Increase in current and deferred income tax receivable	(56)	(595)
Decrease in accrued expenses and other liabilities	(580)	(1,450)
Federal Home Loan Bank (FHLB) stock dividend	-	(418)
Income from bank owned life insurance	(265)	(263)
Decrease in accrued interest receivable and other assets	111	1,039
Net cash provided by operating activities	4,361	2,380

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	35,944	95,636
Purchase, origination and advances of loans held for investment	(14,356)	(65,180)
Principal payments on securities available for sale	7,068	7,248
Proceeds from sale of foreclosed real estate	45	710
Purchase of securities available for sale	(43,083)	(30,861)
Proceeds from sale or maturity of securities available for sale	11,466	9,623
Increase in premises and equipment	(76)	(484)
Redemption of FHLB and Federal Reserve stock	-	1,250
Net cash (used in) provided by investing activities	(2,992)	17,942

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	91,979	20,268
Repayment of proceeds from FHLB advances	(43,400)	(72,465)
Proceeds from other borrowings	-	10,300
Repurchase of common stock	(384)	(2,069)
Net cash provided by (used in) financing activities	48,195	(43,966)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,564	(23,644)
CASH AND CASH EQUIVALENTS, beginning of period	9,707	34,021
CASH AND CASH EQUIVALENTS, end of period	$59,271	$10,377

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$10,862	$12,022
Income taxes paid	$810	$225
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$96	$115
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$1,029	$-
__________________________________________________________________
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and six months ended June 30, 2009 and 2008.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2009.

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

Note 2 – Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative and Hedging Activities, an amendment of FASB Statement No. 133”.  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The adoption of SFAS No. 161 had no material impact on our financial statements.

In June 2008, FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5 (EITF 07-5), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 had no material impact on our financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements as of December 31, 2008.

In April 2009, in response to the current credit crisis, FASB issued three new FSPs to address fair value measurement concerns as follows:

•
FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•
FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. If an entity does not intend to sell the security, credit related losses on debt securities that exist will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income; and

•
FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.

FSP 157-4, FSP FAS 115-2 and 124-2, FSP FAS 107-1 and APB 28-1, are all effective for interim and annual periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009 only if all three FSPs are adopted together. We did not elect to early adopt these FSPs. We do not believe that the adoption of FSP FAS 157-4, FSP FAS 115-2 and 124-2, and FSP FAS 107-1 and APB 28-1 will have a material impact on our financial condition, results of operations, and disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. We do not believe that the adoption of SFAS 165 will have a material impact on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on January 1, 2010. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental United States generally accepted accounting principles (“U.S. GAAP”) to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our annual period ending December 31, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following tables:

			Minimum capital		To be well
	Actual		requirements		capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2009 (Unaudited)

Total Capital (to risk-weighted assets)
Bank	$71,649	11.87%	$48,300	8.00%	$60,375	10.00%
Consolidated	72,072	11.85%	48,673	8.00%	60,842	10.00%

Tier 1 Capital (to adjusted tangible assets)
Bank	64,491	8.50%	30,336	4.00%	37,920	5.00%
Consolidated	64,914	8.56%	30,322	4.00%	37,903	5.00%

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,491	10.68%	24,150	4.00%	36,225	6.00%
Consolidated	64,914	10.67%	24,337	4.00%	36,505	6.00%

At December 31, 2008

Total Capital (to risk-weighted assets)
Bank	$70,761	11.68%	$48,457	8.00%	$60,571	10.00%
Consolidated	73,741	12.07%	48,874	8.00%	61,092	10.00%

Tier 1 Capital (to adjusted tangible assets)
Bank	64,880	8.71%	29,808	4.00%	37,261	5.00%
Consolidated	67,859	8.99%	30,199	4.00%	37,748	5.00%

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,880	10.71%	24,229	4.00%	36,343	6.00%
Consolidated	67,859	11.11%	24,437	4.00%	36,655	6.00%

Note 4 – Borrowings

At June 30, 2009, total borrowings of the Company amounted to $176.8 million. The borrowings were comprised of Federal Home Loan Bank (“FHLB”) term borrowings of $138.0 million, $10.3 million Trust Preferred Securities at 3.88%, and three inverse putable reverse repurchase agreements totaling $28.5 million at an average rate of 2.43% secured by approximately $35.2 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal National Mortgage Association.  The Bank’s $138.0 million in FHLB advances had a weighted average interest rate of 4.92% and the term advances had a weighted average maturity of 0.68 year as of June 30, 2009.  As of June 30, 2009, advances from the FHLB were collateralized by pledges of certain real estate loans with an aggregate principal balance of $532.6 million and FHLB stock totaling $12.7 million.  As of June 30, 2009, the Bank was able to borrow up to 45% of its total assets as of March 31, 2009 under its line of credit with the FHLB, which amounted to $329.7 million, an increase of $8.7 million from the year ended December 31, 2008.  FHLB advances consisted of the following as of June 30, 2009:

			Weighted
		Percent	Average Annual
FHLB Advances Maturing in:	Amount	of Total	Interest Rate
	(dollars in thousands)

Over three months to six months	$75,000	54.35%	4.94%
Over six months to one year	25,000	18.11%	4.87%
Over one year	38,000	27.54%	4.92%
Total FHLB advances	$138,000	100.00%	4.92%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.88% per annum as of June 30, 2009.

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

Note 6 – Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share is computed by dividing income available to common stockholders including common stock equivalents, such as outstanding stock options and warrants, by the weighted average number of common shares and common stock equivalents outstanding for the period. Stock options totaling 626,000 and 497,000 shares for the three and six months ended June 30, 2009 and 2008, respectively, were not included in the computation of earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2009 and 2008, the outstanding unexercised warrants of 966,000 and 1,166,000 shares, respectively, were not included in the computation of earnings per a share because they were anti-dilutive.

The table below sets forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,
	2009			2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(in thousands, except per share data)

Net Loss	$(713)			$(1,245)
Basic loss available to common stockholders	(713)	4,900,154	$(0.15)	(1,245)	4,903,784	$(0.25)
Effect of warrants and dilutive stock options	-	-		-	-
Diluted loss available to common stockholders plus assumed conversions	$(713)	4,900,154	$(0.15)	$(1,245)	4,903,784	$(0.25)

	For the Six Months Ended June 30,
	2009			2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands)

Net Loss	$(176)			$(398)
Basic loss available to common stockholders	$(176)	4,876,655	$(0.04)	$(398)	4,993,513	$(0.08)
Effect of warrants and dilutive stock options	-	-		-	-
Diluted loss available to common stockholders plus assumed conversions	$(176)	4,876,655	$(0.04)	$(398)	4,993,513	$(0.08)

Note 7 – Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  Adoption of SFAS 157 did not have a material impact on the Company.

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

Impaired Loans. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At June 30, 2009, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$37,528	$42,815	$1,436	$81,779
Total assets	$37,528	$42,815	$1,436	$81,779

	Fair Value Measurement Using
	Significant Other Unobservable Inputs
	(Level 3)

	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
	(in thousands)
Beginning Balance, January 1, 2009	$-	$-	$1,614	$1,614
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfer in and/or out of Level 3	-	-	(178)	(178)
Ending Balance, June 30, 2009	$-	$-	$1,436	$1,436

    The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis:
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$12,490	$-	$12,490
Loans held for sale		635		635
Other real estate owned	-	1,026	-	1,026
Total assets	$-	$14,151	$-	$14,151

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company.  There can be no assurance that future developments affecting the Company will be the same as those anticipated by management.  Actual results may differ from those projected in the forward-looking statements.  These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant known and unknown risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.  The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•              Inflation, interest rate, market and monetary fluctuations;
•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•              The willingness of users to substitute competitors’ products and services for our products and services;
•
The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•              Technological changes;
•	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•              The growth and profitability of non-interest or fee income being less than expected;
•              Changes in the level of our non-performing assets and charge-offs;
•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters;

•              Possible other-than-temporary impairments of securities held by us;
•             The impact of current governmental efforts to restructure the U.S. financial regulatory system;
•              Changes in consumer spending and savings habits; and
•              Unanticipated regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.  These factors and other risks and uncertainties are discussed in the Company’s 2008 Annual Report on Form 10-K and “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q, which adds new risk factors to those previously disclosed in the Company’s 2008 Annual Report on Form 10-K.

GENERAL

 The discussion should be read in conjunction with the Company’s Management Discussion and Analysis included in the 2008 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

We are a California-based bank holding company incorporated in the state of Delaware and registered  as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Board of Governors of the Federal Reserve, and by the Federal Deposit Insurance Corporation (“FDIC”).  Additionally, the Company is subject to regulation and supervision by the Federal Reserve. The primary business of the Company is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and in March 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve.  As of June 30, 2009, the Bank’s deposit accounts were insured under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the FDIC.    The maximum deposit insurance coverage allowable under federal law increased in October 2008 from $100,000 to $250,000 per depositor and is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain retirement accounts, which will remain at $250,000 per depositor.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  The Company’s corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com on the Internet, we offer a broad array of deposit products and services for both businesses, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

The Company’s principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

Recent Developments

The global and U.S. economies, and the economies of the local communities in which we operate, have continued to experience declines in the second quarter of 2009. The financial markets, and the financial services industry in particular, suffered significant disruption in 2008, resulting in many institutions failing or requiring, government intervention to avoid failure. These conditions were brought about primarily by dislocations in the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets.

The United States, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the global financial crisis and the severe decline in the economy. In the United States, the federal government has adopted Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009). Among other matters, these laws:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program or “TARP”);
•              increase the limits on federal deposit insurance; and
•	provide for various forms of economic stimulus, including assisting homeowners in restructuring and lowering mortgage payments on qualifying loans.

In addition, in June 2009, the Obama Administration recently announced its Financial Regulatory Reform Proposal.  The proposal includes sweeping regulations designed to reduce systemic risk to the economy from the financial service sector, as well as new governmental mechanisms for resolving failing large financial firms.  The proposal would substantially increase the authority of the Federal Reserve to supervise and regulate financial firms and create a new consumer protection agency, among other matters.  There can be no assurance that TARP, the other proposals under consideration or any other legislation or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in the Company's markets, or that the measures adopted will not have adverse consequences on our results of operations.

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

FINANCIAL CONDITION

Total assets of the Company were $788.4 million as of June 30, 2009, compared to $740.0 million as of December 31, 2008.  The $48.5 million, or 6.5%, increase in total assets was primarily due to a $49.6 million and $25.2 million increase in cash and equivalents and securities available for sale, respectively, which was partially offset by a decrease of $27.0 million in net loans held for investment.

Investment Securities Available for Sale

Investment securities available for sale totaled $81.8 million at June 30, 2009 compared to $56.6 million at December 31, 2008.  The increase was primarily due to the purchase of securities totaling $43.1 million which was partially offset by investment principal received of approximately $7.1 million and sales of securities totaling $11.5 million.  The investment securities consist of $155,000 in US Treasuries, $10.0 million in FHLB bonds, $37.4 million in government sponsored entities (“GSE”) mortgage backed securities, and $34.2 million of private label mortgage backed securities. Fifty of the private label mortgage-backed securities totaling $4.1 million are rated below investment grade, which is any rating below “BBB”. In addition, $35.2 million of the GSE securities have been pledged as collateral for the Bank’s $28.5 million of reverse repurchase agreements.

A summary of the Company’s investment securities held for sale as of June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury Notes	$148	$7	$-	$155
FHLB bonds	10,000	-	-	10,000
Government Sponsored Entity Mortgage-backed securities	36,762	700	(89)	37,373
Private Label Mortgage-backed securities - investment grade	32,587	325	(2,724)	30,188
Private Label Mortgage-backed securities - non-investment grade	5,924	5	(1,866)	4,063
Total securities available for sale	$85,421	$1,037	$(4,679)	$81,779
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$99,751	$1,037	$(4,679)	$96,109

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury Notes	$148	$19	$-	$167
Government Sponsored Entity Mortgage-backed securities	37,887	996	(30)	38,853
Private Label Mortgage-backed securities - investment grade	20,536	1	(4,573)	15,964
Private Label Mortgage-backed securities - non-investment grade	2,922	-	(1,300)	1,622
Total securities available for sale	$61,493	$1,016	$(5,903)	$56,606
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$75,823	$1,016	$(5,903)	$70,936

Investment Securities Held for Sale by Contractual Maturity
As of June 30, 2009

	One Year or Less		More than One to Five Years		More than Five to Ten Years		More than TenYears		Total
	Carrying		Carrying		Carrying		Carrying		Carrying
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

US Treasury Notes	$-	0.00%	$78	3.63%	$77	4.23%	$-	0.00%	$155	3.93%
FHLB Stock	$10,000	1.26%	$-	0.00%	$-	0.00%	$-	0.00%	10,000	1.26%
Government Sponsored Entity Mortgage - backed securities	$1	4.71%	$-	0.00%	$8,239	4.12%	$29,133	5.20%	37,373	4.96%
Private Label Mortgage-backed securities - investment grade	$-	0.00%	$-	0.00%	$13,599	6.67%	$16,589	10.78%	30,188	8.93%
Private Label Mortgage-backed securities - non-investment grade	$-	0.00%	$327	0.67%	$-	0.00%	$3,736	5.74%	4,063	5.33%
Total securities available for sale	$10,001	1.26%	$405	1.24%	$21,915	5.70%	$49,458	7.11%	$81,779	5.99%

The Company reviewed individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security, an other-than-temporary impairment shall be considered to have occurred.  If an other-than-temporary impairment occurs, the cost basis of the security would have been written down by the credit related loss amount and the write down accounted for as a realized loss.  During the quarter ended June 30, 2009, the Company took a $1.3 million other-than-temporary impairment charge after management determined that 15 securities were impaired along with the 19 securities that had already been determined to be impaired during the fourth quarter of 2008. All of the impaired securities were acquired by the Bank when it redeemed its shares in a mutual fund. There are 47 more private label securities with a market value of $2.5 million that were received as part of the redemption-in-kind of the mutual fund that are rated investment grade.

Loans

Gross loans outstanding totaled $603.2 million at June 30, 2009 compared to $628.8 million at December 31, 2008.  The decrease was primarily due to principal repayments of $35.9 million, which was partially offset by the purchase of $4.1 million of performing multi-family loans and the origination of $4.5 million of commercial and industrial business and consumer loans.

From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio, and net balance sheet growth.

A summary of the Company’s loan originations, loan purchases, loan sales and principal repayments for the three and six months ended June 30, 2009 and 2008 are as follows
	For the Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Beginning balance, gross	$628,099	$626,692
Loans originated and purchased:
Real Estate:
Multi-family	4,051	25,898
Commercial real estate	-	27,195
Business Loans:
Commercial Owner Occupied (1)	-	10,872
Commercial and Industrial (1)	3,465	11,531
SBA (1)	-	907
Other	1,065	1,056
Total loans originated and purchased	8,581	77,459
Total	636,680	704,151
Less:
Principal repayments	35,936	89,862
Change in undisbursed loan funds	(5,775)	11,871
Charge-offs	2,258	412
Loan Sales	-	6,235
Transfers to Real Estate Owned	1,029	-
Total Gross loans	603,232	595,771
Less ending balance loans held for sale (gross)	(635)	(696)
Ending balance loans held for investment (gross)	$602,597	$595,075

(1) Includes lines of credit

The following table sets forth the composition of the Company’s loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	June 30, 2009			December 31, 2008
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$284,611	47.18%	6.22%	$287,592	45.74%	6.30%
Commercial	154,104	25.55%	6.99%	163,428	25.99%	7.04%
One-to-four family (1)	8,698	1.44%	8.34%	9,925	1.58%	8.78%
Land	2,082	0.35%	0.00%	2,550	0.41%	0.00%
Business Loans:
Commercial Owner Occupied	107,149	17.76%	7.08%	112,406	17.88%	7.13%
Commercial and Industrial	41,628	6.90%	7.49%	43,235	6.88%	6.75%
SBA	3,842	0.63%	5.69%	4,942	0.79%	6.35%
Other Loans	1,118	0.19%	1.62%	4,689	0.75%	5.63%
Total Gross loans	$603,232	100.00%	6.65%	$628,767	100.00%	6.68%

(1) Includes second trust deeds.

The following table sets forth the repricing characteristics of the Company’s multi-family, commercial real estate and commercial owner occupied loan portfolio in dollar amounts as of June 30, 2009:

			Weighted
	Number		Average	Months to
	of Loans	Amount	Interest Rate	Reprice
	(dollars in thousands)
1 Year and less (1)	197	$158,286	6.15%	3.35
Over 1 Year to 3 Years	108	156,358	6.78%	21.32
Over 3 Years to 5 Years	117	128,100	6.62%	43.14
Over 5 Years to 7 Years	14	29,065	6.94%	72.13
Over 7 Years to 10 Years	21	16,375	6.62%	101.84
Fixed	50	59,761	6.95%	-
Total	507	$547,946	6.58%	26.94

(1) Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses totaled $7.2 million as of June 30, 2009 and $5.9 million as of December 31, 2008.   The increase in the allowance for loan losses was primarily due to the deteriorating economic environment and an overall increase in the reserve factors applied to various segments of the Bank’s loan portfolio. Net nonaccrual loans and other real estate owned were $12.3 million and $1.0 million, respectively, at June 30, 2009, compared to $5.2 million and $37,000, respectively, as of December 31, 2008. The increase in net nonaccrual loans is primarily due to 11 loans totaling $9.2 million of which seven loans, totaling $7.8 million, are in foreclosure. The allowance for loan losses as a percent of nonperforming loans decreased to 58% as of June 30, 2009 from 113% at December 31, 2008.

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

The factor amount for each of the above-described risk factors are determined by the Chief Credit Officer and approved by the Credit and Investment Review Committee on a quarterly basis.

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

Given the composition of the Company’s loan portfolio, the $7.2 million allowance for loan losses was considered adequate to cover losses inherent in the Company’s loan portfolio at June 30, 2009.  However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of the loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect the Company’s market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

The table below summarizes the activity of the Company’s allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$6,396	$4,796	$5,881	$4,606
Provision for loan losses	2,374	836	3,534	1,019
Charge-offs
Real estate:
Multi-family	(515)	-	(515)	-
Commercial	(59)	-	(59)	-
One-to-four family	(26)	(29)	(125)	(29)
Business Loans:
Commercial and Industrial	(550)	-	(906)	-
SBA loans	-	(383)	(227)	(383)
Other loans	(468)	-	(468)	-
Total charge-offs	(1,618)	(412)	(2,300)	(412)
Recoveries
Real estate:
One-to-four family	2	42	23	46
Business Loans:
SBA loans	-	1	11	1
Other loans	4	4	9	7
Total recoveries	6	47	43	54
Net charge-offs	(1,612)	(365)	(2,257)	(358)
Balance, end of period	$7,158	$5,267	$7,158	$5,267

Composition of Nonperforming Assets

The table below summarizes the Company’s composition of nonperforming assets as of the dates indicated. Net nonperforming assets totaled $13.4 million at June 30, 2009 and $5.2 million as of December 31, 2008, or 1.70% and 0.71% of total assets, respectively.  Non-performing loans are distributed across the Bank’s portfolio and reflect the on-going weakness in the local economy.

	At June 30,	At December 31,
	2009	2008
Nonperforming assets:	(dollars in thousands)
Real Estate:
One-to-four family	$111	$637
Multi-family	2,226	350
Commercial	5,838	3,188
Business loans:
Commercial owner occupied	1,523	-
Commercial and industrial	1,919	-
SBA	723	1,025
Other loans	-	-
Total nonaccrual loans	12,340	5,200
Foreclosed real estate owned ("OREO")	1,026	37
Total nonperforming assets (1)	$13,366	$5,237

Restructured Loans	$-	$-

Allowance for loan losses as a percent of
gross loans receivable (2)	1.19%	0.94%

Allowance for loan losses as a percent of
total nonperforming loans, gross	58.01%	113.10%

Nonperforming loans as a
percent of gross loans receivable	2.05%	0.83%

Nonperforming assets as a
percent of total assets	1.70%	0.71%

(1)
Nonperforming assets consist of nonperforming loans and OREO and do not include nonperforming AFS securities.  Nonperforming loans include all loans 90 days or more past due and loans that are less than 90 days and, in the opinion of management, there is reasonable doubt as to the collectability are classified as non-accruing.

(2)	Gross loans include loans receivable that are held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities of the Company increased from $682.4 million at December 31, 2008 to $730.4 million at June 30, 2009.  The increase was primarily due to an increase in total deposits of $92.0 million which was partially offset by a decrease in borrowings of $43.4 million during the six months ended June 30, 2009.

The Company had $166.5 million in borrowings as of June 30, 2009, compared to $209.9 million in such borrowings at December 31, 2008.  Borrowings consist primarily of advances from the FHLB which are collateralized by pledges of certain real estate loans with an aggregate principal balance of $532.6 million and FHLB stock totaling $12.7 million at June 30, 2009. See “Note 4 –Borrowings” above. The Bank may borrow up to 45% of its assets under the FHLB line.  As of June 30, 2009, the maximum amount that the Bank may borrow through the FHLB was $329.7 million, based on the Bank’s assets as of March 31, 2009.  The total cost of the Company’s borrowings for the three and six months period ended June 30, 2009 was 4.49% and 4.27%, respectively, an increase of 43 and 8 basis points, respectively, compared to the same periods in 2008.

The Corporation had $10.3 million of subordinated debentures as of June 30, 2009 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the three and six months ended June 30, 2009 was 3.80% and 3.90%, respectively, compared to 5.47% and 6.19%, respectively, for the same periods in 2008.

Total deposits were $549.1 million as of June 30, 2009, compared to $457.1 million at December 31, 2008, an annualized increase of 40.2%.   The increase in deposits was comprised of increases in retail certificate of deposits and transaction accounts of $75.6 million and $35.0 million, respectively, which were partially offset by a decrease in brokered certificates of deposits of $18.6 million. The total average annualized cost of deposits for the three and six months ended June 30, 2009 was 2.56% and 2.81%, respectively,  compared to 3.43% and 3.75%, respectively,  for the same periods in 2008.

 During the three and six months ended June 30, 2009, our average annualized cost of funds was 3.04% and 3.20%, respectively, a decrease of 66 and 76 basis points, respectively, compared to the same periods in 2008.

Total equity was $58.0 million as of June 30, 2009, compared to $57.5 million at December 31, 2008, an increase of $467,000.   The increase in equity was primarily due to an increase in the accumulated adjustment to stockholders’ equity of $732,000 due to an increase in value of the Company’s investment portfolio. This increase was partially offset by a net loss of $176,000 and the repurchase and retirement of 100,000 shares of common stock at a cost of $384,000, or at an average cost of $3.84 per share.

RESULTS OF OPERATIONS

    The Company recorded a second quarter net loss of $713,000, or $0.15 per basic and diluted share, compared to net loss of $1.2 million, or $0.25 per basic and diluted share, for the second quarter of 2008.  The net loss for the six months ended June 30, 2009 was $176,000, or $0.04 per basic and diluted share, compared to net loss of $398,000, or $0.08 per basic and diluted share in the comparable prior period.  The net loss for the three months ended June 30, 2009 is primarily due to charge-offs totaling $1.6 million and other-than-temporary impairment charge of $1.3 million on the Bank’s private label investments. All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for options whose exercise price exceeds the closing market price as of June 30, 2009, outstanding.  See “Item 1.  Financial Statements-Note 6 – Earnings (Loss) Per Share”.

Return on average assets (ROAA) for the three and six months ended June 30, 2009 was (0.37%) and (0.05%), respectively, compared to (0.67%) and (0.11%) for the same periods in 2008, respectively.  The Company's return on average equity (ROAE) for the three and six months ended June 30, 2009 was (4.89%) and (0.61%), respectively, compared to (8.41%) and (1.33%), for the three and six months ended June 30, 2008, respectively.  The Company’s basic value per share decreased to $11.59 from $11.74 at December 31, 2008.  The Company’s diluted book value per share increased to $9.70 at June 30, 2009, from $9.60 at December 31, 2008, reflecting an annualized increase of 2.1%.  The decrease in the Company’s basic value per share is primarily due to the repurchase and retirement of 100,000 shares of the Company’s stock at a cost below our book value during the first quarter of 2009, offset by the issuance of 200,000 shares from a warrant exercise in May 2009.  The increase in the Company’s diluted value per share is primarily due to an increase in the number of outstanding shares and options whose exercise price was below the closing market price as of June 30, 2009.  Options whose exercise price exceeds the closing market price as of June 30, 2009 are excluded from the diluted book value calculation.

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

For the three and six months ended June 30, 2009, net interest income was $6.0 million and $11.3 million, respectively, compared to $5.3 million and $10.1 million for the same periods a year earlier.  The increases in net interest income for the three and six months ended June 30, 2009 compared to the same periods in 2008, were predominately attributable to decreases in interest expense of $913,000, or 14.7%, and $2.4 million, or 17.6%, respectively. The reduction in interest expense for the 2009 periods was primarily due to decreases in our average cost of liabilities for three and six months ended June 30, 2009 of 66 basis points and 76 basis points, respectively, over the prior year periods.  Partially offsetting the decrease in interest expense was a decrease in interest income for the three and six months ended June 30, 2009 of $237,000 and $1.2 million, respectively.  The decrease in interest income was primarily attributable to the repricing of our adjustable rate loans downward. Our weighted average loan yield for the quarter ended June 30, 2009 was 6.64%, a decrease of 19 basis points from 6.83% for the same period a year earlier. Because 95% of the Bank’s adjustable rate loans contain interest rate floors, the decrease in loan yield is limited in the event of repricing in a lower interest rate environment.

The net interest margin for the three and six months ended June 30, 2009 was 3.30% and 3.15%, respectively, compared to 3.01% and 2.86% for the same periods a year ago.  The increases in net interest margin were primarily attributable to decreases in our average cost of liabilities, which were partially offset by decreases in the average loan yield of 19 basis points and 29 basis points for the three and six months ended June 30, 2009, respectively, compared to the same periods a year ago. The changes in the cost of funds and loan yields are primarily attributable to the Federal Reserve’s reduction of the Fed Fund Rate over a 15 month period by 500 basis points starting in September of 2007 in response to the economic downturn and their affects on the repricing of the Bank’s adjustable loan portfolio, maturing deposits, and short-term borrowings.  As of June 30, 2009, the Bank had $143.4 million of certificate of deposits and $24.0 million of loans that are scheduled to reprice in the next quarter.

The following tables set forth the Company’s average balance sheets and the related weighted average yields and costs on average interest-earning assets and interest-bearing liabilities, for the three and six months ended June 30, 2009 and 2008.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are measured on a daily basis.  The yields and costs include fees that are considered adjustments to yields.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$25,920	$15	0.23%	$6,761	$12	0.71%
Federal funds sold	6,293	4	0.25%	507	3	2.37%
Investment securities	88,022	1,222	5.55%	98,593	1,265	5.13%
Loans receivable, net	606,108	10,055	6.64%	600,711	10,252	6.83%
Total interest-earning assets	726,343	11,296	6.22%	706,572	11,532	6.53%
Non-interest-earning assets	34,810			32,691
Total assets	$761,153			$739,263
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$108,113	$310	1.15%	$103,083	$380	1.47%
Retail certificates of deposit	404,281	$2,965	2.93%	267,992	2,748	4.10%
Wholesale/brokered certificates of deposit	8,465	62	2.93%	35,354	355	4.02%
Total interest-bearing deposits	520,859	3,337	2.56%	406,429	3,483	3.43%
Borrowings	166,841	1,871	4.49%	255,180	2,592	4.06%
Subordinated debentures	10,310	98	3.80%	10,310	141	5.47%
Total borrowings	177,151	1,969	4.45%	265,490	2,733	4.12%
Total interest-bearing liabilities	698,010	5,306	3.04%	671,919	6,216	3.70%
Non-interest-bearing liabilities	4,842			8,156
Total liabilities	702,852			680,075
Equity	58,301			59,188
Total liabilities and equity	$761,153			$739,263
Net interest income		$5,990			$5,316
Net interest rate spread			3.18%			2.83%
Net interest margin			3.30%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities			104.06%			105.16%

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$17,701	$18	0.20%	$7,241	$23	0.64%
Federal funds sold	6,019	8	0.27%	722	10	2.77%
Investment securities	79,946	2,000	5.00%	87,559	2,254	5.15%
Loans receivable, net	611,117	20,219	6.62%	613,394	21,190	6.91%
Total interest-earning assets	714,783	22,245	6.22%	708,916	23,477	6.62%
Non-interest-earning assets	34,807			32,404
Total assets	$749,590			$741,320
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$100,768	$566	1.12%	$100,119	$819	1.64%
Retail certificates of deposit	385,977	6,269	3.25%	262,243	6,108	4.66%
Wholesale/brokered certificates of deposit	14,305	214	2.99%	36,827	561	3.05%
Total interest-bearing deposits	501,050	7,049	2.81%	399,189	7,488	3.75%
Borrowings	174,723	3,732	4.27%	264,044	5,529	4.19%
Subordinated debentures	10,310	201	3.90%	10,310	319	6.19%
Total borrowings	185,033	3,933	4.25%	274,354	5,848	4.26%
Total interest-bearing liabilities	686,083	10,982	3.20%	673,543	13,336	3.96%
Non-interest-bearing liabilities	5,560			7,997
Total liabilities	691,643			681,540
Equity	57,947			59,780
Total liabilities and equity	$749,590			$741,320
Net interest income		$11,263			$10,141
Net interest rate spread			3.02%			2.66%
Net interest margin			3.15%			2.86%
Ratio of interest-earning assets to interest-bearing liabilities			104.18%			105.25%

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

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to			Compared to
	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$55	$(52)	$3	$39	$(44)	$(5)
Federal funds sold	20	(20)	-	30	(32)	(2)
Investment securities	(495)	452	(43)	(192)	(62)	(254)
Loans receivable, net	510	(707)	(197)	(78)	(893)	(971)
Total interest-earning assets	$90	$(327)	$(237)	$(201)	$(1,031)	$(1,232)
Interest-bearing liabilities:
Transaction accounts	$109	$(180)	$(71)	$16	$(266)	$(250)
Retail certificates of deposit	4,155	(3,939)	216	4,603	(4,442)	161
Wholesale/brokered certificates of deposit	(216)	(78)	(294)	(337)	(10)	(347)
Borrowings	(2,213)	1,492	(721)	(2,115)	318	(1,797)
Subordinated debentures	-	(43)	(43)	-	(119)	(119)
Total interest-bearing liabilities	$1,835	$(2,748)	$(913)	$2,167	$(4,519)	$(2,352)
Change in net interest income	$(1,745)	$2,421	$676	$(2,368)	$3,488	$1,120

Provision for Loan Losses

The Bank’s provision for loan losses was $2.4 million and $3.5 million, respectively, for the three and six months ended June 30, 2009, compared to $836,000 and $1.0 million for the same periods in 2008.  The increase in the provision for the three and six months ended June 30, 2009 was primarily due to increases in net charge-offs of $1.2 million and $1.9 million, respectively, compared to the same periods a year ago.  Net charge-offs in the second quarter of 2009 were $1.6 million compared to net charge-offs of $365,000 for the same period in 2008.  Substantially all of the second quarter charge-offs came from three credits in the Bank’s portfolio consisting of:  the Bank’s sole land loan, which subsequent to quarter-end has been foreclosed; a multifamily participation loan, that was formerly the Bank’s sole construction loan; and an SBA loan relationship with a single principal, secured primarily by medical receivables.  The increased provision for loan losses also reflects management’s expectation that the continuing recession will negatively impact some of our borrowers and/or the collateral securing our loans. The Bank’s Loss Mitigation Department continues collection efforts on loans previously written-down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income for the three and six months ended June 30, 2009 was a loss of $328,000 and income of $302,000, respectively, compared to losses of $2.8 million and $2.1 million for the same periods ended June 30, 2008.  The losses in 2008 were primarily due to the Bank’s redemption of a mutual fund investment for a loss of $3.6 million. The loss in 2009 is due to an-other-than-temporary impairment charge of $1.3 million on the private label securities that the Bank received when it redeemed its shares in a mutual fund. Excluding this one-time charge, noninterest income would have been $1.0 million and $1.6 million for the three and six months ended June 30, 2009, respectively.

Noninterest Expense

Noninterest expenses were $4.6 million and $8.5 million for the three and six months ended June 30, 2009, respectively, compared to $4.0 million and $8.0 million for the same periods ended June 30, 2008.  The increase in noninterest expense for the three and six months ended June 30, 2009 were the result of increases in FDIC insurance premiums of $492,000 and $735,000, respectively. Partially offsetting the FDIC insurance premium increase was a decrease in compensation and benefits for the three and six months ended June 30, 2009 of $165,000 and $553,000, respectively, compared to the same periods in the prior year.  The increase in FDIC insurance premiums was due to the $365,000 accrual for the FDIC special assessment, increases in the regular FDIC’s quarterly assessment rates from 7.5 bps for 2008 to an average of 16.4 bps for the first six months of 2009, and the growth in the Bank’s deposits of $142.1 million, or 34.9%, over the prior year.   The decrease in compensation and benefits for the quarter was primarily attributable to a reduction in the annual incentive compensation accrual. The number of full-time equivalent employees with the Bank at June 30, 2009 and 2008 was 91.

Benefit for Income Taxes

The Company had a tax benefit for the three and six months ended June 30, 2009 of $592,000 and $312,000, respectively.  For the same periods in 2008, the Company had a tax benefit of $1.0 million and $536,000, respectively. The decrease in the tax benefit for the three and six months ended June 30, 2009 was primarily due to a reduction in loss before taxes of $940,000 and $446,000, respectively. The Company’s valuation allowance for deferred taxes was zero at June 30, 2009, as the deferred tax assets based on management’s analysis were determined, more likely than not, to be realized.

LIQUIDITY

The Bank’s primary sources of funds are principal and interest payments on loans, deposits and borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s average liquidity ratios were 13.43% and 13.73% for the quarters ended June 30, 2009 and 2008, respectively.

The Company’s cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Net cash provided by operating activities was $4.4 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $2.4 million for the six months ended June 30, 2008.  Net cash used in investing activities was $3.0 million for the six months ended June 30, 2009, compared to net cash provided by investing activities of $17.9 million for the six months ended June 30, 2008.  Net cash provided by financing activities was $48.2 million for the six months ended June 30, 2009, compared to net cash used in financing activities of $44.0 million for the six months ended June 30, 2008.

The Company’s most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on the Company’s operating, lending and investing activities during any given period.  At June 30, 2009, cash and cash equivalents totaled $59.3 million and the market-value of the Bank’s investments in mortgage-backed securities totaled $81.8 million.  The Company has other sources of liquidity, if a need for additional funds arises, including the utilization of FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs, and loan sales.

As of June 30, 2009, the Bank had commitments to extend credit of $10.9 million as compared to $14.4 million at December 31, 2008.  There were no material changes to the Company’s commitments or contingent liabilities as of June 30, 2009 compared to the period ended December 31, 2008 as discussed in the notes to the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K.

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

The table in “Item 1. Financial Statements - Note 3 - Regulatory Matters” reflects the Company’s and Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of June 30, 2009, the Bank met the capital ratios required to be considered well capitalized under applicable regulatory standards.

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

Item 4T.  Controls and Procedures

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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

The Company was not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in the Company’s 2008 Annual Report on Form 10-K.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part 1A. “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K, other than the addition of the following risk factors:

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets during 2008 and the first six months of 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and substantial impairment charges on our investment securities. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business:

•           Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses;
•           Problem assets and foreclosures may continue to increase;
•           Demand for our products and services may further decline; and
•
Collateral for loans made by the Bank, especially real estate, may continue to decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

•
Performance of the underlying loans in the private label mortgage backed securities may continue to deteriorate as the recession continues potentially causing further OTTI markdowns to our investment portfolio.

Our level of credit risk is increasing due to our focus on commercial lending, and the concentration on small businesses customers with heightened vulnerability to economic conditions.

As of June 30, 2009, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $9.0 million which is fully committed as of such date and $11.6 million, respectively. At such date, our commercial business loans amounted to $41.6 million, or 6.9% of our total loan portfolio, and our commercial real estate loans amounted to $440.8 million, or 73.1% of our total loan portfolio. Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in the Bank’s loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.

We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $13.4 million at June 30, 2009 and $5.2 million at December 31, 2008. We had $1.6 million of net loan charge-offs for the quarter ended June 30, 2009 compared to $965,000 in net loan charge-offs for the year ended December 31, 2008. Our provision for loan losses was $2.4 million for the quarter ended June 30, 2009 and $2.2 million for the year ended December 31, 2008. At June 30, 2009, the ratios of our allowance for loan losses to non-accrual loans and to total loans outstanding was 58% and 1.19%, respectively. Additional increases in our non-performing assets or loan charge-offs may require us to increase our allowance for loan losses, which would have an adverse effect upon our future results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Purchase	Total number of shares purchased/returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program

Apr-09	-	$-	-	167,163
May-09	-	-	-	167,163
Jun-09	-	-	-	167,163
Total/Average	-	$-	-	167,163

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 27, 2009, the Company held its Annual Meeting of Shareholders.  The following directors were elected to serve a three year term through the date of the 2012 Annual Meeting of Shareholders:  John D. Goddard and David L. Hardin.  The following directors’ terms continued after the Annual Meeting of Shareholders:  Steven R. Gardner. Jeff C. Jones, Kenneth A. Boudreau, Micheal L. McKennon and Ronald G. Skipper.  The matters voted on at the meeting and the results of these votes are as follows:

1.	Election of the following directors to terms expiring in 2012:

	Affirmative	Votes
	Votes	Withheld

John D. Goddard	3,842,077	309,762
David L. Hardin	3,330,112	821,727

2.	Ratification of the appointment of Vavrinek, Trine, Day & Co., LLP as Independent Auditors for the fiscal year ending December 31, 2009:

Affirmative	Votes	Votes
Votes	Against	Abstain

4,150,259	1,580	-

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

PACIFIC PREMIER BANCORP, INC.,

August 13, 2009	By:	/s/ Steven R. Gardner
Date                                                                                                Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 13, 2009	/s/ John Shindler
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