Form 10-K/A
period 2008-12-31
PACIFIC PREMIER BANCORP INC
filed 2009-10-09
CIK 1028918

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

1600 Sunflower Avenue, Costa Mesa, California 92626

(714) 431-4000

----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [     ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [     ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of March 31, 2009, the Registrant had 4,803,451 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2009 (the “Original Filing”), is being filed to reflect changes to Item 6. Selected Financial Data of Part II of the Original Filing and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of the Original Filing, each as detailed below, and no other information in the Original Filing is amended hereby.

Item 6. Selected Financial Data of Part II of the Original Filing has been amended to correct errors in the following line items:

•                  Return on average equity in the 2008 column was changed from 1.19% to 1.20%;

•                  Efficiency ratio in the 2008 column was changed from 83.70% to 83.66%;

•                  Bank’s Total capital ratio in the 2007 column was changed from 11.27% to 11.44%;

•                  Company’s capital ratios in the 2007 column were changed from Tier 1 capital  to adjusted total assets of 9.51% to 8.90%, Tier 1 capital to total risk-weighted assets of 11.54% to 10.81%, and Total capital of 12.29% to 11.56%; and

•                  Allowance for loan losses as a percent of nonperforming loans in the 2004 column was changed from 110.77% to 110.75%.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of the Original Filing has been amended to correct the number of options exercisable by each of the directors and executive officers named in the Security Ownership of Directors and Executive Officers table and their corresponding total beneficial ownership of our shares of common stock.

Except as described above, this Form 10-K/A does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

As used in this Form 10-K/A, the terms “Company,” “we,” “us” and “our” refer to Pacific Premier Bancorp, Inc. and the term “Bank” refers to Pacific Premier Bank.

PART I

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data presented below is derived from our audited consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements presented in Item 8. Financial Statements and Supplementary Data of Part II of the Original Filing (dollars in thousands, except ratios and per share data):

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
Operating Data:
Interest income	$46,522	$49,432	$44,128	$33,707	$23,223
Interest expense	25,404	31,166	27,003	16,571	7,817
Net interest income	21,118	18,266	17,125	17,136	15,406
Provision for loan losses	2,241	1,651	531	349	705

Net interest income after provision for loans losses	18,877	16,615	16,594	16,787	14,701
Net gains from loan sales	92	3,720	3,697	590	105
Other noninterest income	(2,264)	2,639	2,818	3,540	4,141
Noninterest expense	15,964	17,248	15,231	12,260	11,234
Income before income tax provision	741	5,726	7,878	8,657	7,713
Income tax provision (1)	33	2,107	450	1,436	972
Net income	$708	$3,619	$7,428	$7,221	$6,741

	As of and For the Years Ended December 31,
	2008	2007	2006	2005	2004
Share Data:
Net income per share:
Basic	$0.14	$0.70	$1.41	$1.37	$1.28
Diluted	$0.11	$0.55	$1.11	$1.08	$1.02

Weighted average common shares outstanding:
Basic	4,948,359	5,189,104	5,261,897	5,256,906	5,256,334
Diluted	6,210,387	6,524,753	6,684,915	6,658,240	6,622,735

Book value per share (basic)	$11.74	$11.77	$11.03	$9.67	$8.37
Book value per share (diluted)	$9.60	$9.69	$9.16	$8.09	$7.08

Selected Balance Sheet Data:
Total assets	$739,956	$763,420	$730,874	$702,696	$543,124
Securities and FHLB stock	70,936	73,042	77,144	49,795	44,844
Loans held for sale, net (2)	668	749	795	456	532
Loans held for investment, net (2)	622,470	622,114	604,304	602,937	469,822
Allowance for loan losses	5,881	4,598	3,543	3,050	2,626
Total deposits	457,128	386,735	339,449	327,936	288,887
Borrowings	209,900	297,965	316,491	318,145	206,710
Total stockholders’ equity	57,548	60,750	58,038	50,542	44,028

Performance Ratios: (3)
Return on average assets (4)	0.09%	0.50%	1.07%	1.18%	1.61%
Return on average equity (5)	1.20%	6.03%	13.47%	15.17%	16.37%
Average equity to average assets	7.96%	8.16%	7.94%	7.78%	9.86%
Equity to total assets at end of period	7.78%	7.96%	7.94%	7.19%	8.11%
Average interest rate spread (6)	2.81%	2.44%	2.39%	2.70%	3.66%
Net interest margin (7)	2.99%	2.63%	2.58%	2.88%	3.82%
Efficiency ratio (8)	83.66%	69.87%	64.26%	57.72%	57.21%
Average interest-earning assets to average interest-bearing liabilities	105.01%	104.20%	104.83%	106.41%	108.02%
Capital Ratios (9):
Tier 1 capital to adjusted total assets	8.71%	8.81%	8.38%	7.79%	9.09%
Tier 1 capital to total risk-weighted assets	10.71%	10.68%	10.94%	11.21%	13.00%
Total capital to total risk-weighted assets	11.68%	11.44%	11.55%	11.78%	13.59%
Capital Ratios (10):
Tier 1 capital to adjusted total assets	8.99%	8.90%	N/A	N/A	N/A
Tier 1 capital to total risk-weighted assets	11.11%	10.81%	N/A	N/A	N/A
Total capital to total risk-weighted assets	12.07%	11.56%	N/A	N/A	N/A
Asset Quality Ratios:
Nonperforming loans, net, to total loans (11)	0.83%	0.67%	0.09%	0.25%	0.45%
Nonperforming assets, net as a percent of total assets (12)	0.71%	0.64%	0.10%	0.24%	0.46%
Net charge-offs to average total loans	0.34%	0.37%	0.01%	(0.01)%	0.02%
Allowance for loan losses to total loans at period end	0.94%	0.73%	0.58%	0.50%	0.56%
Allowance for loan losses as a percent of	113.10%	109.48%	558.83%	180.79%	110.75%
nonperforming loans at period end (11)

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

PART III

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Holders of Common Stock

The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of our outstanding shares of common stock on March 31, 2009 or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Other than those persons listed below, we are not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of our common stock as of March 31, 2009.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percent
Title of Class	Beneficial Owner	Ownership		of Class (1)

Common Stock	AWM Investment Co., Inc.	487,716	(2)	10.15%
	527 Madison Avenue, Suite 2600
	New York, NY 10022

Common Stock	Wellington Management Co. LLP	478,100	(3)	9.95%
	75 State Street
	Boston, MA 02109-1809

Common Stock	JCSD Capital, LLC	325,000	(4)	6.77%
	170 Alamo Hills Court
	Alamo, CA 94507

(1)         As of March 31, 2009, there were 4,803,451 shares of our common stock outstanding on which “Percent of Class” in the above table is based.

(2)         As disclosed on a Schedule 13G/A filed with the SEC on February 13, 2009.  The ability of AWM Investment Co., Inc. to vote the shares it holds in excess of 10% of our outstanding shares of common stock is subject to the Voting Limitation contained in our certificate of incorporation, as amended.

(3)         As disclosed on a Schedule 13G filed with the SEC on February 12, 2007.

(4)         As disclosed on a Schedule 13G filed with the SEC on August 27, 2008.

Security Ownership of Directors and Executive Officers

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of March 31, 2009, by (i) our directors, (ii) our executive officers named in Summary

Compensation Table, which is included in our Definitive Proxy statement filed with the SEC on April 17, 2009, and (iii) all of our then current directors and executive officers as a group.  The following summary is based on information furnished by the respective directors and officers.

Each person has sole voting and investment power with respect to the shares he beneficially owns.

		Unvested			Total Beneficial
	Common	Restricted	Options		Ownership
Name	Stock	Stock	Exercisable (1)	Warrants (2)	# (3)	% (4)
	A	B	C	D	E	F

Kenneth A. Boudreau	15,175	-	5,000	-	20,175	0.4%
John D. Goddard	49,114	-	16,000	-	65,114	1.3%
Jeff C. Jones	13,832	668	5,000	16,400	35,900	0.7%
Michael L. McKennon	7,000	-	13,000	-	20,000	0.4%
Ronald G. Skipper	35,195	-	16,000	-	51,195	1.0%
David L. Hardin	-	-	-	-	-	0.0%
Steven R. Gardner	73,002	-	190,000	-	263,002	5.1%
John Shindler	16,748	-	49,000	-	65,748	1.3%
Eddie Wilcox	16,432	-	55,000	-	71,432	1.4%
Stock Ownership of all Directors and Executive Officers as a Group (9 persons)	226,498	668	349,000	16,400	592,566	11.5%

(1)         In accordance with applicable SEC rules, only options that are exercisable within 60 days after March 31, 2009 are included in this column.

(2)         The amounts in column D represent warrants to purchase our common stock which were purchased by the director separately.

(3)         The amounts in column E are derived by adding shares, unvested restricted stock, options exercisable, and warrants listed in columns A, B, C and D of the table.

(4)         The amounts contained in column F are derived by dividing the amounts in column E of the table by (i) the total outstanding shares of 4,803,451, plus (ii) the total amount in column C, plus (iii) the total amount in column D.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2000 & 2004 Stock Incentive Plans	633,550	$8.75	64,134
Equity compensation plans not approved by security holders:	-	-	-
Total Equity Compensation plans	633,550	$8.75	64,134

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as part of this report.

(1)                               Not applicable

(2)                               Not applicable

(3)                               The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I (7)
10.1	2000 Stock Incentive Plan (6)*
10.2	Employment Agreement by and between Steven Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated December 19, 2007 (8) *
10.3	Employment Agreement by and between John Shindler, Pacific Premier Bancorp, Inc. and Pacific Premier Bank, dated December 19, 2007 (8) *
10.4	Employment Agreement between Edward Wilcox and Pacific Premier Bank, dated December 19, 2007 (8)*
10.5	Amended and Restated Declaration of Trust of PPBI Trust I (6)
10.6	Guarantee Agreement from PPBI Trust I (6)
10.7	Salary Continuation Agreement between Pacific Premier Bank and Steven R. Gardner (9)*
10.8	Salary Continuation Agreement between Pacific Premier Bank and John Shindler (9)*
10.9	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement (10)*
21.1	Subsidiaries of Pacific Premier Bancorp, Inc. (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*                                         Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement for a Special Meeting filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(7)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 21, 2007.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 2, 2007.
(11)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 26, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of October 2009.

PACIFIC PREMIER BANCORP, INC.

By:	/s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer