Form 10-Q
period 2009-09-30
PACIFIC PREMIER BANCORP INC
filed 2009-11-16
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant's common stock as of November 16, 2009 was 9,618,836.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At September 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations: For the three and nine months ended September 30, 2009 and 2008 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:For the three and nine months ended September 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows:For the nine months ended September 30, 2009 and 2008 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk

Item 4T - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A- Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$115,662	$8,181
Federal funds sold	30	1,526
Cash and cash equivalents	115,692	9,707
Investment securities available for sale	101,686	56,606
Federal Home Loan Bank stock/Federal Reserve stock, at cost	14,330	14,330
Loans held for sale	-	668
Loans held for investment, net of allowance for loan losses of $8,107 in 2009 and $5,881 in 2008	576,507	622,470
Accrued interest receivable	3,346	3,627
Other real estate owned	3,644	37
Premises and equipment	8,928	9,588
Deferred income taxes	10,981	10,504
Bank owned life insurance	11,792	11,395
Other assets	959	1,024
TOTAL ASSETS	$847,865	$739,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts
Noninterest bearing transaction accounts	$33,098	$29,435
Interest bearing:
Transaction accounts	128,493	58,861
Retail certificates of deposit	438,545	341,741
Wholesale/brokered certificates of deposit	6,246	27,091
Total deposits	606,382	457,128
Federal Home Loan Bank advances and other borrowings	166,500	209,900
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,357	5,070
TOTAL LIABILITIES	789,549	682,408
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,003,451 (2009) and 4,903,451 (2008) shares issued and outstanding	49	48
Additional paid-in capital	64,648	64,680
Accumulated deficit	(4,487)	(4,304)
Accumulated other comprehensive loss, net of tax of $1,324 (2009) and $2,011 (2008)	(1,894)	(2,876)
TOTAL STOCKHOLDERS’ EQUITY	58,316	57,548
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$847,865	$739,956

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
INTEREST INCOME
Loans	$9,612	$10,444	$29,832	$31,633
Investment securities and other interest-earning assets	1,145	1,126	3,172	3,413
Total interest income	10,757	11,570	33,004	35,046
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	378	352	943	1,168
Interest on certificates of deposit	2,667	3,008	9,150	9,676
Total interest-bearing deposits	3,045	3,360	10,093	10,844
FHLB advances and other borrowings	1,870	2,517	5,602	8,046
Subordinated debentures	89	143	290	463
Total interest expense	5,004	6,020	15,985	19,353
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSS	5,753	5,550	17,019	15,693
PROVISION FOR LOAN LOSSES	2,001	664	5,535	1,683
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,752	4,886	11,484	14,010
NONINTEREST INCOME
Loan servicing fees	117	231	402	833
Bank and other fees	215	155	638	424
Net gain from sales of loans	7	-	7	92
Net gain (loss) from sales of investment securities	(380)	45	(1,278)	(3,586)
Other income	297	216	789	810
Total noninterest income (loss)	256	647	558	(1,427)
NONINTEREST EXPENSE
Compensation and benefits	1,954	2,223	6,040	6,862
Premises and occupancy	628	632	1,942	1,832
Data processing and communications	143	114	471	405
Other real estate owned operations, net	198	54	197	73
FDIC insurance premiums	274	66	1,118	198
Legal and audit	165	144	645	465
Marketing	164	221	508	494
Office and postage	78	53	247	247
Other expense	515	444	1,473	1,360
Total noninterest expense	4,119	3,951	12,641	11,936
NET INCOME (LOSS) BEFORE INCOME TAX (BENEFIT) PROVISION	(111)	1,582	(599)	647
INCOME TAX (BENEFIT)	(104)	581	(416)	45
NET INCOME (LOSS)	$(7)	$1,001	$(183)	$602

EARNINGS (LOSS) PER SHARE
Basic	$-	$0.20	$(0.04)	$0.12
Diluted	$-	$0.16	$(0.04)	$0.10

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,003,451	4,903,784	4,919,385	4,963,385
Diluted	5,003,451	6,143,646	4,919,385	6,248,787

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	5,163,488	$53	$66,417	$(5,012)	$(708)		$60,750
Net income				602		$602	602
Unrealized gain on investments, net of tax of $(1,024)					(1,464)	(1,464)	(1,464)
Total comprehensive income						$(862)
Share-based compensation expense			196				196
Common stock repurchased and retired	(259,704)	(4)	(2,065)				(2,069)
Balance at September 30, 2008	4,903,784	$49	$64,548	$(4,410)	$(2,172)		$58,015

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2008	4,903,451	$48	$64,680	$(4,304)	$(2,876)		$57,548
Net loss				(183)		(183)	(183)
Unrealized gain on investments, net of tax of $687					982	982	982
Total comprehensive income						$799
Share-based compensation expense			203				203
Common stock repurchased and retired	(100,000)	(1)	(383)				(384)
Warrants exercised	200,000	2	148				150
Balance at September 30, 2009	5,003,451	$49	$64,648	$(4,487)	$(1,894)		$58,316

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(183)	$602
Adjustments to net income (loss):
Depreciation and amortization expense	765	703
Provision for loan losses	5,535	1,683
Share-based compensation expense	203	202
Gain on sale and disposal of premises and equipment	25	3
Gain on sale, provision, and write-down of other real estate owned, net	157	57
Amortization of premium/discounts on investment securities held for sale	235	2,428
Gain on sale of loans held for sale	(7)	(25)
Loss on sale of investment securities available for sale	1,278	3,586
Gain on sale of loans held for investment	-	(67)
Purchase and origination of loans held for sale	-	(408)
Proceeds from the sales of, and principal payments from, loans held for sale	675	500
Increase in current and deferred income tax receivable	(477)	(2,042)
Increase in accrued expenses and other liabilities	(1,287)	(843)
Federal Home Loan Bank stock dividend	(54)	(649)
Income from bank owned life insurance	(397)	(394)
Decrease in accrued interest receivable and other assets	346	418
Net cash provided by operating activities	6,814	5,754

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	51,142	129,146
Purchase, origination and advances of loans held for investment	(13,513)	(149,660)
Principal payments on securities available for sale	11,153	9,362
Proceeds from sale of other real estate owned	45	710
Purchase of securities available for sale	(147,502)	(33,401)
Proceeds from sale or maturity of securities available for sale	92,456	14,179
Proceeds from sale of equipment	-	20
Increase in premises and equipment	(80)	(554)
Redemption of Federal Home Loan Bank and Federal Reserve Bank stock	-	3,250
Net cash used in by investing activities	(6,299)	(26,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	149,254	35,219
Repayment of Federal Home Loan Bank advances	(43,400)	(64,965)
Proceeds from other borrowings	-	28,500
Repurchase of common stock	(384)	(2,069)
Net cash provided by (used in) financing activities	105,470	(3,315)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,985	(24,509)
CASH AND CASH EQUIVALENTS, beginning of period	9,707	34,021
CASH AND CASH EQUIVALENTS, end of period	$115,692	$9,512

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$16,054	$15,916
Income taxes paid	$810	$2,765
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$104	$122
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$3,806	$82

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009 and December 31, 2008; the results of its operations for the three and nine months ended September 30, 2009 and 2008; and changes in stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2009.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2009.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding The FASB Accounting Standards Codification TM (“Codification” or “ASC”)(FASB ASC 105) that will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this standard, all interim and annual reporting periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  We adopted this standard on September 30, 2009 and the adoption did not have a material impact on the Company’s financial statements.

Business Combinations:  On January 1, 2009, the Company adopted FASB ASC 805 which requires, among other things, the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of this standard had no effect on the Company’s financial statements.

Noncontrolling Interest in Consolidated Financial Statements:  On January 1, 2009, the Company adopted FASB ASC 810 whose objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. The adoption of this standard will affect the presentation of the Company’s financial statements in the fourth quarter of 2009.

Impairment:   On January 1, 2009, the Company adopted FASB ASC 320 whose objective is to achieve more consistent determinations of whether an Other-than-temporary impairment (“OTTI”) has occurred. The adoption of this standard had no effect on the Company’s financial statements.

Subsequent Events:   In May 2009, the Company adopted FASB ASC 855 which establishes accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The standard defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard had no effect on the Company’s financial statements.

Accounting for Transfers of Financial Assets:   FASB ASC 860 enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The standard will be effective January 1, 2010 and is not expected to have an impact on the Company’s financial statements.

Fair Value Measurements and Impairments of Securities:  On June 30, 2009, the Company adopted FASB ASC 825 which provides additional application guidance and enhances disclosures regarding fair value measurements and impairments of securities, as well as clarity and consistency in accounting for and presenting impairment losses on securities. The standards give guidance to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The standards also relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year, These disclosures are now required on a quarterly basis to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Guidance on OTTI is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The standard also requires increased and timelier disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of this standard had no impact on the Company’s financial statements.

Note 3 – Regulatory Matters

It is our goal to maintain capital levels within the regulatory “well capitalized” category.  The Company’s (on a consolidated basis) and the Bank’s capital amounts and ratios are presented in the following table:
			To be Adequately		To be Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2009
Tier 1 capital to adjusted tangible assets
Bank	$64,658	8.03%	$32,214	4.00%	$40,267	5.00%
Consolidated	65,026	8.08%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets
Bank	64,658	10.74%	24,087	4.00%	36,131	6.00%
Consolidated	65,026	10.71%	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	72,191	11.99%	$48,175	8.00%	$60,218	10.00%
Consolidated	72,619	11.96%	N/A	N/A	N/A	N/A

December 31, 2008
Tier 1 capital to adjusted tangible assets
Bank	$64,880	8.71%	$29,808	4.00%	$37,261	5.00%
Consolidated	67,859	8.99%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital to risk-weighted assets
Bank	64,880	10.71%	24,229	4.00%	36,343	6.00%
Consolidated	67,859	11.11%	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	$70,761	11.68%	$48,457	8.00%	$60,571	10.00%
Consolidated	73,741	12.07%	N/A	N/A	N/A	N/A

Note 4 – FHLB Advances and Other Borrowings

At September 30, 2009, Federal Home Loan Bank (“FHLB”) advances and other borrowings of the Company amounted to $166.5 million.  These borrowings were comprised of FHLB term borrowings of $138.0 million at a weighted average interest rate of 4.92% and three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04%.  The other borrowings were secured by approximately $36.3 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal National Mortgage Association.  The FHLB term advances had a weighted average maturity of 0.42 year as of September 30, 2009 and were collateralized by pledges of certain real estate loans with an aggregate principal balance of $500.0 million and FHLB stock totaling $12.7 million.  As of September 30, 2009, the Bank was able to borrow up to 45% of its total assets under its line of credit with the FHLB, which amounted to $352.7 million, an increase of $31.8 million from the year ended December 31, 2008.  FHLB advances consisted of the following as of September 30, 2009:

			Weighted
		Percent	Average Annual
	Amount	of Total	Interest Rate
	(dollars in thousands)
FHLB advances maturing in:
One month or less	$50,000	36.2%	4.91%
Over one month to three months	25,000	18.1%	4.99%
Over three months to six months	25,000	18.1%	4.87%
Over one year	38,000	27.6%	4.92%
Total FHLB advances	$138,000	100.0%	4.92%

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.26% per annum as of September 30, 2009.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 6 – Earnings (Loss) Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  For the three and nine months ended September 30, 2009 stock options of 602,500 shares and warrants of 966,400 shares were not included in the computation of earnings per share because they were anti-dilutive.  For the three months ended September 30, 2008 stock options of 411,000 shares and for the nine months ended September 30, 2008 stock options of 511,000 shares were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The table below sets forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009			2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$(7)			$1,001
Basic income (loss) available to common stockholders	(7)	5,003,451	$-	1,001	4,903,784	$0.20
Effect of warrants and dilutive stock options	-	-		-	1,239,862
Diluted income (loss) available to common stockholders	$(7)	5,003,451	$-	$1,001	6,143,646	$0.16

	Nine Months Ended September 30,
	2009			2008
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$(183)			$602
Basic income (loss) available to common stockholders	$(183)	4,919,385	$(0.04)	$602	4,963,385	$0.12
Effect of warrants and dilutive stock options	-	-		-	1,285,402
Diluted income (loss) available to common stockholders	$(183)	4,919,385	$(0.04)	$602	6,248,787	$0.10

Note 7 – Fair Value of Financial Instruments

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in GAAP under ASC 820, “Fair Value Measurements and Disclosures.  GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

The following provides a summary of the hierarchical levels used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (“ABS”), highly structured or long-term derivative contracts and certain collateralized debt obligations (“CDO”) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and impaired loans.  Securities available for sale include mortgage-backed securities and equity securities.  Impaired loans include loans that are in a non-accrual status and where the Bank has reduced the principal to the value of the underlying collateral less the anticipated selling cost.

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

Impaired Loans. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At September 30, 2009, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:
	Fair Value Measurement Using			September 30, 2009
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$84,219	$16,809	$658	$101,686
Total assets	$84,219	$16,809	$658	$101,686

    The following table summarizes the activity in the Level 3 fair value category for the year-to-date period indicated:
	Fair Value Measurement Using Significant Other Unobservable Inputs
	September 30, 2009
	(Level 3)

	U.S.	Govt. Sponsored	Private
	Treasuries	Agencies	Label	Total
	(in thousands)
Beginning Balance, January 1, 2009	$-	$-	$1,614	$1,614
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-	-	-	-
Included in other comprehensive income	-	-	-	-
Purchases, issuances, and settlements	-	-	-	-
Transfer in and/or out of Level 3	-	-	(956)	(956)
Ending Balance, September 30, 2009	$-	$-	$658	$658

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a nonrecurring basis at the date indicated:

	Fair Value Measurement Using			September 30, 2009
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$9,751	$-	$9,751
Other real estate owned	-	3,644	-	3,644
Total assets	$-	$13,395	$-	$13,395

Note 8 – Subsequent Event

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, we evaluated the events and transactions that occurred subsequent to the quarter ended September 30, 2009.

On November 9, 2009, we closed our public offering of 4,615,385 shares of common stock at $3.25 per share.  We received net proceeds from the offering of approximately $13.9 million, after underwriting discounts and commissions and estimated expenses.  The shares were sold in an underwritten public offering.  We have granted the underwriter a 30-day option to purchase up to an additional 692,307 shares of common stock to cover over-allotments, if any.

We intend to use the net proceeds from the offering for general corporate purposes, including contributing additional capital to the Bank, and to support its ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contain statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning.  We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•           The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•           The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve         System (the “Federal Reserve Board”);
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
•           Technological changes;
•           The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•           Changes in the level of our nonperforming assets and charge-offs;
•           Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;
•           The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;
•           Possible other-than-temporary impairments of securities held by us;
•           The impact of current governmental efforts to restructure the U.S. financial regulatory system;
•           Changes in consumer spending, borrowing and savings habits;
•           The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•           Ability to attract deposits and other sources of liquidity;
•           Changes in the financial performance and/or condition of our borrowers;
•           Changes in the competitive environment among financial and bank holding companies and other financial service providers;
•           Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism      and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•           Unanticipated regulatory or judicial proceedings; and
•           Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.  The above factors and other risks and uncertainties are discussed in our 2008 Annual Report on Form 10-K, as amended, as superseded by the risk factors contain in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

 This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2008 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the year ending December 31, 2009.

We are a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (“DFI”), the Federal Reserve, and by the Federal Deposit Insurance Corporation (“FDIC”).  Additionally, we are subject to regulation and supervision by the Federal Reserve.  Our primary business is community banking.

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and in March 2007, converted to a California state chartered commercial bank.  The Bank is a member of the FHLB of San Francisco, which is a member bank of the Federal Home Loan Bank System, and the Federal Reserve.  As of September 30, 2009, the Bank’s deposit accounts were insured under federal laws by the Deposit Insurance Fund, which is an insurance fund administered by the FDIC.  The maximum deposit insurance coverage allowable under federal law increased in October 2008 from $100,000 to $250,000 per depositor and is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain retirement accounts, which will remain at $250,000 per depositor.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com on the Internet, we offer a broad array of deposit products and services for both businesses, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

Our principal sources of income are the net spread between interest earned on loans and investments and the interest costs associated with deposits and other borrowings used to finance its loan and investment portfolio.  Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

Recent Developments

Capital Raise.  On November 9, 2009, we closed our public offering of 4,615,385 shares of common stock at $3.25 per share.  We received net proceeds from the offering of approximately $13.9 million, after underwriting discounts and commissions and estimated expenses.  The shares were sold in an underwritten public offering.  We have granted the underwriter a 30-day option to purchase up to an additional 692,307 shares of common stock to cover over-allotments, if any.

We intend to use the net proceeds from the offering for general corporate purposes, including contributing additional capital to the Bank, and to support its ongoing and future anticipated growth, which may include opportunistic acquisitions of all or parts of other financial institutions, including FDIC-assisted transactions.

General Economic Developments. Although recent U.S. economic indicators have indicated the health of the economy is improving, the recovery is generally believed to be weak and may require an extended period of time to recover from the recent recession.  The financial markets, and the financial services industry in particular, suffered significant disruption starting in 2008, which has resulted in many institutions failing or requiring government intervention to avoid failure. These conditions, brought about primarily by dislocations in the U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets, continue to negatively affect the U.S. economy and the markets where we do business.

The United States, state and foreign governments have taken extraordinary actions in an attempt to deal with the global financial crisis and the severe decline in the economy. In the United States, the federal government has adopted Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008) and the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009).  Among other matters, these laws:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation (commonly referred to as the Troubled Asset Relief Program or “TARP”);
•           increase the limits on federal deposit insurance; and
•
provide for various forms of economic stimulus, including assisting homeowners in restructuring and lowering mortgage payments on qualifying loans and offering tax credits for qualified first-time home buyers.

There can be no assurance that TARP or any other legislation or regulatory initiatives will be effective at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences on our results of operations.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, as amended.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

Management believes that the allowance for loan losses is the critical accounting policy that requires estimates and assumptions in the preparation of our financial statements that is most susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2008 Annual Report on Form 10-K, as amended.

FINANCIAL CONDITION

Our total assets were $847.9 million as of September 30, 2009, compared to $740.0 million as of December 31, 2008.  The $107.9 million, or 14.6%, increase in total assets was primarily due to an increase of $106.0 million in cash and cash equivalents and of $45.1 million in investment securities available for sale, partially offset by a decrease of $46.6 million in loans.  We expect to utilize the increase in cash, in part, to pay down $75 million of the our fixed rate FHLB term advances that mature in the fourth quarter of 2009 and carry a weighted average rate of 4.92%.

Investment Securities Available for Sale

Investment securities available for sale totaled $101.7 million at September 30, 2009, compared to $56.6 million at December 31, 2008.  The increase was primarily due to the purchase of securities totaling $146.3 million, partially offset by sales of $92.8 million and investment principal received of $10.9 million.  At September 30, 2009, the investment securities available for sale consisted of $157,000 in US Treasuries, $84.1 million in government sponsored enterprises (“GSE”) mortgage-backed securities and $17.5 million of private label mortgage-backed securities.  Of these private label securities, 46 or $13.4 million were rated as investment grade and 49 or $4.1 million were rated as below investment grade, which is any rating below “BBB”.  In addition, we had $36.3 million of the GSE securities pledged as collateral for our $28.5 million of reverse repurchase agreements.

The following table sets forth the amortized cost and estimated fair value of our investment securities held for sale portfolio as of September 30, 2009 and December 31, 2008.
	September 30, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury notes	$148	$9	$-	$157
Government sponsored enterprises mortgage-backed securities	83,683	490	(112)	84,061
Private label mortgage-backed securities - investment grade	14,879	-	(1,512)	13,367
Private label mortgage-backed securities - non-investment grade	6,193	49	(2,141)	4,101
Total securities available for sale	$104,903	$548	$(3,765)	$101,686
Federal Home Loan Bank stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$119,233	$548	$(3,765)	$116,016

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury notes	$148	$19	$-	$167
Government sponsored enterprises mortgage-backed securities	37,887	996	(30)	38,853
Private label mortgage-backed securities - investment grade	20,536	1	(4,573)	15,964
Private label mortgage-backed securities - non-investment grade	2,922	-	(1,300)	1,622
Total securities available for sale	$61,493	$1,016	$(5,903)	$56,606
Federal Home Loan Bank stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$75,823	$1,016	$(5,903)	$70,936

    The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity.

	As of September 30, 2009
	1 Year or Less		Over 1 to 5 Years		Over 5 to 10 Years		Over 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

U.S. Treasury notes	$-	-%	$79	3.53%	$78	4.15%	$-	-%	$157	3.84%
Government sponsored enterprises mortgage-backed securities	-	-%	12,845	4.00%	8,370	4.12%	62,846	3.23%	84,061	3.44%
Private label mortgage-backed securities - investment grade	-	-%	-	-%	-	-%	13,367	5.67%	13,367	5.67%
Private label mortgage-backed securities - non-investment grade	-	-%	310	1.33%	-	-%	3,791	5.99%	4,101	5.64%
Total securities available for sale	$-	-%	$13,234	3.93%	$8,448	4.12%	$80,004	3.77%	$101,686	3.82%

    Each quarter we review individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an other-than-temporary impairment write down will be recorded against the security and a loss recognized.  These losses are recorded on the income statement in net gains (losses) from sales of investment securities.   During the quarter ended September 30, 2009, we took a $0.4 million other-than-temporary impairment charge against securities deemed to be impaired.  This follows a $3.1 million other-than-temporary charge taken in the first quarter of this year.  These impaired securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.  All of our impaired securities were acquired when we redeemed our shares in AMF mutual funds in the second quarter of 2008.

Loans

Gross loans outstanding totaled $584.6 million at September 30, 2009 compared to $628.4 million at December 31, 2008.  The decrease was primarily due to principal repayments of $52.1 million, which was partially offset by the purchase of $4.1 million of performing multi-family loans and the origination of $6.9 million of commercial and industrial business and consumer loans.

From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth.

The following table sets forth the origination, purchase and sale activity relating to our loans held for investment portfolio for the three and nine months ended September 30, 2009 and 2008 are as follows:
	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Total gross loan balance, beginning of period	$628,099	$626,692
Loans originated and purchased:
Real estate:
Multi-family	4,545	32,458
Commercial real estate	-	53,807
Business Loans:
Commercial owner occupied (1)	365	51,273
Commercial and industrial (1)	3,890	16,386
SBA (1)	1,150	907
Other	1,067	1,193
Total loans originated and purchased	11,017	156,024
Principal repayments	(52,121)	(123,851)
Change in undisbursed loan funds	2,496	(5,956)
Charge-offs	(1,068)	(582)
Loan sales	-	(6,235)
Transfers to other real estate owned	(3,809)	(82)
Increase (decrease) in total gross loans	(43,485)	19,318
Less loans held for sale, end of period	-	(682)
Total gross loans held for investment, end of period	$584,614	$645,328
(1) Includes lines of credit

The following table sets forth the percentage mix of our loan portfolio at the dates indicated.
	September 30, 2009			December 31, 2008
			Weighted			Weighted
		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real Estate Loans:
Multi-family	$284,116	48.60%	6.20%	$287,592	45.74%	6.30%
Commercial	153,406	26.24%	6.88%	163,428	25.99%	7.04%
One-to-four family (1)	8,591	1.47%	8.30%	9,925	1.58%	8.78%
Construction-Multifamily	-	-%	-%	2,733	0.43%	8.00%
Land	-	-%	-%	2,550	0.41%	-%
Business Loans:
Commercial owner occupied	105,060	17.97%	7.16%	112,406	17.88%	7.13%
Commercial and industrial	28,820	4.93%	7.11%	43,235	6.88%	6.75%
SBA	3,521	0.60%	5.70%	4,942	0.79%	6.35%
Other loans	1,100	0.19%	1.33%	1,956	0.30%	2.26%
Total gross loans	$584,614	100.00%	6.61%	$628,767	100.00%	6.68%
(1) Includes second trust deeds.

The following table sets forth the weighted average interest rate and weighted average number of months to reprice for our multi-family and commercial real estate loans and our commercial owner occupied loans as of September 30, 2009:
			Weighted	Weighted
	Number		Average	Average Months
	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less (1)	208	$182,036	6.25%	3.76
Over 1 Year to 3 Years	122	170,051	6.69%	23.49
Over 3 Years to 5 Years	93	90,431	6.64%	43.06
Over 5 Years to 7 Years	12	27,101	6.80%	70.74
Over 7 Years to 10 Years	20	15,362	6.61%	99.68
Fixed	51	57,601	7.09%	-
Total	506	$542,582	6.58%	24.79
(1) Includes three and five year hybrid loans that have reached their initial repricing date.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of probable losses inherent in our loan portfolio and is determined by applying a systematically derived loss factor to individual segments of the loan portfolio.  The adequacy and appropriateness of the allowance for loan losses and the individual loss factors is reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted using nine qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2008 Annual Report on Form 10-K, as amended.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the allowance for loan losses.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

No assurance can be given that we will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect our market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

Since year end, our provision for loan losses less net loan charge-offs resulted in an increase of $2.2 million in our allowance for loan losses to $8.1 million at September 30, 2009.  The increase in the allowance for loan losses from year end was primarily due to the deteriorating economic environment, an increase in the level of classified loans, and an overall increase in the reserve factors applied to various segments of our loan portfolio.  At September 30, 2009, given the composition of our loan portfolio, the allowance for loan losses was considered adequate to cover estimated losses inherent in the loan portfolio.  At September 30, 2009, the allowance for loan losses as a percentage of total loans increased to 1.4% from 0.9% at December 31, 2008.

The table below summarizes the activity within our allowance for loan losses for the three and nine months ended September 30, 2009 and 2008.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$7,158	$5,267	$5,881	$4,598
ALLL Transfer In *	-	-	-	8
Provision for loan losses	2,001	664	5,535	1,683
Loan charge-offs
Real estate:
Multi-family	-	-	(515)	-
Commercial	-	-	(59)	-
One-to-four family	-	(48)	(125)	(77)
Business Loans:
Commercial and Industrial	(1,037)	-	(1,392)	-
SBA loans	(22)	(122)	(800)	(505)
Other loans	-	-	(468)	-
Total loan charge-offs	(1,059)	(170)	(3,359)	(582)
Loan recoveries
Real estate:
Commercial	-	103	-	103
One-to-four family	1	1	24	48
Business Loans:
Commercial and Industrial	1	-	2	-
SBA loans	-	(2)	11	(2)
Other loans	5	4	13	11
Total loan recoveries	7	106	50	160
Net loan charge-offs	(1,052)	(64)	(3,309)	(422)
Balance, end of period	$8,107	$5,867	$8,107	$5,867
* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.  Nonperforming assets totaled $13.4 million or 1.58% of total assets at September 30, 2009 and $5.2 million or 0.71% of total assets as of December 31, 2008.  We had nonaccrual loans of $9.8 million and other real estate owned of $3.6 million at September 30, 2009, compared to nonaccrual loans of $5.2 million and other real estate owned of $37,000 at December 31, 2008.  The increase in nonaccrual loans was primarily in commercial owner occupied, multifamily and commercial and industrial loans, all of which reflect the continuing weakness in the markets where we operate.  At September 30, 2009, nonaccrual loans consisted of two commercial real estate loans; one of which is current on its loan payments; one multi-family participated loan, for which we were not the originating bank; and multiple, smaller loans within the remaining loan types.  At September 30, 2009, $2.1 million of our total nonaccrual loans represented borrowers who were current on their loan payments.  Other real estate owned was composed of four properties, including one land loan for $2.1 million that is currently in escrow to be sold.  The allowance for loan losses as a percent of nonperforming loans decreased to 83% as of September 30, 2009 from 113% at December 31, 2008.

The table below summarizes our composition of nonperforming assets as of the dates indicated.
	September 30, 2009	December 31, 2008
	(dollars in thousands)
Real estate:
Multi-family	2,234	350
Commercial	3,096	3,188
One-to-four family	$108	$637
Business loans:
Commercial owner occupied	2,690	-
Commercial and industrial	1,027	-
SBA	596	1,025
Other loans	-	-
Total nonaccrual loans	9,751	5,200
Other real estate owned	3,644	37
Total nonperforming assets	$13,395	$5,237

Restructured loans	$-	$-

Allowance for loan losses as a percent of
total gross loans	1.39%	0.94%

Allowance for loan losses as a percent of
total nonaccrual loans	83.14%	113.10%

Nonaccrual loans as a
percent of total gross loans	1.67%	0.83%

Nonperforming assets as a
percent of total assets	1.58%	0.71%

Liabilities and Stockholders’ Equity

Total liabilities increased from $682.4 million at December 31, 2008 to $789.5 million at September 30, 2009.  The increase was primarily due to an increase in total deposits of $149.3 million, partially offset by a decrease in borrowings of $43.4 million.

Total deposits were $606.4 million as of September 30, 2009, compared to $457.1 million at December 31, 2008, an annualized increase of 43.5%.  The increase in deposits was comprised of increases in retail certificate of deposits of $96.8 million and transaction accounts of $73.3 million, partially offset by a decrease in brokered certificates of deposits of $20.8 million. As of September 30, 2009, we had $80.1 million of certificate of deposits that are scheduled to reprice in the next quarter.

We had $166.5 million of borrowings as of September 30, 2009, compared to $209.9 million of borrowings at December 31, 2008.  Borrowings consist primarily of advances from the FHLB which are collateralized by pledges of certain real estate loans with an aggregate principal balance of $500.0 million and FHLB stock totaling $12.7 million at September 30, 2009.  See “Note 4 – FHLB Advances and Other Borrowings” in our Notes to Consolidated Financial Statements contained herein.  The total cost of borrowings for the nine months ended September 30, 2009 was 4.31%, an increase of 5 basis points from the same period in 2008.

We had $10.3 million of subordinated debentures as of September 30, 2009 which were used to fund the issuance of trust preferred securities in 2004.  The total cost of the subordinated debentures for the three months ended September 30, 2009 was 3.45%, compared to 5.55% for the same period in 2008.  The total cost of the subordinated debenture for the nine months ended September 30, 2009 was 3.75%, compared to 5.99% for the same period in 2008.

Total equity was $58.3 million as of September 30, 2009, compared to $57.5 million at December 31, 2008, an increase of $768,000.  The increase in equity was primarily due to an increase in the accumulated adjustment to stockholders’ equity of $982,000 due to an increase in the unrealized value of our investment portfolio, stock-based compensation expense of $203,000 and 200,000 warrants for common stock exercised at $0.75 per share or $150,000.  This increase was partially offset by a net loss of $183,000 and the repurchase and retirement of 100,000 shares of common stock at a cost of $384,000, or at an average cost of $3.84 per share.

RESULTS OF OPERATIONS

In the third quarter of 2009, we recorded a net loss of $7,000, or less than $0.01 per diluted share, compared to net income of $1.0 million, or $0.16 per diluted share for the third quarter of 2008.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for those options whose exercise price exceeds the closing market price as of September 30, 2009.  See Note 6 – Earnings (Loss) Per Share, in our Notes to Consolidated Financial Statements contained herein.

For the quarter ended September 30, 2009, our pre-tax income/loss decreased by $1.7 million, compared with the same period in the prior year, primarily due to:

·	A $1.3 million increase in provision for loan losses;
·	A $391,000 decline in noninterest income, primarily due to an other-than-temporary impairment charge taken on private label securities in the current period; and
·
A $168,000 increase in noninterest expense, primarily associated with higher costs related to FDIC insurance premiums and net operations of other real estate owned, partially offset by lower compensation and benefits expense.

These unfavorable items were partially offset by an increase in net interest income of $203,000.

For the three months ended September 30, 2009, return on average assets was less than 0.01% and our return on average equity was a negative 0.05%.  These compare to our returns for the same comparable period of 2008 of $0.55% on average assets and 6.87% on average equity.

The net loss for the nine months ended September 30, 2009 was $183,000, or $0.04 per diluted share, compared to net income of $602,000, or $0.10 per diluted share in the comparable prior period.  For the nine months ended September 30, 2009, return on average assets was a negative 0.03% and our return on average equity was a negative 0.42%.  These compare to our returns for the same comparable period of 2008 of 0.11% on average assets and 1.35% on average equity.

Our basic value per share decreased to $11.66 at September 30, 2009 from $11.74 at December 31, 2008.  Our diluted book value per share increased to $9.86 at September 30, 2009, from $9.60 at December 31, 2008, reflecting an annualized increase of 3.6%.  The decrease in our basic value per share is primarily due to the repurchase and retirement of 100,000 shares of our stock at a cost below our book value during the first quarter of 2009, offset by the issuance of 200,000 shares from a warrant exercise in May 2009.  The increase in our diluted value per share is primarily due to an increase in the number of outstanding shares and options whose exercise price was below the closing market price as of September 30, 2009.  Options whose exercise price exceeds the closing market price as of September 30, 2009 are excluded from the diluted book value calculation.

Net Interest Income

Our earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings.  The spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and the relative dollar amounts of these assets and liabilities principally affect net interest income.  The net interest margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals the net interest income divided by the average interest-earning assets.

Net interest income totaled $5.8 million in the third quarter of 2009, up $0.2 million or 3.7% from the same period in the prior year, reflecting an 11.2% increase in average interest-earning assets to $771.4 million, partially offset by a decline in the net interest margin.  The net interest margin was 2.98% for the quarter ended September 30, 2009, down 22 basis points from the same period in the prior year and down 32 basis points from the second quarter of 2009.  The decline in the current quarter from a year ago primarily reflected the average yield on interest-earning assets decreasing more rapidly than the average costs on our interest-bearing liabilities.  Decreasing market interest rates associated with the economic downturn affected the repricing on our adjustable rate loan portfolio whereby yields on average loans decreased 29 basis points.  The decrease in our loan yield was mitigated by the interest rate floors we have on our loans.  At September 30, 2009, 88.7% of our loan portfolio had adjustable rates of which 90.4% of those loans were at their interest rate floor.  Decreasing market interest rates also lowered the yield on our short-term investments, which contributed to the decrease in yield on our investment securities of 163 basis points.  During the quarter ended September 30, 2009, we began to restructure the securities portfolio to reduce the credit risk exposure by selling some of the higher credit risk private label securities and replacing them with lower yielding, lower credit risk GSE securities.  These GSE securities also enhance our regulatory capital as they have a lower asset risk weighting than the private label securities.

For the first nine months of 2009, net interest income totaled $17.0 million, up $1.3 million or 8.5% from the same period in the prior year.  The increase was associated with higher interest-earning assets which grew by $30.1 million and an increase in the net interest margin of 12 basis points.

The following tables set forth for the three and nine months ended September 30, 2009 and 2008, our interest income from average interest-earning assets and the resultant yields and interest expense on average interest-bearing liabilities and the resultant costs, expressed as rates.  The yields and costs are derived by dividing the related income or expense by the associated average balance of assets or liabilities for the periods shown.  We compute average balances from the daily average balances for the periods indicated.  The yields and costs also may include fees that are considered adjustments to yields.

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$82,250	$49	0.24%	$7,460	$7	0.38%
Federal funds sold	30	-	-%	1,976	10	2.02%
Investment securities	104,476	1,096	4.20%	76,039	1,109	5.83%
Loans receivable, net	584,625	9,612	6.58%	608,169	10,444	6.87%
Total interest-earning assets	771,381	10,757	5.58%	693,644	11,570	6.67%
Non-interest-earning assets	37,004			32,090
Total assets	$808,385			$725,734
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$137,523	$378	1.10%	$97,853	$352	1.44%
Retail certificates of deposit	422,120	2,610	2.47%	283,722	2,722	3.84%
Wholesale/brokered certificates of deposit	8,146	57	2.80%	29,839	286	3.83%
Total interest-bearing deposits	567,789	3,045	2.15%	411,414	3,360	3.27%
Borrowings	166,543	1,870	4.49%	239,367	2,517	4.21%
Subordinated debentures	10,310	89	3.45%	10,310	143	5.55%
Total borrowings	176,853	1,959	4.43%	249,677	2,660	4.26%
Total interest-bearing liabilities	744,642	5,004	2.69%	661,091	6,020	3.64%
Non-interest-bearing liabilities	5,739			6,338
Total liabilities	750,381			667,429
Equity	58,004			58,305
Total liabilities and equity	$808,385			$725,734
Net interest income		$5,753			$5,550
Net interest rate spread			2.89%			3.03%
Net interest margin			2.98%			3.20%
Ratio of interest-earning assets to interest-bearing liabilities			103.59%			104.92%

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	(dollars in thousands)
			Average			Average
	Average		Annualized	Average		Annualized
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$39,454	$67	0.23%	$7,314	$31	0.57%
Federal funds sold	4,001	8	0.27%	1,143	20	2.33%
Investment securities	88,212	3,097	4.68%	83,691	3,362	5.36%
Loans receivable	602,189	29,832	6.61%	611,640	31,633	6.90%
Total interest-earning assets	733,856	33,004	6.00%	703,788	35,046	6.64%
Non-interest-earning assets	35,547			32,203
Total assets	$769,403			$735,991
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$113,154	$943	1.11%	$99,263	$1,168	1.57%
Retail certificates of deposit	398,157	8,879	2.97%	269,455	8,829	4.37%
Wholesale/brokered certificates of deposit	12,229	271	2.95%	34,481	847	3.28%
Total interest-bearing deposits	523,540	10,093	2.57%	403,199	10,844	3.59%
Borrowings	171,967	5,602	4.34%	255,758	8,046	4.19%
Subordinated debentures	10,310	290	3.75%	10,310	463	5.99%
Total borrowings	182,277	5,892	4.31%	266,068	8,509	4.26%
Total interest-bearing liabilities	705,817	15,985	3.02%	669,267	19,353	3.86%
Non-interest-bearing liabilities	5,620			7,439
Total liabilities	711,437			676,706
Equity	57,966			59,285
Total liabilities and equity	$769,403			$735,991
Net interest income		$17,019			$15,693
Net interest rate spread			2.98%			2.78%
Net interest margin			3.09%			2.97%
Ratio of interest-earning assets to interest-bearing liabilities			103.97%			105.16%

Changes in our net interest income are a function of changes in both rates and volumes of interest-earning assets and interest-bearing liabilities.  The following table sets forth the effects of changing rates and volumes on our net interest income.  Information is provided with respect to effects on interest income attributable to changes in (i) rate (changes in rate multiplied by prior volume); (ii) volume (changes in volume multiplied by prior rate); and (iii) the net change from both rate and volume.
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to			Compared to
	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(4)	$46	$42	$(29)	$65	$36
Federal funds sold	(5)	(5)	(10)	(30)	18	(12)
Investment securities	(362)	349	(13)	(441)	176	(265)
Loans receivable, net	(434)	(398)	(832)	(1,317)	(484)	(1,801)
Total interest-earning assets	$(805)	$(8)	$(813)	$(1,817)	$(225)	$(2,042)
Interest-bearing liabilities:
Transaction accounts	$(95)	$121	$26	$(373)	$148	$(225)
Retail certificates of deposit	(1,165)	1,053	(112)	(3,366)	3,416	50
Wholesale/brokered certificates of deposit	(62)	(167)	(229)	(76)	(500)	(576)
Borrowings	164	(811)	(647)	279	(2,723)	(2,444)
Subordinated debentures	(54)	-	(54)	(173)	-	(173)
Total interest-bearing liabilities	$(1,212)	$196	$(1,016)	$(3,709)	$341	$(3,368)
Change in net interest income	$407	$(204)	$203	$1,892	$(566)	$1,326

Provision for Loan Losses

During the quarter ended September 30, 2009, the provision for loan losses totaled $2.0 million, up $1.3 million from the same period in the prior year.  The increase in provision was primarily due to two factors.  First, we replenished the allowance for increases in loan charge-offs of $1.0 million, primarily associated with two industrial loans.  Second, we raised the reserve factors applied to various segments of our loan portfolio and had an increase in the level of our classified loans.  The increased reserve factors were in response to deteriorating economic conditions and constraints on the financial markets in which we lend.  These conditions adversely affected our borrowers, their businesses and the collateral securing our loans.  The higher factors accounted for approximately 50% of the current quarter’s provision for loan losses.

For the first nine months of 2009, the provision for loan losses totaled $5.5 million and net loan charge-offs were $3.3 million.  This compares with a $1.7 million provision for loan losses and net charge-offs of $0.4 million for the same period a year ago.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses.”

Noninterest Income

Noninterest income totaled $256,000 in the third quarter of 2009, down $391,000 or 60.4% from the same period in the prior year.  The primary contributor to the decline between quarters was due to an other-than-temporary impairment charge of $421,000 on private label securities recorded in the current quarter within our net gain (loss) from sale of investment securities category.  As previously disclosed, we received these securities when we redeemed our shares in a defunct AMF mutual fund in the second quarter of 2008.

For the first nine months of 2009, noninterest income totaled $0.6 million, compared with a loss of $1.4 million from the same period a year ago.  The loss in 2008 was primarily due to our redemption of the aforementioned AMF mutual fund investment for a loss of $3.6 million, partially offset by higher loan servicing fee income related to prepayment fees.

Noninterest Expense

Noninterest expense totaled $4.1 million in the current quarter, up $168,000 or 4.3% from the same period in the prior year.  The increase was primarily associated with higher costs related to FDIC insurance premiums of $208,000 and net operations of other real estate owned of $144,000, partially offset by lower compensation and benefits expense of $269,000.  FDIC insurance premiums increased due to a raise in the regular quarterly assessment from 7.5 basis points in the third quarter of 2008 to 18.0 basis points for the third quarter of 2009 and the growth in our deposits of 43.7% from the end of September 2008.  Higher costs related to net operations of other real estate owned were due to an increase in write downs and, to a lesser extent, an increase in the number of foreclosed properties.  The decrease in compensation and benefits expense for the quarter was primarily attributable to a reduction in the annual incentive compensation accrual.

For the first nine months of 2009, noninterest expense totaled $12.6 million, up $0.7 million or 5.9% from the same period in the prior year.  The increase was due to higher FDIC insurance premiums of $0.9 million, which included a one-time special assessment of $365,000, along with higher expenses in all the other expense categories, except for compensation and benefits expense which decreased $0.8 million.  The number of full-time equivalent employees at September 30, 2009 was 91.5 compared to 88.5 at September 30, 2008.

Income Taxes

For the three months ended September 30, 2009, we had a tax benefit of $104,000 compared to a tax provision of $581,000 for the same period in 2008.  The change in income taxes was primarily due to a reduction in net income before taxes of $1.7 million.  We had a tax benefit for the nine months ended September 30, 2009 of $416,000 compared to a tax provision of $45,000 for the same period in 2008.  At September 30, 2009, we had no valuation allowance against our deferred tax asset of $11.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

LIQUIDITY

Our primary sources of funds are deposits; advances from the FHLB and other borrowings; principal and interest payments on loans; and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our cash flows are comprised of three primary classifications: operating activities, investing activities and financing activities.  Net cash provided by operating activities was $6.8 million for the nine months ended September 30, 2009, compared to $5.8 million for the nine months ended September 30, 2008.  Net cash used in investing activities was $6.3 million for the nine months ended September 30, 2009, compared to $26.9 million for the nine months ended September 30, 2008.  Net cash provided by financing activities was $105.5 million for the nine months ended September 30, 2009, compared to net cash used in financing activities of $3.3 million for the nine months ended September 30, 2008.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  At September 30, 2009, cash and cash equivalents totaled $115.7 million and the market-value of our investment securities available for sale totaled $101.7 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs, and loan sales.  We are currently approved by the FHLB to borrow up to 45% of the Bank’s total assets to the extent we provide qualifying collateral and hold sufficient FHLB stock.  At September 30, 2009, the maximum amount we could borrow through the FHLB was $352.7 million.  To the extent 2009 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement or other sources.  For the quarter ended September 30, 2009, our average liquidity ratio was 17.66%, up from a ratio 9.93% for the same period in 2008.

As of September 30, 2009, we had commitments to extend credit of $13.9 million as compared to $14.4 million at December 31, 2008.  There were no material changes to our commitments or contingent liabilities as of September 30, 2009, compared to the period ended December 31, 2008 as discussed in the notes to the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K, as amended.

CAPITAL RESOURCES

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, to be considered adequately capitalized by regulatory agencies, a bank must meet a minimum ratio of Tier 1 capital to tangible total assets (leverage ratio) of 4.0%, of Tier 1 capital to risk-adjusted assets of 4.0% and of total capital to risk-adjusted assets of 8.0%.  The minimum leverage ratio is lowered to 3.0% for a bank rated at the highest level of safety and soundness by regulators.  Despite these guidelines, the regulators still have the discretion to increase these minimum capital ratios for specific institutions, if deemed appropriate.  At September 30, 2009, under the same guidelines and framework, the Bank continued to exceed the more stringent “well capitalized” standards of 5.00% for Tier 1 capital to tangible total assets, 6.00% for Tier 1 capital to risk-adjusted assets and 10.00% for total capital to risk-adjusted assets, as defined by regulation.

The table in “Note 3 - Regulatory Matters” in our Notes to Financial Statements contained herein, reflects the Company’s and the Bank’s capital ratios based on the end of the period covered by this report and the regulatory requirements to be adequately capitalized and well capitalized.  As of September 30, 2009, the Bank met the capital ratios required to be considered well capitalized under applicable regulatory standards.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2008. For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2008 Annual Report on Form 10-K, as amended.

Item 4T.  Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(c) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files under the Exchange Act is accumulated and communicated to its Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in our 2008 Annual Report on Form 10-K, as amended.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

Set forth below are updated risk factors from those set forth in our Current Report on Form 8-K filed with the SEC on October 9, 2009, which superseded the risk factors disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

 Risks Related to Our Business

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets during 2008 and the first nine months of 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and substantial impairment charges on our investment securities.  There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.  A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business:

·	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses.

·
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

·
Collateral for loans made by the Bank, especially real estate, may continue to decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

·
Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services.

·
Performance of the underlying loans in the private label mortgage backed securities may continue to deteriorate as the recession continues potentially causing further other-than-temporary impairment markdowns to our investment portfolio.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.

We have experienced increases in the levels of our nonperforming assets and loan charge-offs in recent periods.  Our total nonperforming assets amounted to $13.4 million, or 1.6% of our total assets, at September 30, 2009, up from $5.2 million or 0.7% of our total assets, at December 31, 2008.  We had $3.3 million of net loan charge-offs for the first nine months of 2009, compared to $966,000 in net loan charge-offs for the entire year ended December 31, 2008.  Our provision for loan losses was $5.5 million for the year-to-date period ended September 30, 2009, compared to $2.2 million for the entire year ended December 31, 2008.  At September 30, 2009, the ratio of our allowance for loan losses to nonperforming loans was 83.1% and the ratio of our allowance for loan losses to total loans was 1.4%.  Additional increases in our nonperforming assets or loan charge-offs may have an adverse effect upon our future results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.  We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

·	Industry historical losses as reported by the FDIC;

·	Historical experience with our loans;

·	Evaluation of economic conditions;

·	Regular reviews of the quality, mix and size of the overall loan portfolio;

·	Regular reviews of delinquencies; and

·	The quality of the collateral underlying our loans.

Although we maintain an allowance for loan losses at a level that we believe is adequate to absorb losses inherent in our loan portfolio, changes in economic, operating and other conditions, including the sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.

In addition, the Federal Reserve Board and the DFI as part of their supervisory function, periodically review our allowance for loan losses.  Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by them could also adversely affect our financial condition and results of operations.

Deteriorating economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in Southern California.  As a result, the continued deterioration in economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  The significant decline in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California.  As of September 30, 2009, approximately 92% of our loan portfolio consisted of loans secured by real estate located in Southern California.  As real estate values continue to decline, especially in Southern California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small businesses customers with heightened vulnerability to economic conditions.

As of September 30, 2009, our largest outstanding commercial business loan was $3.0 million, which is fully committed as of such date and our largest outstanding commercial real estate loan was $11.6 million.  At such date, our commercial real estate loans amounted to $437.5 million, or 74.8% of our total loan portfolio, and our commercial business loans amounted to $28.8 million, or 4.9% of our total loan portfolio.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Bank’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in nonperforming assets.  We generally do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in nonperforming assets.

We may be unable to successfully compete in our industry.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits.  Competition in originating loans comes primarily from other banks and mortgage companies that make loans in our primary market areas.  We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.  In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have larger lending limits and are better able to serve the needs of larger customers.  Many of these financial institutions are also significantly larger and have greater financial resources than we have, and have established customer bases and name recognition.  We compete for loans principally on the basis of interest rates and loan fees, the types of loans that we originate and the quality of service that we provide to our borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete.  If we are not able to effectively compete in our market area, our profitability may be negatively affected.

Interest rate fluctuations, which are out of our control, could harm profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve Board or otherwise, may have a significant effect on net interest income.  The assets and liabilities may react differently to changes in overall interest rates or conditions.  In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations.  Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected.  If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income.  Also, as many of our loans currently have interest rate floors, a rise in rates may increase the cost of our deposits while the rates on the loans remain at the floor, which could decrease our margin.  Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality and loan origination volume.

Adverse outcomes of litigation against us could harm our business and results of operations.

We are currently involved in litigation relating to the origination of certain subprime mortgages that prior management purchased on the secondary market (and later sold), as well as other actions arising in the ordinary course of business.  A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At September 30, 2009, $101.7 million of our securities were classified as available for sale and had an aggregate net unrealized loss of $3.2 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2008, we reported a non-cash other-than-temporary impairment charge of $1.3 million on our securities portfolio.  We continue to monitor the fair value of our entire securities portfolio as part of our ongoing other-than-temporary impairment evaluation process.  No assurance can be given that we will not need to recognize additional other-than-temporary impairment charges related to securities in the future.  In addition, as a condition to membership in the FHLB of San Francisco, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At September 30, 2009, we had stock in the FHLB of San Francisco totaling $12.7 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  The FHLB has discontinued the repurchase of their stock and discontinued the distribution of dividends.  For the nine months ended September 30, 2009, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers.  An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include negative operating results, a decrease in the level of our business activity due to a market downturn or negative regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

The soundness of other financial institutions could negatively affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients.  Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us.  Any such losses could have a material adverse effect on our financial condition and results of operations.

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, none of which is within our control.  Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially.  In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably.  Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve Board, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements.  A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  Pursuant to the EESA, the U.S. Department of the Treasury (“the Treasury”) was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions.  There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  In addition, current initiatives of President Obama’s Administration and the possible enactment of recently proposed bankruptcy legislation may adversely affect our financial condition and results of operations.  There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury or by the federal bank regulatory agencies.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  The affects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers the ability to bank online.  The secure transmission of confidential information over the Internet is a critical element of online banking.  The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems.  The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and our ability to generate deposits.

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy in late 2000.  The loss of Mr. Gardner could have a negative impact on the success of our business strategy.  In addition, we rely upon the services of Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  We do not maintain key-man life insurance on any employee other than Mr. Gardner.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.

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

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  We do not currently have any specific plans, arrangements or understandings regarding such expansion.  We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions.  In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

·	Potential exposure to unknown or contingent liabilities of the target company;

·	Exposure to potential asset quality issues of the target company;

·	Difficulty and expense of integrating the operations and personnel of the target company;

·	Potential disruption to our business;

·	Potential diversion of management’s time and attention;

·	The possible loss of key employees and customers of the target company;

·	Difficulty in estimating the value of the target company; and

·	Potential changes in banking or tax laws or regulations that may affect the target company.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Given the current disruption in the financial markets and potential new regulatory initiatives, including the Obama Administration’s recent financial regulatory reform proposal, new regulations and laws that may affect us are increasingly likely.  Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  There are currently proposed laws, rules and regulations that, if adopted, would impact our operations.  These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

Moreover, banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and holding companies in the performance of their supervisory and enforcement duties.  The exercise of regulatory authority may have a negative impact on our financial condition and results of operations.

Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval.  There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future.  As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  The amount of our special assessment was $360,000.  In addition, the FDIC recently announced a proposed rule that will require financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund.  The proposed rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Costa Mesa, California, and approximately 92% of our total loan portfolio was secured by real estate located in California at September 30, 2009.  In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Costa Mesa, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

·	Actual or anticipated variations in quarterly results of operations;

·	Recommendations by securities analysts;

·	Operating and stock price performance of other companies that investors deem comparable to us;

·	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

·	Perceptions in the marketplace regarding us and/or our competitors;

·	New technology used, or services offered, by competitors;

·	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

·	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

·	Changes in government regulations; and

·	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

Only a limited trading market exists for our common stock, which could lead to significant price volatility.

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PPBI,” but there is low trading volumes in our common stock.  The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.  In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Instead, we intend to reinvest our earnings in our business.  In addition, in order to pay cash dividends to our stockholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability to pay dividends to us is subject to restrictions set forth in the California Financial Code.  The California Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings; or (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to us was approximately $9.4 million at September 30, 2009.

Approval of the Federal Reserve Board is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve Board System, such as the Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years.  In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval.  The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

Upon exercise by certain stockholders of warrants for our common stock, existing stockholders will experience significant dilution in their shares of common stock.

We have issued warrants to certain stockholders representing the right to purchase 966,400 shares of our common stock at an exercise price of $0.75 per share outstanding as of September 30, 2009.  The aggregate number of shares of our common stock subject to these warrants represents approximately 16% of our issued and outstanding shares as of September 30, 2009, reduced to 10% after the completion of our previously announced public offering on November 9, 2009.  For further information on the public offering, see “Note 8 – Subsequent Event” in our Notes to Consolidated Financial Statements contained herein.  The trading price of our common stock has been significantly higher than the exercise price of the warrants for the last three consecutive fiscal years.  Upon exercise of the warrants, existing stockholders will experience significant dilution of the shares of our common stock that they hold.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company.  As a result, if you acquire our common stock, you may lose some or all of your investment.

There may be future sales or other dilutions of our equity which may adversely affect the market price of our common stock.

We generally are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings.  Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us.  The exercise of any options granted to our directors and employees, the exercise of the outstanding warrants for our common stock as referenced herein, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.  In addition, the existence of options and warrants to acquire shares of our common stock may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities.  Any future issuances of shares of our common stock will be dilutive to existing stockholders.

Anti-takeover defenses may delay or prevent future transactions.

Our certificate of incorporation and bylaws, among other things:

·	Divide the board of directors into three classes with directors of each class serving for a staggered three year period;

·	Provides that our directors must fill vacancies on the board of directors;

·	Permit the issuance, without stockholder approval, of shares of preferred stock having rights and preferences determined by the board of directors;

·
Provide that stockholders holding 80% of our issued and outstanding shares must vote to approve certain business combinations and other transactions involving holders of more than 10% of our common stock or our affiliates;

·	Provide that stockholders holding 80% of our issued and outstanding shares must vote to remove directors for cause; and

·	Provide that record holders of our common stock who beneficially own in excess of 10% of our common stock are not entitled to vote shares held by them in excess of 10% of our common stock..

These provisions in our certificate of incorporation and bylaws could make the removal of incumbent directors more difficult and time-consuming and may have the effect of discouraging a tender offer or other takeover attempts not previously approved by our board of directors.

Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes or preferred stock, including preferred stock issued under the U.S. Treasury’s TARP Capital Purchase Program.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

A holder with as little as a 5% interest in us could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity (including a “group” composed of natural persons) owning 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended, or the BHCA.  In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHCA to acquire or retain 5% or more of our outstanding common stock and (2) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding common stock.  Becoming a bank holding company imposes certain statutory and regulatory restrictions and burdens, and might require the holder to divest all or a portion of the holder’s investment in us.  In addition, because a bank holding company is required to provide managerial and financial strength for its bank subsidiary, such a holder may be required to divest investments that may be deemed incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

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

PACIFIC PREMIER BANCORP, INC.,

November 16, 2009	By:	/s/ Steven R. Gardner
Date                                                                                         Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 16, 2009	/s/ Kent J. Smith
Date                                                                                         Kent J. Smith
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