Form 10-K
period 2009-12-31
PACIFIC PREMIER BANCORP INC
filed 2010-03-29
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Registrant’s telephone number, including area code: (714) 431-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $24,362,455 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2009, the last business day of the most recently completed second fiscal quarter.

As of March 29, 2010, the Registrant had 10,033,836 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof.

 INDEX

PART I

ITEM 1.  BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B.  UNRESOLVED STAFF COMMENTS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4. RESERVED

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

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning.  We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of users to substitute competitors' products and services for our products and services;

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

•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments (“OTTI”) of securities held by us;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system;

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Annual Report on Form 10-K.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and registered as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state-chartered commercial bank.  The Bank is subject to examination and regulation by the California Department of Financial Institutions (the “DFI”), the Federal Reserve, and by the Federal Deposit Insurance Corporation (the “FDIC”).

We conduct business throughout Southern California from our six locations in the counties of Orange and San Bernardino.  We operate depository branches in the cities of Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, Seal Beach, and Costa Mesa, California.  Our corporate headquarters are located in Costa Mesa, California.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals entrepreneurs and non-profit organizations, as well as, consumers in the communities we serve.  Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, and U.S. Small Business Administration (“SBA”) loans.  At December 31, 2009, we had consolidated total assets of $807.3 million, net loans of $566.6 million, total deposits of $618.7 million, and consolidated total stockholders’ equity of $73.5 million.  At December 31, 2009, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Operating Strategy

The Bank was founded in 1983 as a state chartered savings and loan, became a federally chartered stock savings bank in 1991 and, in March 2007, converted to a California-chartered commercial bank. In the fourth quarter of 2000, our management implemented a new business plan to refocus Pacific Premier’s business model, emphasizing community banking. To achieve the Bank’s goals, we implemented a three-phase strategic plan which involved:

• Phase 1: lowering the risk profile of the Bank and re-capitalizing Pacific Premier;
• Phase 2: growing the balance sheet through the origination of adjustable rate multi-family residential loans; and
• Phase 3: transforming the institution to a commercial banking business model.

The first two phases of our strategic plan were completed in 2002 and 2004, respectively. Our transition to a commercial banking platform began in 2005 as we recruited experienced business bankers from other regional and national commercial banks. These business bankers helped us to introduce new credit and deposit products as well as on-line banking and cash management services. This in turn allowed us to begin to capture small business customers in our market. Our transition to a commercial banking platform is being achieved by retaining and growing the number of business banking relationships within the Southern California market.

Our primary goal is to develop the Bank into one of Southern California’s top performing commercial banks as an alternative to the large regional and national banks for businesses, professionals, entrepreneurs and non-profit organizations for the long term benefit of our stockholders, customers and employees. The following are our operating strategies which we have adopted in order to achieve this goal:

• Expansion through Acquisitions. The consolidation and current turmoil in the banking industry has created an opportunity in our markets and we expect to expand the Bank’s franchise through acquisitions. Many banks have been negatively impacted by the economic environment, which we expect will lead to the continued consolidation and elimination of certain of our competitors. We intend to take advantage of this opportunity over the next couple of years by pursuing acquisitions of all or part of failing banks located in Southern California through FDIC-assisted transactions.

• Expansion through Relationship Banking. The industry wide consolidation and turmoil is also creating opportunities to acquire new business banking customers. Profitable businesses are not having their needs met either from a service level or credit availability basis and we intend to convert these businesses to customers of the Bank. We believe customer relationships are built through a series of consistently executed experiences in both routine transactions and higher value interactions. Our business bankers are focused on developing long term relationships with business owners, professionals, entrepreneurs, and non-profit organizations through consistent and frequent contact. Additionally, our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within our local communities.

• Reduction in Wholesale Funding and Brokered Deposits. As we transitioned towards a commercial banking platform, we began reducing our reliance on wholesale borrowings, such as advances from the Federal Home Loan Bank (“FHLB”) and brokered deposits.

• Diversifying our Loan Portfolio. We believe it is important to diversify our loan portfolio in order to better manage credit risks. As part of our transition to a commercial banking platform, we have increased the amount of owner-occupied commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans and Small Business Administration (“SBA”) loans within the portfolio.

• Maintain Excellent Asset Quality. Our conservative credit and risk management culture has resulted in relatively low levels of nonperforming loans and an overall high credit quality within the loan portfolio as compared to our peer banks. Our portfolio management strategies involve the early identification of loan weakness, aggressive collection techniques, loss mitigation through loan sales and/or working with third parties to refinance the credit. We will continue to monitor economic trends and conditions that could positively or negatively impact our business. We seek to take advantage of these trends by entering or exiting certain lines of business or offering or eliminating various loan product types, as evidenced by our decision to curtail our multi-family and commercial real estate lending. We will continue to adjust our risk management practices to the on-going changes in our local economy that impact our business.

• Premier Customer Service Provider. We believe it is imperative that the Bank provide a consistent level of quality service which generates customer retention and referrals. All of our employees, through training and compensation, understand that each interaction with our customers is an opportunity to exceed their expectations.  We measure and test our employee’s service levels through third party evaluations and by listening to customer interactions recorded over the phone.  We use these tools to train and improve our employees on a consistent basis.

• Expansion through Electronic Banking. Many businesses feel displaced by large out-of-market institutions and are attracted to banks that have local decision making capability, more responsive customer service, and greater familiarity with their needs. We intend to continue expanding our franchise through electronic banking, such as remote or merchant capture, on-line banking and cash management services available through our web site.

Our executive offices are located at 1600 Sunflower Avenue, 2nd Floor, Costa Mesa, California  92626 and our telephone number is (714) 431-4000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 1998 to present that have been filed with the SEC, are available free of charge on our Internet website.  Also on our website are our Code of Ethics, Insider Trading and Beneficial Ownership forms, and Corporate Governance Guidelines.  The information contained in our website, or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Lending Activities

General.  In 2009, we maintained our commitment to a high level of credit quality in our lending activities.  We expanded our efforts to diversify our loan portfolio and focused our efforts on meeting the financial needs of qualified individuals and local businesses.  The Company offers a full complement of flexible and structured loan products tailored to meet the needs of our customers.

Loans were made primarily to borrowers within our market area and secured by real property and business assets located principally in Southern California.  We emphasize relationship lending and focus on generating retail production with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  The Company has generally ceased making loans secured by investor owner commercial real estate, although such loans continue to make up a substantial portion of our loan portfolio.  We maintain a house lending limit below our $18.1 million legal lending limit for secured loans and $10.9 million for unsecured loans as of December 31, 2009.  During 2009, we originated or purchased 4.5 million in multi-family loans, $4.2 million of C&I loans, $1.2 million of SBA loans, $1.2 million of other loan and $365,000 in owner-occupied commercial real estate loans.  At December 31, 2009, we had $576.3 million in total gross loans outstanding.

Owner-Occupied Commercial Real Estate Lending.  We originate and purchase loans secured by owner-occupied commercial real estate, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We will also, from time to time, make a loan secured by a special purpose property, such as a gas station.  Pursuant to our underwriting policies, owner-occupied commercial real estate loans may be made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  Owner-occupied commercial real estate loans originated or purchased in 2009 had an average balance of $365,000 and an average loan-to-value ratio of 31.1% at origination.  At December 31, 2009, we had $103.0 million of owner-occupied commercial real estate secured loans, constituting 17.9% of our loan portfolio.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2009, we had total commitments of $42.0 million in commercial business lines of credit, of which, $31.1 million were disbursed, constituting 5.4% of our loan portfolio.

SBA Lending.  The Company was approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”) in the third quarter of 2006.  The PLP lending status affords the Company a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), 504, and Express loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2009, we had $3.3 million of SBA loans, constituting 0.6% of our loan portfolio.

One-to-Four Family Lending.  The Company is not an active participant in single family lending on a transactional basis and does not engage in Alt-A or subprime lending.  In keeping with the Company’s strategy of offering a full complement of loan products to customers, home loans are available to banking customers only.  The Company’s portfolio of one-to-four family loans at December 31, 2009 totaled $8.5 million, constituting 1.5% of our loan portfolio, of which $6.7 million consists of loans secured by first liens on real estate and $1.8 million consists of loans secured by second or junior liens on real estate.

Multi-family Real Estate Lending.  Although we were not an active multi-family lender in 2009, on occasion, we originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  As part of our desired strategy to diversify the loan portfolio, we have substantially reduced the origination of multi-family real estate loans beginning in late 2007.  Historically, we have managed our concentration in multi-family real estate loans by selling excess loan production. However, in recent periods, the level of loan sales has decreased significantly due to dislocations in the credit markets. Multi-family loan sales remain a strategic option for us as the Bank continues its transition to a traditional commercial bank.  At December 31, 2009, we had $278.7 million of multi-family real estate secured loans, constituting 48.4% of our loan portfolio.

Commercial Investor Real Estate Lending.  Although we were not an active commercial real estate lender in 2009, on occasion, we originate and purchase loans secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  Pursuant to our underwriting policies, commercial real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  At December 31, 2009, we had $149.6 million of commercial real estate secured loans, constituting 26.0% of our loan portfolio.

Other Loans.  We originate other consumer loan products, generally for banking customers only, which consist primarily of saving account and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2009, we had $2.0 million in other loans that represented 0.33% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate.  Commercial real estate loans are typically 3, 5, 7, or 10-year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the investor owned real estate loans originated by the Company in 2009 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all commercial real estate loans also include prepayment penalties.

Lending Risks on Our Loans.  Lending risks vary by the type of loan extended.  In our C&I and SBA lending activities, collectability of the loans may be adversely affected by risks generally related to small businesses, such as:

•	Changes or continued weakness in general or local economic conditions;
•	Changes or continued weakness in specific industry segments, including weakness affecting the business’ customer base;
•	Changes in consumer behavior;
•	Changes in a business’ personnel;
•	Increases in supplier costs that cannot be passed along to customers;
•	Increases in operating expenses (including energy costs);
•	Changes in governmental rules, regulations and fiscal policies;
•	Increases in interest rates, tax rates; and
•	Other factors beyond the control of the borrower or the lender.

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

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices.  See “Lending Activities - Underwriting and Approval Authority for Our Loans” immediately below.  We will not extend credit to any one borrower that is in excess of regulatory limits.

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  For C&I and SBA loans, underwriting considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  For loans secured by real estate, underwriting considerations include property appraised value, loan-to-value ratios, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income and use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth, and operating experience.  We do not offer loans on a limited- or no-documentation basis unless fully secured by cash collateral.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2009, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

Prior to processing and underwriting any loan request, we issue a letter of interest based on a preliminary analysis by our bankers, which letter details the terms and conditions on which we will consider the loan request.  Upon receipt of the signed letter of interest, a completed loan application and a deposit, a credit report and other required reports are ordered and, if necessary, additional information is requested.  Upon receipt of all requested information, we process and underwrite each loan application and prepare all the loan documentation after the loan has been approved.

Our credit memorandums, which are prepared by our underwriters, include a description of the transaction and prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds and source(s) of repayment, as well as an analysis of the borrower’s business and personal financial statements and creditworthiness.  The financial statements and creditworthiness of any guarantors are also analyzed.  For loans secured by real property, the credit memorandum will include an analysis of the property.  Loans for which real estate is the primary collateral require an independent appraisal conducted by a licensed appraiser.  All appraisal reports are appropriately reviewed by our appraisal department.  Our board of directors reviews and approves annually the independent list of acceptable appraisers.  When appropriate, environmental reports are obtained and reviewed as well.

Following loan approval and prior to funding, our underwriting and processing departments ensure that all loan approval terms have been satisfied, that those terms conform with lending policies (or are properly documented as exceptions with required approvals), and that all the required documentation is present and in proper form.

Business loans are subject to the Company’s guidelines regarding appropriate covenants and periodic monitoring requirements which may include, but are not limited to:

•	Capital and lease expenditures;
•	Capital levels;
•	Salaries and other withdrawals;
•	Working capital levels;
•	Debt to net worth ratios;
•	Sale of assets;
•	Change of management;
•	Change of ownership;
•	Cash flow requirements;
•	Profitability requirements;
•	Debt service ratio;
•	Collateral coverage ratio; and
•	Current and quick ratios.

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

        Portfolio Management and Loan Servicing.  Portfolio management and loan servicing activities are centralized at our corporate headquarters.  Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation.  Following the funding of an approved loan, the data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments.  Loan servicing activities include (i) the collection and remittance of loan payments, (ii) accounting for principal and interest and other collections and expenses, and (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums.

        Our portfolio management operations are designed to ensure that management and the board of directors has timely and comprehensive information regarding the performance of our loan portfolio.  This information provides an essential leading indicator of potential performance issues prior to loan payment delinquency.  For each of the Company’s non-homogeneous loans, our Portfolio Managers collect financial information from borrowers and guarantors in order to conduct a detailed loan review in accordance with our policies, generally annually or more often as appropriate.  The Portfolio Managers also visit properties and businesses on a periodic basis to perform inspections of our collateral and associated revenue-generating activities of borrowers.  In conjunction with the loan review process, all loans in the portfolio are assigned a risk grade that, among other purposes, factors into the Company’s allowance for loan and lease loss calculations.

        When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel.  Accounts past-due by more than 10 days are assigned to our collector for comprehensive payment collection efforts.  Our Portfolio Managers conduct an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral.  The evaluation may result in our partial or complete charge off of the loan, but collection efforts still continue.  Portfolio Managers also conduct discussions with borrowers in order to identify whether alternatives to foreclosure exist.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the Portfolio Managers will carry out the foreclosure process, including any associated judicial legal actions.

        Loan Portfolio Composition.  At December 31, 2009, our net loans receivable held for investment totaled $566.6 million and we had no loans receivable held for sale.  The types of loans that the Company may originate are subject to federal and state law.

    The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Real estate loans:
Multi-family	$278,744	48.4%	$287,592	45.7%	$341,263	54.5%	$357,275	58.8%	$459,714	76.0%
Commercial investor	149,577	26.0%	163,428	26.0%	142,134	22.7%	170,175	28.0%	111,566	18.4%
One-to-four family (1)	8,491	1.5%	9,925	1.6%	13,080	2.1%	12,825	2.1%	16,500	2.7%
Construction	-	0.0%	2,733	0.4%	2,048	0.3%	-	0.0%	-	0.0%
Land	-	0.0%	2,550	0.4%	5,389	0.9%	3,277	0.5%	2,524	0.4%
Business loans:
Commercial owner occupied (2)	103,019	17.9%	112,406	17.9%	57,614	9.2%	35,929	5.9%	11,335	1.9%
Commercial and industrial	31,109	5.4%	43,235	6.9%	50,992	8.1%	22,762	3.8%	3,248	0.6%
SBA	3,337	0.5%	4,942	0.8%	13,995	2.2%	5,312	0.9%	-	0.0%
Other loans	1,991	0.3%	1,956	0.3%	177	0.0%	63	0.0%	89	0.0%
Total gross loans	576,268	100.0%	628,767	100.0%	626,692	100.0%	607,618	100.0%	604,976	100.0%
Less (plus):
Deferred loan origination (fees) costs and (discounts) premiums	(779)		252		769		1,024		1,467
Allowance for loan losses	(8,905)		(5,881)		(4,598)		(3,543)		(3,050)
Loans held for investment, net	$566,584		$623,138		$622,863		$605,099		$603,393

(1) Includes second trust deeds.
(2) Secured by real estate

        Loan Portfolio Characteristics.  In general, the Company does not require regular updates of collateral valuations for non-homogeneous loans that are not classified as potential problem or problem loans.  However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as potential problem or problem loans at least every twenty-four months.  Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss policy.  Market values may be substantiated by obtaining an appraisal or an appropriate evaluation by the Company’s Chief Appraiser. At December 31, 2009, 29.8% of multi-family, 35.0% of commercial investor and 62.3% of commercial owned loans had current updated collateral valuations within the last twenty-four months.

        The following table sets forth by loan category our average loan size, months of seasoning, average loan-to-value ratio (the proportion of the principal amount of the loan to the most current market value of the collateral property) and debt coverage ratio (the proportion of the property's annual net operating income to its annual debt service, which includes principal and interest payments) for the period indicated.

	At December 31, 2009
	Average Loan Size	Seasoning (months)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Real estate loans:
Multi-family	$1,053	52	67%	1.20
Commercial investor	1,216	45	59%	1.42
One-to-four family	64	135	71%	N/A
Business loans:
Commercial owner occupied	972	47	57%	N/A
Commercial and industrial	399	26	N/A	N/A
SBA	111	30	N/A	N/A
Other loans	80	248	N/A	N/A

        Loan Maturity. For our commercial real estate and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential payoff issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2009, we had $29.9 million or 5.2% of the loans held for investment that were due to mature in one year or less, primarily in our loan categories of total C&I loans of $20.4 million and commercial real estate loans of $7.8 million.

The following table does not reflect prepayment assumptions, but rather shows the contractual maturity of the Company's gross loans for the period indicated.

	At December 31, 2009
	Multi-family	Commercial Investor	Commercial Owner Occupied	Commercial and Industrial	SBA	One-to-Four Family	Other Loans	Total
	(in thousands)
Amounts due:
One year or less	$-	$7,764	$-	$20,372	$-	$-	$1,808	$29,944
More than one year to three years	2,202	4,330	177	703	152	41	48	7,653
More than three years to five years	178	5,115	-	4,449	1,923	627	12	12,304
More than five years to 10 years	7,688	113,156	45,236	5,585	1,262	554	120	173,601
More than 10 years to 20 years	2,051	10,828	16,242	-	-	2,877	-	31,998
More than 20 years	266,625	8,384	41,364	-	-	4,392	3	320,768
Total gross loans	278,744	149,577	103,019	31,109	3,337	8,491	1,991	576,268
Less (plus):
Deferred loan origination (fees) costs	(718)	(56)	(165)	95	31	36	(2)	(779)
Allowance for loan losses (allocated)	(3,350)	(1,585)	(897)	(2,384)	(323)	(269)	(2)	(8,810)
Allowance for loan losses (unallocated)	-	-	-	-	-	-	-	(95)
Total loans, net	274,676	147,936	101,957	28,820	3,045	8,258	1,987	566,584
Loans held for sale, net	-	-	-	-	-	-	-	-
Loans held for investment, net	$274,676	$147,936	$101,957	$28,820	$3,045	$8,258	$1,987	$566,584

The following table sets forth at December 31, 2009, the dollar amount of gross loans receivable contractually due after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2009
	Loans Due After December 31, 2010
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Multi-family	$1,516	$277,228	$278,744
Commercial investor	18,049	123,764	141,813
One-to-four family	4,063	4,428	8,491
Business loans:
Commercial owner occupied	37,303	65,716	103,019
Commercial and industrial	1,462	9,275	10,737
SBA	-	3,337	3,337
Other loans	150	32	182
Total gross loans	$62,543	$483,780	$546,323

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)

Beginning balance of gross loans	$628,767	$626,692	$607,618
Loans originated:
Real estate loans:
Multi-family	494	34,166	311,236
Commercial investor	-	33,058	23,040
One-to-four family	200	250	341
Business loans:
Commercial owner occupied	365	5,375	17,208
Commecial and industrial	4,249	17,512	37,705
SBA	1,150	907	14,209
Other loans	958	1,215	2,992
Total loans originated	7,416	92,483	406,731
Loans purchased:
Multi-family	4,051	4,577	-
Commercial investor	-	9,305	-
Commercial owner occupied	-	53,710	-
Construction loans	-	-	2,750
Total loans purchased	4,051	67,592	2,750
Total loan production	11,467	160,075	409,481
Total	640,234	786,767	1,017,099
Less:
Principal repayments	52,107	150,498	149,550
Sales of loans	2,515	6,235	239,396
Charge-offs	4,811	1,174	701
Transfer to other real estate owned	4,533	93	760
Total gross loans	576,268	628,767	626,692
Ending balance loans held for sale, gross	-	668	749
Ending balance loans held for investment, gross	$576,268	$628,099	$625,943

Delinquent Loans. When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2009, loans delinquent 60 or more days as a percentage of total gross loans was 0.95%, up from 0.68% at year-end 2008.

The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:
	60-89 Days		90 Days or More
		Principal Balance		Principal Balance
	# of Loans	of Loans	# of Loans	of Loans
	(dollars in thousands)

At December 31, 2009
Real estate loans:
Multi-family	-	$-	3	$2,073
Commercial investor	-	-	1	1,851
One-to-four family	-	-	4	97
Business loans:
Commercial owner occupied	-	-	2	996
SBA	1	52	3	463
Total	1	$52	13	$5,480
Delinquent loans to total gross loans		0.01%		0.95%

At December 31, 2008
Real estate loans:
Multi-family	-	$-	1	$350
Commercial investor	1	317	1	638
One-to-four family	2	32	8	637
Land	-	-	1	2,550
Business loans:
SBA	-	-	2	127
Total	3	$349	13	$4,302
Delinquent loans to total gross loans		0.06%		0.68%

Nonperforming Assets.  Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and other real estate owned (“OREO”).  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2009, we had $13.4 million of nonperforming assets, which consisted of $10.0 million of net nonperforming loans and $3.4 million of OREO.  At December 31, 2008, we had $5.2 million of nonperforming assets, essentially all of which consisted of $5.2 million of nonperforming loans.

OREO consisted of three properties at December 31, 2009, compared to two properties at December 31, 2008.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the properties’ condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $95,000 in 2009, $212,000 in 2008 and $347,000 in 2007.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $781,000 in 2009, $491,000 in 2008 and $315,000 in 2007.

The following table sets forth information concerning nonperforming loans and OREO at the periods indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Nonperforming assets
Real estate loans:
Multi-family	$5,223	$350	$-	$-	$-
Commercial investor	1,851	3,188	3,125	-	-
One-to-four family	107	637	284	634	1,687
Business loans:
Commercial owner occupied	996	-	-	-	-
Commercial and industrial	955	-	-	-	-
SBA (1)	880	1,025	784	-	-
Other loans	-	-	-	-	-
Total nonaccrual loans	10,012	5,200	4,193	634	1,687
Specific allowance	-	-	-	(60)	(185)
Total nonperforming loans, net	10,012	5,200	4,193	574	1,502
Other real estate owned	3,380	37	711	138	211
Total nonperforming assets, net	$13,392	$5,237	$4,904	$712	$1,713

Allowance for loan losses	$8,905	$5,881	$4,598	$3,543	$3,050
Allowance for loan losses as a percent of total nonperforming loans, gross	88.94%	113.10%	109.48%	558.83%	180.79%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (2)	1.74%	0.83%	0.67%	0.09%	0.25%
Nonperforming assets, net of specific allowances, as a percent of total assets	1.66%	0.71%	0.64%	0.10%	0.24%
(1)	The SBA totals include the guaranteed amount, which was $624,000 as of December 31, 2009.
(2)	Gross loans include loans receivable held for investment and held for sale.

         It is our policy to take appropriate, timely and aggressive action when necessary to resolve nonperforming assets.  When resolving problem loans, it is our policy to determine collectability under various circumstances which are intended to result in our maximum financial benefit.  We accomplish this by working with the borrower to bring the loan current, selling the loan to a third party or by foreclosing and selling the asset.

        Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses inherent in the loans held for investment portfolio at the balance sheet date.  Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses.  The allowance for loan losses is reported as a reduction of loans held for investment.  The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.  Loans held for sale are carried at the lower of cost or estimated market value.  Net unrealized losses, if any, are recognized in a lower of cost or market valuation allowance by charges to operations.

The federal banking agencies adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances.  Generally, the policy statement recommends that institutions establish and maintain effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets.   The Bank’s Chief Credit Officer has responsibility for identifying and reporting problem assets to the Bank’s Credit and Investment Review Committee (“CIRC”), which operates pursuant to the board-approved CIRC policy.  The policy incorporates the regulatory requirements of monitoring and classifying all of our assets.

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk categories.  We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time.  Currently, we designate our assets into a category of “Pass,”, “Special Mention”, “Substandard” or “Loss.”  A brief description of these classifications follows:

•	Pass classifications represent assets with a level of credit quality which contain no well-defined deficiency or weakness.
•
Special Mention assets do not currently expose the Bank to sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiency or potential weaknesses deserving management’s close attention.

•
Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  OREO acquired from foreclosure is classified as substandard.

•	Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

Our determination as to the classification of assets and the amount of valuation allowances necessary are subject to review by bank regulatory agencies, which can order a change in a classification or an increase to the allowance. While we believe that an adequate allowance for estimated loan losses has been established, there can be no assurance that our regulators, in reviewing assets including the loan portfolio, will not request us to materially increase our allowance for estimated loan losses, thereby negatively affecting our financial condition and earnings at that time. In addition, actual losses are dependent upon future events and, as such, further increases to the level of allowances for estimated loan losses may become necessary.

The Company’s CIRC reviews the Chief Credit Officer’s recommendations for classifying our assets quarterly and reports the results of our review to the board of directors. At December 31, 2009, we had $36.9 million of assets classified as substandard.  The following tables set forth information concerning substandard assets and OREO at December 31, 2009 and 2008:

	At December 31, 2009
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Securities	Gross Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$12,268	10	$-	-	--	--	$12,268	10
Commercial investor	10,712	12	515	1	--	--	11,227	13
One-to-four family	724	16	-	-	--	--	724	16
Land	-	-	2,138	1	--	--	2,138	1
Business loans:					--	--
Commercial owner occupied	3,576	7	727	1	--	--	4,303	8
Commercial and industrial	2,102	6	-	-	--	--	2,102	6
SBA	1,146	11	-	-	--	--	1,146	11
Securities	--	--	--	--	2,988	27	2,988	27
Total substandard assets	$30,528	62	$3,380	3	$2,988	27	$36,896	92

	At December 31, 2008
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Gross Balance	# of Properties	Gross Balance	# of Securities	Gross Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$350	1	$-	-	--	--	$350	1
One-to-four family	307	7	11	3	--	--	318	10
Commercial investor	6,362	6	-	-	--	--	6,362	6
Business loans:					--	--	-	-
Commercial owner occupied	912	2	-	-	--	--	912	2
SBA	1,261	10	26	1	--	--	1,287	11
Securities	--	--	--	--	1,974	35	1,974	35
Total substandard assets	$9,192	26	$37	4	$1,974	35	$11,203	65

In determining the allowance for loan losses, we evaluate loan credit losses on an individual basis in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, and on a collective basis based on FASB Statement No. 5, Accounting for Contingencies.  For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral.  Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using our trailing twelve-month and annualized trailing six-month actual charge-off data for all loan types except (1) loans fully secured by cash deposits, the guaranteed portion of SBA loans and FHA/VA guaranteed 1st TD loans, for which there is no loss exposure, (2) certain loan segments for which we have no recent loss experience and for which we rely on charge-off data for all FDIC insured commercial banks and savings institutions based in California, and (3) negative deposit accounts.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

 The factor adjustment for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the CIRC on a quarterly basis.

The ALLL factors are reviewed for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  Given the above evaluations, the amount of the allowance for loan losses is based upon the total loans evaluated individually and collectively.

As of December 31, 2009, the allowance for loan losses totaled $8.9 million, compared to $5.9 million at December 31, 2008 and $4.6 million at December 31, 2007.  The allowance for loan losses at December 31, 2009, as a percent of nonperforming loans and gross loans, was 88.9% and 1.55%, compared with 113.1% and 0.94% at December 31, 2008, and 109.5% and 0.73% at December 31, 2007, respectively.

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	As of and For the Year Ended December 31,
	2009	2008	2007	2006	2005
Balances:	(dollars in thousands)
Average net loans outstanding during the period	$594,483	$617,569	$617,528	$607,439	$546,426
Total gross loans outstanding at end of the period	576,268	628,767	626,692	607,618	604,976
Allowance for Loan Losses:
Balance at beginning of period	5,881	4,598	3,543	3,050	2,626
ALLL Transfer In *	-	8	-	-	-
Provision for loan losses	7,735	2,241	1,651	531	349
Charge-offs:
Real Estate:
One-to-four family	125	226	101	266	211
Multi-family	1,527	-	-	-	-
Commercial investor	317	-	-	-	-
Construction	-	-	-	-	-
Business loans:
Commercial owner occupied	59	-	-	-	-
Commercial and industrial	1,409	-	-	-	-
SBA	906	948	600	-	-
Other loans	468	-	-	-	5
Total charge-offs	4,811	1,174	701	266	216
Recoveries :
Real Estate:
One-to-four family	26	88	103	225	191
Multi-family	-	-	-	-	-
Commercial investor	-	-	-	-	-
Construction	-	-	-	-	74
Business loans:
Commercial owner occupied	-	-	-	-	-
Commercial and industrial	4	-	-	-	-
SBA	31	-	-	-	-
Other loans	39	120	2	3	26
Total recoveries	100	208	105	228	291
Net loan charge-offs	4,711	966	596	38	(75)
Balance at end of period	$8,905	$5,881	$4,598	$3,543	$3,050
Ratios:
Net charge-offs to average net loans	0.79%	0.16%	0.10%	0.01%	(0.01)%
Allowance for loan losses to gross loans at end of period	1.55%	0.94%	0.73%	0.58%	0.50%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed for the periods set forth in the table:

	As of December 31,
	2009		2008		2007
		% of Loans		% of Loans		% of Loans
Balance at End of		in Category to		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$3,350	48.4%	$1,641	45.7%	$1,438	54.5%
Commercial investor	1,585	26.0%	1,151	26.0%	1,129	22.7%
One-to-four family	269	1.5%	194	1.6%	165	2.1%
Construction	-	0.0%	65	0.4%	20	0.3%
Land	-	0.0%	-	0.4%	-	0.9%
Business loans:
Commercial owner occupied	897	17.9%	784	17.9%	248	9.2%
Commercial and industrial	2,384	5.4%	941	6.9%	640	8.1%
SBA	323	0.5%	148	0.8%	207	2.2%
Other Loans	2	0.3%	6	0.3%	1	0.0%
Unallocated	95	--	951	--	750	--
Total	$8,905	100.0%	$5,881	100.0%	$4,598	100.0%

	As of December 31,
	2006		2005
		% of Loans		% of Loans
Balance at End of		in Category to		in Category to
Period Applicable to	Amount	Total Loans	Amount	Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$1,405	58.8%	$1,746	76.0%
Commercial investor	881	28.0%	627	18.4%
One-to-four family	331	2.1%	554	2.7%
Construction	-	0.0%	-	0.0%
Business loans:
Commercial owner occupied	179	5.9%	10	1.9%
Commercial and industrial	478	3.8%	110	0.6%
SBA	68	0.9%	-	0.0%
Other Loans	4	0.0%	3	0.0%
Unallocated	197	--	-	--
Total	$3,543	99.5%	$3,050	99.6%

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

Our investment securities portfolio amounted to $137.7 million at December 31, 2009, as compared to $70.9 million at December 31, 2008, representing a 94.2% increase.  As of December 31, 2009, the portfolio consisted of $154,000 in U.S. Treasuries, $99.6 million in government sponsor entities (“GSE”) MBS, $18.0 million in municipal bonds, $5.7 million of private label MBS, $12.7 million of FHLB stock, and $1.6 million of stock of the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”).  In addition, $39.5 million of the GSE securities have been pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements.

Toward the end of 2009, we began restructuring our investment portfolio to reduce the level of private label MBS and reinvesting in municipal bonds and federal agency-backed securities.  All of our $18.0 million municipal bond securities have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s AAA rating.  The Company has only purchased general obligation unlimited bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company has reduced its exposure to any single adverse event by holding securities from geographically diversified municipal issuers.  We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTII charge.

In June 2008, the Company redeemed its shares in two AMF mutual funds it owned and received a pro rata distribution in kind of the securities held by the mutual funds.  The managers of the mutual funds had limited redemptions to payment-in-kind only and did not permit the owners of the funds to redeem their shares for cash. In aggregate, the Company received cash of $2.9 million and 160 securities with a market value totaling $21.3 million. The Company’s redemption of its shares in the mutual funds resulted in a charge to earnings of approximately $3.6 million (pre-tax).  The charge is the difference between the total purchase price of $27.7 million, paid by the Company for the mutual funds and the market value of the cash and securities of $24.1 million at the close of business on June 18, 2008. Additionally, in December 2008 the Company took an OTTI charge of $1.3 million on 19 of the private-label MBSs that it received in the redemption of its shares in the mutual funds.  In 2009, the Company recorded OTTI charges of $2.0 million, all of which are related to the private label MBSs received from the mutual funds.

Below is a table of our securities by security type further separated by rating agency grade as of December 31, 2009:

		At December 31, 2009
Security Type	Ratings	Number	Face Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
		(dollars in thousands)

U.S. Treasury	AAA	2	$146	$148	$154	$6
Government Sponsored Enterprise	AAA	69	97,768	100,104	99,610	(494)
Municipal bonds	AAA	22	17,870	17,918	17,965	47
Private Label:
Investment Grade	AAA	6	200	200	170	(30)
Investment Grade	AA/A	30	2,036	1,986	1,447	(539)
Non-investment Grade *	Below BBB	27	5,528	4,665	2,988	(1,677)
Permanently Impaired	Below BBB	30	5,515	1,345	1,073	(272)
Total investment securities available for sale		186	$129,063	$126,366	$123,407	$(2,959)
* Non-investment grade includes all ratings below BBB.

The following table sets forth certain information regarding the amortized costs and fair values of the Company's securities at the dates indicated:
	At December 31,
	2009		2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Investement securities available for sale:
U.S. Treasury	$148	$154	$148	$167
Municipal bonds	17,918	17,965	$-	$-
Mortgage-backed securities	108,300	105,288	61,345	56,439
Total investment securities available for sale	126,366	123,407	61,493	56,606
Stock:
FHLB	12,731	12,731	12,731	12,731
Federal Reserve Bank	1,599	1,599	1,599	1,599
Total stock	14,330	14,330	14,330	14,330
Total securities	$140,696	$137,737	$75,823	$70,936

The table below sets forth certain information regarding the fair value, weighted average yields and contractual maturities of the Company's securities as of December 31, 2009.

	At December 31, 2009
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investement securities available for sale:
U.S. Treasury	$-	0.00%	$78	3.53%	$76	4.15%	$-	0.00%	$154	3.84%
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	17,965	4.37%	17,965	4.37%
Mortgage-backed securities	-	0.00%	10,363	2.19%	227	5.53%	94,698	3.48%	105,288	3.36%
Total investment securities available for sale	-	0.00%	10,441	2.20%	303	5.18%	112,663	3.62%	$123,407	3.50%
Stock:
FHLB	12,731	0.00%	-	0.00%	-	0.00%	-	0.00%	12,731	0.00%
Federal Reserve Bank	1,599	6.00%	-	0.00%	-	0.00%	-	0.00%	1,599	6.00%
Total stock	14,330	0.67%	-	0.00%	-	0.00%	-	0.00%	$14,330	0.67%
Total securities	$14,330	0.67%	$10,441	2.20%	$303	5.18%	$112,663	3.62%	$137,737	3.21%

Sources of Funds

General. Deposits, loan repayments and prepayments, and cash flows generated from operations and borrowings are the primary sources of the Company’s funds for use in lending, investing and other general purposes.

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our six branch network in Southern California.  The Company’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit.  Total deposits at December 31, 2009 were $618.7 million, as compared to $457.1 million at December 31, 2008.  At December 31, 2009, certificates of deposit constituted 68.4% of total deposits, compared to 80.7% at the year-end 2008.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2009, the Company had $297.6 million of certificate of deposit accounts maturing in one year or less.

The Company relies primarily on customer service, marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, the Company will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  During 2009, the Company decreased the amount of wholesale and broker deposits by $21.5 million to $5.6 million.

The following table presents the deposit activity for the years indicated.

	At December 31,
	2009	2008	2007
	(in thousands)
Net deposits	$141,471	$45,820	$32,755
Interest credited on deposit accounts	20,135	24,573	14,531
Total increase in deposit accounts	$161,606	$70,393	$47,286

The following table sets forth the distribution of the Company’s deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2009			2008			2007
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$33,885	5.5%	0.00%	$29,443	6.5%	0.00%	$25,322	6.5%	0.00%
Interest bearing checking	22,406	3.6%	0.39%	20,989	4.6%	0.97%	19,204	5.0%	1.33%
Money market	77,687	12.6%	1.17%	23,463	5.1%	2.00%	35,531	9.2%	3.14%
Regular passbook	61,779	9.9%	1.33%	14,401	3.1%	2.56%	9,254	2.4%	4.02%
Total transaction accounts	195,757	31.6%	0.93%	88,296	19.3%	1.18%	89,311	23.1%	1.88%
Certificates of deposit accounts:
Less than 1.00%	30,867	5.0%	0.82%	32	0.0%	0.75%	-	0.0%	0.00%
1.00-1.99	91,207	14.7%	1.63%	97	0.1%	1.77%	17	0.0%	1.49%
2.00-2.99	292,689	47.3%	2.44%	23,080	5.0%	2.63%	211	0.1%	2.77%
3.00-3.99	3,427	0.6%	3.29%	233,179	51.0%	3.67%	5,875	1.5%	3.68%
4.00-4.99	3,463	0.6%	4.40%	110,625	24.2%	4.24%	84,863	21.9%	4.61%
5.00-5.99	1,324	0.2%	5.34%	1,819	0.4%	5.53%	206,458	53.4%	5.24%
Total certificates of deposit accounts	422,977	68.4%	2.18%	368,832	80.7%	3.79%	297,424	76.9%	5.02%
Total deposits	$618,734	100.0%	2.09%	$457,128	100.0%	3.51%	$386,735	100.0%	4.32%

The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at December 31, 2009:

	Less than	1.00%	2.00%	3.00%	4.00%	5.00%		% of
	1.00%	1.99%	2.99%	3.99%	4.99%	and greater	Total	Total
	(in thousands)

Certificates of deposit accounts:
Within 3 months	$10,795	$43,153	$30,701	$2,789	$1,792	$52	$89,282	21.1%
4 to 6 months	11,102	14,051	111,940	214	86	54	137,447	32.5%
7 to 12 months	8,469	24,554	37,281	-	488	126	70,918	16.8%
13 to 24 months	456	9,147	107,951	228	665	273	118,720	28.1%
25 to 36 months	-	206	4,406	152	245	200	5,209	1.2%
37 to 60 months	-	20	287	26	185	227	745	0.2%
Over 60 months	45	76	123	18	2	392	656	0.1%
Total	$30,867	$91,207	$292,689	$3,427	$3,463	$1,324	$422,977	100.0%

At December 31, 2009, the Company had $206.0 million in certificate accounts in amounts of $100,000 or more maturing as follows:

	At December 31,
		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)

Three months or less	$42,955	1.88%
Over three months through 6 months	60,251	2.31%
Over 6 months through 12 months	31,138	2.11%
Over 12 months	71,632	2.41%
Total	$205,976	2.23%

    FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $363.3 million as of December 31, 2009.  At December 31, 2009, the Company had two FHLB term advances outstanding totaling $63.0 million with a weighted average interest rate of 4.90% and a weighted average remaining maturity of 0.6 years. At December 31, 2009, one advance for $25.0 million was due in February of 2010 and the other for $38.0 million was due in November of 2010.

    Borrowings.  The Company maintains lines of credit totaling $35.0 million with five correspondent banks to purchase federal funds as business needs dictate.  Federal funds purchased are short-term in nature and utilized to meet short-term funding needs. As of December 31, 2009, we had no outstanding balance with any of our correspondent banks. Additionally, in 2008 the Company entered into three inverse putable reverse repurchase agreements (the “repurchase agreements”) totaling $28.5 million with a weighted average interest rate of 3.04% as of December 31, 2009 secured by GSE MBS totaling $39.5 million. The terms of each repurchase agreements is for 10 years with the buyers of the repurchase agreements having the option to terminate the repurchase agreements after the fixed interest rate period has expired. The interest rates remain fixed for the first year on $20.0 million of the repurchase agreements and for two years on the remaining $8.5 million repurchase agreement. After the fixed interest period expires, the interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million repurchase agreement, 3.47% on the other $10.0 million repurchase agreement, and 3.45% on the $8.5 million repurchase agreement.

    Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.03% as of December 31, 2009.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,

	2009	2008	2007
	(dollars in thousands)
FHLB advances
Average balance outstanding	$127,653	$236,494	$285,577
Maximum amount outstanding at any month-end during the year	150,000	303,500	310,700
Balance outstanding at end of year	63,000	181,400	297,300
Weighted average interest rate during the year	4.77%	4.24%	5.06%

Debentures
Average balance outstanding	$10,310	$10,310	$10,310
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate during the year	3.57%	6.29%	7.97%

Other borrowings
Average balance outstanding	$28,500	$14,787	$5,172
Maximum amount outstanding at any month-end during the year	28,500	28,500	31,500
Balance outstanding at end of year	28,500	28,500	665
Weighted average interest rate during the year	2.61%	1.80%	5.48%

Total borrowings
Average balance outstanding	$166,463	$261,591	$301,059
Maximum amount outstanding at any month-end during the year	188,810	342,310	352,510
Balance outstanding at end of year	101,810	220,210	308,275
Weighted average interest rate during the year	4.33%	4.19%	5.16%

Subsidiaries

At December 31, 2009, we had two subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our balance sheet.

Personnel

As of December 31, 2009, we had 89 full-time employees and two part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

The banking business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, such banks also have substantially higher lending limits than those of the Company.

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

SUPERVISION AND REGULATION

General.  Bank holding companies and banks are extensively regulated under state and federal law.  Various requirements and restrictions under state and federal law affect our operations and regulations regulate many aspects of the Company’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  Further, we are required to maintain certain levels of capital. See “Capital Requirements” in this Section below.  The following is a summary of certain statutes and rules applicable to us. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and are not intended to be an exhaustive description of all applicable statutes and regulations.

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry (including a possible comprehensive overhaul of the financial institutions regulatory system, the creation of a new consumer financial protection agency, and enhanced supervisory attention and potential new restrictions on executive compensation arrangements). We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Moreover, in the current economic environment, bank regulatory agencies have been more aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  In general terms, insurance coverage is currently unlimited for non-interest bearing transaction accounts and up to $250,000 per owner for all other accounts.  This level of insurance is scheduled to revert to $100,000 on January 1, 2014.   As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

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

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The Federal Reserve indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, control, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.  Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, FDIC issued an Advance Notice of Proposed Rulemaking seeking public comment on whether certain employee compensation structures pose risks that should be captured in the deposit insurance assessment program through higher deposit assessment rates.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

The regulatory capital requirements, as well as the actual capital ratios for the Company as of December 31, 2009, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof. See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof. As of December 31, 2009, the Bank was considered well capitalized for regulatory purposes.

Under applicable regulatory guidelines, the Corporation’s trust preferred securities issued by our subsidiary capital trust qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2009, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier I capital.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. An institution is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.  An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%.  A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.  A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.  An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.
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

As of December 31, 2009, the Bank was “well capitalized” according to the guidelines as generally discussed above.

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as us, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries.  Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank's ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $3.1 million at December 31, 2009.

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve Board System, such as the Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years.  In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval.  The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

In February 2010, the boards of directors of the Corporation and the Bank adopted certain board resolutions which require, among other things, that we provide prior written notice to the Federal Reserve Bank before (i) receiving any dividends or other distributions from the Bank, (ii) declaring any dividends or making any payments on trust preferred securities or subordinated debt, (iii) making any capital distributions, (iv) incurring, increasing, refinancing or guaranteeing any debt; (v) issuing any trust preferred securities or (iv) repurchasing, redeeming or acquiring any of our stock.

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank’s deposits are insured by the FDIC through the DIF.  In general terms, insurance coverage is currently unlimited for non-interest bearing transaction accounts and up to $250,000 per owner for all other accounts.  This level of insurance is scheduled to revert to $100,000 on January 1, 2014.  The FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one.  The FDIC’s base assessment schedule can be adjusted up or down, and premiums for 2009 ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category.  Premiums for 2010 are currently set at 2009 rates.  During 2009 the FDIC also imposed a special assessment for all insured depositories that amounted to $360,000 for the Bank.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15 percent within eight years, as mandated by statute. At the same time, the FDIC adopted higher annual risk-based assessment rates uniformly by 3 basis points effective January 1, 2011.  The FDIC also considered its need for cash to pay for projected failures.  The pace of resolutions continues to put downward pressure on cash balances giving an immediate need for more liquid assets to fund near-term failures.  As a result of liquidity needs, on November 12, 2009 the FDIC adopted a final rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  The prepaid assessment for these periods was collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009.  On December 30, 2009, the Bank made a payment of approximately $4.1 million to the FDIC for its estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  For purposes of estimating an institution’s assessments for these periods, the institution’s assessment rate was its total base assessment rate in effect on September 30, 2009 increased quarterly at a 5 percent annual growth rate through the end of 2012.  The assessment for 2011 and 2012 will be increased by an annualized 3 basis points beginning in 2011. The FDIC will begin to draw down an institution’s prepaid assessments on March 30, 2010, representing payment for the regular quarterly risk-based assessment for the fourth quarter of 2009.  The Bank’s FDIC insurance expense totaled $1.4 million in 2009 and $264,000 in 2008.

The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. Given the enacted and proposed increases in FDIC assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2010, compared to 2009 and 2008, and could affect its reported earnings, liquidity and capital for the period.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulators.

In addition to the assessment for deposit insurance, the Bank, as a former member of the Savings Association Insurance Fund, also pays assessments towards the retirement of the Financing Corporation Bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until these bonds mature in 2017.  This payment is established quarterly and during the year ending December 31, 2009, averaged 1.04 basis points of assessable deposits.

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2009, the Bank’s limit on aggregate secured loans-to-one-borrower was $18.1 million and unsecured loans-to-one borrower was $10.9 million. At December 31, 2009, the Bank’s largest aggregate outstanding balance of loans-to-one borrower, in secured loans, was $11.5 million.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The prescribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment.  There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of the FRA. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus.  Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions.  Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank.  We are considered to be an affiliate of the Bank.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

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

Consumer Laws and Regulations.  In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, and various state counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”), including us.

The SOX includes additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General.  The SEC has promulgated regulations to implement various provisions of the SOX, including additional disclosure requirements and certifications in periodic filings under the Exchange Act.  We have revised our internal policies and Exchange Act disclosures to comply with these new requirements.

On December 11, 2009 the U.S. House of Representatives passed the "Wall Street Reform and Consumer Protection Act of 2009".  One component of this bill would permanently exempt a non-accelerated filer (companies with a market cap of less than $75 million), such as the Company, from the outside auditor attestation requirement of Section 404(b) of SOX.  Section 404(b) of SOX requires a registrant’s registered public accounting firm that prepares or issues the audit report for the registrant to attest to, and report on, the annual assessment made by management of the registrant’s internal control over financial reporting in accordance with Section 404(a) of SOX.  If the bill does not become law, and the SEC does not extend the requirements under Section 404(b) of SOX, all non-accelerated filers will need to begin complying with Section 404(b) of SOX with respect to a fiscal period ending after June 15, 2010 and the Company would need to begin complying with Section 404(b) of SOX with respect to our fiscal year ending December 31, 2010.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), which, among other measures, authorized the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”).  Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, MBS and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  In addition, under TARP, the Treasury created the Capital Purchase Plan, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the IRS. For its 2009 taxable year, the Company is subject to a maximum federal income tax rate of 34% and state income tax rate of 10.84%.

ITEM 1A. RISK FACTORS

RISK FACTORS

Ownership of our common stock involves certain risks. The risks and uncertainties described below are not the only ones we face.  You should carefully consider the risks described below, as well as all other information contained in this Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occurs, our business, financial condition or results of operations could be materially, adversely affected.

Risks Related to Our Business

The current economic environment poses significant challenges for the Company and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

•
Economic conditions that negatively affect real estate values and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

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

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite its customers become less predictive of future charge-offs.

•
We expect to face increased regulation of its industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

    As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on its financial condition and results of operations.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets during 2008 and 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

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
• Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.
• Collateral for loans, especially real estate, may continue to decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.
• Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services.
• Performance of the underlying loans in the private label mortgage backed securities may continue to deteriorate potentially causing further OTTI markdowns to our investment portfolio.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.

We have experienced increases in the levels of our nonperforming assets, loan charge-offs and provision for loan losses in recent periods. Our total nonperforming assets amounted to $13.4 million, or 1.7% of our total assets, at December 31, 2009, up from $5.2 million or 0.7% at December 31, 2008. We had $4.7 million of net loan charge-offs for 2009, up from $1.0 million in 2008. Our provision for loan losses was $7.7 million in 2009, up from $2.2 million in 2008. Additional increases in our nonperforming assets, loan charge-offs or provision for loan losses may have an adverse effect upon our future results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

• Historical experience with our loans;
• Industry historical losses as reported by the FDIC;
• Evaluation of economic conditions;
• Regular reviews of the quality, mix and size of the overall loan portfolio;
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

Our business activities and credit exposure are concentrated in Southern California. As a result, a deterioration in economic conditions in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. The significant decline in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2009, approximately 93% of our loan portfolio consisted of loans secured by real estate located in Southern California. As real estate values decline, especially in Southern California, the collateral for our loans provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small businesses customers with heightened vulnerability to economic conditions.

As of December 31, 2009, our largest outstanding commercial business loan, which is fully committed as of such date, was $3.0 million and our largest outstanding commercial real estate loan amounted was $11.5 million. At such date, our commercial real estate loans amounted to $428.3 million, or 74.3% of our total loan portfolio, and our commercial business loans amounted to $134.1 million, or 23.3% of our total loan portfolio. Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets and higher loan administration costs. We generally do not record interest income on nonperforming loans or other real estate owned, which adversely affects our income.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets.

We may be unable to successfully compete in our industry.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases, a national presence, in both originating loans and attracting deposits. Competition in originating loans comes primarily from other banks and mortgage companies that make loans in our primary market areas. We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles. In addition banks with larger capitalizations and non-bank financial institutions that are not governed by bank regulatory restrictions have larger lending limits and are better able to serve the needs of larger customers. Many of these financial institutions are also significantly larger and have greater financial resources than we have, and have established customer bases and name recognition. We compete for loans principally on the basis of interest rates and loan fees, the types of loans we offer and the quality of service that we provide to our borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability. In addition, we rely upon local promotional activities, personal relationships established by our officers, directors and employees and specialized services tailored to meet the individual needs of our customers in order to compete. If we are not able to effectively compete in our market area, our profitability may be negatively affected.

Interest rate fluctuations, which are out of our control, could harm profitability.

Our profitability depends to a large extent upon net interest income, which is the difference between interest income and dividends on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Any change in general market interest rates, whether as a result of changes in the monetary policy of the Federal Reserve or otherwise, may have a significant effect on net interest income. The assets and liabilities may react differently to changes in overall interest rates or conditions. In general, higher interest rates are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Further, if interest rates decline, our loans may be refinanced at lower rates or paid off and our investments may be prepaid earlier than expected. If that occurs, we may have to redeploy the loan or investment proceeds into lower yielding assets, which might also decrease our income. Also, as many of our loans currently have interest rate floors, a rise in rates may increase the cost of our deposits while the rates on the loans remain at their floors, which could decrease our net interest margin. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest margin, asset quality and loan origination volume.

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

At December 31, 2009, $123.4 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized losses on our available-for-sale securities was $3.0 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2009, we reported a non-cash OTTI, charge of $2.0 million on our securities portfolio. We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future. In addition, as a condition to membership in the FHLB of San Francisco, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2009, we had stock in the FHLB of San Francisco totaling $12.7 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2009, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

Financial institutions have been the subject of substantial legislative and regulatory changes and may be the subject of further legislation or regulation in the future, none of which is within our control. Significant new laws or regulations or changes in, or repeals of, existing laws or regulations may cause our results of operations to differ materially. In addition, the cost and burden of compliance with applicable laws and regulations have significantly increased and could adversely affect our ability to operate profitably. Further, federal monetary policy significantly affects credit conditions for us, as well as for our borrowers, particularly as implemented by the Federal Reserve, primarily through open market operations in U.S. government securities, the discount rate for bank borrowings and reserve requirements. A material change in any of these conditions could have a material impact on us or our borrowers, and therefore on our results of operations.

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

Environmental liabilities with respect to properties on which we take title may have a material effect on our results of operations.

We could be subject to environmental liabilities on real estate properties we foreclose and take title in the normal course of our business. In connection with environmental contamination, we may be held liable to governmental entities or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties, or we may be required to investigate or clean-up hazardous or toxic substances at a property. The investigation or remediation costs associated with such activities could be substantial. Furthermore, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination even if we were the former owner of a contaminated site.  The incurrence of a significant environmental liability could adversely affect our business, financial condition and results of operations.

Confidential customer information transmitted through Pacific Premier Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

Pacific Premier Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. Pacific Premier Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. Pacific Premier Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Pacific Premier Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose Pacific Premier Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Pacific Premier Bank’s systems and could adversely affect its reputation and ability to generate deposits.

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy in late 2000. The loss of Mr. Gardner could have a negative impact on the success of our business strategy. In addition, we rely upon the services of Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel. We do not maintain key-man life insurance on any employee other than Mr. Gardner. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on its business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

Potential acquisitions may disrupt our business and dilute stockholder value.

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

We may in the future engage in FDIC-assisted transactions, which could present additional risks to our business.

In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions.  These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems. If we engage in FDIC assisted transactions, we may not be successful in overcoming these risks or any other problems encountered in connection with these transactions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

Moreover, even if we were inclined to participate in an FDIC-assisted transaction, there are no assurances that the FDIC would allow us to participate or what the terms of such transaction might be or whether we would be successful in acquiring the bank or assets that we are seeking.  We may be required to raise additional capital as a condition to, or as a result of, participation in an FDIC-assisted transaction.  Any such transactions and related issuances of stock may have a dilutive effect on earnings per share and share ownership.

Furthermore, to the extent we are allowed to, and choose to, participate in FDIC-assisted transactions, we may face competition from other financial institutions with respect to the proposed FDIC-assisted transactions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of December 31, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The amount of our special assessment was $360,000. In addition, the FDIC recently announced a final rule that required financial institutions, such as the Bank, to prepay in December 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 in order to re-capitalize the Deposit Insurance Fund. The final rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Costa Mesa, California, and approximately 93% of our total loan portfolio was secured by real estate located in Southern California at December 31, 2009. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Costa Mesa, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity risk could impair our ability to fund our operations and jeopardize its financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a reduction in our credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, or a decrease in depositor or investor confidence.  Our ability to borrow could also be impaired by factors such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of common stock at times or at prices you find attractive.

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;
•	Recommendations by securities analysts;
•	Operating and stock price performance of other companies that investors deem comparable to us;
•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
•	Perceptions in the marketplace regarding us and/or our competitors;
•	New technology used, or services offered, by competitors;
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	Changes in government regulations; and
•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Upon exercise by certain stockholders of warrants for our common stock, stockholders will experience significant dilution in their shares of common stock.

We have issued warrants to certain stockholders representing the right to purchase 966,400 shares of our common stock at an exercise price of $0.75 per share outstanding as of December 31, 2009.  The aggregate number of shares of our common stock subject to these warrants represents approximately 9.6% of our issued and outstanding shares as of December 31, 2009.  The trading price of our common stock has been significantly higher than the exercise price of the warrants for the last three consecutive fiscal years.  Upon exercise of the warrants, existing stockholders will experience significant dilution on the shares of our common stock that they hold.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Instead, we intend to reinvest our earnings in our business.  In addition, in order to pay cash dividends to our stockholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the California Financial Code. The California Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings; or (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that Bank regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution. The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $3.1 million at December 31, 2009.

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve Board System, such as Pacific Premier Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two ears.  In addition, a state member bank may not pay a dividend in an amount greater than it undivided profits without regulatory and stockholder approval.  The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

Anti-takeover defenses may delay or prevent future transactions

Our Certificate of Incorporation and Bylaws, among other things:

•	divide the board of directors into three classes with directors of each class serving for a staggered three year period;
•	provide that our directors must fill vacancies on the board of directors;
•	permit the issuance, without stockholder approval, of shares of preferred stock having rights and preferences determined by the board of directors;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

				Net Book Value of
		Original Year	Date of	Property or Leasehold
	Leased or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2009

Corporate Headquarters:
1600 Sunflower Ave
Costa Mesa, CA 92626	Owned (a)	2002	N.A.	$2,991,000

Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$361,000

Branch Office:
19011 Magnolia Avenue
Huntington Beach, CA 92646	Owned (b) (c)	2005	2023	$1,348,000

Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$16,000

Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$254,000

Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$641,000

(a) We lease to three tenants approximately 11,050 square feet of the 36,159 square feet of our corporate headquarters for $16,262 per month.
(b) The building is owned, but the land is leased on a long-term basis.
(c) We lease to two tenants approximately 2,724 square feet of the 9,937 square feet of our Huntington Beach branch for $7,491 per month.

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

The Company is not involved in any other material pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4. RESERVED

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

As of March 10, 2010, there were approximately 1,200 holders of record of the common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Market for the periods indicated.
	Sale Price of Common Stock
	High	Low
2008
First Quarter	$8.55	$5.97
Second Quarter	$8.37	$5.11
Third Quarter	$6.21	$3.61
Fourth Quarter	$5.25	$3.40
2009
First Quarter	$4.60	$2.79
Second Quarter	$5.63	$3.85
Third Quarter	$5.10	$3.98
Fourth Quarter	$4.76	$3.15

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2004 through December 31, 2009.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2004.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/2004	12/3/2005	12/31/2006	12/31/2007	12/30/2008	12/29/2009
Pacific Premier Bancorp, Inc.	$100.00	$88.99	$91.86	$50.11	$30.17	$25.49
NASDAQ Bank Stocks Index	$100.00	$97.69	$109.64	$86.90	$63.36	$53.09
NASDAQ Composite Index	$100.00	$102.13	$112.19	$121.68	$58.64	$84.28

DIVIDENDS

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.  For information on the statutory and regulatory limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Corporation, see “Item 1. Business-Supervision and Regulation—Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2007, our board of directors authorized the management of the Company to purchase and retain up to 600,000 shares of our issued and outstanding common stock on a negotiated, non-open market basis by dealing directly with investment bankers representing stockholders of larger blocks of stock.  The plan has no expiration date and remains open.  No determination has been made to terminate the plan or to cease making purchases.  At December 31, 2009, the Corporation had purchased 432,837 shares pursuant to that authorization.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the our common stock during the fourth quarter of 2009.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

Oct-09	-	-	-	167,163
Nov-09	-	-	-	167,163
Dec-09	-	-	-	167,163
Total/Average	-	$-	-	167,163

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:	(dollars in thousands)
Interest income	$43,439	$46,522	$49,432	$44,128	$33,707
Interest expense	20,254	25,404	31,166	27,003	16,571
Net interest income	23,185	21,118	18,266	17,125	17,136
Provision for loan losses	7,735	2,241	1,651	531	349
Net interest income after provision for loans losses	15,450	18,877	16,615	16,594	16,787
Net gains (losses) from loan sales	(351)	92	3,720	3,697	590
Other noninterest income (loss)	1,048	(2,264)	2,639	2,818	3,540
Noninterest expense	16,694	15,964	17,248	15,231	12,260
Income (loss) before income tax (benefit)	(547)	741	5,726	7,878	8,657
Income tax (benefit) (1)	(87)	33	2,107	450	1,436
Net income (loss)	$(460)	$708	$3,619	$7,428	$7,221

	As of and For the Years Ended December 31,
	2009	2008	2007	2006	2005
Share Data:	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$(0.08)	$0.14	$0.70	$1.41	$1.37
Diluted	$(0.08)	$0.11	$0.55	$1.11	$1.08
Weighted average common shares outstanding:
Basic	5,642,589	4,948,359	5,189,104	5,261,897	5,256,906
Diluted	5,642,589	6,210,387	6,524,753	6,684,915	6,658,240
Book value per share (basic)	$7.33	$11.74	$11.77	$11.03	$9.67
Book value per share (diluted)	$6.75	$9.60	$9.69	$9.16	$8.09
Selected Balance Sheet Data:
Total assets	$807,323	$739,956	$763,420	$730,874	$702,696
Securities and FHLB stock	137,737	70,936	73,042	77,144	49,795
Loans held for sale, net (2)	-	668	749	795	456
Loans held for investment, net (2)	566,584	622,470	622,114	604,304	602,937
Allowance for loan losses	8,905	5,881	4,598	3,543	3,050
Total deposits	618,734	457,128	386,735	339,449	327,936
Total borrowings (3)	91,500	220,210	308,275	326,801	318,145
Total stockholders' equity	73,502	57,548	60,750	58,038	50,542
Performance Ratios: (4)
Return on average assets (5)	(0.06)%	0.09%	0.50%	1.07%	1.18%
Return on average equity (6)	(0.76)%	1.20%	6.03%	13.47%	15.17%
Average equity to average assets	7.74%	7.96%	8.16%	7.94%	7.78%
Equity to total assets at end of period	9.10%	7.78%	7.96%	7.94%	7.19%
Average interest rate spread (7)	3.00%	2.81%	2.44%	2.39%	2.70%
Net interest margin (8)	3.12%	2.99%	2.63%	2.58%	2.88%
Efficiency ratio (9)	63.81%	83.66%	69.87%	64.26%	57.72%
Average interest-earning assets to average interest-bearing liabilities	104.21%	105.01%	104.20%	104.83%	106.41%
Capital Ratios: (10)
Tier 1 capital to adjusted total assets	9.72%	8.71%	8.81%	8.38%	7.79%
Tier 1 capital to total risk-weighted assets	13.30%	10.71%	10.68%	10.94%	11.21%
Total capital to total risk-weighted assets	14.55%	11.68%	11.44%	11.55%	11.78%
Capital Ratios: (11)
Tier 1 capital to adjusted total assets	9.89%	8.99%	8.90%	N/A	N/A
Tier 1 capital to total risk-weighted assets	13.41%	11.11%	10.81%	N/A	N/A
Total capital to total risk-weighted assets	14.67%	12.07%	11.56%	N/A	N/A
Asset Quality Ratios:
Nonperforming loans, net, to total loans (12)	1.74%	0.83%	0.67%	0.09%	0.25%
Nonperforming assets, net as a percent of total assets (13)	1.66%	0.71%	0.64%	0.10%	0.24%
Net charge-offs to average net loans	0.79%	0.16%	0.10%	0.01%	(0.01)%
Allowance for loan losses to total loans at period end	1.55%	0.94%	0.73%	0.58%	0.50%
Allowance for loan losses as a percent of nonperforming loans at period end (12)	88.94%	113.10%	109.48%	558.83%	180.79%

----------
(1)	In the years ended December 31, 2006 and December 31, 2005, we reversed $2.4 million and $1.6 million, respectively, of our deferred tax valuation allowance due to our improved financial outlook.
(2)	Loans are net of the allowance for loan losses and deferred fees.
(3)	Includes $10.3 million of junior subordinated debentures in all periods disclosed.
(4)	All average balances consist of average daily balances.
(5)	Net income divided by total average assets.
(6)	Net income divided by average stockholders' equity.
(7)	Represents the weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(8)	Represents net interest income as a percent of average interest-earning assets.
(9)
Represents the ratio of noninterest expense less other real estate owned operations, gain/(loss) on sale of loans, and gain/(loss) on sale of securities, net to the sum of net interest income before provision for loan losses and total noninterest income.

(10)	Calculated with respect to the Bank.
(11)	Calculated with respect to the Company. Years prior to 2007 are not applicable due to change in the Bank’s charter to that of a commercial bank in March 2007.
(12)	Nonperforming loans consist of loans past due 90 days or more and of loans where, in the opinion of management, there is reasonable doubt as to the collection of interest.
(13)	Nonperforming assets consist of nonperforming loans (see footnote 12 above) and other real estate owned.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2010, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company’s ability to originate and purchase loans is influenced by the general level of product available.  The Company’s results of operations are also affected by the Company’s provision for loan losses and the level of operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

We consider the allowance for loan losses to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of the Company’s financial statements that are particularly susceptible to significant change. For further information, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements in Item 8 hereof.

Operating Results

    General.  For the year ended December 31, 2009, the Company reported net loss of $460,000 or $0.08 per diluted share, compared with net income of $0.7 million or $0.11 per diluted share for the same period in 2008.

    The $1.3 million decrease in the Company’s pre-tax income/(loss) for 2009 compared to 2008 was due primarily to:

•	A $5.5 million increase in provision for loan losses; and
•
A $0.7 million increase in noninterest expense, primarily associated with higher costs related to Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, other real estate owned operations, net and professional fees, partially offset by lower compensation and benefits expense.

    Offsetting the above items were the following:

•	A $2.1 million increase in net interest income due to a higher level of interest earning assets and a higher net interest margin; and
•
A $2.9 million favorable change in noninterest income (loss) category, primarily associated with a lower OTTI charge taken on private label securities in 2009 and higher deposit fee income, partially offset by lower loan servicing fee income and losses on loan sales, compared to gains in the prior year.

For 2009, our return on average assets was a negative 0.06% and our return on average equity was a negative 0.76%.  These compare to our 2008 returns of 0.09% on average assets and 1.20% on average equity.

For the year ended December 31, 2008, the Company reported net income of $0.7 million or $0.11 per diluted share, compared with net income of $3.6 million or $0.55 per diluted share for the same period in 2007.  The $2.9 million, or 80.6%, decrease in net income in 2008 compared to 2007 was primarily the result of a charge of $3.6 million (pre-tax), or $0.34 per diluted shares (after-tax), associated with the termination of the mutual funds investment held by the Company and of an OTTI charge of $1.3 million, or $0.13 per diluted share (after-tax), that was recorded on private label MBSs that the Company received when it redeemed its shares in the mutual funds in the second quarter of 2008.

Net Interest Income.  Our primary source of revenue is net interest income, which is the difference between the interest and dividends earned on loans, mortgage-backed securities and investment securities (“interest-earning assets”) and the interest paid on deposits and borrowings (“interest-bearing liabilities”).  The difference between the yield on interest-earning assets and the cost of interest-bearing liabilities (“net interest rate spread”) and the relative dollar amount of these assets and liabilities principally affects our net interest income.

Net interest income totaled $23.2 million in 2009, up $2.1 million or 9.8% from 2008. The increase reflected a $36.8 million or 5.2% increase in average interest-earning assets to $743.6 million and an increase of 13 basis points in the net interest margin to 3.12% in 2009.  The increase in 2009 from a year ago primarily reflected the average costs on interest-bearing liabilities decreasing more rapidly than the average yield on interest-earning assets.  The slower decline in interest-earning assets was primarily due to interest rate floors we have on our adjustable rate loans, which allowed only a 16 basis point decrease in yield.  In contrast, our cost of funds declined 94 basis points, primarily due to a decrease in market interest rates that lowered our deposit rates by 113 basis points.  The lower yield on our interest-earning assets was also unfavorably impacted by a lower yield on our investment securities of 141 basis points.  This decline was primarily due to our decision to reduce the credit risk exposure in the securities portfolio by selling private label securities with higher credit risk and replacing them with lower yielding, lower credit risk GSE securities.  These GSE securities also enhanced our regulatory capital as they have a lower asset risk weighting than the private label securities.

Net interest income was $21.1 million in 2008, up $2.8 million from $18.3 million in 2007.  Interest income for 2008 was $46.5 million, compared to $49.4 million for 2007. The decrease of $2.9 million or 5.9% was primarily due to interest income on loans receivable decreasing $3.1 million in 2008. This decrease was primarily the result of a decrease in the average yield of 51 basis points primarily due to the repricing of our short-term adjustable-rate income property loans as general market interest rates declined during 2008. Interest expense in 2008 was $25.4 million, compared to $31.2 million in 2007. The $5.8 million, or 18.5%, decrease was primarily due to a decrease of 90 basis points in the average cost of interest-bearing liabilities resulting from the lower interest rate environment during 2008.

The following table presents for the years indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

•	Interest income earned from average interest-earning assets and the resultant yields; and
•	Interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

  The table also sets forth our net interest income, net interest rate spread and net interest rate margin for the years indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the year.

	For the Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(dollars in thousands)
Assets:
Interest-earning assets:
Cash and cash equivalents	$52,544	$122	0.23%	$7,288	$34	0.47%	$432	$78	18.06%
Federal funds sold	3,000	8	0.27%	1,081	22	2.04%	1,448	72	4.97%
Investment securities	93,606	3,739	3.99%	80,906	4,365	5.40%	76,080	4,010	5.27%
Loans receivable, net (1)	594,483	39,570	6.66%	617,569	42,101	6.82%	617,528	45,272	7.33%
Total interest-earning assets	743,633	43,439	5.84%	706,844	46,522	6.58%	695,488	49,432	7.11%
Noninterest-earning assets	36,146			32,612			39,326
Total assets	$779,779			$739,456			$734,814
Liabilities and Equity:
Interest-bearing liabilities:
Transaction accounts	$130,594	1,429	1.09%	$96,917	1,448	1.49%	$94,220	1,773	1.88%
Certificates of deposit	416,518	11,618	2.79%	314,603	13,005	4.13%	272,176	13,848	5.09%
Total interest-bearing deposits	547,112	13,047	2.38%	411,520	14,453	3.51%	366,396	15,621	4.26%

FHLB advances and other borrowings	156,153	6,839	4.38%	251,281	10,302	4.10%	290,749	14,723	5.06%
Subordinated debentures	10,310	368	3.57%	10,310	649	6.29%	10,310	822	7.97%
Total interest-bearing liabilities	713,575	20,254	2.84%	673,111	25,404	3.77%	667,455	31,166	4.67%
Noninterest-bearing liabilities	5,887			7,495			7,363
Total liabilities	719,462			680,606			674,818
Stockholders' equity	60,317			58,850			59,996
Total liabilities and equity	$779,779			$739,456			$734,814
Net interest income		$23,185			$21,118			$18,266
Net interest rate spread (2)			3.00%			2.81%			2.44%
Net interest margin (3)			3.12%			2.99%			2.63%
Ratio of interest-earning assets to interest-bearing liabilities			104.21%			105.01%			104.20%
----------
(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);
•	Changes in interest rates (changes in interest rates multiplied by prior volume); and
•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to			Compared to
	Year Ended December 31, 2008			Year Ended December 31, 2007
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Volume	Rate	Net	Volume	Rate	Net
	(in thousands)
Interest-earning assets:
Cash and cash equivalents	$(25)	$113	$88	$102	$(146)	$(44)
Federal funds sold	(30)	16	(14)	(14)	(36)	(50)
Investment securities	(1,244)	618	(626)	259	96	355
Loans receivable, net	(976)	(1,555)	(2,531)	3	(3,174)	(3,171)
Total interest-earning assets	(2,275)	(808)	(3,083)	350	(3,260)	(2,910)
Interest-bearing liabilities:
Transaction accounts	(446)	427	(19)	49	(374)	(325)
Certificates of deposit	(4,989)	3,603	(1,386)	1,979	(2,822)	(843)
FHLB advances and other borrowings	663	(4,127)	(3,464)	(1,840)	(2,581)	(4,421)
Subordinated debentures	(281)	-	(281)	-	(173)	(173)
Total interest-bearing liabilities	(5,053)	(97)	(5,150)	188	(5,950)	(5,762)
Changes in net interest income	$2,778	$(711)	$2,067	$162	$2,690	$2,852

Provision for Loan Losses.  During 2009, the provision for loan losses totaled $7.7 million, up from  $2.2 million in 2008 and $1.7 million in 2007.  The increase of $5.5 million in the current year provision was primarily due to the weakness in the California economy and our recent charge-off history, which were the dominating factors in determining our provision and the adequacy of our allowance for loan losses during 2009.  Net loan charge-offs amounted to $4.7 million, up from $1.0 million in 2008 and $0.6 million in 2007.  The recent loan charge offs we have experienced are in response to the uncertainty and recessionary conditions in our primary markets as well as constraints on the financial markets in which we lend.  These conditions continue to adversely affect our borrowers and their businesses and, consequently, the collateral securing our loans.

The increase in the 2008 provision for loan losses from 2007 of $0.6 million or 35.7% was primarily due to increases in the Company’s net charge-offs of $370,000 and its unallocated allowance of $201,000.  The increase in the unallocated allowance is attributable to management’s expectation of the continued weakening of the economy and the impact it has on our borrowers’ ability to repay their loans.

Noninterest Income.  Noninterest income was $0.7 million for the year ended December 31, 2009, compared to a loss of $2.2 million for the year ended December 31, 2008.  The favorable change between years of $2.9 million or 132.0% was primarily due to a lower loss on the sale of investments of $3.5 million, mostly associated with a loss of $3.6 million from the sale of mutual fund investment securities in 2008, partially offset by lower loan servicing fees of $0.5 million and an unfavorable change in losses on the sales of loans of $443,000 in 2009.

Noninterest income decreased  $8.5 million, or 134.2%, from 2008 to 2007, primarily due to a $1.3 million OTTI charge in 2008, the loss of $3.6 million from the sale of the mutual fund investments in 2008 and a decrease in income generated by loan sales of $3.6 million, compared to the same period in 2007.

Noninterest Expense. Noninterest expense for 2009 was $16.7 million, compared to $16.0 million for 2008.  The $0.7 million or 4.5% increase in noninterest expense was principally due to increases in FDIC insurance premiums of $1.1 million and higher expenses for other real estate owned of $259,000, which was partially offset by decreases in compensation and benefits of $0.9 million and marketing expenses of $117,000.  The decrease in compensation and benefits during 2009 is attributable primarily to staff reductions related to the Company’s overall lower loan production levels in 2009.  At December 31, 2009, the number of full-time equivalent employees at the Company was 89, compared to 93 at December 31, 2008 and 105 at December 31, 2007.

Noninterest expense for 2008 totaled $16.0 million, compared to $17.2 million for 2007.  The $1.2 million, or 7.4%, decrease was primarily due to decreases in compensation and benefits of $1.5 million and legal and audit expenses of $204,000.  The decrease in compensation and benefits for the year is attributable primarily to staff reductions, which occurred during the fourth quarter of 2007 and in the first quarter of 2008 related to lower loan production levels in 2008 as compared to 2007.  The decrease in legal expense was primarily due to higher legal fees in connection with the settlement of a lawsuit in 2007.

Income Taxes.  The Company recorded a benefit for income taxes of $87,000 in 2009, compared to a provision for income taxes of $33,000 in 2008 and $2.1 million in 2007.  The Company had loss before income taxes of $0.5 million in 2009, compared to income before income taxes of $0.7 million in 2008 and $5.7 million in 2007.

Financial Condition

At December 31, 2009, total assets of the Company were $807.3 million, up $67.4 million or 9.1% from total assets of $740.0 million at December 31, 2008.  The increase was primarily due to increases in cash and cash equivalents of $50.0 million and investment securities of $66.8 million partially offset by a decrease in loans held for investment of $55.9 million.

At December 31, 2009, total liabilities of the Company were $733.8 million, compared to $682.4 million at December 31, 2008.  The $51.4 million, or 7.5%, increase during 2009 was primarily due to an increase in deposits of $161.6 million to $618.7 million, partially offset by a decrease in borrowings of $118.4 million to $101.8 million.

At December 31, 2009, our stockholders’ equity amounted to $73.5 million, compared to $57.5 million at December 31, 2008.  The increase of $16.0 million or 27.7% in stockholders’ equity is primarily due to a successful capital raise in the fourth quarter of 2009.  The Company raised gross proceeds of $15.5 million from the sale of 5,030,385 shares of common stock at a public offering price of $3.25 per share.  The Company injected $14.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  At December 31, 2009, our average liquidity ratios was 21.57%, compared to 9.98% at December 31, 2008 and 7.20% at December 31, 2007.  The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  Our liquidity is monitored daily.

We believe the level of liquid assets is sufficient to meet current and anticipated funding needs.  At December 31, 2009, liquid assets of the Company represented approximately 16.9% of total assets, compared to 8.5% at December 31, 2008 and 9.0% at December 31, 2007.  At December 31, 2009, the Company had five unsecured lines of credit with other correspondent banks totaling $35.0 million to purchase federal funds as business needs dictate.   We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2009, we had a borrowing capacity of $293.1 million, based on collateral pledged at the FHLB, of which $63.0 million was outstanding.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2009, we had approximately $483.9 million of loans pledged to secure FHLB borrowings.

  We had no outstanding commitments to originate or purchase loans at December 31, 2009, December 31, 2008 and December 31, 2007.

At December 31, 2009, the Company’s loan to deposit and borrowing ratio was 79.9%, compared to 92.9% at December 31, 2008.  The decline in the ratio from year-end 2008 to 2009 was primarily associated with decreasing loan balance and higher deposit balances that more than offset a decline in borrowings. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2009, totaled $297.6 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2009, the balance of brokered time deposits was approximately $3.3 million.

The Corporation is a company separate and apart from the Bank that must provide for its own liquidity.  The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation.  Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of a (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $3.1 million at December 31, 2009.

In February 2010, the boards of directors of the Corporation and the Bank adopted certain board resolutions which require, among other things, that we provide prior written notice to the Federal Reserve Bank before (i) receiving any dividends or other distributions from the Bank, (ii) declaring any dividends or making any payments on trust preferred securities or subordinated debt, (iii) making any capital distributions, (iv) incurring, increasing, refinancing or guaranteeing any debt; (v) issuing any trust preferred securities or (iv) repurchasing, redeeming or acquiring any of our stock.

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

In the fourth quarter of 2009, the Company raised gross proceeds of $15.5 million in capital by issuing 5,030,385 shares of its common stock at a public offering price of $3.25 per share.  The Company injected $14.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios. At December 31, 2009, the Bank’s leverage capital amounted to $78.5 million and risk-based capital amounted to $85.9 million. At December 31, 2008, the Bank’s leverage capital was $64.9 million and risk-based capital was $70.8 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2009, the Bank’s total risk-based capital ratio was 14.55%, Tier 1 risk-based capital ratio was 13.30% and Tier I capital ratio was 9.72%.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of December 31, 2009:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
					(in thousands)
Contractual Obligations:
FHLB borrowings	$63,000	$-	$-	$-	$63,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	297,647	123,929	745	656	422,977
Operating leases	633	1,253	1,188	3,371	6,445
Total contractual cash obligations	$361,280	$125,182	$1,933	$42,837	$531,232

The following table summarizes our contractual commitments with off-balance sheet risk as of December 31, 2009:

	Commitment Expiration by Period
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments:
Home equity lines of credit	$-	$-	$-	$483	$483
Commercial lines of credit	10,297	20	-	551	10,868
Other lines of credit	200	-	-	163	363
Standby letters of credit	1,313	-	-	-	1,313
Total commitments	$11,810	$20	$-	$1,197	$13,027

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

Market risk is the risk of loss or reduced earnings from adverse changes in market prices and interest rates. Our market risk arises primarily from interest rate risk in our lending and deposit taking activities.  Interest rate risk primarily occurs to the degree that our interest-bearing liabilities reprice or mature on a different basis and frequency than our interest-earning assets. Since our earnings depend primarily on our net interest income, which is the difference between the interest and dividends earned on interest-earning assets and the interest paid on interest-bearing liabilities, our principal objectives are to actively monitor and manage the effects of adverse changes in interest rates on net interest income.

In addition to the interest rate risk associated with our lending for investment and deposit-taking activities, we also have market risk associated with our loans held for sale. Changes in interest rates, primarily fixed rate loans, impact the fair value of loans held for sale.  Rising interest rates typically result in a decrease in loan market value while declining interest rates typically result in an increase in loan market value.

Our Asset/Liability Committee is responsible for implementing the Bank’s interest rate risk management policy which sets forth limits established by the board of directors of acceptable changes in net interest income and economic value of equity (“EVE”) from specified changes in interest rates.  Our Asset/Liability Committee reviews, among other items, economic conditions, the interest rate outlook, the demand for loans, the availability of deposits and borrowings, and our current operating results, liquidity, capital and interest rate exposure.  Based on these reviews, our Asset/Liability Committee formulates a strategy that is intended to implement the objectives set forth in our business plan without exceeding the net interest income and EVE limits set forth in our guidelines approved by our board of directors.

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk and manage the risk consistent with prudent asset and liability concentration guidelines approved by our board of directors.  We monitor asset and liability maturities and repricing characteristics on a regular basis and review various simulations and other analyses to determine the potential impact of various business strategies in controlling the Company’s interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios.  Our primary strategy in managing interest rate risk is to emphasize the origination for investment of adjustable rate loans or loans with relatively short maturities. Interest rates on adjustable rate loans are primarily tied to 3-month or 6-month London Inter-Bank Offered Rate ("LIBOR") index, 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and the Wall Street Journal Prime Rate (“Prime”) index.  Also as part of this strategy, we seek to lengthen our deposit maturities when deposit rates are considered in the lower end of the interest rate cycle and shorten our deposit maturities when deposit rates are considered in the higher end of the interest rate cycle.

Management monitors its interest rate risk as such risk relates to its operational strategies.  The Company’s board of directors reviews on a quarterly basis the Company’s asset/liability position, including simulations of the effect on the Bank’s capital in various interest rate scenarios.  The extent of the movement of interest rates, higher or lower, is an uncertainty that could have a negative impact on the earnings of the Company.  If interest rates rise we may be subject to interest rate spread compression, which would adversely impact our net interest income. This is primarily due to the lag in repricing of the indices, to which our adjustable rate loans and mortgage-backed securities are tied, as well as the repricing frequencies and interest rate caps and floors on these adjustable rate loans and mortgage-backed securities. The extent of the interest rate spread compression depends, among other things, upon the frequency and severity of such interest rate fluctuations.

Economic Value of Equity.  The Company’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily parallel, instantaneous and sustained movements in interest rates in 100 basis point increments. The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities and off-balance sheet contracts under each rate scenario. First, we estimate our net interest income for the next twelve months and the current EVE assuming no change in interest rates from those at period end. Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates, to include any anticipated differences in the prepayment speeds of loans. We then compare those results against the base case to determine the estimated change to net interest income and EVE  due to the changes in interest rates.  An EVE ratio, in any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the EVE ratio, in basis points, caused by an increase or decrease in rates; whichever produces a larger decline (“Sensitivity Measure”). The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be.

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2009, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("BP"):

As of December 31, 2009
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$105,375	$15,363	17.1%	13.06%	198 BP
+200 BP	102,884	12,872	14.3%	12.70%	162 BP
+100 BP	97,940	7,928	8.8%	12.06%	98 BP
Static	90,012	--	--	11.08%	--
-100 BP	87,103	(2,909)	(3.2)%	10.67%	-41 BP
-200 BP	83,672	(6,340)	(7.0)%	10.20%	-88 BP
-300 BP	80,554	(9,458)	(10.5)%	9.77%	-131 BP

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in EVE requires numerous assumptions that may tend to oversimplify the manner in which actual yields and costs respond to changes in market interest rates. First, the models assume that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured. Second, the models assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Third, the model does not take into account the impact of the Company’s business or strategic plans on the structure of interest-earning assets and interest-bearing liabilities. Although the EVE measurement provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to  provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

        Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2009. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2009.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in variables, including market rates of interest. Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2009
	Maturities and Repricing
	2010	2011	2012	2013	2014
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter
	(dollars in thousands)
Selected Assets:
Investments and federal funds, other than MBS	$14,359	$-	$-	$78	$-	$18,041
Weighted average interest rate	0.67%	0.00%	0.00%	3.53%	0.00%	4.37%

Mortgage - backed securities
Fixed rate	$-	$-	$5,118	$4,915	$-	$54,396
Weighted average interest rate	0.00%	0.00%	1.05%	3.41%	0.00%	3.46%

Mortgage - backed securities
Adjustable rate	$-	$331	$-	$-	$-	$40,528
Weighted average interest rate	0.00%	1.70%	0.00%	0.00%	0.00%	3.51%

Loans - fixed rate	$192	$152	$2,402	$1,253	$244	$60,108
Weighted average interest rate	3.83%	8.37%	7.14%	8.36%	9.98%	7.04%

Loans - adjustable rate	$254,954	$60,891	$91,738	$56,518	$16,991	$30,825
Weighted average interest rate	6.34%	6.75%	6.69%	6.59%	6.59%	6.82%

Selected Liabilities
Interest-bearing transaction accounts	$195,757	$-	$-	$-	$-	$-
Weighted average interest rate	0.93%	0.00%	0.00%	0.00%	0.00%	0.00%

Certificates of deposit	$297,647	$118,720	$5,209	$607	$138	$656
Weighted average interest rate	2.09%	2.37%	2.72%	3.94%	3.38%	4.01%

FHLB advances	$63,000	$-	$-	$-	$-	$-
Weighted average interest rate	4.90%	-	-	-	-	-

Other borrowings and subordinated debentures	$30,310	$8,500	$-	$-	$-	$-
Weighted average interest rate	3.12%	2.70%	0.00%	0.00%	0.00%	0.00%

The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Vavrinek, Trine, Day & Co., LLP
Certified Public Accountants
Rancho Cucamonga, California
March 29, 2010

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2009	2008
Cash and due from banks	$59,677	$8,181
Federal funds sold	29	1,526
Cash and cash equivalents	59,706	9,707
Investment securities available for sale	123,407	56,606
FHLB stock/Federal Reserve Bank stock, at cost	14,330	14,330
Loans held for sale, net	-	668
Loans held for investment, net of allowance for loan losses of $8,905 (2009) and $5,881 (2008)	566,584	622,470
Accrued interest receivable	3,520	3,627
Other real estate owned	3,380	37
Premises and equipment	8,713	9,588
Deferred income taxes	11,465	10,504
Bank owned life insurance	11,926	11,395
Other assets	4,292	1,024
TOTAL ASSETS	$807,323	$739,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$33,885	$29,435
Interest bearing:
Transaction accounts	161,872	58,861
Retail certificates of deposit	417,377	341,741
Wholesale/brokered certificates of deposit	5,600	27,091
Total Deposits	618,734	457,128
FHLB advances and other borrowings	91,500	209,900
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	13,277	5,070
TOTAL LIABILITIES	733,821	682,408
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,033,836 (2009) and 4,903,451 (2008) shares issued and outstanding	100	49
Additional paid-in capital	79,907	64,679
Accumulated deficit	(4,764)	(4,304)
Accumulated other comprehensive loss, net of tax of $1,218 (2009) and $2,011 (2008)	(1,741)	(2,876)
TOTAL STOCKHOLDERS’ EQUITY	73,502	57,548
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$807,323	$739,956

See Notes to Consolidated Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2009	2008	2007
INTEREST INCOME
Loans	$39,570	$42,101	$45,272
Investment securities and other interest-earning assets	3,869	4,421	4,160
Total interest income	43,439	46,522	49,432
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	1,429	1,448	1,773
Interest on certificates of deposit	11,618	13,005	13,848
Total interest-bearing deposits	13,047	14,453	15,621
FHLB advances and other borrowings	6,839	10,302	14,723
Subordinated debentures	368	649	822
Total interest expense	20,254	25,404	31,166
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,185	21,118	18,266
PROVISION FOR LOAN LOSSES	7,735	2,241	1,651
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,450	18,877	16,615
NONINTEREST INCOME
Loan servicing fee income	486	989	1,056
Deposit fees	851	601	619
Net gain (loss) from sales of loans	(351)	92	3,720
Net gain (loss) from sales of investment securities	687	(3,586)	-
Other-than-temporary-impairment loss on investment securities	(2,030)	(1,300)	-
Other income	1,054	1,032	964
Total noninterest income (loss)	697	(2,172)	6,359
NONINTEREST EXPENSE
Compensation and benefits	8,047	8,986	10,479
Premises and occupancy	2,559	2,529	2,407
Data processing and communications	633	570	512
Other real estate owned operations, net	373	114	42
FDIC insurance premiums	1,382	264	144
Legal and audit	797	602	806
Marketing expense	664	781	713
Office and postage expense	295	344	384
Other expense	1,944	1,774	1,761
Total noninterest expense	16,694	15,964	17,248
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	(547)	741	5,726
INCOME TAX (BENEFIT)	(87)	33	2,107
NET INCOME (LOSS)	$(460)	$708	$3,619
EARNINGS (LOSS) PER SHARE
Basic	$(0.08)	$0.14	$0.70
Diluted	$(0.08)	$0.11	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,642,589	4,948,359	5,189,104
Diluted	5,642,589	6,210,387	6,524,753

See Notes to Consolidated Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2006	5,263,488	$54	$67,306	$(8,631)	$(691)		$58,038
Comprehensive Income:
Net income				3,619		$3,619	3,619
Unrealized holding losses on securities arising during the period, net of tax						(17)
Reclassification adjustment for gain on securities included in net income, net of tax						-
Net unrealized gain on securities, net of tax					(17)	(17)	(17)
Total comprehensive income						$3,602
Share-based compensation expense			202				202
Repurchase of common stock	(100,000)	(2)	(1,090)				(1,092)
Balance at December 31, 2007	5,163,488	$52	$66,418	$(5,012)	$(708)		$60,750
Comprehensive Income:
Net income				708		$708	708
Unrealized holding losses on securities arising during the period, net of tax						(3,389)
Reclassification adjustment for net loss on securities included in net income, net of tax						1,221
Net unrealized loss on securities, net of tax					(2,168)	(2,168)	(2,168)
Total comprehensive loss						$(1,460)
Share-based compensation expense			326				326
Restricted stock expense adjustment			6				6
Repurchase of common stock	(260,037)	(3)	(2,071)				(2,074)
Balance at December 31, 2008	4,903,451	$49	$64,679	$(4,304)	$(2,876)		$57,548
Comprehensive Income:
Net loss				(460)		$(460)	(460)
Unrealized holding gains on securities arising during the period, net of tax						1,310
Reclassification adjustment for gain on securities included in net income, net of tax						(175)
Net unrealized gain on securities, net of tax					1,135	1,135	1,135
Total comprehensive income						$675
Share-based compensation expense			271				271
Issuance of common stock, net of issuance costs	5,030,385	50	15,191				15,241
Warrant exercise	200,000	2	148				150
Repurchase of common stock	(100,000)	(1)	(382)				(383)
Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502

See Notes to Consolidated Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(460)	$708	$3,619
Adjustments to net income (loss):
Depreciation and amortization expense	1,017	967	812
Provision for loan losses	7,735	2,241	1,651
Share-based compensation expense	271	326	202
Gain on sale of other real estate owned	(28)	-	(50)
Write down of other real estate owned	332	57	122
Loss (gain) on sale and disposal on premises and equipment	25	3	(200)
Amortization of premium/discounts on securities available for sale, net	70	(150)	(151)
Gain on sale of loans held for sale	(7)	(25)	(40)
Loss on sale and write down of investment securities available for sale	1,343	4,886	-
Purchase and origination of loans held for sale	-	(408)	(2,924)
Proceeds from the sales of and principal payments from loans held for sale	549	514	3,010
Loss (gain) on sale of loans held for investment	358	(67)	(3,680)
Deferred income tax provision (benefit)	(1,831)	(2,234)	259
Change in accrued expenses and other liabilities, net	(31)	(2,590)	1,074
Federal Home Loan Bank stock dividend	-	(568)	(813)
Income from bank owned life insurance	(531)	(526)	(525)
Change in accrued interest receivable and other assets, net	(3,084)	515	199
Net cash provided by operating activities	5,728	3,649	2,565
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	54,818	156,393	389,619
Purchase and origination of loans held for investment	(11,432)	(160,075)	(406,574)
Proceeds from sale of other real estate owned	886	710	115
Principal payments on securities available for sale	14,430	11,811	5,711
Purchase of securities available for sale	(218,896)	(33,401)	(39,980)
Proceeds from sale or maturity of securities available for sale	146,418	14,179	39,980
Purchase of premises and equipment	(167)	(1,102)	(1,660)
Proceeds from sale and disposal of premises and equipment	-	20	200
Redemption (purchase) of FHLB and FRB stock	-	3,248	(663)
Net cash used in investing activities	(13,943)	(8,217)	(13,252)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	161,606	70,393	47,286
Proceeds from FHLB advances and other borrowings	-	27,835	-
Repayments of FHLB advances and other borrowings	(118,400)	(115,900)	(18,526)
Proceeds from issuance of common stock, net of issuance cost	15,241	-	-
Proceeds from exercise of warrants	150	-	-
Repurchase of common stock	(383)	(2,074)	(1,092)
Net cash provided by (used in) financing activities	58,214	(19,746)	27,668
Net increase (decrease) in cash and cash equivalents	49,999	(24,314)	16,981
Cash and cash equivalents, beginning of year	9,707	34,021	17,040
Cash and cash equivalents, end of year	$59,706	$9,707	$34,021

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$20,455	$25,540	$32,114
Income taxes paid	$1,110	$2,765	$2,379
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$104	$112	$127
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Loan transfers to loans held for investment from loans held for sale	$126	$-	$-
Transfers from loans to other real estate owned	$4,533	$93	$760
Investment securities available for sale purchased and not settled	$8,238	$-	$-

See Notes to Consolidated Financial Statements

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the ‘‘Corporation’’) and its wholly owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’).  The Company accounts for its investments in its wholly-owned special purpose entity, PPBI Statutory Trust I, ( the “Trust”) using the equity method under which the subsidiaries’ net earnings are recognized in the Company’s Statement of Operations and the investment in the Trust is included in Other Assets on the Company’s Balance Sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business—The Corporation, a Delaware corporation organized in 1997, is a California-based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans.  At December 31, 2009, the Company had six depository branches located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with account principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, OTTI on investment securities available for sale and the deferred tax asset.

Cash and cash equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold. At December 31, 2009, $906,000 was allocated to cash reserves required by the Federal Reserve for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

Securities—The Company has established written guidelines and objectives for its investing activities.  At the time of purchase, management designates the security as either held to maturity, available for sale or held for trading based on the Company’s investment objectives, operational needs and intent.  The investments are monitored to ensure that those activities are consistent with the established guidelines and objectives.

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2009 or 2008.

Securities Available for Sale—Investments in debt securities that management has no immediate plan to sell, but which may be sold in the future, are valued at fair value. Premiums and discounts are amortized using the interest method over the remaining period to the call date for premiums or contractual maturity for discounts and, in the case of mortgage-backed securities, adjusted for anticipated prepayments.  Unrealized holding gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income.  If the cost basis of the security is deemed other than temporarily impaired the amount of the impairment is charged to operations.   Realized gains and losses on the sales of securities are determined on the specific identification method, recorded on a trade date basis based on the amortized cost basis of the specific security and are included in noninterest income as net gain (loss) on investment securities.

Securities Held to Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2009 or 2008.

Impairment of Investments—Declines in the fair value of individual held to maturity and available for sale securities below their cost that are OTTI result in write-downs of the individual securities to their fair value. The related write-downs are included in operations as realized losses in the category of net gain (loss) from sales of investment securities. In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Loans Held for Sale—The Company identifies at origination those loans which foreseeably may be sold prior to maturity as loans held for sale and records them at the lower of amortized cost or fair value.  Premiums paid and discounts obtained on such loans are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.  The Company may sell loans which had been held for investment.  In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.  If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses at the time of transfer.  Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the basis of the loans sold. There were no loans held for sale at December 31, 2009.  At December 31, 2008, loans held for sale consisted of the guaranteed portion of our SBA loans and were carried at the lower of cost or market.

Loans Held for Investment—Loans held for investment are carried at amortized cost, net of discounts and premiums, deferred loan origination fees and costs and allowance for loan losses.  Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual.  Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff.  Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.  Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

Interest on loans is credited to income as earned. Interest receivable is accrued only if deemed collectible.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collection of interest.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction to the loan principal balance. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. The Company selects the measurement method on a loan-by-loan basis except those loans deemed collateral dependent.  All loans are generally charged-off at such time the loan is classified as a loss.

Allowance for Loan Losses—The Company maintains an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the balance sheet date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis. The unallocated allowance is based upon management’s evaluation of various conditions, the effect of which is not directly measured in the determination of the formula. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The conditions evaluated in connection with the unallocated allowance include the following conditions that existed as of the balance sheet date:  (1) general economic and business conditions affecting the key lending areas of the Company, (2) credit quality trends, (3) loan volumes and concentrations, (4) recent loss experience in particular segments of the portfolio, and (5) regulatory examination results.   Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.   Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.

Other Real Estate Owned—The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value less cost to sell with any excess loan balance charged against the allowance for estimated loan losses.  After foreclosure, valuations are periodically performed by management.  Any subsequent fair value losses are recorded to other real estate owned operations with a corresponding write down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.  Revenue and expenses from continued operations are included in other real estate owned operations in the consolidated statement of operations.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 40 years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Securities Sold Under Agreements to Repurchase—The Company enters into sales of securities under agreement to repurchase.  These agreements are treated as financing arrangements and, accordingly, the obligations to repurchase the securities sold are reflected as liabilities in the Company’s consolidated financial statements.  The securities collateralizing these agreements are delivered to several major national brokerage firms who arranged the transactions.  The securities are reflected as assets in the Company’s consolidated financial statements.  The brokerage firms may loan such securities to other parties in the normal course of their operations and agree to return the identical security to the Company at the maturity of the agreements.

Subordinated Debentures—Long-term borrowings are carried at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest expense using the interest method.  Debt issuance costs are recognized in interest expense using the interest method over the life of the instrument.

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  As of December 31, 2009, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

Bank owned life insurance—Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other noninterest income.

Comprehensive Income—The Company classifies items of other comprehensive income by their nature in the financial statements and displays the accumulated other comprehensive income as a separate component of stockholders’ equity on the Balance Sheet. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Share-Based Compensation—The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

Recent Accounting Pronouncements

        During 2009 , the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

Fair Value Measurements:  In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability decreased significantly and also to provide guidance for determining whether a transaction is orderly.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued instructions that delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.  Adoption of the fair value measurement rules in 2009 for non-financial assets and non-financial liabilities subject to the delay did not have a material impact on Company’s financial statements.

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

Other-Than-Temporary Impairment:  In April 2009, accounting standards were amended to provide expanded guidance concerning the recognition and measurement of OTTI of debt securities classified as available for sale or held to maturity.  The amendments require an entity to recognize the credit component of an OTTI of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  Expanded disclosures are also required concerning such impairments.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Company’s financial statements.

Subsequent Events: In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued.   Entities are to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events).  Entities are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading.  This guidance was effective for annual financial periods ended after June 15, 2009 with prospective application.  The Bank adopted the guidance for the year ended December 31, 2009 without an impact on the Company’s financial statements.

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

Reclassifications –Certain amounts reflected in the 2008 and 2007 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2009.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as well capitalized. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2009, the Bank continues to exceed the “well capitalized” standards for Tier I capital to adjusted tangible assets of 5.00%, Tier I risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

In the fourth quarter of 2009, the Company raised $15.5 million in capital by issuing 5,030,385 shares of its common stock at a public offering price of $3.25 per share.  The Company injected $14.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2009
Tier 1 Capital (to adjusted tangible assets)
Bank	$78,463	9.72%	$32,300	4.00%	$40,375	5.00%
Consolidated	79,801	9.89%	32,275	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	78,463	13.30%	23,600	4.00%	35,401	6.00%
Consolidated	79,801	13.41%	23,798	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	85,855	14.55%	47,201	8.00%	59,001	10.00%
Consolidated	87,256	14.67%	47,596	8.00%	N/A	N/A

At December 31, 2008
Tier 1 Capital (to adjusted tangible assets)
Bank	$64,880	8.71%	$29,808	4.00%	$37,261	5.00%
Consolidated	67,859	8.99%	30,199	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	64,880	10.71%	24,229	4.00%	36,343	6.00%
Consolidated	67,859	11.11%	24,437	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	70,761	11.68%	48,457	8.00%	60,571	10.00%
Consolidated	73,741	12.07%	48,874	8.00%	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$6	$-	$154
Municipal bonds	17,918	200	(153)	17,965
Mortgage-backed securities	108,300	307	(3,319)	105,288
Total securities available for sale	126,366	513	(3,472)	123,407
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$140,696	$513	$(3,472)	$137,737

	December 31, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$19	$-	$167
Mortgage-backed securities	61,345	997	(5,903)	56,439
Total securities available for sale	61,493	1,016	(5,903)	56,606
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$75,823	$1,016	$(5,903)	$70,936

The investment in FHLB stock is redeemable five years after the FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption.  The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2009.

At December 31, 2009, MBS with an estimated value of $39.5 million and a book value of $$39.7 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  Securities with OTTI at December 31, 2009 consisted of 29 private label MBS with a book value of $2.2 million.  The Company realized OTTI losses of $2.0 million in 2009.  Additionally, in December 2008 the Bank took an OTTI charge of $1.3 million.  There were no OTTI charges in 2007.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2009
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)
Municipal bonds	13	$11,303	$(153)	-	$-	$-	13	$11,303	$(153)
Mortgage-backed securities	29	64,903	(843)	63	4,761	(2,476)	92	69,664	(3,319)
Total	42	$76,206	$(996)	63	$4,761	$(2,476)	105	$80,967	$(3,472)

	December 31, 2008
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)
Mortgage-backed securities	107	$16,905	$(5,882)	1	$1,573	$(21)	108	$18,478	$(5,903)
Total	107	$16,905	$(5,882)	1	$1,573	$(21)	108	$18,478	$(5,903)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2009, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investement securities available for sale:
U.S. Treasury	$-	$-	$74	$78	$74	$77	$-	$-	$148	$155
Municipal bonds	-	-	-	-	-	-	17,918	17,965	17,918	17,965
Mortgage-backed securities	-	-	10,290	10,363	215	227	97,795	94,697	108,300	105,287
Total investment securities available for sale	-	-	10,364	10,441	289	304	115,713	112,662	126,366	123,407
Stock:
FHLB	12,731	12,731	-	-	-	-	-	-	12,731	12,731
Federal Reserve Bank	1,599	1,599	-	-	-	-	-	-	1,599	1,599
Total stock	14,330	14,330	-	-	-	-	-	-	14,330	14,330
Total securities	$14,330	$14,330	$10,364	$10,441	$289	$304	$115,713	$112,662	$140,696	$137,737

        The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

In 2009, net unrealized gains on investment securities available for sale were recognized in stockholders’ equity to reduce the accumulated other comprehensive loss to $3.0 million, or $1.7 million net of tax, at December 31, 2009 and from $4.9 million or $2.9 million net of tax, at December 31, 2008.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2009	2008
	(in thousands)
Real estate loans:
Multi-family	$278,744	$287,592
Commercial investor	149,577	165,978
One-to-four family	8,491	9,925
Construction	-	2,733
Business loans:
Commercial owner occupied	103,019	112,406
Commercial and industrial	31,109	43,235
SBA	3,337	4,274
Other loans	1,991	1,956
Total gross loans	576,268	628,099
Plus (less):
Deferred loan origination costs-net	(779)	252
Allowance for estimated loan losses	(8,905)	(5,881)
Loans held for investment, net	$566,584	$622,470

From time to time, we may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, the underlying collateral for our loans and a borrower’s ability to repay may be impacted unfavorably by adverse changes in the economy and real estate market in the region.

The following summarizes activity in the allowance for loan losses for the years ended December 31:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$5,881	$4,598	$3,543
ALLL Transfer In *	-	8	-
Provision for loan losses	7,735	2,241	1,651
Recoveries	100	208	105
Charge-offs	(4,811)	(1,174)	(701)
Balance, end of year	$8,905	$5,881	$4,598
* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status at December 31, 2009 of $10.0 million, 2008 of $5.2 million, and 2007 of $4.2 million.   If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $781,000 in 2009, $491,000 in 2008 and $315,000 in 2007.

The following summarizes information related impaired loans at December 31:

	2009	2008	2007
	(in thousands)
Total impaired loans	$13,657	$5,200	$7,396
Related general reserves on impaired loans	179	18	534
Average impaired loans for the year	11,228	5,353	3,963
Total interest income recognized on impaired loans	232	212	611

The Company has no commitments to lend additional funds to debtors whose loans have been impaired.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $18.1 million for secured loans and $10.9 million for unsecured loans at December 31, 2009.  At December 31, 2009, the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.5 million of secured credit.

Total loans and participations serviced for others were $36.5 million at December 31, 2009 and $33.7 million at December 31, 2008, for which we have no capitalized servicing rights.

5. Other Real Estate Owned

Other real estate owned was $3.4 million at December 31, 2009 and $37,000 at December 31, 2008.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2009	2008
	(in thousands)
Balance, beginning of year	$37	$711
Additions – foreclosures	4,533	93
Sales	(871)	(708)
Write downs	(319)	(59)
Balance, end of year	$3,380	$37

6. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2009	2008
	(in thousands)
Land	$1,410	$1,410
Premises	5,633	5,617
Leasehold improvements	2,444	2,434
Furniture, fixtures and equipment	3,672	4,575
Automobiles	83	83
Subtotal	13,242	14,119
Less: accumulated depreciation	(4,529)	(4,531)
Total	$8,713	$9,588

        Depreciation expense was $1.0 million for 2009 and 2008 and $0.8 million for 2007.

7. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2009	Average	2008	Average
	Balance	Interest Rate	Balance	Interest Rate
			(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$33,885	0.00%	$29,443	0.00%
Interest-bearing checking	22,406	0.39%	20,989	0.97%
Money market	77,687	1.17%	23,463	2.00%
Regular passbook	61,779	1.33%	14,401	2.56%
Total transaction accounts	195,757	0.93%	88,296	1.18%
Certificates of deposit accounts
Under $100,000	217,001	2.15%	187,805	3.82%
$100,000 and over	205,976	2.23%	181,027	3.75%
Total certificates of deposit accounts	422,977	2.18%	368,832	3.79%
Total deposits	$618,734	2.09%	$457,128	3.51%

    The aggregate annual maturities of certificates of deposit accounts at December 31, 2009 are as follows:

	2009
	Balance	Weighted average interest rate
	(in thousands)
Within 3 months	$89,282	1.92%
4 to 6 months	137,447	2.25%
7 to 12 months	70,918	1.99%
13 to 24 months	118,720	2.37%
25 to 36 months	5,209	2.72%
37 to 60 months	745	3.84%
Over 60 months	656	4.00%
Total	$422,977	2.09%

The weighted average cost of deposits averaged 2.38% for 2009 and 3.51% for 2008.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2009	2008	2007
	(in thousands)
Checking accounts	$173	$246	$313
Passbook accounts	545	431	84
Money market accounts	711	771	1,376
Certificates of deposit accounts	11,618	13,005	13,848
Total	$13,047	$14,453	$15,621

    Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $90,000 at December 31, 2009 and $178,000 at December 31, 2008.

8. Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2009, FHLB borrowings totaled $63.0 million, compared to $181.4 million at December 31, 2008.  FHLB advances were collateralized by real estate loans with an aggregate principal balance of $483.9 million and FHLB stock of $12.7 million at December 31, 2009 and real estate loans of $508.4 million and FHLB stock of $12.7 million at December 31, 2008.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2009	2008
	(dollars in thousands)
Average balance outstanding	$127,653	$236,494
Maximum amount outstanding at any month-end during the year	150,000	303,500
Balance outstanding at end of year (a)	63,000	181,400
Weighted average interest rate during the year	4.77%	4.24%
(a) The 2009 FHLB advance carries a weighted average interest rate of 4.90% and matures withing one year.

In addition to the collateral securing existing advances, the Company had an additional $232 million in loans available at the FHLB as collateral for any future advances as of December 31, 2009.

Credit facilities have been established with Citigroup and Barclays Bank. The credit facilities are secured by pledged investment securities. At December 31, 2009 and 2008, the Company had borrowings of $18.5 million with Citigroup and $10.0 million with Barclays Bank. The borrowings are secured by MBS with an estimated fair value of $39.5 million.

At December 31, 2009, the Bank had unsecured lines of credit with five banks for a total amount of $35.0 million.  At December 31, 2009 and 2008, the Company had no outstanding balances against these lines.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Average balance outstanding	$28,500	$14,787
Maximum amount outstanding at any month-end during the year	28,500	28,500
Balance outstanding at end of year	28,500	28,500
Weighted average interest rate during the year	2.61%	1.80%

9. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 3.03% at December 31, 2009 and 7.57% at December 31 2008.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

10. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2009	2008	2007
	(in thousands)
Current income tax provision:
Federal	$953	$1,750	$1,554
State	791	517	294
Total current income tax provision	1,744	2,267	1,848
Deferred income tax provision (benefit):
Federal	(1,250)	(1,578)	198
State	(581)	(656)	61
Total deferred income tax provision (benefit)	(1,831)	(2,234)	259
Total income tax provision (benefit)	$(87)	$33	$2,107

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2009	2008	2007
	(in thousands)

Statutory federal income tax provision (benefit)	$(186)	$252	$1,662
California franchise tax (benefit), net of federal income tax effect	139	(92)	374
Other	(40)	(127)	71
Total	$(87)	$33	$2,107

Deferred tax assets (liabilities) were comprised of the following temporary difference between the financial statement carrying amounts and the tax basis of assets at December 31:

	2009	2008
	(in thousands)
Deferred tax assets:
Accrued expenses	$608	$514
Depreciation on premises and equipment	103	103
Net operating loss	4,807	5,205
Allowance for loan losses, net of bad debt charge-offs	3,991	2,637
Unrealized losses on available for sale securities	1,217	2,011
Capital loss on mutual funds	1,232	742
Other-than-temporary impairment	1,489	579
Other	18	36
Total deferred tax assets	13,465	11,827
Deferred tax liabilities:
State taxes	(695)	(500)
Federal Home Loan Bank stock dividends	(1,171)	(669)
Restricted stock and options expense	7	(14)
Other	(141)	(140)
Total deferred tax liabilities	(2,000)	(1,323)
Net deferred tax asset	$11,465	$10,504

At December 31, 2009, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carryforward of approximately $12.4 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $5.5 million for California franchise tax purposes. However, the state of California has suspended the net operating loss deduction utilization for the tax years 2008 and 2009.  The net operating loss deduction for the state is now scheduled to expire in 2015.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carryforward for federal tax purposes by $5.8 million and for state tax purposes by $3.3 million.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2009, tax years for 2005 through 2009 remain open to audit by the Internal Revenue Service and by the California state tax authority.  Currently, the Bank is undergoing an examination of its 2005 and 2006 income tax returns by the California Franchise Tax Board.  In connection with this examination, the state examiners reviewed, among other matters, whether our enterprise zone net interest deductions taken in tax years 2005 and 2006 are allowable.  The enterprise zone net interest deductions for 2005 totaled $2.4 million and for 2006 totaled $2.2 million.  After their review, the state disallowed our enterprise zone net interest deductions of $141,000 for the year ended December 31, 2005 and $121,000 for the year ended December 31, 2006.  Based on their findings, the Company recorded an additional income tax for years 2005 through 2009 of $445,000.

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

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2010	$633
2011	660
2012	593
2013	585
2014	603
Thereafter	3,371
Total	$6,445

Rental expense under all operating leases totaled $646,000 for 2009, $643,000 for 2008, and $664,000 for 2007.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:

	2009	2008	2007
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$256	$214	$75
Restricted stock expense	15	112	127
Total share-based compensation expense	271	326	202
Total share-based compensation expense, net of tax	$160	$192	$119

Diluted shares outstanding	5,642,589	6,210,387	6,524,753
Impact on diluted earnings per share	$0.028	$0.031	$0.018

Unrecognized compensation expense:
Stock option expense	$148	$559	$38
Restricted stock expense	-	14	85
Total unrecognized share-based compensation expense	148	573	123
Total unrecognized share-based compensation expense, net of tax	$87	$338	$73

       Employment Agreements—The Company has entered into a three-year employment agreement with our Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into three-year employment agreements with the Chief Banking Officer.  The agreement provides for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

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

12. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2009, 2008 and 2007, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $161,000 for 2009, $186,000 for 2008 and $202,000 for 2007.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (“the Plan”)—The Plan was approved by the Corporation’s stockholders in May 2004.  The Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted.  Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005, the Corporation chose to accelerate the vesting on all outstanding options.

Below is a summary of the activity in the Corporation’s 2000 Stock Incentive Plan and the Plan for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	633,550	$8.75	392,625	$10.72	335,225	$11.26
Granted	-	-	265,750	5.90	111,250	12.07
Exercised	-	-	-	-	-	-
Forfeited & Expired	(80,050)	8.78	(24,825)	9.45	(53,850)	16.89
Options outstanding at the end of the year	553,500	$8.74	633,550	$8.75	392,625	$10.72

Options exercisable at the end of the year	374,250		376,800		300,375

Weighted average remaining contractual life of options outstanding at end of year	6.1 Years		7.0 Years		8.9 Years

There were no stock options exercised in 2009, 2008 or 2007.  The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlier) of options outstanding was zero at December 31, 2009, $11,000 at December 31, 2008, and $119,000 at December 31, 2007.

The amount charged against compensation expense in relation to the stock option was $256,000 for 2009 and $214,000 for 2008. At December 31, 2009, unrecognized compensation expense related to the options is approximately $90,569 for 2010, $57,265 for 2011, and $248 for 2012.

There were no options granted under the Plan during 2009.  Options granted under the Plan during 2008 and 2007 were valued using the Black-Scholes model with the following average assumptions:

Year Ended December 31,
	2008	2007

Expected volatility	29.3% to 66.2%	10.3% to 13.2%
Expected term	10.0 Years	10.0 Years
Expected dividends	None	None
Risk free rate	2.69% to 3.96%	4.64% to 4.68%
Weighted-average grant date fair value	$2.57 to $2.81	$2.78 to $3.12

During 2006, restricted stock awards were granted for 35,050 shares of the Corporation’s common stock.  These shares vested with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company.  Compensation expenses relating to these grants were $15,000 for 2009 and $112,000 for 2008. At December 31, 2009, all restricted stock awards were fully vested.  The table below summarizes the restricted stock award activity for the periods indicated.

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
Restricted stock awards	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price

Outstanding grants at beginning of year	8,900	$11.70	20,300	$11.63	34,300	$11.62
Granted	-	-	-	-	-	-
Vested	(8,900)	11.70	(10,566)	11.58	(11,933)	11.60
Cancelled	-	-	(834)	11.34	(2,067)	11.73
Outstanding grants at end of year	-	$-	8,900	$11.70	20,300	$11.63

Restricted stock awards were expensed evenly over the vesting period.  At December 31, 2009 there was zero remaining to be expensed for restricted stock awards that had been granted under the Plan.

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amounts expensed in 2009 and 2008 under the Salary Continuation Plan amounted to $36,000 and $111,000, respectively.  As of December 31, 2009 and 2008, $321,000 and $290,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2009 and 2008 was $30,000 and $33,000, respectively, for this plan. As of December 31, 2009 and 2008, $29,000 and $24,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan. At December 31, 2009 the liability for the plan was $102,000 compared to $62,000 at December 31, 2008.  The interest expense for 2009 was $3,000, compared to $2,000 for 2008 and $2,000 for 2007.

 13. Financial Instruments with Off Balance Sheet Risk

The Company is a party to financial instruments with off- balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines or letters of credit.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements.  Commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments.  The Company controls credit risk of its commitments to fund loans through credit approvals, limits and monitoring procedures. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Company evaluates each customer for creditworthiness.

The Company receives collateral to support commitments when deemed necessary.  The most significant categories of collateral include real estate properties underlying mortgage loans, liens on personal property and cash on deposit with the Bank.

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $13,000 at December 31, 2009 and $18,000 at December 31, 2008.

The Company’s commitments to extend credit at December 31, 2009 were $13.0 million and at December 31, 2008 was $14.4 million.  The 2009 balance primarily included $10.9 million of undisbursed C&I loan funds and $1.3 million in standby letters of credit.

14. Fair Value of Financial Instruments

Fair Value of Financial Instruments—The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented.

Cash and Cash Equivalents—The carrying amount approximates fair value due to their short-term repricing characteristics.

Securities Available for Sale—Fair values are based on quoted market prices from securities dealers or readily available market quote systems.

FHLB and Federal Reserve Bank Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock.

Loans Held for Sale—Fair values are based on quoted market prices or dealer quotes.

Loans Held for Investment—The fair value of gross loans receivable has been estimated using the present value of cash flow method, discounting expected future cash flows by estimated market interest rates for loans with similar characteristics, including credit ratings and maturities.  Consideration is also given to estimated prepayments and credit losses.

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

FHLB Advances and Other Borrowings—The fair value disclosed for FHLB advances and other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments with similar terms.

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the balance by the current three-month LIBOR rate plus the current market spread.  The fair value is determined based on the maturity date as the Company does not currently have intentions to call the debenture.

Off-balance sheet commitments and standby letters of credit – The notional amount disclosed for off-balance sheet commitments and standby letters of credit is the amount available to be drawn down all lines and letters of credit.  The cost to assume is calculated at 10% of the notional amount.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008.

	At December 31, 2009
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,706	$59,706
Securities available for sale	123,407	123,407
Federal Reserve Bank and FHLB stock, at cost	14,330	14,330
Loans held for investment, net	566,584	558,901
Accrued interest receivable	3,520	3,520
Liabilities:
Deposit accounts	618,734	632,135
FHLB advances	63,000	64,666
Other borrowings	28,500	35,384
Subordinated debentures	10,310	5,378
Accrued interest payable	161	161

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$13,027	$1,303

	At December 31, 2008
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$9,707	$9,707
Securities available for sale	56,606	56,606
Federal Reserve Bank and FHLB stock, at cost	14,330	14,330
Loans held for sale, net	668	668
Loans held for investment, net	622,470	620,136
Accrued interest receivable	3,627	3,627
Liabilities:
Deposit accounts	457,128	463,591
FHLB advances	181,400	187,225
Other borrowings	28,500	31,482
Subordinated debentures	10,310	6,732
Accrued interest payable	237	237

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$16,548	$1,655

15. Fair Value Disclosures

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prioritizes inputs to valuation techniques used in fair value calculations.  The three levels of inputs are defined as follows:

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.  If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At December 31, 2009, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$117,729	$5,055	$623	$123,407
Total assets	$117,729	$5,055	$623	$123,407

	At December 31, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$39,019	$15,973	$1,614	$56,606
Total assets	$39,019	$15,973	$1,614	$56,606

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2009:

Fair Value Measurement Using
Significant Other Unobservable Inputs
(Level 3)

Marketable
securities

Beginning Balance, January 1, 2009	$1,614
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(673)
Included in other comprehensive income	(197)
Purchases, issuances, and settlements	(121)
Transfer in and/or out of Level 3	-
Ending Balance, December 31, 2009	$623

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2009:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$13,657	$-	$13,657
Other real estate owned	-	3,380	-	3,380
Total assets	$-	$17,037	$-	$17,037
16. Earnings (loss) Per Share

Earnings (loss) per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury. Basic earnings (loss) per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  For the year ended December 31, 2009, 533,500 options and 966,400 warrants were excluded from the diluted earnings per share calculation due to the Company recording a net loss for the year.  Excluded from the diluted earnings per share calculation were options of 606,050 for the year ended December 31, 2008 and 331,125 for the year ended December 31, 2007, as the exercise prices exceeded the stock price at the end of each period.

	Income/Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2009:
Net loss applicable to earnings per share	$(460)
Basic loss per share: loss available to common stockholders	(460)	5,642,589	$(0.08)
Diluted loss per share: loss available to common stockholders	$(460)	5,642,589	$(0.08)

For the year ended December 31, 2008:
Net income applicable to earnings per share	$708
Basic earnings per share: Income available to common stockholders	708	4,948,359	$0.14
Effect of dilutive securities : Warrants and stock option plans	-	1,262,028
Diluted earnings per share: Income available to common stockholders	$708	6,210,387	$0.11

For the year ended December 31, 2007:
Net income applicable to earnings per share	$3,619
Basic earnings per share: Income available to common stockholders	3,619	5,189,104	$0.70
Effect of dilutive securities : Warrants and stock option plans	-	1,335,649
Diluted earnings per share: Income available to common stockholders	$3,619	6,524,753	$0.55

17. Related Parties

Loans to our executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  For both 2009 and 2008, the Bank had three loans outstanding to the partnership of McKennon Wilson & Morgan LLP, of which Michael L. McKennon, a director of the Corporation, is a partner.  The first two loans were commercial loans at fixed rates of 7.00% and 8.50%, and the third loan was a commercial line of credit with a variable rate at prime plus 50 basis points with a floor of 7.50%.  All three of these loans were paid off in April 2009.

The following table shows the activity of loans to all officers and directors of the Company for the periods specified:

	2009	2008
	(in thousands)

Balance, beginning of year	$422	$387
Originations/advances	-	225
Principal payments	422	190
Balance, end of year	$-	$422

At the end of 2009 we had related party deposits of $1.5 million compared to $1.8 million at the end of 2008.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2009
Interest income	$10,952	$11,295	$10,757	$10,435
Interest expense	5,675	5,306	5,004	4,269
Provision for estimated loan losses	1,160	2,374	2,001	2,200
Noninterest income	630	(328)	256	139
Noninterest expense	3,930	4,592	4,119	4,053
Income tax provision (benefit)	280	(592)	(104)	329
Net income (loss)	$537	$(713)	$(7)	$(277)
Earnings (loss) per share:
Basic	$0.11	$(0.15)	--	$(0.04)
Diluted	$0.09	$(0.15)	--	$(0.04)

2008
Interest income	$11,944	$11,532	$11,570	$11,476
Interest expense	7,117	6,221	6,021	6,045
Provision for estimated loan losses	183	836	664	558
Noninterest income	678	(2,753)	647	(744)
Noninterest expense	4,015	3,969	3,951	4,036
Income tax provision (benefit)	464	(1,000)	581	(12)
Net income (loss)	$843	$(1,247)	$1,000	$105
Earnings (loss) per share:
Basic	$0.17	$(0.25)	$0.20	$0.02
Diluted	$0.13	$(0.25)	$0.16	$0.02

19. Parent Company Financial Information

Pacific Premier Bancorp Inc. is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of Pacific Premier Bancorp, Inc. only are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2009	2008
	(in thousands)
Assets:
Cash and cash equivalents	$1,581	$773
Investment in subsidiaries	77,590	62,350
Deferred income taxes	4,573	4,539
Other assets	326	329
Total Assets	$84,070	$67,991
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	258	133
Total Liabilities	10,568	10,443
Total Stockholders’ Equity	73,502	57,548
Total Liabilities and Stockholders’ Equity	$84,070	$67,991

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Income:
Interest income	$23	$6	$20
Noninterest income	26	76	201
Total income	49	82	221
Expense:
Interest expense	368	649	822
Noninterest expense	642	552	479
Total expense	1,010	1,201	1,301
Loss before income tax provision	(961)	(1,119)	(1,080)
Income tax benefit	(395)	(459)	(411)
Net loss (parent only)	(566)	(660)	(669)
Equity in net earnings of subsidiaries	106	1,368	4,288
Net income (loss)	$(460)	$708	$3,619

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$(460)	$708	$3,619
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	271	333	202
Equity in net earnings of subsidiaries	(106)	(1,368)	(4,288)
Increase (decrease) in accrued expenses and other liabilities	126	(130)	(108)
Decrease (increase) in current and deferred taxes	(34)	(41)	73
Decrease (increase) in other assets	3	51	(56)
Net cash used in operating activities	(200)	(447)	(558)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(14,000)	-	-
Net cash used in investing activities	(14,000)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	-	2,700	-
Proceeds from issuance of common stock, net of issuance cost	15,241
Repurchase of common stock	(383)	(2,074)	(1,092)
Proceeds from exercise of warrants	150	-	-
Net cash provided by (used in) financing activities	15,008	626	(1,092)
Net Increase (Decrease) In Cash And Cash Equivalents	808	179	(1,650)
Cash And Cash Equivalents, Beginning Of Year	773	594	2,245
Cash And Cash Equivalents, End Of Year	$1,581	$773	$595

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

    Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2009, our internal control over financing reporting is effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “Proxy Statement”),expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2009, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

    We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our code of ethics can be found on our internet website located at www.ppbi.com.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in the Proxy Statement under the headings “Executive Compensation;” “Compensation Committee Interlocks and Insider Participation;” and “Compensation Committee Report,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIALOWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2000 & 2004 Stock Incentive Plans	553,500	$8.74	58,101
Equity compensation plans not approved by security holders	-	-	-
Total Equity Compensation plans	553,500	$8.74	58,101

Additional information required by this item is contained in the Proxy Statement under the headings “Principal Holders of Common Stock” and “Security Ownership of Directors and Executives Officers,” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase 1,166,400 Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (7)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated December 19, 2007. (10)*
10.3	Employment Agreement between Pacific Premier Bank and Kent Smith dated December 19, 2007. (10)*
10.4	Employment Agreement between Pacific Premier Bank and Eddie Wilcox dated December 19, 2007. (10)*
10.5	Amended and Restated Declaration of Trust from PPBI Trust I. (7)
10.6	Guarantee Agreement from PPBI Trust I. (7)
10.7	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (8)*
10.8	Salary Continuation Agreements between Pacific Premier Bank and Kent Smith. (8)*
10.9	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (9)*
10.10	2004 Stock Incentive Plan (12)*
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(9)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 4, 2007.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on December 21, 2007.
(11)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on April 15, 2008 and 10-K/A filed with the SEC on May 9, 2008.
(12)                Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:	/s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer

DATED: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 29, 2010
Steven R. Gardner

/s/ Kent J. Smith	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2010
Kent J. Smith

/s/ Ronald G. Skipper	Chairman of the Board of Directors	March 29, 2010
Ronald G. Skipper

/s/ John D. Goddard	Director	March 29, 2010
John D. Goddard

/s/ Michael L. McKennon	Director	March 29, 2010
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 29, 2010
Kenneth Boudreau

/s/ Jeff C. Jones	Director	March 29, 2010
Jeff C. Jones

/s/David L. Hardin	Director	March 29, 2010
David L. Hardin