Form 10-Q
period 2010-03-31
PACIFIC PREMIER BANCORP INC
filed 2010-05-12
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant's common stock as of May 12, 2010 was 10,033,836.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At March 31, 2010 (unaudited), December 31, 2009 (audited) and March 31, 2009 (unaudited)

Consolidated Statements of Operations:  For the three months ended March 31, 2010 and 2009 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:  For the three months ended March 31, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows:  For the three months ended March 31, 2010 and 2009 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$49,541	$59,677	$8,081
Federal funds sold	29	29	28
Cash and cash equivalents	49,570	59,706	8,109
Investment securities available for sale	120,270	123,407	66,199
FHLB stock/Federal Reserve Bank stock, at cost	14,330	14,330	14,330
Loans held for sale, net	-	-	652
Loans held for investment	547,051	575,489	619,336
Allowance for loan losses	(9,169)	(8,905)	(6,396)
Loans held for investment, net	537,882	566,584	612,940
Accrued interest receivable	3,592	3,520	3,768
Other real estate owned	6,169	3,380	55
Premises and equipment	8,697	8,713	9,386
Deferred income taxes	11,546	11,465	9,891
Bank owned life insurance	12,060	11,926	11,527
Other assets	3,528	4,292	409
TOTAL ASSETS	$767,644	$807,323	$737,266
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$38,084	$33,885	$31,378
Interest bearing:
Transaction accounts	174,644	161,872	66,596
Retail certificates of deposit	397,121	417,377	385,822
Wholesale/brokered certificates of deposit	3,052	5,600	9,554
Total deposits	612,901	618,734	493,350
FHLB advances and other borrowings	66,500	91,500	172,000
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	3,812	13,277	3,395
TOTAL LIABILITIES	693,523	733,821	679,055
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,033,836 shares at March 31, 2010 and December 31, 2009, and 4,803,451 shares at March 31, 2009 issued and outstanding	100	100	47
Additional paid-in capital	79,928	79,907	64,373
Accumulated deficit	(4,308)	(4,764)	(3,767)
Accumulated other comprehensive loss, net of tax of $1,118 at March 31, 2010, $1,218 at December 31, 2009, and $1,707 at March 31, 2009	(1,599)	(1,741)	(2,442)
TOTAL STOCKHOLDERS’ EQUITY	74,121	73,502	58,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$767,644	$807,323	$737,266

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
INTEREST INCOME
Loans	$9,155	$10,165
Investment securities and other interest-earning assets	1,029	787
Total interest income	10,184	10,952
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	413	255
Interest on certificates of deposit	2,168	3,456
Total interest-bearing deposits	2,581	3,711
FHLB advances and other borrowings	868	1,861
Subordinated debentures	75	103
Total interest expense	3,524	5,675
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,660	5,277
PROVISION FOR LOAN LOSSES	1,056	1,160
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,604	4,117
NONINTEREST INCOME
Loan servicing fees	70	159
Deposit fees	188	212
Net loss from sales of loans	(1,015)	-
Net gain from sales of investment securities	87	-
Other-than-temporary impairment loss on investment securities, net	(326)	2
Other income	270	257
Total noninterest income (loss)	(726)	630
NONINTEREST EXPENSE
Compensation and benefits	2,013	2,009
Premises and occupancy	626	658
Data processing and communications	184	155
Other real estate owned operations, net	295	(6)
FDIC insurance premiums	348	286
Legal and audit	125	132
Marketing expense	149	189
Office and postage expense	123	80
Other expense	459	427
Total noninterest expense	4,322	3,930
NET INCOME BEFORE INCOME TAX	556	817
INCOME TAX	100	280
NET INCOME	$456	$537

EARNINGS PER SHARE
Basic	$0.05	$0.11
Diluted	$0.04	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,033,836	4,852,895
Diluted	11,021,014	6,038,129

Accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(dollars in thousands)
(unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	4,903,451	$48	$64,680	$(4,304)	$(2,876)		$57,548
Comprehensive Income:
Net income				537		537	537
Unrealized holding gains on securities arising during the period, net of tax						434
Net unrealized gain on securities, net of tax					434	434	434
Total comprehensive income						971
Share-based compensation expense			76				76
Common stock repurchased and retired	(100,000)	(1)	(383)				(384)
Balance at March 31, 2009	4,803,451	$47	$64,373	$(3,767)	$(2,442)		$58,211

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				456		456	456
Unrealized holding gains on securities arising during the period, net of tax						94
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						48
Net unrealized gain on securities, net of tax					142	142	142
Total comprehensive income						598
Share-based compensation expense			21				21
Balance at March 31, 2010	10,033,836	$100	$79,928	$(4,308)	$(1,599)		$74,121

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$456	$537
Adjustments to net income:
Depreciation and amortization expense	247	252
Provision for loan losses	1,056	1,160
Share-based compensation expense	21	76
Loss on sale and disposal of premises and equipment	12	24
Loss on sale of other real estate owned	27	-
Write down of other real estate owned	226	(6)
Amortization of premium/discounts on securities held for sale, net	129	19
Gain on sale of investment securities available for sale	(87)	-
Other-than-temporary impairment loss (recovery) on investment securities, net	326	(2)
Loss on sale of loans held for investment	1,015	-
Proceeds from the sales of and principal payments from loans held for sale	-	16
Deferred income tax provision (benefit)	(81)	613
Change in accrued expenses and other liabilities, net	(1,227)	(1,675)
Income from bank owned life insurance, net	(134)	(132)
Change in accrued interest receivable and other assets, net	416	474
Net cash provided by operating activities	2,402	1,356

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	28,670	17,372
Net change in undisbursed loan funds	(2,471)	(2,259)
Purchase and origination of loans held for investment	(2,922)	(7,001)
Proceeds from sale of other real estate owned	489	45
Principal payments on securities available for sale	3,216	1,963
Purchase of securities available for sale	(32,795)	(10,986)
Proceeds from sale or maturity of securities available for sale	24,351	-
Purchases of premises and equipment	(243)	(26)
Net cash provided by (used in) investing activities	18,295	(892)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	(5,833)	36,222
Repayment of FHLB advances and other borrowings	(25,000)	(37,900)
Repurchase of common stock	-	(384)
Net cash used in financing activities	(30,833)	(2,062)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,136)	(1,598)
CASH AND CASH EQUIVALENTS, beginning of period	59,706	9,707
CASH AND CASH EQUIVALENTS, end of period	$49,570	$8,109

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$3,403	$5,512
Income taxes paid	$150	$475

NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$91
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to foreclosed real estate	$3,530	$55

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, December 31, 2009, and March 31, 2009 and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2010 and 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 6 – Fair Value of Financial Instruments.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Note 3 – Regulatory Matters

As defined in applicable regulations, at March 31, 2010, the Bank continued to exceed the “well capitalized” standards for Tier 1 Capital to adjusted tangible assets of 5.00%, Tier 1 risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

The Bank’s and the Company’s (on a consolidated basis) capital amounts and ratios are presented in the following table at the dates indicated:

	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2010
Bank:
Regulatory capital	$78,928	10.01%	$78,928	13.96%	$86,009	15.21%
Adequately capitalized requirement	31,538	4.00%	22,623	4.00%	45,246	8.00%
Well capitalized requirement	39,423	5.00%	33,934	6.00%	56,558	10.00%
Consolidated regulatory capital	80,160	10.17%	80,160	14.06%	87,311	15.32%

December 31, 2009
Bank:
Regulatory capital	$78,463	9.72%	$78,463	13.30%	$85,855	14.55%
Adequately capitalized requirement	32,300	4.00%	23,600	4.00%	47,201	8.00%
Well capitalized requirement	40,375	5.00%	35,401	6.00%	59,001	10.00%
Consolidated regulatory capital	79,801	9.89%	79,801	13.41%	87,256	14.67%

March 31, 2009
Bank:
Regulatory capital	$65,426	8.89%	$65,426	10.94%	$71,822	12.01%
Adequately capitalized requirement	29,427	4.00%	23,917	4.00%	47,834	8.00%
Well capitalized requirement	36,784	5.00%	35,876	6.00%	59,793	10.00%
Consolidated regulatory capital	66,492	9.04%	66,492	11.03%	72,888	12.09%

Note 4 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.00% per annum as of March 31, 2010.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 5 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  For the three months ended March 31, 2010, stock options of 532,000 shares were not included in the computation of earnings per share because their exercise price exceeded the average market price for their respective periods.  For the three months ended March 31, 2009, stock options of 613,700 shares were excluded from the computations of diluted earnings per share due to their exercise price exceeding the average market price for their respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$456			$537
Basic income available to common stockholders	456	10,033,836	$0.05	537	4,852,895	$0.11
Effect of warrants and dilutive stock options	-	987,178		-	1,185,234
Diluted income available to common stockholders plus assumed conversions	$456	11,021,014	$0.04	$537	6,038,129	$0.09

Note 6 – Fair Value of Financial Instruments

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in GAAP under ASC 820, “Fair Value Measurements and Disclosures”.  GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

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

Impaired Loans. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At March 31, 2010, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	March 31, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$115,218	$4,851	$201	$120,270
Total assets	$115,218	$4,851	$201	$120,270

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs
(Level 3)

Marketable securities
(in thousands)
Beginning Balance, January 1, 2010	$623
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(153)
Included in other comprehensive income	(245)
Purchases, issuances, and settlements	(24)
Transfer in and/or out of Level 3	-
Ending Balance, March 31, 2010	$201

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	March 31, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$7,930	$-	$7,930
Other real estate owned	-	6,169	-	6,169
Total assets	$-	$14,099	$-	$14,099

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

·	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;
·	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);
·	Inflation, interest rate, market and monetary fluctuations;
·	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
·	The willingness of users to substitute competitors’ products and services for our products and services;
·
The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

·	Technological changes;
·	The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
·	Changes in the level of our nonperforming assets and charge-offs;
·	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;
·
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

·	Possible other-than-temporary impairments of securities held by us;
·	The impact of current governmental efforts to restructure the U.S. financial regulatory system;
·	Changes in consumer spending, borrowing and savings habits;
·	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
·	Ability to attract deposits and other sources of liquidity;
·	Changes in the financial performance and/or condition of our borrowers;
·	Changes in the competitive environment among financial and bank holding companies and other financial service providers;
·
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

·	Unanticipated regulatory or judicial proceedings; and
·	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.  The above factors and other risks and uncertainties are discussed in our 2009 Annual Report on Form 10-K as supplemented by the risk factors contained in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

We are a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”). As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

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

As a California state-chartered commercial bank which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  In general terms, insurance coverage is currently unlimited for non-interest bearing transaction accounts and up to $250,000 per owner for all other accounts.  This level of insurance is scheduled to revert to $100,000 on January 1, 2014.   As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com on the Internet, we offer a broad array of deposit products and services for both businesses, and consumer customers including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

Recent Developments

General Economic Developments. Although recent U.S. economic indicators have indicated the health of the economy is improving, the economy may require an extended period of time to recover from the recessionary period.  The financial markets, and the financial services industry in particular, suffered significant disruption starting in 2008, which has resulted in many institutions failing or requiring government intervention to avoid failure. These conditions, brought about primarily by dislocations in the U.S. and global credit markets, including a significant and rapid deterioration in mortgage lending and related real estate markets, continue to negatively affect the U.S. economy and the markets where we do business.

The United States, state and foreign governments have taken extraordinary actions in an attempt to deal with what was a global financial crisis and the severe decline in the U.S. economy.  There can be no assurance that any other legislation or regulatory reform or initiatives will be effective at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences on our results of operations.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

We consider the allowance for loan losses to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2009 Annual Report on Form 10-K.

FINANCIAL CONDITION

At March 31, 2010, assets totaled $767.6 million, up $30.4 million or 4.1% from March 31, 2009.  During the first quarter of 2010, assets declined $39.7 million or 4.9% primarily due to decreases of $28.7 million in loans held for investment, net and $10.1 million in cash and cash equivalents.

Loans

At March 31, 2010, net loans held for investment totaled $537.9 million, down $75.1 million or 12.2% from March 31, 2009 and down $28.7 million or 5.1% from December 31, 2009.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2010			December 31, 2009			March 31, 2009
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$264,996	48.4%	6.18%	$278,744	48.4%	6.20%	$289,803	46.7%	6.30%
Commercial investor	139,953	25.6%	6.88%	149,577	26.0%	6.84%	161,409	26.0%	6.99%
One-to-four family (1)	8,364	1.5%	8.23%	8,491	1.5%	8.25%	8,922	1.4%	8.67%
Land	-	0.0%	0.00%	-	0.0%	0.00%	2,550	0.4%	0.00%
Business loans:
Commercial owner occupied (2)	96,336	17.6%	7.14%	103,019	17.9%	7.11%	107,714	17.4%	7.05%
Commercial and industrial	33,166	6.1%	6.87%	31,109	5.4%	6.98%	43,604	7.0%	7.19%
SBA	3,002	0.5%	5.69%	3,337	0.5%	5.73%	4,620	0.8%	5.67%
Other loans	1,770	0.3%	1.29%	1,991	0.3%	1.33%	2,010	0.3%	2.13%
Total gross loans	547,587	100.0%	6.58%	576,268	100.0%	6.58%	620,632	100.0%	6.66%
Loans held for sale	-			-			(652)
Total gross loans held for investment	547,587			576,268			619,980
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(536)			(779)			(644)
Allowance for loan losses	(9,169)			(8,905)			(6,396)
Loans held for investment, net	$537,882			$566,584			$612,940

(1) Includes second trust deeds.
(2) Secured by real estate.

Gross loans held for investment totaled $547.6 million at March 31, 2010, compared to $620.6 million at March 31, 2009 and $576.3 million at December 31, 2009.  The decrease of $28.7 million in the current quarter was primarily due to loan sales of $14.3 million, payoffs of $15.4 million and other real estate owned (“OREO”) acquired in the settlement of loans of $3.5 million, all of which exceeded originations of $2.9 million and the net change in undisbursed loan funds of $2.5 million.  Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell performing CRE loans to reduce their concentration in the loan portfolio.  We also sold delinquent and nonaccrual loans as part of our aggressive loss mitigation strategies to minimize losses to our loan portfolio.  From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Beginning balance gross loans	$576,268	$628,767
Loans originated:
Business loans:
Commecial and industrial	2,740	2,100
SBA	50	-
Other loans	132	850
Total loans originated	2,922	2,950
Loans purchased:
Multi-family	-	4,051
Total loans purchased	-	4,051
Total loan production	2,922	7,001
Principal repayments	(15,395)	(16,695)
Change in undisbursed loan funds	2,471	2,259
Sales of loans	(14,290)	-
Charge-offs	(859)	(645)
Transfer to other real estate owned	(3,530)	(55)
Net decrease in gross loans	(28,681)	(8,135)
Ending balance gross loans	$547,587	$620,632

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our multi-family and commercial real estate loans and our commercial owner occupied loans at the date indicated:

	March 31, 2010
	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less (1)	223	$217,626	6.21%	3.86
Over 1 Year to 3 Years	123	143,449	6.78%	25.47
Over 3 Years to 5 Years	46	55,220	6.54%	45.23
Over 5 Years to 7 Years	12	15,549	6.97%	72.09
Over 7 Years to 10 Years	18	15,158	7.47%	94.76
Fixed	48	54,283	7.04%	-
Total	470	$501,285	6.56%	21.36
(1) Includes three and five-year hybrid loans that have reached their initial repricing date.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2010, loans delinquent 30 or more days as a percentage of total gross loans was 1.10%, down from 1.65% at year-end 2009 and from 1.90% at March 31, 2009.  The improvement in the ratio during the first quarter of 2010 was primarily from the sale of $6.0 million of delinquent commercial real estate loans.

The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At March 31, 2010
Real estate loans:
Commercial investor	-	$-	2	$3,384	-	$-	2	$3,384
One-to-four family	2	31	2	25	2	65	6	121
Business loans:
Commercial owner occupied	-	-	-	-	2	972	2	972
Commercial and industrial	1	38	1	400	-	-	2	438
SBA	3	497	1	96	4	499	8	1,092
Total	6	$566	6	$3,905	8	$1,536	20	$6,007
Delinquent loans to total gross loans		0.11%		0.71%		0.28%		1.10%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,149	-	$-	3	$2,073	4	$5,222
Commercial investor	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	45	-	-	4	97	7	142
Business loans:
Commercial owner occupied	-	-	-	-	2	996	2	996
SBA	1	69	1	52	3	463	5	584
Other	1	19	-	-	-	-	1	19
Total	7	$3,976	1	$52	13	$5,480	21	$9,508
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

At March 31, 2009
Real estate loans:
Multi-family	2	$3,940	-	$-	-	$-	2	$3,940
Commercial investor	-	-	1	541	2	2,084	3	2,625
One-to-four family	7	158	-	-	6	333	13	491
Land	-	-	-	-	1	2,550	1	2,550
Business loans:
Commercial owner occupied	-	-	1	517	1	317	2	834
Commercial and industrial	-	-	1	15	-	-	1	15
SBA	-	-	5	1,077	3	278	8	1,355
Total	9	$4,098	8	$2,150	13	$5,562	30	$11,810
Delinquent loans to total gross loans		0.66%		0.34%		0.90%		1.90%

(1) All 90 day or greater delinquency are on nonaccrual status and are reported as part of nonperforming loans.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of probable losses inherent in our loan portfolio and is determined by applying a systematically derived loss factor to individual segments of the loan portfolio.  The adequacy and appropriateness of the allowance for loan losses and the individual loss factors is reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2009 Annual Report on Form 10-K.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the allowance for loan losses.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

    At March 31, 2010, the Company’s allowance for loan losses was $9.2 million, an increase of $2.8 million from the year ago quarter end and an increase of $264,000 from year-end 2009.  The current first quarter increase in the allowance for loan losses was primarily due to the provision for loan losses of $1.1 million, partially offset by net loan charge-offs of $0.8 million, which were down from the $1.4 million recorded in the fourth quarter of 2009.  The increase in the allowance for loan losses from year end was attributed to the continued slow economic growth in the economy, especially in Southern California.    At March 31, 2010, the allowance for loan losses as a percentage of total loans increased to 1.68% from 1.55% at December 31, 2009, while the allowance for loan losses as a percent of nonperforming loans increased to 213.28% from 88.94% at December 31, 2009.  At March 31, 2010, given the composition of our loan portfolio, the allowance for loan losses was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the activity within the Company’s allowance for loan losses in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
Balance, beginning of period	$8,905	$5,881
Provision for loan losses	1,056	1,160
Charge-offs:
Real estate:
Multi-family	334	-
One-to-four family	10	99
Business loans:
Commercial and industrial	515	356
SBA	-	227
Other loans	-	-
Total charge-offs	859	682
Recoveries :
Real estate:
One-to-four family	20	21
Business loans:
SBA	43	12
Other loans	4	4
Total recoveries	67	37
Net loan charge-offs	792	645
Balance at end of period	$9,169	$6,396

Ratios:
Net charge-off to average net loans	0.14%	0.10%
Allowance for loan losses to gross loans at end of period	1.67%	1.03%

    The following table sets forth the Company’s allowance for loan losses and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2010			December 31, 2009			March 31, 2009
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$3,910	1.5%	48.4%	$3,350	1.2%	48.4%	$1,773	0.6%	46.7%
Commercial investor	1,688	1.2%	25.6%	1,585	1.1%	26.0%	2,021	1.3%	26.0%
One-to-four family	161	1.9%	1.5%	269	3.2%	1.5%	193	2.2%	1.4%
Land	-	--	0.0%	-	--	0.0%	-	--	0.4%
Business loans:
Commercial owner occupied	936	1.0%	17.6%	897	0.9%	17.9%	-	0.0%	17.4%
Commercial and industrial	2,052	6.2%	6.1%	2,384	7.7%	5.4%	2,386	5.5%	7.0%
SBA	262	8.7%	0.5%	323	9.7%	0.5%	-	0.0%	0.8%
Other Loans	10	0.6%	0.3%	2	0.1%	0.3%	23	1.1%	0.3%
Unallocated	150	--	--	95	--	--	-	--	--
Total	$9,169	--	100.0%	$8,905	--	100.0%	$6,396	--	100.0%

Investment Securities Available for Sale

Investment securities available for sale totaled $120.3 million at March 31, 2010, up from $66.2 million at March 31, 2009, but down from $123.4 million at December 31, 2009.  The decrease in the current quarter of $3.1 million or 2.54% was primarily due to the sale of securities totaling $24.3 million and principal received of $3.2 million, partially offset by purchases of $24.6 million.  At March 31, 2010, the investment securities available for sale consisted of $155,000 in U.S. Treasury securities, $95.8 million of government sponsored enterprises (“GSE”) mortgage-backed securities, $19.3 million of municipal bonds and $5.1 million of private label mortgage-backed securities.  Within our private label securities, 32 or $1.2 million were rated as investment grade while 55 or $3.9 million were rated as below investment grade, which is any rating below “BBB”.  All of our private label mortgage-backed securities were acquired when we redeemed our shares in certain mutual funds in 2008.

The following table sets forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities held for sale portfolio at the dates indicated:

	March 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury	$147	$8	$-	$155
Municipal bonds	19,177	176	(60)	19,293
Mortgage-backed securities:
Government Sponsored Enterprise	96,156	83	(469)	95,770
Private label securities	7,508	82	(2,538)	5,052
Total securities available for sale	122,988	349	(3,067)	120,270
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$137,318	$349	$(3,067)	$134,600

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury	$148	$6	$-	$154
Municipal bonds	17,918	200	(153)	17,965
Mortgage-backed securities:
Government Sponsored Enterprise	100,104	244	(738)	99,610
Private label securities	8,196	63	(2,581)	5,678
Total securities available for sale	126,366	513	(3,472)	123,407
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$140,696	$513	$(3,472)	$137,737

	March 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury	$148	$15	$-	$163
Government Sponsored Enterprise	37,809	1,457	(9)	39,257
Mortgage-backed securities:
Private label securities	32,390	511	(6,122)	26,779
Total securities available for sale	70,347	1,983	(6,131)	66,199
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$84,677	$1,983	$(6,131)	$80,529

    The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2010
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investement securities available for sale:
U.S. Treasury	$-	0.00%	$78	3.53%	$77	4.15%	$-	0.00%	$155	4.04%
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	19,293	4.34%	19,293	4.37%
Mortgage-backed securities:
Government Sponsored Enterprise	-	0.00%	4,775	2.60%	213	5.46%	90,782	3.36%	95,770	3.31%
Private label securities	-	0.00%	-	0.00%	-	0.00%	5,052	6.29%	5,052	6.18%
Total investment securities available for sale	-	0.00%	4,853	2.61%	290	5.11%	115,127	3.65%	120,270	3.60%
Stock:
FHLB	12,731	0.83%	-	0.00%	-	0.00%	-	0.00%	12,731	0.83%
Federal Reserve Bank	1,599	6.00%	-	0.00%	-	0.00%	-	0.00%	1,599	6.00%
Total stock	14,330	1.41%	-	0.00%	-	0.00%	-	0.00%	$14,330	1.41%
Total securities	$14,330	1.41%	$4,853	2.61%	$290	5.11%	$115,127	3.65%	$134,600	3.37%

Each quarter, we review individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an OTTI write down will be recorded against the security and a loss recognized.  During the quarter ended March 31, 2010, we took a net $326,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired, compared to a small recovery of OTTI charges during the same period last year.  These impaired private label mortgage-backed securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $10.5 million or 1.36% of total assets at March 31, 2010, compared to $7.6 million or 1.04% of total assets at March 31, 2009 and $13.4 million or 1.66% of total assets as of December 31, 2009.  The 2010 first quarter decline was primarily from loan sales of $3.4 million and net loan charge offs of $0.8 million coupled with other real estate owned sales of $0.5 million and property write downs of $226,000.  These declines in nonperforming assets were partially offset by additions to nonperforming loans of $2.3 million as the weak California economy continues to affect our borrowers.  During the quarter ended March 31, 2010, we transferred $3.5 million of nonaccrual loans to OREO. At March 31, 2010, nonperforming assets consisted of $4.3 million of nonaccrual loans and $6.2 million of OREO.  Of our total nonaccrual loans, $2.1 million represented borrowers who were current on their loan payments. Within OREO, we had five properties consisting of two commercial real estate properties totaling $2.4 million, one commercial land property of $2.1 million and two multi-family properties totaling $1.7 million.  Of the five properties, two commercial real estate properties and one multi-family property totaling $2.5 million were in escrow at March 31, 2010 and schedule to be sold in the second quarter of 2010.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$2,032	$5,223	$-
Commercial investor	-	1,851	5,627
One-to-four family	74	107	333
Business loans:
Commercial owner occupied	972	996	317
Commercial and industrial	438	955	15
SBA (1)	783	880	1,300
Total nonaccrual loans	4,299	10,012	7,592
Other real estate owned	6,169	3,380	55
Total nonperforming assets, net	$10,468	$13,392	$7,647

Allowance for loan losses	$9,169	$8,905	$6,396
Allowance for loan losses as a percent of total nonperforming loans, gross	213.28%	88.94%	84.25%
Nonperforming loans as a percent of gross loans receivable (2)	0.79%	1.74%	1.22%
Nonperforming assets as a percent of total assets	1.36%	1.66%	1.04%

(1)	The SBA totals include the guaranteed amount, which was $588,000 as of March 31, 2010, $624,000 as of December 31, 2009, and $652,000 as of March 31, 2009.
(2)	Gross loans include loans receivable held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities were $693.5 million at March 31, 2010, compared to $679.1 million at March 31, 2009 and $733.8 million at December 31, 2009.  The decrease during the first quarter of 2010 was primarily due to a decrease in FHLB advances and other borrowings of $25.0 million, accrued expenses and other liabilities of $9.5 million and total deposits of $5.8 million.  The decrease in accrued expenses and other liabilities was primarily from investment securities available for sale of $8.2 million that were purchased and not settled at year-end 2009.

Deposits.  Total deposits were $612.9 million as of March 31, 2010, up $119.6 million or 24.2% from March 31, 2009, but down $5.8 million or 0.9% from December 31, 2009.  The decline in deposits during the current quarter was comprised of decreases in retail certificate of deposits of $20.3 million and wholesale/brokered certificates of deposits of $2.5 million, partially offset by increases in interest-bearing transaction accounts of $12.8 million and noninterest bearing accounts of $4.2 million. As of March 31, 2010, we had $143.0 million of certificate of deposits scheduled to reprice in the next quarter.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2010			December 31, 2009			March 31, 2009
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$38,084	6.2%	0.00%	$33,885	5.5%	0.00%	$31,377	6.4%	0.00%
Interest bearing checking	21,067	3.4%	0.34%	22,406	3.6%	0.39%	19,321	3.9%	0.95%
Money market	89,927	14.7%	0.95%	77,687	12.6%	1.17%	28,917	5.9%	1.89%
Regular passbook	63,650	10.4%	1.11%	61,779	9.9%	1.33%	18,359	3.7%	1.86%
Total transaction accounts	212,728	34.7%	0.77%	195,757	31.6%	0.93%	97,974	19.9%	1.12%
Certificates of deposit accounts:
Less than 1.00%	47,655	7.8%	0.53%	30,867	5.0%	0.82%	98	0.0%	0.31%
1.00 - 1.99	67,956	11.1%	1.69%	91,207	14.7%	1.63%	19,183	3.9%	1.82%
2.00 - 2.99	280,833	45.8%	2.43%	292,689	47.3%	2.44%	99,333	20.1%	2.47%
3.00 - 3.99	731	0.1%	3.47%	3,427	0.6%	3.29%	202,290	41.0%	3.61%
4.00 - 4.99	1,679	0.3%	4.44%	3,463	0.6%	4.40%	72,680	14.7%	4.27%
5.00 and greater	1,319	0.2%	5.34%	1,324	0.2%	5.34%	1,792	0.4%	5.42%
Total certificates of deposit accounts	400,173	65.3%	2.10%	422,977	68.4%	2.18%	395,376	80.1%	3.37%
Total deposits	$612,901	100.0%	1.64%	$618,734	100.0%	1.79%	$493,350	100.0%	2.92%

Borrowings.  At March 31, 2010, total borrowings amounted to $76.8 million, down $105.5 million or 57.9% from March 31, 2009 and $25.0 million or 24.6% from December 31, 2009.  The reduction in borrowings during the first quarter of 2010 was due to the pay down of a fixed FHLB term advance, which carried a rate of 4.87%.  At March 31, 2010, total borrowings represented 10.0% of total assets and were comprised of the following:

·
One FHLB term borrowing of $38.0 million at an interest rate of 4.92%, collateralized by pledges of certain real estate loans with an aggregate principal balance of $470.8 million and FHLB stock totaling $12.7 million, and that matures in November 2010;

·
Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $45.4 million of mortgage backed securities issued by the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, and Federal National Mortgage Association; and

·	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.00%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$38,000	4.92%	$63,000	4.90%	$143,500	4.74%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	2.43%
Subordinated debentures	10,310	3.00%	10,310	3.00%	10,310	3.84%
Total borrowings	$76,810	3.96%	$101,810	4.19%	$182,310	4.33%

Weighted average cost of borrowings during the period	4.14%		4.36%		4.13%
Borrowings as a percent of total assets	10.0%		12.6%		24.7%

Stockholders’ Equity.  Total equity was $74.1 million as of March 31, 2010, up from $58.2 million at March 31, 2009 and $73.5 million at December 31, 2009.  The current quarter increase of $619,000 was primarily due to net income of $456,000, an increase in the accumulated adjustment to stockholders’ equity of $142,000 due to an increase in the unrealized value of our investment portfolio.  The increase in total equity from the end of the first quarter of 2009 to the end of the first quarter of 2010 was primarily due to a successful capital raise in the fourth quarter of 2009, whereby the Company raised gross proceeds of $15.5 million from the sale of 5,030,385 shares of common stock at a public offering price of $3.25 per share.  At March 31, 2010, the Company’s tangible common equity to total assets ratio was 9.66%, basic book value per share was $7.39 and diluted book value per share was $6.80.

RESULTS OF OPERATIONS

In the first quarter of 2010, we recorded net income of $456,000, or $0.04 per diluted share, compared to net income of $537,000 or $0.09 per diluted share for the first quarter of 2009.  All diluted earnings per share amounts have been adjusted to reflect the dilutive effect of all warrants and stock options, except for those options whose exercise price exceeds the closing market price as of March 31, 2010.  See “Note 5 – Earnings Per Share”, in our Notes to Consolidated Financial Statements contained herein.

The Company’s pre-tax income decreased $261,000 for the quarter ended March 31, 2010, compared to same period in 2009, which was primarily due to:

·
A $1.0 million loss on the sale of $14.3 million of commercial real estate loans in 2010, which loss was essentially all derived from the sales of $6.0 million of delinquent loans, compared with no sales activity in 2009;

·	A $326,000 other-than-temporary impairment (“OTTI”) loss taken on private label securities in 2010, compared to small recovery of loss in 2009; and
·	A $301,000 increase in other real estate owned operations, net, primarily related to current period write downs.

    Partially offsetting these unfavorable items was a $1.4 million increase in net interest income due to a higher net interest margin and level of interest earning assets.

For the three months ended March 31, 2010, our return on average assets was 0.23% and return on average equity was 2.47%, compared to our return on average assets of 0.29% and return on average equity of 3.73% for the same comparable period of 2009.  Our basic book value per share increased to $7.39 at March 31, 2010 from $7.33 at December 31, 2009.  Our diluted book value per share increased to $6.80 at March 31, 2010 from $6.75 at December 31, 2009, reflecting an annualized increase of 3.0%.

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

Net interest income totaled $6.7 million in the first quarter of 2010, up $1.4 million or 26.2% from the same period in the prior year.  The increase reflected a higher net interest margin of 3.56% in the current quarter from 3.00% in the prior year quarter and a higher level of average interest-earning assets amounting to$748.8 million in the current quarter, compared to $703.1 million in the prior year quarter.  The 56 basis point increase in the current quarter net interest margin reflected the average costs on interest-bearing liabilities decreasing more rapidly than the average yield on interest-earning assets.  The lower cost on our interest-bearing liabilities resulted primarily from a decline in our cost of deposits of 143 basis points during the current quarter.  The lower yield on our current quarter interest-earning assets was primarily associated with the unfavorable impact of a higher proportion of average cash and cash equivalents held and a lower yield on investment securities of 137 basis points.  The lower yield on our investment securities was primarily due to the decision to reduce our credit risk exposure in our securities portfolio by selling private label securities with higher credit risk and replacing them with lower yielding, lower credit risk GSE securities.  These GSE securities also enhanced our regulatory capital as they have a lower asset risk weighting than private label securities.

The following table presents for the periods indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

·	Interest income earned from average interest-earning assets and the resultant yields; and
·	Interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

The table also sets forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated.

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	(dollars in thousands)
	Average		Average	Average		Average
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$59,761	$34	0.23%	$9,390	$4	0.17%
Federal funds sold	29	-	0.00%	5,743	4	0.28%
Investment securities	133,910	995	2.97%	71,780	779	4.34%
Loans receivable, net (1)	555,106	9,155	6.60%	616,182	10,165	6.60%
Total interest-earning assets	748,806	10,184	5.44%	703,095	10,952	6.23%
Noninterest-earning assets	43,340			34,803
Total assets	$792,146			$737,898
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$207,533	$413	0.81%	$93,340	$255	1.11%
Retail certificates of deposit	405,128	2,150	2.15%	367,470	3,304	3.65%
Wholesale/brokered certificates of deposit	4,352	18	1.68%	20,210	152	3.05%
Total interest-bearing deposits	617,013	2,581	1.70%	481,020	3,711	3.13%
FHLB advances and other borrowings	82,133	868	4.29%	182,693	1,861	4.13%
Subordinated debentures	10,310	75	2.95%	10,310	103	4.05%
Total borrowings	92,443	943	4.14%	193,003	1,964	4.13%
Total interest-bearing liabilities	709,456	3,524	2.01%	674,023	5,675	3.41%
Non-interest-bearing liabilities	8,708			6,285
Total liabilities	718,164			680,308
Stockholder equity	73,982			57,590
Total liabilities and equity	$792,146			$737,898
Net interest income		$6,660			$5,277
Net interest rate spread (2)			3.43%			2.82%
Net interest margin (3)			3.56%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities			105.55%			104.31%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in volume (changes in volume multiplied by prior rate);
·	Changes in interest rates (changes in interest rates multiplied by prior volume); and
·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended March 31, 2010
	Compared to
	Three Months Ended March 31, 2009
	Increase (Decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$1	$29	$30
Federal funds sold	(2)	(2)	(4)
Investment securities	(303)	519	216
Loans receivable, net	-	(1,010)	(1,010)
Total interest-earning assets	(304)	(464)	(768)
Interest-bearing liabilities
Transaction accounts	(85)	243	158
Retail certificates of deposit	(1,464)	310	(1,154)
Wholesale/brokered certificates of deposit	(49)	(85)	(134)
FHLB advances and other borrowings	67	(1,060)	(993)
Subordinated debentures	(28)	-	(28)
Total interest-bearing liabilities	(1,559)	(592)	(2,151)
Change in net interest income	$1,255	$128	$1,383

Provision for Loan Losses

During the first quarter of 2010, the provision for loan losses totaled $1.1 million, a decrease of $104,000 from the first quarter of 2009.  Net loan charge offs amounted to $0.8 million for the first quarter of 2010, an increase of $147,000 from the same period in the prior year.  The recent loan charge offs we have experienced are related to the continued general economic weakness in the California economy, as reflected in high unemployment figures, sluggish commercial real estate markets and other economic factors, which adversely affect our borrowers, our borrower’s businesses and the collateral securing our loans.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed above in this report.

Noninterest Income

In the first quarter of 2010, we had a noninterest loss of $0.7 million, compared to noninterest income of $0.6 million in the first quarter of 2009.  This unfavorable change between quarters was primarily due to $1.0 million loss on the sale of loans in the current quarter, virtually all derived from the sales of $6.0 million of delinquent loans, compared with no loan sales activity in the prior year quarter and net OTTI charges of $326,000 in the current quarter, compared to a small recovery of loss in the prior year quarter.  Given the weakness in the CRE markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell performing CRE loans to reduce their concentration in the loan portfolio.  We also sold delinquent and nonaccrual loans as part of our aggressive loss mitigation strategies to minimize losses to our loan portfolio.  The OTTI charges were on private label securities we acquired when we redeemed our shares in certain mutual funds in 2008.

Noninterest Expense

Noninterest expense totaled $4.3 million in the first quarter of 2010, up $392,000 from the same period in the prior year.  The increase primarily related to higher costs within other real estate owned operations, net of $301,000, due to an increase in write downs of $226,000 and, to a lesser extent, an increase in the number of foreclosed properties.  The number of full-time equivalent employees at March 31, 2010 was 90 compared to 89 at December 31, 2009.

Income Taxes

For the three months ended March 31, 2010, we had a tax provision of $100,000, compared to $280,000 for the same period in 2009.  The change in income taxes was primarily due to a reduction in net income before taxes of $261,000.  At March 31, 2010, we had no valuation allowance against our deferred tax asset of $11.5 million based on management’s analysis that the asset was more-likely-than-not to be realized.

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are deposits; advances from the FHLB and other borrowings; principal and interest payments on loans; and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our primary sources of funds generated during the first three months of 2010 were from:
·	Proceeds of $28.7 million from the sale and principal payments on loans held for investment; and
·	Proceeds of $24.4 million from the sale of securities available for sale.

We used these funds to:
·	Reduce borrowings by $25.0 million; and
·	Purchase of $32.8 million of securities available for sale.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  At March 31, 2010, cash and cash equivalents totaled $49.6 million and the market value of our investment securities available for sale totaled $120.3 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2010, the maximum amount we could borrow through the FHLB was $361.1 million, of which $275.5 million was available for borrowing based on collateral pledged of $470.8 million in real estate loans and FHLB Stock of $12.7 million.  Considering our existing FHLB advance of $38.0 million, the Company had $237.5 million of available funds to borrow. In addition to the FHLB advances, the Bank had unsecured lines of credit on which to draw funds with other financial institutions, including the Federal Reserve Bank, for a total of $34.8 million.  At March 31, 2010, no funds had been drawn against these lines.

To the extent 2010 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.  For the quarter ended March 31, 2010, our average liquidity ratio was 19.93%, up from a ratio 9.40% for the same period in 2009.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$38,000	$-	$-	$-	$38,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	277,077	117,555	4,813	728	400,173
Operating leases	635	1,257	1,192	3,310	6,394
Total contractual cash obligations	$315,712	$118,812	$6,005	$42,848	$483,377

As of March 31, 2010, we had commitments to extend credit of $8.9million, compared to $13.0 million at December 31, 2009.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$-	$475	$475
Commercial lines of credit	5,431	1,027	-	513	6,971
Other lines of credit	256	-	-	196	452
Standby letters of credit	1,000	-	-	-	1,000
Total commitments	$6,687	$1,027	$-	$1,184	$8,898

Regulatory Capital Compliance

The Company owns all of the capital stock of the Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, to be considered adequately capitalized by regulatory agencies, a bank must meet a minimum ratio of Tier 1 capital to tangible total assets (leverage ratio) of 4.0%, of Tier 1 capital to risk-adjusted assets of 4.0% and of total capital to risk-adjusted assets of 8.0%.  The minimum leverage ratio is lowered to 3.0% for a bank rated at the highest level of safety and soundness by regulators.  Despite these guidelines, the regulators still have the discretion to increase these minimum capital ratios for specific institutions, if deemed appropriate.  At March 31, 2010, the Bank exceeded all regulatory capital requirements with a ratio for Tier 1 leverage capital of 10.01%, Tier 1 risked-based capital of 13.96% and total risk-based capital of 15.21%.  These capital ratios exceeded the more stringent “well capitalized” standards defined by the federal banking regulators of 5.00% for Tier 1 leverage capital, 6.00% for Tier 1 risked-based capital and 10.00%, for total risk-based capital.  At March 31, 2010, the Company had a ratio for tier1 leverage capital of 10.17%, Tier 1 risked-based capital of 14.06% and total risk-based capital of 15.32%.  For further information, see “Note 3 - Regulatory Matters” in our Notes to Financial Statements contained herein.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2009.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in our 2009 Annual Report on Form 10-K.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There are no material changes from the risk factors set forth under Part 1A. “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Reserved

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

PACIFIC PREMIER BANCORP, INC.,

May 12, 2010	By:	/s/ Steven R. Gardner
Date                                                                                       Steven R. Gardner
 President and Chief Executive Officer
 (principal executive officer)

May 12, 2010	/s/ Kent J. Smith
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