Form 10-K/A
period 2009-12-31
PACIFIC PREMIER BANCORP INC
filed 2010-07-30
CIK 1028918

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

As of March 29, 2010, the Registrant had 10,033,836 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2010 (the “Original Filing”), is being filed solely to correct two date references in the Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) in Item 8 of the Original Filing.  The first and third paragraphs of the Auditor’s Report in the Original Filing inadvertently referred to the audited period as ending on December 31, 2010, which dates have been corrected to reference December 31, 2009 in this Form 10-K/A.

Except as described above, this Form 10-K/A does not revise, amend, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

 TABLE OF CONTENTS

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

As used in this Form 10-K/A, the terms “Company,” “we,” “us” and “our” refer to Pacific Premier Bancorp, Inc. and the term “Bank” refers to Pacific Premier Bank.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

DATED: July 30, 2010