Form 10-Q
period 2010-06-30
PACIFIC PREMIER BANCORP INC
filed 2010-08-12
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant's common stock as of August 12, 2010 was 10,033,836.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2010 (unaudited), December 31, 2009 (audited) and June 30, 2009 (unaudited)

Consolidated Statements of Operations:  For the three and six months ended June 30, 2010 and 2009 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:  For the three and six months ended June 30, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows:  For the three and six months ended June 30, 2010 and 2009 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	June 30,	December 31,	June30,
ASSETS	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$34,645	$59,677	$59,241
Federal funds sold	29	29	30
Cash and cash equivalents	34,674	59,706	59,271
Investment securities available for sale	163,470	123,407	81,779
FHLB stock/Federal Reserve Bank stock, at cost	14,277	14,330	14,330
Loans held for sale, net	-	-	635
Loans held for investment	552,192	575,489	602,597
Allowance for loan losses	(9,169)	(8,905)	(7,158)
Loans held for investment, net	543,023	566,584	595,439
Accrued interest receivable	3,680	3,520	3,814
Other real estate owned	1,860	3,380	1,026
Premises and equipment	8,543	8,713	9,182
Deferred income taxes	10,989	11,465	10,560
Bank owned life insurance	12,195	11,926	11,660
Other assets	4,531	4,292	726
TOTAL ASSETS	$797,242	$807,323	$788,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$38,973	$33,885	$33,713
Interest bearing:
Transaction accounts	198,906	161,872	89,606
Retail certificates of deposit	392,191	417,377	417,301
Wholesale/brokered certificates of deposit	1,973	5,600	8,487
Total deposits	632,043	618,734	549,107
FHLB advances and other borrowings	66,500	91,500	166,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	12,885	13,277	4,490
TOTAL LIABILITIES	721,738	733,821	730,407
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,033,836 shares at June 30, 2010 and December 31, 2009, and 5,003,451 shares at June 30, 2009 issued and outstanding	100	100	50
Additional paid-in capital	79,917	79,907	64,589
Accumulated deficit	(3,971)	(4,764)	(4,480)
Accumulated other comprehensive loss, net of tax of $379 at June 30, 2010, $1,218 at December 31, 2009, and $1,498 at June 30, 2009	(542)	(1,741)	(2,144)
TOTAL STOCKHOLDERS’ EQUITY	75,504	73,502	58,015
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$797,242	$807,323	$788,422

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
INTEREST INCOME
Loans	$8,842	$10,055	$17,997	$20,220
Investment securities and other interest-earning assets	1,148	1,240	2,177	2,027
Total interest income	9,990	11,295	20,174	22,247
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	476	310	889	565
Interest on certificates of deposit	1,910	3,027	4,078	6,483
Total interest-bearing deposits	2,386	3,337	4,967	7,048
FHLB advances and other borrowings	685	1,871	1,553	3,732
Subordinated debentures	77	98	152	201
Total interest expense	3,148	5,306	6,672	10,981
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,842	5,989	13,502	11,266
PROVISION FOR LOAN LOSSES	639	2,374	1,695	3,534
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,203	3,615	11,807	7,732
NONINTEREST INCOME
Loan servicing fees	142	126	212	285
Deposit fees	208	211	396	423
Net loss from sales of loans	(1,625)	-	(2,640)	-
Net gain from sales of investment securities	287	303	374	303
Other-than-temporary impairment loss on investment securities, net	(330)	(1,203)	(656)	(1,201)
Other income	280	235	550	492
Total noninterest income (loss)	(1,038)	(328)	(1,764)	302
NONINTEREST EXPENSE
Compensation and benefits	2,052	2,077	4,065	4,086
Premises and occupancy	645	656	1,271	1,314
Data processing and communications	229	173	413	328
Other real estate owned operations, net	537	5	832	(1)
FDIC insurance premiums	334	558	682	844
Legal and audit	264	348	389	480
Marketing expense	208	155	357	344
Office and postage expense	128	89	251	169
Other expense	411	531	870	958
Total noninterest expense	4,808	4,592	9,130	8,522
NET INCOME (LOSS) BEFORE INCOME TAX	357	(1,305)	913	(488)
INCOME TAX (BENEFIT)	20	(592)	120	(312)
NET INCOME (LOSS)	$337	$(713)	$793	$(176)

EARNINGS (LOSS) PER SHARE
Basic	$0.03	$(0.15)	$0.08	$(0.04)
Diluted	$0.03	$(0.15)	$0.07	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,033,836	4,900,154	10,033,836	4,876,655
Diluted	11,059,994	4,900,154	11,040,612	4,876,655

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(dollars in thousands)
(unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				793		793	793
Unrealized holding gains on securities arising during the period, net of tax						1,122
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						77
Net unrealized gain on securities, net of tax					1,199	1,199	1,199
Total comprehensive income						1,992
Share-based compensation expense			10				10
Balance at June 30, 2010	10,033,836	$100	$79,917	$(3,971)	$(542)		$75,504

Balance at December 31, 2008	4,903,451	$49	$64,679	$(4,304)	$(2,876)		$57,548
Comprehensive Income:
Net loss				(176)		(176)	(176)
Unrealized holding gains on securities arising during the period, net of tax						786
Reclassification adjustment for gain on sale of securities included in net income, net of tax						(54)
Net unrealized gain on securities, net of tax					732	732	732
Total comprehensive income						556
Share-based compensation expense			145				145
Warrants exercised	200,000	2	148				150
Common stock repurchased and retired	(100,000)	(1)	(383)				(384)
Balance at June 30, 2009	5,003,451	$50	$64,589	$(4,480)	$(2,144)		$58,015

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$793	$(176)
Adjustments to net income (loss):
Depreciation and amortization expense	489	507
Provision for loan losses	1,695	3,534
Share-based compensation expense	10	145
Loss on sale and disposal of premises and equipment	12	25
Loss (gain) on sale of other real estate owned	191	(8)
Write down of other real estate owned	504	-
Amortization of premium/discounts on securities held for sale, net	233	189
Gain on sale of investment securities available for sale	(374)	(303)
Other-than-temporary impairment loss on investment securities, net	656	1,201
Loss on sale of loans held for investment	2,640	-
Proceeds from the sales of and principal payments from loans held for sale	-	33
Deferred income tax provision (benefit)	476	(56)
Change in accrued expenses and other liabilities, net	(392)	(580)
Income from bank owned life insurance, net	(269)	(265)
Change in accrued interest receivable and other assets, net	(1,067)	161
Net cash provided by operating activities	5,597	4,407

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	54,431	35,936
Net change in undisbursed loan funds	(4,326)	(5,813)
Purchase and origination of loans held for investment	(34,196)	(8,581)
Proceeds from sale of other real estate owned	4,355	45
Principal payments on securities available for sale	6,328	7,068
Purchase of securities available for sale	(106,048)	(43,083)
Proceeds from sale or maturity of securities available for sale	60,796	11,466
Purchases of premises and equipment	(331)	(76)
Purchase of Federal Reserve Bank stock	(420)	-
Redemption of Federal Home Loan Bank of San Francisco stock	473	-
Net cash used in investing activities	(18,938)	(3,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	13,309	91,979
Repayment of FHLB advances and other borrowings	(25,000)	(43,400)
Repurchase of common stock	-	(384)
Net cash provided by (used in) financing activities	(11,691)	48,195

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,032)	49,564
CASH AND CASH EQUIVALENTS, beginning of period	59,706	9,707
CASH AND CASH EQUIVALENTS, end of period	$34,674	$59,271

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$6,658	$10,862
Income taxes paid	$1,035	$810

NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$96
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$3,530	$1,029
Investment securities available for sale purchased and not settled	$8,275	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, December 31, 2009, and June 30, 2009 and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and six months ended June 30, 2010 and 2009.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2010.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 6 – Fair Value Disclosures.  These new disclosure requirements were effective for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Future Application of Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of income and condition.

Note 3 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.05% per annum as of June 30, 2010.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 4 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  For the three months, ended June 30, 2010, stock options of 492,742 shares were not included in the computation of earnings per share because their exercise price exceeded the average market price during the period.  For the six months, ended June 30, 2010, stock options of 512,124 shares were not included in the computation of earnings per share because their exercise price exceeded the average market price for the period.  For the three and six months ended June 30, 2009, all stock options and warrants were excluded from the computations of diluted earnings per share because they were anti-dilutive.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$337			$(713)
Basic income (loss) available to common stockholders	337	10,033,836	$0.03	(713)	4,900,154	$(0.15)
Effect of warrants and dilutive stock options	-	1,026,158		-	-
Diluted income (loss) available to common stockholders plus assumed conversions	$337	11,059,994	$0.03	$(713)	4,900,154	$(0.15)

	Six Months Ended June 30,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$793			$(176)
Basic income (loss) available to common stockholders	$793	10,033,836	$0.08	$(176)	4,876,655	$(0.04)
Effect of warrants and dilutive stock options	-	1,006,776		-	-
Diluted income (loss) available to common stockholders plus assumed conversions	$793	11,040,612	$0.07	$(176)	4,876,655	$(0.04)

Note 5 – Fair Value of Financial Instruments

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

The fair value estimates presented below are based on pertinent information available to management as of the periods indicated:

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$34,674	$34,674	$59,706	$59,706	$59,271	$59,271
Securities available for sale	163,470	163,470	123,407	123,407	81,779	81,779
Federal Reserve Bank and FHLB stock, at cost	14,277	14,277	14,330	14,330	14,330	14,330
Loans held for investment, net	543,023	545,716	566,584	558,901	595,439	593,997
Accrued interest receivable	3,680	3,680	3,520	3,520	3,814	3,814

Liabilities:
Deposit accounts	632,043	647,373	618,734	632,135	549,107	556,150
FHLB advances	38,000	38,690	63,000	64,666	138,000	142,165
Other borrowings	28,500	29,917	28,500	35,384	28,500	25,941
Subordinated debentures	10,310	7,715	10,310	5,378	10,310	8,315
Accrued interest payable	181	181	161	161	330	330

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$18,187	$1,819	$13,027	$1,303	$10,714	$1,071

Note 6 – Fair Value Disclosures

The Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in GAAP under ASC 820, “Fair Value Measurements and Disclosures”, and as modified  by ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements”.  GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale.  Securities available for sale include mortgage-backed securities and equity securities.  Impaired loans include loans that are in a non-accrual status and where the Bank has reduced the principal to the value of the underlying collateral less the anticipated selling cost.

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

Impaired Loans. A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At June 30, 2010, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

Other real estate owned (“OREO”).  The Company generally obtains an appraisal and/or a market evaluation from a qualified third party on all OREO prior to obtaining possession. After foreclosure, an updated appraisal and/or a market evaluation is periodically performed, as deemed appropriate by management, due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	June 30, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Securities
U.S. Treasury	$160	$-	$-	$160
Municipal bonds	22,035	-	-	22,035
Mortgage-backed securities:
Government Sponsored Enterprise	136,479	-	-	136,479
Private label securities	-	4,600	196	4,796
Total securities available for sale	$158,674	$4,600	$196	$163,470
FHLB stock	$12,258	$-	$-	$12,258
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	$14,277	$-	$-	$14,277
Total securities	$172,951	$4,600	$196	$177,747

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs
(Level 3)

Marketable securities
(in thousands)
Beginning Balance, January 1, 2010	$623
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(176)
Included in other comprehensive income	(206)
Purchases, issuances, and settlements	(45)
Transfer in and/or out of Level 3	-
Ending Balance, June 30, 2010	$196

     The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	June 30, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$5,504	$-	$5,504
Other real estate owned	-	1,860	-	1,860
Total assets	$-	$7,364	$-	$7,364

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

•	Possible other-than-temporary impairments of securities held by us;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.  The above factors and other risks and uncertainties are discussed in our 2009 Annual Report on Form 10-K, as amended, as supplemented by the risk factors contained in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Forward-looking statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

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

As a California state-chartered commercial bank which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com on the Internet, we offer a broad array of deposit products and services for both business, and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the Federal Home Loan Bank (“FHLB”) of San Francisco, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan sales and various products and services offered to both depository and loan customers.

Regulatory Developments

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Limit the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.

•
Require federal bank regulators to seek to make their capital requirements countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require bank holding companies and banks to be both well-capitalized and well-managed in order to engage in interstate bank acquisitions.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

•
Exempts non-accelerated filers, such as the Corporation, from the auditor attestation requirements on management’s assessment of internal controls.  However, the requirement of an assessment by management of the issuer’s internal controls is not affected by this amendment.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, as amended.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

We consider the allowance for loan losses to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2009 Annual Report on Form 10-K, as amended.

RESULTS OF OPERATIONS

In the second quarter of 2010, we recorded net income of $337,000, or $0.03 per diluted share, compared to net loss of $713,000 or $0.15 per share for the second quarter of 2009.

The Company’s pre-tax income totaled $357,000 in the second quarter of 2010, compared with a pre-tax loss of $1.3 million from the same period in the prior year.  The $1.7 million favorable change between quarters was primarily due to:

•	A $1.7 million decrease in the provision for loan losses;

•	A $0.9 million decrease in other-than-temporary impairment (“OTTI”) loss taken on private label securities; and

•	A $0.9 million increase in net interest income due to a higher net interest margin and level of interest earning assets.

     Partially offsetting those favorable items were:

•	A $1.6 million loss from the sale of sub-performing and nonperforming loans, compared with no losses on sales in 2009; and

•	A $0.5 million increase in OREO operations, net, primarily related to current period writedowns and loss on sales of OREO.

For the three months ended June 30, 2010, our return on average assets was 0.17% and return on average equity was 1.81%, compared to a negative return on average assets of 0.37% and a negative return on average equity of 4.89% for the same comparable period of 2009.

For the first six months of 2010, the Company’s net income totaled $0.8 million or $0.07 per diluted share, compared with a net loss of $176,000 or $0.04 per share in the comparable prior period.  For the six months ended June 30, 2010, our return on average assets was 0.20% and return on average equity was 2.14%, compared to a negative return on average assets of 0.05% and a negative return on average equity of 0.61% for the same comparable periods of 2009.

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

Net interest income totaled $6.8 million in the second quarter of 2010, up $0.9 million or 14.2% from the same period in the prior year.  The increase reflected a higher net interest margin of 3.74% in the current quarter, compared with 3.30% in the prior year quarter and a higher level of average interest-earning assets of $732.7 million in the current quarter, compared with $726.3 million in the prior year quarter.  The 44 basis point increase in the current quarter net interest margin reflected the average costs on interest-bearing liabilities decreasing more rapidly than the average yield on interest-earning assets.  The lower cost on our interest-bearing liabilities of 124 basis points resulted from a decline in our cost of deposits of 102 basis points and of borrowings of 50 basis points during the current quarter.  These lower costs were partially offset by a lower yield on our current quarter interest-earning assets primarily associated with a lower yield on investment securities of 244 basis points.  The lower yield on our investment securities was primarily due to the decision to reduce our credit risk exposure in our securities portfolio by selling private label securities with higher credit risk and replacing them with lower yielding, lower credit risk government sponsored enterprise (“GSE”) securities.  These GSE securities also enhanced our regulatory capital as they have a lower asset risk weighting than private label securities.

For the first six months of 2010, net interest income totaled $13.5 million, up $2.2 million or 19.8% from the same period in the prior year.  The increase was associated with a higher net interest margin of 3.65%, compared with 3.15% for the same period in the prior year, and a higher level of interest-earning assets, which grew by $25.9 million to $740.7 million.

The following tables present for the periods indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

•	Interest income earned from average interest-earning assets and the resultant yields; and

•	Interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

The tables also set forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	(dollars in thousands)
	Average		Average	Average		Average
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$57,575	$33	0.23%	$25,920	$14	0.22%
Federal funds sold	29	-	0.00%	6,293	4	0.25%
Investment securities	143,325	1,115	3.11%	88,022	1,222	5.55%
Loans receivable, net (1)	531,753	8,842	6.65%	606,108	10,055	6.64%
Total interest-earning assets	732,682	9,990	5.45%	726,343	11,295	6.22%
Noninterest-earning assets	42,969			34,810
Total assets	$775,651			$761,153
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$227,042	$476	0.84%	$108,113	$310	1.15%
Retail certificates of deposit	389,488	1,903	1.96%	404,281	2,965	2.94%
Wholesale/brokered certificates of deposit	2,559	7	1.10%	8,465	62	2.94%
Total interest-bearing deposits	619,089	2,386	1.55%	520,859	3,337	2.57%
FHLB advances and other borrowings	66,852	685	4.11%	166,841	1,871	4.50%
Subordinated debentures	10,310	77	3.00%	10,310	98	3.81%
Total borrowings	77,162	762	3.96%	177,151	1,969	4.46%
Total interest-bearing liabilities	696,251	3,148	1.81%	698,010	5,306	3.05%
Non-interest-bearing liabilities	4,856			4,842
Total liabilities	701,107			702,852
Stockholder equity	74,544			58,301
Total liabilities and equity	$775,651			$761,153
Net interest income		$6,842			$5,989
Net interest rate spread (2)			3.64%			3.17%
Net interest margin (3)			3.74%			3.30%
Ratio of interest-earning assets to interest-bearing liabilities			105.23%			104.06%

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	(dollars in thousands)
	Average		Average	Average		Average
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$58,663	$66	0.23%	$17,701	$18	0.21%
Federal funds sold	29	-	0.00%	6,019	8	0.27%
Investment securities	138,643	2,111	3.05%	79,946	2,001	5.01%
Loans receivable, net (1)	543,365	17,997	6.62%	611,117	20,220	6.62%
Total interest-earning assets	740,700	20,174	5.45%	714,783	22,247	6.23%
Noninterest-earning assets	43,153			34,807
Total assets	$783,853			$749,590
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$217,341	$889	0.82%	$100,768	$565	1.13%
Retail certificates of deposit	397,265	4,053	2.06%	385,977	6,269	3.28%
Wholesale/brokered certificates of deposit	3,451	25	1.46%	14,305	214	3.02%
Total interest-bearing deposits	618,057	4,967	1.62%	501,050	7,048	2.84%
FHLB advances and other borrowings	74,450	1,553	4.21%	174,723	3,732	4.31%
Subordinated debentures	10,310	152	2.97%	10,310	201	3.93%
Total borrowings	84,760	1,705	4.06%	185,033	3,933	4.29%
Total interest-bearing liabilities	702,817	6,672	1.91%	686,083	10,981	3.23%
Non-interest-bearing liabilities	6,771			5,560
Total liabilities	709,588			691,643
Stockholder equity	74,265			57,947
Total liabilities and equity	$783,853			$749,590
Net interest income		$13,502			$11,266
Net interest rate spread (2)			3.54%			3.00%
Net interest margin (3)			3.65%			3.15%
Ratio of interest-earning assets to interest-bearing liabilities			105.39%			104.18%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

        Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);

•	Changes in interest rates (changes in interest rates multiplied by prior volume); and

•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to			Compared to
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Increase (Decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$1	$18	$19	$2	$46	$48
Federal funds sold	(2)	(2)	(4)	(4)	(4)	(8)
Investment securities	(676)	569	(107)	(983)	1,093	110
Loans receivable, net	30	(1,243)	(1,213)	31	(2,254)	(2,223)
Total interest-earning assets	$(647)	$(658)	$(1,305)	$(954)	$(1,119)	$(2,073)
Interest-bearing liabilities
Transaction accounts	$(102)	$268	$166	$(185)	$509	$324
Retail certificates of deposit	(958)	(104)	(1,062)	(2,394)	178	(2,216)
Wholesale/brokered certificates of deposit	(26)	(29)	(55)	(76)	(113)	(189)
FHLB advances and other borrowings	(151)	(1,035)	(1,186)	(85)	(2,094)	(2,179)
Subordinated debentures	(21)	-	(21)	(49)	-	(49)
Total interest-bearing liabilities	$(1,258)	$(900)	$(2,158)	$(2,789)	$(1,520)	$(4,309)
Change in net interest income	$611	$242	$853	$1,835	$401	$2,236

Provision for Loan Losses

During the second quarter of 2010, the provision for loan losses totaled $0.6 million, a decrease of $1.7 million from the second quarter of 2009.  Net loan charge offs amounted to $0.6 million for the second quarter of 2010, a decrease of $1.0 million from the same period in the prior year.  The current period loan charge offs relate to the continued general economic weakness in the California economy, as reflected in high unemployment figures, sluggish commercial real estate markets and other economic factors, which adversely affect our borrowers, our borrowers’ businesses and the collateral securing our loans.

For the first six months of 2010, the provision for loan losses totaled $1.7 million and net loan charge-offs were $1.4 million.  This compares with a $3.5 million provision for loan losses and net charge-offs of $2.3 million for the same period a year ago.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

Our noninterest loss increased $0.7 million from $328,000 in the second quarter of 2009 to $1.0 million in the second quarter of 2010.  This unfavorable change between second quarters was primarily due to a $1.6 million loss on the sale of $8.5 million of non-owner and owner occupied commercial real estate loans and multi-family loans in 2010, compared with no sales activity in 2009.  This loss was partially offset by a decrease in net OTTI charges of $0.9 million for the second quarter of 2010, compared to the same period in the prior year.  The OTTI charges in both quarters were on private label securities we received when we redeemed our shares in certain mutual funds in 2008.

For the first six months of 2010, noninterest loss totaled $1.8 million, compared with income of $302,000 from the same period a year ago.  The $2.1 million unfavorable change was primarily related to a $2.6 million loss on the sale of $11.8 million of essentially all delinquent loans, partially offset by an improvement in OTTI charges of $0.5 million.

Noninterest Expense

Noninterest expense totaled $4.8 million in the second quarter of 2010, up $216,000 or 4.7% from the same period in the prior year.  The increase primarily related to higher costs within OREO operations, net of $0.5 million, due primarily to write downs of $278,000 and losses on sales of $165,000 in the current quarter, compared to no activity in either category in the prior year quarter.  This increase was partially offset by a decrease in FDIC insurance premiums of $224,000.

For the first six months of 2010, noninterest expense totaled $9.1 million, up $0.6 million or 7.1% from the same period in the prior year.  The increase primarily related to higher costs within OREO operations, net of $0.8 million, due primarily to write downs of $0.5 million and losses on sales of $191,000 in the first six months of 2010, compared to no activity in either category in the first six months of 2009.  This increase was partially offset by a decrease in FDIC insurance premiums of $162,000.

Income Taxes

For the three months ended June 30, 2010, we had a tax provision of $20,000, compared to a tax benefit of $592,000 for the same period in 2009.  The change in income taxes was primarily due to a favorable change in net income (loss) before taxes of $1.7 million. For the six months ended June 30, 2010, we had a tax provision of $120,000, compared to a tax benefit of $312,000 for the same period in 2009.  The change in income taxes for the year-to-date periods was primarily due to a favorable change in net income (loss) before taxes of $1.4 million.   At June 30, 2010, we had no valuation allowance against our deferred tax asset of $11.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

         At June 30, 2010, assets totaled $797.2 million, up $8.8 million or 1.1% from June 30, 2009, but down $10.1 million or 1.2% from December 31, 2009.  The decrease in the first half of 2010 was primarily due to a decrease in cash and cash equivalents of $25.0 million and loans held for investment, net of $23.6 million, partially offset by an increase in investment securities available for sale of $40.1 million.

Loans

At June 30, 2010, net loans held for investment totaled $543.0 million, down $52.4 million or 8.8% from June 30, 2009 and $23.6 million or 4.2% from December 31, 2009.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2010			December 31, 2009			June 30, 2009
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$258,021	46.4%	6.17%	$278,744	48.4%	6.20%	$284,611	47.1%	6.22%
Commercial non-owner occupied	136,053	24.5%	6.82%	149,577	26.0%	6.84%	154,104	25.5%	6.99%
One-to-four family (1)	14,243	2.6%	6.69%	8,491	1.5%	8.25%	8,698	1.5%	8.34%
Land	-	0.0%	0.00%	-	0.0%	0.00%	2,082	0.4%	0.00%
Business loans:
Commercial owner occupied (2)	108,465	19.5%	6.56%	103,019	17.9%	7.11%	107,149	17.7%	7.08%
Commercial and industrial	33,743	6.1%	6.56%	31,109	5.4%	6.98%	41,628	6.9%	7.49%
SBA	3,346	0.6%	5.87%	3,337	0.5%	5.73%	3,842	0.6%	5.69%
Other loans	1,869	0.3%	1.87%	1,991	0.3%	1.33%	1,824	0.3%	1.62%
Total gross loans	555,740	100.0%	6.43%	576,268	100.0%	6.58%	603,938	100.0%	6.65%
Less loans held for sale	-			-			635
Total gross loans held for investment	555,740			576,268			603,303
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,548)			(779)			(706)
Allowance for loan losses	(9,169)			(8,905)			(7,158)
Loans held for investment, net	$543,023			$566,584			$595,439

(1) Includes second trust deeds.
(2) Secured by real estate.

Gross loans held for investment totaled $555.7 million at June 30, 2010, compared to $603.3 million at June 30, 2009 and $576.3 million at December 31, 2009.  The decrease of $20.5 million since December 31, 2009 was primarily due to loan sales of $22.8 million, principal repayments of $34.3 million and OREO acquired in the settlement of loans of $3.5 million, which was partially offset by loan purchases of $21.0 million and originations of $16.3 million and the net change in undisbursed loan funds of $4.3 million.  Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell performing CRE loans to reduce their concentration in the loan portfolio.  In accordance with that strategy, during the first half of 2010, $11.0 million of commercial non-owner occupied and multi-family loans were sold at par.  In addition, we sold a aggregate of $11.8 million of sub-performing and nonperforming loans at a recorded loss of $2.6 million during the first six month of 2010. These sold loans were predominately CRE non-owner occupied and multi-family loans.  The sale of these loans was part of our loss mitigation strategy to minimize losses in our loan portfolio. From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(in thousands)
Beginning balance gross loans	$576,268	$628,767
Loans originated:
Real estate loans:
Multi-family	-	4,051
Business loans:
Commecial and industrial	11,065	3,465
SBA	600	-
Other loans	4,671	1,065
Total loans originated	16,336	8,581
Loans purchased:
Commercial owner occupied	18,251	-
Commecial and industrial	363	-
One-to-four family	2,398	-
Total loans purchased	21,012	-
Total loan production	37,348	8,581
Principal repayments	(34,274)	(35,936)
Change in undisbursed loan funds	4,326	5,813
Sales of loans	(22,797)	-
Charge-offs	(1,601)	(2,258)
Transfer to other real estate owned	(3,530)	(1,029)
Net decrease in gross loans	(20,528)	(24,829)
Ending balance gross loans	$555,740	$603,938

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our multi-family and commercial real estate loans and our commercial owner occupied loans at the date indicated:

	June 30, 2010
			Weighted	Weighted
	Number		Average	Average Months
	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less (1)	229	$217,952	6.22%	3.22
Over 1 Year to 3 Years	123	143,190	6.75%	24.67
Over 3 Years to 5 Years	33	43,171	6.55%	47.14
Over 5 Years to 7 Years	11	13,043	7.13%	74.58
Over 7 Years to 10 Years	13	10,493	6.45%	94.46
Total adjustable	409	$427,849	6.43%	19.24
Fixed	98	74,690	6.26%
Total	507	$502,539	6.43%

(1) Includes three and five-year hybrid loans that have reached their initial repricing date.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2010, loans delinquent 30 or more days as a percentage of total gross loans was 0.39%, down from 1.65% at year-end 2009 and from 2.02% at June 30, 2009.  The improvement in the ratio during 2010 was primarily from the sale of $10.8 million of delinquent commercial real estate and multi-family loans.

The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At June 30, 2010
Real estate loans:
One-to-four family	2	$69	-	$-	3	$66	5	$135
Business loans:
Commercial owner occupied	-	-	-	-	2	957	2	957
Commercial and industrial	-	-	-	-	1	37	1	37
SBA	1	238	-	-	6	780	7	1,018
Total	3	$307	-	$-	12	$1,840	15	$2,147
Delinquent loans to total gross loans		0.06%		0.00%		0.33%		0.39%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,149	-	$-	3	$2,073	4	$5,222
Commercial non-owner occupied	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	45	-	-	4	97	7	142
Business loans:
Commercial owner occupied	-	-	-	-	2	996	2	996
SBA	1	69	1	52	3	463	5	584
Other	1	19	-	-	-	-	1	19
Total	7	$3,976	1	$52	13	$5,480	21	$9,508
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

At June 30, 2009
Real estate loans:
Multi-family	-	$-	-	$-	1	$2,227	1	$2,227
Commercial non-owner occupied	-	-	-	-	2	2,807	2	2,807
One-to-four family	4	114	1	14	5	111	10	239
Land	-	-	-	-	1	2,082	1	2,082
Business loans:
Commercial owner occupied	-	-	1	434	3	1,522	4	1,956
Commercial and industrial	1	201	1	1,909	-	-	2	2,110
SBA	1	149	-	-	5	650	6	799
Total	6	$464	3	$2,357	17	$9,399	26	$12,220
Delinquent loans to total gross loans		0.08%		0.39%		1.56%		2.02%

(1) All 90 day or greater delinquency are on nonaccrual status and are reported as part of nonperforming loans.

Allowance for Loan Losses.  The allowance for loan losses represents an estimate of probable losses inherent in our loan portfolio and is determined by applying a systematically derived loss factor to individual segments of the loan portfolio.  The adequacy and appropriateness of the allowance for loan losses and the individual loss factors is reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2009 Annual Report on Form 10-K, as amended.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the allowance for loan losses.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

         At June 30, 2010, the Company’s allowance for loan losses was $9.2 million, an increase of $2.0 million from the year ago quarter end and an increase of $264,000 from year-end 2009.  At June 30, 2010, given the composition of our loan portfolio, the allowance for loan losses was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s allowance for loan losses and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2010			December 31, 2009			June 30, 2009
Balance at End of Period Applicable to	Amount	Alowance as a % of Category Total	% of Loans in Category toTotal Loans	Amount	Alowance as a % of Category Total	% of Loans in Category toTotal Loans	Amount	% of Loans in Category toTotal Loans	% of Loans in Category toTotal Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$3,021	1.2%	46.4%	$3,350	1.2%	48.4%	$2,274	0.8%	47.1%
Commercial non-owner occupied	1,743	1.3%	24.5%	1,585	1.1%	26.0%	2,243	1.5%	25.5%
One-to-four family	200	1.4%	2.6%	269	3.2%	1.5%	388	4.5%	1.5%
Land		--	0.0%	-	--	0.0%		--	0.4%
Business loans:
Commercial owner occupied	1,055	1.0%	19.5%	897	0.9%	17.9%	-	0.0%	17.7%
Commercial and industrial	2,077	6.2%	6.1%	2,384	7.7%	5.4%	2,247	5.4%	6.9%
SBA	161	4.8%	0.6%	323	9.7%	0.5%	-	0.0%	0.6%
Other Loans	11	0.6%	0.3%	2	0.1%	0.3%	6	0.3%	0.3%
Unallocated	901	--	--	95	--	--	-	--	--
Total	$9,169	--	100.0%	$8,905	--	100.0%	$7,158	--	100.0%

        The current year increase in the allowance for loan losses was primarily due to the provision for loan losses of $1.7 million, partially offset by net loan charge-offs of $1.4 million, which were down from the $0.8 million recorded in the first six months of 2009.  The increase in the allowance for loan losses from December 31, 2009 was attributed to the continued slow economic growth in the economy, especially in Southern California.  At June 30, 2010, the allowance for loan losses as a percentage of total loans increased to 1.66% from 1.55% at December 31, 2009, while the allowance for loan losses as a percent of nonperforming loans increased to 472.14% from 88.94% at December 31, 2009.

         The following table sets forth the activity within the Company’s allowance for loan losses in each of the loan categories listed for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance, beginning of period	$9,169	$6,396	$8,905	$5,881
Provision for loan losses	639	2,374	1,695	3,534
Charge-offs:
Real estate:
Multi-family	-	515	334	515
Commercial non-owner occupied	405	59	405	59
One-to-four family	97	26	107	125
Business loans:
Commercial and industrial	-	550	515	906
SBA	240	-	240	227
Other loans	-	468	-	468
Total charge-offs	742	1,618	1,601	2,300
Recoveries :
Real estate:
One-to-four family	2	2	22	23
Business loans:
Commercial owner occupied	10	-	10	-
SBA	88	-	131	12
Other loans	3	4	7	8
Total recoveries	103	6	170	43
Net loan charge-offs	639	1,612	1,431	2,257
Balance at end of period	$9,169	$7,158	$9,169	$7,158

Ratios:
Net charge-offs to average total loans, net	0.48%	1.06%	0.53%	0.74%
Allowance for loan losses to gross loans at end of period	1.66%	1.19%	1.66%	1.19%

Investment Securities Available for Sale

Investment securities available for sale totaled $163.5 million at June 30, 2010, up from $81.8 million at June 30, 2009, and $123.4 million at December 31, 2009.  The increase in the current year of $40.1 million or 32.5% was primarily due to purchases of investment securities of $106.0 million, partially offset by the sale of securities totaling $60.8 million and principal received of $6.3 million.  As part of our strategy to reduce our risk profile, we used excess cash from loans sales and deposit growth to purchase investment securities, which were predominately government sponsored enterprises (“GSE”) mortgage-backed securities.  At June 30, 2010, the investment securities available for sale consisted of $136.5 million of GSE mortgage-backed securities, $22.0 million of municipal bonds, $4.8 million of private label mortgage-backed securities and $160,000 in U.S. Treasury securities.  Within our private label securities, 30 or $0.9 million were rated as investment grade while 55 or $3.9 million were rated as below investment grade, which is any rating below “BBB”.  All of our private label mortgage-backed securities were acquired when we redeemed our shares in certain mutual funds in 2008.

The following table sets forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities held for sale portfolio at the dates indicated:

	June 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury	$147	$13	$-	$160
Municipal bonds	21,861	189	(15)	22,035
Mortgage-backed securities:
Government Sponsored Enterprise	135,609	1,017	(147)	136,479
Private label securities	6,775	97	(2,076)	4,796
Total securities available for sale	$164,392	$1,316	$(2,238)	$163,470
FHLB stock	$12,258	$-	$-	$12,258
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	$14,277	$-	$-	$14,277
Total securities	$178,669	$1,316	$(2,238)	$177,747

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale:
U.S. Treasury	$148	$6	$-	$154
Municipal bonds	17,918	200	(153)	17,965
Mortgage-backed securities:
Government Sponsored Enterprise	100,104	244	(738)	99,610
Private label securities	8,196	63	(2,581)	5,678
Total securities available for sale	$126,366	$513	$(3,472)	$123,407
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$140,696	$513	$(3,472)	$137,737

	June 30, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Securities available for sale
U.S. Treasury	$148	$7	$-	$155
Government Sponsored Enterprise	46,762	700	(89)	47,373
Mortgage-backed securities:
Private label securities	38,511	330	(4,590)	34,251
Total securities available for sale	$85,421	$1,037	$(4,679)	$81,779
FHLB stock	$12,731	$-	$-	$12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	$14,330	$-	$-	$14,330
Total securities	$99,751	$1,037	$(4,679)	$96,109

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2010
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$79	3.53%	$81	4.15%	$-	0.00%	$160	3.84%
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	22,035	4.34%	22,035	4.34%
Mortgage-backed securities:
Government Sponsored Enterprise	-	0.00%	33	5.97%	162	5.36%	136,284	3.38%	136,479	3.39%
Private label securities	-	0.00%	-	0.00%	-	0.00%	4,796	6.30%	4,796	6.30%
Total investment securities available for sale	-	0.00%	112	4.25%	243	4.96%	163,115	3.60%	163,470	3.63%
Stock:
FHLB	12,258	0.00%	-	0.00%	-	0.00%	-	0.00%	12,258	0.00%
Federal Reserve Bank	2,019	6.04%	-	0.00%	-	0.00%	-	0.00%	2,019	6.04%
Total stock	14,277	0.85%	-	0.00%	-	0.00%	-	0.00%	$14,277	0.85%
Total securities	$14,277	0.85%	$112	4.25%	$243	4.96%	$163,115	3.60%	$177,747	3.41%

Each quarter, we review individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an OTTI write down is recorded against the security and a loss recognized.

In determining if a security has an OTTI loss, we review downgrades in credit ratings and the length of time and extent that the fair value has been less than the cost of the security.  We estimate OTTI losses on a security primarily through:

•
An evaluation of the present value of estimated cash flows from the security using the current yield to accrete beneficial interest and including assumptions in the prepayment rate, default rate, delinquencies, loss severity and percentage of nonperforming assets;

•	An evaluation of the estimated payback period to recover principal;
•	An analysis of the credit support available in the underlying security to absorb losses; and
•	A review of the financial condition and near term prospects of the issuer.

During the quarter ended June 30, 2010, we took a net $330,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired.  For the six months ended June 30, 2010, OTTI charges were $0.7 million, compared to $1.2 million of OTTI charges during the same period last year.  These impaired private label mortgage-backed securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss (“AOCL”) during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	June 30, 2010				June 30, 2009

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Loss in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Loss in AOCL
(dollars in thousands)
B	-	$-	$-	$-	1	$29	$15	$-
BB	-	-	-	-	1	27	43	-
Caa3	-	-	-	-	2	292	141	139
Ca	-	-	-	-	3	57	207	-
C	4	240	76	4	2	296	143	-
CC	3	127	104	136	1	25	195	-
CCC	3	87	126	118	6	231	459	53
D	2	204	24	60	-	-	-	-
	12	$658	$330	$318	16	$957	$1,203	$192

	Six Months Ended				Six Months Ended
	June 30, 2010				June 30, 2009

Rating	Number	Fair Value	OTTI credit loss	Non Credit Loss in AOCL	Number	Fair Value	OTTI credit loss	Non Credit Loss in AOCL
(dollars in thousands)
B	-	$-	$-	$-	1	$29	$15	$-
BB	-	-	-	-	1	27	43	-
Caa3	-	-	-	-	2	292	141	139
Ca	-	-	-	-	3	57	207	-
C	6	256	222	15	2	296	143	-
CC	4	138	217	241	1	25	195	-
CCC	3	87	126	118	6	231	457	53
D	2	204	91	60	-	-	-	-
	15	$685	$656	$434	16	$957	$1,201	$192

The largest OTTI credit loss for any single debt security in the tables above was $115,000.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $3.8 million or 0.48% of total assets at June 30, 2010, compared to $13.4 million or 1.70% of total assets at June 30, 2009 and $13.4 million or 1.66% of total assets as of December 31, 2009.  The decline in nonperforming assets for the first six months of 2010 was primarily due to sales of nonperforming loans of $7.2 million, net loan charge offs of $1.4 million, OREO sales of $4.5 million and OREO property write downs of $0.5 million.  These declines in nonperforming assets were partially offset by additions to nonperforming loans of $4.9 million as the weak California economy continues to affect our borrowers.  At June 30, 2010, nonperforming assets consisted of $1.9 million of nonaccrual loans and $1.9 million of OREO. Within OREO, we had one commercial land property of $1.9 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30,	December 31,	June 30,
	2010	2009	2009
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$-	$5,223	$2,226
Commercial non-owner occupied	-	1,851	5,838
One-to-four family	85	107	111
Business loans:
Commercial owner occupied	957	996	1,523
Commercial and industrial	37	955	1,919
SBA (1)	863	880	723
Total nonaccrual loans	1,942	10,012	12,340
Other real estate owned	1,860	3,380	1,026
Total nonperforming assets, net	$3,802	$13,392	$13,366

Allowance for loan losses	$9,169	$8,905	$7,158
Allowance for loan losses as a percent of total nonperforming loans, gross	472.14%	88.94%	58.01%
Nonperforming loans as a percent of gross loans receivable (2)	0.35%	1.74%	2.05%
Nonperforming assets as a percent of total assets	0.48%	1.66%	1.70%

(1) The SBA totals include the guaranteed amount, which was $377,000 as of June 30, 2010, $341,000 as of December 31, 2009, and $346,000 as of June 30, 2009.
(2) Gross loans include loans receivable held for investment and held for sale.

Liabilities and Stockholders’ Equity

Total liabilities were $721.7 million at June 30, 2010, compared to $730.4 million at June 30, 2009 and $733.8 million at December 31, 2009.  The decrease during 2010 was primarily due to a decrease in FHLB advances and other borrowings of $25.0 million, which was partially offset by increases in total deposits of $13.3 million.

Deposits.  Total deposits were $632.0 million at June 30, 2010, up $82.9 million or 15.1% from June 30, 2009 and up $13.3 million or 2.2% from year-end 2009.  The increase in deposits during 2010 was primarily due to an increase in interest bearing transaction accounts of $37.0 million and noninterest bearing transaction accounts of $5.1 million, partially offset by a reduction in retail certificates of deposit accounts of $25.2 million. At June 30, 2010, we had a minimal amount of wholesale deposits and no brokered deposits.  At June 30, 2010, the loan to deposit ratio was 87.4%, down from 93.0% at December 31, 2009 and 109.7% at June 30, 2009.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2010			December 31, 2009			June 30, 2009
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$38,973	6.2%	0.00%	$33,885	5.5%	0.00%	$33,713	6.1%	0.00%
Interest bearing checking	19,174	3.0%	0.34%	22,406	3.6%	0.39%	23,648	4.3%	0.94%
Money market	105,380	16.7%	0.95%	77,687	12.6%	1.17%	36,796	6.7%	1.67%
Regular passbook	74,352	11.8%	1.11%	61,779	9.9%	1.33%	29,162	5.3%	1.67%
Total transaction accounts	237,879	37.6%	0.77%	195,757	31.6%	0.93%	123,319	22.5%	1.09%
Certificates of deposit accounts:
Less than 1.00%	55,037	8.7%	0.42%	30,867	5.0%	0.82%	1,779	0.3%	0.94%
1.00 - 1.99	112,364	17.8%	1.75%	91,207	14.7%	1.63%	48,780	8.9%	1.79%
2.00 - 2.99	222,930	35.3%	2.32%	292,689	47.3%	2.44%	290,323	52.9%	2.44%
3.00 - 3.99	1,022	0.2%	3.28%	3,427	0.6%	3.29%	40,983	7.5%	3.46%
4.00 - 4.99	1,600	0.3%	4.44%	3,463	0.6%	4.40%	41,998	7.6%	4.33%
5.00 and greater	1,211	0.2%	5.30%	1,324	0.2%	5.34%	1,925	0.4%	5.90%
Total certificates of deposit accounts	394,164	62.4%	1.91%	422,977	68.4%	2.18%	425,788	77.5%	2.66%
Total deposits	$632,043	100.0%	1.49%	$618,734	100.0%	1.79%	$549,107	100.0%	2.31%

Borrowings.  At June 30, 2010, total borrowings amounted to $76.8 million, down $100.0 million or 56.6% from June 30, 2009 and $25.0 million or 24.6% from December 31, 2009.  At June 30, 2010, total borrowings represented 9.6% of total assets and were comprised of the following:

•
One FHLB term borrowing of $38.0 million at an interest rate of 4.92% maturing in November 2010, collateralized by pledges of certain real estate loans with an aggregate principal balance of $439.3 million and FHLB stock totaling $12.3 million;

•	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $43.7 million of GSE mortgage backed securities; and

•	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.05%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2010		December 31, 2009		June 30, 2009
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$38,000	4.92%	$63,000	4.90%	$138,000	4.92%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	2.43%
Subordinated debentures	10,310	3.05%	10,310	3.00%	10,310	3.88%
Total borrowings	$76,810	3.97%	$101,810	4.19%	$176,810	4.46%

Weighted average cost of borrowings during the quarter	3.96%		4.40%		4.46%
Borrowings as a percent of total assets	9.6%		12.6%		22.4%

Stockholders’ Equity.  Total equity was $75.5 million as of June 30, 2010, up from $58.0 million at June 30, 2009 and $73.5 million at December 31, 2009.  The current year increase of $2.0 million was primarily due to an increase in the accumulated adjustment to stockholders’ equity of $1.2 million as a result of an increase in the unrealized value of our investment portfolio and net income of $0.8 million.  The increase in total equity from the end of the second quarter of 2009 to the end of the second quarter of 2010 was primarily due to a successful capital raise in the fourth quarter of 2009, whereby the Company raised gross proceeds of $15.5 million from the sale of 5,030,385 shares of common stock at a public offering price of $3.25 per share.  At June 30, 2010, the Company’s tangible common equity to total assets ratio was 9.47%.  Our basic book value per share increased to $7.52 at June 30, 2010 from $7.33 at December 31, 2009.  Our diluted book value per share increased to $6.92 at June 30, 2010 from $6.75 at December 31, 2009, reflecting an annualized increase of 5.0%

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are deposits, advances from the FHLB and other borrowings, principal and interest payments on loans, and income from investments. While maturities and scheduled amortization of loans are a predictable source of funds, deposit inflows and outflows as well as loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.

Our primary sources of funds generated during the first six months of 2010 were from:

•	Proceeds of $67.1 million from the sale and principal payments on securities available for sale;

•	Proceeds of $54.4 million from the sale and principal payments on loans held for investment; and

•	An increase in deposits of $13.3 million from an increase in our transaction accounts.

We used these funds to:

•	Purchase of $106.0 million of securities available for sale;

•	Purchase and originate loans held for investment of $34.2 million; and

•	Reduce FHLB advances by $25.0 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $34.7 million and the market value of our investment securities available for sale totaled $163.5 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2010, the maximum amount we could borrow through the FHLB was $343.4 million, of which $256.6 million was available for borrowing based on collateral pledged of $439.3 million in real estate loans and $12.3 million of FHLB Stock.  At June 30, 2010, we had $218.6 million of available funds to borrow based on our current pledged assets. In addition, the Bank had unsecured lines of credit aggregating to $41.8 million at June 30, 2010, which consisted of $37.0 million with other financial institutions from which to draw funds and $4.8 million with the Federal Reserve Bank. At June 30, 2010, no funds were drawn against these lines.  For the quarter ended June 30, 2010, our average liquidity ratio was 20.23%, up from a ratio 13.43 % for the same period in 2009.

To the extent that 2010 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

Contractual Obligations and Off-Balance Sheet Commitments

Contractual Obligations:  The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs.

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$38,000	$-	$-	$-	$38,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	171,279	211,870	10,260	755	394,164
Operating leases	651	1,216	1,207	3,006	6,080
Total contractual cash obligations	$209,930	$213,086	$11,467	$42,571	$477,054

Off-Balance Sheet Commitments:  We utilize off-balance sheet commitments in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate real estate, business and other loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and investment securities for portfolio. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2010, we had commitments to extend credit on existing lines of credit of $17.2 million, compared to $13.0 million at December 31, 2009.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$-	$966	$966
Commercial lines of credit	13,746	1,376	150	752	16,024
Other lines of credit	111	68	-	10	189
Standby letters of credit	1,000	8	-	-	1,008
Total commitments	$14,857	$1,452	$150	$1,728	$18,187

Regulatory Capital Compliance

The Company owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher.  At June 30, 2010, the Bank exceeded the “well capitalized” standards as indicated in the table below.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table at the dates indicated:

	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2010
Bank:
Regulatory capital	$79,375	10.30%	$79,375	13.88%	$86,551	15.13%
Adequately capitalized requirement	30,827	4.00%	22,881	4.00%	45,763	8.00%
Well capitalized requirement	38,533	5.00%	34,322	6.00%	57,204	10.00%
Consolidated regulatory capital	80,484	10.44%	80,484	13.95%	87,720	15.20%

December 31, 2009
Bank:
Regulatory capital	$78,463	9.72%	$78,463	13.30%	$85,855	14.55%
Adequately capitalized requirement	32,300	4.00%	23,600	4.00%	47,201	8.00%
Well capitalized requirement	40,375	5.00%	35,401	6.00%	59,001	10.00%
Consolidated regulatory capital	79,801	9.89%	79,801	13.41%	87,256	14.67%

June 30, 2009
Bank:
Regulatory capital	$64,491	8.50%	$64,491	10.68%	$71,649	11.87%
Adequately capitalized requirement	30,336	4.00%	24,150	4.00%	48,300	8.00%
Well capitalized requirement	37,920	5.00%	36,225	6.00%	60,375	10.00%
Consolidated regulatory capital	64,914	8.56%	64,914	10.67%	72,072	11.85%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2009.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2009 Annual Report on Form 10-K, as amended.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in our 2009 Annual Report on Form 10-K, as amended.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

The following risk factor is in addition to the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, as amended, previously filed with the SEC.

Recent enactment of broad financial reform legislation provides for new regulations affecting many aspects of our operations and, depending on the final regulations promulgated under this new law, may adversely impact our profitability and operations.

The U.S. Congress approved the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; and (6) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Among the Dodd-Frank Act’s significant regulatory reforms is the creation a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services.  The potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies and higher deposit insurance premiums; and

•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for the U.S. Congress, which may result in additional legislative or regulatory action.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.  The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices or otherwise adversely affect our business.

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

PACIFIC PREMIER BANCORP, INC.,

August 12, 2010	By:	/s/ Steven R. Gardner
Date                                                                                             Steven R. Gardner
 President and Chief Executive Officer
 (principal executive officer)

August 12, 2010	/s/ Kent J. Smith
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