Form 10-Q
period 2010-09-30
PACIFIC PREMIER BANCORP INC
filed 2010-11-05
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant's common stock as of November 5, 2010 was 10,033,836.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At September 30, 2010 (unaudited), December 31, 2009 (audited) and September 30, 2009 (unaudited)

Consolidated Statements of Operations:For the three and nine months ended September 30, 2010 and 2009 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:For the three and nine months ended September 30, 2010 and 2009 (unaudited)

Consolidated Statements of Cash Flows:For the three and nine months ended September 30, 2010 and 2009 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4T.Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	September 30,	December 31,	September 30,
ASSETS	2010	2009	2009
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$51,267	$59,677	$115,662
Federal funds sold	29	29	30
Cash and cash equivalents	51,296	59,706	115,692
Investment securities available for sale	172,181	123,407	101,686
FHLB stock/Federal Reserve Bank stock, at cost	13,805	14,330	14,330
Loans held for investment	552,454	575,489	584,614
Allowance for loan losses	(9,170)	(8,905)	(8,107)
Loans held for investment, net	543,284	566,584	576,507
Accrued interest receivable	3,556	3,520	3,346
Other real estate owned	1,700	3,380	3,644
Premises and equipment	8,358	8,713	8,928
Deferred income taxes	10,346	11,465	10,981
Bank owned life insurance	12,323	11,926	11,792
Other assets	4,471	4,292	959
TOTAL ASSETS	$821,320	$807,323	$847,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$51,798	$33,885	$33,098
Interest bearing:
Transaction accounts	198,788	161,872	128,493
Retail certificates of deposit	404,232	417,377	438,545
Wholesale/brokered certificates of deposit	1,973	5,600	6,246
Total deposits	656,791	618,734	606,382
FHLB advances and other borrowings	66,500	91,500	166,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	9,175	13,277	6,357
TOTAL LIABILITIES	742,776	733,821	789,549
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,033,836 shares at September 30, 2010 and December 31, 2009, and 5,003,451 shares at September 30, 2009 issued and outstanding	100	100	49
Additional paid-in capital	79,933	79,907	64,648
Accumulated deficit	(2,126)	(4,764)	(4,487)
Accumulated other comprehensive income (loss), net of tax (benefit) of $446 at September 30, 2010, ($1,218) at December 31, 2009, and ($1,324) at September 30, 2009	637	(1,741)	(1,894)
TOTAL STOCKHOLDERS’ EQUITY	78,544	73,502	58,316
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$821,320	$807,323	$847,865

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
INTEREST INCOME
Loans	$9,196	$9,612	$27,193	$29,832
Investment securities and other interest-earning assets	1,284	1,145	3,461	3,172
Total interest income	10,480	10,757	30,654	33,004
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	416	378	1,305	943
Interest on certificates of deposit	1,886	2,667	5,964	9,150
Total interest-bearing deposits	2,302	3,045	7,269	10,093
FHLB advances and other borrowings	693	1,870	2,246	5,602
Subordinated debentures	83	89	235	290
Total interest expense	3,078	5,004	9,750	15,985
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,402	5,753	20,904	17,019
PROVISION FOR LOAN LOSSES	397	2,001	2,092	5,535
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,005	3,752	18,812	11,484
NONINTEREST INCOME
Loan servicing fees	122	117	334	402
Deposit fees	207	215	603	638
Net loss from sales of loans	(37)	7	(2,677)	7
Net gain from sales of investment securities	388	19	762	322
Other-than-temporary impairment loss on investment securities, net	(252)	(399)	(908)	(1,600)
Other income	246	297	796	789
Total noninterest income (loss)	674	256	(1,090)	558
NONINTEREST EXPENSE
Compensation and benefits	2,070	1,954	6,135	6,040
Premises and occupancy	671	628	1,942	1,942
Data processing and communications	181	143	594	471
Other real estate owned operations, net	195	198	1,027	197
FDIC insurance premiums	383	274	1,065	1,118
Legal and audit	426	165	815	645
Marketing expense	213	164	570	508
Office and postage expense	158	78	409	247
Other expense	512	515	1,382	1,473
Total noninterest expense	4,809	4,119	13,939	12,641
NET INCOME (LOSS) BEFORE INCOME TAX	2,870	(111)	3,783	(599)
INCOME TAX (BENEFIT)	1,025	(104)	1,145	(416)
NET INCOME (LOSS)	$1,845	$(7)	$2,638	$(183)

EARNINGS (LOSS) PER SHARE
Basic	$0.18	$-	$0.26	$(0.04)
Diluted	$0.17	$-	$0.24	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,033,836	5,003,451	10,033,836	4,919,385
Diluted	11,025,345	5,003,451	11,035,467	4,919,385

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(dollars in thousands)
(unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				2,638		$2,638	2,638
Unrealized holding gains on securities arising during the period, net of tax						2,293
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						85
Net unrealized gain on securities, net of tax					2,378	2,378	2,378
Total comprehensive income						$5,016
Share-based compensation expense			26				26
Balance at September 30, 2010	10,033,836	$100	$79,933	$(2,126)	$637		$78,544

Balance at December 31, 2008	4,903,451	$49	$64,679	$(4,304)	$(2,876)		$57,548
Comprehensive Income:
Net loss				(183)		$(183)	(183)
Unrealized holding gains on securities arising during the period, net of tax						691
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						291
Net unrealized gain on securities, net of tax					982	982	982
Total comprehensive income						$799
Share-based compensation expense			204				204
Warrants exercised	200,000	2	148				150
Common stock repurchased and retired	(100,000)	(2)	(383)				(385)
Balance at September 30, 2009	5,003,451	$49	$64,648	$(4,487)	$(1,894)		$58,316

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,638	$(183)
Adjustments to net income (loss):
Depreciation and amortization expense	740	765
Provision for loan losses	2,092	5,535
Share-based compensation expense	26	203
Loss on sale and disposal of premises and equipment	30	25
Loss (gain) on sale of other real estate owned	191	(7)
Write down of other real estate owned	698	164
Amortization of premium/discounts on securities held for sale, net	457	235
Gain on sale of loans held for sale	-	(7)
Gain on sale of investment securities available for sale	(762)	(322)
Other-than-temporary impairment loss on investment securities, net	908	1,600
Loss on sale of loans held for investment	2,677	-
Proceeds from the sales of and principal payments from loans held for sale	-	675
Deferred income tax provision (benefit)	1,119	(477)
Change in accrued expenses and other liabilities, net	(4,102)	(1,287)
Federal Home Loan Bank stock dividend	-	(54)
Income from bank owned life insurance, net	(397)	(397)
Change in accrued interest receivable and other assets, net	(1,442)	346
Net cash provided by operating activities	4,873	6,814

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	113,225	51,142
Net change in undisbursed loan funds	(27,031)	(2,496)
Purchase and origination of loans held for investment	(71,198)	(11,017)
Proceeds from sale of other real estate owned	4,355	45
Principal payments on securities available for sale	11,290	11,153
Purchase of securities available for sale	(135,123)	(147,502)
Proceeds from sale or maturity of securities available for sale	78,031	92,456
Purchases of premises and equipment	(414)	(80)
Purchase of Federal Reserve Bank stock	(420)	-
Redemption of Federal Home Loan Bank of San Francisco stock	945	-
Net cash used in investing activities	(26,340)	(6,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	38,057	149,254
Repayment of FHLB advances and other borrowings	(25,000)	(43,400)
Repurchase of common stock	-	(384)
Net cash provided by financing activities	13,057	105,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,410)	105,985
CASH AND CASH EQUIVALENTS, beginning of period	59,706	9,707
CASH AND CASH EQUIVALENTS, end of period	$51,296	$115,692

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$9,740	$16,054
Income taxes paid	$1,035	$810

NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$104

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$3,564	$3,806
Investment securities available for sale purchased and not settled	$2,081	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, December 31, 2009, and September 30, 2009 and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three and nine months ended September 30, 2010 and 2009.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2010.

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

Note 2 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 6 – Fair Value Disclosures.  These new disclosure requirements were effective for the period ended September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Future Application of Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption will have no impact on the Company’s statements of income or condition.

Note 3 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.28% per annum as of September 30, 2010.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 4 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for 505,057 shares of common stock for the three months ended September 30, 2010 and stock options exercisable for 565,935 shares of common stock for the three months ended September 30, 2009 were not included in the computation of earnings per share because their exercise price exceeded the average market price during the respective periods.  Stock options exercisable for 494,935 shares of common stock for the nine months ended September 30, 2010 and stock options exercisable for 565,551 shares of common stock for the nine months ended September 30, 2009 were not included in the computation of earnings per share because their exercise price exceeded the average market price for the respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended September 30,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$1,845			$(7)
Basic income (loss) available to common stockholders	1,845	10,033,836	$0.18	(7)	5,003,451	$(0.00)
Effect of warrants and dilutive stock options	-	991,509		-	-
Diluted income (loss) available to common stockholders plus assumed conversions	$1,845	11,025,345	$0.17	$(7)	5,003,451	$(0.00)

	Nine Months Ended September 30,
	2010			2009
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Loss	Shares	Amount
	(dollars in thousands, except per share data)

Net income (loss)	$2,638			$(183)
Basic income (loss) available to common stockholders	$2,638	10,033,836	$0.26	$(183)	4,919,385	$(0.04)
Effect of warrants and dilutive stock options	-	1,001,631		-	-
Diluted income (loss) available to common stockholders plus assumed conversions	$2,638	11,035,467	$0.24	$(183)	4,919,385	$(0.04)

Note 5 – Fair Value of Financial Instruments

The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented.  The following methods were used to estimate the fair value of each class of financial instruments identified in the table immediately below.

Cash and Cash Equivalents—The carrying amount approximates fair value due to their short-term repricing characteristics.

Securities Available for Sale—Fair values are based on quoted market prices from securities dealers or readily available market quote systems.

Federal Home Loan Bank (“FHLB”) of San Francisco and Federal Reserve Bank Stock —The carrying value approximates the fair value based upon the redemption provisions of the stock.

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

Off-balance sheet commitments and standby letters of credit—The notional amount disclosed for off-balance sheet commitments and standby letters of credit is the amount available to be drawn down on all lines and letters of credit.  The cost to assume is calculated at 10% of the notional amount.

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$51,296	$51,296	$59,706	$59,706	$115,692	$115,692
Securities available for sale	172,181	172,181	123,407	123,407	101,686	101,686
Federal Reserve Bank and FHLB stock, at cost	13,805	13,805	14,330	14,330	14,330	14,330
Loans held for investment, net	543,284	618,264	566,584	558,901	576,507	576,679
Accrued interest receivable	3,556	3,556	3,520	3,520	3,346	3,346

Liabilities:
Deposit accounts	656,791	662,976	618,734	632,135	606,382	617,966
FHLB advances	38,000	38,255	63,000	64,666	138,000	140,669
Other borrowings	28,500	30,027	28,500	35,384	28,500	27,918
Subordinated debentures	10,310	7,812	10,310	5,378	10,310	7,983
Accrued interest payable	173	173	161	161	267	267

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$39,745	$3,975	$13,027	$1,303	$2,699	$270

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

The following provides a summary of the hierarchical levels used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are actively traded in an exchange market or an over-the-counter market and are considered highly liquid. This category generally includes U.S. Government and agency mortgage-backed debt securities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3—Unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, asset-backed securities (“ABS”), highly structured or long-term derivative contracts and certain collateralized debt obligations (“CDO”) where independent pricing information could not be obtained for a significant portion of the underlying assets.

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and equity securities.  Securities available for sale include U.S. Treasuries, municipal bonds and mortgage-backed securities.  The Company’s financial assets and liabilities measured at fair value on a non-recurring basis include impaired loans and other real estate owned (“OREO”).

Marketable Securities.  Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, U.S. Treasuries and securities issued by government sponsored enterprises (“GSE”).  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds. Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying all the securities that its pricing service vendor cannot price due to lack of trade activity in these securities.

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At September 30, 2010, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

OREO.  The Company generally obtains an appraisal and/or a market evaluation from a qualified third party on all OREO prior to obtaining possession. After foreclosure, an updated appraisal and/or a market evaluation is periodically performed, as deemed appropriate by management, due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, a charge to operations is recorded and the OREO value is reduced accordingly.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	September 30, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$163	$-	$-	$163
Municipal bonds	20,224	-	-	20,224
Mortgage-backed securities:
Government Sponsored Enterprise	147,154	-	-	147,154
Private label securities	-	4,446	194	4,640
Total securities available for sale	$167,541	$4,446	$194	$172,181
Stock:
FHLB stock	$11,786	$-	$-	$11,786
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$13,805	$-	$-	$13,805
Total securities	$181,346	$4,446	$194	$185,986

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs
(Level 3)

Marketable securities
(in thousands)
Beginning Balance, January 1, 2010	$623
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(219)
Included in other comprehensive income	(147)
Purchases, issuances, and settlements	(63)
Transfer in and/or out of Level 3	-
Ending Balance, September 30, 2010	$194

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	September 30, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$6,615	$-	$6,615
Other real estate owned	-	1,700	-	1,700
Total assets	$-	$8,315	$-	$8,315

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phases of similar meaning.  We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of users to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes;

•	The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	Changes in the level of our nonperforming assets and charge-offs;

•	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments of securities held by us;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

•
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	Unanticipated regulatory or judicial proceedings; and

•	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  The above factors and other risks and uncertainties are discussed in our 2009 Annual Report on Form 10-K, as amended, as supplemented by the risk factors contained in “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2009 Annual Report on Form 10-K, as amended, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.

We are a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve. We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA. The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and their subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”). As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

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

As a California state-chartered commercial bank which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”).  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates six depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds it’s lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

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

•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

•
Exempt non-accelerated filers, such as the Corporation, from the auditor attestation requirements on management’s assessment of internal controls.  However, the requirement of an assessment by management of the issuer’s internal controls is not affected by this amendment.

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

RESULTS OF OPERATIONS

In the third quarter of 2010, we recorded net income of $1.8 million, or $0.17 per diluted share, compared to net loss of $7,000 or less than $0.01 per share for the third quarter of 2009.

The Company’s pre-tax income totaled $2.9 million in the third quarter of 2010, compared with a pre-tax loss of $111,000 from the same period in the prior year.  The $3.0 million favorable change between quarters was primarily due to:

•	A $1.6 million increase in net interest income due to a higher net interest margin; and

•	A $1.6 million decrease in the provision for loan losses due to improved loan credit quality metrics.

Partially offsetting those favorable items was a $690,000 increase in noninterest expense, essentially spread throughout all of our expense categories.

For the three months ended September 30, 2010, our return on average assets was 0.91% and return on average equity was 9.62%, compared to a negative return on average assets of less than 0.01% and a negative return on average equity of 0.05% for the same comparable period of 2009.

For the first nine months of 2010, the Company’s net income totaled $2.6 million or $0.24 per share on a diluted basis, compared with a net loss of $183,000 or $0.04 per share in the first nine months of 2009.

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

Net interest income totaled $7.4 million in the third quarter of 2010, up $1.6 million or 28.7% from the third quarter of 2009.  The increase reflected a higher net interest margin of 3.86% in the current quarter, compared with 2.98% in the prior year quarter, partially offset by a $4.4 million decrease in average interest-earning assets in the current quarter.  The increase in the current quarter net interest margin of 88 basis points reflected the average costs on interest-bearing liabilities decreasing more rapidly than the average yield on interest-earning assets.  The decrease in costs on our interest-bearing liabilities of 98 basis points resulted from the decline in our cost of deposits of 72 basis points and borrowings of 39 basis points during the current quarter.  These lower costs were partially offset by a lower yield on our current quarter interest-earning assets primarily associated with a decrease in the yield on investment securities of 130 basis points compared to the same quarter in the prior year.  The lower yield on our investment securities was primarily due to the decision to reduce our credit risk exposure in our securities portfolio by selling private label securities with higher credit risk and replacing them with lower yielding, lower credit risk GSE securities.  These GSE securities also enhanced our regulatory capital as they have a lower asset risk weighting than private label securities.

For the first nine months of 2010, net interest income totaled $20.9 million, up $3.9 million or 22.8% from the same period in the prior year.  The increase was associated with a higher net interest margin, which increased by 63 basis points to 3.72%, and higher interest-earning assets, which grew by $15.7 million to $749.5 million.

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

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$51,324	$29	0.22%	$82,250	$49	0.24%
Federal funds sold	29	-	0.00	30	-	0.00
Investment securities	173,398	1,255	2.90	104,476	1,096	4.20
Loans receivable, net (1)	542,201	9,196	6.78	584,625	9,612	6.58
Total interest-earning assets	766,952	10,480	5.46	771,381	10,757	5.58
Noninterest-earning assets	39,849			37,004
Total assets	$806,801			$808,385
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$248,382	$416	0.66	$137,523	$378	1.09
Retail certificates of deposit	395,193	1,883	1.89	422,120	2,610	2.45
Wholesale/brokered certificates of deposit	1,973	3	0.60	8,146	57	2.78
Total interest-bearing deposits	645,548	2,302	1.41	567,789	3,045	2.13
FHLB advances and other borrowings	66,663	693	4.12	166,543	1,870	4.45
Subordinated debentures	10,310	83	3.19	10,310	89	3.42
Total borrowings	76,973	776	4.00	176,853	1,959	4.39
Total interest-bearing liabilities	722,521	3,078	1.69	744,642	5,004	2.67
Non-interest-bearing liabilities	7,572			5,739
Total liabilities	730,093			750,381
Stockholders' equity	76,708			58,004
Total liabilities and equity	$806,801			$808,385
Net interest income		$7,402			$5,753
Net interest rate spread (2)			3.77%			2.91%
Net interest margin (3)			3.86%			2.98%
Ratio of interest-earning assets to interest-bearing liabilities			106.15%			103.59%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$56,189	$95	0.23%	$39,454	$67	0.23%
Federal funds sold	29	-	0.00	4,001	8	0.27
Investment securities	150,355	3,366	2.98	88,212	3,097	4.68
Loans receivable, net (1)	542,973	27,193	6.68	602,189	29,832	6.61
Total interest-earning assets	749,546	30,654	5.45	733,856	33,004	6.00
Noninterest-earning assets	42,040			35,547
Total assets	$791,586			$769,403
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$227,801	$1,305	0.77	$113,154	$943	1.11
Retail certificates of deposit	396,567	5,937	2.00	398,157	8,879	2.98
Wholesale/brokered certificates of deposit	2,953	27	1.22	12,229	271	2.96
Total interest-bearing deposits	627,321	7,269	1.55	523,540	10,093	2.58
FHLB advances and other borrowings	71,826	2,246	4.18	171,967	5,602	4.36
Subordinated debentures	10,310	235	3.05	10,310	290	3.76
Total borrowings	82,136	2,481	4.04	182,277	5,892	4.32
Total interest-bearing liabilities	709,457	9,750	1.84	705,817	15,985	3.03
Non-interest-bearing liabilities	7,041			5,620
Total liabilities	716,498			711,437
Stockholders' equity	75,088			57,966
Total liabilities and equity	$791,586			$769,403
Net interest income		$20,904			$17,019
Net interest rate spread (2)			3.61%			2.97%
Net interest margin (3)			3.72%			3.09%
Ratio of interest-earning assets to interest-bearing liabilities			105.65%			103.97%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in interest rates (changes in interest rates multiplied by prior volume);

•	Changes in volume (changes in volume multiplied by prior rate); and

•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to			Compared to
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Increase (Decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(2)	$(18)	$(20)	$-	$28	$28
Federal funds sold	-	-	-	(4)	(4)	(8)
Investment securities	(412)	571	159	(1,393)	1,662	269
Loans receivable, net	299	(715)	(416)	314	(2,953)	(2,639)
Total interest-earning assets	$(115)	$(162)	$(277)	$(1,083)	$(1,267)	$(2,350)
Interest-bearing liabilities
Transaction accounts	$(187)	$225	$38	$(367)	$729	$362
Retail certificates of deposit	(570)	(157)	(727)	(2,907)	(35)	(2,942)
Wholesale/brokered certificates of deposit	(28)	(26)	(54)	(107)	(137)	(244)
FHLB advances and other borrowings	(128)	(1,049)	(1,177)	(211)	(3,145)	(3,356)
Subordinated debentures	(6)	-	(6)	(55)	-	(55)
Total interest-bearing liabilities	$(919)	$(1,007)	$(1,926)	$(3,647)	$(2,588)	$(6,235)
Change in net interest income	$804	$845	$1,649	$2,564	$1,321	$3,885

Provision for Loan Losses

During the third quarter of 2010, the provision for loan losses totaled $397,000, a decrease of $1.6 million from the third quarter of 2009.  Net loan charge-offs amounted to $396,000 for the third quarter of 2010, a decrease of $656,000 from the same period in the prior year.  The current period loan charge-offs related to the continued general economic weakness in the California economy, as reflected in high unemployment figures, sluggish commercial real estate markets and other economic factors, which adversely affect our borrowers, our borrowers’ businesses and the collateral securing our loans.

For the first nine months of 2010, the provision for loan losses totaled $2.1 million and net loan charge-offs were $1.8 million.  This compares with a provision for loan losses of $5.5 million and net charge-offs of $3.3 million for the first nine months of 2009.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

Our noninterest income increased $418,000 or 163.3% from $256,000 in the third quarter of 2009 to $674,000 in the third quarter of 2010.  This increase between third quarters was primarily due to higher gains from the sale of investment securities available for sale of $369,000 and a favorable reduction in other-than-temporary impairment charges on our private label securities of $147,000.

For the first nine months of 2010, our noninterest loss totaled $1.1 million, compared with income of $558,000 for the same period a year ago.  The unfavorable change was primarily related to the sale of $26.3 million in loans during the first nine months of 2010 at a $2.7 million loss, which loss was entirely related to $12.0 million of sub-performing and nonperforming loans included in the loan sale.  Partially offsetting this loss was an improvement in other-than-temporary impairment charges of $692,000 and higher gains on sales of investment securities available for sale of $440,000 for the first nine months of 2010, compared to same period in prior year.

Noninterest Expense

Noninterest expense totaled $4.8 million in the third quarter of 2010, up $690,000 or 16.8% from the same period in the prior year.  The increase was primarily associated with higher costs within our legal and audit expense category of $261,000, primarily associated with loan workouts, with the remainder of the increase spread through various expense categories.

For the first nine months of 2010, noninterest expense totaled $13.9 million, up $1.3 million or 10.3% from the first nine months of 2009.  The increase primarily related to higher costs within our other real estate owned operations, net category of $830,000, due primarily to increased write downs of $536,000 and an unfavorable change from gains to losses on sales of $199,000, with the remainder of the increase spread through various expense categories.

Income Taxes

For the three months ended September 30, 2010, we had a tax provision of $1.0 million, compared to a tax benefit of $104,000 for the same period in 2009.  The change in income taxes was primarily due to a favorable change in net income (loss) before taxes of $3.0 million. For the nine months ended September 30, 2010, we had a tax provision of $1.1 million, compared to a tax benefit of $416,000 for the same period in 2009.  The change in income taxes for the year-to-date periods was primarily due to a favorable change in net income (loss) before taxes of $4.4 million.   At September 30, 2010, we had no valuation allowance against our deferred tax asset of $10.3 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At September 30, 2010, assets totaled $821.3 million, down $26.5 million or 3.1% from September 30, 2009, but up $14.0 million or 1.7% from December 31, 2009.  During the third quarter of 2010, assets increased $24.1 million, primarily due to increases in cash of $16.6 million and investment securities available for sale of $8.7 million.

Loans

At September 30, 2010, net loans held for investment totaled $543.3 million, down $33.2 million or 5.8% from September 30, 2009 and $23.3 million or 4.1% from December 31, 2009.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2010			December 31, 2009			September 30, 2009
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$251,163	45.0%	6.18%	$278,744	48.4%	6.20%	$284,116	48.6%	6.20%
Commercial non-owner occupied	130,428	23.4%	6.71%	149,577	26.0%	6.84%	153,406	26.2%	6.88%
One-to-four family (1)	19,668	3.5%	5.42%	8,491	1.5%	8.25%	8,591	1.5%	8.30%
Business loans:
Commercial owner occupied (2)	105,415	18.9%	6.52%	103,019	17.9%	7.11%	105,060	18.0%	7.16%
Commercial and industrial	44,580	8.0%	6.48%	31,109	5.4%	6.98%	28,820	4.9%	7.11%
SBA	3,482	0.6%	5.92%	3,337	0.5%	5.73%	3,521	0.6%	5.70%
Other loans	3,520	0.6%	4.33%	1,991	0.3%	1.33%	1,644	0.2%	1.33%
Total gross loans	558,256	100.0%	6.35%	576,268	100.0%	6.58%	585,158	100.0%	6.61%
Less loans held for sale	-			-			-
Total gross loans held for investment	558,256			576,268			585,158
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(5,802)			(779)			(544)
Allowance for loan losses	(9,170)			(8,905)			(8,107)
Loans held for investment, net	$543,284			$566,584			$576,507

(1) Includes second trust deeds.
(2) Secured by real estate.

Gross loans held for investment totaled $558.3 million at September 30, 2010, compared to $585.2 million at September 30, 2009 and $576.3 million at December 31, 2009.  The decrease of $18.0 million since December 31, 2009 was primarily due to principal repayments of $89.6 million, loan sales of $26.3 million, and OREO acquired in the settlement of loans of $3.6 million, which was partially offset by loan originations of $46.3 million, loan purchases of $30.1 million and the net change in undisbursed loan funds of $27.0 million.  Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell CRE loans to reduce its concentration in the loan portfolio.  In accordance with that strategy, during the first nine months of 2010, $14.3 million of performing commercial owner and non-owner occupied loans as well as multi-family loans were sold at par.  In addition, over the same period, we sold an aggregate of $12.0 million of sub performing or nonperforming predominately CRE non-owner occupied and multi-family loans at a recorded loss of $2.7 million. The sale of these loans was part of our loss mitigation strategy to minimize losses in our loan portfolio. From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Beginning balance gross loans	$576,268	$628,767
Loans originated:
Real estate loans:
Multi-family	-	494
Business loans:
Commercial owner occupied (1)	443	365
Commecial and industrial	39,759	3,890
SBA	1,370	1,150
Other loans	4,776	1,067
Total loans originated	46,348	6,966
Loans purchased:
Multi-family	-	4,051
Commercial non-owner occupied	1,244	-
Commercial owner occupied	18,825	-
Commecial and industrial	1,188	-
One-to-four family	7,238	-
Other loans	1,618	-
Total loans purchased	30,113	4,051
Total loan production	76,461	11,017
Principal repayments	(89,607)	(49,954)
Change in undisbursed loan funds	27,031	2,496
Sales of loans	(26,295)	-
Charge-offs	(2,038)	(3,359)
Transfer to other real estate owned	(3,564)	(3,809)
Net decrease in gross loans	(18,012)	(43,609)
Ending balance gross loans	$558,256	$585,158

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our multi-family and commercial real estate loans and our commercial owner occupied loans at the date indicated:

	September 30, 2010
			Weighted	Weighted
	Number		Average	Average Months
	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less (1)	243	$233,309	6.24%	3.53
Over 1 Year to 3 Years	114	136,374	6.64%	24.85
Over 3 Years to 5 Years	20	25,955	6.57%	50.58
Over 5 Years to 7 Years	11	12,693	7.15%	72.31
Over 7 Years to 10 Years	11	9,070	6.39%	92.40
Total adjustable	399	$417,401	6.42%	17.44
Fixed	99	69,605	6.24%
Total	498	$487,006	6.40%

(1) Includes three and five-year hybrid loans that have reached their initial repricing date.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At theseforeclosure sales, we generally acquire title to the property.  At September 30, 2010, loans delinquent 30 or more days as a percentage of total gross loans was 0.64%, down from 1.65% at December 31, 2009 and from 1.35% at September 30, 2009.  The improvement in the ratio during 2010 was primarily from the sale of $11.0 million of predominantly delinquent commercial real estate, multi-family and SBA loans.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At September 30, 2010
Real estate loans:
Multi-family	1	$327	-	$-	-	$-	1	$327
One-to-four family	1	58	-	-	2	31	3	89
Business loans:
Commercial owner occupied	-	-	-	-	3	2,239	3	2,239
Commercial and industrial	1	45	-	-	1	6	2	51
SBA	1	136	-	-	6	705	7	841
Total	4	$566	-	$-	12	$2,981	16	$3,547
Delinquent loans to total gross loans		0.10%		0.00%		0.53%		0.64%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,149	-	$-	3	$2,073	4	$5,222
Commercial non-owner occupied	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	45	-	-	4	97	7	142
Business loans:
Commercial owner occupied	-	-	-	-	2	996	2	996
SBA	1	69	1	52	3	463	5	584
Other	1	19	-	-	-	-	1	19
Total	7	$3,976	1	$52	13	$5,480	21	$9,508
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

At September 30, 2009
Real estate loans:
Multi-family	-	$-	-	$-	1	$2,234	1	$2,234
Commercial non-owner occupied	-	-	-	-	1	2,168	1	2,168
One-to-four family	3	57	1	14	5	108	9	179
Business loans:
Commercial owner occupied	-	-	-	-	5	2,690	5	2,690
Commercial and industrial	-	-	-	-	1	52	1	52
SBA	-	-	1	146	4	432	5	578
Total	3	$57	2	$160	17	$7,684	22	$7,901
Delinquent loans to total gross loans		0.01%		0.03%		1.31%		1.35%

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

At September 30, 2010, the Company’s allowance for loan losses was $9.2 million, an increase of $1.1 million from the year ago quarter end and an increase of $265,000 from year-end 2009.  At September 30, 2010, given the composition of our loan portfolio, the allowance for loan losses was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s allowance for loan losses and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2010			December 31, 2009			September 30, 2009
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,856	1.1%	45.0%	$3,350	1.2%	48.4%	$2,558	0.9%	48.6%
Commercial non-owner occupied	1,734	1.3%	23.4%	1,585	1.1%	26.0%	1,373	0.9%	26.2%
One-to-four family	382	1.9%	3.5%	269	3.2%	1.5%	263	3.1%	1.5%
Business loans:
Commercial owner occupied	1,286	1.2%	18.9%	897	0.9%	17.9%	815	0.8%	18.0%
Commercial and industrial	2,456	5.5%	8.0%	2,384	7.7%	5.4%	2,622	9.1%	4.9%
SBA	178	5.1%	0.6%	323	9.7%	0.5%	455	12.9%	0.6%
Other Loans	42	1.2%	0.6%	2	0.1%	0.3%	21	1.3%	0.2%
Unallocated	236	--	--	95	--	--	-	--	--
Total	$9,170	--	100.0%	$8,905	--	100.0%	$8,107	--	100.0%

    The current year increase in the allowance for loan losses was primarily due to the provision for loan losses of $2.1 million, partially offset by net loan charge-offs of $1.8 million, which charge-offs were down from the $3.3 million recorded in the first nine months of 2009.  The increase in the allowance for loan losses from December 31, 2009 was attributed to the continued slow economic growth in the economy, especially in Southern California.  At September 30, 2010, the allowance for loan losses as a percentage of total loans remained at 1.66% from December 31, 2009, while the allowance for loan losses as a percent of nonperforming loans increased to 297.92% from 88.94% at December 31, 2009, primarily due to the sale an aggregate of $12.0 million of sub performing or nonperforming predominately CRE non-owner occupied and multi-family loans.

The following table sets forth the activity within the Company’s allowance for loan losses in each of the loan categories listed for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance, beginning of period	$9,169	$7,158	$8,905	$5,881
Provision for loan losses	397	2,001	2,092	5,535
Charge-offs:
Real estate:
Multi-family	-	-	(334)	(515)
Commercial non-owner occupied	-	-	(405)	-
One-to-four family	(10)	-	(117)	(125)
Land	-	-	-	(468)
Business loans:
Commercial owner occupied	(264)	-	(264)	(59)
Commercial and industrial	(32)	(1,037)	(547)	(1,392)
SBA	(131)	(22)	(371)	(800)
Total charge-offs	(437)	(1,059)	(2,038)	(3,359)
Recoveries :
Real estate:
One-to-four family	17	1	39	24
Business loans:
Commercial owner occupied	-	-	-	-
Commercial and industrial	1	1	11	2
SBA	20	-	151	11
Other loans	3	5	10	13
Total recoveries	41	7	211	50
Net loan charge-offs	(396)	(1,052)	(1,827)	(3,309)
Balance at end of period	$9,170	$8,107	$9,170	$8,107

Ratios:
Net charge-offs to average total loans, net	0.29%	0.72%	0.45%	0.73%
Allowance for loan losses to gross loans at end of period	1.66%	1.39%	1.66%	1.39%

Investment Securities

Investment securities available for sale totaled $172.2 million at September 30, 2010, up $70.5 million or 69.3% from September 30, 2009 and up $48.8 million or 39.5% from December 31, 2009.  The increase in the current year was primarily due to purchases of investment securities of $135.1 million, partially offset by the sale of securities totaling $77.3 million and principal received of $11.3 million.  As part of our strategy to reduce our risk profile, we used excess cash from loans sales and deposit growth to purchase investment securities, which were predominately GSE mortgage-backed securities and municipal bonds.  At September 30, 2010, the investment securities available for sale consisted of $147.2 million of GSE mortgage-backed securities, $20.2 million of municipal bonds, $4.6 million of private label mortgage-backed securities and $163,000 in U.S. Treasury securities.  Within our private label securities, 30 or $0.8 million were rated as investment grade while 49 or $3.8 million were rated as below investment grade, which is any rating below “BBB”.  All of our private label mortgage-backed securities were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$16	$-	$163
Municipal bonds	19,545	680	(1)	20,224
Mortgage-backed securities:
Government Sponsored Enterprise	145,242	2,070	(158)	147,154
Private label securities	6,164	133	(1,657)	4,640
Total securities available for sale	171,098	2,899	(1,816)	172,181
Stock:
FHLB stock	11,786	-	-	11,786
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,805	-	-	13,805
Total securities	$184,903	$2,899	$(1,816)	$185,986

	December 31, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$6	$-	$154
Municipal bonds	17,918	200	(153)	17,965
Mortgage-backed securities:
Government Sponsored Enterprise	100,104	244	(738)	99,610
Private label securities	8,196	63	(2,581)	5,678
Total securities available for sale	126,366	513	(3,472)	123,407
Stock:
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total stock	14,330	-	-	14,330
Total securities	$140,696	$513	$(3,472)	$137,737

	September 30, 2009
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$9	$-	$157
Mortgage-backed securities:
Government Sponsored Enterprise	83,683	490	(112)	84,061
Private label securities	21,072	49	(3,653)	17,468
Total securities available for sale	104,903	548	(3,765)	101,686
Stock:
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total stock	14,330	-	-	14,330
Total securities	$119,233	$548	$(3,765)	$116,016

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2010
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$79	3.53%	$84	4.15%	$-	0.00%	$163	3.84%
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	20,224	3.95%	20,224	3.95%
Mortgage-backed securities:
Government Sponsored Enterprise	-	0.00%	29	5.97%	148	5.35%	146,977	3.10%	147,154	3.11%
Private label securities	-	0.00%	-	0.00%	-	0.00%	4,640	5.80%	4,640	5.80%
Total investment securities available for sale	-	0.00%	108	4.19%	232	4.92%	171,841	3.27%	172,181	3.30%
Stock:
FHLB	11,786	0.00%	-	0.00%	-	0.00%	-	0.00%	11,786	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	13,805	0.88%	-	0.00%	-	0.00%	-	0.00%	$13,805	0.88%
Total securities	$13,805	0.88%	$108	4.19%	$232	4.92%	$171,841	3.27%	$185,986	3.12%

Each quarter, we review individual securities classified as available for sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that we will be unable to collect all amounts due according to the contractual terms of the debt security, an other-than-temporary impairment (“OTTI”) write down is recorded against the security and a loss recognized.

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

During the quarter ended September 30, 2010, we took a net $252,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired.  This brought our OTTI charges for the nine months ended September 30, 2010 to $908,000, compared to $1.6 million of OTTI charges during the same period last year.  These impaired private label mortgage-backed securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	September 30, 2010				September 30, 2009

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	-	-	-	-	-	-	-	-
Caa1	1	395	40	22
Caa3	-	-	-	-	-	-	-	-
Ca	2	-	2	-	5	10	26	-
C	4	89	15	5	2	223	184	-
CC	4	50	68	(49)	1	115	53	(8)
CCC	3	92	79	(20)	2	337	136	-
D	1	203	48	(15)	-	-	-	-
	15	$829	$252	$(57)	10	$685	$399	$(8)

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009

Rating	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	-	-	-	-	-	-	-	-
Caa1	1	395	40	22	-	-	-	-
Caa3	-	-	-	-	1	27	45	5
Ca	2	-	2	-	8	48	233	(7)
C	5	217	237	(28)	8	634	800	(124)
CC	5	140	284	(202)	3	166	290	8
CCC	4	132	205	(85)	3	373	232	(6)
D	3	203	140	(15)	-	-	-	-
	20	$1,087	$908	$(308)	23	$1,248	$1,600	$(124)

The largest OTTI credit loss for any single debt security was $146,000 for the nine months ended September 30, 2010 and $233,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At September 30, 2010, nonperforming assets totaled $4.8 million or 0.58% of total assets, down from $13.4 million or 1.58% of total assets at September 30, 2009 and $13.4 million or 1.66% of total assets at December 31, 2009.  During the first nine months of 2010, nonperforming loans decreased by $6.9 million, primarily due to the sale of $7.4 million of nonperforming loans at a loss of $1.7 million.  At September 30, 2010, nonperforming assets consisted of nonaccrual loans totaling $3.1 million and OREO of $1.7 million, essentially all from one commercial land property.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30,	December 31,	September 30,
	2010	2009	2009
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$-	$5,223	$2,234
Commercial non-owner occupied	-	1,851	3,096
One-to-four family	48	107	108
Business loans:
Commercial owner occupied	2,239	996	2,690
Commercial and industrial	6	955	1,027
SBA (1)	785	880	596
Total nonaccrual loans	3,078	10,012	9,751
Other real estate owned	1,700	3,380	3,644
Total nonperforming assets, net	$4,778	$13,392	$13,395

Allowance for loan losses	$9,170	$8,905	$8,107
Allowance for loan losses as a percent of total nonperforming loans, gross	297.92%	88.94%	83.14%
Nonperforming loans as a percent of gross loans receivable	0.55%	1.74%	1.67%
Nonperforming assets as a percent of total assets	0.58%	1.66%	1.58%
(1) The SBA totals include the guaranteed amount, which was $358,000 as of September 30, 2010, $341,000 as of December 31, 2009, and $293,000 as of September 30, 2009.

Liabilities and Stockholders’ Equity

Total liabilities were $742.8 million at September 30, 2010, compared to $789.6 million at September 30, 2009 and $733.8 million at December 31, 2009.  The increase during 2010 was due to an increase in total deposits of $38.1 million, partially offset by a decrease in FHLB advances and other borrowings of $25.0 million and a decrease in accrued expenses and other liabilities of $4.1 million.

Deposits.  Total deposits were $656.8 million at September 30, 2010, up $50.4 million or 8.3% from September 30, 2009 and up $38.1 million or 6.2% from December 31, 2009.  The increase in deposits during 2010 was primarily due to an increase in interest bearing transaction accounts of $36.9 million and noninterest bearing transaction accounts of $17.9 million, partially offset by a reduction in certificates of deposit accounts of $16.8 million. At September 30, 2010, we had $2.0 million of wholesale deposits and no brokered deposits.  At September 30, 2010, our loan to deposit ratio was 84.1%, down from 93.0% at December 31, 2009 and 96.4% at September 30, 2009.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2010			December 31, 2009			September 30, 2009
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$51,798	7.9%	0.00%	$33,885	5.5%	0.00%	$33,098	5.5%	0.00%
Interest bearing checking	20,161	3.1%	0.13%	22,406	3.6%	0.39%	23,162	3.8%	0.67%
Money market	107,591	16.4%	0.72%	77,687	12.6%	1.17%	62,334	10.3%	1.63%
Regular passbook	71,036	10.8%	0.73%	61,779	9.9%	1.33%	42,997	7.0%	1.69%
Total transaction accounts	250,586	38.2%	0.53%	195,757	31.6%	0.93%	161,591	26.6%	1.18%
Certificates of deposit accounts:
Less than 1.00%	51,197	7.8%	0.45%	30,867	5.0%	0.82%	10,718	1.8%	0.99%
1.00 - 1.99	140,008	21.3%	1.67%	91,207	14.7%	1.63%	89,387	14.7%	1.69%
2.00 - 2.99	211,346	32.2%	2.33%	292,689	47.3%	2.44%	321,182	53.0%	2.42%
3.00 - 3.99	1,032	0.2%	3.28%	3,427	0.6%	3.29%	15,500	2.6%	3.47%
4.00 - 4.99	1,335	0.2%	4.46%	3,463	0.6%	4.40%	6,268	1.0%	4.37%
5.00 and greater	1,287	0.2%	5.28%	1,324	0.2%	5.34%	1,736	0.3%	5.92%
Total certificates of deposit accounts	406,205	61.8%	1.88%	422,977	68.4%	2.18%	444,791	73.4%	2.32%
Total deposits	$656,791	100.0%	1.37%	$618,734	100.0%	1.79%	$606,382	100.0%	2.01%

Borrowings.  At September 30, 2010, total borrowings amounted to $76.8 million, down $100.0 million or 56.6% from September 30, 2009 and $25.0 million or 27.3% from December 31, 2009.  At September 30, 2010, total borrowings represented 9.4% of total assets and were comprised of the following:

•
One FHLB term borrowing of $38.0 million at an interest rate of 4.92% maturing in November 2010, collateralized by pledges of certain real estate loans with an aggregate principal balance of $429.2 million and FHLB stock totaling $11.8 million;

•	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $41.2 million of GSE mortgage backed securities; and

•	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.28%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2010		December 31, 2009		September 30, 2009
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$38,000	4.92%	$63,000	4.90%	$138,000	4.92%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	3.04%
Subordinated debentures	10,310	3.28%	10,310	3.00%	10,310	3.26%
Total borrowings	$76,810	4.00%	$101,810	4.19%	$176,810	4.52%

Weighted average cost of borrowings during the quarter	4.00%		4.40%		4.39%
Borrowings as a percent of total assets	9.4%		12.6%		20.9%

Stockholders’ Equity.  Total stockholders’ equity was $78.5 million as of September 30, 2010, up from $58.3 million at September 30, 2009 and $73.5 million at December 31, 2009.  The current year increase of $5.0 million was primarily due to net income of $2.6 million and an increase in the accumulated adjustment to stockholders’ equity of $2.4 million as a result of an increase in the unrealized value on our investment securities portfolio available for sale.  The increase in total stockholders’ equity from September 30, 2009 to December 31, 2009 was primarily due to a successful capital raise in the fourth quarter of 2009, whereby the Company raised gross proceeds of $15.5 million from the sale of 5,030,385 shares of common stock at a public offering price of $3.25 per share.  At September 30, 2010, the Company’s tangible common equity to total assets ratio was 9.56%.  Our basic book value per share increased to $7.83 at September 30, 2010 from $7.33 at December 31, 2009.  Our diluted book value per share increased to $7.20 at September 30, 2010 from $6.75 at December 31, 2009, reflecting an annualized increase of 8.9%.

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

Our primary sources of funds generated during the first nine months of 2010 were from:

•	Proceeds of $89.3 million from the sale and principal payments on securities available for sale;

•	Proceeds $113.2 million from the sale and principal payments on loans held for investment; and

•	An increase in deposits of $38.1 million.

We used these funds to:

•	Purchase of $135.1 million of securities available for sale;

•	Purchase and originate loans held for investment of $76.5 million; and

•	Reduce FHLB advances by $25.0 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At September 30, 2010, cash and cash equivalents totaled $51.3 million and the market value of our investment securities available for sale totaled $172.2 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of September 30, 2010, the maximum amount we could borrow through the FHLB was $356.6 million, of which $237.7 million was available for borrowing based on collateral pledged of $429.2 million in real estate loans and $11.8 million of FHLB Stock.  At September 30, 2010, we had $199.7 million of available funds to borrow based on our $38.0 million FHLB advance outstanding and our current pledged assets. In addition, the Bank had unsecured lines of credit aggregating to $48.8 million at September 30, 2010, which consisted of $44.0 million with other financial institutions from which to draw funds and $4.8 million with the Federal Reserve Bank. At September 30, 2010, no funds were drawn against these lines.  For the quarter ended September 30, 2010, our average liquidity ratio was 23.21%, up from a ratio of 17.66 % for the same period in 2009.

To the extent that 2010 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At September 30, 2010, the balance of brokered time deposits was approximately $1.9 million.

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

Contractual Obligations and Off-Balance Sheet Commitments

Contractual Obligations.  The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs.

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$38,000	$-	$-	$-	$38,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	218,023	176,798	10,782	602	406,205
Operating leases	613	1,248	1,202	2,829	5,892
Total contractual cash obligations	$256,636	$178,046	$11,984	$42,241	$488,907

Off-Balance Sheet Commitments.  We utilize off-balance sheet commitments in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to originate real estate, business and other loans held for investment, undisbursed loan funds, lines and letters of credit, and commitments to purchase loans and investment securities for portfolio. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2010, we had commitments to extend credit on existing lines and letters of credit of $39.7 million, compared to $13.0 million at December 31, 2009.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$-	$4,004	$4,004
Commercial lines of credit	22,142	835	-	11,627	34,604
Other lines of credit	80	39	-	10	129
Standby letters of credit	1,008	-	-	-	1,008
Total commitments	$23,230	$874	$-	$15,641	$39,745

Regulatory Capital Compliance

The Company owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; and a leverage ratio of 5.0% or higher.  At September 30, 2010, the Bank exceeded the “well capitalized” standards.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:
	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2010
Bank:
Regulatory capital	$81,295	10.15%	$81,295	14.01%	$88,573	15.26%
Adequately capitalized requirement	32,039	4.00%	23,214	4.00%	46,428	8.00%
Well capitalized requirement	40,048	5.00%	34,821	6.00%	58,035	10.00%
Consolidated regulatory capital	82,299	10.28%	82,299	14.23%	89,555	15.48%

December 31, 2009
Bank:
Regulatory capital	$78,463	9.72%	$78,463	13.30%	$85,855	14.55%
Adequately capitalized requirement	32,300	4.00%	23,600	4.00%	47,201	8.00%
Well capitalized requirement	40,375	5.00%	35,401	6.00%	59,001	10.00%
Consolidated regulatory capital	79,801	9.89%	79,801	13.41%	87,256	14.67%

September 30, 2009
Bank:
Regulatory capital	$64,658	8.03%	$64,658	10.74%	$72,191	11.99%
Adequately capitalized requirement	32,214	4.00%	24,087	4.00%	48,175	8.00%
Well capitalized requirement	40,267	5.00%	36,131	6.00%	60,218	10.00%
Consolidated regulatory capital	65,026	8.08%	65,026	10.71%	72,619	11.96%

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.   Exhibits

Exhibit No.	Description of Exhibit
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 5, 2010	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 5, 2010	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002