Form 10-K
period 2010-12-31
PACIFIC PREMIER BANCORP INC
filed 2011-03-30
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $40,776,900 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2010, the last business day of the most recently completed second fiscal quarter.

As of March 29, 2011, the Registrant had 10,068,226 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

·	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

·	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

·	Inflation/deflation, interest rate, market and monetary fluctuations;

·	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

·	The willingness of users to substitute competitors’ products and services for our products and services;

·	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

·	Technological changes;

·	The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

·	Changes in the level of our nonperforming assets and charge-offs;

·	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

·
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

·	Possible other-than-temporary impairments (“OTTI”) of securities held by us;

·	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

·	Changes in consumer spending, borrowing and savings habits;

·	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

·	Ability to attract deposits and other sources of liquidity;

·	Changes in the financial performance and/or condition of our borrowers;

·	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

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

We conduct business throughout Southern California from our nine locations in the counties of Los Angeles, Orange, Riverside and San Bernardino.  We operate depository branches in the cities of Palm Desert, Palm Springs, San Bernardino, Seal Beach, Huntington Beach, Los Alamitos, Costa Mesa and Newport Beach, California.  Our corporate headquarters are located in Costa Mesa, California.

We provide banking services within our targeted markets in Southern California to businesses and consumers in the communities we serve.  Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, and U.S. Small Business Administration (“SBA”) loans.  At December 31, 2010, we had consolidated total assets of $826.8 million, net loans of $555.5 million, total deposits of $659.2 million, and consolidated total stockholders’ equity of $78.6 million.  At December 31, 2010, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Acquisition of Canyon National Bank

Effective February 11, 2011, the Bank assumed all of the deposits and acquired essentially all of the assets of Canyon National Bank (“Canyon National”) from the FDIC, as receiver for Canyon National (the “Acquisition”), pursuant to the terms of a Purchase and Assumption Agreement dated as of February 11, 2011 (the “Agreement”) with the FDIC.  Canyon National was the wholly owned subsidiary of Canyon Bancorp and was a national bank headquartered in Palm Springs, California with three branches in Palm Springs and Palm Desert, California.  Neither the Company nor the Bank acquired any assets or assumed any liabilities of Canyon Bancorp.  The transaction was structured as a whole bank purchase and assumption without a loss sharing agreement.  The Bank participated in a competitive bid process with the FDIC.  The FDIC accepted Pacific Premier’s bid, which included an asset discount bid of $27.9 million and no deposit premium.  Canyon National had approximately $216.2 million in total assets including approximately $164.7 million in gross loans, and $204.3 million in total deposits at February 11, 2011.  The foregoing amounts represent Canyon National’s book value and do not necessarily reflect the fair value of the assets acquired or liabilities assumed.

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

Our primary goal is to develop the Bank into one of Southern California’s top performing commercial banks as an alternative to the large regional and national banks for businesses, professionals, entrepreneurs and non-profit organizations for the long term benefit of our stockholders, customers and employees. The following are our operating strategies which we have adopted in order to achieve this goal:

• Expansion through Acquisitions. The consolidation and current turmoil in the banking industry has created an opportunity in our markets and we expect to expand the Bank’s franchise through acquisitions. Many banks have been negatively impacted by the sluggish economic environment, which we expect will lead to the continued consolidation and elimination of certain of our competitors. We intend to take advantage of this opportunity over the next couple of years by pursuing whole bank acquisitions or all or part of failing bank acquisitions through FDIC-assisted transactions and/or through traditional merger and acquisitions opportunities of existing banks.

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

• Reduction in Wholesale Funding and Brokered Deposits. As we transitioned towards a commercial banking platform, we have reduced our reliance on wholesale borrowings, such as advances from the Federal Home Loan Bank (“FHLB”) and brokered deposits.

• Diversifying our Loan Portfolio. We believe it is important to diversify our loan portfolio in order to better manage credit risks. As part of our transition to a commercial banking platform, we have increased the amount of owner-occupied commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans and Small Business Administration (“SBA”) loans within the portfolio.

• Proactive Asset Management and Sound Credit Quality. Our conservative credit and risk management culture has resulted in relatively low levels of nonperforming loans and an overall high credit quality within the loan portfolio as compared to our peer banks. Our portfolio management strategies involve the early identification of loan weakness, aggressive collection techniques, loss mitigation through loan sales and/or working with third parties to refinance the credit. We will continue to monitor economic trends and conditions that could positively or negatively impact our business. We seek to take advantage of these trends by entering or exiting certain lines of business or offering or eliminating various loan product types, as evidenced by our decision to curtail our multi-family and commercial non-owner occupied real estate lending. We will continue to adjust our risk management practices to the on-going changes in our local economy that impact our business.

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

Lending Activities

General.  In 2010, we maintained our commitment to a high level of credit quality in our lending activities.  We expanded our efforts to diversify our loan portfolio and focused our efforts on meeting the financial needs of qualified individuals and local businesses.  The Company offers a full complement of flexible and structured loan products tailored to meet the needs of our customers.

During 2010, we made loans to borrowers secured by real property and business assets located principally in Southern California, our market area.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  The Company has generally ceased or minimized making loans secured by multi-family or commercial non-owner occupied real estate, although such loans continue to make up a substantial portion of our loan portfolio.  We maintain a house lending limit below our $23.0 million legal lending limit for secured loans and $13.8 million for unsecured loans as of December 31, 2010.  During 2010, we originated or purchased $64.3 million of C&I loans, $27.0 million of owner-occupied commercial real estate loans, $15.0 million of other loans, $2.6 million of non-owner occupied commercial real estate loans and $2.3 million of SBA loans.  At December 31, 2010, we had $567.6 million in total gross loans outstanding.

Multi-family Real Estate Lending.  Although we were not an active multi-family lender in 2010, on occasion, we originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  As part of our desired strategy to diversify the loan portfolio, we have substantially reduced the origination of multi-family real estate loans beginning in late 2007.  Historically, we have managed our concentration in multi-family real estate loans by selling excess loan production. However, in recent periods, the level of loan sales has decreased significantly due to dislocations in the credit markets. Multi-family loan sales remain a strategic option for us as the Bank continues its transition to a traditional commercial bank.  At December 31, 2010, we had $243.6 million of multi-family real estate secured loans, constituting 42.9% of our loan portfolio.

Commercial Non-Owner Occupied Real Estate Lending.  Although we were not an active commercial non-owner occupied real estate lender in 2010, on occasion, we originate and purchase loans that are not occupied by the borrower and are secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  Pursuant to our underwriting policies, commercial non-owner occupied real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  At December 31, 2010, we had $130.5 million of commercial non-owner occupied real estate secured loans, constituting 23.0% of our loan portfolio.

One-to-Four Family Real Estate Lending.  We participate in single family lending on occasion through purchases to diversify our portfolio; and, in keeping with the Company’s strategy of offering a full complement of loan products to customers, we occasionally fund home loans to banking customers.  When we do originate or purchase loans we do not engage in Alt-A or subprime lending.  The Company’s portfolio of one-to-four family loans at December 31, 2010 totaled $20.3 million, constituting 3.6% of our loan portfolio, of which $13.5 million consists of loans secured by first liens on real estate and $6.8 million, consists of loans secured by second or junior liens on real estate.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by commercial owner-occupied real estate, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We will also, from time to time, make a loan secured by a special purpose property, such as a gas station.  Pursuant to our underwriting policies, commercial owner-occupied real estate loans may be made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  Commercial owner-occupied real estate loans originated or purchased in 2010 had an average balance of $422,000 and an average loan-to-value ratio of 36.3% at origination or purchase.  At December 31, 2010, we had $113.0 million of commercial owner-occupied real estate secured loans, constituting 20.0% of our loan portfolio.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2010, C&I loans totaled $54.7 million, constituting 9.6% of our loan portfolio, and had additional commitments to extend credit of $30.1 million.

SBA Lending.  The Company is approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords the Company a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), 504, and Express loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2010, we had $4.1 million of SBA loans, constituting 0.7% of our loan portfolio.

Other Loans.  We originate other consumer loan products, generally for banking customers only, which consist primarily of saving account and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2010, we had $1.4 million in other loans that represented 0.02% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans as well as the deposit balances the borrower maintains with us.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate.  Commercial real estate loans are typically 3, 5, 7, or 10-year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the non-owner occupied real estate loans originated by the Company in 2010 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all commercial real estate loans also include prepayment penalties.

Lending Risks on Our Loans.  Lending risks vary by the type of loan extended.  In our C&I and SBA lending activities, collectability of the loans may be adversely affected by risks generally related to small businesses, such as:

·	Changes or continued weakness in general or local economic conditions;
·	Changes or continued weakness in specific industry segments, including weakness affecting the business’ customer base;
·	Changes in consumer behavior;
·	Changes in a business’ personnel;
·	Increases in supplier costs that cannot be passed along to customers;
·	Increases in operating expenses (including energy costs);
·	Changes in governmental rules, regulations and fiscal policies;
·	Increases in interest rates, tax rates; and
·	Other factors beyond the control of the borrower or the lender.

In our investor real estate loans, payment performance and the liquidation values of collateral properties may be adversely affected by risks generally incidental to interests in real property, such as:

·	Changes or continued weakness in general or local economic conditions;
·	Changes or continued weakness in specific industry segments;
·	Declines in real estate values;
·	Declines in rental rates;
·	Declines in occupancy rates;
·	Increases in other operating expenses (including energy costs);
·	The availability of property financing;
·	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
·	Increases in interest rates, real estate and personal property tax rates; and
·	Other factors beyond the control of the borrower or the lender.

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

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2010, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

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

Business loans are subject to the Company’s guidelines regarding appropriate covenants and periodic monitoring requirements which may include, but are not limited to:

·	Capital and lease expenditures;
·	Capital levels;
·	Salaries and other withdrawals;
·	Working capital levels;
·	Debt to net worth ratios;
·	Sale of assets;
·	Change of management;
·	Change of ownership;
·	Cash flow requirements;
·	Profitability requirements;
·	Debt service ratio;
·	Collateral coverage ratio; and
·	Current and quick ratios.

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

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel.  Accounts past-due by more than 10 days are assigned to our collector for comprehensive payment collection efforts.  Our Portfolio Managers conduct an evaluation of all loans 90 days or more past due by obtaining an estimate of value on the underlying collateral and an analysis of such collateral.  The evaluation may result in our partial or complete charge off of the loan, but collection efforts still continue.  Portfolio Managers also conduct discussions with borrowers in order to identify whether alternatives to foreclosure exist.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the Portfolio Managers will carry out the foreclosure process, including any associated judicial legal actions.

Loan Portfolio Composition.  At December 31, 2010, our net loans receivable held for investment totaled $555.5 million and we had no loans receivable held for sale.  The types of loans that the Company may originate are subject to federal and state law.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2010			2009			2008
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$243,584	42.9%	6.2%	$278,744	48.4%	6.2%	$287,592	45.7%	6.3%
Commercial investor	130,525	23.0%	6.7%	149,577	26.0%	6.8%	163,428	26.0%	7.0%
One-to-four family (1)	20,318	3.6%	5.4%	8,491	1.5%	8.3%	9,925	1.6%	8.8%
Construction	-	0.0%	0.0%	-	0.0%	0.0%	2,733	0.4%	8.0%
Land	-	0.0%	0.0%	-	0.0%	0.0%	2,550	0.4%	0.0%
Business loans:
Commercial owner occupied (2)	113,025	20.0%	6.6%	103,019	17.9%	7.1%	112,406	17.9%	7.1%
Commercial and industrial	54,687	9.6%	6.3%	31,109	5.4%	7.0%	43,235	6.9%	6.8%
SBA	4,088	0.7%	5.9%	3,337	0.5%	5.7%	4,942	0.8%	6.3%
Other loans	1,417	0.2%	4.5%	1,991	0.3%	1.3%	1,956	0.3%	2.3%
Total gross loans	567,644	100.0%	6.4%	576,268	100.0%	6.6%	628,767	100.0%	6.7%
Less loans held for sale	-			-			668
Total gross loans held for investment	567,644			576,268			628,099
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,227)			(779)			252
Allowance for loan losses	(8,879)			(8,905)			(5,881)
Loans held for investment, net	$555,538			$566,584			$622,470

	At December 31,
	2007			2006
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$341,263	54.5%	6.8%	$357,275	58.8%	6.9%
Commercial investor	142,134	22.7%	7.2%	170,175	28.0%	7.4%
One-to-four family (1)	13,080	2.1%	8.6%	12,825	2.1%	9.5%
Construction	2,048	0.3%	7.8%	-	0.0%	0.0%
Land	5,389	0.9%	11.9%	3,277	0.5%	8.9%
Business loans:
Commercial owner occupied (2)	57,614	9.2%	7.6%	35,929	5.9%	7.3%
Commercial and industrial	50,992	8.1%	8.1%	22,762	3.8%	9.1%
SBA	13,995	2.2%	8.5%	5,312	0.9%	9.9%
Other loans	177	0.0%	8.6%	63	0.0%	9.4%
Total gross loans	626,692	100.0%	7.2%	607,618	100.0%	7.2%
Less loans held for sale	749			795
Total gross loans held for investment	625,943			606,823
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	769			1,024
Allowance for loan losses	(4,598)			(3,543)
Loans held for investment, net	$622,114			$604,304

(1) Includes second trust deeds.
(2) Secured by real estate

Loan Portfolio Characteristics.  In general, the Company does not require regular updates of collateral valuations for non-homogeneous loans that are not classified as potential problem or problem loans.  However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as potential problem or problem loans at least every twenty-four months.  Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss policy.  Market values may be substantiated by obtaining an appraisal or an appropriate evaluation by the Company’s Chief Appraiser. At December 31, 2010, 21.4% of multi-family, 23.2% of commercial investor and 28.8% of commercial owner occupied loans had current updated collateral valuations within the last twenty-four months.

The following table sets forth by loan category our average loan size, months of seasoning, average loan-to-value ratio (the proportion of the principal amount of the loan to the most current market value of the collateral property) and debt coverage ratio (the proportion of the property's annual net operating income to its annual debt service, which includes principal and interest payments) at the date indicated.

	At December 31, 2010
	Average Loan Size	Seasoning (months)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Real estate loans:
Multi-family	$1,041	65	69%	1.20
Commercial investor	1,165	56	59%	1.29
One-to-four family	109	110	67%	N/A
Business loans:
Commercial owner occupied	706	85	51%	N/A
Commercial and industrial	511	38	N/A	N/A
SBA	151	34	N/A	N/A
Other loans	80	27	N/A	N/A

Loan Maturity. For our commercial real estate and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential payoff issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2010, we had $26.8 million or 4.7% of total gross loans held for investment that were due to mature in one year or less, primarily in our loan category of total C&I loans of $25.8 million.

The following table does not reflect prepayment assumptions, but rather shows the contractual maturity of the Company's loans at the date indicated:
	At December 31, 2010
	Multifamily	Commercial Investor	One-to-Four Family	Commercial Owner Occupied	Commercial and Industrial	SBA	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$-	$-	$2	$423	$25,829	$-	$583	$26,837
More than one year to three years	758	4,240	315	4,634	1,747	1,057	31	12,782
More than three years to five years	446	21,624	507	5,310	5,471	271	27	33,656
More than five years to 10 years	7,107	91,657	6,326	38,044	5,749	2,760	122	151,765
More than 10 years to 20 years	2,269	5,405	4,823	33,912	3,281	-	654	50,344
More than 20 years	233,004	7,599	8,345	30,702	12,610	-	-	292,260
Total gross loans	243,584	130,525	20,318	113,025	54,687	4,088	1,417	567,644
Less (plus)
Deferred loan origination (fees) costs	(176)	(121)	(1,676)	(151)	(4)	(1,316)	217	(3,227)
Allowance for loan losses (allocated)	(2,730)	(1,580)	(332)	(1,687)	(2,356)	(145)	(49)	(8,879)
Total loans, net	240,678	128,824	18,310	111,187	52,327	2,627	1,585	555,538
Loans held for sale, net	-	-	-	-	-	-	-	-
Loans held for investment, net	$240,678	$128,824	$18,310	$111,187	$52,327	$2,627	$1,585	$555,538

    The following table sets forth at December 31, 2010 the dollar amount of gross loans receivable contractually due after December 31, 2011 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2010
	Loans Due After December 31, 2011
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Multi-family	$1,493	$242,091	$243,584
Commercial investor	17,226	113,299	130,525
One-to-four family	4,576	15,740	20,316
Business loans:
Commercial owner occupied	59,134	53,468	112,602
Commercial and industrial	3,182	25,676	28,858
SBA	49	4,039	4,088
Other loans	812	22	834
Total gross loans	$86,472	$454,335	$540,807

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Beginning balance of gross loans	$576,268	$628,767	$626,692
Loans originated:
Real estate loans:
Multi-family	-	494	34,166
Commercial investor	-	-	33,058
One-to-four family	-	200	250
Business loans:
Commercial owner occupied	600	365	5,375
Commecial and industrial	63,530	4,249	17,512
SBA	2,322	1,150	907
Other loans	5,183	958	1,215
Total loans originated	71,635	7,416	92,483
Loans purchased:
Multi-family	-	4,051	4,577
Commercial investor	2,579	-	9,305
Commercial owner occupied	26,380	-	53,710
Commecial and industrial	745	-	-
Other loans	9,884	-	-
Total loans purchased	39,588	4,051	67,592
Total loan production	111,223	11,467	160,075
Total	687,491	640,234	786,767
Less:
Principal repayments	61,983	56,808	161,352
Change in undisbursed loan funds	21,984	(4,701)	(10,854)
Sales of loans	29,977	2,515	6,235
Charge-offs	2,339	4,811	1,174
Transfer to other real estate owned	3,564	4,533	93
Total gross loans	567,644	576,268	628,767
Ending balance loans held for sale, gross	-	-	668
Ending balance loans held for investment, gross	$567,644	$576,268	$628,099

Delinquent Loans. When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2010, loans delinquent 60 or more days as a percentage of total gross loans was 0.54%, down from 0.95% at year-end 2009.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2010
Real estate loans:
Commercial investor	2	$617	-	$-	-	$-
One-to-four family	3	$402	1	$17	1	$20
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225
SBA	-	-	-	-	7	846
Total	6	$1,203	1	$17	11	$3,091
Delinquent loans to total gross loans		0.21%		0.00%		0.54%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,150	-	$-	3	$2,073
Commercial investor	1	694	-	-	1	1,851
One-to-four family	3	44	-	-	4	97
Business loans:
Commercial owner occupied	-	-	-	-	2	996
SBA	1	69	1	52	3	463
Other	1	18	-	-	-	-
Total	7	$3,975	1	$52	13	$5,480
Delinquent loans to total gross loans		0.69%		0.01%		0.95%

At December 31, 2008
Real estate loans:
Multi-family	-	$-	-	$-	1	$350
Commercial investor	1	1,062	1	317	1	638
One-to-four family	4	129	2	32	8	637
Land	-	-	-	-	1	2,550
Business loans:
SBA	1	216	-	-	2	127
Total	6	$1,407	3	$349	13	$4,302
Delinquent loans to total gross loans		0.22%		0.06%		0.68%

At December 31, 2007
Real estate loans:
Commercial investor	1	$641	1	$641	1	$3,125
One-to-four family and other loans	8	251	15	719	7	284
Business loans:
Commercial and industrial	2	208	3	458	-	-
SBA	2	119	5	804	-	-
Total	13	$1,219	24	$2,622	8	$3,409
Delinquent loans to total gross loans		0.19%		0.42%		0.54%

At December 31, 2006
Real estate loans:
One-to-four family and other loans	4	$108	4	$182	13	$634
Total	4	$108	4	$182	13	$634
Delinquent loans to total gross loans		0.02%		0.03%		0.10%

(1) All 90 day or greater delinquency are on nonaccrual status and are reported as part of nonperforming loans.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses inherent in the loans held for investment portfolio at the balance sheet date.  Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses.  The allowance for loan losses is reported as a reduction of loans held for investment.  The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.  Loans held for sale are carried at the lower of amortized cost or fair value.  Net unrealized losses, if any, are recorded in current earnings.

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

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk categories.  We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time.  Currently, we designate our assets into a category of “Pass,”, “Special Mention”, “Substandard” or “Loss.”  A brief description of these classifications follows:

·	Pass classifications represent assets with a level of credit quality which contain no well-defined deficiency or weakness.
·
Special Mention assets do not currently expose the Bank to sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiency or potential weaknesses deserving management’s close attention.

·
Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Other real estate owned (“OREO”) acquired from foreclosure is classified as substandard.

·	Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

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

The Company’s CIRC reviews the Chief Credit Officer’s recommendations for classifying our assets quarterly and reports the results of our review to the board of directors. At December 31, 2010, we had $20.6 million of assets classified as substandard, compared to $36.9 million at December 31, 2009.  The decrease was primarily in our loan categories of $13.7 million and OREO of $3.3 million.

The following tables set forth information concerning substandard assets at the dates indicated:

	At December 31, 2010
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$4,153	5	$-	-	--	--	$4,153	5
Commercial investor	5,435	8	-	-	--	--	5,435	8
One-to-four family	495	9	34	1	--	--	529	10
Business loans:
Commercial owner occupied	4,476	7	-	-	--	--	4,476	7
Commercial and industrial	1,139	5	-	-	--	--	1,139	5
SBA	1,132	11	-	-	--	--	1,132	11
Securities	--	--	--	--	3,781	52	3,781	52
Total substandard assets	$16,830	45	$34	1	$3,781	52	$20,645	98

	At December 31, 2009
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$12,268	10	$-	-	--	--	$12,268	10
Commercial investor	10,712	12	515	1	--	--	11,227	13
One-to-four family	724	16	-	-	--	--	724	16
Land	-	-	2,138	1	--	--	2,138	1
Business loans:
Commercial owner occupied	3,576	7	727	1	--	--	4,303	8
Commercial and industrial	2,102	6	-	-	--	--	2,102	6
SBA	1,146	11	-	-	--	--	1,146	11
Securities	--	--	--	--	2,988	27	2,988	27
Total substandard assets	$30,528	62	$3,380	3	$2,988	27	$36,896	92

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

Internal Factors

· Changes in lending policies and procedures, including underwriting standards and collection, charge-offs, and recovery practices;
· Changes in the nature and volume of the loan portfolio and the terms of loans, as well as new types of lending;
· Changes in the experience, ability, and depth of lending management and other relevant staff that may have an impact on our loan portfolio;
· Changes in the volume and severity of past due and classified loans, and in the volume of non-accruals, troubled debt restructurings, and other  loan modifications;
· Changes in the quality of our loan review system and the degree of oversight by our board of directors; and
· The existence and effect of any concentrations of credit and changes in the level of such concentrations.

External Factors

· Changes in national, state and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (includes trends in real estate values and the interest rate environment);
· Changes in the value of the underlying collateral for collateral-dependent loans; and
· The effect of external factors, such as competition, legal developments and regulatory requirements on the level of estimated credit losses in our current loan portfolio.

The factor adjustment for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the CIRC on a quarterly basis.

The allowance for loan loss (“ALLL”) factors are reviewed for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  Given the above evaluations, the amount of the allowance for loan losses is based upon the total loans evaluated individually and collectively.

As of December 31, 2010, the allowance for loan losses totaled $8.9 million, essentially unchanged from December 31, 2009 and up from $5.9 million at December 31, 2008.  At December 31, 2010, the allowance for loan losses as a percent of nonperforming loans was 270.9%, compared with 88.9% at December 31, 2009 and 113.1% at December 31, 2008.  At December 31, 2010, the allowance for loan losses as a per-cent of gross loans was 1.56%, compared with 1.55% at December 31, 2009 and 0.94% at December 31, 2008.

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	8,905	5,881	4,598	3,543	3,050
ALLL Transfer In *	-	-	8	-	-
Provision for loan losses	2,092	7,735	2,241	1,651	531
Charge-offs:
Real estate:
Multi-family	334	1,527	-	-	-
Commercial investor	512	317	-	-	-
One-to-four family	123	125	226	101	266
Business loans:
Commercial owner occupied	264	59	-	-	-
Commercial and industrial	708	1,409	-	-	-
SBA	398	906	948	600	-
Other loans	-	468	-	-	-
Total charge-offs	2,339	4,811	1,174	701	266
Recoveries:
Real estate:
One-to-four family	40	26	88	103	225
Business loans:
Commercial and industrial	13	4	-	-	-
SBA	154	31	-	-	-
Other loans	14	39	120	2	3
Total recoveries	221	100	208	105	228
Net loan charge-offs	2,118	4,711	966	596	38
Balance at end of period	$8,879	$8,905	$5,881	$4,598	$3,543
Ratios
Net charge-offs to average net loans	0.39%	0.79%	0.16%	0.10%	0.01%
Allowance for loan losses to gross loans at end of period	1.56%	1.55%	0.94%	0.73%	0.58%

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed at the dates indicated:

	At December 31,
	2010			2009			2008
		% of Loans in	Allowance as		% of Loans in	Allowance as		% of Loans in	Allowance as
		Category to	a % of Loan		Category to	a % of Loan		Category to	a % of Loan
Balance at End of Period Applicable to	Amount	Total Loans	Category Balance	Amount	Total Loans	Category Balance	Amount	Total Loans	Category Balance
	(dollars in thousands)
Real estate loans:
Multi-family	$2,730	42.9%	1.12%	$3,386	48.4%	1.21%	$1,958	45.7%	0.68%
Commercial investor	1,580	23.0%	1.21%	1,602	26.0%	1.07%	1,373	26.0%	0.84%
One-to-four family	332	3.6%	1.63%	272	1.5%	3.20%	231	1.6%	2.33%
Construction	-	0.0%	0.00%	-	0.0%	0.00%	78	0.4%	2.84%
Land	-	0.0%	0.00%	-	0.0%	0.00%	-	0.4%	0.00%
Business loans:	-			-			-
Commercial owner occupied	1,687	20.0%	1.49%	907	17.9%	0.88%	935	17.9%	0.83%
Commercial and industrial	2,356	9.6%	4.31%	2,410	5.4%	7.75%	1,123	6.9%	2.60%
SBA	145	0.7%	3.55%	326	0.5%	9.78%	177	0.8%	3.57%
Other Loans	49	0.2%	3.46%	2	0.3%	0.10%	7	0.3%	0.37%
Total	$8,879	100.0%	1.56%	$8,905	100.0%	1.55%	$5,881	100.0%	0.94%

	At December 31,
	2007			2006
		% of Loans in	Allowance as		% of Loans in	Allowance as
Balance at End of		Category to	a % of Loan		Category to	a % of Loan
Period Applicable to	Amount	Total Loans	Category Balance	Amount	Total Loans	Category Balance

Real estate loans:
Multi-family	$1,718	54.5%	0.50%	$1,488	58.8%	0.42%
Commercial investor	1,349	22.7%	0.95%	933	28.0%	0.55%
One-to-four family	197	2.1%	1.51%	350	2.1%	2.73%
Construction	24	0.3%	1.17%	-	0.0%	0.00%
Land	-	0.9%	0.00%	-	0.5%	0.00%
Business loans:	-			-
Commercial owner occupied	296	9.2%	0.51%	190	5.9%	0.53%
Commercial and industrial	765	8.1%	1.50%	506	3.8%	2.22%
SBA	247	2.2%	1.77%	72	0.9%	1.36%
Other Loans	1	0.0%	0.68%	4	0.0%	6.72%
Total	$4,598	100.0%	0.73%	$3,543	100.0%	0.58%

    The following table sets forth the allowance for loan losses amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)

Allocated allowance	$8,832	99.5%	$8,905	100.0%	$5,881	100.0%	$4,598	100.0%	$3,377	95.3%
Specific allowance	47	0.5%	-	0.0%	-	0.0%	-	0.0%	166	4.7%
Total	$8,879	100.0%	$8,905	100.0%	$5,881	100.0%	$4,598	100.0%	$3,543	100.0%

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

Our investment securities portfolio amounted to $168.4 million at December 31, 2010, as compared to $137.7 million at December 31, 2009, representing a 22.3% increase.  As of December 31, 2010, the portfolio consisted of $159,000 in U.S. Treasuries, $130.6 million in government sponsor entities (“GSE”) MBS, $19.8 million in municipal bonds, $4.6 million of private label MBS, $11.3 million of FHLB stock, and $2.0 million of stock of the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”).  In addition, $38.3 million of the GSE securities have been pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements.

In the third quarter of 2009 through the beginning of 2010, we began restructuring our investment portfolio to reduce the level of private label MBS and reinvest in government sponsored enterprise-backed securities and municipal bonds.  All of our $19.8 million municipal bond securities in our portfolio have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s AA- rating or better.  The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company has reduced its exposure to any single adverse event by holding securities from geographically diversified municipalities.  We are continually monitoring the quality of our municipal bond portfolio in light of the current financial problems.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

In June 2008, the Company redeemed its shares in two AMF mutual funds it owned and received a pro rata distribution in kind of the securities held by the mutual funds.  The managers of the mutual funds had limited redemptions to payment-in-kind only and did not permit the owners of the funds to redeem their shares for cash. In aggregate, the Company received cash of $2.9 million and 160 securities with a market value totaling $21.3 million. The Company’s redemption of its shares in the mutual funds resulted in a charge to earnings of approximately $3.6 million (pre-tax).  The charge is the difference between the total purchase price of $27.7 million, paid by the Company for the mutual funds and the market value of the cash and securities of $24.1 million at the close of business on June 18, 2008, which is the date the Company redeemed its shares in the mutual funds. For 2010, the Company took OTTI charges of $1.1 million, compared with $2.0 million in 2009, all of which for both years were related to the private label MBS received from these mutual funds.

Below is a table of our securities by security type further separated by rating agency grade at the date indicated:

		At December 31, 2010
Security Type	Ratings	Number	Face Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
		(dollars in thousands)

U.S. Treasury	AAA	2	$146	$148	$159	$11
Government Sponsored Enterprise	AAA	76	126,297	130,353	130,581	228
Municipal bonds	AAA/AA	29	20,145	20,555	19,759	(796)
Private Label:
Investment Grade	AAA	6	189	189	179	(10)
Investment Grade	AA-BBB	24	908	885	635	(250)
Non-investment Grade *	Below BBB	49	8,986	4,517	3,781	(736)
Total investment securities available for sale		186	$156,671	$156,647	$155,094	$(1,553)

* Non-investment grade includes all ratings below BBB.

The following table sets forth the amortized costs and fair values of the Company's investment securities available for sale and stock at the dates indicated:

	At December 31,
	2010		2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Investment securities available for sale
U.S. Treasury	$148	$159	$148	$154
Municipal bonds	20,555	19,759	17,918	17,965
Mortgage-backed securities	135,944	135,176	108,300	105,288
Total investment securities available for sale	156,647	155,094	126,366	123,407
Stock
FHLB	11,315	11,315	12,731	12,731
Federal Reserve Bank	2,019	2,019	1,599	1,599
Total stock	13,334	13,334	14,330	14,330
Total securities	$169,981	$168,428	$140,696	$137,737

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio and stock by contractual maturity at the date indicated.

	At December 31, 2010
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale
U.S. Treasury	$ -	0.00%	$ 79	3.53%	$ 80	4.15%	$ -	0.00%	$ 159	3.84%
Municipal bonds	-	0.00%	-	0.00%	-	0.00%	19,759	3.92%	19,759	3.92%
Mortgage-backed securities	-	0.00%	37	6.06%	127	5.31%	135,012	2.95%	135,176	2.95%
Total investment securities available for sale	-	0.00%	116	4.34%	207	4.86%	154,771	3.07%	$155,094	3.07%
Stock
FHLB	11,315	0.00%	-	0.00%	-	0.00%	-	0.00%	11,315	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	13,334	0.91%	-	0.00%	-	0.00%	-	0.00%	$ 13,334	0.91%
Total securities	$ 13,334	0.91%	$ 116	4.34%	$ 207	4.86%	$154,771	3.07%	$168,428	2.90%

Nonperforming Assets.  Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2010, we had $3.3 million of nonperforming assets, which consisted of $3.3 million of net nonperforming loans and $34,000 of OREO.  At December 31, 2009, we had $13.4 million of nonperforming assets, which consisted of $10.0 million of nonperforming loans and $3.4 million of OREO.

OREO consisted of one residential one-to-four family property, compared to three properties at December 31, 2009.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $264,000 in 2010, $95,000 in 2009 and $212,000 in 2008.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $600,000 in 2010, $781,000 in 2009 and $491,000 in 2008.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Nonperforming assets
Real estate loans:
Multi-family	$-	$5,223	$350	$-	$-
Commercial investor	-	1,851	3,188	3,125	-
One-to-four family	27	107	637	284	634
Business loans:
Commercial owner occupied	2,225	996	-	-	-
Commercial and industrial	54	955	-	-	-
SBA (1)	971	880	1,025	784	-
Other loans	-	-	-	-	-
Total nonaccrual loans	3,277	10,012	5,200	4,193	634
Specific allowance	-	-	-	-	(60)
Total nonperforming loans, net	3,277	10,012	5,200	4,193	574
Other real estate owned	34	3,380	37	711	138
Total nonperforming assets, net	$3,311	$13,392	$5,237	$4,904	$712

Allowance for loan losses	$8,879	$8,905	$5,881	$4,598	$3,543
Allowance for loan losses as a percent of total nonperforming loans, gross	270.95%	88.94%	113.10%	109.48%	558.83%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (2)	0.58%	1.74%	0.83%	0.67%	0.09%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.40%	1.66%	0.71%	0.64%	0.10%
___________________
(1)	The SBA totals include the guaranteed amount, which was $245,000 as of December 31, 2010.
(2)	Gross loans include loans receivable held for investment and held for sale.

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

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our six branch network in Southern California.  The Company’s deposits consist of passbook savings, checking accounts, money market accounts and certificates of deposit.  Total deposits at December 31, 2010 were $659.2 million, compared to $618.7 million at December 31, 2009.  At December 31, 2010, certificates of deposit constituted 62.0% of total deposits, compared to 68.4% at the year-end 2009.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2010, the Company had $236.8 million of certificate of deposit accounts maturing in one year or less.

The Company relies primarily on customer service, marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, the Company will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  During 2010, the Company decreased the amount of wholesale and broker deposits by $3.7 million to $1.9 million.

The following table presents the deposit activity for the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net deposits	$30,962	$141,471	$45,820
Interest credited on deposit accounts	9,544	20,135	24,573
Total increase in deposit accounts	$40,506	$161,606	$70,393

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2010			2009			2008
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$47,229	7.2%	0.00%	$33,885	5.5%	0.00%	$29,443	6.5%	0.00%
Interest bearing checking	21,137	3.2%	0.14%	22,406	3.6%	0.39%	20,989	4.6%	0.97%
Money market	113,333	17.2%	0.97%	77,687	12.6%	1.17%	23,463	5.1%	2.00%
Regular passbook	68,559	10.4%	0.96%	61,779	9.9%	1.33%	14,401	3.1%	2.56%
Total transaction accounts	250,258	38.0%	0.72%	195,757	31.6%	0.93%	88,296	19.3%	1.18%
Certificates of deposit accounts:
Less than 1.00%	46,528	7.1%	0.46%	30,867	5.0%	0.82%	32	0.0%	0.75%
1.00-1.99	172,974	26.2%	1.61%	91,207	14.7%	1.63%	97	0.1%	1.77%
2.00-2.99	186,173	28.2%	2.31%	292,689	47.3%	2.44%	23,080	5.0%	2.63%
3.00-3.99	984	0.1%	3.24%	3,427	0.6%	3.29%	233,179	51.0%	3.67%
4.00-4.99	1,097	0.2%	4.41%	3,463	0.6%	4.40%	110,625	24.2%	4.24%
5.00-5.99	1,226	0.2%	5.30%	1,324	0.2%	5.34%	1,819	0.4%	5.53%
Total certificates of deposit accounts	408,982	62.0%	1.82%	422,977	68.4%	2.18%	368,832	80.7%	3.79%
Total deposits	$659,240	100.0%	1.40%	$618,734	100.0%	2.09%	$457,128	100.0%	3.51%

    The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	At December 31, 2010
									Weighted
	Less than	1.00%	2.00%	3.00%	4.00%	5.00%		% of	Average
	1.00%	1.99%	2.99%	3.99%	4.99%	and greater	Total	Total	Rate
	(in thousands)
Certificates of deposit accounts
Within 3 months	$17,697	$1,728	$36,904	$144	$-	$3	$56,476	13.8%	1.62%
4 to 6 months	15,536	2,081	11,957	33	28	104	29,739	7.3%	1.43%
7 to 12 months	12,180	73,276	64,287	1	626	210	150,580	36.8%	1.89%
13 to 24 months	1,045	95,263	60,820	152	252	221	157,753	38.6%	1.80%
25 to 36 months	-	151	1,580	30	189	195	2,145	0.5%	2.75%
37 to 60 months	-	450	10,510	611	-	145	11,716	2.9%	2.91%
Over 60 months	70	25	115	13	2	348	573	0.1%	3.96%
Total	$46,528	$172,974	$186,173	$984	$1,097	$1,226	$408,982	100.0%	1.82%

With the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act,” deposit insurance coverage was made unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts.  At December 31, 2010, the Company had $35.9 million in certificate accounts in amounts of $250,000 or more maturing as follows:

	At December 31,
		Weighted
Maturity Period	Amount	Average Rate
	(dollars in thousands)

Three months or less	$6,305	0.88%
Over three months through 6 months	478	0.50%
Over 6 months through 12 months	13,074	2.15%
Over 12 months	16,090	1.83%
Total	$35,947	1.76%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $367.4 million as of December 31, 2010.  At December 31, 2010, the Company had two FHLB term advances outstanding totaling $40.0 million with a weighted average interest rate of 0.61% and a weighted average remaining maturity of 1.0 years. At December 31, 2010, one advance for $20.0 million was due in December of 2012 and the other for $20.0 million was due in January of 2011.

Other Borrowings. The Company maintains lines of credit totaling $48.8 million with seven correspondent banks to purchase federal funds as business needs dictate.  Federal funds purchased are short-term in nature and utilized to meet short-term funding needs. As of December 31, 2010, we had no outstanding balance with any of our correspondent banks. Additionally, in 2008 the Company entered into three inverse putable reverse repurchase agreements (the “repurchase agreements”) totaling $28.5 million with a weighted average interest rate of 3.04% as of December 31, 2010 secured by GSE MBS totaling $38.3 million. The terms of each repurchase agreements is for 10 years with the buyers of the repurchase agreements having the option to terminate the repurchase agreements after the fixed interest rate period has expired. The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million repurchase agreement, 3.47% on the other $10.0 million repurchase agreement, and 2.70% on the $8.5 million repurchase agreement.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.04% as of December 31, 2010.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
FHLB advances
Average balance outstanding	$38,178	$127,653	$236,494
Maximum amount outstanding at any month-end during the year	63,000	150,000	303,500
Balance outstanding at end of year	40,000	63,000	181,400
Weighted average interest rate during the year	4.88%	4.77%	4.24%

Other borrowings
Average balance outstanding	$28,500	$28,500	$14,787
Maximum amount outstanding at any month-end during the year	28,500	28,500	28,500
Balance outstanding at end of year	28,500	28,500	28,500
Weighted average interest rate during the year	3.08%	2.61%	1.80%

Debentures
Average balance outstanding	$10,310	$10,310	$10,310
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate during the year	3.05%	3.57%	6.29%

Total borrowings
Average balance outstanding	$76,988	$166,463	$261,591
Maximum amount outstanding at any month-end during the year	101,810	188,810	342,310
Balance outstanding at end of year	78,810	101,810	220,210
Weighted average interest rate during the year	3.97%	4.33%	4.19%

Subsidiaries

At December 31, 2010, we had two subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our balance sheet.

Personnel

As of December 31, 2010, we had 102 full-time employees and 3 part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

SUPERVISION AND REGULATION

General.  Bank holding companies, such as the Corporation, and banks, such as the Bank, are subject to extensive regulation and supervision by federal and state regulators.  Various requirements and restrictions under state and federal law affect our operations, including reserves against deposits, ownership of deposit accounts, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  The following is a summary of certain statutes and rules applicable to us.  This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

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

Under changes made by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank.  In order to fulfill its obligations as a source of strength, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank.  In addition, the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.  The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As a California state-chartered commercial bank, which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  In general terms, federal deposit insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Act for all insured depository institutions.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

In response to the recent economic downturn and financial industry instability, legislative and regulatory initiatives have been, and will likely continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry.  We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Moreover, in the current economic environment, bank regulatory agencies have been more aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Dodd-Frank Act

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law by President Obama.  The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Bank’s business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

·
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

·	Limit the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

·
Require federal bank regulators to seek to make their capital requirements countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

·	Require bank holding companies and banks to be both well-capitalized and well-managed in order to engage in interstate bank acquisitions.

·
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

·	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

·
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

·	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

·
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

·	Increase the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

·
 Mandates certain corporate governance and executive compensation initiatives be implemented, including (i)  an advisory vote on executive compensation by a public company’s stockholders; (ii) enhancement of independence requirements for compensation committee members; (iii) adoption of incentive-based compensation clawback policies for executive officers; and (iv) adoption of proxy access rules allowing stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

·
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

Incentive Compensation. In June 2010, the federal banking agencies issued their final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The Federal Reserve indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, control, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

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

In February 2011, the federal banking agencies approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Capital Requirements.  The federal banking agencies have adopted regulations establishing minimum capital adequacy requirements for banking organizations. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Under federal regulations, bank holding companies and banks must have a minimum ratio of 8% of qualifying total capital to risk-weighted assets, and a minimum ratio of 4% of qualifying Tier 1 capital to risk-weighted assets.  At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the allowance for loan loss.

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

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.  The federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act or other regulatory or supervisory changes. We will be assessing the impact on us of these new regulations as they are proposed and implemented.

The regulatory capital requirements, as well as the actual capital ratios for the Corporation and the Bank as of December 31, 2010, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof. See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof.  As of December 31, 2010, the Bank was considered well capitalized for regulatory purposes.

Under applicable regulatory guidelines, the trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier I capital up to a maximum limit of 25% of total Tier I capital. Any additional portion of our trust preferred securities would qualify as Tier II capital.  As of December 31, 2010, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier I capital.

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

As of December 31, 2010, the Bank was “well capitalized” according to the guidelines as generally discussed above.

Dividends.  It is the Federal Reserve’s policy that bank holding companies, such as the Corporation, should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries.  Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank's ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $3.5 million at December 31, 2010.

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

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank’s deposits are insured by the FDIC through the DIF.  The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Act.  The FDIC’s base assessment schedule can be adjusted up or down, and premiums for 2010 ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category.  During 2009, the FDIC also imposed a special assessment for all insured depositories that amounted to $360,000 for the Bank.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, the FDIC has elected to forgo this increase under a recently adopted DIF restoration plan.  In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The rules also change the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC in October 2010.  In addition, the new rules revise the risk-based assessment system for large insured depository institutions (generally, institutions with at least $10 billion in total assets) and “highly complex” institutions by requiring that the FDIC use a scorecard method to calculate assessment rates for all such institutions.  The Bank will not be deemed a “highly complex” institution for these purposes.

Under the new rules, the FDIC set initial base assessment rates from 5 basis points in the lowest risk category to 35 basis points for banks in the higher risk category, which are effective April 1, 2011.  The Bank’s FDIC insurance expense totaled $1.3 million in 2010, $1.4 million in 2009 and $264,000 in 2008.  We cannot provide any assurance as to the amount of any proposed increase in our deposit insurance premium rate, as such changes are dependent upon a variety of factors, some of which are beyond our control.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulators.

In addition to the assessment for deposit insurance, the Bank, as a former member of the Savings Association Insurance Fund, also pays assessments towards the retirement of the Financing Corporation Bonds issued in the 1980s to assist in the recovery of the savings and loan industry.  These assessments will continue until these bonds mature in 2017.  This payment is established quarterly and during the year ending December 31, 2010, averaged 1.04 basis points of assessable deposits.

Transactions with Related Parties.  Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit as discussed in the above section.  Federal regulations also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The prescribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000.  The Federal Reserve also requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment.  There are additional limits on the amount a bank can loan to an executive officer.

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

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2010, the Bank’s limit on aggregate secured loans-to-one-borrower was $23.0 million and unsecured loans-to-one borrower was $13.8 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

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

USA Patriot Act of 2001.  On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”).  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

·	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;
·	standards for verifying customer identification at account opening; and
·	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Consumer Laws and Regulations.  The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  These laws include, among others, Truth in Lending Act; Truth in Savings Act; Electronic Funds Transfer Act; Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Home Mortgage Disclosure Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.  Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the IRS. For its 2010 or 2009 taxable year, the Company is subject to a maximum federal income tax rate of 34% and state income tax rate of 10.84%.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sluggish real estate markets and constrained financial markets.  Declines in the housing markets, with falling home prices and increasing foreclosures and continued high unemployment, have resulted in significant write-downs of asset values by financial institutions.  Uncertainties in the direction of real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

·
Economic conditions that negatively affect real estate values and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business.

·	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
·
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

·
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

In recent years, there was significant disruption and volatility in the financial and capital markets. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

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

Although down from the previous year, we have experienced increases in the levels of our nonperforming assets, loan charge-offs and provision for loan losses in recent periods. Our total nonperforming assets amounted to $3.3 million, or 0.40% of our total assets, at December 31, 2010, down from $13.4 million or 1.7% at December 31, 2009. We had $2.1 million of net loan charge-offs for 2010, down from $4.7 million in 2009. Our provision for loan losses was $2.1 million in 2010, down from $7.7 million in 2009. Additional increases in our nonperforming assets, loan charge-offs or provision for loan losses may have an adverse effect upon our future results of operations.

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

Our business activities and credit exposure are concentrated in Southern California. As a result, a deterioration in economic conditions, including state and local government deficits, in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. The significant decline in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2010, approximately 99% of our loan portfolio consisted of loans secured by real estate located in Southern California. As real estate values decline, especially in Southern California, the collateral for our loans provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small businesses customers with heightened vulnerability to economic conditions.

As of December 31, 2010, our commercial real estate loans amounted to $374.1 million, or 65.9% of our total loan portfolio, and our commercial business loans amounted to $167.7 million, or 29.6% of our total loan portfolio. At such date, our largest outstanding commercial real estate loan amounted was $11.4 million and our largest outstanding commercial business loan was $9.4 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

At December 31, 2010, $155.1 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized losses on our available-for-sale securities was $1.6 million. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2010, we reported a non-cash, OTTI charge of $1.1 million on our securities portfolio. We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future. In addition, as a condition to membership in the FHLB of San Francisco, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2010, we had stock in the FHLB of San Francisco totaling $11.3 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2010, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that are anticipated to effect our operations include:

·	changes to regulatory capital requirements;
·	creation of new government regulatory agencies, including the CFPB;
·	limitation on federal preemption;
·	changes in insured depository institution regulations and assessments; and
·	mortgage loan origination and risk retention.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

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

Federal and State banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

Federal and state banking agencies, including the Federal Reserve, the FDIC and the DFI, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

We may in the future engage in additional FDIC-assisted transactions, which could present additional risk to our business.

On February 11, 2011, we completed the acquisition of assets and assumption of deposits and liabilities of Canyon National from the FDIC.  We acquired the assets and assumed the liabilities of Canyon National without entering into a loss sharing agreement with the FDIC.  In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with additional opportunities to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions.  The Canyon National acquisition and any future acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because FDIC-assisted transactions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions. The risks related to the Canyon National and other future FDIC-assisted transactions include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We may not be successful in overcoming these risks or any other problems encountered in connection with the Canyon National or other future FDIC-assisted transactions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

Moreover, even if we were inclined to participate in additional FDIC-assisted transactions, there are no assurances that the FDIC would allow us to participate or what the terms of such transaction might be or whether we would be successful in acquiring the bank or assets that we are seeking.  We may be required to raise additional capital as a condition to, or as a result of, participation in FDIC-assisted transactions.  Any such transactions and related issuances of stock may have a dilutive effect on earnings per share and share ownership.

Furthermore, to the extent we are allowed to, and choose to, participate in additional FDIC-assisted transactions, we may face competition from other financial institutions with respect to the proposed FDIC-assisted transactions. To the extent that our competitors are selected to participate in FDIC-assisted transactions, our ability to identify and attract acquisition candidates and/or make acquisitions on favorable terms may be adversely affected.

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

Increases in FDIC deposit insurance premiums could adversely affect our earnings.

Market developments have significantly depleted the deposit insurance fund, or DIF, of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its assessment rates which raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations.

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

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

Our controls and procedures may fail or be circumvented.

    Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

The Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and ability to generate deposits.

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy in late 2000. The loss of Mr. Gardner could have a negative impact on the success of our business strategy. In addition, we rely upon the services of Eddie Wilcox, our Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel. We do not maintain key-man life insurance on any employee other than Mr. Gardner. We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Costa Mesa, California, and approximately 99% of our total loan portfolio was secured by real estate located in Southern California at December 31, 2010. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Costa Mesa, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

We have issued warrants to certain stockholders representing the right to purchase 966,400 shares of our common stock at an exercise price of $0.75 per share outstanding as of December 31, 2010.  The aggregate number of shares of our common stock subject to these warrants represents approximately 9.6% of our issued and outstanding shares as of December 31, 2010.  The trading price of our common stock has been significantly higher than the exercise price of the warrants for the last three consecutive fiscal years.  Upon exercise of the warrants, existing stockholders will experience significant dilution on the shares of our common stock that they hold.

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

Anti-takeover defenses may delay or prevent future transactions

Our certificate of incorporation and bylaws, among other things:

·	divide the board of directors into three classes with directors of each class serving for a staggered three year period;
·	provide that our directors must fill vacancies on the board of directors;
·	permit the issuance, without stockholder approval, of shares of preferred stock having rights and preferences determined by the board of directors;
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2010

Corporate Headquarters:
1600 Sunflower Ave
Costa Mesa, CA 92626	Owned (a)	2002	N.A.	$4,435,809

Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$315,695

Branch Office:
19011 Magnolia Avenue
Huntington Beach, CA 92646	Owned (b) (c)	2005	2023	$1,220,809

Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$13,431

Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$209,825

Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$535,322

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

As of March 17, 2011, there were approximately 1,350 holders of record of the common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Market for the periods indicated.

	Sale Price of
	Common Stock
	High	Low
2009
First Quarter	$4.60	$2.79
Second Quarter	$5.63	$3.85
Third Quarter	$5.10	$3.98
Fourth Quarter	$4.76	$3.15
2010
First Quarter	$5.00	$3.32
Second Quarter	$5.20	$4.10
Third Quarter	$4.54	$3.78
Fourth Quarter	$6.48	$4.14

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2005 through December 31, 2010.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2005.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/3/2005	12/31/2006	12/31/2007	12/30/2008	12/29/2009	12/29/2010
Pacific Premier Bancorp, Inc.	$100.00	$103.22	$58.56	$33.90	$28.64	$54.92
NASDAQ Bank Stocks Index	$100.00	$112.23	$88.95	$64.86	$54.35	$64.28
NASDAQ Composite Index	$100.00	$109.84	$119.14	$57.41	$82.53	$97.95

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

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2007, our board of directors authorized the management of the Company to purchase and retain up to 600,000 shares of our issued and outstanding common stock on a negotiated, non-open market basis by dealing directly with investment bankers representing stockholders of larger blocks of stock.  The plan has no expiration date and remains open.  No determination has been made to terminate the plan or to cease making purchases.  At December 31, 2010, the Corporation had purchased 432,837 shares pursuant to that authorization.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the our common stock during the fourth quarter of 2010.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

Oct-10	-	-	-	167,163
Nov-10	-	-	-	167,163
Dec-10	-	-	-	167,163
Total/Average	-	$-	-	167,163

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data	(dollars in thousands)
Interest income	$41,103	$43,439	$46,522	$49,432	$44,128
Interest expense	12,666	20,254	25,404	31,166	27,003
Net interest income	28,437	23,185	21,118	18,266	17,125
Provision for loan losses	2,092	7,735	2,241	1,651	531
Net interest income after provision for loans losses	26,345	15,450	18,877	16,615	16,594
Net gains (losses) from loan sales	(3,332)	(351)	92	3,720	3,697
Other noninterest income (loss)	2,256	1,048	(2,264)	2,639	2,818
Noninterest expense	18,948	16,694	15,964	17,248	15,231
Income (loss) before income tax (benefit)	6,321	(547)	741	5,726	7,878
Income tax (benefit) (1)	2,083	(87)	33	2,107	450
Net income (loss)	$4,238	$(460)	$708	$3,619	$7,428

	As of and For the Year Ended December 31,
	2010	2009	2008	2007	2006
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$0.42	$(0.08)	$0.14	$0.70	$1.41
Diluted	$0.38	$(0.08)	$0.11	$0.55	$1.11
Weighted average common shares outstanding:
Basic	10,033,836	5,642,589	4,948,359	5,189,104	5,261,897
Diluted	11,057,404	5,642,589	6,210,387	6,524,753	6,684,915
Book value per share (basic)	$7.83	$7.33	$11.74	$11.77	$11.03
Book value per share (diluted)	$7.18	$6.75	$9.60	$9.69	$9.16
Selected Balance Sheet Data
Total assets	$826,816	$807,323	$739,956	$763,420	$730,874
Securities and FHLB stock	168,428	137,737	70,936	73,042	77,144
Loans held for sale, net	-	-	668	749	795
Loans held for investment, net	555,538	566,584	622,470	622,114	604,304
Allowance for loan losses	8,879	8,905	5,881	4,598	3,543
Total deposits	659,240	618,734	457,128	386,735	339,449
Total borrowings	78,810	101,810	220,210	308,275	326,801
Total stockholders' equity	78,602	73,502	57,548	60,750	58,038
Performance Ratios
Return on average assets	0.53%	(0.06)%	0.09%	0.50%	1.07%
Return on average equity	5.57%	(0.76)%	1.20%	6.03%	13.47%
Average equity to average assets	9.55%	7.74%	7.96%	8.16%	7.94%
Equity to total assets at end of period	9.51%	9.10%	7.78%	7.96%	7.94%
Average interest rate spread	3.67%	3.00%	2.81%	2.44%	2.39%
Net interest margin	3.77%	3.12%	2.99%	2.63%	2.58%
Efficiency ratio (2)	59.24%	63.81%	83.66%	69.87%	64.26%
Average interest-earning assets to average interest-bearing liabilities	105.88%	104.21%	105.01%	104.20%	104.83%
Pacific Premier Bank Capital Ratios
Tier 1 capital to adjusted total assets	10.29%	9.72%	8.71%	8.81%	8.38%
Tier 1 capital to total risk-weighted assets	14.03%	13.30%	10.71%	10.68%	10.94%
Total capital to total risk-weighted assets	15.28%	14.55%	11.68%	11.44%	11.55%
Pacific Premier Bancorp. Inc. Capital Ratios (3)
Tier 1 capital to adjusted total assets	10.41%	9.89%	8.99%	8.90%	N/A
Tier 1 capital to total risk-weighted assets	14.07%	13.41%	11.11%	10.81%	N/A
Total capital to total risk-weighted assets	15.32%	14.67%	12.07%	11.56%	N/A
Asset Quality Ratios
Nonperforming loans, net, to total loans	0.58%	1.74%	0.83%	0.67%	0.09%
Nonperforming assets, net as a percent of total assets	0.40%	1.66%	0.71%	0.64%	0.10%
Net charge-offs to average total loans, net	0.39%	0.79%	0.16%	0.10%	0.01%
Allowance for loan losses to total loans at period end	1.56%	1.55%	0.94%	0.73%	0.58%
Allowance for loan losses as a percent of nonperforming loans at period end	270.95%	88.94%	113.10%	109.48%	558.83%
----------
(1)	In the year ended December 31, 2006, we reversed $2.4 million of our deferred tax valuation allowance due to our improved financial outlook.
(2)
Represents the ratio of noninterest expense less other real estate owned operations, gain/(loss) on sale of loans, and gain/(loss) on sale of securities, net to the sum of net interest income before provision for loan losses and total noninterest income.

(3)	Years prior to 2007 are not applicable due to change in the Bank’s charter to that of a commercial bank in March 2007.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2011, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company’s ability to originate and purchase loans is influenced by the general level of product available.  The Company’s results of operations are also affected by the Company’s provision for loan losses and the level of operating expenses. The Company’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Critical Accounting Policies and Estimates

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

We consider the allowance for loan losses and the determination of the other-than-temporary impairment (“OTTI”) of investment securities to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of the Company’s financial statements that is particularly susceptible to significant change. For further information on the Allowance for loan losses, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements in Item 8 hereof.  For further information on OTTI of investment securities, see “Business—Investment Activities” and Note 1 to the Consolidated financial Statements in Item 8 hereof.

Allowance for loan losses

The Company maintains an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the balance sheet date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.   Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.

Other-Than-Temporary Impairment of Investment Securities

The Company has investment securities classified available for sale.  Under the available for sale classification, securities can be sold in response to certain conditions, such as changes in interest rates, fluctuations in deposit levels or loan demand or need to restructure the portfolio to better match the maturity of interest rate characteristics of liabilities with assets.  Securities classified as available for sale are accounted for at their current fair value.  Unrealized holding gains and losses, net of tax, are excluded from earnings and reported as a separate component of stockholders’ equity as accumulated other comprehensive income.

At each reporting date, investment securities available for sale are assessed to determine whether there is OTTI.  If it is probable that the Company will be unable to collect all amounts due from the contractual terms of a debt security, OTTI is charged to operations with a corresponding write-down to the fair value of the security. These related write-downs are included in operations as realized losses in the category of other-than-temporary impairment loss on investment securities, net.  In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Operating Results

General.  The Company reported net income for 2010 of $4.2 million or $0.38 per share on a diluted basis, compared with a net loss of $460,000 or $0.08 per share on a diluted basis for 2009 and net income of $708,000 or $0.11 per share on a diluted basis for 2008.

The Company’s pre-tax income totaled $6.3 million in 2010, compared with a pre-tax loss of $547,000 in 2009.  The $6.8 million increase in the Company’s pre-tax income for 2010 compared to 2009 was primarily due to:

·	A $5.6 million decrease in provision for loan losses due to improved loan credit quality; and
·	A $5.3 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets.

Partially offsetting the above favorable items were the following:

·
A $2.3 million increase in noninterest expense, primarily associated with higher costs related to other real estate owned (“OREO”) operations, compensation and benefits costs, legal and audit fees, and office expenses; and

·
A $1.8 million unfavorable change in noninterest income (loss), primarily due to losses on the sale of loans, partially offset by lower other-than-temporary impairment (“OTTI”) charges taken on our private label securities and higher gains on sales of investment securities available for sale.

The $1.3 million decrease in the Company’s pre-tax income/(loss) for 2009, compared to 2008 was due primarily to a $5.5 million increase in provision for loan losses and a $0.7 million increase in noninterest expense, primarily associated with higher costs related to Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, OREO operations, net and professional fees, partially offset by lower compensation and benefits expense. Offsetting these items were a $2.1 million increase in net interest income due to a higher level of interest earning assets and a higher net interest margin and a $2.9 million favorable change in noninterest income (loss) category, primarily associated with a lower OTTI charge taken on private label securities in 2009 and higher deposit fee income, partially offset by lower loan servicing fee income and losses on loan sales, compared to gains in the prior year.

For 2010, our return on average assets was 0.53% and our return on average equity was 5.57%.  These returns were up from our 2009 negative returns of 0.06% on average assets and 0.76% on average equity and up from our 2008 returns of 0.09% on average assets and 1.20% on average equity.

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

Net interest income totaled $28.4 million for 2010, up $5.3 million or 22.7% from 2009.  The increase reflected a higher net interest margin of 3.77% in the current year, compared with 3.12% in the prior year and to a lesser extent higher average interest-earning assets in 2010 of $754.7 million, compared with 2009 of $743.6 million.  The increase in the 2010 net interest margin of 65 basis points primarily reflected a faster decrease in the average costs on interest-bearing liabilities of 106 basis points than interest-earning assets, which decreased 39 basis points.  For 2010, the decrease in costs on our interest-bearing liabilities resulted from a decline in our cost of deposits of 87 basis points, as the mix of deposits shifted to lower costing transaction accounts, and a decline in the cost of borrowings of 67 basis points, as lower costing borrowings replaced those that matured during the year.  The decrease in our yield on interest-earning assets during 2010 was primarily due to a decrease in our average interest rate on investment securities of 115 basis points that more than offset both a 6 basis points increase in the loan average interest rate.

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

The table also sets forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the year.

	For the Year Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$53,322	$120	0.23%	$52,544	$122	0.23%	$7,288	$34	0.47%
Federal funds sold	29	-	0.00%	3,000	8	0.27%	1,081	22	2.04%
Investment securities	157,782	4,474	2.84%	93,606	3,739	3.99%	80,906	4,365	5.40%
Loans receivable, net (1)	543,567	36,509	6.72%	594,483	39,570	6.66%	617,569	42,101	6.82%
Total interest-earning assets	754,700	41,103	5.45%	743,633	43,439	5.84%	706,844	46,522	6.58%
Noninterest-earning assets	41,349			36,146			32,612
Total assets	$796,049			$779,779			$739,456
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$232,567	1,710	0.74%	$130,594	1,429	1.09%	$96,917	1,448	1.49%
Retail certificates of deposit	400,556	7,871	1.97%	405,886	11,310	2.79%	281,397	11,936	4.24%
Wholesale/brokered certificates of deposit	2,699	30	1.11%	10,632	309	2.91%	33,205	1,069	3.22%
Total interest-bearing deposits	635,822	9,611	1.51%	547,112	13,048	2.38%	411,519	14,453	3.51%
FHLB advances and other borrowings	66,678	2,741	4.11%	156,153	6,839	4.38%	251,281	10,302	4.10%
Subordinated debentures	10,310	314	3.05%	10,310	368	3.57%	10,310	649	6.29%
Total borrowings	76,988	3,055	3.97%	166,463	7,207	4.33%	261,591	10,951	4.19%
Total interest-bearing liabilities	712,810	12,666	1.78%	713,575	20,255	2.84%	673,110	25,404	3.77%
Noninterest-bearing liabilities	7,208			5,887			7,495
Total liabilities	720,018			719,462			680,606
Stockholders' equity	76,031			60,317			58,850
Total liabilities and equity	$796,049			$779,779			$739,456
Net interest income		$28,437			$23,184			$21,118
Net interest rate spread			3.67%			3.00%			2.81%
Net interest margin			3.77%			3.12%			2.99%
Ratio of interest-earning assets to interest-bearing liabilities			105.88%			104.21%			105.01%
----------
(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in volume (changes in volume multiplied by prior rate);
·	Changes in interest rates (changes in interest rates multiplied by prior volume); and
·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to			Compared to
	Year Ended December 31, 2009			Year Ended December 31, 2008
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(4)	$2	$(2)	$(25)	$113	$88
Federal funds sold	(4)	(4)	(8)	(30)	16	(14)
Investment securities	(1,307)	2,042	735	(1,244)	618	(626)
Loans receivable, net	354	(3,415)	(3,061)	(976)	(1,555)	(2,531)
Total interest-earning assets	(961)	(1,375)	(2,336)	(2,275)	(808)	(3,083)
Interest-bearing liabilities
Transaction accounts	(578)	859	281	(446)	427	(19)
Retail certificates of deposit	(3,291)	(147)	(3,438)	(4,895)	4,268	(627)
Wholesale/brokered certificates of deposit	(126)	(153)	(279)	(94)	(665)	(759)
FHLB advances and other borrowings	(398)	(3,700)	(4,098)	663	(4,127)	(3,464)
Subordinated debentures	(54)	-	(54)	(281)	-	(281)
Total interest-bearing liabilities	(4,447)	(3,141)	(7,588)	(5,053)	(97)	(5,150)
Changes in net interest income	$3,486	$1,766	$5,252	$2,778	$(711)	$2,067

Provision for Loan Losses.  During 2010, the provision for loan losses totaled $2.1 million, down from $7.7 million in 2009.  Net loan charge-offs amounted to $2.1 million in 2010, down from $4.7 million in 2009.  Although weakness in the California economy continues, our recent charge-off history and strong credit quality metrics within our loan portfolio were significant determinates in estimating the adequacy of our allowance for loan losses during 2010 and our ultimate determination to record a lower provision in 2010 versus 2009.  The loan charge offs we experienced are in response to the uncertainty and sluggish economic conditions in our primary markets as well as constraints on the financial markets in which we lend.  These conditions continue to adversely affect our borrowers and their businesses and, consequently, the collateral securing our loans.

During 2009, the provision for loan losses increased $5.5 million from $2.2 million in 2008 primarily due to the weakness in the California economy and our charge-off history we have experienced, which were the dominating factors in determining our provision and the adequacy of our allowance for loan losses during 2009.  Net loan charge-offs increased $3.7 million in 2009 from $966,000 in 2008 also in response to the uncertainty and recessionary conditions in our primary markets as well as constraints on the financial markets in which we lend.

Noninterest Income (Loss).  For 2010, our noninterest loss totaled $1.1 million, compared with noninterest income of $697,000 in 2009.  The unfavorable change was primarily related to higher losses on the sales of loans of $3.0 million, partially offset by an improvement in OTTI charges of $943,000 and higher gains on sales of investment securities available for sale of $333,000 in 2010.  The losses on sales of loans in 2010 were essentially all from the sale of $14.6 million of sub-performing and nonperforming loans included in loan sales.  The OTTI charges in 2010 of $1.1 million and 2009 of $2.0 million were all on private label securities received by the Company when it redeemed its shares in two mutual funds in 2008.

Noninterest income was $0.7 million for the year ended December 31, 2009, compared to a loss of $2.2 million for the year ended December 31, 2008.  The favorable change between years of $2.9 million was primarily due to a lower loss on the sale of investments of $3.5 million, mostly associated with a loss of $3.6 million from the sale of mutual fund investment securities in 2008, partially offset by lower loan servicing fees of $0.5 million and an unfavorable change in losses on the sales of loans of $443,000 in 2009.

Noninterest Expense.  For 2010, noninterest expense totaled $18.9 million, up $2.3 million or 13.5% from 2009.  The increase was due primarily to an increase in OREO operations costs of $998,000 from higher losses on sales of $489,000 and writedowns of $380,000; an increase in compensation and benefits costs of $436,000, primarily from annual incentive costs and an increase in employee count; an increase in legal and audit fees of $337,000, primarily from loan workouts; an increase in office and postage expenses of $235,000; and an increase in data processing and communication costs of $173,000.

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

Income Taxes.  The Company recorded income taxes of $2.1 million in 2010, compared with a benefit for income taxes of $87,000 in 2009 and income taxes of $33,000 in 2008.  The Company had income before income taxes of $6.3 million in 2010, compared with a loss before income taxes of $547,000 in 2009 and income before income taxes of $741,000 in 2008.

Financial Condition

At December 31, 2010, total assets of the Company were $826.8 million, up $19.5 million or 2.4% from total assets of $807.3 million at December 31, 2009.  The increase was primarily due to increases in investment securities of $31.7 million and cash and cash equivalents of $3.8 million, partially offset by a decrease in loans held for investment of $11.1 million and OREO of $3.3 million.

At December 31, 2010, total liabilities of the Company were $748.2 million, compared with $733.8 million at December 31, 2009.  The $14.4 million, or 2.0%, increase during 2010 was due to an increase in deposits of $40.5 million to $659.2 million, partially offset by a decrease in borrowings of $23.0 million to $78.8 million and accrued expenses and other liabilities of $3.1 million.

At December 31, 2010, our stockholders’ equity amounted to $78.6 million, compared with $73.5 million at December 31, 2009.  The increase of $5.1 million or 6.9% in stockholders’ equity is primarily due to net income in 2010 of $4.2 million and a decrease in accumulated other comprehensive loss of $827,000 due to the increase in value of our investment securities available for sale at December 31, 2010 from December 31, 2009.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  At December 31, 2010, our liquidity ratio was 32.04%, compared with 23.39% at December 31, 2009 and 8.52% at December 31, 2008.  The liquidity ratio is calculated by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  Our liquidity is monitored daily.

We believe our level of liquid assets is sufficient to meet current and anticipated funding needs.  At December 31, 2010, liquid assets of the Company represented approximately 21.6% of total assets, compared to 16.9% at December 31, 2009 and 8.5% at December 31, 2008.  At December 31, 2010, the Company had six unsecured lines of credit with other correspondent banks to purchase federal funds totaling $44.0 million and access through the Federal Reserve Board discount window to borrow $4.8 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2010, we had a borrowing capacity of $227.7 million, based on collateral pledged at the FHLB, of which $40.0 million was outstanding.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2010, we had approximately $411.3 million of loans pledged to secure FHLB borrowings.

At December 31, 2010 we had outstanding commitments to originate or purchase loans for $1.8 million and at December 31, 2009 we had no outstanding commitments to originate or purchase loans.

At December 31, 2010, the Company’s loan to deposit and borrowing ratio was 76.5%, compared with 79.9% at December 31, 2009.  The decline in the ratio from year-end 2009 to 2010 was primarily associated with decreasing loan balance and higher deposit balances that more than offset a decline in borrowing balances. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2010, totaled $236.0 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2010, the balance of brokered time deposits was approximately $1.9 million, compared with $3.3 million at December 31, 2009.

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

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of a (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $3.5 million at December 31, 2010.

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

In the fourth quarter of 2009, the Company raised gross proceeds of $15.5 million in capital by issuing 5,030,385 shares of its common stock at a public offering price of $3.25 per share.  The Company injected $14.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios. At December 31, 2010, the Bank’s leverage capital amounted to $82.8 million and risk-based capital amounted to $90.2 million. At December 31, 2009, the Bank’s leverage capital was $78.5 million and risk-based capital was $85.9 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2010, the Bank’s total risk-based capital ratio was 15.28%, Tier 1 risk-based capital ratio was 14.03% and Tier I capital ratio was 10.29%.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$20,000	$20,000	$-	$-	$40,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	236,795	159,898	11,716	573	408,982
Operating leases	663	1,182	1,185	2,708	5,738
Total contractual cash obligations	$257,458	$181,080	$12,901	$42,091	$493,530

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2010
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments:
Home equity lines of credit	$-	$-	$-	$3,185	$3,185
Commercial lines of credit	21,241	315	-	8,870	30,426
Other lines of credit	77	-	-	10	87
Standby letters of credit	1,008	-	-	-	1,008
Total commitments	$22,326	$315	$-	$12,065	$34,706

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

In addition to the interest rate risk associated with our lending for investment and deposit-taking activities, we also have market risk associated with loans held for sale. Changes in interest rates, primarily fixed rate loans, impact the fair value of loans held for sale.  Rising interest rates typically result in a decrease in loan market value while declining interest rates typically result in an increase in loan market value.

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

Economic Value of Equity.  The Company’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily parallel, instantaneous and sustained movements in interest rates in 100 basis point increments. The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities and off-balance sheet contracts under each rate scenario. First, we estimate our net interest income for the next twelve months and the current EVE assuming no change in interest rates from those at period end. Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates and include any anticipated differences in the prepayment speeds of loans. We then compare those results against the base case to determine the estimated change to net interest income and EVE due to the changes in interest rates.  An EVE ratio is defined as the EVE divided by the market value of assets within the same scenario. The sensitivity measure is the largest decline in the EVE ratio, measured in basis points, caused by an increase or decrease in rates, and the higher an institution’s sensitivity measure, the greater exposure it has to interest rate risk.

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2010, assuming an instantaneous and sustained change in market interest rates of 100, 200, and 300 basis points ("BP"):

As of December 31, 2010
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$91,220	$(52,356)	(36.5)%	11.43%	-502 BP
+200 BP	110,417	(33,159)	(23.1)%	13.42%	-303 BP
+100 BP	126,161	(17,415)	(12.1)%	14.90%	-155 BP
Static	143,576	--	--	16.45%	--
-100 BP	149,853	6,277	4.4%	16.94%	49 BP
-200 BP	144,769	1,193	0.8%	16.32%	-13 BP
-300 BP	138,616	(4,960)	(3.5)%	15.61%	-84 BP

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

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2010. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2010.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest. Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2010
	Maturities and Repricing
	2011	2012	2013	2014	2015		Total
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Balance
	(dollars in thousands)
Selected Assets
Investments and federal funds, other than MBS	$13,362	$-	$79	$-	$-	$19,839	$33,280
Weighted average interest rate	0.91%	0.00%	3.53%	0.00%	0.00%	4.08%	2.81%

Mortgage - backed securities
Fixed rate	$-	$-	$-	$-	$37	$56,721	$56,758
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	6.06%	3.31%	3.31%

Mortgage - backed securities
Adjustable rate	$10,413	$-	$-	$-	$58,698	$9,308	$78,419
Weighted average interest rate	3.45%	0.00%	0.00%	0.00%	2.47%	3.31%	2.70%

Loans - fixed rate	$1,569	$2,696	$4,227	$1,865	$5,448	$71,275	$87,080
Weighted average interest rate	0.65%	7.25%	7.49%	8.03%	6.77%	6.50%	6.51%

Loans - adjustable rate	$293,454	$75,931	$48,914	$16,756	$9,525	$35,984	$480,564
Weighted average interest rate	6.20%	6.72%	6.52%	6.59%	6.33%	6.45%	6.35%

Total interest-sensitive assets	$318,798	$78,627	$53,220	$18,621	$73,708	$193,127	$736,101
Weighted average interest rate	5.86%	6.74%	6.59%	6.74%	3.29%	5.15%	5.58%

Selected Liabilities
Interest-bearing transaction accounts	$250,258	$-	$-	$-	$-	$-	$250,258
Weighted average interest rate	0.72%	0.00%	0.00%	0.00%	0.00%	0.00%	0.72%

Certificates of deposit	$236,795	$157,753	$2,145	$676	$11,040	$573	$408,982
Weighted average interest rate	1.77%	1.80%	2.75%	2.39%	2.94%	3.96%	1.82%

FHLB advances	$20,000	$20,000	$-	$-	$-	$-	$40,000
Weighted average interest rate	0.27%	0.95%	0.00%	0.00%	0.00%	0.00%	0.61%

Other borrowings and subordinated debentures	$28,500	$-	$-	$-	$-	$10,310	$38,810
Weighted average interest rate	3.04%	0.00%	0.00%	0.00%	0.00%	3.04%	3.04%

Total interest-sensitive liabilities	$535,553	$177,753	$2,145	$676	$11,040	$10,883	$738,050
Weighted average interest rate	1.29%	1.70%	2.75%	2.39%	2.94%	3.09%	1.45%

The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 30, 2011

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2010	2009
Cash and due from banks	$63,433	$59,677
Federal funds sold	29	29
Cash and cash equivalents	63,462	59,706
Investment securities available for sale	155,094	123,407
FHLB stock/Federal Reserve Bank stock, at cost	13,334	14,330
Loans held for investment	564,417	575,489
Allowance for loan losses	(8,879)	(8,905)
Loans held for investment, net	555,538	566,584
Accrued interest receivable	3,755	3,520
Other real estate owned	34	3,380
Premises and equipment	8,223	8,713
Deferred income taxes	11,103	11,465
Bank owned life insurance	12,454	11,926
Other assets	3,819	4,292
TOTAL ASSETS	$826,816	$807,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$47,229	$33,885
Interest bearing:
Transaction accounts	203,029	161,872
Retail certificates of deposit	407,108	417,377
Wholesale/brokered certificates of deposit	1,874	5,600
Total deposits	659,240	618,734
FHLB advances and other borrowings	68,500	91,500
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	10,164	13,277
TOTAL LIABILITIES	748,214	733,821
COMMITMENTS AND CONTINGENCIES (Note 11)	-	-
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,033,836 shares at December 31, 2010 and December 31, 2009 issued and outstanding	100	100
Additional paid-in capital	79,942	79,907
Accumulated deficit	(526)	(4,764)
Accumulated other comprehensive loss, net of tax benefit of $639 at December 31, 2010, $1,217 at December 31, 2009	(914)	(1,741)
TOTAL STOCKHOLDERS’ EQUITY	78,602	73,502
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$826,816	$807,323

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2010	2009	2008
INTEREST INCOME
Loans	$36,509	$39,570	$42,101
Investment securities and other interest-earning assets	4,594	3,869	4,421
Total interest income	41,103	43,439	46,522
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	1,710	1,429	1,448
Interest on certificates of deposit	7,901	11,618	13,005
Total interest-bearing deposits	9,611	13,047	14,453
FHLB advances and other borrowings	2,741	6,839	10,302
Subordinated debentures	314	368	649
Total interest expense	12,666	20,254	25,404
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	28,437	23,185	21,118
PROVISION FOR LOAN LOSSES	2,092	7,735	2,241
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,345	15,450	18,877
NONINTEREST INCOME
Loan servicing fees	400	486	989
Deposit fees	817	851	601
Net gain (loss) from sales of loans	(3,332)	(351)	92
Net gain (loss) from sales of investment securities	1,020	687	(3,586)
Other-than-temporary impairment loss on investment securities, net	(1,087)	(2,030)	(1,300)
Other income	1,106	1,054	1,032
Total noninterest income (loss)	(1,076)	697	(2,172)
NONINTEREST EXPENSE
Compensation and benefits	8,483	8,047	8,986
Premises and occupancy	2,623	2,559	2,529
Data processing and communications	806	633	570
Other real estate owned operations, net	1,371	373	114
FDIC insurance premiums	1,258	1,382	264
Legal and audit	1,134	797	602
Marketing expense	786	664	781
Office and postage expense	530	295	344
Other expense	1,957	1,944	1,774
Total noninterest expense	18,948	16,694	15,964
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	6,321	(547)	741
INCOME TAX (BENEFIT)	2,083	(87)	33
NET INCOME (LOSS)	$4,238	$(460)	$708
EARNINGS (LOSS) PER SHARE
Basic	$0.42	$(0.08)	$0.14
Diluted	$0.38	$(0.08)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,033,836	5,642,589	4,948,359
Diluted	11,057,404	5,642,589	6,210,387

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2010
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2007	5,163,488	$52	$66,418	$(5,012)	$(708)		$60,750
Comprehensive income:
Net income				708		$708	708
Unrealized holding losses on securities arising during the period, net of tax						(3,389)
Reclassification adjustment for net loss on sales of securities included in net income, net of tax						1,221
Net unrealized loss on securities, net of tax					(2,168)	(2,168)	(2,168)
Total comprehensive loss						$(1,460)
Share-based compensation expense			326				326
Restricted stock expense adjustment			6				6
Repurchase of common stock	(260,037)	(3)	(2,071)				(2,074)
Balance at December 31, 2008	4,903,451	$49	$64,679	$(4,304)	$(2,876)		$57,548
Comprehensive income:
Net loss				(460)		$(460)	(460)
Unrealized holding gains on securities arising during the period, net of tax						1,310
Reclassification adjustment for gain on sales of securities included in net income, net of tax						(175)
Net unrealized gain on securities, net of tax					1,135	1,135	1,135
Total comprehensive income						$675
Share-based compensation expense			271				271
Issuance of common stock, net of issuance costs	5,030,385	50	15,191				15,241
Warrant exercise	200,000	2	148				150
Repurchase of common stock	(100,000)	(1)	(382)				(383)
Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive income:
Net income				4,238		$4,238	4,238
Unrealized holding gains on securities arising during the period, net of tax						462
Reclassification adjustment for gain on sales of securities included in net income, net of tax						365
Net unrealized gain on securities, net of tax					827	827	827
Total comprehensive income						$5,065
Share-based compensation expense			86				86
Reclassification adjustment for Common Stock			(51)				(51)
Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)		$78,602

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,238	$(460)	$708
Adjustments to net income (loss):
Depreciation and amortization expense	991	1,017	967
Provision for loan losses	2,092	7,735	2,241
Share-based compensation expense	86	271	326
Loss (gain) on sale of other real estate owned	461	(28)	-
Write down of other real estate owned	698	319	57
Loss on sale and disposal on premises and equipment	30	25	3
Amortization of premium/discounts on securities available for sale, net	835	70	(150)
Gain on sale of loans held for sale	-	(7)	(25)
Net loss (gain) from sales of investment securities available for sale	(1,020)	(687)	3,586
Write down of investment securities available for sale	1,087	2,030	1,300
Recoveries on loans and investment securities	272	100	208
Purchase and origination of loans held for sale	-	-	(408)
Proceeds from the sales of and principal payments from loans held for sale	-	549	514
Loss (gain) on sale of loans held for investment	3,332	351	(92)
Deferred income tax benefit	(216)	(1,831)	(2,234)
Change in accrued expenses and other liabilities, net	(3,113)	(31)	(2,590)
Federal Home Loan Bank stock dividend	-	-	(568)
Income from bank owned life insurance	(528)	(531)	(526)
Change in accrued interest receivable and other assets, net	187	(3,164)	332
Net cash provided by operating activities	9,432	5,728	3,649
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	88,628	54,818	156,393
Net change in undisbursed loan funds	21,984	(4,701)	(10,854)
Purchase and origination of loans held for investment	(108,775)	(6,731)	(149,221)
Proceeds from sale of other real estate owned	5,751	886	710
Principal payments on securities available for sale	21,562	14,430	11,811
Purchase of securities available for sale	(156,347)	(218,896)	(33,401)
Proceeds from sale or maturity of securities available for sale	103,550	146,418	14,179
Purchase of premises and equipment	(531)	(167)	(1,102)
Proceeds from sale and disposal of premises and equipment	-	-	20
Change in FHLB and FRB stock	996	-	3,248
Net cash used in investing activities	(23,182)	(13,943)	(8,217)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposit accounts	40,506	161,606	70,393
Proceeds from FHLB advances and other borrowings	40,000	-	27,835
Repayments of FHLB advances and other borrowings	(63,000)	(118,400)	(115,900)
Proceeds from issuance of common stock, net of issuance cost	-	15,241	-
Proceeds from exercise of warrants	-	150	-
Repurchase of common stock	-	(383)	(2,074)
Net cash provided by (used in) financing activities	17,506	58,214	(19,746)
Net increase (decrease) in cash and cash equivalents	3,756	49,999	(24,314)
Cash and cash equivalents, beginning of year	59,706	9,707	34,021
Cash and cash equivalents, end of year	$63,462	$59,706	$9,707
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$12,711	$20,455	$25,540
Income taxes paid	$2,300	$1,110	$2,765
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$104	$112
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Loan transfers to loans held for investment from loans held for sale	$-	$126	$-
Transfers from loans to other real estate owned	$3,564	$4,533	$93
Investment securities available for sale purchased and not settled	$5,125	$8,238	$-

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in multi-family (apartment buildings of five units or more) and commercial real estate property loans.  At December 31, 2010, the Company had six depository branches located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, San Bernardino, and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash and cash equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold. At December 31, 2010, $1.7 million was allocated to cash reserves required by the Federal Reserve for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2010 or 2009.

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

Securities Held to Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2010 or 2009.

Impairment of Investments—Declines in the fair value of individual held to maturity and available for sale securities below their cost that are OTTI result in write-downs of the individual securities to their fair value. The related write-downs are included in operations as realized losses in the category of other-than-temporary impairment loss on investment securities, net. In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Loans Held for Sale—The Company identifies at origination those loans which foreseeably may be sold prior to maturity as loans held for sale and records them at the lower of amortized cost or fair value.  Premiums paid and discounts obtained on such loans are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.  The Company may sell loans which had been held for investment.  In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.  If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses at the time of transfer.  Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the basis of the loans sold. There were no loans held for sale at December 31, 2010 or 2009.

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

Other Real Estate Owned—The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession. Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value less cost to sell with any excess loan balance charged against the allowance for estimated loan losses.  After foreclosure, valuations are periodically performed by management.  Any subsequent fair value losses are recorded to other real estate owned operations with a corresponding write-down to the asset. All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.  Revenue and expenses from continued operations are included in other real estate owned operations in the consolidated statement of operations.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  As of December 31, 2010, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

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

Recent Accounting Pronouncements

During 2010 , the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

Fair Value Measurements: In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 15 – Fair Value Disclosures.  These new disclosure requirements were effective for the period ended September 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU. The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events: In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an effect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

 Disclosures about Credit Quality: In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the allowance, the adoption will have no impact on the Company’s statements of income or condition.

Reclassifications –Certain amounts reflected in the 2009 and 2008 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2010.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2010, the Bank continues to exceed the “well capitalized” standards for Tier I capital to adjusted tangible assets of 5.00%, Tier I risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

In the fourth quarter of 2009, the Company raised $15.5 million in capital by issuing 5,030,385 shares of its common stock at a public offering price of $3.25 per share.  The Company injected $14.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2010

Tier 1 Capital (to adjusted tangible assets)
Bank	82,784	10.29%	$32,183	4.00%	$40,229	5.00%
Consolidated	83,711	10.41%	32,176	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	82,784	14.03%	23,608	4.00%	35,412	6.00%
Consolidated	83,711	14.07%	23,796	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	90,180	15.28%	47,216	8.00%	59,020	10.00%
Consolidated	91,167	15.32%	47,592	8.00%	N/A	N/A

At December 31, 2009

Tier 1 Capital (to adjusted tangible assets)
Bank	$78,463	9.72%	$32,300	4.00%	$40,375	5.00%
Consolidated	79,801	9.89%	32,275	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	78,463	13.30%	23,600	4.00%	35,401	6.00%
Consolidated	79,801	13.41%	23,798	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	85,855	14.55%	47,201	8.00%	59,001	10.00%
Consolidated	87,256	14.67%	47,596	8.00%	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$11	$-	$159
Municipal bonds	20,555	7	(803)	19,759
Mortgage-backed securities	135,944	1,292	(2,060)	135,176
Total securities available for sale	156,647	1,310	(2,863)	155,094
FHLB stock	11,315	-	-	11,315
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	13,334	-	-	13,334
Total securities	$169,981	$1,310	$(2,863)	$168,428

	December 31, 2009
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$6	$-	$154
Municipal bonds	17,918	200	(153)	17,965
Mortgage-backed securities	108,300	307	(3,319)	105,288
Total securities available for sale	126,366	513	(3,472)	123,407
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total equities held at cost	14,330	-	-	14,330
Total securities	$140,696	$513	$(3,472)	$137,737

The investment in FHLB stock is redeemable five years after the FHLB receives written notice from the Bank and only if the Bank has excess stock at the time of redemption.  The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. No impairment losses have been recorded through December 31, 2010.

At December 31, 2010, MBS with an estimated value of $38.3 million and a book value of $40.2 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  Securities with OTTI at December 31, 2010 consisted of 27 private label MBS with a book value of $1.6 million.  The Company realized OTTI losses of $1.1 million in 2010.  Additionally, the Bank took an OTTI charges in 2009 of $2.0 million and in 2008 of $1.3 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2010
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	27	$19,316	$(803)	-	$-	$-	27	$19,316	$(803)
Mortgage-backed securities	15	39,851	(886)	55	2,561	(1,174)	70	42,412	(2,060)
Total	42	$59,167	$(1,689)	55	$2,561	$(1,174)	97	$61,728	$(2,863)

	December 31, 2009
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	13	$11,303	$(153)	-	$-	$-	13	$11,303	$(153)
Mortgage-backed securities	29	64,903	(843)	63	4,761	(2,476)	92	69,664	(3,319)
Total	42	$76,206	$(996)	63	$4,761	$(2,476)	105	$80,967	$(3,472)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2010, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investement securities available for sale:
U.S. Treasury	$-	$-	$74	$79	$74	$80	$-	$-	$148	$159
Municipal bonds	-	-	-	-	-	-	20,555	19,759	20,555	19,759
Mortgage-backed securities	-	-	35	37	118	127	135,791	135,012	135,944	135,176
Total investment securities available for sale	-	-	109	116	192	207	156,346	154,771	156,647	155,094
Stock:
FHLB	11,315	11,315	-	-	-	-	-	-	11,315	11,315
Federal Reserve Bank	2,019	2,019	-	-	-	-	-	-	2,019	2,019
Total stock	13,334	13,334	-	-	-	-	-	-	13,334	13,334
Total securities	$13,334	$13,334	$109	$116	$192	$207	$156,346	$154,771	$169,981	$168,428

    The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

In 2010, net unrealized gains on investment securities available for sale were recognized in stockholders’ equity to reduce the accumulated other comprehensive loss to $1.6 million, or $914,000 net of tax, at December 31, 2010 and from $3.0 million or $1.7 million net of tax, at December 31, 2009.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2010	2009
	(in thousands)
Real estate loans:
Multi-family	$243,584	$278,744
Commercial investor	130,525	149,577
One-to-four family	20,318	8,491
Business loans:
Commercial owner occupied	113,025	103,019
Commercial and industrial	54,687	31,109
SBA	4,088	3,337
Other loans	1,417	1,991
Total gross loans	567,644	576,268
Plus (less):
Deferred loan origination costs-net	(3,227)	(779)
Allowance for estimated loan losses	(8,879)	(8,905)
Loans held for investment, net	$555,538	$566,584

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $23.0 million for secured loans and $13.8 million for unsecured loans at December 31, 2010.  At December 31, 2010, the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.4 million of secured credit.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of  loans and participations serviced for others were $33.2 million at December 31, 2010 and $36.5 million at December 31, 2009, for which we have no capitalized servicing rights.

Concentration of Credit Risk

The Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Company maintains Board approved policies that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While Management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the year ended December 31, 2010:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)

Real estate loans:
Multi-family	$1,156	$1,156	$-	$1,156	$-	$2,114	$94
Commercial investor	2,068	2,068	465	1,603	47	1,949	127
One-to-four family	223	224	-	223	-	249	15
Business loans:
Commercial owner occupied	2,225	2,342	-	2,225	-	1,332	-
Commercial and industrial	54	169	-	54	-	270	14
SBA	1,092	1,751	-	1,092	-	970	14
Totals	$6,818	$7,710	$465	$6,353	$47	$6,882	$264

The Company considers a loan to be impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote.  The Company has no commitments to lend additional funds to debtors whose loans have been impaired.

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, or determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructure.  Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent.  All loans are generally charged-off at such time the loan is classified as a loss.  Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following table summarizes impaired loan balances for prior periods as presented below:

	December 31,
	2009	2008
	(dollars in thousands)

Nonaccruing loans	$8,191	$4,301
Loans 90 days or more past due	5,466	899
Total impaired loans	$13,657	$5,200

Impaired loans without a valuation allowance	$13,041	$5,200
Imparied loans with a valuation allowance	$616	$-
Valuation allowance related to impaired loans	$179	$-

Average recorded investment in impaired loans	$11,228	$5,353

    When loans are placed on nonaccrual status all accrued interest is reversed from earnings.  Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance.  If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least six months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status at December 31, 2010 of $3.3 million, 2009 of $10.0 million, and 2008 of $5.2 million.   If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $600,000 in 2010, $781,000 in 2009, and $491,000 in 2008.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2010, 2009 and 2008.  The Company had no loans 90 day or more past due and still accruing or troubled debt restructures at December 31, 2010 or 2009.

Credit Quality and Credit Risk Management

The Company’s credit quality is maintained and credit risk managed in two distinct areas.  The first is the loan origination process, wherein the Bank underwrites credit quality and chooses which risks it is willing to accept.  The second is in the ongoing oversight of the loan portfolio, where existing credit risk is measured and monitored, and where performance issues are dealt with in a timely and comprehensive fashion.

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed annually by the Board of Directors.  Seasoned underwriters ensure all key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis.  The credit approval process mandates multiple-signature approval by either the management or Board credit committee for every loan which requires any subjective credit analysis.

Credit risk is managed within the loan portfolio by the Company’s Portfolio Management department based on a comprehensive credit and investment review policy.  This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends.  The Portfolio Management department also monitors asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans in order to ensure that the protections built into the loan approvals serve as the early warning and risk mitigation mechanisms.  Individual loans, excluding the homogeneous loan portfolio, are reviewed at least biennially, or more frequently, if deemed necessary, and includes the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications as such classifications are defined by the regulatory agencies.  The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are reviewed regularly by the Company’s Credit and Investment Review committee, and are scrutinized by annual independent loan reviews performed by a third-party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•      Pass – Pass credits are well protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Such credits exhibit few weaknesses, if any, but may include credits with exposure to certain factors that may adversely impact the credit if they materialize.  The Company has established six subcategories within the pass grade to stratify risk associated with pass loans.  The Company maintains a subset of pass credits designated as “watch” loans which, for any of a variety of reasons, require the Company’s closer attention.  Watch credits are more heavily scrutinized than other pass credits so that any potential weaknesses that may develop in such credits are more quickly identified, thereby serving to mitigate potential losses.

•      Special Mention – Loans graded special mention exhibit potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or the institution’s credit position.  Special mention credits are not considered as part of the classified extensions of credit category and do not expose the Company to sufficient risk to warrant classification.

•      Substandard – Substandard credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  (The term “liquidation” as used here refers to the orderly repayment of the debt and not to a forced sale of the loan or its underlying collateral.)  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

•      Doubtful – Doubtful credits have all the weaknesses inherent in substandard credits, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined.

The Portfolio Management department also manages loan performance risks, handling collections, workouts, bankruptcies and foreclosures.  These risks are controlled by moving quickly and assertively when problems are identified.  Collection efforts are immediate upon non-payment, and the portfolio managers seek to determine right away the appropriate steps to minimize the Company’s risk of loss.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will prosecute the foreclosure process, including any associated judicial legal actions.  When appropriate, the Company’s General Counsel or outside legal advisors are consulted to ensure that legal risks are appropriately addressed in handling loan performance issues.

When a loan is graded as special mention or worse, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain updated valuations of underlying collateral for special mention and classified loans on an annual basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following table stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of December 31, 2010:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$226,270	$13,161	$4,153	$243,584
Commercial investor	124,513	577	5,435	130,525
One-to-four family	19,823	-	495	20,318
Business loans:
Commercial owner occupied	104,475	4,074	4,476	113,025
Commercial and industrial	53,188	360	1,139	54,687
SBA	2,956	-	1,132	4,088
Other loans	1,417	-	-	1,417
Totals	$532,642	$18,172	$16,830	$567,644

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing

Real estate loans:
Multi-family	$-	$-	$-	$-	$-
Commercial investor	617	-	-	617	-
One-to-four family	402	17	20	439	26
Business loans:				-
Commercial owner occupied	184	-	2,225	2,409	2,225
Commercial and industrial	-	-	-	-	54
SBA	-	-	846	846	971
Other loans	-	-	-	-	-
Totals	$1,203	$17	$3,091	$4,311	$3,277

5.  Allowance for Loan Losses

The Company’s Allowance for Loan Losses (“ALLL”) covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  The ALLL is prepared using the information provided by the Company’s credit and investment review process along with data from peer institutions and economic information gathered from published sources.

The loan portfolio is segmented into groups of loans with similar risk characteristics.   Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions.  An estimated loss rate calculated using the Company’s actual historical loss rates adjusted for current portfolio trends, economic conditions, and other relevant internal and external factors, is applied to each group’s aggregate loan balances.

The following provides a summary of the ALLL calculation for the major segments within the Company’s loan portfolio.

Multi-Family and Non-Owner Occupied Commercial Real Estate Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by Management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:
·	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
·	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
·	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on Management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Owner Occupied Commercial Real Estate Loans, Commercial Business Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by Management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:
·	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
·	Changes in the nature and volume of the loan portfolio, including new types of lending,
·	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
·	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on Management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Single Family and Consumer Loans

The Company's base ALLL factor for single family and consumer loans is determined by Management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For single family and consumer loans, those factors include:
·	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on Management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the year ended December 31, 2010:
	Multi-family	Commercial investor	One-to-four family	Commercial owner occupied	Commercial and industrial	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2009	$3,386	$1,602	$272	$907	$2,410	$326	$2	$8,905
Charge-offs	(334)	(512)	(123)	(264)	(708)	(398)	-	(2,339)
Recoveries	-	-	40	-	13	154	14	221
Provisions for (reduction in) loan losses	(322)	490	143	1,044	641	63	33	2,092
Balance, December 31, 2010	$2,730	$1,580	$332	$1,687	$2,356	$145	$49	$8,879

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$47	$-	$-	$-	$-	$-	$47
General portfolio allocation	$2,730	$1,533	$332	$1,687	$2,356	$145	$49	$8,832

Loans individually evaluated for impairment	$1,156	$2,068	$223	$2,225	$54	$1,092	$-	$6,817
Specific reserves to total loans individually evaluated for impairment	0.00%	2.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.69%
Loans collectively evaluated for impairment	$242,428	$128,457	$20,095	$110,800	$54,633	$2,996	$1,417	$560,827
General reserves to total loans collectively evaluated for impairment	1.13%	1.19%	1.65%	1.52%	4.31%	4.84%	3.46%	1.57%

Total gross loans	$243,584	$130,525	$20,318	$113,025	$54,687	$4,088	$1,417	$567,644
Total allowance to gross loans	1.12%	1.21%	1.63%	1.49%	4.31%	3.55%	3.46%	1.56%

    The following table summarizes activity in the allowance for loan losses for the prior periods presented:

	For the years ended December 31,
	2009	2008
	(dollars in thousands)

Balance at beginning of period	$5,881	$4,606
Provision for loan losses	7,735	2,241
Loans charged-off:
Real estate:
Multi-family	(1,527)	-
Commercial real estate	(317)	-
One-to-four family	(125)	(226)
Business loans:
Commercial owner occupied	(59)	-
Commercial and industrial	(1,409)	-
SBA	(906)	(948)
Other	(468)	-
Total charge-offs	(4,811)	(1,174)
Recoveries	100	208
Balance at end of period	$8,905	$5,881

6. Other Real Estate Owned

Other real estate owned was $34,000 at December 31, 2010 and $3.4 million at December 31, 2009.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2010	2009
	(in thousands)

Balance, beginning of year	$3,380	$37
Additions – foreclosures	3,564	4,533
Sales	(6,212)	(871)
Write downs	(698)	(319)
Balance, end of year	$34	$3,380

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2010	2009
	(in thousands)

Land	$1,410	$1,410
Premises	5,638	5,633
Leasehold improvements	2,467	2,444
Furniture, fixtures and equipment	4,010	3,672
Automobiles	107	83
Subtotal	13,632	13,242
Less: accumulated depreciation	(5,409)	(4,529)
Total	$8,223	$8,713

Depreciation expense was $991,000 for 2010, $1.0 million for 2009 and $967,000 for 2008.

8. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2010	Average	2009	Average
	Balance	Interest Rate	Balance	Interest Rate
			(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$47,229	0.00%	$33,885	0.00%
Interest-bearing checking	21,137	0.14%	22,406	0.39%
Money market	113,333	0.97%	77,687	1.17%
Regular passbook	68,559	0.96%	61,779	1.33%
Total transaction accounts	250,258	0.72%	195,757	0.93%
Certificates of deposit accounts
Up to $100,000	207,164	1.76%	233,089	2.17%
Over $100,000 to $250,000	165,871	1.91%	154,021	2.24%
Over $250,000	35,947	1.76%	35,867	2.03%
Total certificates of deposit accounts	408,982	1.82%	422,977	2.18%
Total deposits	$659,240	1.40%	$618,734	2.09%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2010 are as follows:

	2010
	Balance	Weighted average interest rate
	(in thousands)

Within 3 months	$56,476	1.62%
4 to 6 months	29,739	1.43%
7 to 12 months	150,580	1.89%
13 to 24 months	157,753	1.80%
25 to 36 months	2,145	2.75%
37 to 60 months	11,716	2.91%
Over 60 months	573	3.96%
Total	$408,982	1.82%

The weighted average cost of deposits averaged 1.51% for 2010 and 2.38% for 2009.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2010	2009	2008
	(in thousands)

Checking accounts	$55	$173	$246
Passbook accounts	716	545	431
Money market accounts	939	711	771
Certificates of deposit accounts	7,901	11,618	13,005
Total	$9,611	$13,047	$14,453

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $55,000 at December 31, 2010 and $90,000 at December 31, 2009.

9. Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2010, FHLB borrowings totaled $40.0 million, compared to $63.0 million at December 31, 2009.  FHLB advances were collateralized by real estate loans with an aggregate principal balance of $411.3 million and FHLB stock of $11.3 million at December 31, 2010 and real estate loans of $483.9 million and FHLB stock of $12.7 million at December 31, 2009.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Years Ended December 31,
	2010	2009
	(dollars in thousands)

Average balance outstanding	$38,178	$127,653
Maximum amount outstanding at any month-end during the year	63,000	150,000
Balance outstanding at end of year	40,000	63,000
Weighted average interest rate during the year	4.88%	4.77%

    In addition to the collateral securing existing advances, the Company had an additional $321.7 million in loans available at the FHLB as collateral for available advances of $187.7 million as of December 31, 2010.

Credit facilities have been established with Citigroup and Barclays Bank. The credit facilities are secured by pledged investment securities. At December 31, 2010 and 2009, the Company had borrowings of $18.5 million with Citigroup and $10.0 million with Barclays Bank. The borrowings are secured by MBS with an estimated fair value of $38.3 million.

At December 31, 2010, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $48.8 million.  At December 31, 2010 and 2009, the Company had no outstanding balances against these lines.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2010	2009
	(dollars in thousands)

Average balance outstanding	$28,500	$28,500
Maximum amount outstanding at any month-end during the year	28,500	28,500
Balance outstanding at end of year	28,500	28,500
Weighted average interest rate during the year	3.08%	2.61%

10. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 3.04% at December 31, 2010 and 3.03% at December 31 2009.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

11. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2010	2009	2008
	(in thousands)
Current income tax provision:
Federal	$1,697	$953	$1,750
State	602	791	517
Total current income tax provision	2,299	1,744	2,267
Deferred income tax provision (benefit):
Federal	(121)	(1,250)	(1,578)
State	(95)	(581)	(656)
Total deferred income tax provision (benefit)	(216)	(1,831)	(2,234)
Total income tax provision (benefit)	$2,083	$(87)	$33

    A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2010	2009	2008
	(in thousands)

Statutory federal income tax provision (benefit)	$2,149	$(186)	$252
California franchise tax (benefit), net of federal income tax effect	335	139	(92)
Other, including tax exempt income	(401)	(40)	(127)
Total	$2,083	$(87)	$33

    Deferred tax assets (liabilities) were comprised of the following temporary difference between the financial statement carrying amounts and the tax basis of assets at December 31:

	2010	2009
	(in thousands)
Deferred tax assets:
Accrued expenses	$842	$608
Depreciation on premises and equipment	185	103
Net operating loss	4,490	4,807
Allowance for loan losses, net of bad debt charge-offs	3,981	3,991
Unrealized losses on available for sale securities	639	1,217
Capital loss on mutual funds	1,034	1,232
Other-than-temporary impairment	1,977	1,489
Other	21	18
Total deferred tax assets	13,169	13,465
Deferred tax liabilities:
State taxes	(757)	(695)
Federal Home Loan Bank stock dividends	(1,073)	(1,171)
Restricted stock and options expense	7	7
Other	(243)	(141)
Total deferred tax liabilities	(2,066)	(2,000)
Net deferred tax asset	$11,103	$11,465

At December 31, 2010, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carryforward of approximately $11.4 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $5.5 million for California franchise tax purposes. However, the state of California has suspended the net operating loss deduction utilization for the tax years 2009 and 2010.  The net operating loss deduction for the state is now scheduled to expire in 2015.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carryforward for federal tax purposes by $5.8 million and for state tax purposes by $3.3 million.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2010, tax years for 2005 through 2009 remain open to audit by the Internal Revenue Service and by the California state tax authority.  Currently, the Bank is undergoing an examination of its 2005 and 2006 income tax returns by the California Franchise Tax Board.  In connection with this examination, the state examiners reviewed, among other matters, whether our enterprise zone net interest deductions taken in tax years 2005 and 2006 are allowable.  The enterprise zone net interest deductions for 2005 totaled $2.4 million and for 2006 totaled $2.2 million.  After their review, the state disallowed our enterprise zone net interest deductions of $141,000 for the year ended December 31, 2005 and $121,000 for the year ended December 31, 2006.  Based on their findings, the Company recorded an additional income tax for years 2005 through 2009 of $445,000.

12. Commitments, Contingencies and Concentrations of Risk

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

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2011	$663
2012	595
2013	587
2014	605
2015	580
Thereafter	2,708
Total	$5,738

Rental expense under all operating leases totaled $676,000 for 2010, $646,000 for 2009, and $643,000 for 2008.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:

	2010	2009	2008
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$86	$256	$214
Restricted stock expense	-	15	112
Total share-based compensation expense	86	271	326
Total share-based compensation expense, net of tax	$51	$160	$192

Diluted shares outstanding	11,057,404	5,642,589	6,210,387
Impact on diluted earnings per share	$0.005	$0.028	$0.031

Unrecognized compensation expense:
Stock option expense	$26	$148	$559
Restricted stock expense	-	-	14
Total unrecognized share-based compensation expense	26	148	573
Total unrecognized share-based compensation expense, net of tax	$15	$87	$338

Employment Agreements—The Company has entered into a three-year employment agreement with our Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into three-year employment agreements with the Chief Banking Officer and the Chief Financial Officer.  The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

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

13. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2010, 2009 and 2008, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $148,000 for 2010, $161,000 for 2009 and $186,000 for 2008.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “Plan”)—The Plan was approved by the Corporation’s stockholders in May 2004.  The Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The Plan will be in effect for a period of ten years from February 25, 2004, the date the Plan was adopted.  Options granted under the Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the Plan originally vested at a rate of 33.3% per year. On March 4, 2005, the Corporation chose to accelerate the vesting on all outstanding options.

Below is a summary of the activity in the Corporation’s 2000 Stock Incentive Plan and the Plan for the years ended December 31, 2010, 2009, and 2008.

	2010		2009		2008
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	553,500	$8.74	633,550	$8.75	392,625	$10.72
Granted	-	-	-	-	265,750	5.90
Exercised	(20,000)	3.44	-	-	-	-
Forfeited & Expired	(28,000)	14.94	(80,050)	8.78	(24,825)	9.45
Options outstanding at the end of the year	505,500	$8.61	553,500	$8.74	633,550	$8.75

Options exercisable at the end of the year	431,250		374,250		376,800

Weighted average remaining contractual life of options outstanding at end of year	5.5 Years		6.1 Years		7.0 Years

The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlier) of options outstanding was $202,000 at December 31, 2010, zero at December 31, 2009, and $11,000 at December 31, 2008.

The amount charged against compensation expense in relation to the stock options was $86,000 for 2010 and $256,000 for 2009. At December 31, 2010, unrecognized compensation expense related to the options is approximately $25,000 for 2011, and less than $1,000 for 2012.

There were no options granted under the Plan during 2010 or 2009.  Options granted under the Plan during 2008 were valued using the Black-Scholes model with the following average assumptions:

Year Ended December 31, 2008

Expected volatility	29.3% to 66.2%
Expected term	10.0 Years
Expected dividends	None
Risk free rate	2.69% to 3.96%
Weighted-average grant date fair value	$2.57 to $2.81

During 2006, restricted stock awards were granted for 35,050 shares of the Corporation’s common stock.  These shares vested with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date.  Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company.  Compensation expenses relating to these grants were zero for 2010, $15,000 for 2009 and $112,000 for 2008.  As of September 8, 2009, all restricted stock awards were fully vested.  The table below summarizes the restricted stock award activity for the periods indicated.

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
Restricted stock awards	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price

Outstanding grants at beginning of year	-	$-	8,900	$11.70	20,300	$11.63
Granted	-	-	-	-	-	-
Vested	-	-	(8,900)	11.70	(10,566)	11.58
Cancelled	-	-	-	-	(834)	11.34
Outstanding grants at end of year	-	$-	-	$-	8,900	$11.70

Restricted stock awards were expensed evenly over the vesting period.  At December 31, 2009 there was zero remaining to be expensed for restricted stock awards that had been granted under the Plan.

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amounts expensed in 2010 and 2009 under the Salary Continuation Plan amounted to $71,000 and $36,000, respectively.  As of December 31, 2010 and 2009, $389,000 and $327,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan. At December 31, 2010 the liability for the plan was $154,000 compared to $102,000, at December 31, 2009.  The interest expense for 2010 was $5,000, compared to $3,000 for 2009 and $2,000 for 2008.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2010 and 2009 was $34,000 and $35,000, respectively, for this plan. As of December 31, 2010 and 2009, $46,000 and $35,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $77,000 at December 31, 2010 and $13,000 at December 31, 2009.

The Company’s commitments to extend credit at December 31, 2010 were $34.7 million and at December 31, 2009 was $13.0 million.  The 2010 balance is primarily composed of $30.4 million of undisbursed C&I loans.

15. Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009.

	At December 31, 2010
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$63,462	$63,462
Securities available for sale	155,094	155,094
Federal Reserve Bank and FHLB stock, at cost	13,334	13,334
Loans held for investment, net	555,538	603,749
Accrued interest receivable	3,755	3,755

Liabilities:
Deposit accounts	659,240	670,776
FHLB advances	40,000	40,032
Other borrowings	28,500	30,052
Subordinated debentures	10,310	5,232
Accrued interest payable	125	125

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$34,706	$3,471

	At December 31, 2009
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,706	$59,706
Securities available for sale	123,407	123,407
Federal Reserve Bank and FHLB stock, at cost	14,330	14,330
Loans held for sale, net	-	-
Loans held for investment, net	566,584	558,901
Accrued interest receivable	3,520	3,520

Liabilities:
Deposit accounts	618,734	632,135
FHLB advances	63,000	64,666
Other borrowings	28,500	35,384
Subordinated debentures	10,310	5,378
Accrued interest payable	161	161

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$13,027	$1,303

16. Fair Value Disclosures

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

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At December 31, 2010, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$150,499	$3,090	$1,505	$155,094
Total assets	$150,499	$3,090	$1,505	$155,094

	At December 31, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$117,729	$5,055	$623	$123,407
Total assets	$117,729	$5,055	$623	$123,407

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2010:

Fair Value Measurement Using
Significant Other Unobservable Inputs
(Level 3)

Marketable
securities

Beginning Balance, January 1, 2010	$623
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(195)
Included in other comprehensive income	(139)
Purchases, issuances, and settlements	(63)
Transfer in and/or out of Level 3	1,279
Ending Balance, December 31, 2010	$1,505

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2010:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$6,818	$-	$6,818
Other real estate owned	-	34	-	34
Total assets	$-	$6,852	$-	$6,852

17. Earnings (loss) Per Share

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

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options of 448,332 for the year ended December 31, 2010 and 606,050 for the year ended December 31, 2008, as the exercise prices exceeded the stock price at the end of each period. For the year ended December 31, 2009, 533,500 options and 966,400 warrants were excluded from the diluted earnings per share calculation due to the Company recording a net loss for the year.

	Income/(Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2010:
Net income applicable to earnings per share	$4,238
Basic earnings per share: Income available to common stockholders	4,238	10,033,836	$0.42
Effect of dilutive securities : Warrants and stock option plans	-	1,023,568
Diluted earnings per share: Income available to common stockholders	$4,238	11,057,404	$0.38

For the year ended December 31, 2009:
Net loss applicable to earnings per share	$(460)
Basic loss per share: loss available to common stockholders	(460)	5,642,589	$(0.08)
Diluted loss per share: loss available to common stockholders	$(460)	5,642,589	$(0.08)

For the year ended December 31, 2008:
Net income applicable to earnings per share	$708
Basic earnings per share: Income available to common stockholders	708	4,948,359	$0.14
Effect of dilutive securities : Warrants and stock option plans	-	1,262,028
Diluted earnings per share: Income available to common stockholders	$708	6,210,387	$0.11

18. Related Parties

Loans to our executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  In 2009, the Bank had three loans outstanding to the partnership of McKennon Wilson & Morgan LLP, of which Michael L. McKennon, a director of the Corporation, is a partner.  All three of these loans were paid off in April 2009.  There were no new loans made or outstanding to any officers or directors in 2010.

The following table shows the activity of loans to all officers and directors of the Company for the periods specified:

	2010	2009
	(in thousands)

Balance, beginning of year	$-	$422
Originations/advances	-	-
Principal payments	-	422
Balance, end of year	$-	$-

At the end of 2010 we had related party deposits of $1.4 million, compared to $1.5 million at the end of 2009.

19. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the years ended December 31:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
2010
Interest income	$10,184	$9,990	$10,480	$10,449
Interest expense	3,524	3,148	3,078	2,916
Provision for estimated loan losses	1,056	639	397	-
Noninterest income (loss)	(726)	(1,038)	674	14
Noninterest expense	4,322	4,808	4,809	5,009
Income tax provision	100	20	1,025	938
Net income	$456	$337	$1,845	$1,600
Earnings per share:
Basic	$0.05	$0.03	$0.18	$0.16
Diluted	$0.04	$0.03	$0.17	$0.14

2009
Interest income	$10,952	$11,295	$10,757	$10,435
Interest expense	5,675	5,306	5,004	4,269
Provision for estimated loan losses	1,160	2,374	2,001	2,200
Noninterest income	630	(328)	256	139
Noninterest expense	3,930	4,592	4,119	4,053
Income tax provision (benefit)	280	(592)	(104)	329
Net income (loss)	$537	$(713)	$(7)	$(277)
Earnings (loss) per share:
Basic	$0.11	$(0.15)	--	$(0.04)
Diluted	$0.09	$(0.15)	--	$(0.04)

20. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2010	2009
	(in thousands)
Assets:
Cash and cash equivalents	$1,248	$1,581
Investment in subsidiaries	83,101	77,590
Deferred income taxes	4,574	4,573
Other assets	328	326
Total Assets	$89,251	$84,070
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	339	258
Total Liabilities	10,649	10,568
Total Stockholders’ Equity	78,602	73,502
Total Liabilities and Stockholders’ Equity	$89,251	$84,070

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)

Income:
Interest income	$9	$23	$6
Noninterest income	35	26	76
Total income	44	49	82
Expense:
Interest expense	314	368	649
Noninterest expense	488	642	552
Total expense	802	1,010	1,201
Loss before income tax provision	(758)	(961)	(1,119)
Income tax benefit	(312)	(395)	(459)
Net loss (parent only)	(446)	(566)	(660)
Equity in net earnings of subsidiaries	4,684	106	1,368
Net income (loss)	$4,238	$(460)	$708

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$4,238	$(460)	$708
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	86	271	333
Equity in net earnings of subsidiaries	(4,684)	(106)	(1,368)
Increase (decrease) in accrued expenses and other liabilities	81	126	(130)
Increase in current and deferred taxes	(1)	(34)	(41)
Decrease (increase) in other assets	(53)	3	51
Net cash used in operating activities	(333)	(200)	(447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	(14,000)	-
Net cash used in investing activities	-	(14,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	-	-	2,700
Proceeds from issuance of common stock, net of issuance cost	-	15,241
Repurchase of common stock	-	(383)	(2,074)
Proceeds from exercise of warrants	-	150	-
Net cash provided by financing activities	-	15,008	626
Net Increase (Decrease) In Cash And Cash Equivalents	(333)	808	179
Cash And Cash Equivalents, Beginning Of Year	1,581	773	594
Cash And Cash Equivalents, End Of Year	$1,248	$1,581	$773

21. Subsequent Events

Acquisition of Canyon National Bank

On February 11, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share with the FDIC, the receiver of Canyon National Bank to purchase certain assets and assume certain liabilities of Canyon National Bank (the “P&A Agreement”). The purchase price reflected an asset discount of
$27.9 million and no deposit premium.

At December 31, 2010 Canyon National Bank reported gross loans totaling $166.3 million and deposits totaling $205.3 million. Balances are subject to change based upon the activities between the bid valuation date and the purchase date. The assets acquired and liabilities assumed are also subject to fair value adjustments in accordance with FASB ASC 805, Business Combinations upon finalizing the valuation process.

Due to the timing of the acquisition and the substantial effort required to determine the fair values of the assets purchased and liabilities assumed, the accounting for the acquisition is not complete at the time the accompanying consolidated financial statements are filed. Until the fair values are established, any goodwill or bargain purchase gain to be recognized resulting from the acquisition during the first quarter of 2011 has not been determined.

The P&A Agreement only covers designated assets and liabilities of Canyon National Bank. Common stock of Canyon National Bank, certain assets and certain liabilities, such as claims against any officer, director, employee, accountant, attorney, or any other person employed by the former Canyon National Bank, were not purchased or assumed by us.

Purchase of Warrants

On February 11, 2011, the Company repurchased two outstanding warrants that were exercisable for an aggregate of 600,000 shares a strike price of $0.75 per share of the Company’s common stock in a private transaction.  The purchase reduced the outstanding warrants from 966,400 to 366,400.  The result of this repurchase was to reduce the total amount of fully diluted outstanding shares by approximately 5.4%.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2010, our internal control over financing reporting is effective based on those criteria.

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

There were no changes in our internal controls over financial reporting during the fiscal period to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2010, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders:
2000 & 2004 Stock Incentive Plans	505,500	$8.61	66,101
Equity compensation plans not approved by security holders:	-	-	-
Total Equity Compensation plans	505,500	$8.61	66,101

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

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (1)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (7)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated January 1, 2011. (10)*
10.3	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Kent Smith dated January 1, 2011. (10)*
10.4	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Eddie Wilcox dated January 1, 2011. (10)*
10.5	Amended and Restated Declaration of Trust from PPBI Trust I. (7)
10.6	Guarantee Agreement from PPBI Trust I. (7)
10.7	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (8)*
10.8	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (9)*
10.9	2004 Stock Incentive Plan (11)*
10.10	Form of 2004 Stock Incentive Plan Incentive Stock Option Agreement (11)
10.11	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement (11)
10.12	Form of 2004 Stock Incentive Plan Restricted Stock Agreement (11)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(9)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on April 4, 2007.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       PACIFIC PREMIER BANCORP, INC.

By:            /s/ Steven R. Gardner
       Steven R. Gardner
       President and Chief Executive Officer

DATED: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 30, 2011
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2011
Kent J. Smith

/s/ Ronald G. Skipper	Chairman of the Board of Directors	March 30, 2011
Ronald G. Skipper

/s/ John D. Goddard	Director	March 30, 2011
John D. Goddard

/s/ Michael L. McKennon	Director	March 30, 2011
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 30, 2011
Kenneth Boudreau

/s/ Jeff C. Jones	Director	March 30, 2011
Jeff C. Jones

/s/David L. Hardin	Director	March 30, 2011
David L. Hardin