Form 10-Q
period 2011-03-31
PACIFIC PREMIER BANCORP INC
filed 2011-05-16
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant's common stock as of May 13, 2011 was 10,084,626.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition:  At March 31, 2011 (unaudited), December 31, 2010 (audited) and March 31, 2010 (unaudited)

Consolidated Statements of Operations:For the three months ended March 31, 2011 and 2010 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income:For the three months ended March 31, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows:For the three months ended March 31, 2011 and 2010 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	March 31,	December 31,	March 31,
ASSETS	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$46,302	$63,433	$49,541
Federal funds sold	10,578	29	29
Cash and cash equivalents	56,880	63,462	49,570
Investment securities available for sale	140,927	155,094	120,270
FHLB stock/Federal Reserve Bank stock, at cost	14,161	13,334	14,330
Loans held for investment	699,953	564,417	547,051
Allowance for loan losses	(8,879)	(8,879)	(9,169)
Loans held for investment, net	691,074	555,538	537,882
Accrued interest receivable	4,014	3,755	3,592
Other real estate owned	10,509	34	6,169
Premises and equipment	8,166	8,223	8,697
Deferred income taxes	8,977	11,103	11,546
Bank owned life insurance	12,583	12,454	12,060
Intangible assets	2,243	-	-
Other assets	6,948	3,819	3,528
TOTAL ASSETS	$956,482	$826,816	$767,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$118,241	$47,229	$38,084
Interest bearing:
Transaction accounts	287,694	203,029	174,644
Retail certificates of deposit	413,126	407,108	397,121
Wholesale/brokered certificates of deposit	13,725	1,874	3,052
Total deposits	832,786	659,240	612,901
FHLB advances and other borrowings	28,500	68,500	66,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	5,217	10,164	3,812
TOTAL LIABILITIES	876,813	748,214	693,523
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,084,626 shares at March 31, 2011, 10,033,836 shares at December 31, 2010 and March 31, 2010 issued and outstanding	101	100	100
Additional paid-in capital	76,326	79,942	79,928
Retained earnings (accumulated deficit)	4,246	(526)	(4,308)
Accumulated other comprehensive loss, net of tax benefit of $702 at March 31, 2011, $639 at December 31, 2010, and $1,118 at March 31, 2010	(1,004)	(914)	(1,599)
TOTAL STOCKHOLDERS’ EQUITY	79,669	78,602	74,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,482	$826,816	$767,644

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31, 2011	March 31, 2010
INTEREST INCOME
Loans	$10,533	$9,155
Investment securities and other interest-earning assets	1,201	1,029
Total interest income	11,734	10,184
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	445	413
Interest on certificates of deposit	1,823	2,168
Total interest-bearing deposits	2,268	2,581
FHLB advances and other borrowings	288	868
Subordinated debentures	76	75
Total interest expense	2,632	3,524
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,102	6,660
PROVISION FOR LOAN LOSSES	106	1,056
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,996	5,604
NONINTEREST INCOME
Loan servicing fees	217	70
Deposit fees	448	188
Net gain (loss) from sales of loans	86	(1,015)
Net gain from sales of investment securities	164	87
Other-than-temporary impairment loss on investment securities, net	(214)	(326)
Gain on FDIC transaction	4,189	-
Other income	349	270
Total noninterest income (loss)	5,239	(726)
NONINTEREST EXPENSE
Compensation and benefits	3,181	2,013
Premises and occupancy	800	626
Data processing and communications	301	184
Other real estate owned operations, net	263	295
FDIC insurance premiums	264	348
Legal and audit	392	125
Marketing expense	229	149
Office and postage expense	167	123
Other expense	762	459
Total noninterest expense	6,359	4,322
NET INCOME BEFORE INCOME TAXES	7,876	556
INCOME TAX	3,104	100
NET INCOME	$4,772	$456

EARNINGS PER SHARE
Basic	$0.47	$0.05
Diluted	$0.44	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,049,311	10,033,836
Diluted	10,857,123	11,021,014

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(dollars in thousands)
(unaudited)

	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)		$78,602
Comprehensive Income:
Net income				4,772		$4,772	4,772
Unrealized holding gains on securities arising during the period, net of tax						132
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						(222)
Net unrealized gain on securities, net of tax					(90)	(90)	(90)
Total comprehensive income						$4,682
Share-based compensation expense			13				13
Common stock repurchased and retired	(10,610)	(1)	(69)				(70)
Warrants purchased and retired			(3,660)				(3,660)
Warrants exercised	41,400	1	31				32
Stock options exercised	20,000	1	69				70
Balance at March 31, 2011	10,084,626	$101	$76,326	$4,246	$(1,004)		$79,669

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				456		$456	456
Unrealized holding gains on securities arising during the period, net of tax						94
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						48
Net unrealized gain on securities, net of tax					142	142	142
Total comprehensive income						$598
Share-based compensation expense			21				21
Balance at March 31, 2010	10,033,836	$100	$79,928	$(4,308)	$(1,599)		$74,121

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,772	$456
Adjustments to net income:
Depreciation and amortization expense	265	247
Provision for loan losses	106	1,056
Share-based compensation expense	13	21
Loss on sale and disposal of premises and equipment	6	12
Loss on sale of other real estate owned	16	27
Write down of other real estate owned	-	226
Amortization of premium/discounts on securities held for sale, net	235	129
Gain on sale of investment securities available for sale	(164)	(87)
Other-than-temporary impairment loss on investment securities, net	214	326
Loss (gain) on sale of loans held for investment	(86)	1,015
Gain on FDIC transaction	(4,189)	-
Deferred income tax provision (benefit)	248	(81)
Change in accrued expenses and other liabilities, net	(4,905)	(1,227)
Income from bank owned life insurance, net	(129)	(134)
Change in accrued interest receivable and other assets, net	4,628	416
Net cash provided by operating activities	1,030	2,402
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	20,307	28,670
Net change in undisbursed loan funds	15,263	(2,471)
Purchase and origination of loans held for investment	(21,451)	(2,922)
Proceeds from sale of other real estate owned	1,892	489
Principal payments on securities available for sale	5,749	3,216
Purchase of securities available for sale	-	(32,795)
Proceeds from sale or maturity of securities available for sale	20,556	24,351
Purchases of premises and equipment	(174)	(243)
Purchase of Federal Reserve Bank stock	495	-
Cash acquired in FDIC transaction	26,389	-
Net cash provided by investing activities	69,026	18,295
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(30,767)	(5,833)
Repayment of FHLB advances and other borrowings	(40,000)	(25,000)
Proceeds from exercise of stock options	32	-
Warrants purchased and retired	(3,660)	-
Net cash used in financing activities	(74,395)	(30,833)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,339)	(10,136)
CASH AND CASH EQUIVALENTS, beginning of period	63,462	59,706
CASH AND CASH EQUIVALENTS, end of period	$59,123	$49,570

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2011	2010
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,624	$3,403
Income taxes paid	115	150
Assets acquired (liabilities assumed) in acquisition:
Investment securities	14,076	-
FDIC receivable	2,838	-
Loans	149,739	-
Core deposit intangible	2,270	-
Other real estate owned	11,953	-
Fixed assets	42	-
Other assets	1,599	-
Deposits	(204,678)	-
Other liabilities	(39)	-

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$-	$3,530

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011, December 31, 2010, and March 31, 2010 and the results of its operations, changes in stockholders’ equity, comprehensive income and cash flows for the three months ended March 31, 2011 and 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2011.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 8 – Fair Value Disclosures.  These new disclosure requirements were effective for the period ended March 31, 2011, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In January 2011, the FASB deferred the effective date of Disclosures about Troubled Debt Restructurings (“TDRs”). This delay was intended to allow the FASB time to complete deliberations on what constitutes a TDR. The effective date of the new disclosures regarding TDRs for public entities and the guidelines for determining what constitutes a troubled debt restructuring will be effective upon issuance. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Future Application of Accounting Pronouncements

The following accounting pronouncement has been issued by the FASB but is not yet effective: ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. ASU 2011-02  clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. ASU 2011-02 also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. ASU 2011-02 will become effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. We are evaluating the impact these accounting changes may have on our consolidated financial statements.

Note 3 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:
	March 31, 2011	December 31, 2010	March 31, 2010
	(dollars in thousands)
Real estate loans:
Multi-family	$235,443	$243,584	$264,996
Commercial non-owner occupied	156,616	130,525	139,953
One-to-four family	48,291	20,318	8,364
Construction	5,631	-	-
Land	10,002	-	-
Business loans:
Commercial owner occupied	156,379	113,025	96,336
Commercial and industrial	86,206	54,687	33,166
SBA	3,268	4,088	3,002
Other loans	1,264	1,417	1,770
Total gross loans	703,100	567,644	547,587
Less loans held for sale	-	-	-
Total gross loans held for investment	703,100	567,644	547,587
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,147)	(3,227)	(536)
Allowance for loan losses	(8,879)	(8,879)	(9,169)
Loans held for investment, net	$691,074	$555,538	$537,882

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $23.0 million for secured loans and $13.6 million for unsecured loans at March 31, 2011.  At March 31, 2011, the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.3 million of secured credit.

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

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the quarter ended March 31, 2011, and as of and for the year ended December 31, 2010:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2011
Real estate loans:
Multi-family	$3,300	$3,300	$-	$3,300	$-	$2,036	$17
Commercial investor	2,476	2,476	463	2,012	47	2,371	34
One-to-four family	3,743	3,742	-	3,742	-	2,898	44
Construction	537	537	-	537	-	433	1
Land	2,982	2,982	-	2,982	-	2,280	27
Business loans:
Commercial owner occupied	6,563	6,430	-	6,430	-	5,979	67
Commercial and industrial	5,020	4,905	-	4,905	-	4,290	51
SBA	1,672	1,000	-	1,000	-	1,030	19
Other loans	2	1	-	2	-	1	-
Totals	$26,295	$25,373	$463	$24,910	$47	$21,318	$260

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
December 31, 2010
Real estate loans:
Multi-family	$1,156	$1,156	$-	$1,156	$-	$2,114	$94
Commercial investor	2,068	2,068	465	1,603	47	1,949	127
One-to-four family	223	224	-	223	-	249	15
Business loans:
Commercial owner occupied	2,225	2,342	-	2,225	-	1,332	-
Commercial and industrial	54	169	-	54	-	270	14
SBA	1,092	1,751	-	1,092	-	970	14
Totals	$6,818	$7,710	$465	$6,353	$47	$6,882	$264

The following table summarizes impaired loan balances for prior periods as presented below:

March 31, 2010
(in thousands)

Impaired loans without a valuation allowance	$7,317
Imparied loans with a valuation allowance	$613
Valuation allowance related to impaired loans	$127
Average recorded investment in impaired loans	$8,847

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

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, or determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a TDR. Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. All loans are generally charged-off at such time the loan is classified as a loss. Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following table provides additional detail on the components of impaired loans for the periods indicated below.

	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)

Nonaccruing loans	$19,900	$3,270	$4,299
Accruing loans	5,473	3,548	3,630
Total impaired loans	$25,373	$6,818	$7,929

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at March 31, 2011, of $19.9 million, December 31, 2010 of $3.3 million, and March 31, 2010 of $4.3 million.   The Company had no loans 90 days or more past due and still accruing or troubled debt restructures at March 31, 2011, December 31, 2010 or March 31, 2010.

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

Credit risk is managed within the loan portfolio by the Company’s Portfolio Management department based on a comprehensive credit and investment review policy.  This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends.  The Portfolio Management department also monitors asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans as a means to help identify potential credit risk.  Individual loans, excluding the homogeneous loan portfolio, are reviewed at least biennially, or more frequently, if deemed necessary, and includes the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications as such classifications are defined by the regulatory agencies.  The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are reviewed regularly by the Company’s Credit and Investment Review committee, and are reviewed annually by an independent third-party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•      Pass – Pass credits are well protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Such credits exhibit few weaknesses, if any, but may include credits with exposure to certain factors that may adversely impact the credit if they materialize.  The Company has established six subcategories within the pass grade to stratify risk associated with pass loans.  The Company maintains a subset of pass credits designated as “watch” loans which, for any of a variety of reasons, requires close monitoring

•      Special Mention – Loans graded special mention exhibit potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the loan or the institution’s credit position.  Special mention credits are not considered as part of the classified extensions of credit category and do not expose the Company to sufficient risk to warrant classification.

•      Substandard – Substandard credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Extensions of credit classified as substandard have a well-defined weakness or weaknesses that jeopardizes the orderly payment of the debt.    Substandard credits are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

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

The Portfolio Management department also manages loan performance risks, collections, workouts, bankruptcies and foreclosures.  Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credit when they are identified.  Collection efforts are commenced immediately upon non-payment, and the portfolio managers seek to determine right away the appropriate steps to minimize the Company’s risk of loss.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following tables stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2011	(in thousands)
Real estate loans:
Multi-family	$215,521	$13,115	$6,807	$235,443
Commercial non-owner occupied	149,790	610	6,216	156,616
One-to-four family	39,131	1,917	7,243	48,291
Construction	4,816	-	815	5,631
Land	4,809	494	4,699	10,002
Business loans:
Commercial owner occupied	138,203	6,823	11,353	156,379
Commercial and industrial	74,774	1,923	9,509	86,206
SBA	2,233	-	1,035	3,268
Other loans	1,145	14	105	1,264
Totals	$630,422	$24,896	$47,782	$703,100

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2010	(dollars in thousands)
Real estate loans:
Multi-family	$226,270	$13,161	$4,153	$243,584
Commercial investor	124,513	577	5,435	130,525
One-to-four family	19,823	-	495	20,318
Business loans:
Commercial owner occupied	104,475	4,074	4,476	113,025
Commercial and industrial	53,188	360	1,139	54,687
SBA	2,956	-	1,132	4,088
Other loans	1,417	-	-	1,417
Totals	$532,642	$18,172	$16,830	$567,644

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2010	(in thousands)
Real estate loans:
Multi-family	$231,752	$26,459	$6,785	$264,996
Commercial non-owner occupied	128,482	2,979	8,492	139,953
One-to-four family	7,798	-	566	8,364
Construction	-	-	-	-
Land	-	-	-	-
Business loans:				-
Commercial owner occupied	88,030	4,764	3,542	96,336
Commercial and industrial	33,166	-	-	33,166
SBA	1,624	347	1,031	3,002
Other loans	1,770	-	-	1,770
Totals	$492,622	$34,549	$20,416	$547,587

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
March 31, 2011	(in thousands)
Real estate loans:
Multi-family	$1,907	$1,147	$303	$3,357	$2,030
Commercial investor	1,289	615	301	2,205	753
One-to-four family	592	143	1,460	2,195	2,848
Construction	-	278	1,023	1,301	161
Land	-	-	571	571	3,175
Business loans:				-
Commercial owner occupied	6,474	-	4,469	10,943	7,359
Commercial and industrial	1,379	637	3,264	5,280	3,415
SBA	133	-	583	716	891
Other loans	37	-	16	53	18
Totals	$11,811	$2,820	$11,990	$26,621	$20,650

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
December 31, 2010
Real estate loans:
Multi-family	$-	$-	$-	$-	$-
Commercial investor	617	-	-	617	-
One-to-four family	402	17	20	439	26
Business loans:				-
Commercial owner occupied	184	-	2,225	2,409	2,225
Commercial and industrial	-	-	-	-	54
SBA	-	-	846	846	971
Other loans	-	-	-	-	-
Totals	$1,203	$17	$3,091	$4,311	$3,277

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
March 31, 2010	(in thousands)
Real estate loans:
Multi-family	$-	$-	$-	$-	$2,032
Commercial investor	-	3,384	-	3,384	-
One-to-four family	31	25	65	121	74
Land	-	-	-	-	-
Business loans:
Commercial owner occupied	-	-	972	972	972
Commercial and industrial	38	400	-	438	438
SBA	497	96	499	1,092	783
Other loans	-	-	-	-	-
Totals	$566	$3,905	$1,536	$6,007	$4,299

Note 4 – Allowance for Loan Losses

The Company’s Allowance for loan losses (“ALLL”) covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  The ALLL is prepared using the information provided by the Company’s credit and investment review process together with data from peer institutions and economic information gathered from published sources.

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all Federal Deposit Insurance Corporation (the “FDIC”) insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on Management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

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

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the quarter ended March 31, 2011:

	Multi-family	Commercial investor	One-to-four family	Construction	Land	Commercial owner occupied	Commercial and industrial	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$-	$1,687	$2,356	$145	$49	$8,879
Charge-offs	(28)	-	(142)	-	-	-	-	-	-	(170)
Recoveries	-	-	55	-	-	-	-	5	4	64
Provisions for (reduction in) loan losses	(82)	(1)	83	-	-	825	(661)	(51)	(7)	106
Balance, March 31, 2011	$2,620	$1,579	$328	$-	$-	$2,512	$1,695	$99	$46	$8,879

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$47	$-	$-	$-	$-	$-	$-	$-	$47
General portfolio allocation	$2,620	$1,532	$328	$-	$-	$2,512	$1,695	$99	$46	$8,832

Loans individually evaluated for impairment	$3,300	$2,476	$3,742	$537	$2,982	$6,430	$4,905	$1,000	$1	$25,373
Specific reserves to total loans individually evaluated for impairment	0.00%	1.90%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.19%
Loans collectively evaluated for impairment	$232,143	$154,140	$44,549	$-	$-	$149,949	$81,301	$2,268	$16,896	$681,246
General reserves to total loans collectively evaluated for impairment	1.13%	0.99%	0.74%	0.00%	0.00%	1.68%	2.08%	4.37%	0.27%	1.30%

Total gross loans	$235,443	$156,616	$48,291	$5,631	$10,002	$156,379	$86,206	$3,268	$1,264	$703,100
Total allowance to gross loans	1.11%	1.01%	0.68%	0.00%	0.00%	1.61%	1.97%	3.03%	3.64%	1.26%

The following is a summary of activity in the allowance for the three months ended March 31, 2010:

Three Months Ended
March 31, 2010
(in thousands)
Balance, beginning of period	$8,905
Provision for loan losses	1,056
Charge-offs:
Real estate:
Multi-family	(334)
One-to-four family	(10)
Business loans:	-
Commercial and industrial	(515)
Total charge-offs	(859)
Recoveries :
Real estate:
One-to-four family	20
Business loans:
SBA	43
Other loans	4
Total recoveries	67
Net loan charge-offs	(792)
Balance at end of period	$9,169

We had off-balance sheet credit exposures, which include loan commitments and letters of credit, at March 31, 2011 of $144,000, December 31, 2010 of $77,000, and March 31, 2010 of $11,000.

Note 5 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.05% per annum as of March 31, 2011.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 6 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for 363,794 shares of common stock for the three months ended March 31, 2011 and stock options exercisable for 532,056 shares of common stock for the three months ended March 31, 2010 were not included in the computation of earnings per share because their exercise price exceeded the average market price during the respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$4,772			$456

Basic income available to common stockholders	4,772	10,049,311	$0.47	456	10,033,836	$0.05
Effect of warrants and dilutive stock options	-	807,812		-	987,178
Diluted income available to common stockholders plus assumed conversions	$4,772	10,857,123	$0.44	$456	11,021,014	$0.04

Note 7 – Fair Value of Financial Instruments

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

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$56,880	$56,880	$63,462	$63,462	$49,570	$49,570
Securities available for sale	140,927	140,927	155,094	155,094	120,270	120,270
Federal Reserve Bank and FHLB stock, at cost	14,161	14,161	13,334	13,334	14,330	14,330
Loans held for investment, net	691,074	774,241	555,538	603,749	537,882	539,911
Accrued interest receivable	4,014	4,014	3,755	3,755	3,592	3,592

Liabilities:
Deposit accounts	832,786	838,007	659,240	670,776	612,901	624,679
FHLB advances	-	-	40,000	40,032	38,000	39,135
Other borrowings	28,500	29,859	28,500	30,052	28,500	28,816
Subordinated debentures	10,310	5,223	10,310	5,232	10,310	5,314
Accrued interest payable	169	169	125	125	288	288

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$69,671	$6,967	$34,706	$3,471	$2,699	$270

Note 8 – Fair Value Disclosures

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At March 31, 2011, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	March 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$259	$-	$-	$259
Municipal bonds	22,089	-	-	22,089
Mortgage-backed securities:
Government Sponsored Enterprise	114,254	-	-	114,254
Private label securities	-	2,608	1,717	4,325
Total securities available for sale	$136,602	$2,608	$1,717	$140,927
Stock:
FHLB stock	$11,987	$-	$-	$11,987
Federal Reserve Bank stock	2,174	-	-	2,174
Total stock	$14,161	$-	$-	$14,161
Total securities	$150,763	$2,608	$1,717	$155,088

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs
(Level 3)

Marketable securities
(in thousands)
Beginning Balance, January 1, 2011	$1,505
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	(176)
Purchases, issuances, and settlements	(164)
Transfer in and/or out of Level 3	552
Ending Balance, March 31, 2011	$1,717

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	March 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$25,373	$-	$25,373
Other real estate owned	-	10,509	-	10,509
Total assets	$-	$35,882	$-	$35,882

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.  We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  The above factors and other risks and uncertainties are discussed in our 2010 Annual Report on Form 10-K.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.

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

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. The Bank operates nine depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds it’s lending and investment activities with retail deposits obtained through its branches, advances from the Federal Home Loan Bank (“FHLB”), lines of credit, and wholesale and brokered certificates of deposits.

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

·
Exempt non-accelerated filers, such as the Company, from the auditor attestation requirements on management’s assessment of internal controls.  However, the requirement of an assessment by management of the issuer’s internal controls is not affected by this amendment.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

We consider the allowance for loan losses (“ALLL”) to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2010 Annual Report on Form 10-K.

CANYON NATIONAL BANK ACQUISITION

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the FDIC as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011. The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of other real estate owned, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures.  The foregoing fair value amounts are subject to change for up to one year after the closing date of the Canyon National Acquisition as additional information relative to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC.

RESULTS OF OPERATIONS

In the first quarter of 2011, we recorded net income of $4.8 million, or $0.44 per diluted share, compared to net income of $456,000 or $0.04 per share diluted for the first quarter of 2010.

The Company’s pre-tax income totaled $7.9 million for the quarter ended March 31, 2011, compared to $556,000 for the quarter ended March 31, 2010.  The increase of $7.3 million between quarters was primarily due to:

·	A $4.2 million increase from the gain recorded on the acquisition of certain assets and liabilities of Canyon National from the FDIC as receiver;
·	A $2.4 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets;
·	A $1.1 million favorable change in net gain (loss) from the sale of loans; and
·	A $950,000 decrease in provision for loan losses.

Partially offsetting the above favorable items was a $2.0 million increase in noninterest expense, primarily associated with higher compensation and benefits costs, legal and audit costs and other expenses.

For the three months ended March 31, 2011, our return on average assets was 2.10% and return on average equity was 24.34%, compared to a return on average assets of 0.23% and a return on average equity of 2.47% for the same comparable period of 2010.

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

Net interest income totaled $9.1 million in the first quarter of 2011, up $2.4 million or 36.7% from the first quarter of 2010.  The increase reflected a higher net interest margin of 4.21% in the current quarter, compared with 3.56% in the first quarter of 2010, and an increase in average interest-earning assets of $116.2 million in the current quarter to total $865.0 million.  The increase in the current quarter net interest margin of 65 basis points resulted primarily from a decrease in the average costs on interest-bearing liabilities of 72 basis points that more than offset the decrease in the yield on interest-earning assets of one basis point.  For the current quarter, the decrease in costs on our interest-bearing liabilities was primarily associated with a decline in our cost of deposits of 49 basis points from 1.70% to 1.21%, primarily as a result of the deposits acquired from Canyon National which changed our deposit composition to have a higher mix of lower cost transaction accounts, and a decline in our borrowing costs of 188 basis points from the pay down of higher cost borrowings. The overall acquired deposit cost added at the time of acquisition was 47 basis points.  The increase in average interest-earning assets during the current quarter of $116.2 million was primarily due to the Canyon National Acquisition, which added $195.7 million in assets on February 11, 2011.

The following table present for the periods indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

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

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$56,125	$29	0.21%	$59,761	$34	0.23%
Federal funds sold	5,899	2	0.14	29	-	0.00
Investment securities	170,888	1,170	2.74	133,910	995	2.97
Loans receivable, net (1)	632,092	10,533	6.67	555,106	9,155	6.60
Total interest-earning assets	865,004	11,734	5.43	748,806	10,184	5.44
Noninterest-earning assets	44,125			43,340
Total assets	$909,129			$792,146
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$340,153	$445	0.53	$207,533	$413	0.81
Retail certificates of deposit	411,189	1,813	1.79	405,128	2,150	2.15
Wholesale/brokered certificates of deposit	7,868	10	0.52	4,352	18	1.68
Total interest-bearing deposits	759,210	2,268	1.21	617,013	2,581	1.70
FHLB advances and other borrowings	55,056	288	2.12	82,133	868	4.29
Subordinated debentures	10,310	76	2.99	10,310	75	2.95
Total borrowings	65,366	364	2.26	92,443	943	4.14
Total interest-bearing liabilities	824,576	2,632	1.29	709,456	3,524	2.01
Non-interest-bearing liabilities	6,120			8,708
Total liabilities	830,696			718,164
Stockholders' equity	78,433			73,982
Total liabilities and equity	$909,129			$792,146
Net interest income		$9,102			$6,660
Net interest rate spread (2)			4.14%			3.43%
Net interest margin (3)			4.21%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities			104.90%			105.55%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended March 31, 2011
	Compared to
	Three Months Ended March 31, 2010
	Increase (Decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(3)	$(2)	$(5)
Federal funds sold	2	-	2
Investment securities	(82)	257	175
Loans receivable, net	98	1,280	1,378
Total interest-earning assets	$15	$1,535	$1,550
Interest-bearing liabilities
Transaction accounts	$(177)	$209	$32
Retail certificates of deposit	(370)	33	(337)
Wholesale/brokered certificates of deposit	(18)	10	(8)
FHLB advances and other borrowings	(351)	(229)	(580)
Subordinated debentures	1	-	1
Total interest-bearing liabilities	$(915)	$23	$(892)
Change in net interest income	$930	$1,512	$2,442

Provision for Loan Losses

The Company recorded a $106,000 provision for loan losses during the first quarter of 2011, compared with $1.1 million recorded in the first quarter of 2010.  Improving credit quality metrics and recent charge-off history within our non-acquired loan portfolio was a significant determinate in estimating the adequacy of our ALLL and our resultant provision at the end of the first quarter of 2011.  Net loan charge-offs amounted to $106,000 in the current quarter, down $686,000 from $792,000 experienced during the first quarter of 2010.  The loan charge offs we experienced in the first quarter of 2011 were related to the sluggish economic conditions in our primary markets as well as the constraints on the financial markets in which we lend.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

Our noninterest income totaled $5.2 million in the first quarter of 2011, representing an increase of $6.0 million from the same period in the prior year.  All of our noninterest income categories had favorable changes in the current quarter, but most prominent was from the $4.2 million gain recorded on the Canyon National Acquisition, the $1.1 million favorable change from the gain on sale of loans in the current quarter, compared to a loss in the same period in the prior year, and the $260,000 increase in deposit fee income primarily associated with the acquired Canyon National deposits.

Noninterest Expense

Noninterest expense totaled $6.4 million in the first quarter of 2011, up $2.0 million or 47.1% from the same period in the prior year.  The increase was almost entirely related to the Canyon National Acquisition, which included one-time costs of approximately $550,000. Most of our noninterest expense categories were higher as compared to the same period in the prior year which included increases in compensation and benefits costs of $1.2 million, primarily from an increase in employee count and termination costs, legal and audit fees of $267,000, other expenses of $304,000, premises and occupancy expenses of $174,000 and data processing and communication costs of $117,000.

Income Taxes

For the three months ended March 31, 2011, we had a tax provision of $3.1 million, compared to $100,000 for the same period in 2010.  The change in income taxes was primarily due to a favorable change in net income before taxes of $7.3 million.   At March 31, 2011, we had no valuation allowance against our deferred tax asset of $9.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At March 31, 2011, assets totaled $956.5 million, up $188.8 million or 24.6% from March 31, 2010 and up $129.7 million or 15.7% from December 31, 2010.  The increase in assets over the first quarter of 2011 was primarily due to the Canyon National Acquisition as loans held for investment, net increased $135.5 million, primarily related to acquired loans of $149.7 million, OREO increased $10.5 million, primarily from acquired OREO of $12.0 million, and other assets increased $5.4 million. Partially offsetting these increases were decreases in investment securities available for sale of $14.2 million, primarily from sales, and in cash and cash equivalents of $6.6 million.

Loans

At March 31, 2011, net loans held for investment totaled $691.1 million, up $153.2 million or 28.5% from March 31, 2010 and $135.5 million or 24.4% from December 31, 2010.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2011			December 31, 2010			March 31, 2010
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$235,443	33.5%	6.17%	$243,584	42.9%	6.21%	$264,996	48.4%	6.18%
Commercial non-owner occupied	156,616	22.3%	6.73%	130,525	23.0%	6.66%	139,953	25.6%	6.88%
One-to-four family (1)	48,291	6.9%	5.49%	20,318	3.6%	5.44%	8,364	1.5%	8.23%
Construction	5,631	0.8%	6.04%	-	0.0%	0.00%	-	0.0%	0.00%
Land	10,002	1.4%	5.67%	-	0.0%	0.00%	-	0.0%	0.00%
Business loans:
Commercial owner occupied (2)	156,379	22.2%	6.52%	113,025	20.0%	6.55%	96,336	17.6%	7.14%
Commercial and industrial	86,206	12.2%	6.29%	54,687	9.6%	6.32%	33,166	6.1%	6.87%
SBA	3,268	0.5%	5.82%	4,088	0.7%	5.92%	3,002	0.5%	5.69%
Other loans	1,264	0.2%	5.96%	1,417	0.2%	4.54%	1,770	0.3%	1.29%
Total gross loans	703,100	100.0%	6.33%	567,644	100.0%	6.35%	547,587	100.0%	6.58%
Less loans held for sale	-			-			-
Total gross loans held for investment	703,100			567,644			547,587
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,147)			(3,227)			(536)
Allowance for loan losses	(8,879)			(8,879)			(9,169)
Loans held for investment, net	$691,074			$555,538			$537,882

(1) Includes second trust deeds.
(2) Secured by real estate.

Gross loans held for investment totaled $703.1 million at March 31, 2011, compared to $547.6 million at March 31, 2010 and $567.6 million at December 31, 2010.  The increase of $135.5 million since December 31, 2010 was primarily due to acquired loans of $149.7 million, loan originations of $18.8 million, purchases of $2.6 million, partially offset by a net change in undisbursed loan funds of $15.3 million, loan sales of $12.1 million and principal repayments of $8.1 million.  Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell CRE loans to reduce its concentration in the loan portfolio.  In accordance with that strategy, during the first three months of 2011, $9.8 million of performing multi-family loans and $1.2 million of sub performing CRE owner occupied loans were sold along with $1.2 million in SBA loans at a total recorded gain of $86,000. The sale of these CRE owner occupied loans was part of our loss mitigation strategy to minimize losses in our loan portfolio. From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Beginning balance gross loans	$567,644	$576,268
Loans originated:
Business loans:
Commercial owner occupied (1)	1,363	-
Commecial and industrial	15,050	2,740
SBA	1,531	50
Other loans	822	132
Total loans originated	18,766	2,922
Loans purchased:
Multi-family	3,075	-
Commercial non-owner occupied	28,732	-
Commercial owner occupied	45,557	-
Commecial and industrial	28,536	-
One-to-four family	28,987	-
Construction	5,592	-
Land	9,414	-
Other loans	2,451	-
Total loans purchased	152,344	-
Total loan production	171,110	2,922
Principal repayments	(8,079)	(15,395)
Change in undisbursed loan funds	(15,263)	2,471
Sales of loans	(12,142)	(14,290)
Charge-offs	(170)	(859)
Transfer to other real estate owned	-	(3,530)
Net increase (decrease) in gross loans	135,456	(28,681)
Ending balance gross loans	$703,100	$547,587

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our multi-family, commercial non-owner occupied, construction and land real estate loans and our commercial owner occupied loans at the date indicated:

	March 31, 2011
			Weighted	Weighted
	Number		Average	Average Months
	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less (1)	345	$286,453	6.24%	3.36
Over 1 Year to 3 Years	140	134,069	6.71%	21.49
Over 3 Years to 5 Years	22	25,052	6.54%	46.47
Over 5 Years to 7 Years	13	16,696	6.91%	70.58
Over 7 Years to 10 Years	10	7,817	6.44%	88.73
Total adjustable	530	470,087	6.41%	14.63
Fixed	146	93,984	6.42%
Total	676	$564,071	6.41%

(1) Includes three and five-year hybrid loans that have reached their initial repricing date.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2011, loans delinquent 30 or more days as a percentage of total gross loans was 3.79%, up from 0.76% at December 31, 2010 and from 1.10% at March 31, 2010.  The increase in the ratio during 2011 was primarily a result of the acquisition of delinquent loans from Canyon National transaction.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At March 31, 2011
Real estate loans:
Multi-family	2	$1,907	1	$1,147	1	$303	4	$3,357
Commercial non-owner occupied	3	1,289	2	615	1	301	6	2,205
One-to-four family	10	592	1	143	6	1,460	17	2,195
Land	-	-	3	278	6	1,023	9	1,301
Construction	-	-	-	-	1	571	1	571
Business loans:
Commercial owner occupied	4	6,474	-	-	7	4,469	11	10,943
Commercial and industrial	10	1,379	4	637	9	3,264	23	5,280
SBA	1	133	-	-	5	583	6	716
Other	2	37	-	-	1	16	3	53
Total	32	$11,811	11	$2,820	37	$11,990	80	$26,621
Delinquent loans to total gross loans		1.68%		0.40%		1.71%		3.79%

At December 31, 2010
Real estate loans:
Commercial non-owner occupied	2	$617	-	$-	-	$-	2	$617
One-to-four family	3	402	1	17	1	20	5	439
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225	4	2,409
SBA	-	-	-	-	7	846	7	846
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At March 31, 2010
Real estate loans:
Commercial non-owner occupied	-	$-	2	$3,384	-	$-	2	$3,384
One-to-four family	2	31	2	25	2	65	6	121
Business loans:
Commercial owner occupied	-	-	-	-	2	972	2	972
Commercial and industrial	1	38	1	400	-	-	2	438
SBA	3	497	1	96	4	499	8	1,092
Total	6	$566	6	$3,905	8	$1,536	20	$6,007
Delinquent loans to total gross loans		0.10%		0.71%		0.28%		1.10%

(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable losses inherent in our loan portfolio and is determined by applying a systematically derived loss factor to individual segments of the loan portfolio.  The adequacy and appropriateness of the ALLL and the individual loss factors is reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2010 Annual Report on Form 10-K.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

No assurance can be given that we will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect our market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies as an integral part of their examination process, periodically review our ALLL and may require us to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

At March 31, 2011, the Company’s ALLL was $8.9 million, a decrease of $290,000 from the year ago quarter end and unchanged from year-end 2010.  At March 31, 2011, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2011			December 31, 2010			March 31, 2010
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,620	1.11%	33.5%	$2,730	1.12%	42.9%	$3,975	1.50%	48.4%
Commercial non-owner occupied	1,579	1.01%	22.3%	1,580	1.21%	23.0%	1,716	1.23%	25.6%
One-to-four family	328	0.68%	6.9%	332	1.63%	3.6%	164	1.96%	1.5%
Construction	-		0.8%	-		0.0%	-		0.0%
Land		--	1.4%	-	--	0.0%	-	--	0.0%
Business loans:
Commercial owner occupied	2,512	1.61%	22.2%	1,687	1.49%	20.0%	952	0.99%	17.6%
Commercial and industrial	1,695	1.97%	12.2%	2,356	4.31%	9.6%	2,086	6.29%	6.1%
SBA	99	3.03%	0.5%	145	3.55%	0.7%	266	8.86%	0.5%
Other Loans	46	3.64%	0.2%	49	3.46%	0.2%	10	0.56%	0.3%
Total	$8,879	1.26%	100.0%	$8,879	1.56%	100.0%	$9,169	1.67%	100.0%

    The ALLL remained unchanged at March 31, 2011 from December 31, 2010 due to the provision for loan losses of $106,000 equaling our net loan charge-offs of the same amount, which loan charge-offs were down from the $792,000 recorded in the first three months of 2010 and from the $291,000 recorded in the fourth quarter of 2010.  The ALLL as a percent of nonaccrual loans was 43.0% at March 31, 2011, down from 213.3% at March 31, 2010 and 271.0% at December 31, 2010.  At March 31, 2011, the ratio of ALLL to total gross loans was 1.3%, down from 1.7% at March 31, 2010 and 1.6% at December 31, 2010.  The decrease in these ratios from year end 2010 was primarily due to the acquired loans of $149.7 million from Canyon National, which included $14.6 million of nonaccrual loans, in the first quarter of 2011.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(dollars in thousands)
Balance, beginning of period	$8,879	$8,905
Provision for loan losses	106	1,056
Charge-offs:
Real estate:
Multi-family	(28)	(334)
One-to-four family	(142)	(10)
Business loans:
Commercial and industrial	-	(515)
Total charge-offs	(170)	(859)
Recoveries :
Real estate:
One-to-four family	55	20
Business loans:
SBA	5	43
Other loans	4	4
Total recoveries	64	67
Net loan charge-offs	(106)	(792)
Balance at end of period	$8,879	$9,169

Ratios:
Net charge-offs to average total loans, net	0.07%	0.57%
Allowance for loan losses to gross loans at end of period	1.26%	1.67%

Investment Securities

Investment securities available for sale totaled $140.9 million at March 31, 2011, up $20.7 million or 17.2% from March 31, 2010, but down $14.2 million or 9.1% from December 31, 2010.  The decrease during the first quarter of 2011 was primarily from the sale of $20.6 million of investment securities and principal payments of $5.7 million, partially offset by $12.8 million of investment securities purchased in the Canyon National Acquisition.  At March 31, 2011, the investment securities available for sale consisted of $114.3 million of GSE mortgage-backed securities, $22.1 million of municipal bonds, $4.3 million of private label mortgage-backed securities and $259,000 in U.S. Treasury securities.  At March 31, 2011, 57 of our 77 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value of $4.2 million and a market value of $3.7 million.  Interest received from these securities is applied against their respective principal balances.  All of our private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$248	$11	$-	$259
Municipal bonds	22,548	70	(529)	22,089
Mortgage-backed securities	119,837	692	(1,950)	118,579
Total securities available for sale	142,633	773	(2,479)	140,927
Stock:
FHLB stock	11,987	-	-	11,987
Federal Reserve Bank stock	2,174	-	-	2,174
Total stock	14,161	-	-	14,161
Total securities	$156,794	$773	$(2,479)	$155,088

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$11	$-	$159
Municipal bonds	20,555	7	(803)	19,759
Mortgage-backed securities	135,944	1,292	(2,060)	135,176
Total securities available for sale	156,647	1,310	(2,863)	155,094
Stock:
FHLB stock	11,315	-	-	11,315
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,334	-	-	13,334
Total securities	$169,981	$1,310	$(2,863)	$168,428

	March 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$8	$-	$155
Municipal bonds	19,177	176	(60)	19,293
Mortgage-backed securities	103,664	165	(3,007)	100,822
Total securities available for sale	122,988	349	(3,067)	120,270
Stock:
FHLB stock	12,731	-	-	12,731
Federal Reserve Bank stock	1,599	-	-	1,599
Total stock	14,330	-	-	14,330
Total securities	$137,318	$349	$(3,067)	$134,600

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2011
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$101	0.26%	$78	3.34%	$80	3.81%	$-	0.00%	$259	2.28%
Municipal bonds	-	0.00%	-	0.00%	478	3.86%	21,611	4.00%	22,089	4.00%
Mortgage-backed securities:
Government Sponsored Enterprise	-	0.00%	190	1.78%	118	4.91%	113,946	2.96%	114,254	2.96%
Private label securities	-	0.00%	-	0.00%	-	0.00%	4,325	6.71%	4,325	6.71%
Total investment securities available for sale	101	0.26%	268	2.23%	676	4.04%	139,882	3.24%	140,927	3.24%
Stock:
FHLB	11,987	0.29%	-	0.00%	-	0.00%	-	0.00%	11,987	0.29%
Federal Reserve Bank	2,174	6.00%	-	0.00%	-	0.00%	-	0.00%	2,174	6.00%
Total stock	14,161	1.17%	-	0.00%	-	0.00%	-	0.00%	14,161	1.17%
Total securities	$14,262	1.16%	$268	2.23%	$676	4.04%	$139,882	3.24%	$155,088	3.05%

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

·
An evaluation of the present value of estimated cash flows from the security using the current yield to accrete beneficial interest and including assumptions in the prepayment rate, default rate, delinquencies, loss severity and percentage of nonperforming assets;

·	An evaluation of the estimated payback period to recover principal;
·	An analysis of the credit support available in the underlying security to absorb losses; and
·	A review of the financial condition and near term prospects of the issuer.

During the quarter ended March 31, 2011, we took a net $214,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired, compared to $326,000 of OTTI charges during the same period last year.  These impaired private label mortgage-backed securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	March 31, 2011				March 31, 2010

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	1	7	7	3	-	-	-	-
Caa1	-	-	-	-
Caa3	-	-	-	-	-	-	-	-
Ca	-	-	-	-	-	-	-	-
C	3	154	24	29	1	20	146	(13)
CC	2	603	39	(10)	2	55	109	(245)
CCC	2	17	25	5	-	-	-	-
D	5	271	119	(39)	1	213	71	(75)
	13	$1,052	$214	$(12)	4	$288	$326	$(333)

The largest OTTI credit loss for any single debt security was $48,000 for the three months ended March 31, 2011 and $115,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At March 31, 2011, nonperforming assets totaled $31.2 million or 3.26% of total assets, up from $10.5 million or 1.36% of total assets at March 31, 2010 and $3.3 million or 0.40% of total assets at December 31, 2010.  The increase during the first quarter of 2011 was primarily associated with the Canyon National Acquisition as nonperforming loans increased $17.4 million to $20.7 million, while acquired OREO properties equaled our current quarter ending balance of $10.5 million.  During the current quarter, all OREO properties that we held prior to the acquisition were sold.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$2,030	$-	$2,032
Commercial non-owner occupied	753	-	-
One-to-four family	2,848	27	74
Construction	161	-	-
Land	3,175	-	-
Business loans:
Commercial owner occupied	7,359	2,225	972
Commercial and industrial	3,415	54	438
SBA (1)	891	971	783
Other loans	18	-	-
Total nonaccrual loans	20,650	3,277	4,299
Other real estate owned:
Commercial non-owner occupied	4,725	-	2,353
One-to-four family	604	34	-
Land	5,180	-	2,138
Multi-family	-	-	1,678
Total other real estate owned	10,509	34	6,169
Total nonperforming assets, net	$31,159	$3,311	$10,468

Allowance for loan losses	$8,879	$8,879	$9,169
Allowance for loan losses as a percent of total nonperforming loans, gross	43.00%	270.95%	213.28%
Nonperforming loans as a percent of gross loans receivable	2.94%	0.58%	0.79%
Nonperforming assets as a percent of total assets	3.26%	0.40%	1.36%

(1)	The SBA totals include the guaranteed amount, which was $238,000 as of March 31, 2011, $245,000 as of December 31, 2010, and $588,000 as of March 31, 2010.

Liabilities and Stockholders’ Equity

Total liabilities were $876.8 million at March 31, 2011, compared to $693.5 million at March 31, 2010 and $748.2 million at December 31, 2010.  The increase during 2011 was due to an increase in total deposits of $173.5 million, partially offset by a decrease in FHLB advances and other borrowings of $40.0 million and a decrease in accrued expenses and other liabilities of $4.9 million.

Deposits.  Deposits totaled $832.8 million at March 31, 2011, up $219.9 million or 35.9% from March 31, 2010 and $173.5 million or 26.3% from December 31, 2010.  The increase in deposits over the first quarter of 2011 was primarily due to deposits acquired from Canyon National of $204.7 million, partially offset by a decrease in non-acquisition deposits of $25.3 million, essentially all in certificates of deposit. In the first quarter of 2011, we had growth in interest-bearing transaction accounts of $84.7 million, in noninterest-bearing accounts of $71.0 million, in wholesale certificates of deposit of $11.9 million and in retail certificates of deposit of $6.0 million.  At March 31, 2011, the Company had no brokered deposits. As result of the Canyon National Acquisition and reduction in non-acquisition certificates of deposit, the total cost of deposits at March 31, 2011 decreased to 1.07%, from 1.64% at March 31, 2010 and from 1.40% at December 31, 2010.  At March 31, 2011, our gross loan to deposit ratio was 84.1%, down from 89.3% at March 31, 2010 and 85.6% at December 31, 2010.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2011			December 31, 2010			March 31, 2010
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$118,241	14.2%	0.00%	$47,229	7.2%	0.00%	$38,084	6.2%	0.00%
Interest bearing checking	47,689	5.7%	0.29%	21,137	3.2%	0.14%	21,067	3.4%	0.34%
Money market	125,547	15.1%	0.66%	113,333	17.2%	0.97%	89,927	14.7%	0.95%
Regular passbook	114,458	13.7%	0.54%	68,559	10.3%	0.96%	63,650	10.3%	1.11%
Total transaction accounts	405,935	48.7%	0.39%	250,258	38.0%	0.72%	212,728	34.7%	0.77%
Certificates of deposit accounts:
Less than 1.00%	74,646	9.0%	0.54%	46,528	7.1%	0.46%	47,655	7.8%	0.53%
1.00-1.99	192,830	23.2%	1.56%	172,974	26.2%	1.61%	67,956	11.1%	1.69%
2.00-2.99	150,447	18.1%	2.33%	186,173	28.2%	2.31%	280,833	45.8%	2.43%
3.00-3.99	1,897	0.2%	3.48%	984	0.1%	3.24%	731	0.1%	3.47%
4.00-4.99	3,202	0.4%	4.38%	1,097	0.2%	4.41%	1,679	0.3%	4.44%
5.00 and greater	3,829	0.5%	5.21%	1,226	0.2%	5.30%	1,319	0.2%	5.34%
Total certificates of deposit accounts	426,851	51.3%	1.71%	408,982	62.0%	1.82%	400,173	65.3%	2.10%
Total deposits	$832,786	100.0%	1.07%	$659,240	100.0%	1.40%	$612,901	100.0%	1.64%

Borrowings.  At March 31, 2011, total borrowings amounted to $38.8 million, down $38.0 million or 49.5% from March 31, 2010 and $40.0 million or 50.8% from December 31, 2010.  During the first quarter of 2011 and as a result of the liquidity we received from the Canyon National Acquisition, we paid off $40.0 million in fixed rate FHLB term advances.  Total borrowings at March 31, 2011 represented 4.1% of total assets and had a weighted average cost of 3.04%, compared with 10.01% of total assets at a weighted average cost of 3.96% at March 31, 2010 and 9.53% of total assets and at a weighted average cost of 1.62% at December 31, 2010.  At March 31, 2011, total borrowings were comprised of the following:

·	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $41.2 million of GSE mortgage backed securities; and

·	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.05%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$-	0.00%	$40,000	0.61%	$38,000	4.92%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	3.04%
Subordinated debentures	10,310	3.05%	10,310	3.04%	10,310	3.00%
Total borrowings	$38,810	3.04%	$78,810	1.81%	$76,810	3.96%

Weighted average cost of borrowings during the quarter	2.26%		4.40%		4.14%
Borrowings as a percent of total assets	4.1%		9.5%		10.0%

Stockholders’ Equity.  Total stockholders’ equity was $79.7 million as of March 31, 2011, up from $74.1 million at March 31, 2010 and $78.6 million at December 31, 2010.  The current year increase of $1.1 million was primarily due to net income of $4.8 million, partially offset by a decrease in additional paid in capital of $3.6 million.  The reduction in paid in capital during the first quarter was from the repurchase and retirement of two outstanding warrants that were exercisable for an aggregate of 600,000 shares of the Company’s common stock.  The result of this transaction reduced the total amount of fully diluted shares outstanding by approximately 5.4%, and was accretive to the Company’s fully diluted book value per share. At March 31, 2011, the Company’s tangible common equity to total assets ratio was 8.11%.  Our basic book value per share increased to $7.90 at March 31, 2011 from $7.83 at December 31, 2010.  Our diluted book value per share increased to $7.64 at March 31, 2011 from $7.18 at December 31, 2010, reflecting an annualized increase of 25.5%.

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

Our primary sources of funds generated during the first three months of 2011 were from:

·	Proceeds of $26.4 million received from the FDIC for the acquisition of certain assets and assumption of certain liabilities of Canyon National;

·	Proceeds of $26.3 million from the sale and principal payments on securities available for sale;

·	Proceeds of $20.3 million from the sale and principal payments on loans held for investment; and

·	A net change in undisbursed loan funds of $15.3 million.

We used these funds to:

·	Reduce FHLB advances by $40.0 million;

·	Absorb deposit outflows of $30.8 million; and

·	Purchase and originate loans held for investment of $21.5 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At March 31, 2011, cash and cash equivalents totaled $56.9 million and the market value of our investment securities available for sale totaled $140.9 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2011, the maximum amount we could borrow through the FHLB was $369.9 million, of which $271.5 million was available for borrowing based on collateral pledged of $488.9 million in real estate loans and $12.0 million of FHLB Stock.  At March 31, 2011, we had unsecured lines of credit aggregating to $48.8 million, which consisted of $44.0 million with other financial institutions from which to draw funds and $4.8 million with the Federal Reserve Bank. At March 31, 2011, no funds were drawn against these lines.  For the quarter ended March 31, 2011, our average liquidity ratio was 18.93%, down from a ratio of 19.93% for the same period in 2010.

To the extent that 2011 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At March 31, 2011, we had no brokered time deposits.

The Company is a corporate entity separate and apart from the Bank that must provide for its own liquidity.  The Company’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Company.  Management believes that such restrictions will not have a material impact on the ability of the Company to meet its ongoing cash obligations.

In February 2010, the boards of directors of the Company and the Bank adopted certain resolutions which require, among other things, that we provide prior written notice to the Federal Reserve Bank before (i) receiving any dividends or other distributions from the Bank, (ii) declaring any dividends or making any payments on trust preferred securities or subordinated debt, (iii) making any capital distributions, (iv) incurring, increasing, refinancing or guaranteeing any debt; (v) issuing any trust preferred securities or (iv) repurchasing, redeeming or acquiring any of our stock.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2011
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	274,028	138,650	13,242	931	426,851
Operating leases	812	1,469	1,433	3,458	7,172
Total contractual cash obligations	$274,840	$140,119	$14,675	$43,199	$472,833

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2011, we had commitments to extend credit on existing lines and letters of credit of $69.7 million, compared to $8.9 million at March 31, 2010 and $34.7 million at December 31, 2010.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2011
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$-	$4,545	$4,545
Commercial lines of credit	29,357	1,028	1,377	31,688	63,450
Other lines of credit	657	2	-	9	668
Standby letters of credit	1,008	-	-	-	1,008
Total commitments	$31,022	$1,030	$1,377	$36,242	$69,671

Regulatory Capital Compliance

The Company owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; and a leverage ratio of 5.0% or higher.  At March 31, 2011, the Bank exceeded the “well capitalized” standards.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2011
Bank:
Regulatory capital	$82,117	9.09%	$82,117	10.29%	$90,996	11.40%
Adequately capitalized requirement	36,119	4.00%	31,916	4.00%	63,831	8.00%
Well capitalized requirement	45,149	5.00%	47,873	6.00%	79,789	10.00%
Consolidated regulatory capital	82,932	9.19%	82,932	10.33%	91,811	11.44%

December 31, 2010
Bank:
Regulatory capital	$82,784	10.29%	$82,784	14.03%	$90,180	15.28%
Adequately capitalized requirement	32,183	4.00%	23,608	4.00%	47,216	8.00%
Well capitalized requirement	40,229	5.00%	35,415	6.00%	59,020	10.00%
Consolidated regulatory capital	83,711	10.41%	83,711	14.07%	91,167	15.32%

March 31, 2010
Bank:
Regulatory capital	$78,928	10.01%	$78,928	13.96%	$86,009	15.21%
Adequately capitalized requirement	31,538	4.00%	22,623	4.00%	45,246	8.00%
Well capitalized requirement	39,423	5.00%	33,934	6.00%	56,558	10.00%
Consolidated regulatory capital	80,160	10.17%	80,160	14.06%	87,311	15.32%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2010.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2010 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in our 2010 Annual Report on Form 10-K.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Canyon National Bank, Palm Springs, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of February 11, 2011. (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as Amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on February 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

May 16, 2011	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 16, 2011	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Canyon National Bank, Palm Springs, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of February 11, 2011. (1)

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
(1) Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on February 15, 2011.