Form 10-Q
period 2011-06-30
PACIFIC PREMIER BANCORP INC
filed 2011-08-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant's common stock as of August 15, 2011 was 10,084,626.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2011 (unaudited), December 31, 2010 (audited) and June 30, 2011(unaudited)

Consolidated Statements of Operations: For the three and six months ended June 30, 2011 and 2010 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income: For the six months ended June 30, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows: For the six months ended June 30, 2011 and 2010 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	June 30,	December 31,	June 30,
ASSETS	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$36,034	$63,433	$34,645
Federal funds sold	10,998	29	29
Cash and cash equivalents	47,032	63,462	34,674
Investment securities available for sale	141,304	155,094	163,470
FHLB stock/Federal Reserve Bank stock, at cost	13,492	13,334	14,277
Loans held for investment	708,096	564,417	552,192
Allowance for loan losses	(8,517)	(8,879)	(9,169)
Loans held for investment, net	699,579	555,538	543,023
Accrued interest receivable	3,984	3,755	3,680
Other real estate owned	4,447	34	1,860
Premises and equipment	10,108	8,223	8,543
Deferred income taxes	8,960	11,103	10,989
Bank owned life insurance	12,714	12,454	12,195
Intangible assets	2,183	-	-
Other assets	4,308	3,819	4,531
TOTAL ASSETS	$948,111	$826,816	$797,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$122,539	$47,229	$38,973
Interest bearing:
Transaction accounts	283,565	203,029	198,906
Retail certificates of deposit	398,985	407,108	392,191
Wholesale/brokered certificates of deposit	10,896	1,874	1,973
Total deposits	815,985	659,240	632,043
FHLB advances and other borrowings	28,500	68,500	66,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	11,499	10,164	12,885
TOTAL LIABILITIES	866,294	748,214	721,738
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,084,626 shares at June 30, 2011, 10,033,836 shares at December 31, 2010 and June 30, 2010 issued and outstanding	101	100	100
Additional paid-in capital	76,509	79,942	79,917
Retained earnings (accumulated deficit)	5,031	(526)	(3,971)
Accumulated other comprehensive income (loss), net of tax (benefit) of $123 at June 30, 2011, ($639) at December 31, 2010, and ($379) at June 30, 2010	176	(914)	(542)
TOTAL STOCKHOLDERS’ EQUITY	81,817	78,602	75,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,111	$826,816	$797,242

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
INTEREST INCOME
Loans	$11,750	$8,842	$22,283	$17,997
Investment securities and other interest-earning assets	1,059	1,148	2,260	2,177
Total interest income	12,809	9,990	24,543	20,174
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	369	476	814	889
Interest on certificates of deposit	1,792	1,910	3,615	4,078
Total interest-bearing deposits	2,161	2,386	4,429	4,967
FHLB advances and other borrowings	235	685	523	1,553
Subordinated debentures	77	77	153	152
Total interest expense	2,473	3,148	5,105	6,672
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	10,336	6,842	19,438	13,502
PROVISION FOR LOAN LOSSES	1,300	639	1,406	1,695
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,036	6,203	18,032	11,807
NONINTEREST INCOME (LOSS)
Loan servicing fees	160	142	377	212
Deposit fees	635	208	1,083	396
Net loss from sales of loans	(2,547)	(1,625)	(2,461)	(2,640)
Net gain from sales of investment securities	316	287	480	374
Other-than-temporary impairment loss on investment securities, net	(154)	(330)	(368)	(656)
Gain on FDIC transaction	-	-	4,189	-
Other income	497	280	846	550
Total noninterest income (loss)	(1,093)	(1,038)	4,146	(1,764)
NONINTEREST EXPENSE
Compensation and benefits	3,489	2,052	6,670	4,065
Premises and occupancy	878	645	1,678	1,271
Data processing and communications	347	229	648	413
Other real estate owned operations, net	167	537	430	832
FDIC insurance premiums	303	334	567	682
Legal and audit	501	264	893	389
Marketing expense	328	208	557	357
Office and postage expense	194	128	361	251
Other expense	648	411	1,410	870
Total noninterest expense	6,855	4,808	13,214	9,130
NET INCOME BEFORE INCOME TAXES	1,088	357	8,964	913
INCOME TAX	303	20	3,407	120
NET INCOME	$785	$337	$5,557	$793

EARNINGS PER SHARE
Basic	$0.08	$0.03	$0.55	$0.08
Diluted	$0.08	$0.03	$0.52	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,084,626	10,033,836	10,067,066	10,033,836
Diluted	10,578,928	11,059,994	10,717,257	11,040,612

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(dollars in thousands)
(unaudited)
	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)		$78,602
Comprehensive Income:
Net income				5,557		$5,557	5,557
Unrealized holding gains on securities arising during the period, net of tax						1,426
Reclassification adjustment for net gain on sale of securities included in net income, net of tax						(336)
Net unrealized gain on securities, net of tax					1,090	1,090	1,090
Total comprehensive income						$6,647
Share-based compensation expense			196				196
Common stock repurchased and retired	(10,610)	(1)	(69)				(70)
Warrants purchased and retired			(3,660)				(3,660)
Warrants exercised	41,400	1	31				32
Stock options exercised	20,000	1	69				70
Balance at June 30, 2011	10,084,626	$101	$76,509	$5,031	$176		$81,817

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				793		$793	793
Unrealized holding gains on securities arising during the period, net of tax						1,122
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						77
Net unrealized gain on securities, net of tax					1,199	1,199	1,199
Total comprehensive income						$1,992
Share-based compensation expense			10				10
Balance at June 30, 2010	10,033,836	$100	$79,917	$(3,971)	$(542)		$75,504

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,557	$793
Adjustments to net income:
Depreciation and amortization expense	561	489
Provision for loan losses	1,406	1,695
Share-based compensation expense	196	10
Loss on sale and disposal of premises and equipment	63	12
Loss on sale of other real estate owned	21	191
Write down of other real estate owned	-	504
Amortization of premium/discounts on securities held for sale, net	389	233
Amortization of mark-to-market discount	(807)	-
Gain on sale of investment securities available for sale	(480)	(374)
Other-than-temporary impairment loss on investment securities, net	368	656
Loss on sale of loans held for investment	2,461	2,640
Gain on FDIC transaction	(4,189)	-
Deferred income tax provision	265	476
Change in accrued expenses and other liabilities, net	(3,695)	(392)
Income from bank owned life insurance, net	(260)	(269)
Change in accrued interest receivable and other assets, net	4,152	(1,067)
Net cash provided by operating activities	6,008	5,597
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	49,386	54,431
Net change in undisbursed loan funds	11,096	(4,326)
Purchase and origination of loans held for investment	(58,938)	(34,196)
Proceeds from sale of other real estate owned	9,626	4,355
Principal payments on securities available for sale	8,977	6,328
Purchase of securities available for sale	(19,612)	(106,048)
Proceeds from sale or maturity of securities available for sale	43,141	60,796
Purchases of premises and equipment	(2,471)	(331)
Redemption (purchase) of Federal Reserve Bank stock	155	(420)
Redemption of Federal Home Loan Bank of San Francisco stock	1,009	-
Cash acquired in FDIC transaction	26,389	473
Net cash provided by (used in) investing activities	68,758	(18,938)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(47,568)	13,309
Repayment of FHLB advances and other borrowings	(40,000)	(25,000)
Proceeds from exercise of stock options	32	-
Warrants purchased and retired	(3,660)	-
Net cash used in financing activities	(91,196)	(11,691)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,430)	(25,032)
CASH AND CASH EQUIVALENTS, beginning of period	63,462	59,706
CASH AND CASH EQUIVALENTS, end of period	$47,032	$34,674

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2011	2010
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$5,030	$6,658
Income taxes paid	2,445	1,035
Assets acquired (liabilities assumed) in acquisition:
Investment securities	14,076	-
FDIC receivable	2,838	-
Loans	149,739	-
Core deposit intangible	2,270	-
Other real estate owned	11,953	-
Fixed assets	42	-
Other assets	1,599	-
Deposits	(204,678)	-
Other liabilities	(39)	-

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$2,107	$3,530
Investment securities available for sale purchased and not settled	$5,083	$8,275

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011, December 31, 2010, and June 30, 2010, the results of its operations for the three and six months ended June 30, 2011 and 2010 and the changes in stockholders’ equity, comprehensive income and cash flows for the six months ended June 30, 2011 and 2010.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2011.

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

Note 2 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 9 – Fair Value Disclosures.  These new disclosure requirements were effective for the period ended June 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

FASB ASU No. 2011-01, Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, was issued by FASB in January 2011. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDRs”) in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDR and the guidance for determining what constitutes a TDR is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Future Application of Accounting Pronouncements

The following accounting pronouncement has been issued by the FASB but is not yet effective: ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance clarifying under what circumstances a creditor should classify a restructured receivable as a TDR. A receivable is a TDR if both of the following exist: 1) a creditor has granted a concession to the debtor, and 2) the debtor is experiencing financial difficulties. ASU 2011-02 clarifies that a creditor should consider all aspects of a restructuring when evaluating whether it has granted a concession, which include determining whether a debtor can obtain funds from another source at market rates and assessing the value of additional collateral and guarantees obtained at the time of restructuring. ASU 2011-02 also provides factors a creditor should consider when determining if a debtor is experiencing financial difficulties, such as probability of payment default and bankruptcy declarations. ASU 2011-02 will become effective for us in third quarter 2011 with retrospective application to January 1, 2011. Early adoption is permitted. We are evaluating the impact these accounting changes may have on our consolidated financial statements.

Note 3 – Canyon National Bank Acquisition

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

Note 4 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands)
Real estate loans:
Multi-family	$231,604	$243,584	$258,021
Commercial non-owner occupied	155,419	130,525	136,053
One-to-four family (1)	64,550	20,318	14,243
Land	8,752	-	-
Business loans:
Commercial owner occupied	147,186	113,025	108,465
Commercial and industrial	92,502	54,687	33,743
SBA	4,682	4,088	3,346
Other loans	6,497	1,417	1,869
Total gross loans (2)	711,192	567,644	555,740
Less loans held for sale	-	-	-
Total gross loans held for investment	711,192	567,644	555,740
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,096)	(3,227)	(3,548)
Allowance for loan losses	(8,517)	(8,879)	(9,169)
Loans held for investment, net	$699,579	$555,538	$543,023

(1) Includes second trust deeds.
(2) Total gross loans for June 30, 2011 is net of the mark-to-market discount on Canyon National loans of $10.5 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $22.7 million for secured loans and $13.6 million for unsecured loans at June 30, 2011.  At June 30, 2011, the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.3 million of secured credit.

Purchase Credit Impaired

The following table provides a summary of the Company’s investment in purchase credit impaired loans, acquired from Canyon National, as of the period indicated:

June 30, 2011
(in thousands)
Real estate loans:
Commercial non-owner occupied	$463
One-to-four family	1,350
Construction	-
Land	2,523
Business loans:
Commercial owner occupied	4,227
Commercial and industrial	1,907
Total purchase credit impaired	$10,470

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield”. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.

The following table summarizes the accretable yield on the purchased credit impaired for the six months ended June 30, 2011:

Six Months Ended
June 30, 2011
(in thousands)
Balance at the beginning of period	$-
Accretable yield at acquisition	4,692
Accretion	(296)
Disposals and other	(1,130)
Change in accretable yield	-
Balance at the end of period	3,266

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the quarter ended June 30, 2011, and as of and for the year ended December 31, 2010:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2011
Real estate loans:
Multi-family	$4,149	$4,149	$-	$4,149	$-	$2,786	$52
Commercial investor	3,427	3,427	462	2,965	44	2,736	82
One-to-four family	1,569	1,567	-	1,567	-	2,893	42
Construction	-	-	-	-	-	309	-
Land	2,523	2,523	-	2,523	-	2,627	54
Business loans:
Commercial owner occupied	5,267	5,124	-	5,124	-	5,945	124
Commercial and industrial	2,143	2,143	-	2,143	-	4,200	61
SBA	1,659	930	-	930	-	1,001	28
Other loans	22	22	-	22	-	9	2
Totals	$20,759	$19,885	$462	$19,423	$44	$22,506	$445

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2010
Real estate loans:
Multi-family	$1,156	$1,156	$-	$1,156	$-	$2,114	$94
Commercial investor	2,068	2,068	465	1,603	47	1,949	127
One-to-four family	223	224	-	223	-	249	15
Business loans:
Commercial owner occupied	2,225	2,342	-	2,225	-	1,332	-
Commercial and industrial	54	169	-	54	-	270	14
SBA	1,092	1,751	-	1,092	-	970	14
Totals	$6,818	$7,710	$465	$6,353	$47	$6,882	$264

The following table summarizes impaired loan balances for the period indicated below:

June 30, 2010
(in thousands)

Impaired loans without a valuation allowance	$5,028
Imparied loans with a valuation allowance	$476
Valuation allowance related to impaired loans	$56
Average recorded investment in impaired loans for the six months ended June 30, 2010	$7,517

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

The following table provides additional detail on the components of impaired loans at the period end as indicated below.

	June 30, 2011	December 31, 2010	June 30, 2010
	(in thousands)
Nonaccruing loans	$10,808	$3,270	$5,504
Accruing loans	9,077	3,548	42
Total impaired loans	$19,885	$6,818	$5,546

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at June 30, 2011 of $10.8 million, December 31, 2010 of $3.3 million, and June 30, 2010 of $5.5 million.  At June 30, 2011, the Company had $10.5 million of purchased credit impaired loans acquired from Canyon National, of which $3.3 million were placed on nonaccrual status.  The Company had no loans 90 days or more past due and still accruing at June 30, 2011, December 31, 2010 or June 30, 2010.

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

The following provides brief definitions for risk grades assigned to loans in the portfolio:

•      Pass – Pass credits are well protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Such credits exhibit few weaknesses, if any, but may include credits with exposure to certain factors that may adversely impact the credit if they materialize.  The Company has established six subcategories within the pass grade to stratify risk associated with pass loans.  The Company maintains a subset of pass credits designated as “watch” loans which, for any of a variety of reasons, requires close monitoring.

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

The Portfolio Management department also manages loan performance risks, collections, workouts, bankruptcies and foreclosures.  Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credit when they are identified.  Collection efforts are commenced immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

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

The following tables stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades (1)
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2011	(in thousands)
Real estate loans:
Multi-family	$211,734	$13,058	$6,812	$231,604
Commercial non-owner occupied	149,974	604	4,841	155,419
One-to-four family	59,991	1,951	2,608	64,550
Land	8,367	-	385	8,752
Business loans:
Commercial owner occupied	131,777	6,376	9,033	147,186
Commercial and industrial	85,903	1,665	4,934	92,502
SBA	4,474	-	208	4,682
Other loans	6,396	-	101	6,497
Totals	$658,616	$23,654	$28,922	$711,192

(1) Amounts are net of the mark-to-market discount on Canyon National loans of $10.5 million.

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2010	(in thousands)
Real estate loans:
Multi-family	$226,270	$13,161	$4,153	$243,584
Commercial non-owner occupied	124,513	577	5,435	130,525
One-to-four family	19,823	-	495	20,318
Business loans:
Commercial owner occupied	104,475	4,074	4,476	113,025
Commercial and industrial	53,188	360	1,139	54,687
SBA	2,956	-	1,132	4,088
Other loans	1,417	-	-	1,417
Totals	$532,642	$18,172	$16,830	$567,644

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2010	(in thousands)
Real estate loans:
Multi-family	$227,777	$26,376	$3,868	$258,021
Commercial non-owner occupied	128,484	3,167	4,402	136,053
One-to-four family	13,713	-	530	14,243
Business loans:				-
Commercial owner occupied	99,540	5,827	3,098	108,465
Commercial and industrial	33,743	-	-	33,743
SBA	2,072	384	890	3,346
Other loans	1,869	-	-	1,869
Totals	$507,198	$35,754	$12,788	$555,740

	Days Past Due (1)
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
June 30, 2011	(in thousands)
Real estate loans:
Multi-family	$-	$-	$2,705	$2,705	$3,011
Commercial investor	328	989	822	2,139	2,502
One-to-four family	116	518	325	959	332
Land	62	-	257	-	257
Business loans:				-
Commercial owner occupied	852	1,709	1,869	4,430	1,869
Commercial and industrial	1,089	20	1,078	2,187	2,063
SBA	72	-	720	792	834
Other loans	37	26	19	82	20
Totals	$2,556	$3,262	$7,795	$13,294	$10,888

(1) Amounts are net of the mark-to-market discount on Canyon National loans.

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
December 31, 2010	(in thousands)
Real estate loans:
Commercial investor	$617	$-	$-	$617	$-
One-to-four family	402	17	20	439	26
Business loans:				-
Commercial owner occupied	184	-	2,225	2,409	2,225
Commercial and industrial	-	-	-	-	54
SBA	-	-	846	846	971
Totals	$1,203	$17	$3,091	$4,311	$3,277

	Days Past Due
				Total	Non-
	30-59	60-89	90+	Past Due	Accruing
June 30, 2010	(in thousands)
Real estate loans:
One-to-four family	$69	$-	$66	$135	$85
Business loans:
Commercial owner occupied	-	-	957	957	957
Commercial and industrial	-	-	37	37	37
SBA	238	-	780	1,018	863
Totals	$307	$-	$1,840	$2,147	$1,942

Note 5 – Allowance for Loan Losses

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

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the six months ended June 30, 2011:

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$1,687	$2,356	$145	$49	$8,879
Charge-offs	(321)	-	(274)	(161)	(98)	(712)	(52)	(55)	(1,673)
Recoveries	-	-	1	-	-	-	5	5	11
Provisions for (reduction in) loan losses	47	(90)	265	161	(53)	917	(1)	54	1,300
Balance, June 30, 2011	$2,456	$1,490	$324	$-	$1,536	$2,561	$97	$53	$8,517

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$44	$-	$-	$-	$-	$-	$-	$44
General portfolio allocation	$2,456	$1,446	$324	$-	$1,536	$2,561	$97	$53	$8,473

Loans individually evaluated for impairment	$4,149	$3,427	$1,567	$2,523	$5,124	$2,143	$930	$22	$19,885
Specific reserves to total loans individually evaluated for impairment	0.00%	1.28%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.22%
Loans collectively evaluated for impairment	$227,455	$151,992	$62,983	$-	$142,062	$90,359	$3,752	$15,227	$693,830
General reserves to total loans collectively evaluated for impairment	1.08%	0.95%	0.51%	0.00%	1.08%	2.83%	2.59%	0.35%	1.22%

Total gross loans	$231,604	$155,419	$64,550	$8,752	$147,186	$92,502	$4,682	$6,497	$711,192
Total allowance to gross loans	1.06%	0.96%	0.50%	0.00%	1.04%	2.77%	2.07%	0.82%	1.20%

The following is a summary of activity in the allowance for the six months ended June 30, 2010:

Six Months Ended
June 30, 2010
(in thousands)
Balance, beginning of period	$8,905
Provision for loan losses	1,695
Charge-offs:
Real estate:
Multi-family	(334)
Commercial non-owner occupied	(405)
One-to-four family	(107)
Business loans:
Commercial and industrial	(515)
SBA	(240)
Total charge-offs	(1,601)
Recoveries :
Real estate:
One-to-four family	22
Business loans:
Commercial owner occupied	10
SBA	131
Other loans	7
Total recoveries	170
Net loan charge-offs	(1,431)
Balance at end of period	$9,169

Note 6 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.03% per annum as of June 30, 2011.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 7 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for 362,198 shares of common stock for the three months ended June 30, 2011 and stock options exercisable for 492,742 shares of common stock for the three months ended June 30, 2010 and stock options exercisable for 362,992 shares of common stock for the six months ended June 30, 2011 and stock options exercisable for 512,124 shares of common stock for the six months ended June 30, 2010 were not included in the computation of earnings per share because their exercise price exceeded the average market price during the respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$785			$337

Basic income available to common stockholders	785	10,084,626	$0.08	337	10,033,836	$0.03
Effect of warrants and dilutive stock options	-	494,302		-	1,026,158
Diluted income available to common stockholders plus assumed conversions	$785	10,578,928	$0.08	$337	11,059,994	$0.03

	Six Months Ended June 30,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$5,557			$793

Basic income (loss) available to common stockholders	$5,557	10,067,066	$0.55	$793	10,033,836	$0.08
Effect of warrants and dilutive stock options	-	650,191		-	1,006,776
Diluted income (loss) available to common stockholders plus assumed conversions	$5,557	10,717,257	$0.52	$793	11,040,612	$0.07

Note 8 – Fair Value of Financial Instruments

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

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:
	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$47,032	$47,032	$63,462	$63,462	$34,674	$34,674
Securities available for sale	141,304	141,304	155,094	155,094	163,470	163,470
Federal Reserve Bank and FHLB stock, at cost	13,492	13,492	13,334	13,334	14,277	14,277
Loans held for investment, net	699,579	779,001	555,538	603,749	543,023	545,716
Accrued interest receivable	3,984	3,984	3,755	3,755	3,680	3,680

Liabilities:
Deposit accounts	815,985	820,232	659,240	670,776	632,043	647,373
FHLB advances	-	-	40,000	40,032	38,000	38,690
Other borrowings	28,500	30,925	28,500	30,052	28,500	29,917
Subordinated debentures	10,310	5,119	10,310	5,232	10,310	7,715
Accrued interest payable	176	176	125	125	181	181

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$65,495	$6,550	$34,706	$3,471	$18,187	$1,819

Note 9 – Fair Value Disclosures

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At June 30, 2011, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	June 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$161	$-	$-	$161
Municipal bonds	23,184	-	-	23,184
Mortgage-backed securities:
Government Sponsored Enterprise	113,150	1,536	-	114,686
Private label securities	-	2,019	1,254	3,273
Total securities available for sale	$136,495	$3,555	$1,254	$141,304
Stock:
FHLB stock	$2,019	$-	$-	$2,019
Federal Reserve Bank stock	11,473	-	-	11,473
Total stock	$13,492	$-	$-	$13,492
Total securities	$149,987	$3,555	$1,254	$154,796

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
Marketable securities
(in thousands)
Beginning Balance, January 1, 2011	$1,505
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(394)
Included in other comprehensive income	(189)
Purchases, issuances, and settlements	(256)
Transfer in and/or out of Level 3	588
Ending Balance, June 30, 2011	$1,254

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	June 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$19,885	$-	$19,885
Other real estate owned	-	4,447	-	4,447
Total assets	$-	$24,332	$-	$24,332

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.

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

As a California state-chartered commercial bank which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over our bank as well as all other FDIC insured institutions. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

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

Regulatory Developments

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

RESULTS OF OPERATIONS

In the second quarter of 2011, we recorded net income of $785,000, or $0.08 per diluted share, up from net income of $337,000, or $0.03 per diluted share, for the second quarter of 2010.

The Company’s pre-tax income totaled $1.1 million for the quarter ended June 30, 2011, up from $357,000 for the quarter ended June 30, 2010.  The increase of $731,000 between quarters was substantially related to the Canyon National Acquisition from the FDIC and included:

·	A $3.5 million increase in net interest income due to a higher level of interest earning assets and a higher net interest margin;
·	A $427,000 increase in deposit fee income;
·	A $370,000 decrease in other real estate owned (“OREO”) operations, net expense; and
·	A $217,000 increase in other income.

Partially offsetting the above favorable items was:

·
A $2.4 million increase in noninterest expense, excluding OREO operations, net, primarily associated with higher expenses in compensation and benefits, legal and audit, other and premises and occupancy;

·	A $922,000 increase in loss from sales of loans; and
·	A $661,000 increase in provision for loan loss.

For the three months ended June 30, 2011, our return on average assets was 0.33% and return on average equity was 3.88%, up from a return on average assets of 0.17% and a return on average equity of 1.81% for the same comparable period of 2010.

For the first six months of 2011, the Company’s net income totaled $5.6 million or $0.52 per share on a diluted basis, up from $793,000 or $0.07 per share for the first six months of 2010.  The increase in net income was primarily related to the acquisition of Canyon National, which at the acquisition date of February 11, 2011, included interest-earning assets of $179.8 million, interest-bearing liabilities of $204.7 million and a bargain purchase pre-tax gain of $4.2 million.

For the six months ended June 30, 2011, our return on average assets was 1.19% and return on average equity was 13.94%, up from a return on average assets of 0.20% and a return on average equity of 2.14% for the same comparable period of 2010.

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

Net interest income totaled $10.3 million in the second quarter of 2011, up $3.5 million or 51.1% from the second quarter of 2010.  The increase in net interest income reflected an increase in average interest-earning assets of $171.0 million in the current quarter to total $903.7 million, and a higher net interest margin of 4.58% in the current quarter, compared with 3.74% in the second quarter of 2010.  The increase in average interest-earning assets during the current quarter was primarily due to the full quarter effect of the Canyon National Acquisition, which added $179.8 million in interest earning assets on February 11, 2011.  The increase in the current quarter net interest margin of 84 basis points resulted primarily from a decrease in the average costs on interest-bearing liabilities of 66 basis points and an increase in the yield on interest-earning assets of 22 basis points.  For the current quarter, the decrease in costs on our interest-bearing liabilities was mainly associated with a decline in our cost of deposits of 50 basis points from 1.55% to 1.05%, primarily as a result of the deposits acquired from Canyon National which changed our deposit composition to have a higher mix of lower cost transaction accounts.  In addition, our cost of borrowings declined by 75 basis points from the pay down of higher cost borrowings.  The increase in yield on our interest-earning assets was mainly due to an increase in our yield on loans of 22 basis points from 6.65% in the second quarter of 2010 to 6.87% in the second quarter of 2011, primarily as a result of acquired loan discount accretion that was disproportionately accreted in the second quarter of 2011 as we completed our analysis of our problem loan credits acquired from Canyon National.  The yield on our loans for the first six months of 2011 was 6.77%, compared with 6.62% for the first six months of 2010.

For the first six months of 2011, our net interest income totaled $19.4 million, an increase of $5.9 million or 44.0% from the same period in the prior year.  The increase in net interest income was associated with a higher net interest margin which increased by 75 basis points to 4.40% from 3.65% from the same period during the prior year, and higher interest-earning assets, which grew by $143.7 million to $884.4 million from $740.7 million from the same period during the prior year.  The increase in net interest margin resulted primarily from a lower overall acquired deposit cost added at the time of acquisition of 47 basis points.

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

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$63,393	$32	0.20%	$57,575	$33	0.23%
Federal funds sold	10,406	2	0.08%	29	-	0.00%
Investment securities	145,503	1,025	2.82%	143,325	1,115	3.11%
Loans receivable, net (1)	684,346	11,750	6.87%	531,753	8,842	6.65%
Total interest-earning assets	903,648	12,809	5.67%	732,682	9,990	5.45%
Noninterest-earning assets	49,164			42,969
Total assets	$952,812			$775,651
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$405,096	$369	0.37%	$227,042	$476	0.84%
Retail certificates of deposit	410,022	1,777	1.74%	389,488	1,903	1.96%
Wholesale/brokered certificates of deposit	11,792	15	0.51%	2,559	7	1.10%
Total interest-bearing deposits	826,910	2,161	1.05%	619,089	2,386	1.55%
FHLB advances and other borrowings	28,676	235	3.29%	66,852	685	4.11%
Subordinated debentures	10,310	77	3.00%	10,310	77	3.00%
Total borrowings	38,986	312	3.21%	77,162	762	3.96%
Total interest-bearing liabilities	865,896	2,473	1.15%	696,251	3,148	1.81%
Non-interest-bearing liabilities	5,948			4,856
Total liabilities	871,844			701,107
Stockholders' equity	80,968			74,544
Total liabilities and equity	$952,812			$775,651
Net interest income		$10,336			$6,842
Net interest rate spread (2)			4.52%			3.64%
Net interest margin (3)			4.58%			3.74%
Ratio of interest-earning assets to interest-bearing liabilities			104.36%			105.23%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	(dollars in thousands)
	Average		Average	Average		Average
Assets	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Cash and cash equivalents	$59,779	$61	0.21%	$58,663	$66	0.23%
Federal funds sold	8,165	3	0.07%	29	-	0.00%
Investment securities	158,125	2,196	2.78%	138,643	2,111	3.05%
Loans receivable, net (1)	658,365	22,283	6.77%	543,365	17,997	6.62%
Total interest-earning assets	884,434	24,543	5.55%	740,700	20,174	5.45%
Noninterest-earning assets	46,658			43,153
Total assets	$931,092			$783,853
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$372,804	$814	0.44%	$217,341	$889	0.82%
Retail certificates of deposit	410,602	3,590	1.76%	397,265	4,053	2.06%
Wholesale/brokered certificates of deposit	9,841	25	0.51%	3,451	25	1.46%
Total interest-bearing deposits	793,247	4,429	1.13%	618,057	4,967	1.62%
FHLB advances and other borrowings	41,793	523	2.52%	74,450	1,553	4.21%
Subordinated debentures	10,310	153	2.99%	10,310	152	2.97%
Total borrowings	52,103	676	2.62%	84,760	1,705	4.06%
Total interest-bearing liabilities	845,350	5,105	1.22%	702,817	6,672	1.91%
Non-interest-bearing liabilities	6,034			6,771
Total liabilities	851,384			709,588
Stockholder equity	79,708			74,265
Total liabilities and equity	$931,092			$783,853
Net interest income		$19,438			$13,502
Net interest rate spread (2)			4.33%			3.54%
Net interest margin (3)			4.40%			3.65%
Ratio of interest-earning assets to interest-bearing liabilities			104.62%			105.39%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Compared to			Compared to
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(4)	$3	$(1)	$(6)	$1	$(5)
Federal funds sold	2	-	2	3	-	3
Investment securities	(107)	17	(90)	(197)	282	85
Loans receivable, net	300	2,608	2,908	415	3,871	4,286
Total interest-earning assets	$191	$2,628	$2,819	$215	$4,154	$4,369

Interest-bearing liabilities
Transaction accounts	$(356)	$249	$(107)	$(531)	$456	$(75)
Retail certificates of deposit	(223)	97	(126)	(599)	136	(463)
Wholesale/brokered certificates of deposit	(6)	14	8	(24)	24	-
FHLB advances and other borrowings	(117)	(333)	(450)	(492)	(538)	(1,030)
Subordinated debentures	-	-	-	1	-	1
Total interest-bearing liabilities	$(702)	$27	$(675)	$(1,645)	$78	$(1,567)
Change in net interest income	$893	$2,601	$3,494	$1,860	$4,076	$5,936

Provision for Loan Losses

The Company recorded a $1.3 million provision for loan losses during the second quarter of 2011, compared with $639,000 recorded in the second quarter of 2010.  Strong credit quality metrics and recent charge-off history within our organic loan portfolio was a significant determinate in estimating the adequacy of our ALLL and our resultant provision at the end of the second quarter of 2011.  Net loan charge-offs amounted to $1.7 million in the current quarter, up $1.0 million from $639,000 experienced during the second quarter of 2010.  The loan charge offs we experienced in the second quarter of 2011 were primarily related to the loans acquired from Canyon National. Of the current quarter total charge-offs, purchased credit impaired loans of $629,000 and other purchased loans of $616,000 related to the Canyon National Acquisition.

The charge-offs related to purchase credit impaired loans was due to the decrease of estimated cash flows of certain acquired loans from original cash flow estimations.  At the closing of the Canyon National Acquisition, purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchase credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.

For the first six months of 2011, the provision for loan losses totaled $1.4 million and net loan charge-offs were $1.8 million.  This compares with a provision for loan losses of $1.7 million and net charge-offs of $1.4 million for the first six months of 2010.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

Our noninterest income (loss) amounted to a $1.1 million loss in the second quarter of 2011, representing an increase in loss of $55,000 from the same period in the prior year.  The increase was primarily driven by larger losses on the sale of loans in the current quarter of $922,000, as we sold a book value of $10.2 million of primarily sub-performing loans acquired from Canyon National, compared to the sale of $8.5 million in the year-ago quarter.  This loss was partially offset by higher deposit fee income of $427,000, primarily associated with a full quarter of the acquired Canyon National deposits, an increase in other income of $217,000 and a decrease in OTTI of $176,000.

For the first six months of 2011, our noninterest income totaled $4.1 million, compared with a loss of $1.8 million for the same period a year ago.  The favorable change was reflected in all our noninterest income categories, but primarily related to the Canyon National Acquisition for which we recorded a bargain purchase gain of $4.2 million.  In addition, we experienced an increase in deposit fee income of $687,000 and other income of $296,000, along with a decrease in the amount of OTTI loss of $288,000.

Noninterest Expense

Noninterest expense totaled $6.9 million in the second quarter of 2011, up $2.0 million or 42.6% from the same period in the prior year.  Most of our noninterest expense categories increased primarily as a result of the Canyon National Acquisition, which included increases in compensation and benefits costs of $1.4 million; legal and audit fees of $237,000; other expenses of $237,000; premises and occupancy expenses of $233,000, which included depreciation expense for the purchase of one Canyon National branch location from the FDIC of $1.8 million; marketing expense of $120,000; and data processing and communication costs of $118,000, partially offset by lower OREO operations, net of $370,000.  Although we expect to incur higher expenses in conjunction with the Canyon National Acquisition, we have achieved some efficiencies which are evidenced by our efficiency ratio of 58.3% for the second quarter of 2011, compared with 59.8% for the second quarter of 2010.

For the first six months of 2011, noninterest expense totaled $13.2 million, up $4.1 million or 44.7% from the first six months of 2010.  The increase was almost entirely related to the Canyon National Acquisition, which included one-time costs of approximately $629,000. Most of our noninterest expense categories were higher which included increases in compensation and benefits costs of $2.6 million, primarily from an increase in employee count and termination costs; other expense of $540,000; legal and audit fees of $504,000; premises and occupancy expenses of $407,000; data processing and communication costs of $235,000; and marketing expense of $200,000, partially offset by lower OREO operations, net of $402,000.

Income Taxes

For the three months ended June 30, 2011, we had a tax provision of $303,000, compared to $20,000 for the same period in 2010.  The change in income taxes was primarily due to a favorable change in net income before taxes of $731,000.  For the six months ended June 30, 2011, we had a tax provision of $3.4 million, compared to $120,000 for the same period in 2010.  The change in income taxes was primarily due to a favorable change in net income before taxes of $8.1 million.  At June 30, 2011, we had no valuation allowance against our deferred tax asset of $9.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At June 30, 2011, assets totaled $948.1 million, up $150.9 million or 18.9% from June 30, 2010 and up $121.3 million or 14.7% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.  During the second quarter of 2011, assets decreased $8.4 million, primarily due to the reduction in cash of $9.8 million, OREO of $6.1 million and other assets of $2.6 million.  Partially offsetting these decreases was an increase in loans held for investment of $8.5 million.

Loans

At June 30, 2011, net loans held for investment totaled $699.6 million, up $156.6 million or 28.8% from June 30, 2010 and $144.0 million or 25.9% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2011			December 31, 2010			June 30, 2010
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$231,604	32.6%	6.15%	$243,584	42.9%	6.21%	$258,021	46.4%	6.17%
Commercial non-owner occupied	155,419	21.9%	6.64%	130,525	23.0%	6.66%	136,053	24.5%	6.82%
One-to-four family (1)	64,550	9.1%	5.22%	20,318	3.6%	5.44%	14,243	2.6%	6.69%
Construction	-	0.0%	0.00%	-	0.0%	0.00%	-	0.0%	0.00%
Land	8,752	1.2%	5.64%	-	0.0%	0.00%	-	0.0%	0.00%
Business loans:
Commercial owner occupied (2)	147,186	20.7%	6.51%	113,025	20.0%	6.55%	108,465	19.5%	6.56%
Commercial and industrial	92,502	12.9%	6.14%	54,687	9.6%	6.32%	33,743	6.1%	6.56%
SBA	4,682	0.7%	5.99%	4,088	0.7%	5.92%	3,346	0.6%	5.87%
Other loans	6,497	0.9%	5.84%	1,417	0.2%	4.54%	1,869	0.3%	1.87%
Total gross loans	711,192	100.0%	6.23%	567,644	100.0%	6.35%	555,740	100.0%	6.43%
Less loans held for sale	-			-			-
Total gross loans held for investment	711,192			567,644			555,740
Less (plus):
Deferred loan origination costs (fees) and premiums (discounts)	(3,096)			(3,227)			(3,548)
Allowance for loan losses	(8,517)			(8,879)			(9,169)
Loans held for investment, net	$699,579			$555,538			$543,023

(1) Includes second trust deeds.
(2) Majority secured by real estate.

Gross loans held for investment, which are net of the Canyon National loan discount, totaled $711.2 million at June 30, 2011, compared to $555.7 million at June 30, 2010 and $567.6 million at December 31, 2010.  The increase of $155.5 million from the same period in the prior year and $143.6 million since year end 2010 is predominately related to the Canyon National Acquisition whereby we acquired loans of $149.7 million.  During the second quarter of 2011, gross loans increased $8.1 million and included loan originations of $18.2 million, purchases of $19.1 million, a net change in undisbursed loan funds of $4.2 million, a decrease in the Canyon National loan discount of $4.1 million, partially offset by principal repayments of $22.0 million and loan sales of $11.7 million.  From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth. Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell CRE loans to reduce its concentration in the loan portfolio.  In accordance with that strategy, during the second quarter of 2011, $2.9 million of performing, primarily CRE, loans were sold.  Additionally during the quarter, as part of our loss mitigation strategy to minimize losses in our loan portfolio, we sold $7.3 million of sub-performing, primarily Canyon National acquired loans.  The total of these loans were sold at a net loss of $2.5 million for the current quarter.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Beginning balance gross loans	$567,644	$576,268
Loans originated:
Real estate loans:
Multi-family	2,018	-
Business loans:
Commercial owner occupied (1)	1,363	-
Commecial and industrial	26,070	11,065
SBA	3,604	600
Other loans	3,907	4,671
Total loans originated	36,962	16,336
Loans purchased:
Multi-family	3,075	-
Commercial non-owner occupied	28,732	-
Commercial owner occupied	45,557	18,251
Commecial and industrial	28,536	363
One-to-four family	28,987	2,398
Construction	5,592	-
Land	9,414	-
Other loans	21,578	-
Total loans purchased	171,471	21,012
Total loan production	208,433	37,348
Principal repayments	(30,049)	(34,274)
Change in Canyon National mark-to-market discount	4,062	-
Change in undisbursed loan funds	(11,096)	4,326
Sales of loans	(23,852)	(22,797)
Charge-offs	(1,843)	(1,601)
Transfer to other real estate owned	(2,107)	(3,530)
Net increase (decrease) in gross loans	143,548	(20,528)
Ending balance gross loans	$711,192	$555,740

(1) Majority secured by real estate.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our real estate portfolio and our commercial owner occupied loans, which are predominantly secured by real estate, at the date indicated:

	June 30, 2011
			Weighted	Weighted
	Number		Average	Average Months
	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	537	$318,168	6.11%	2.34
Over 1 Year to 3 Years	140	128,895	6.61%	19.45
Over 3 Years to 5 Years	27	31,873	6.55%	47.46
Over 5 Years to 7 Years	18	15,541	6.39%	78.01
Over 7 Years to 10 Years	19	20,523	4.86%	218.80
Total adjustable	741	515,000	6.22%	20.33
Fixed	258	92,511	6.46%
Total	999	$607,511	6.25%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2011, loans delinquent 30 or more days as a percentage of total gross loans was 1.91%, up from 0.76% at December 31, 2010 and up from 0.39% at June 30, 2010.  The increase in the ratio at the end of the current quarter compared to the prior periods was primarily a result of the acquisition of delinquent loans from Canyon National.  As we executed our loss mitigation strategies during the second quarter of 2011, delinquent loans declined $13.0 million to $13.6 million, primarily from loans moving to current status of $6.4 million and sales of $4.5 million.  At June 30, 2011, we had $6.9 million in delinquent loans acquired from Canyon National, of which $3.0 million were 30-59 days delinquent, $2.3 million were 60-89 days delinquent and $1.6 million were 90 days or more delinquent.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2011
Real estate loans:
Multi-family	-	$-	-	$-	3	$2,705	3	$2,705
Commercial non-owner occupied	1	328	2	989	3	822	6	2,139
One-to-four family	2	116	4	518	5	325	11	959
Land	1	62	-	-	6	257	7	319
Business loans:
Commercial owner occupied	2	852	1	1,709	4	1,869	7	4,430
Commercial and industrial	6	1,089	1	20	4	1,078	11	2,187
SBA	1	72	-	-	7	720	8	792
Other	2	37	2	26	2	19	6	82
Total	15	$2,556	10	$3,262	34	$7,795	59	$13,613
Delinquent loans to total gross loans		0.36%		0.46%		1.10%		1.91%

At December 31, 2010
Real estate loans:
Commercial non-owner occupied	2	$617	-	$-	-	$-	2	$617
One-to-four family	3	402	1	17	1	20	5	439
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225	4	2,409
SBA	-	-	-	-	7	846	7	846
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At June 30, 2010
Real estate loans:
One-to-four family	2	$69	-	$-	3	$66	5	135
Business loans:
Commercial owner occupied	-	-	-	-	2	957	2	957
Commercial and industrial	-	-	-	-	1	37	1	37
SBA	1	238	-	-	6	780	7	1,018
Total	3	$307	-	$-	12	$1,840	15	$2,147
Delinquent loans to total gross loans		0.06%		0.00%		0.33%		0.39%

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

At June 30, 2011, the Company’s ALLL was $8.5 million, a decrease of $652,000 from the same period in the prior year and a decrease of $362,000 from year-end 2010.  During the second quarter of 2011, our ALLL decreased $362,000 primarily due to the net loan charge-offs of $1.7 million being larger than the recorded provision for loan losses of $1.3 million.  Strong credit quality metrics and recent charge-off history within our organic loan portfolio was a significant determinate in estimating the adequacy of our allowance for loan losses and our resultant provision for the first quarter of 2011.  At June 30, 2011, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2011			December 31, 2010			June 30, 2010
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,456	1.06%	32.6%	$2,730	1.12%	42.9%	$3,350	1.30%	46.4%
Commercial non-owner occupied	1,490	0.96%	21.9%	1,580	1.21%	23.0%	1,933	1.42%	24.5%
One-to-four family	324	0.50%	9.1%	332	1.63%	3.6%	222	1.56%	2.6%
Land	-	0.00%	1.2%	-	--	0.0%	-	0.00%	0.0%
Business loans:
Commercial owner occupied	1,536	1.04%	20.7%	1,687	1.49%	20.0%	1,170	1.08%	19.5%
Commercial and industrial	2,561	2.77%	12.9%	2,356	4.31%	9.6%	2,303	6.83%	6.1%
SBA	97	2.07%	0.7%	145	3.55%	0.7%	179	5.34%	0.6%
Other Loans	53	0.82%	0.9%	49	3.46%	0.2%	12	0.65%	0.3%
Total	$8,517	1.20%	100.0%	$8,879	1.56%	100.0%	$9,169	1.65%	100.0%

The ALLL as a percent of nonaccrual loans was 78.2% at June 30, 2011, down from 472.1% at June 30, 2010 and 270.9% at December 31, 2010.  The decrease in ALLL as a percent of nonaccrual loans at June 30, 2011 compared to the same period in the prior year and year-end 2010 was primarily due to the addition of nonaccrual loans acquired from Canyon National in the first quarter of 2011.  At June 30, 2011, the ratio of ALLL to total gross loans was 1.2%, down from 1.7% at June 30, 2010 and 1.6% at December 31, 2010.  The decrease in these ratios compared to the same period in the prior year and year-end 2010 were primarily due to the loans acquired from Canyon National.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance, beginning of period	$8,879	$9,169	$8,879	$8,905
Provision for loan losses	1,300	639	1,406	1,695
Charge-offs:
Real estate:
Multi-family	(321)	-	(349)	(334)
Commercial non-owner occupied	-	(405)	-	(405)
One-to-four family	(274)	(97)	(416)	(107)
Land	(161)	-	(161)	-
Business loans:
Commercial owner occupied	(98)	-	(98)	-
Commercial and industrial	(712)	-	(712)	(515)
SBA	(52)	(240)	(52)	(240)
Other loans	(55)	-	(55)	-
Total charge-offs	(1,673)	(742)	(1,843)	(1,601)
Recoveries :
Real estate:
One-to-four family	1	2	55	22
Business loans:
Commercial owner occupied	-	10	-	10
SBA	5	88	11	131
Other loans	5	3	9	7
Total recoveries	11	103	75	170
Net loan charge-offs	(1,662)	(639)	(1,768)	(1,431)
Balance at end of period	$8,517	$9,169	$8,517	$9,169

Ratios:
Net charge-offs to average total loans, net	0.97%	0.48%	0.54%	0.53%
Allowance for loan losses to gross loans at end of period	1.20%	1.65%	1.20%	1.65%

Investment Securities

Investment securities available for sale totaled $141.3 million at June 30, 2011, down $22.2 million or 13.6% from June 30, 2010 and $13.8 million or 8.9% from December 31, 2010.  During the second quarter of 2011, investment securities remained essentially unchanged and included sales of $22.6 million and principal payments of $3.4 million, partially offset by purchases of $24.7 million.  At June 30, 2011, the investment securities available for sale consisted of $114.7 million of GSE mortgage-backed securities, $23.2 million of municipal bonds, $3.3 million of private label mortgage-backed securities and $161,000 in U.S. Treasury securities.  At June 30, 2011, 59 of our 72 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value of $3.5 million and a market value of $2.8 million.  Interest received from these securities is applied against their respective principal balances.  All of our private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$14	$-	$161
Municipal bonds	23,069	297	(182)	23,184
Mortgage-backed securities	117,789	1,411	(1,241)	117,959
Total securities available for sale	141,005	1,722	(1,423)	141,304
Stock:
FHLB stock	11,473	-	-	11,473
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,492	-	-	13,492
Total securities	$154,497	$1,722	$(1,423)	$154,796

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$11	$-	$159
Municipal bonds	20,555	7	(803)	19,759
Mortgage-backed securities	135,944	1,292	(2,060)	135,176
Total securities available for sale	156,647	1,310	(2,863)	155,094
Stock:
FHLB stock	11,315	-	-	11,315
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,334	-	-	13,334
Total securities	$169,981	$1,310	$(2,863)	$168,428

	June 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Municipal bonds	21,861	189	(15)	22,035
Mortgage-backed securities	142,384	1,114	(2,223)	141,275
Total securities available for sale	164,392	1,316	(2,238)	163,470
Stock:
FHLB stock	12,258	-	-	12,258
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	14,277	-	-	14,277
Total securities	$178,669	$1,316	$(2,238)	$177,747

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2011
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$78	3.53%	$83	4.15%	$-	0.00%	$161	3.84%
Municipal bonds	-	0.00%	-	0.00%	1,229	3.89%	21,955	3.90%	23,184	3.90%
Mortgage-backed securities:
Government Sponsored Enterprise	-	0.00%	198	2.41%	88	4.63%	114,400	2.87%	114,686	2.87%
Private label securities	-	0.00%	-	0.00%	-	0.00%	3,273	6.38%	3,273	6.38%
Total investment securities available for sale	-	0.00%	276	2.73%	1,400	3.96%	139,628	3.11%	141,304	3.14%
Stock:
FHLB	2,019	0.00%	-	0.00%	-	0.00%	-	0.00%	2,019	0.00%
Federal Reserve Bank	11,473	6.00%	-	0.00%	-	0.00%	-	0.00%	11,473	6.00%
Total stock	13,492	5.10%	-	0.00%	-	0.00%	-	0.00%	13,492	5.10%
Total securities	$13,492	5.10%	$276	2.73%	$1,400	3.96%	$139,628	3.11%	$154,796	3.31%

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

During the quarter ended June 30, 2011, we took a net $154,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired, compared to $330,000 of OTTI charges during the same period last year.  These impaired private label mortgage-backed securities are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	June 30, 2011				June 30, 2010
Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Loss in AOCL
(dollars in thousands)
C	1	$149	$(13)	$38	4	$240	$(80)	$(4)
CC	2	13	(43)	(103)	3	127	(104)	(136)
CCC	3	140	(66)	(92)	3	87	(125)	(118)
D	3	162	(32)	(2)	2	204	(21)	(60)
	9	$464	$(154)	$(159)	12	$658	$(330)	$(318)

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
Rating	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI credit loss	Non Credit Loss in AOCL
(dollars in thousands)
BB	1	$7	$(7)	$3	-	$-	$-	$-
C	2	152	(37)	40	5	257	(195)	(15)
CC	3	504	(82)	(124)	5	365	(217)	(350)
CCC	5	158	(91)	(86)	3	87	(125)	(118)
C	9	168	(151)	(32)	4	204	(119)	(60)
	20	$989	$(368)	$(199)	17	$913	$(656)	$(543)

The largest OTTI credit loss for any single debt security was $34,000 for the three months ended June 30, 2011 and $57,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At June 30, 2011, nonperforming assets totaled $15.3 million or 1.62% of total assets, up from $3.8 million or 0.48% at June 30, 2010 and $3.3 million or 0.40% at December 31, 2010.  During the second quarter of 2011, nonperforming loans decreased $9.8 million to total $10.9 million and OREO decreased $6.1 million to total $4.4 million.  Of the decrease in nonperforming loans, $6.5 million related to purchased credit impaired loans that were put on nonaccrual status when they were acquired from Canyon National, but were then subsequently placed on accrual status after we completed our analysis of these credits during the second quarter of 2011. The remainder of the decline in nonperforming loans as well as in OREO was primarily due to sales that were over and above any additions to these categories.  Of the balances at June 30, 2011, 37% of nonperforming loans and all of OREO were associated with assets acquired from Canyon National.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$3,011	$-	$-
Commercial non-owner occupied	2,502	-	-
One-to-four family	332	27	85
Land	257	-	-
Business loans:
Commercial owner occupied	1,869	2,225	957
Commercial and industrial	2,063	54	37
SBA (1)	834	971	863
Other loans	20	-	-
Total nonaccrual loans	10,888	3,277	1,942
Other real estate owned:
Commercial non-owner occupied	1,410	-	-
One-to-four family	1,765	34	-
Construction	263	-	-
Land	716	-	1,860
Commercial owner occupied	293	-	-
Total other real estate owned	4,447	34	1,860
Total nonperforming assets, net	$15,335	$3,311	$3,802

Allowance for loan losses	$8,517	$8,879	$9,169
Allowance for loan losses as a percent of total nonperforming loans, gross	78.22%	270.95%	472.14%
Nonperforming loans as a percent of gross loans receivable	1.53%	0.58%	0.35%
Nonperforming assets as a percent of total assets	1.62%	0.40%	0.48%

(1)	The SBA totals include the guaranteed amount, which was $216,000 as of June 30, 2011, $245,000 as of December 31, 2010, and $377,000 as of June 30, 2010.

Liabilities and Stockholders’ Equity

Total liabilities were $866.3 million at June 30, 2011, compared to $721.7 million at June 30, 2010 and $748.2 million at December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.  During the second quarter of 2011, liabilities decreased $10.5 million, primarily due to a decrease in deposits of $16.8 million, partially offset by an increase in accrued expenses and other liabilities primarily associated with securities purchased, but not yet settled.

Deposits.  Deposits totaled $816.0 million at June 30, 2011, up $183.9 million or 29.1% from June 30, 2010 and $156.7 million or 23.8% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.  During the second quarter of 2011, deposits decreased $16.8 million primarily due to decreases in certificates of deposit of $16.9 million and interest bearing transaction accounts of $4.1 million, partially offset by an increase in noninterest bearing checking of $4.3 million.  Total average cost of deposits measured at period end decreased from 1.07% at March 31, 2011 to 1.02% at June 30, 2011, primarily due to the decline in certificates of deposit during the current quarter.  At June 30, 2011, our gross loan to deposit ratio was 86.8%, down from 87.4% at June 30, 2010, but up from 85.6% at December 31, 2010.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2011			December 31, 2010			June 30, 2010
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$122,539	15.0%	0.00%	$47,229	7.2%	0.00%	$38,973	6.2%	0.00%
Interest bearing checking	58,090	7.1%	0.24%	21,137	3.2%	0.14%	19,174	3.0%	0.34%
Money market	119,286	14.6%	0.57%	113,333	17.2%	0.97%	105,380	16.7%	0.95%
Regular passbook	106,189	13.0%	0.49%	68,559	10.3%	0.96%	74,352	11.7%	1.11%
Total transaction accounts	406,104	49.8%	0.34%	250,258	38.0%	0.72%	237,879	37.6%	0.77%
Certificates of deposit accounts:
Less than 1.00%	69,348	8.5%	0.55%	46,528	7.1%	0.46%	55,037	8.7%	0.42%
1.00 - 1.99	195,183	23.9%	1.56%	172,974	26.2%	1.61%	112,364	17.8%	1.75%
2.00 - 2.99	138,183	16.9%	2.30%	186,173	28.2%	2.31%	222,930	35.3%	2.32%
3.00 - 3.99	1,745	0.2%	3.50%	984	0.1%	3.24%	1,022	0.2%	3.28%
4.00 - 4.99	2,024	0.2%	4.45%	1,097	0.2%	4.41%	1,600	0.3%	4.44%
5.00 and greater	3,398	0.4%	5.22%	1,226	0.2%	5.30%	1,211	0.2%	5.30%
Total certificates of deposit accounts	409,881	50.2%	1.69%	408,982	62.0%	1.82%	394,164	62.4%	1.91%
Total deposits	$815,985	100.0%	1.02%	$659,240	100.0%	1.40%	$632,043	100.0%	1.49%

    Borrowings.  At June 30, 2011, total borrowings amounted to $38.8 million, down $38.0 million or 49.5% from June 30, 2010 and $40.0 million or 50.8% from December 31, 2010.  The reduction in borrowings from the same period in the prior year and since year-end 2010 was a result of the liquidity we received from the Canyon National Acquisition that allowed us to pay off $40.0 million in fixed rate FHLB term advances.  Total borrowings during the second quarter remained unchanged and represented 4.1% of total assets and had a weighted average cost of 3.03% at June 30, 2011, compared with 9.6% of total assets at a weighted average cost of 3.97% at June 30, 2010 and 9.5% of total assets and at a weighted average cost of 1.81% at December 31, 2010.  At June 30, 2011, total borrowings were comprised of the following:

·	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $37.3 million of GSE mortgage backed securities; and

·	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.03%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2011		December 31, 2010		June 30, 2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$-	0.00%	$40,000	0.61%	$38,000	4.92%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	3.04%
Subordinated debentures	10,310	3.03%	10,310	3.04%	10,310	3.05%
Total borrowings	$38,810	3.03%	$78,810	1.81%	$76,810	3.97%

Weighted average cost of borrowings during the quarter	3.21%		4.40%		3.96%
Borrowings as a percent of total assets	4.1%		9.5%		9.6%

Stockholders’ Equity.  Total stockholders’ equity was $81.8 million as of June 30, 2011, up from $75.5 million at June 30, 2010 and $78.6 million at December 31, 2010.  The current year increase of $3.2 million was due to net income of $5.6 million and an improvement in accumulated other comprehensive income (loss) of $1.1 million, partially offset by a decrease in additional paid in capital of $3.5 million.  The reduction in paid in capital primarily occurred during the first quarter when we repurchase and retired two outstanding warrants that were exercisable for an aggregate of 600,000 shares of the Company’s common stock.  The result of this transaction reduced the total amount of fully diluted shares outstanding by approximately 5.4%, and was accretive to the Company’s fully diluted book value per share.  Our basic book value per share increased to $8.11 at June 30, 2011 from $7.83 at December 31, 2010, while our diluted book value per share increased to $7.84 at June 30, 2011 from $7.18 at December 31, 2010.  At June 30, 2011, the Company’s tangible common equity to total assets ratio was 8.42%.

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

Our primary sources of funds generated during the first six months of 2011 were from:

·	Proceeds of $52.1 million from the sale and principal payments on securities available for sale;

·	Proceeds of $49.4 million from the sale and principal payments on loans held for investment;

·	Proceeds of $26.4 million received from the FDIC for the acquisition of certain assets and assumption of certain liabilities of Canyon National;
·	Proceeds from the sale of other real estate owned of $19.4 million; and
·	A net change in undisbursed loan funds of $11.1 million.

We used these funds to:

·	Purchase and originate loans held for investment of $58.9 million;
·	Absorb deposit outflows of $47.6 million
·	Reduce FHLB advances by $40.0 million; and
·	Purchase securities available for sale of $19.6 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At June 30, 2011, cash and cash equivalents totaled $47.0 million and the market value of our investment securities available for sale totaled $141.3 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2011, the maximum amount we could borrow through the FHLB was $428.3 million, of which $247.9 million was available for borrowing based on collateral pledged of $469.3 million in real estate loans and $11.5 million of FHLB Stock.  At June 30, 2011, we had unsecured lines of credit aggregating $48.8 million, which consisted of $44.0 million with other financial institutions from which to draw funds and $4.8 million with the Federal Reserve Bank. At June 30, 2011, no funds were drawn against these lines.  For the quarter ended June 30, 2011, our average liquidity ratio was 19.32%, down from a ratio of 20.23% for the same period in 2010.

To the extent that 2011 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At June 30, 2011, we had no brokered time deposits.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity.  The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation.  Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations.

The boards of directors of the Corporation and the Bank have adopted certain resolutions which require, among other things, that the Corporation provide prior written notice to the Federal Reserve Bank before (i) receiving any dividends or other distributions from the Bank, (ii) declaring any dividends or making any payments on trust preferred securities or subordinated debt, (iii) making any capital distributions, (iv) incurring, increasing, refinancing or guaranteeing any debt; (v) issuing any trust preferred securities or (iv) repurchasing, redeeming or acquiring any of our stock.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2011
	Less Than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	355,493	39,941	13,653	794	409,881
Operating leases	791	1,479	1,242	3,346	6,858
Total contractual cash obligations	$356,284	$41,420	$14,895	$42,950	$455,549

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of June 30, 2011, we had commitments to extend credit on existing lines and letters of credit of $65.5 million, compared to $18.2 million at June 30, 2010 and $34.7 million at December 31, 2010.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2011
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$3	$5,502	$5,505
Commercial lines of credit	28,356	1,067	84	27,709	57,216
Other lines of credit	652	309	-	10	971
Standby letters of credit	903	900	-	-	1,803
Total commitments	$29,911	$2,276	$87	$33,221	$65,495

Regulatory Capital Compliance

The Corporation owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; and a leverage ratio of 5.0% or higher.  At June 30, 2011, the Bank exceeded the “well capitalized” standards.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2011
Bank:
Regulatory capital	$83,266	8.80%	$83,266	11.47%	$91,782	12.64%
Adequately capitalized requirement	37,836	4.00%	29,049	4.00%	58,098	8.00%
Well capitalized requirement	47,296	5.00%	43,573	6.00%	72,622	10.00%
Consolidated regulatory capital	84,102	8.90%	84,102	11.69%	92,619	12.88%

December 31, 2010
Bank:
Regulatory capital	$82,784	10.29%	$82,784	14.03%	$90,180	15.28%
Adequately capitalized requirement	32,183	4.00%	23,608	4.00%	47,216	8.00%
Well capitalized requirement	40,229	5.00%	35,415	6.00%	59,020	10.00%
Consolidated regulatory capital	83,711	10.41%	83,711	14.07%	91,167	15.32%

June 30, 2010
Bank:
Regulatory capital	$79,375	10.30%	$79,375	13.88%	$86,551	15.13%
Adequately capitalized requirement	30,827	4.00%	22,881	4.00%	45,763	8.00%
Well capitalized requirement	38,533	5.00%	34,322	6.00%	57,204	10.00%
Consolidated regulatory capital	80,484	10.44%	80,484	13.95%	87,720	15.20%

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 15, 2011	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 15, 2011	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.