Form 10-Q
period 2011-09-30
PACIFIC PREMIER BANCORP INC
filed 2011-11-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant's common stock as of November 10, 2011 was 10,012,626.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At September 30, 2011 (unaudited), December 31, 2010 (audited) and September 30, 2010 (unaudited)

Consolidated Statements of Operations: For the three and nine months ended September 30, 2011 and 2010 (unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income: For the nine months ended September 30, 2011 and 2010 (unaudited)

Consolidated Statements of Cash Flows: For the nine months ended September 30, 2011 and 2010 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Reserved

Item 5 - Other Information

Item 6 - Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	September 30,	December 31,	September 30,
ASSETS	2011	2010	2010
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$37,780	$63,433	$51,267
Federal funds sold	28	29	29
Cash and cash equivalents	37,808	63,462	51,296
Investment securities available for sale	107,761	155,094	172,181
FHLB stock/Federal Reserve Bank stock, at cost	12,982	13,334	13,805
Loans held for investment	734,474	564,417	552,454
Allowance for loan losses	(8,522)	(8,879)	(9,170)
Loans held for investment, net	725,952	555,538	543,284
Accrued interest receivable	3,732	3,755	3,556
Other real estate owned	2,846	34	1,700
Premises and equipment	9,977	8,223	8,358
Deferred income taxes	9,047	11,103	10,346
Bank owned life insurance	12,827	12,454	12,323
Intangible assets	2,126	-	-
Other assets	3,444	3,819	4,471
TOTAL ASSETS	$928,502	$826,816	$821,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$109,194	$47,229	$51,798
Interest bearing:
Transaction accounts	285,829	203,029	198,788
Retail certificates of deposit	398,101	407,108	404,232
Wholesale/brokered certificates of deposit	4,254	1,874	1,973
Total deposits	797,378	659,240	656,791
FHLB advances and other borrowings	28,500	68,500	66,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	7,694	10,164	9,175
TOTAL LIABILITIES	843,882	748,214	742,776
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,084,626 shares at September 30, 2011, 10,033,836 shares at December 31, 2010 and September 30, 2010 issued and outstanding	101	100	100
Additional paid-in capital	76,517	79,942	79,933
Retained earnings (accumulated deficit)	7,491	(526)	(2,126)
Accumulated other comprehensive income (loss), net of tax (benefit) of $357 at September 30, 2011, ($639) at December 31, 2010, and $446 at September 30, 2010	511	(914)	637
TOTAL STOCKHOLDERS’ EQUITY	84,620	78,602	78,544
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$928,502	$826,816	$821,320

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
INTEREST INCOME
Loans	$11,695	$9,196	$33,978	$27,193
Investment securities and other interest-earning assets	850	1,284	3,110	3,461
Total interest income	12,545	10,480	37,088	30,654
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	364	416	1,178	1,305
Interest on certificates of deposit	1,636	1,886	5,251	5,964
Total interest-bearing deposits	2,000	2,302	6,429	7,269
FHLB advances and other borrowings	237	693	760	2,246
Subordinated debentures	77	83	230	235
Total interest expense	2,314	3,078	7,419	9,750
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	10,231	7,402	29,669	20,904
PROVISION FOR LOAN LOSSES	1,322	397	2,728	2,092
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,909	7,005	26,941	18,812
NONINTEREST INCOME (LOSS)
Loan servicing fees	324	122	701	334
Deposit fees	558	207	1,641	603
Net gain (loss) from sales of loans	16	(37)	(2,445)	(2,677)
Net gain from sales of investment securities	845	388	1,325	762
Other-than-temporary impairment loss on investment securities, net	(170)	(252)	(538)	(908)
Gain on FDIC transaction	-	-	4,189	-
Other income	537	246	1,383	796
Total noninterest income (loss)	2,110	674	6,256	(1,090)
NONINTEREST EXPENSE
Compensation and benefits	3,363	2,070	10,033	6,135
Premises and occupancy	903	671	2,581	1,942
Data processing and communications	387	181	1,035	594
Other real estate owned operations, net	557	195	987	1,027
FDIC insurance premiums	86	383	653	1,065
Legal and audit	385	426	1,278	815
Marketing expense	379	213	936	570
Office and postage expense	244	158	605	409
Other expense	770	512	2,180	1,382
Total noninterest expense	7,074	4,809	20,288	13,939
NET INCOME BEFORE INCOME TAXES	3,945	2,870	12,909	3,783
INCOME TAX	1,485	1,025	4,892	1,145
NET INCOME	$2,460	$1,845	$8,017	$2,638

EARNINGS PER SHARE
Basic	$0.25	$0.18	$0.80	$0.26
Diluted	$0.23	$0.17	$0.75	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,084,626	10,033,836	10,072,984	10,033,836
Diluted	10,570,267	11,025,345	10,667,722	11,035,467

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(dollars in thousands)
(unaudited)
	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)		$78,602
Comprehensive Income:
Net income				8,017		$8,017	8,017
Unrealized holding gains on securities arising during the period, net of tax						2,207
Reclassification adjustment for net gain on sale of securities included in net income, net of tax						(782)
Net unrealized gain on securities, net of tax					1,425	1,425	1,425
Total comprehensive income						$9,442
Share-based compensation expense			204				204
Common stock repurchased and retired	(10,610)	(1)	(69)				(70)
Warrants purchased and retired			(3,660)				(3,660)
Warrants exercised	41,400	1	31				32
Stock options exercised	20,000	1	69				70
Balance at September 30, 2011	10,084,626	$101	$76,517	$7,491	$511		$84,620

Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive Income:
Net income				2,638		$2,638	2,638
Unrealized holding gains on securities arising during the period, net of tax						2,293
Reclassification adjustment for net loss on sale of securities included in net income, net of tax						85
Net unrealized gain on securities, net of tax					2,378	2,378	2,378
Total comprehensive income						$5,016
Share-based compensation expense			26				26
Balance at September 30, 2010	10,033,836	$100	$79,933	$(2,126)	$637		$78,544

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,017	$2,638
Adjustments to net income:
Depreciation and amortization expense	905	740
Provision for loan losses	2,728	2,092
Share-based compensation expense	204	26
Loss on sale and disposal of premises and equipment	63	30
Loss on sale of other real estate owned	340	191
Write down of other real estate owned	110	698
Amortization of premium/discounts on securities held for sale, net	545	457
Amortization of mark-to-market discount	(1,174)	-
Gain on sale of investment securities available for sale	(1,325)	(762)
Other-than-temporary impairment loss on investment securities, net	538	908
Loss on sale of loans held for investment	2,445	2,677
Gain on FDIC transaction	(4,189)	-
Deferred income tax provision	178	1,119
Change in accrued expenses and other liabilities, net	(2,754)	(4,102)
Income from bank owned life insurance, net	(373)	(397)
Change in accrued interest receivable and other assets, net	5,006	(1,442)
Net cash provided by operating activities	11,264	4,873
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	92,490	113,225
Net change in undisbursed loan funds	17,790	(27,031)
Purchase and origination of loans held for investment	(136,909)	(71,198)
Proceeds from sale of other real estate owned	12,898	4,355
Principal payments on securities available for sale	12,047	11,290
Purchase of securities available for sale	(43,140)	(135,123)
Proceeds from sale or maturity of securities available for sale	92,667	78,031
Purchases of premises and equipment	(2,656)	(414)
Redemption (purchase) of Federal Reserve Bank stock	155	(420)
Redemption of Federal Home Loan Bank of San Francisco stock	1,519	945
Cash acquired in FDIC transaction	26,389	-
Net cash provided by (used in) investing activities	73,250	(26,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(66,540)	38,057
Repayment of FHLB advances and other borrowings	(40,000)	(25,000)
Proceeds from exercise of stock options	32	-
Warrants purchased and retired	(3,660)	-
Net cash (used in) provided by financing activities	(110,168)	13,057

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,654)	(8,410)
CASH AND CASH EQUIVALENTS, beginning of period	63,462	59,706
CASH AND CASH EQUIVALENTS, end of period	$37,808	$51,296

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2011	2010
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$7,396	$9,740
Income taxes paid	2,595	1,035
Assets acquired (liabilities assumed) in Canyon National acquisition (See Note 3):
Investment securities	14,076	-
FDIC receivable	2,838	-
Loans	149,739	-
Core deposit intangible	2,270	-
Other real estate owned	11,953	-
Fixed assets	42	-
Other assets	1,599	-
Deposits	(204,678)	-
Other liabilities	(39)	-

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$4,207	$3,564
Investment securities available for sale purchased and not settled	$358	$2,081

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011, December 31, 2010, and September 30, 2010, the results of its operations for the three and nine months ended September 30, 2011 and 2010 and the changes in stockholders’ equity, comprehensive income and cash flows for the nine months ended September 30, 2011 and 2010.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2011.

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

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” include the required disclosure of qualitative information about how financing receivables were modified and quantitative information about the extent and financial effects of modifications made during the period.  The Company is also required to disclose qualitative information about how such modifications are factored into the determination of the allowance for loan and lease losses.  Furthermore, the Company is also required to disclose information about troubled debt restructurings that meet the definition of a troubled debt restructuring within the previous 12 months for which there was a payment default in the current period.  The provisions of ASU No. 2010-20 were originally to be effective for the Company’s reporting period ended March 31, 2011.  However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Future Application of Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

Note 3 – Canyon National Bank Acquisition

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011. The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of other real estate owned, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures.  The foregoing fair value amounts are subject to change for up to one year after the closing date of the Canyon National Acquisition as additional information relative to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC.

Note 4 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands)
Real estate loans:
Multi-family	$211,514	$243,584	$251,163
Commercial non-owner occupied	164,797	130,525	130,428
One-to-four family (1)	62,638	20,318	19,668
Land	8,496	-	-
Business loans:
Commercial owner occupied (2)	164,268	113,025	105,415
Commercial and industrial	117,078	54,687	44,580
SBA	4,870	4,088	3,482
Other loans	2,215	1,417	3,520
Total gross loans (3)	735,876	567,644	558,256
Total gross loans held for investment	735,876	567,644	558,256
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	(1,402)	(3,227)	(5,802)
Allowance for loan losses	(8,522)	(8,879)	(9,170)
Loans held for investment, net	$725,952	$555,538	$543,284

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for September 30, 2011 is net of the mark-to-market discount on Canyon National loans of $9.3 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $23.1 million for secured loans and $13.8 million for unsecured loans at September 30, 2011.  At September 30, 2011, the Bank’s largest aggregate outstanding balance of loans to one borrower was $13.3 million of secured credit.

Purchase Credit Impaired

The following table provides a summary of the Company’s investment in purchase credit impaired loans, acquired from Canyon National, as of the period indicated:

September 30, 2011
(in thousands)
Real estate loans:
Commercial non-owner occupied	$1,085
One-to-four family	1,346
Land	2,414
Business loans:
Commercial owner occupied	2,450
Commercial and industrial	1,736
Total purchase credit impaired	$9,031

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

The following table summarizes the accretable yield on the purchased credit impaired for the nine months ended September 30, 2011:

Nine Months Ended
September 30, 2011
(in thousands)
Balance at the beginning of period	$-
Accretable yield at acquisition	4,692
Accretion	(418)
Disposals and other	(1,141)
Change in accretable yield	615
Balance at the end of period	3,748

Impaired Loans

The following table provides a summary of the Company’s investment in impaired loans as of and for the quarter ended September 30, 2011, and as of and for the year ended December 31, 2010:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2011
Real estate loans:
Multi-family	$1,433	$1,454	$-	$1,433	$-	$2,710	$54
Commercial non-owner occupied	2,457	2,552	-	2,457	-	2,684	109
One-to-four family	1,218	1,785	-	1,218	-	2,064	24
Construction	-	-	-	-	-	206	-
Land	198	475	-	198	-	1,759	3
Business loans:
Commercial owner occupied	2,760	3,453	-	2,760	-	4,360	61
Commercial and industrial	1,983	5,339	-	1,983	-	2,886	76
SBA	725	1,484	-	725	-	934	67
Other loans	-	-	-	-	-	9	-
Totals	$10,774	$16,542	$-	$10,774	$-	$17,610	$394

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2010
Real estate loans:
Multi-family	$1,156	$1,156	$-	$1,156	$-	$2,114	$94
Commercial non-owner occupied	2,068	2,068	465	1,603	47	1,949	127
One-to-four family	223	224	-	223	-	249	15
Business loans:
Commercial owner occupied	2,225	2,342	-	2,225	-	1,332	-
Commercial and industrial	54	169	-	54	-	270	14
SBA	1,092	1,751	-	1,092	-	970	14
Totals	$6,818	$7,710	$465	$6,353	$47	$6,882	$264

    The following table summarizes impaired loan balances at the period indicated below:
September 30, 2010
(in thousands)

Impaired loans without a valuation allowance	$6,441
Imparied loans with a valuation allowance	$174
Valuation allowance related to impaired loans	$54
Average recorded investment in impaired loans for the nine months ended September 30, 2010	$6,913

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

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, or determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructurings (“TDRs”). Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. All loans are generally charged-off at such time the loan is classified as a loss. Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following table provides additional detail on the components of impaired loans at the period end as indicated below.

	September 30, 2011	December 31, 2010	September 30, 2010
	(in thousands)

Nonaccruing loans	$9,357	$3,277	$3,037
Accruing loans	1,417	3,541	3,578
Total impaired loans	$10,774	$6,818	$6,615

When loans are placed on nonaccrual status all accrued interest is reversed from earnings.  Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance.  If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least nine months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at September 30, 2011 of $9.4 million, December 31, 2010 of $3.3 million, and September 30, 2010 of $3.1 million.  At September 30, 2011, the Company had $9.0 million of purchased credit impaired loans acquired from Canyon National, of which $3.0 million were placed on nonaccrual status.  The Company had no loans 90 days or more past due and still accruing at September 30, 2011, December 31, 2010 or September 30, 2010.

The Company had an immaterial amount of TDRs  related to three SBA loans which were all completed prior to 2011.

Concentration of Credit Risk

The Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Company maintains policies approved by the Company’s Board of Directors (the “Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The following tables stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades (1)
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2011	(in thousands)
Real estate loans:
Multi-family	$193,593	$13,835	$4,086	$211,514
Commercial non-owner occupied	158,863	566	5,368	164,797
One-to-four family	57,661	1,948	3,029	62,638
Construction	-	-	-	-
Land	6,018	-	2,478	8,496
Business loans:
Commercial owner occupied	150,986	5,722	7,560	164,268
Commercial and industrial	111,337	1,478	4,263	117,078
SBA	4,710	-	160	4,870
Other loans	2,183	-	32	2,215
Totals	$685,351	$23,549	$26,976	$735,876
(1) Amounts are net of the mark-to-market discount on Canyon National loans of $10.5 million.

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2010	(in thousands)
Real estate loans:
Multi-family	$226,270	$13,161	$4,153	$243,584
Commercial non-owner occupied	124,513	577	5,435	130,525
One-to-four family	19,823	-	495	20,318
Business loans:
Commercial owner occupied	104,475	4,074	4,476	113,025
Commercial and industrial	53,188	360	1,139	54,687
SBA	2,956	-	1,132	4,088
Other loans	1,417	-	-	1,417
Totals	$532,642	$18,172	$16,830	$567,644

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2010	(in thousands)
Real estate loans:
Multi-family	$232,352	$14,958	$3,853	$251,163
Commercial non-owner occupied	123,442	580	6,406	130,428
One-to-four family	19,177	-	491	19,668
Construction	-	-	-	-
Land	-	-	-	-
Business loans:				-
Commercial owner occupied	96,828	3,579	5,008	105,415
Commercial and industrial	42,627	1,367	586	44,580
SBA	2,520	-	962	3,482
Other loans	3,520	-	-	3,520
Totals	$520,466	$20,484	$17,306	$558,256

	Days Past Due (1)
					Total	Non-
	30-59	60-89	90	+	Past Due	Accruing
September 30, 2011	(in thousands)
Real estate loans:
Multi-family	$-	$-	$-		$-	$300
Commercial non-owner occupied	214	418	1,055		1,687	2,457
One-to-four family	615	320	1,018		1,953	1,018
Land	8	-	198		206	198
Business loans:					-
Commercial owner occupied	417	-	1,853		2,270	2,760
Commercial and industrial	1,898	158	1,983		4,039	1,983
SBA	-	41	562		603	641
Other loans	-	-	-		-	-
Totals	$3,152	$937	$6,669		$10,758	$9,357
(1) Amounts are net of the mark-to-market discount on Canyon National loans.

	Days Past Due
					Total	Non-
	30-59	60-89	90	+	Past Due	Accruing
December 31, 2010	(in thousands)
Real estate loans:
Commercial non-owner occupied	$617	$-	$-		$617	$-
One-to-four family	402	17	20		439	26
Business loans:					-
Commercial owner occupied	184	-	2,225		2,409	2,225
Commercial and industrial	-	-	-		-	54
SBA	-	-	846		846	971
Totals	$1,203	$17	$3,091		$4,311	$3,277

	Days Past Due
					Total	Non-
	30-59	60-89	90	+	Past Due	Accruing
September 30, 2010	(in thousands)
Real estate loans:
Multi-family	$327	$-	$-		$327	$-
Commercial non-owner occupied	-	-	-		-	-
One-to-four family	58	-	31		89	48
Business loans:
Commercial owner occupied	-	-	2,239		2,239	2,239
Commercial and industrial	45	-	6		51	6
SBA	136	-	705		841	785
Totals	$566	$-	$2,981		$3,547	$3,078

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

Single Family and Consumer Loans

The Company's base ALLL factor for single family and consumer loans is determined by management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For single family and consumer loans, those factors include, changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment.

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

The following table summarizes the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the nine months ended September 30, 2011:

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$1,687	$2,356	$145	$49	$8,879
Charge-offs	(489)	(43)	(1,080)	(164)	(98)	(1,082)	(76)	(148)	(3,180)
Recoveries	-	-	-	-	-	1	17	77	95
Provisions for (reduction in) loan losses	872	(119)	1,419	164	(378)	704	11	55	2,728
Balance, September 30, 2011	$3,113	$1,418	$671	$-	$1,211	$1,979	$97	$33	$8,522

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	$3,113	$1,418	$671	$-	$1,211	$1,979	$97	$33	$8,522

Loans individually evaluated for impairment	$1,454	$2,552	$1,785	$475	$3,453	$5,339	$1,484	$-	$16,542
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$210,060	$162,245	$60,853	$-	$160,815	$111,739	$3,386	$10,711	$719,809
General reserves to total loans collectively evaluated for impairment	1.48%	0.87%	1.10%	0.00%	0.75%	1.77%	2.86%	0.31%	1.18%

Total gross loans	$211,514	$164,797	$62,638	$8,496	$164,268	$117,078	$4,870	$2,215	$735,876
Total allowance to gross loans	1.47%	0.86%	1.07%	0.00%	0.74%	1.69%	1.99%	1.49%	1.16%

The following is a summary of activity in the allowance for the nine months ended September 30, 2010:

Nine Months Ended
September 30, 2010
(in thousands)
Balance, beginning of period	$8,905
Provision for loan losses	2,092
Charge-offs:
Real estate:
Multi-family	(334)
Commercial non-owner occupied	(405)
One-to-four family	(117)
Business loans:
Commercial owner occupied	(264)
Commercial and industrial	(547)
SBA	(371)
Other loans	-
Total charge-offs	(2,038)
Recoveries :
Real estate:
One-to-four family	39
Business loans:
Commercial and industrial	11
SBA	151
Other loans	10
Total recoveries	211
Net loan charge-offs	(1,827)
Balance at end of period	$9,170

Note 6 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.00% per annum as of September 30, 2011.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report the Subordinated Debentures as a component of liabilities.

Note 7 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for 367,859 shares of common stock for the three months ended September 30, 2011 and stock options exercisable for 505,057 shares of common stock for the three months ended September 30, 2010 and stock options exercisable for 362,643 shares of common stock for the nine months ended September 30, 2011 and stock options exercisable for 494,935 shares of common stock for the nine months ended September 30, 2010 were not included in the computation of earnings per share because their exercise price exceeded the average market price during the respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended September 30,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$2,460			$1,845
Basic income available to common stockholders	2,460	10,084,626	$0.25	1,845	10,033,836	$0.18
Effect of warrants and dilutive stock options	-	485,641		-	991,509
Diluted income available to common stockholders plus assumed conversions	$2,460	10,570,267	$0.23	$1,845	11,025,345	$0.17

	Nine Months Ended September 30,
	2011			2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$8,017			$2,638
Basic income available to common stockholders	$8,017	10,072,984	$0.80	$2,638	10,033,836	$0.26
Effect of warrants and dilutive stock options	-	594,738		-	1,001,631
Diluted income available to common stockholders plus assumed conversions	$8,017	10,667,722	$0.75	$2,638	11,035,467	$0.24

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

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$37,808	$37,808	$63,462	$63,462	$51,296	$51,296
Securities available for sale	107,761	107,761	155,094	155,094	172,181	172,181
Federal Reserve Bank and FHLB stock, at cost	12,982	12,982	13,334	13,334	13,805	13,805
Loans held for investment, net	725,952	795,427	555,538	603,749	543,284	618,264
Accrued interest receivable	3,732	3,732	3,755	3,755	3,556	3,556

Liabilities:
Deposit accounts	797,378	802,202	659,240	670,776	656,791	662,976
FHLB advances	-	-	40,000	40,032	38,000	38,255
Other borrowings	28,500	31,603	28,500	30,052	28,500	30,027
Subordinated debentures	10,310	7,500	10,310	5,232	10,310	7,812
Accrued interest payable	153	153	125	125	173	173

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$61,986	$6,199	$34,706	$3,471	$39,745	$3,975

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At September 30, 2011, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the date indicated:

	September 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$164	$-	$-	$164
Municipal bonds	24,029	-	-	24,029
Mortgage-backed securities	79,319	3,283	966	83,568
Total securities available for sale	$103,512	$3,283	$966	$107,761
Stock:
FHLB stock	$10,963	$-	$-	$10,963
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$12,982	$-	$-	$12,982
Total securities	$116,494	$3,283	$966	$120,743

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments for the period indicated:

Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
Marketable securities
(in thousands)
Beginning Balance, January 1, 2011	$1,505
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(581)
Included in other comprehensive income	(274)
Purchases, issuances, and settlements	(340)
Transfer in and/or out of Level 3	656
Ending Balance, September 30, 2011	$966

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis at the date indicated:

	September 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$10,774	$-	$10,774
Other real estate owned	-	2,846	-	2,846
Total assets	$-	$13,620	$-	$13,620

Note 10 – Subsequent Events

On October 31, 2011, we purchased and subsequently retired, 72,000 shares of our common stock purchased at a price of $6.22 per share.

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

·
The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2010 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.

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

RESULTS OF OPERATIONS

In the third quarter of 2011, we recorded net income of $2.5 million, or $0.23 per diluted share, up from net income of $1.8 million, or $0.17 per diluted share, for the third quarter of 2010.

The Company’s pre-tax income totaled $3.9 million for the quarter ended September 30, 2011, up from $2.9 million for the quarter ended September 30, 2010.  The increase of $1.0 million between quarters was substantially related to the Canyon National Acquisition from the FDIC and included:

·	A $2.8 million increase in net interest income due to a higher level of interest earning assets and a higher net interest margin;
·	A $457,000 increase in gain on sale of investment securities available for sale;
·	A $351,000 increase in deposit fee income;
·	A $297,000 decrease in FDIC insurance premiums, due to an improvement in our assessment rate; and
·	A $291,000 increase in other income.

Partially offsetting the above favorable items was:

·	A $1.3 million increase in compensation and benefits;
·	A $925,000 increase in provision for loan loss.
·	A $362,000 increase in other real estate owned (“OREO”) operations, net; and
·	A $258,000 increase in other expense.

For the three months ended September 30, 2011, our return on average assets was 1.06% and return on average equity was 11.89%, up from a return on average assets of 0.91% and a return on average equity of 9.62% for the same comparable period of 2010.

For the first nine months of 2011, the Company’s net income totaled $8.0 million or $0.75 per share on a diluted basis, up from $2.6 million or $0.24 per share for the first nine months of 2010.  The increase in net income was primarily related to the acquisition of Canyon National, which at the acquisition date of February 11, 2011, included interest-earning assets of $179.8 million, interest-bearing liabilities of $204.7 million and a bargain purchase pre-tax gain of $4.2 million.

For the nine months ended September 30, 2011, our return on average assets was 1.14% and return on average equity was 13.24%, up from a return on average assets of 0.44% and a return on average equity of 4.68% for the same comparable period of 2010.

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

Net interest income totaled $10.2 million in the third quarter of 2011, up $2.8 million or 38.2% from the third quarter of 2010, reflecting a $118.2 million or 15.4% increase in average interest-earning assets and a higher net interest margin.  The increase in average interest-earning assets resulted primarily from the Canyon National Acquisition, which added $179.8 million in interest earning assets.  The net interest margin was 4.62% in the third current quarter of 2011, up 76 basis points from a year ago and 4 basis points from the second quarter of 2011.  Compared to the same period in 2010, the increase in our net interest margin resulted from a decrease in the average costs on interest-bearing liabilities of 60 basis points and an increase in the yield on interest-earning assets of 21 basis points.  For the third quarter of 2011, the decrease in costs on our interest-bearing liabilities was mainly associated with a decline in our cost of deposits of 42 basis points from 1.41% to 0.99%, primarily as a result of the deposits acquired from Canyon National, which changed our deposit composition to have a higher mix of lower costing transaction accounts.  In addition, our cost of borrowings declined by 79 basis points during the third quarter of 2011 from the pay down of higher costing borrowings as a result of the liquidity received in the Canyon National Acquisition.  The increase in yield on our interest-earning assets was mainly associated with a greater proportion of higher yielding loans than lower yielding investment securities in third quarter of 2011, compared with those in the third quarter 2010.  Due to the accounting rules associated with our purchase credit impaired loans acquired from Canyon National, each quarter we are required to re-estimate cash flows which can cause volatility in our yield on loans.  For the third quarter of 2011, discount amortization on our purchase credit impaired loans contributed 7 basis points to our loan yield.

For the first nine months of 2011, our net interest income totaled $29.7 million, up $8.8 million or 41.9% from the same period in the prior year.  The increase in net interest income was associated with a higher net interest margin which increased by 73 basis points to 4.45%, and higher interest-earning assets, which grew by $139.3 million to $888.8 million.  The increase in net interest margin and average interest-earning assets primarily related to the Canyon National Acquisition.  The net interest margin was positively impacted by a lower overall acquired deposit cost at the time of acquisition of 47 basis points.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$65,587	$33	0.20%	$51,324	$29	0.22%
Federal funds sold	9,866	2	0.08%	29	-	0.00%
Investment securities	125,717	815	2.59%	173,398	1,255	2.90%
Loans receivable, net (1)	684,023	11,695	6.84%	542,201	9,196	6.78%
Total interest-earning assets	885,193	12,545	5.67%	766,952	10,480	5.46%
Noninterest-earning assets	47,183			39,849
Total assets	$932,376			$806,801
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$400,022	$364	0.36%	$248,382	$416	0.66%
Retail certificates of deposit	395,187	1,626	1.63%	395,193	1,883	1.89%
Wholesale/brokered certificates of deposit	7,678	10	0.52%	1,973	3	0.60%
Total interest-bearing deposits	802,887	2,000	0.99%	645,548	2,302	1.41%
FHLB advances and other borrowings	28,500	237	3.30%	66,663	693	4.12%
Subordinated debentures	10,310	77	2.96%	10,310	83	3.19%
Total borrowings	38,810	314	3.21%	76,973	776	4.00%
Total interest-bearing liabilities	841,697	2,314	1.09%	722,521	3,078	1.69%
Noninterest-bearing liabilities	7,911			7,572
Total liabilities	849,608			730,093
Stockholders' equity	82,768			76,708
Total liabilities and equity	$932,376			$806,801
Net interest income		$10,231			$7,402
Net interest rate spread (2)			4.58%			3.77%
Net interest margin (3)			4.62%			3.86%
Ratio of interest-earning assets to interest-bearing liabilities			105.17%			106.15%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$61,344	$94	0.20%	$56,189	$95	0.23%
Federal funds sold	9,110	5	0.07%	29	-	0.00%
Investment securities	146,658	3,011	2.74%	150,355	3,366	2.98%
Loans receivable, net (1)	671,734	33,978	6.74%	542,973	27,193	6.68%
Total interest-earning assets	888,846	37,088	5.56%	749,546	30,654	5.45%
Noninterest-earning assets	51,594			42,040
Total assets	$940,440			$791,586
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$387,404	$1,178	0.41%	$227,801	$1,305	0.77%
Retail certificates of deposit	406,986	5,216	1.71%	396,567	5,937	2.00%
Wholesale/brokered certificates of deposit	9,745	35	0.48%	2,953	27	1.22%
Total interest-bearing deposits	804,135	6,429	1.07%	627,321	7,269	1.55%
FHLB advances and other borrowings	37,313	760	2.72%	71,826	2,246	4.18%
Subordinated debentures	10,310	230	2.98%	10,310	235	3.05%
Total borrowings	47,623	990	2.78%	82,136	2,481	4.04%
Total interest-bearing liabilities	851,758	7,419	1.16%	709,457	9,750	1.84%
Noninterest-bearing liabilities	7,943			7,041
Total liabilities	859,701			716,498
Stockholders' equity	80,739			75,088
Total liabilities and equity	$940,440			$791,586
Net interest income		$29,669			$20,904
Net interest rate spread (2)			4.40%			3.61%
Net interest margin (3)			4.45%			3.72%
Ratio of interest-earning assets to interest-bearing liabilities			104.35%			105.65%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Compared to			Compared to
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(3)	$7	$4	$(9)	$8	$(1)
Federal funds sold	2	-	2	5	-	5
Investment securities	(120)	(320)	(440)	(274)	(81)	(355)
Loans receivable, net	69	2,430	2,499	287	6,498	6,785
Total interest-earning assets	$(52)	$2,117	$2,065	$9	$6,425	$6,434

Interest-bearing liabilities
Transaction accounts	$(241)	$189	$(52)	$(786)	$659	$(127)
Retail certificates of deposit	(257)	-	(257)	(875)	154	(721)
Wholesale/brokered certificates of deposit	-	7	7	(24)	32	8
FHLB advances and other borrowings	(118)	(338)	(456)	(624)	(862)	(1,486)
Subordinated debentures	(6)	-	(6)	(5)	-	(5)
Total interest-bearing liabilities	$(622)	$(142)	$(764)	$(2,314)	$(17)	$(2,331)
Change in net interest income	$570	$2,259	$2,829	$2,323	$6,442	$8,765

Provision for Loan Losses

The Company recorded a $1.3 million provision for loan losses during the third quarter of 2011, compared with $397,000 recorded in the third quarter of 2010.  Strong credit quality metrics and recent charge-off history within our organic loan portfolio was a significant determinate in estimating the adequacy of our ALLL and our resultant provision at the end of the third quarter of 2011.  Net loan charge-offs amounted to $1.3 million in the current quarter, up $921,000 from $396,000 experienced during the third quarter of 2010.  Of the current quarter total loan charge-offs, other purchased loans of $747,000 and purchased credit impaired loans of $174,000 related to the Canyon National Acquisition.

The charge-offs related to purchase credit impaired loans were due to the decrease of estimated cash flows of certain acquired loans from original cash flow estimations.  At the closing of the Canyon National Acquisition, purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchase credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.

For the first nine months of 2011, the provision for loan losses totaled $2.7 million and net loan charge-offs were $3.1 million.  This compares with a provision for loan losses of $2.1 million and net charge-offs of $1.8 million for the first nine months of 2010.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

The Company had noninterest income of $2.1 million in the third quarter of 2011, an increase of $1.4 million from the same period in the prior year.  The increase resulted from higher income in all categories of noninterest income, but was particularly driven by larger gains from the sale of investment securities available for sale of $457,000, deposit fee income of $351,000, other income of $291,000 and loan servicing fee income of $202,000.  Excluding the gains on sales of investments, the other increases were primarily related to the Canyon National Acquisition.

For the first nine months of 2011, our noninterest income totaled $6.3 million, compared with a loss of $1.1 million for the same period a year ago.  The favorable change was reflected in all our noninterest income categories and related primarily to the Canyon National Acquisition for which we booked a bargain purchase gain of $4.2 million.  In addition, we experienced an increase in deposit fee income of $1.0 million, other income of $587,000, gain on sale of investment securities available for sale of $563,000, loan servicing fee income of $367,000 along with an improvement in other-than-temporary impairment on our investment securities available for sale of $370,000.  Excluding the gains on sales of investments, the other increases were primarily related to the Canyon National Acquisition.

Noninterest Expense

Noninterest expense totaled $7.1 million in the third quarter of 2011, up $2.3 million or 47.1% from the same period in the prior year.  Most of our noninterest expense categories increased primarily as a result of the Canyon National Acquisition, which included increases in compensation and benefits costs of $1.3 million; OREO operations, net of $362,000; other expense of $258,000; premises and occupancy expenses of $232,000, which included depreciation expense for the purchase of one Canyon National branch location from the FDIC; and data processing and communications expense of $206,000, partially offset by lower FDIC insurance premiums of $297,000.  The decrease in FDIC Insurance premiums was primarily due to the improvement in our assessment rate during the third quarter of 2011.  Although we expect to incur higher expenses in conjunction with the Canyon National Acquisition, we have achieved some efficiencies which are evidenced by our efficiency ratio of 56.8% for the third quarter of 2011, compared with 59.7% for the third quarter of 2010.

For the first nine months of 2011, noninterest expense totaled $20.3 million, up $6.3 million or 45.5% from the first nine months of 2010.  The increase was almost entirely related to the Canyon National Acquisition.  Most of our noninterest expense categories were higher, which included increases in compensation and benefits costs of $3.9 million, primarily from an increase in employee count and termination costs.

Income Taxes

For the three months ended September 30, 2011, we had a tax provision of $1.5 million, compared to $1.0 million for the same period in 2010.  The change in income taxes was primarily due to a favorable change in net income before taxes of $1.1 million.  For the nine months ended September 30, 2011, we had a tax provision of $4.9 million, compared to $1.1 million for the same period in 2010.  The change in income taxes was primarily due to a favorable change in net income before taxes of $9.1 million.  At September 30, 2011, we had no valuation allowance against our deferred tax asset of $9.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At September 30, 2011, assets totaled $928.5 million, up $107.2 million or 13.1% from September 30, 2010 and up $101.7 million or 12.3% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.  During the third quarter of 2011, assets decreased $19.6 million, primarily due to a decrease in investment securities available for sale of $33.5 million and cash of $9.2 million.  Partially offsetting these decreases was an increase in loans held for investment of $26.4 million.

Loans

At September 30, 2011, net loans held for investment totaled $726.0 million, up $182.7 million or 33.6% from September 30, 2010 and $170.4 million or 30.7% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the acquisition of loans as part of the Canyon National Acquisition.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2011			December 31, 2010			September 30, 2010
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$211,514	28.7%	6.13%	$243,584	42.9%	6.21%	$251,163	45.0%	6.18%
Commercial non-owner occupied	164,797	22.4%	6.65%	130,525	23.0%	6.66%	130,428	23.4%	6.71%
One-to-four family (1)	62,638	8.5%	5.19%	20,318	3.6%	5.44%	19,668	3.5%	5.42%
Land	8,496	1.2%	5.60%	-	0.0%	0.00%	-	0.0%	0.00%
Business loans:
Commercial owner occupied (2)	164,268	22.3%	6.52%	113,025	20.0%	6.55%	105,415	18.9%	6.52%
Commercial and industrial	117,078	15.9%	5.96%	54,687	9.6%	6.32%	44,580	8.0%	6.48%
SBA	4,870	0.7%	6.02%	4,088	0.7%	5.92%	3,482	0.6%	5.92%
Other loans	2,215	0.3%	7.68%	1,417	0.2%	4.54%	3,520	0.6%	4.33%
Total gross loans (3)	735,876	100.0%	6.23%	567,644	100.0%	6.35%	558,256	100.0%	6.35%
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(1,402)			(3,227)			(5,802)
Allowance for loan losses	(8,522)			(8,879)			(9,170)
Loans held for investment, net	$725,952			$555,538			$543,284

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for September 30, 2011 is net of the mark-to-market discount on Canyon National loans of $9.3 million.

Gross loans held for investment, which are net of the Canyon National loan discount, totaled $735.9 million at September 30, 2011, compared to $558.3 million at September 30, 2010 and $567.6 million at December 31, 2010.  The increase of $177.6 million from the same period in the prior year and $168.2 million since year end 2010 is predominately related to the Canyon National Acquisition whereby we acquired loans of $149.7 million.  During the third quarter of 2011, gross loans increased $24.7 million and included loan originations of $43.5 million, purchases of $33.5 million, partially offset by principal repayments of $40.3 million, loan sales of $3.0 million, and a net change in undisbursed loan funds of $6.6 million.  From time to time, management utilizes loan purchases or sales to manage its liquidity, interest rate risk, loan to deposit ratio, diversification of the loan portfolio and net balance sheet growth. Given the weakness in the commercial real estate (“CRE”) markets where our loans are located, during the first quarter of 2010, management implemented a strategy to sell CRE loans to reduce its concentration in the loan portfolio.  In accordance with that strategy, during the third quarter of 2011, $1.6 million of performing, primarily CRE, loans were sold.  Additionally during the quarter, as part of our loss mitigation strategy to minimize losses in our loan portfolio, we sold $1.4 million of sub-performing.  The total of these loans were sold at a net gain of $16,000 for the current quarter.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in thousands)
Beginning balance gross loans	$567,644	$576,268
Loans originated:
Real estate loans:
Multi-family	2,018	-
Commercial non-owner occupied	3,600	-
Business loans:
Commercial owner occupied (1)	1,363	443
Commercial and industrial	64,700	39,759
SBA	4,004	1,370
Other loans	4,861	4,776
Total loans originated	80,546	46,348
Loans purchased:
Multi-family	3,075	-
Commercial non-owner occupied	39,963	1,244
Commercial owner occupied	67,359	18,825
Commercial and industrial	28,536	1,188
One-to-four family	28,987	7,238
Construction	5,592	-
Land	9,414	-
Other loans	21,995	1,618
Total loans purchased	204,921	30,113
Total loan production	285,467	76,461
Principal repayments	(70,358)	(35,545)
Change in Canyon National mark-to-market discount	5,192	-
Change in undisbursed loan funds	(17,790)	(27,031)
Sales of loans	(26,892)	(26,295)
Charge-offs	(3,180)	(2,038)
Transfer to other real estate owned	(4,207)	(3,564)
Net increase (decrease) in gross loans	168,232	(18,012)
Ending balance gross loans	$735,876	$558,256

(1) Majority secured by real estate.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our real estate portfolio and our commercial owner occupied loans, which are predominantly secured by real estate, at the date indicated:

	September 30, 2011
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	551	$339,928	6.16%	4.13
Over 1 Year to 3 Years	137	88,147	6.65%	19.72
Over 3 Years to 5 Years	44	33,620	5.97%	46.89
Over 5 Years to 7 Years	37	28,277	5.75%	78.44
Over 7 Years to 10 Years	69	12,282	6.34%	209.77
Total adjustable	838	502,254	6.21%	18.94
Fixed	144	109,459	6.65%
Total	982	$611,713	6.29%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At September 30, 2011, loans delinquent 30 or more days as a percentage of total gross loans was 1.46%, up from 0.76% at December 31, 2010 and up from 0.64% at September 30, 2010.  The increase in the ratio at the end of the current quarter compared to the prior periods was primarily a result of the acquisition of delinquent loans from Canyon National.  As we executed our loss mitigation strategies during the third quarter of 2011, delinquent loans declined $2.9 million to $10.8 million.  At September 30, 2011, we had $7.0 million in delinquent loans acquired from Canyon National, of which $2.7 million were 30-59 days delinquent, $500,000 were 60-89 days delinquent and $3.8 million were 90 days or more delinquent.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At September 30, 2011
Real estate loans:
Multi-family	-	$-	-	$-	-	$-	-	$-
Commercial non-owner occupied	1	214	1	418	4	1,055	6	1,687
One-to-four family	6	615	3	320	6	1,018	15	1,953
Land	1	8	-	-	4	198	5	206
Business loans:
Commercial owner occupied	1	417	-	-	4	1,853	5	2,270
Commercial and industrial	5	1,898	2	158	6	1,983	13	4,039
SBA	-	-	2	41	5	562	7	603
Total	14	$3,152	8	$937	29	$6,669	51	$10,758
Delinquent loans to total gross loans		0.43%		0.13%		0.91%		1.46%

At December 31, 2010
Real estate loans:
Commercial non-owner occupied	2	$617	-	$-	-	$-	2	$617
One-to-four family	3	402	1	17	1	20	5	439
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225	4	2,409
SBA	-	-	-	-	7	846	7	846
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At September 30, 2010
Real estate loans:
Multi-family	1	$327	-	$-	-	$-	1	$327
One-to-four family	1	58	-	-	2	31	3	89
Business loans:
Commercial owner occupied	-	-	-	-	3	2,239	3	2,239
Commercial and industrial	1	45	-	-	1	6	2	51
SBA	1	136	-	-	6	705	7	841
Total	4	$566	-	$-	12	$2,981	16	$3,547
Delinquent loans to total gross loans		0.10%		0.00%		0.53%		0.64%

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

At September 30, 2011, the Company’s ALLL was $8.5 million, a decrease of $648,000 from the same period in the prior year and a decrease of $357,000 from year-end 2010.  During the third quarter of 2011, our ALLL remained essentially unchanged primarily due to the recorded provision for loan losses of $1.3 million being equal to net loan charge-offs of the same amount.  Strong credit quality metrics and recent charge-off history within our organic loan portfolio was a significant determinate in estimating the adequacy of our allowance for loan losses and our resultant provision for the third quarter of 2011.  At September 30, 2011, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:
	September 30, 2011			December 31, 2010			September 30, 2010
Balance at End of Period Applicable to	Amount	Allowanc as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowanc as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowanc as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$3,113	1.47%	28.7%	$2,730	1.12%	42.9%	$2,931	1.17%	45.0%
Commercial non-owner occupied	1,418	0.86%	22.4%	1,580	1.21%	23.0%	1,780	1.36%	23.4%
One-to-four family	671	1.07%	8.5%	332	1.63%	3.6%	392	1.99%	3.5%
Land	-	0.00%	1.2%	-	0.00%	0.0%	-	0.00%	0.0%
Business loans:
Commercial owner occupied	1,211	0.74%	22.3%	1,687	1.49%	20.0%	1,320	1.25%	18.9%
Commercial and industrial	1,979	1.69%	15.9%	2,356	4.31%	9.6%	2,521	5.65%	8.0%
SBA	97	1.99%	0.7%	145	3.55%	0.7%	183	5.25%	0.6%
Other Loans	33	1.49%	0.3%	49	3.46%	0.2%	43	1.22%	0.6%
Total	$8,522	1.16%	100.0%	$8,879	1.56%	100.0%	$9,170	1.64%	100.0%

The ALLL as a percent of nonaccrual loans was 91.1% at September 30, 2011, down from 297.9% at September 30, 2010 and 270.9% at December 31, 2010.  The decrease in ALLL as a percent of nonaccrual loans at September 30, 2011 compared to the same period in the prior year and year-end 2010 was primarily due to the addition of nonaccrual loans acquired from Canyon National in the first quarter of 2011.  At September 30, 2011, the ratio of ALLL to total gross loans was 1.2%, down from 1.6% at September 30, 2010 and at December 31, 2010.  The decrease in these ratios compared to the same period in the prior year and year-end 2010 were primarily due to the loans acquired from Canyon National. Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired from Canyon National to total gross loans was 2.0% at September 30, 2011.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Balance, beginning of period	$8,517	$9,169	$8,879	$8,905
Provision for loan losses	1,322	397	2,728	2,092
Charge-offs:
Real estate:
Multi-family	(140)	-	(489)	(334)
Commercial non-owner occupied	(43)	-	(43)	(405)
One-to-four family	(664)	(10)	(1,080)	(117)
Land	(3)	-	(164)	-
Business loans:
Commercial owner occupied	-	(264)	(98)	(264)
Commercial and industrial	(395)	(32)	(1,082)	(547)
SBA	(24)	(131)	(76)	(371)
Other loans	(68)	-	(148)	-
Total charge-offs	(1,337)	(437)	(3,180)	(2,038)
Recoveries :
Real estate:
Construction	-	-	66	-
One-to-four family	11	17	-	39
Business loans:
Commercial and industrial	1	1	1	11
SBA	5	20	17	151
Other loans	3	3	11	10
Total recoveries	20	41	95	211
Net loan charge-offs	(1,317)	(396)	(3,085)	(1,827)
Balance at end of period	$8,522	$9,170	$8,522	$9,170

Ratios:
Net charge-offs to average total loans, net	0.77%	0.29%	0.62%	0.45%
Allowance for loan losses to gross loans at end of period	1.16%	1.66%	1.16%	1.66%

Investment Securities

Investment securities available for sale totaled $107.8 million at September 30, 2011, down $64.4 million or 37.4% from September 30, 2010 and $47.3 million or 30.5% from December 31, 2010.  During the third quarter of 2011, investment securities decreased by $33.5 million and included sales of $49.5 million and principal payments of $3.1 million, partially offset by purchases of $18.8 million.  The purpose of the sales of investment securities in the current quarter was to increase liquidity as an abundance of caution regarding the downgrade of U.S. debt by the Standard & Poor’s rating agency.  At September 30, 2011, 56 of our 68 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value of $3.0 million and a market value of $2.4 million.  Interest received from these securities is applied against their respective principal balances.  All of our private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$17	$-	$164
Municipal bonds	23,378	651	-	24,029
Mortgage-backed securities	83,368	1,071	(871)	83,568
Total securities available for sale	106,893	1,739	(871)	107,761
Stock:
FHLB stock	10,963	-	-	10,963
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,982	-	-	12,982
Total securities	$119,875	$1,739	$(871)	$120,743

	December 31, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$11	$-	$159
Municipal bonds	20,555	7	(803)	19,759
Mortgage-backed securities	135,944	1,292	(2,060)	135,176
Total securities available for sale	156,647	1,310	(2,863)	155,094
Stock:
FHLB stock	11,315	-	-	11,315
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,334	-	-	13,334
Total securities	$169,981	$1,310	$(2,863)	$168,428

	September 30, 2010
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$16	$-	$163
Municipal bonds	19,545	680	(1)	20,224
Mortgage-backed securities	151,406	2,203	(1,815)	151,794
Total securities available for sale	171,098	2,899	(1,816)	172,181
Stock:
FHLB stock	11,786	-	-	11,786
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,805	-	-	13,805
Total securities	$184,903	$2,899	$(1,816)	$185,986

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2011
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$77	3.53%	$87	4.15%	$-	0.00%	$164	3.84%
Municipal bonds	-	0.00%	-	0.00%	506	3.76%	23,523	3.70%	24,029	3.70%
Mortgage-backed securities	-	0.00%	134	1.65%	106	4.97%	83,328	2.64%	83,568	2.64%
Total investment securities available for sale	-	0.00%	211	2.34%	699	3.99%	106,851	2.87%	107,761	2.88%
Stock:
FHLB	10,963	0.00%	-	0.00%	-	0.00%	-	0.00%	10,963	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	12,982	0.93%	-	0.00%	-	0.00%	-	0.00%	12,982	0.93%
Total securities	$12,982	0.93%	$211	2.34%	$699	3.99%	$106,851	2.87%	$120,743	2.67%

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

During the quarter ended September 30, 2011, we took a net $170,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired, compared to $252,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	September 30, 2011				September 30, 2010
Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	-	-	-	-	-	-	-	-
Caa1	-	-	-	-	1	395	40	22
Caa3	-	-	-	-	-	-	-	-
Ca	-	-	-	-	2	-	2	-
C	-	-	-	-	4	89	15	5
CC	-	-	-	-	4	50	68	(49)
CCC	-	-	-	-	3	92	79	(20)
D	6	137	170	104	1	203	48	(15)
	6	$137	$170	$104	15	$829	$252	$(57)

	Nine Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2010
Rating	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	1	7	(7)	3	-	-	-	-
Caa1	-	-	-	-	1	395	40	22
Caa3	-	-	-	-	-	-	-	-
Ca	-	-	-	-	2	-	2	-
C	2	126	(37)	29	5	217	237	(28)
CC	2	449	(82)	(32)	5	140	284	(202)
CCC	6	152	(91)	(88)	4	132	205	(85)
D	8	141	(321)	(22)	3	203	140	(15)
	19	$875	$(538)	$(110)	20	$1,087	$908	$(308)

The largest OTTI credit loss for any single debt security was $127,000 for the three months ended September 30, 2011 and $48,000 for the same period in the prior year.  The largest OTTI credit loss for any single debt security was $127,000 for the nine months ended September 30, 2011 and $146,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At September 30, 2011, nonperforming assets totaled $12.2 million or 1.31% of total assets, up from $4.8 million or 0.58% at September 30, 2010 and $3.3 million or 0.40% at December 31, 2010.  During the third quarter of 2011, nonperforming loans decreased $1.5 million to total $9.4 million and OREO decreased $1.6 million to total $2.8 million.  The decline in nonperforming loans as well as in OREO was primarily due to sales that were over and above any additions to the categories. At September 30, 2011, OREO consisted primarily of multi-family and commercial real estate properties totaling $2.0 million and land and construction properties totaling $764,000.  Of the balances at September 30, 2011, 40.5% of nonperforming loans and 50.2% of OREO were associated with assets acquired from Canyon National.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$300	$-	$-
Commercial non-owner occupied	2,457	-	-
One-to-four family	1,018	27	48
Land	198	-	-
Business loans:
Commercial owner occupied	2,760	2,225	2,239
Commercial and industrial	1,983	54	6
SBA (1)	641	971	785
Other loans	-	-	-
Total nonaccrual loans	9,357	3,277	3,078
Other real estate owned:
Commercial non-owner occupied	550	-	-
One-to-four family	113	34	34
Construction	132	-	-
Land	633	-	1,666
Commercial owner occupied	-	-	-
Multi-family	1,418	-	-
Total other real estate owned	2,846	34	1,700
Total nonperforming assets, net	$12,203	$3,311	$4,778

Allowance for loan losses	$8,522	$8,879	$9,170
Allowance for loan losses as a percent of total nonperforming loans, gross	91.08%	270.95%	297.92%
Nonperforming loans as a percent of gross loans receivable	1.27%	0.58%	0.55%
Nonperforming assets as a percent of total assets	1.31%	0.40%	0.58%

(1)	The SBA totals include the guaranteed amount, which was $124,000 as of September 30, 2011, $245,000 as of December 31, 2010, and $358,000 as of September 30, 2010.

Liabilities and Stockholders’ Equity

Total liabilities were $843.9 million at September 30, 2011, compared to $742.8 million at September 30, 2010 and $748.2 million at December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to the Canyon National Acquisition.  During the third quarter of 2011, liabilities decreased $22.4 million, primarily due to a decrease in deposits of $18.6 million and a decrease in accrued expenses and other liabilities of $3.8 million.

Deposits.  Deposits totaled $797.4 million at September 30, 2011, up $140.6 million or 21.4% from September 30, 2010 and $138.1 million or 21.0% from December 31, 2010.  The increase from a year ago and since year end 2010 is predominately related to deposits acquired as part of the Canyon National Acquisition.  During the third quarter of 2011, deposits decreased $18.6 million due primarily to decreases in noninterest-bearing accounts of $13.3 million, wholesale certificates of deposit of $6.6 million, partially offset by an increase in interest-bearing transaction accounts of $2.3 million and retail certificates of deposit of $884,000. The decrease in noninterest-bearing deposits was primarily due to our Canyon National deposit conversion that took place in the third quarter of 2011 to match up deposit products whereby $11.3 million of non-interest bearing deposits were given a minimal rate and moved into our interest-bearing transaction category. The rate for these deposits moved our overall cost of funds up by less than one basis point. At September 30, 2011, we had no brokered deposits.

Total average cost of deposits measured at period end decreased 8 basis points to 0.94% at September 30, 2011, down from 1.37% at September 30, 2010 and 1.40% at December 31 2010.  The decline the current quarter was primarily due to the decrease in certificates of deposit costs.  At September 30, 2011, our gross loan to deposit ratio was 92.1%, up from 84.1% at September 30, 2010, and up from 85.6% at December 31, 2010.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2011			December 31, 2010			September 30, 2010
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$109,194	13.7%	0.00%	$47,229	7.2%	0.00%	$51,798	7.9%	0.00%
Interest bearing checking	64,332	8.1%	0.25%	21,137	3.2%	0.14%	20,161	3.1%	0.13%
Money market	123,511	15.5%	0.67%	113,333	17.2%	0.97%	107,591	16.4%	0.72%
Regular passbook	97,986	12.2%	0.50%	68,559	10.3%	0.96%	71,036	10.8%	0.73%
Total transaction accounts	395,023	49.5%	0.37%	250,258	38.0%	0.72%	250,586	38.2%	0.53%
Certificates of deposit accounts:
Less than 1.00%	76,847	9.6%	0.59%	46,528	7.1%	0.46%	51,197	7.8%	0.45%
1.00-1.99	237,654	29.8%	1.47%	172,974	26.2%	1.61%	140,008	21.3%	1.67%
2.00-2.99	82,776	10.4%	2.20%	186,173	28.2%	2.31%	211,346	32.2%	2.33%
3.00-3.99	1,444	0.2%	3.40%	984	0.1%	3.24%	1,032	0.2%	3.28%
4.00-4.99	1,415	0.2%	4.47%	1,097	0.2%	4.41%	1,335	0.2%	4.46%
5.00 and greater	2,219	0.3%	5.22%	1,226	0.2%	5.30%	1,287	0.2%	5.28%
Total certificates of deposit accounts	402,355	50.5%	1.49%	408,982	62.0%	1.82%	406,205	61.8%	1.88%
Total deposits	$797,378	100.0%	0.94%	$659,240	100.0%	1.40%	$656,791	100.0%	1.37%

Borrowings.  At September 30, 2011, total borrowings amounted to $38.8 million, down $38.0 million or 49.5% from September 30, 2010 and $40.0 million or 50.8% from December 31, 2010.  The reduction in borrowings from the same period in the prior year and since year-end 2010 was a result of the liquidity we received from the Canyon National Acquisition that allowed us to pay off $40.0 million in fixed rate FHLB term advances.  Total borrowings during the third quarter of 2011 remained unchanged and represented 4.2% of total assets and had a weighted average cost of 3.03% at September 30, 2011, compared with 9.4% of total assets at a weighted average cost of 4.00% at September 30, 2010 and 9.5% of total assets and at a weighted average cost of 1.62% at December 31, 2010.  At September 30, 2011, total borrowings were comprised of the following:

·	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.04% and secured by approximately $37.3 million of GSE MBS; and

·	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.00%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$-	0.00%	$40,000	0.61%	$38,000	4.92%
Reverse repurchase agreements	28,500	3.04%	28,500	3.04%	28,500	3.04%
Subordinated debentures	10,310	3.00%	10,310	3.04%	10,310	3.28%
Total borrowings	$38,810	3.03%	$78,810	1.81%	$76,810	4.00%

Weighted average cost of borrowings during the quarter	3.21%		4.40%		4.00%
Borrowings as a percent of total assets	4.2%		9.5%		9.4%

Stockholders’ Equity.  Total stockholders’ equity was $84.6 million as of September 30, 2011, up from $78.5 million at September 30, 2010 and $78.6 million at December 31, 2010.  The current year increase of $6.0 million was due to net income of $8.0 million and an improvement in accumulated other comprehensive income (loss) of $1.4 million, partially offset by a decrease in additional paid-in capital of $3.4 million.  The reduction in paid-in capital primarily occurred during the first quarter when we repurchase and retired two outstanding warrants that were exercisable for an aggregate of 600,000 shares of the Company’s common stock.  The result of this transaction reduced the total amount of fully diluted shares outstanding by approximately 5.4%, and was accretive to the Company’s fully diluted book value per share.  Our basic book value per share increased to $8.39 at September 30, 2011 from $7.83 at December 31, 2010, while our diluted book value per share increased to $8.11 at September 30, 2011 from $7.18 at December 31, 2010.  At September 30, 2011, the Company’s tangible common equity to total assets ratio was 8.91%.

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

Our primary sources of funds generated during the first nine months of 2011 were from:

·	Proceeds of $104.7 million from the sale and principal payments on securities available for sale;

·	Proceeds of $92.5 million from the sale and principal payments on loans held for investment;

·	Proceeds of $26.4 million received from the FDIC for the acquisition of certain assets and assumption of certain liabilities of Canyon National;
·	Proceeds from the sale of OREO of $12.9 million; and
·	A net change in undisbursed loan funds of $17.8 million.

We used these funds to:

·	Purchase and originate loans held for investment of $136.9 million;
·	Absorb deposit outflows of $66.5 million
·	Reduce FHLB advances by $40.0 million; and
·	Purchase securities available for sale of $43.1 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At September 30, 2011, cash and cash equivalents totaled $37.8 million and the market value of our investment securities available for sale totaled $107.8 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of September 30, 2011, the maximum amount we could borrow through the FHLB was $424.5 million, of which $248.6 million was available for borrowing based on collateral pledged of $447.7 million in real estate loans and $11.0 million of FHLB Stock.  At September 30, 2011, we had unsecured lines of credit aggregating $48.8 million, which consisted of $44.0 million with other financial institutions from which to draw funds and $4.8 million with the Federal Reserve Bank. At September 30, 2011, no funds were drawn against these lines.  For the quarter ended September 30, 2011, our average liquidity ratio was 18.03%, down from a ratio of 23.21% for the same period in 2010.

To the extent that 2011 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At September 30, 2011, we had no brokered time deposits.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2011
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	295,412	92,713	13,480	750	402,355
Operating leases	727	1,492	1,302	3,275	6,796
Total contractual cash obligations	$296,139	$94,205	$14,782	$42,835	$447,961

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of September 30, 2011, we had commitments to extend credit on existing lines and letters of credit of $62.0 million, compared to $39.7 million at September 30, 2010 and $34.7 million at December 31, 2010.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2011
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$578	$4,114	$4,692
Commercial lines of credit	27,810	3,731	31	23,179	54,751
Other lines of credit	53	2	-	282	337
Standby letters of credit	2,006	-	-	200	2,206
Total commitments	$29,869	$3,733	$609	$27,775	$61,986

Regulatory Capital Compliance

The Corporation owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; and a leverage ratio of 5.0% or higher.  At September 30, 2011, the Bank exceeded the “well capitalized” standards.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to		Tier-1 Risk-Based Capital to		Total Capital to
	Adjusted Tangible Assets		Risk-Weighted Assets		Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2011
Bank:
Regulatory capital	$85,881	9.29%	$85,881	11.32%	$94,403	12.44%
Adequately capitalized requirement	36,995	4.00%	30,354	4.00%	60,709	8.00%
Well capitalized requirement	46,244	5.00%	45,531	6.00%	75,886	10.00%
Consolidated regulatory capital	86,411	9.35%	86,411	11.31%	94,933	12.43%

December 31, 2010
Bank:
Regulatory capital	$82,784	10.29%	$82,784	14.03%	$90,180	15.28%
Adequately capitalized requirement	32,183	4.00%	23,608	4.00%	47,216	8.00%
Well capitalized requirement	40,229	5.00%	35,415	6.00%	59,020	10.00%
Consolidated regulatory capital	83,711	10.41%	83,711	14.07%	91,167	15.32%

September 30, 2010
Bank:
Regulatory capital	$81,295	10.15%	$81,295	14.01%	$88,573	15.26%
Adequately capitalized requirement	32,039	4.00%	23,214	4.00%	46,428	8.00%
Well capitalized requirement	40,048	5.00%	34,821	6.00%	58,035	10.00%
Consolidated regulatory capital	82,299	10.28%	82,299	14.23%	89,555	15.48%

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

PACIFIC PREMIER BANCORP, INC.,

November 10, 2011	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 10, 2011	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.