Form 10-K
period 2011-12-31
PACIFIC PREMIER BANCORP INC
filed 2012-03-30
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $62,291,795 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2011, the last business day of the most recently completed second fiscal quarter.

As of March 30, 2012, the Registrant had 10,329,934 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof.

 INDEX

PART I
ITEM 1.  BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B.  UNRESOLVED STAFF COMMENTS
ITEM 2.  PROPERTIES
ITEM 3.  LEGAL PROCEEDINGS
ITEM 4. MINE SAFETY DISCLOSURES

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

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and registered as a banking holding company under the Bank Holding Company Act of 1956, as amended ("BHCA”), for Pacific Premier Bank, a California state-chartered commercial bank.  The Bank is subject to examination and regulation by the Federal Reserve, the California Department of Financial Institutions (the “DFI”), and by the Federal Deposit Insurance Corporation (the “FDIC”).

We conduct business throughout Southern California from our nine locations in the counties of Los Angeles, Orange, Riverside and San Bernardino.  We operate depository branches in the cities of Palm Desert, Palm Springs, San Bernardino, Seal Beach, Huntington Beach, Los Alamitos, Costa Mesa and Newport Beach, California.  Our corporate headquarters are located in Costa Mesa, California.

We provide banking services within our targeted markets in Southern California to businesses and consumers in the communities we serve.  Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, home equity lines of credit and consumer loans.    At December 31, 2011, we had consolidated total assets of $961.1 million, net loans of $730.1 million, total deposits of $828.9 million, and consolidated total stockholders’ equity of $86.8 million.  At December 31, 2011, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Acquisition of Canyon National Bank

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the FDIC as receiver for Canyon National (the “Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011 (the “Agreement”). Canyon National was the wholly owned subsidiary of Canyon Bancorp and was a national bank headquartered in Palm Springs, California with three branches in Palm Springs and Palm Desert, California.  Neither the Company nor the Bank acquired any assets or assumed any liabilities of Canyon Bancorp.  The three branches of Canyon National all became branches of the Bank upon consummation of the Canyon National Acquisition.  The transaction was structured as a whole bank purchase and assumption without a loss sharing agreement.  The Bank participated in a competitive bid process with the FDIC.  The FDIC accepted Pacific Premier’s bid, which included an asset discount bid of $27.9 million and no deposit premium.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of other real estate owned, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 820: Fair Value Measurements and Disclosures. Although the foregoing fair value amounts were subject to change for up to one year after the closing date of the Canyon National Acquisition, there was no additional information relative to closing date fair values that warranted any changes.  Final settlement with the FDIC took place in the third quarter of 2011.

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

The first two phases of our strategic plan were completed in 2002 and 2004, respectively. Our transition to a commercial banking platform began in 2005 as we recruited experienced business bankers from other regional and national commercial banks. These business bankers helped us to introduce new credit and deposit products as well as on-line banking and cash management services. This in turn allowed us to begin to capture small and middle market business customers in our market. Our transition to a commercial banking platform is relatively complete although we continue to emphasize retention and growth in business banking relationships within the Southern California market.

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

    Expansion through Acquisitions. The consolidation and turmoil in the banking industry has created an opportunity in our markets to expand the Bank’s franchise through acquisitions. Many banks have been negatively impacted by the sluggish economic environment, which we expect will lead to the continued consolidation and elimination of certain of our competitors. We intend to take advantage of this opportunity over the next couple of years by pursuing whole bank acquisitions of all or certain parts of failing banks, either through FDIC-assisted transactions or through traditional merger and acquisitions opportunities consistent with this strategy, in February 2011, we completed the acquisition of Canyon National from the FDIC.

    Expansion through Organic Growth. The industry wide consolidation and turmoil is also creating opportunities to acquire new business banking customers. Profitable businesses are not having their needs met either from a service level or credit availability basis and we intend to convert these businesses into customers of the Bank. We believe customer relationships are built through a series of consistently executed experiences in both routine transactions and higher value interactions. Our business bankers are focused on developing long term relationships with business owners, professionals, entrepreneurs, and non-profit organizations through consistent and frequent contact. Additionally, our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within the local communities we serve.

    Diversifying our Deposit and Loan Portfolios. We believe franchise value is created through growth in low cost transaction accounts, principally business and consumer checking accounts.  Customers that utilize checking accounts and the Banks other related products and services become our most valuable relationships though out ability to reduce interest costs associated with the accounts and in turn generate greater fee income.  We also believe it is important to diversify our loan portfolio in order to better manage credit, concentration and interest rate risks.  We seek to increase the amount of owner occupied commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, SBA loans and other loan products that will lead to further diversification within the portfolio.

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

Lending Activities

General.  In 2011, we maintained our commitment to a high level of credit quality in our lending activities.  We expanded our efforts to diversify our loan portfolio and focused our efforts on meeting the financial needs of qualified individuals and local businesses.  These expanded efforts included an increased focus on the origination of warehouse repurchase facilities to qualified mortgage bankers operating principally in California.  The Company offers a full complement of flexible and structured loan products tailored to meet the needs of our customers.

During 2011, we made or purchased loans to borrowers secured by real property and business assets located principally in Southern California, our market area.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  The Company has generally ceased or placed less of an emphasis on originating loans secured by multi-family, commercial non-owner occupied real estate or land, although such loans continue to make up a substantial portion of our loan portfolio. We maintain an internal lending limit below our $24.5 million legal lending limit for secured loans and $14.7 million for unsecured loans as of December 31, 2011.  During 2011, we originated or purchased $69.2 million of owner occupied commercial real estate loans, $62.8 million of warehouse facilities, $61.7 million of C&I loans, $58.1 million of commercial non-owner occupied real estate loans, $35.1 million of single family real estate loans, $22.0 million of other loans, $9.4 million of land loans, $7.4 million of multi-family real estate loans, $5.6 million of construction loans, and $4.3 million of SBA loans.  At December 31, 2011, we had $739.2 million in total gross loans outstanding.

Multi-family Real Estate Lending.  Although we were not an active multi-family lender in 2011, on occasion, we originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  Pursuant to our underwriting policies, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  As part of our desired strategy to diversify the loan portfolio, we substantially reduced the origination of multi-family real estate loans beginning in late 2007.  Historically, we have managed our concentration in multi-family real estate loans by selling excess loan production. However, in recent periods, the level of loan sales has decreased significantly due to dislocations in the credit markets. Multi-family loan sales remain a strategic option for us.  At December 31, 2011, we had $193.8 million of multi-family real estate secured loans, constituting 26.2% of our loan portfolio.

Commercial Non-Owner Occupied Real Estate Lending.  Although we were not an active commercial non-owner occupied real estate lender in 2011, on occasion, we originate and purchase loans that are not occupied by the borrower and are secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  Pursuant to our underwriting policies, commercial non-owner occupied real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  At December 31, 2011, we had $164.3 million of commercial non-owner occupied real estate secured loans, constituting 22.2% of our loan portfolio.

One-to-Four Family Real Estate Lending.  We participate in single family lending on occasion through purchases to diversify our portfolio; and, in keeping with the Company’s strategy of offering a full complement of loan products to customers, we have occasionally funded home loans to banking customers.  In 2012 we anticipate expanding our one-to-four family lending activities.  When we do originate or purchase loans we do not engage in Alt-A or subprime lending.  The Company’s portfolio of one-to-four family loans at December 31, 2011 totaled $60.0 million, constituting 8.1% of our loan portfolio, of which $50.7 million consists of loans secured by first liens on real estate and $9.3 million, consists of loans secured by second or junior liens on real estate.

Commercial Owner Occupied Business Lending.  We originate and purchase loans secured by commercial owner occupied real estate, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We will also, from time to time, make a loan secured by a special purpose property, such as a gas station.  Pursuant to our underwriting policies, commercial owner occupied real estate loans may be made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the collateral property. Loans are generally made for terms up to 15 years with amortization periods up to 30 years.  At December 31, 2011, we had $152.3 million of commercial owner occupied real estate secured loans, constituting 20.6% of our loan portfolio.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2011, C&I loans totaled $86.7 million, constituting 11.7% of our loan portfolio, and had additional commitments to extend credit of $41.3 million.

Warehouse Repurchase Facilities.  We originate warehouse repurchase facilities to qualified mortgage bankers operating principally in California.  These facilities provide short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sells us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrite and monitor the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchase only conforming/conventional (FNMA, FHLMC) and government guaranteed (FHA, VA and USDA) credits, and only after thorough due diligence including sophisticated fraud checks.  At December 31, 2011, warehouse loans totaled $67.5 million constituting 9.1% of our loan portfolio, and had additional commitments to extend credit of $25.2 million.

SBA Lending.  The Company is approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords the Company a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), Express, Patriot Express and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2011, we had $4.7 million of SBA loans, constituting 0.7% of our loan portfolio.

Other Loans.  We originate other consumer loan products, generally for banking customers only, which consist primarily of savings account loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2011, we had $3.4 million in other loans that represented 0.5% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans as well as the deposit balances the borrower maintains with us.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate, while warehouse repurchase facilities are priced over the London Inter-Bank Offered Rate ("LIBOR").  Commercial real estate loans are typically 3, 5, 7, or 10-year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the non-owner occupied real estate loans originated by the Company in 2011 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all non-owner occupied commercial real estate loans also include prepayment penalties.

Lending Risks on Our Loans.  Lending risks vary by the type of loan extended.  In our C&I and SBA lending activities, collectability of the loans may be adversely affected by risks generally related to small and middle market businesses, such as:

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

In our warehouse repurchase facilities, performance is generally driven by the routine operation of the secondary market for one-to-four family mortgage loans.  Primary risks include:

•	The financial and operational health of the GSE agencies (FNMA and FHLMC);
•	The ongoing commitment of U.S. Government agencies (FHA, VA and USDA) to the one-to-four family mortgage market;
•	Major interest rate shocks; and
•	Widespread loan fraud on the part of one of our counterparties.

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

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2011, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

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

Subject to the above standards, our board of directors delegates authority and responsibility to management for loan approvals of up to $1.5 million for all loans secured by real estate and up to $500,000 for loans not secured by real estate.  Loan approvals at the management level require the approval of at least two members of our Management Loan Committee, consisting of our President and Chief Executive Officer, Chief Credit Officer, and Chief Banking Officer.  All loans in excess of $1.5 million, including total aggregate borrowings by one borrower in excess of $1.5 million, and any loan in excess of $500,000 not secured by real estate, require a majority approval of our board’s Credit Committee, which is comprised of three directors, including our President and Chief Executive Officer.

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

Our portfolio management operations are designed to ensure that management and the board of directors has timely and comprehensive information regarding the performance of our loan portfolio.  This information provides an essential leading indicator of potential performance issues prior to loan payment delinquency.  For each of the Company’s non-homogeneous loans, our Portfolio Managers collect financial information from borrowers and guarantors in order to conduct a detailed loan review in accordance with our policies, generally annually or more often as appropriate, but in no case less than biennially.  The Portfolio Managers also visit properties and businesses on a periodic basis to perform inspections of our collateral and associated revenue-generating activities of borrowers.  In conjunction with the loan review process, all loans in the portfolio are assigned a risk grade that, among other purposes, factors into the Company’s allowance for loan and lease loss calculations.

When payments are not received by their contractual due date, collection efforts are initiated by our loss mitigation personnel.  Accounts past-due by more than 10 days are assigned to our collector for comprehensive payment collection efforts.  Our Portfolio Managers conduct an evaluation of all loans 90 days or more past due or otherwise identified as impaired by obtaining an estimate of value on the underlying collateral and an analysis of such collateral.  The evaluation may result in our partial or complete charge off of the loan, but collection efforts still continue.  Portfolio Managers also conduct discussions with borrowers in order to identify whether alternatives to foreclosure exist.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the Portfolio Managers will carry out the foreclosure process, including any associated judicial legal actions.

Loan Portfolio Composition.  At December 31, 2011, our net loans receivable held for investment totaled $730.1 million and we had no loans receivable held for sale.  The types of loans that the Company may originate are subject to federal and state law.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2011			2010			2009
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$193,830	26.2%	6.0%	$243,584	42.9%	6.2%	$278,744	48.4%	6.2%
Commercial non-owner occupied	164,341	22.2%	6.6%	130,525	22.9%	6.7%	149,577	26.0%	6.8%
One-to-four family (1)	60,027	8.1%	5.1%	20,318	3.6%	5.4%	8,491	1.5%	8.3%
Land	6,438	0.9%	5.8%	-	0.0%	0.0%	-	0.0%	0.0%
Business loans:
Commercial owner occupied (2)	152,299	20.6%	6.6%	113,025	20.0%	6.6%	103,019	17.9%	7.1%
Commercial and industrial	86,684	11.7%	5.8%	42,077	7.5%	6.3%	31,109	5.4%	7.0%
Warehouse facilities	67,518	9.1%	5.4%	12,610	2.2%	6.1%	-	0.0%	0.0%
SBA	4,727	0.7%	6.0%	4,088	0.7%	5.9%	3,337	0.5%	5.7%
Other loans	3,390	0.5%	7.6%	1,417	0.2%	4.5%	1,991	0.3%	1.3%
Total gross loans	739,254	100.0%	6.1%	567,644	100.0%	6.4%	576,268	100.0%	6.6%
Less loans held for sale	-			-			-
Total gross loans held for investment	739,254			567,644			576,268
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	(665)			(3,227)			(779)
Allowance for loan losses	(8,522)			(8,879)			(8,905)
Loans held for investment, net	$730,067			$555,538			$566,584

	At December 31,
	2008			2007
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$287,592	45.7%	6.3%	$341,263	54.5%	6.8%
Commercial non-owner occupied	163,428	26.0%	7.0%	142,134	22.7%	7.2%
One-to-four family (1)	9,925	1.6%	8.8%	13,080	2.1%	8.6%
Construction	2,733	0.4%	8.0%	2,048	0.3%	7.8%
Land	2,550	0.4%	9.5%	5,389	0.9%	11.9%
Business loans:
Commercial owner occupied (2)	112,406	17.9%	7.1%	57,614	9.2%	7.6%
Commercial and industrial	43,235	6.9%	6.8%	50,992	8.1%	8.1%
SBA	4,942	0.8%	6.3%	13,995	2.2%	8.5%
Other loans	1,956	0.3%	2.3%	177	0.0%	8.6%
Total gross loans	628,767	100.0%	6.7%	626,692	100.0%	7.2%
Less loans held for sale	668			749
Total gross loans held for investment	628,099			625,943
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	252			769
Allowance for loan losses	(5,881)			(4,598)
Loans held for investment, net	$622,470			$622,114

(1) Includes second trust deeds.
(2) Secured by real estate

Loan Portfolio Characteristics.  In general, the Company does not require regular updates of collateral valuations for non-homogeneous loans that are not classified as potential problem or problem loans.  However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as potential problem or problem loans at least every twenty-four months.  Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss (“ALLL”) policy.  Market values may be substantiated by obtaining an appraisal or an appropriate evaluation by the Company’s Chief Appraiser. At December 31, 2011, 14% of multi-family, 25% of commercial non-owner occupied and 32% of commercial owner occupied loans had current updated collateral valuations within the last twenty-four months.

The following table sets forth by loan category our average loan size, months of seasoning, loan-to-value ratio (the proportion of the principal amount of the loan to the most current market value of the collateral property) and debt coverage ratio (the proportion of the property's annual net operating income to its annual debt service, which includes principal and interest payments) at the date indicated.

	At December 31, 2011
	Average
	Loan Size	Seasoning (months)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Real estate loans:
Multi-family	$972	62	69%	1.21
Commercial non-owner occupied	1,068	55	60%	1.35
One-to-four family	187	38	58%	N/A
Land	358	53	48%	N/A
Business loans:
Commercial owner occupied	643	56	62%	N/A
Commercial and industrial	265	35	N/A	N/A
Warehouse facilities	8,440	13	N/A	N/A
SBA	135	23	N/A	N/A
Other loans	10	25	N/A	N/A

Loan Maturity. For our commercial real estate and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential payoff issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2011, we had $58.6 million or 7.9% of total gross loans held for investment that were due to mature in one year or less, primarily in our C&I loan category totaling of $51.1 million.

The following table does not reflect prepayment assumptions, but rather shows the contractual maturity of the Company's loans at the date indicated:

	At December 31, 2011
	Multi- Family	Commerical Non Owner Occupied	One-to-Four Family	Commercial Owner Occupied	Commercial and Industrial	Warehouse	Land	SBA	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$572	$2,597	$869	$2,790	$51,097	$-	$165	$32	$495	$58,617
More than one year to three years	739	3,093	1,522	6,231	9,800	-	1,751	820	156	24,112
More than three years to five years	3,358	59,855	6,326	20,866	6,084	-	1,754	489	471	99,203
More than five years to 10 years	5,050	66,956	5,400	48,800	14,376	67,518	2,246	1,614	106	212,066
More than 10 years to 20 years	3,197	16,167	8,550	36,631	5,307	-	522	-	1,822	72,196
More than 20 years	180,914	15,673	37,360	36,981	20	-	-	1,772	340	273,060
Total gross loans	193,830	164,341	60,027	152,299	86,684	67,518	6,438	4,727	3,390	739,254
Plus (less) for
Deferred loan origination (fees) costs	(174)	(148)	(54)	(137)	(78)	(61)	(6)	(4)	(3)	(665)
Allowance for loan losses (allocated)	(2,536)	(1,400)	(654)	(1,096)	(2,727)	-	-	(89)	(20)	(8,522)
Total loans, net	191,120	162,793	59,319	151,066	83,879	67,457	6,432	4,634	3,367	730,067
Loans held for sale, net	-	-	-	-	-	-	-	-	-	-
Loans held for investment, net	$191,120	$162,793	$59,319	$151,066	$83,879	$67,457	$6,432	$4,634	$3,367	$730,067

    The following table sets forth at December 31, 2011 the dollar amount of gross loans receivable contractually due after December 31, 2012 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2011
	Loans Due After December 31, 2012
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Multi-family	$1,469	$191,789	$193,258
Commercial non-owner occupied	28,603	133,141	161,744
One-to-four family	9,472	49,686	59,158
Land	2,247	4,026	6,273
Business loans:
Commercial owner occupied	68,763	80,746	149,509
Commercial and industrial	7,391	28,196	35,587
Warehouse facilities	-	67,518	67,518
SBA	1,818	2,877	4,695
Other loans	2,824	71	2,895
Total gross loans	$122,587	$558,050	$680,637

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Beginning balance of gross loans	$567,644	$576,268	$628,767	$626,692	$607,618
Loans originated:
Real estate loans:
Multi-family	4,318	-	494	34,166	311,236
Commercial non-owner occupied	18,140	-	-	33,058	23,040
One-to-four family	6,085	-	200	250	341
Business loans:
Commercial owner occupied	1,838	600	365	5,375	17,208
Commercial and industrial	33,209	28,030	4,249	17,512	37,705
Warehouse facilities	62,750	35,500	-	-	-
SBA	4,309	2,322	1,150	907	14,209
Other loans	65	5,183	958	1,215	2,992
Total loans originated	130,714	71,635	7,416	92,483	406,731
Loans purchased:
Multi-family	3,075	-	4,051	4,577	-
Commercial non-owner occupied	39,963	2,579	-	9,305	-
Commercial owner occupied	67,359	26,380	-	53,710	-
Commercial and industrial	28,536	745	-	-	-
One-to-four family	28,987	-	-	-	-
Construction	5,592	-	-	-	2,750
Land	9,414	-	-	-	-
Other loans	21,995	9,884	-	-	-
Total loans purchased	204,921	39,588	4,051	67,592	2,750
Total loan production	335,635	111,223	11,467	160,075	409,481
Total	903,279	687,491	640,234	786,767	1,017,099
Plus (less) for:
Principal repayments	(100,671)	(61,983)	(56,808)	(161,352)	(149,550)
Change in Canyon National mark-to-market discount	3,233	-	-	-	-
Change in undisbursed loan funds	(15,377)	(21,984)	4,701	10,854	-
Sales of loans	(42,201)	(29,977)	(2,515)	(6,235)	(239,396)
Charge-offs	(4,014)	(2,339)	(4,811)	(1,174)	(701)
Transfer to other real estate owned	(4,995)	(3,564)	(4,533)	(93)	(760)
Total gross loans	739,254	567,644	576,268	628,767	626,692
Less ending balance loans held for sale, gross	-	-	-	668	749
Ending balance loans held for investment, gross	$739,254	$567,644	$576,268	$628,099	$625,943

Delinquent Loans. When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2011, loans delinquent 60 or more days as a percentage of total gross loans was 0.68%, up from 0.54% at year-end 2010.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2011
Real estate loans:
Commercial non-owner occupied	1	$434	-	$-	3	$1,244	4	$1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Business loans:
Commercial owner occupied	-	-	-	-	3	919	3	919
Commercial and industrial	1	12	-	-	4	1,057	5	1,069
SBA	1	49	1	113	8	665	10	827
Other	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At December 31, 2010
Real estate loans:
Commercial non-owner occupied	2	$617	-	$-	-	$-	2	$617
One-to-four family	3	402	1	17	1	20	5	439
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225	4	2,409
SBA	-	-	-	-	7	846	7	846
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,150	-	$-	3	$2,073	4	$5,223
Commercial non-owner occupied	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	44	-	-	4	97	7	141
Business loans:
Commercial owner occupied	-	-	-	-	2	996	2	996
SBA	1	69	1	52	3	463	5	584
Other	1	18	-	-	-	-	1	18
Total	7	$3,975	1	$52	13	$5,480	21	$9,507
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

At December 31, 2008
Real estate loans:
Multi-family	-	$-	-	$-	1	$350	1	$350
Commercial non-owner occupied	1	1,062	1	317	1	638	3	2,017
One-to-four family	4	129	2	32	8	637	14	798
Land	-	-	-	-	1	2,550	1	2,550
Business loans:
SBA	1	216	-	-	2	127	3	343
Total	6	$1,407	3	$349	13	$4,302	22	$6,058
Delinquent loans to total gross loans		0.22%		0.06%		0.68%		0.96%

At December 31, 2007
Real estate loans:
Commercial non-owner occupied	1	$641	1	$641	1	$3,125	3	$4,407
One-to-four family and other loans	8	251	15	719	7	284	30	1,254
Business loans:
Commercial and industrial	2	208	3	458	-	-	5	666
SBA	2	119	5	804	-	-	7	923
Total	13	$1,219	24	$2,622	8	$3,409	45	$7,250
Delinquent loans to total gross loans		0.19%		0.42%		0.54%		1.16%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Allowance for Loan Losses.  We maintain an ALLL to absorb losses inherent in the loans held for investment portfolio at the balance sheet date.  Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses.  The ALLL is reported as a reduction of loans held for investment.  The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.  Loans held for sale are carried at the lower of amortized cost or fair value.  Net unrealized losses, if any, are recorded in current earnings.

The federal banking agencies adopted an interagency policy statement on the ALLL. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances.  Generally, the policy statement recommends that institutions establish and maintain effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets.  The Bank’s Chief Credit Officer has responsibility for identifying and reporting problem assets to the Bank’s Credit and Investment Review Committee (“CIRC”), which operates pursuant to the board-approved CIRC policy.  The policy incorporates the regulatory requirements of monitoring and classifying all of our assets.

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk categories.  We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time.  Currently, we designate our assets into a category of “Pass”, “Special Mention”, “Substandard” or “Loss.”  A brief description of these classifications follows:

•	Pass classifications represent assets with a level of credit quality which contain no well-defined deficiency or weakness.
•
Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiency or potential weaknesses deserving management’s close attention.

•
Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Other real estate owned (“OREO”) acquired from foreclosure is also classified as substandard.

•
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

The Company’s CIRC reviews the Chief Credit Officer’s recommendations for classifying our assets quarterly and reports the results of our review to the board of directors. At December 31, 2011, we had $23.6 million of assets classified as substandard, compared to $20.6 million at December 31, 2010.  The increase primarily consists of $3.3 million of loans and $1.2 million of OREO, partially offset by a decrease in securities classified as substandard of $1.5 million.

The following tables set forth information concerning substandard assets at the dates indicated:

	At December 31, 2011
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$4,067	5	$-	-	$--	--	$4,067	5
Commercial non-owner occupied	3,614	8	341	1	--	--	3,955	9
One-to-four family	2,342	13	212	2	--	--	2,554	15
Land	52	1	678	4	--	--	730	5
Business loans:
Commercial owner occupied	7,635	17	-	-	--	--	7,635	17
Commercial and industrial	2,197	13	-	-	--	--	2,197	13
SBA	179	13	-	-	--	--	179	13
Other	38	1	-	-	--	--	38	1
Securities	--	--	--	--	2,229	53	2,229	53
Total substandard assets	$20,124	71	$1,231	7	$2,229	53	$23,584	131

	At December 31, 2010
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$4,153	5	$-	-	$--	--	$4,153	5
Commercial non-owner occupied	5,435	8	-	-	--	--	5,435	8
One-to-four family	495	9	34	1	--	--	529	10
Business loans:
Commercial owner occupied	4,476	7	-	-	--	--	4,476	7
Commercial and industrial	1,139	5	-	-	--	--	1,139	5
SBA	1,132	11	-	-	--	--	1,132	11
Securities	--	--	--	--	3,781	52	3,781	52
Total substandard assets	$16,830	45	$34	1	$3,781	52	$20,645	98
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

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using our trailing twelve-month and annualized trailing six-month actual charge-off data for all loan types except (1) loans fully secured by cash deposits, the guaranteed portion of SBA loans and FHA/VA guaranteed 1st trust deed loans, for which there is no loss exposure, (2) certain loan segments for which we have no recent loss experience and for which we rely on charge-off data for all FDIC insured commercial banks and savings institutions based in California, and (3) negative deposit accounts.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

As of December 31, 2011, the allowance for loan losses totaled $8.5 million, down $400,000 from December 31, 2010 and December 31, 2009.  At December 31, 2011, the allowance for loan losses as a percent of nonperforming loans was 139.9%, compared with 270.9% at December 31, 2010 and 88.9% at December 31, 2009.  At December 31, 2011, the allowance for loan losses as a percent of gross loans was 1.15%, down from 1.56% at December 31, 2010 and 1.55% at December 31, 2009.  The decrease in the current year ratio was primarily related to the Canyon National Acquisition that added a substantial amount of loans to the portfolio at a fair market value discount, which included a credit valuation component not included in the ALLL.  At December 31, 2011, management deems the ALLL to be sufficient to provide for inherent losses within the loan portfolio.

The following table sets forth the activity in the Company’s allowance for loan losses for the periods indicated:

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	8,879	8,905	5,881	4,598	3,543
ALLL Transfer In *	-	-	-	8	-
Provision for loan losses	3,255	2,092	7,735	2,241	1,651
Charge-offs:
Real estate:
Multi-family	489	334	1,527	-	-
Commercial non-owner occupied	43	512	317	-	-
One-to-four family	1,408	123	125	226	101
Land	164	-	-	-	-
Business loans:
Commercial owner occupied	307	264	59	-	-
Commercial and industrial	1,285	708	1,409	-	-
SBA	90	398	906	948	600
Other loans	228	-	468	-	-
Total charge-offs	4,014	2,339	4,811	1,174	701
Recoveries:
Real estate:
One-to-four family	142	40	26	88	103
Land	23	-	-	-	-
Business loans:
Commercial and industrial	9	13	4	-	-
SBA	211	154	31	-	-
Other loans	17	14	39	120	2
Total recoveries	402	221	100	208	105
Net loan charge-offs	3,612	2,118	4,711	966	596
Balance at end of period	$8,522	$8,879	$8,905	$5,881	$4,598

Ratios
Net charge-offs to average net loans	0.53%	0.39%	0.79%	0.16%	0.10%
Allowance for loan losses to gross loans at end of period	1.15%	1.56%	1.55%	0.94%	0.73%

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

The following table sets forth the Company’s allowance for loan losses and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2011			2010			2009
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Real estate loans:
Multi-family	$2,281	26.2%	1.18%	$2,729	42.9%	1.12%	$3,386	48.4%	1.21%
Commercial non-owner occupied	1,287	22.2%	0.78%	1,580	22.9%	1.21%	1,602	26.0%	1.07%
One-to-four family	931	8.1%	1.55%	332	3.6%	1.63%	272	1.5%	3.20%
Land	39	0.9%	0.61%	-	0.0%	0.00%	-	0.0%	0.00%
Business loans:
Commercial owner occupied	1,119	20.6%	0.73%	1,687	20.0%	1.49%	907	17.9%	0.88%
Commercial and industrial	1,361	11.7%	1.57%	2,018	7.5%	4.80%	2,410	5.4%	7.75%
Warehouse facilities	1,347	9.1%	2.00%	338	2.2%	2.68%	-	0.0%	0.00%
SBA	80	0.7%	1.69%	145	0.7%	3.55%	326	0.5%	9.77%
Other Loans	77	0.5%	2.27%	50	0.2%	3.53%	2	0.3%	0.10%
Total	$8,522	100.0%	1.15%	$8,879	100.0%	1.56%	$8,905	100.0%	1.55%

	At December 31,
	2008			2007
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Real estate loans:
Multi-family	$1,958	45.7%	0.68%	$1,718	54.5%	0.50%
Commercial non-owner occupied	1,373	26.0%	0.84%	1,349	22.7%	0.95%
One-to-four family	231	1.6%	2.33%	197	2.1%	1.51%
Construction	78	0.4%	2.85%	24	0.3%	1.17%
Land	-	0.4%	0.00%	-	0.9%	0.00%
Business loans:
Commercial owner occupied	935	17.9%	0.83%	296	9.2%	0.51%
Commercial and industrial	1,123	6.9%	2.60%	765	8.1%	1.50%
SBA	177	0.8%	3.58%	247	2.2%	1.76%
Other Loans	6	0.3%	0.31%	2	0.0%	1.13%
Total	$5,881	100.0%	0.94%	$4,598	100.0%	0.73%

The following table sets forth the allowance for loan losses amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)
Allocated allowance	$8,522	100.0%	$8,832	99.5%	$8,905	100.0%	$5,881	100.0%	$4,598	100.0%
Specific allowance	-	0.0%	47	0.5%	-	0.0%	-	0.0%	-	0.0%
Total	$8,522	100.0%	$8,879	100.0%	$8,905	100.0%	$5,881	100.0%	$4,598	100.0%

Investment Activities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities.  Specifically, our policies limit investments to U.S. government securities, federal agency-backed securities, non-government guaranteed mortgage-backed securities (“MBS”), municipal bonds, and corporate bonds.

Our investment securities portfolio amounted to $128.1 million at December 31, 2011, as compared to $168.4 million at December 31, 2010, representing a 23.9% decrease.  As of December 31, 2011, the portfolio consisted of $88.8 million in government sponsor enterprises (“GSE”) MBS, $24.1 million in municipal bonds, $2.5 million of private label MBS, $162,000 in U.S. Treasuries,  $10.5 million of FHLB stock, and $2.0 million of stock of the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”).  In addition, $37.0 million of the GSE securities have been pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements.

All of our $24.1 million municipal bond securities in our portfolio have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s AA- rating or better.  The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company has reduced its exposure to any single adverse event by holding securities from geographically diversified municipalities.  We are continually monitoring the quality of our municipal bond portfolio in light of the current financial conditions.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

In June 2008, the Company redeemed its shares in two AMF mutual funds it owned and received a pro rata distribution in kind of the securities held by the mutual funds.  The managers of the mutual funds had limited redemptions to payment-in-kind only and did not permit the owners of the funds to redeem their shares for cash. In aggregate, the Company received cash of $2.9 million and 160 securities with a market value totaling $21.3 million. The Company’s redemption of its shares in the mutual funds resulted in a charge to earnings of approximately $3.6 million (pre-tax).  The charge is the difference between the total purchase price of $27.7 million, paid by the Company for the mutual funds and the market value of the cash and securities of $24.1 million at the close of business on June 18, 2008, which is the date the Company redeemed its shares in the mutual funds. For 2011, the Company took OTTI charges of $617,000, compared with $1.1 million in 2010 and $2.0 million in 2009, all of which for both years were related to the private label MBS received from these mutual funds.

Below is a table of our securities by security type further separated by rating agency grade at the date indicated:

		At December 31, 2011
Security Type	Ratings	Number	Face Value	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
		(dollars in thousands)

U.S. Treasury	AAA	2	$146	$147	$162	$15
Municipal bonds	AAA/AA	35	22,630	23,354	24,139	785
Government Sponsored Enterprise	AAA	69	85,502	88,469	88,816	347
Private Label:
Investment Grade	AAA	1	77	77	68	(9)
Investment Grade	AA-BBB	10	276	272	231	(41)
Non-investment Grade *	Below BBB	53	5,754	2,787	2,229	(558)
Total investment securities available for sale		170	$114,385	$115,106	$115,645	$539
* Non-investment grade includes all ratings below BBB.

The following table sets forth the amortized costs and fair values of the Company's investment securities available for sale and stock at the dates indicated:

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Investment securities available for sale
U.S. Treasury	$147	$162	$148	$159	$148	$154
Municipal bonds	23,354	24,139	20,555	19,759	17,918	17,965
Mortgage-backed securities *	91,605	91,344	135,944	135,176	108,300	105,288
Total investment securities available for sale	115,106	115,645	156,647	155,094	126,366	123,407
Stock
FHLB	10,456	10,456	11,315	11,315	12,731	12,731
Federal Reserve Bank	2,019	2,019	2,019	2,019	1,599	1,599
Total stock	12,475	12,475	13,334	13,334	14,330	14,330
Total securities	$127,581	$128,120	$169,981	$168,428	$140,696	$137,737
* GSE securities % of total investments for sale	76.8%	76.7%	83.2%	84.1%	79.4%	80.8%

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio and stock by contractual maturity at the date indicated.

	At December 31, 2011
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale
U.S. Treasury	$-	0.00%	$76	3.40%	$86	3.53%	$-	0.00%	$162	3.84%
Municipal bonds	-	0.00%	-	0.00%	1,261	3.72%	22,878	3.62%	24,139	3.75%
Mortgage-backed securities	-	0.00%	147	2.40%	77	4.45%	91,120	2.51%	91,344	2.51%
Total investment securities available for sale	-	0.00%	223	2.74%	1,424	3.74%	113,998	2.73%	$115,645	2.76%
Stock
FHLB	10,456	0.00%	-	0.00%	-	0.00%	-	0.00%	10,456	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	12,475	0.97%	-	0.00%	-	0.00%	-	0.00%	$12,475	0.97%
Total securities	$12,475	0.97%	$223	2.74%	$1,424	3.74%	$113,998	2.73%	$128,120	2.59%

Nonperforming Assets.  Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2011, we had $7.3 million of nonperforming assets, which consisted of $6.1 million of net nonperforming loans and $1.2 million of OREO.  At December 31, 2010, we had $3.3 million of nonperforming assets, which consisted of $3.3 million of nonperforming loans and $34,000 of OREO.

At December 31, 2011, OREO consisted of four land, one commercial real estate and two residential one-to-four family properties, compared to one residential one-to-four family property at December 31, 2010.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell. The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession. After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition. If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $243,000 in 2011, $264,000 in 2010 and $95,000 in 2009.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $413,000 in 2011, $600,000 in 2010 and $781,000 in 2009.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Nonperforming assets
Real estate loans:
Multi-family	$293	$-	$5,223	$350	$-
Commercial non-owner occupied	1,495	-	1,851	3,188	3,125
One-to-four family	323	27	107	637	284
Land	52	-	-	-	-
Business loans:
Commercial owner occupied	2,053	2,225	996	-	-
Commercial and industrial	1,177	54	955	-	-
SBA (1)	700	971	880	1,025	784
Total nonaccrual loans	6,093	3,277	10,012	5,200	4,193
Foreclosures in process	-	-	-	-	-
Specific allowance	-	-	-	-	-
Total nonperforming loans, net	6,093	3,277	10,012	5,200	4,193
Other real estate owned	1,231	34	3,380	37	711
Total nonperforming assets, net	$7,324	$3,311	$13,392	$5,237	$4,904

Allowance for loan losses	$8,522	$8,879	$8,905	$5,881	$4,598
Allowance for loan losses as a percent of total nonperforming loans, gross	139.87%	270.95%	88.94%	113.10%	109.48%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (2)	0.82%	0.58%	1.74%	0.83%	0.67%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.76%	0.40%	1.66%	0.71%	0.64%

(1) The SBA totals include the guaranteed amount, which was $311,000 as of December 31, 2011.
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

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our nine branch network in Southern California.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2011 were $828.9 million, compared to $659.2 million at December 31, 2010.  At December 31, 2011, certificates of deposit constituted 51.7% of total deposits, compared to 62.0% at the year-end 2010.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2011, the Company had $320.2 million of certificate of deposit accounts maturing in one year or less.

The Company relies primarily on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, the Company will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  During 2011, the Company allowed $1.9 million of wholesale deposits to run off so that at December 31, 2011, we had no wholesale or broker deposits.

The following table presents the deposit activity for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net deposits	$161,428	$30,962	$141,471
Interest credited on deposit accounts	8,209	9,544	20,135
Total increase in deposit accounts	$169,637	$40,506	$161,606

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2011			2010			2009
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$112,313	13.5%	0.00%	$47,229	7.2%	0.00%	$33,885	5.5%	0.00%
Interest bearing checking	63,620	7.7%	0.23%	21,137	3.2%	0.14%	22,406	3.6%	0.39%
Money market	132,509	16.0%	0.66%	113,333	17.2%	0.97%	77,687	12.6%	1.17%
Regular passbook	91,747	11.1%	0.50%	68,559	10.4%	0.96%	61,779	9.9%	1.33%
Total transaction accounts	400,189	48.3%	0.37%	250,258	38.0%	0.72%	195,757	31.6%	0.93%
Certificates of deposit accounts:
Less than 1.00%	87,191	10.5%	0.68%	46,528	7.1%	0.46%	30,867	5.0%	0.82%
1.00 - 1.99	263,241	31.8%	1.34%	172,974	26.2%	1.61%	91,207	14.7%	1.63%
2.00 - 2.99	73,744	8.8%	2.20%	186,173	28.2%	2.31%	292,689	47.3%	2.44%
3.00 - 3.99	1,464	0.2%	3.41%	984	0.1%	3.24%	3,427	0.6%	3.29%
4.00 - 4.99	1,380	0.2%	4.47%	1,097	0.2%	4.41%	3,463	0.6%	4.40%
5.00 - 5.99	1,668	0.2%	5.24%	1,226	0.2%	5.30%	1,324	0.2%	5.34%
Total certificates of deposit accounts	428,688	51.7%	1.39%	408,982	62.0%	1.82%	422,977	68.4%	2.18%
Total deposits	$828,877	100.0%	0.89%	$659,240	100.0%	1.40%	$618,734	100.0%	2.09%

The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	At December 31, 2011
	Less than 1.00%	1.00%- 1.99%	2.00%- 2.99%	3.00%- 3.99%	4.00%- 4.99%	5.00% and greater	Total	% of Total	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit accounts
Within 3 months	$17,665	$34,874	$8,177	$150	$-	$163	$61,029	14.2%	1.30%
4 to 6 months	13,334	55,707	47,984	-	568	537	118,130	27.6%	1.67%
7 to 12 months	40,538	95,868	4,117	59	309	187	141,078	32.9%	1.13%
13 to 24 months	14,344	74,822	1,850	472	501	211	92,200	21.5%	1.26%
25 to 36 months	608	1,177	459	138	-	58	2,440	0.6%	1.81%
37 to 60 months	162	764	11,056	631	-	278	12,891	3.0%	2.85%
Over 60 months	540	29	101	14	2	234	920	0.2%	1.30%
Total	$87,191	$263,241	$73,744	$1,464	$1,380	$1,668	$428,688	100.0%	1.39%

With the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) deposit insurance coverage was made unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts.  At December 31, 2011, the Company had $228.9 million in certificate accounts in amounts of greater than $100,000, and of that amount $47.4 million in certificate accounts in amounts of greater than $250,000 maturing as follows:

	At December 31, 2011
	$100,000 to $250,000			Greater than $250,000			Total Greater than $100,000
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)
Three months or less	$23,172	1.37%	2.80%	$7,126	1.35%	0.86%	$30,298	1.36%	3.66%
Over three months through 6 months	47,135	1.76%	5.69%	12,504	1.68%	1.51%	59,639	1.74%	7.20%
Over 6 months through 12 months	62,600	1.16%	7.55%	17,119	1.11%	2.07%	79,719	1.15%	9.62%
Over 12 months	48,576	1.41%	5.86%	10,633	1.32%	1.28%	59,209	1.39%	7.14%
Total	$181,483	1.41%	21.90%	$47,382	1.34%	5.72%	$228,865	1.40%	27.62%
Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $415.6 million as of December 31, 2011.  At December 31, 2011, the Company had no FHLB advances outstanding.  At December 31, 2010, the Company had two FHLB term advances outstanding totaling $40.0 million with a weighted average interest rate of 0.61% and a weighted average remaining maturity of 1.0 years. In conjunction with the liquidity received from the Canyon National Acquisition, these advances were paid off in the in first quarter of 2011.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $64.0 million with six correspondent banks to be utilized as business needs dictate.  Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs. As of December 31, 2011, we had no outstanding balance with any of our correspondent banks. Additionally, in 2008 the Company entered into three inverse putable reverse repurchase agreements (the “repurchase agreements”) totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2011 secured by GSE MBS totaling $37.0 million. The terms of each repurchase agreements is for 10 years with the buyers of the repurchase agreements having the option to terminate the repurchase agreements after the fixed interest rate period has expired. The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million repurchase agreement, 3.47% on the other $10.0 million repurchase agreement, and 3.45% on the $8.5 million repurchase agreement.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.15% as of December 31, 2011.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	-	40,000	63,000
Weighted average interest rate at end of year	0.00%	0.61%	4.90%
Average balance outstanding	$6,630	$38,178	$127,653
Weighted average interest rate during the year	0.80%	4.88%	4.77%
Maximum amount outstanding at any month-end during the year	35,000	63,000	150,000

Other borrowings
Balance outstanding at end of year	28,500	28,500	28,500
Weighted average interest rate at end of year	3.26%	3.04%	3.04%
Average balance outstanding	$28,500	$28,500	$28,500
Weighted average interest rate during the year	3.32%	3.08%	2.61%
Maximum amount outstanding at any month-end during the year	28,500	28,500	28,500

Debentures
Balance outstanding at end of year	10,310	10,310	10,310
Weighted average interest rate at end of year	3.15%	3.04%	3.03%
Average balance outstanding	$10,310	$10,310	$10,310
Weighted average interest rate during the year	3.01%	3.05%	3.57%
Maximum amount outstanding at any month-end during the year	10,310	10,310	10,310

Total borrowings
Balance outstanding at end of year	38,810	78,810	101,810
Weighted average interest rate at end of year	3.23%	1.81%	4.19%
Average balance outstanding	$45,440	$76,988	$166,463
Weighted average interest rate during the year	2.88%	3.97%	4.33%
Maximum amount outstanding at any month-end during the year	73,810	101,810	188,810

Subsidiaries

At December 31, 2011, we had two subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our balance sheet.

Personnel

As of December 31, 2011, we had 148 full-time employees and 1 part-time employee.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

Supervision And Regulation

General.  Bank holding companies, such as the Corporation, and banks, such as the Bank, are subject to extensive regulation and supervision by federal and state regulators.  Various requirements and restrictions under state and federal law affect our operations, including reserves against deposits, ownership of deposit accounts, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.  The following is a summary of certain statutes and rules applicable to us.  This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

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

Under changes made by the Dodd-Frank Act, a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank.  In order to fulfill its obligations as a source of strength, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank.  In addition, the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.  The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

In response to the economic events of the past few years, legislative and regulatory initiatives have been, and is likely to continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry.  We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws (“CFPB”).

•
Requires bank holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to engage in interstate bank acquisitions.

•
Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•
Made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increased the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

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

Incentive Compensation. Federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

Capital Requirements.  Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies.  These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Under federal regulations, bank holding companies and banks must meet the following risk-based capital requirements: a minimum ratio of 8% of total capital to risk-weighted assets, and a minimum ratio of 4% of Tier 1 capital to risk-weighted assets.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum ratio of 10% of total capital to risk-weighted assets, and a minimum ratio of 6% of Tier 1 capital to risk-weighted assets.  The regulatory capital requirements, as well as the actual capital ratios for the Corporation and the Bank as of December 31, 2011, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof. See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof.  As of December 31, 2011, the Corporation had a consolidated ratio of 12.80% of total capital to risk-weighted assets and a consolidated ratio of 11.69% of Tier 1 capital to risk-weighted assets and the Bank had a ratio of 12.81% of total capital to risk-weighted assets and a ratio of 11.68% of Tier 1 capital to risk-weighted assets.

Under federal regulations, “Tier 1 capital” is defined to include: common shareholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities. The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation. The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”  As of December 31, 2011, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital. Also, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

In addition to the risk-based guidelines described above, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum leverage ratio of 5%.  As of December 31, 2011, Corporation had a consolidated leverage ratio of 9.50% and the Bank had a leverage ratio of 9.44%.

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

Basel I, Basel II and Basel III Accords.  The current risk-based capital guidelines that apply to the Corporation and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% common equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

 Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

The Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. The Dodd-Frank Act requires the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement, which the agencies implemented as proposed, effective July 28, 2011. This final rule applies to large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more) and, therefore, will not have any immediate impact on the Corporation or the Bank.

Prompt Corrective Action Regulations. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank. An institution is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.  An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%.  A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.  A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.  An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.

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

As of December 31, 2011, the Bank was “well capitalized” according to the guidelines as generally discussed above.

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

The Bank's ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $12.4 million at December 31, 2011.

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

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC. Historically, the FDIC imposed insurance premiums based on the amount of deposits held and a risk matrix that takes into account, among other factors, a bank's capital level and supervisory rating.

Since the economic downturn of 2008, bank failures began to deplete the deposit insurance fund to unsustainable low levels.  Subsequently, the FDIC needed to restore the reserve ratios of the FDIC deposit insurance fund to safer operating levels in order to effectively run the FDIC and to manage the resolution of the failed banks.  In November 2009, in order to replenish the FDIC deposit insurance fund, the FDIC required   banks to prepay three years of FDIC insurance premiums to the FDIC in one upfront payment.  This payment was to be used over the prospective future three year period.  This additional cash inflow provided the FDIC with the necessary liquidity to operate effectively through the economic downturn.

Starting in April 2011, the total FDIC assessment rate for all financial institutions ranged from 2.5 basis points to 45 basis points of assessable deposits based on the risk category established for the bank by the FDIC.  The assessment rate for the Bank during 2011 was 8.5 basis points.

The amount of the Bank’s FDIC assessment prepayment was $3.9 million, which we paid on December 30, 2009. In addition, the FDIC imposed a special assessment on all depository institutions in the second quarter of 2009 totaling $360,000 for the Bank.

Additionally in 2008, as a result of the economic downturn and in an effort to strengthen confidence and encourage liquidity in the banking system, the FDIC temporarily increased the maximum amount of deposit insurance to $250,000 per customer and adopted a number of programs, including the Transaction Account Guarantee Program. Under Dodd-Frank Act, the $250,000 maximum amount was made permanent.

During 2011 with the implementation of the Dodd-Frank Act, the FDIC was required to amend its regulations to base the insurance assessment calculation on the average consolidated assets less average tangible equity of the insured institution.  Thus, this new FDIC assessment methodology is favorable to smaller community banks due to their smaller asset size.  However, the FDIC has indicated that that it may change the methodology of the deposit insurance premium to a more risk-based assessment in the future.  Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program our FDIC insurance premium expense was $809,000 for 2011, $1.3 million for 2010 and $1.4 million in 2009.

The Transaction Account Guarantee Program was originally setup in 2008 to guarantee the entire balance of non-interest bearing deposit transaction accounts through December 31, 2010. Institutions participating in the Transaction Account Guarantee Program were charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. This unlimited protection for noninterest-bearing transaction accounts was extended to December 31, 2012.  The cost to the Bank for participating in the Transaction Account Guarantee Program was $5,000 for 2011, $18,000 for 2010 and $1,000 for 2009.

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2011, the Bank’s limit on aggregate secured loans-to-one-borrower was $24.5 million and unsecured loans-to-one borrower was $14.7 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (the “SOX”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.  The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act, including us.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the IRS. For its 2011 and 2010 taxable years, the Company is subject to a maximum federal income tax rate of 34% and state income tax rate of 10.84%.

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

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or its customers, which could adversely affect the Company’s financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses.  We may also face the following risks in connection with these events:

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

As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and impairment charges on our investment securities. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business:

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

We have experienced increases in the levels of our nonperforming assets, loan charge-offs and provision for loan losses as a result of the Canyon National Acquisition. Our total nonperforming assets amounted to $7.3 million, or 0.76% of our total assets, at December 31, 2011, up from $3.3 million or 0.40% at December 31, 2010. We had $3.6 million of net loan charge-offs for 2011, up from $2.1 million in 2010. Our provision for loan losses was $3.3 million in 2011, up from $2.1 million in 2010. Additional increases in our nonperforming assets, loan charge-offs or provision for loan losses may have an adverse effect upon our future results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and liquid asset verifications. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. We create an allowance for estimated loan losses in our accounting records, based on analysis of the following:

•	Historical experience with our loans;
•	Industry historical losses as reported by the FDIC;
•	Evaluation of economic conditions;
•	Regular reviews of the quality, mix and size of the overall loan portfolio;
•	Regular reviews of delinquencies;
•	The quality of the collateral underlying our loans; and
•	The effect of external factors, such as competition, legal developments and regulatory requirements.

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

Continued deteriorating economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in Southern California. As a result of continued  difficult economic conditions, including state and local government deficits, in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. In addition, demand for our products and services may decline. The continued decline in the Southern California real estate market could hurt our business because the vast majority of our loans are secured by real estate located within Southern California. As of December 31, 2011, approximately 92% of our loans secured by real estate were located in Southern California. If real estate values continue to decline, especially in Southern California, the collateral for our loans provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2011, our commercial real estate loans amounted to $358.2 million, or 48.4% of our total loan portfolio, and our commercial business loans amounted to $239.0 million, or 32.3% of our total loan portfolio. At such date, our largest multiple borrower relationship was $22.0 million, our largest outstanding commercial business loan was $16.4 million and our largest outstanding commercial real estate loan was $11.2 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle. Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to nonperforming assets and higher loan administration costs. We generally do not record interest income on nonperforming loans or OREO, which adversely affects our income.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile. While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in nonperforming assets.

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

At December 31, 2011, $115.6 million of our securities were classified as available-for-sale. At such date, the aggregate net unrealized gain on our available-for-sale securities were $539,000. We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2011, we reported a non-cash, OTTI charge of $617,000 on our securities portfolio. We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future. In addition, as a condition to membership in the FHLB of San Francisco, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2011, we had stock in the FHLB of San Francisco totaling $10.5 million. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. For the year ended December 31, 2011, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that are anticipated to effect our operations include:

•	Changes to regulatory capital requirements;
•	Creation of new government regulatory agencies, including the CFPB;
•	Changes in insured depository institution regulations and assessments; and
•	Mortgage loan origination and risk retention.

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

We expect to face increased regulation and supervision of our industry as a result of the recent financial crisis. The affects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

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

On February 11, 2011, we completed the acquisition of assets and assumption of deposits and liabilities of Canyon National from the FDIC.  We acquired the assets and assumed the liabilities of Canyon National without entering into a loss sharing agreement with the FDIC.  In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with additional opportunities to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions.  The Canyon National Acquisition and any future acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because FDIC-assisted transactions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions. The risks related to the Canyon National Acquisition and other future FDIC-assisted transactions include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We may not be successful in overcoming these risks or any other problems encountered in connection with the Canyon National Acquisition or other future FDIC-assisted transactions. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

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

Since the economic downturn of 2008, bank failures began to deplete the deposit insurance fund to unsustainable low levels.  Subsequently, the FDIC needed to restore the reserve ratios of the FDIC deposit insurance fund to safer operating levels in order to effectively run the FDIC and to manage the resolution of the failed banks.  In November 2009, in order to replenish the FDIC deposit insurance fund, the FDIC required   banks to prepay three years of FDIC insurance premiums to the FDIC in one upfront payment.  This payment was to be used over the prospective future three year period.  This additional cash inflow provided the FDIC with the necessary liquidity to operate effectively through the economic downturn.

During 2011 with the implementation of the Dodd-Frank Act, the FDIC was required to amend its regulations to base the insurance assessment calculation on the average consolidated assets less average tangible equity of the insured institution.  Thus, this new FDIC assessment methodology is favorable to smaller community banks due to their smaller asset size.  However, the FDIC has indicated that that it may change the methodology of the deposit insurance premium to a more risk-based assessment in the future.

We are unable to control the amount of premiums that we are required to pay for FDIC insurance.  Any future assessments and increases in FDIC insurance premiums required by the FDIC could have a material affect our business, financial condition or results of operations.

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

We are based in Costa Mesa, California, and approximately 92% of our loans secured by real estate were located in Southern California at December 31, 2011. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Costa Mesa, California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell your shares of common stock at times or at prices you find attractive.

Stock price volatility may make it difficult for holders of our common stock to resell their common stock when desired and at desirable prices.  Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2011

Corporate Headquarters:
1600 Sunflower Ave
Costa Mesa, CA 92626	Owned (a)	2002	N.A.	$ 4,415,629

Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$ 246,342

Branch Office:
19011 Magnolia Avenue
Huntington Beach, CA 92646	Owned (b) (c)	2005	2023	$ 1,100,614

Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$ 4,469

Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$ 165,165

Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$ 429,363

Branch Office:
74150 Country Club Drive
Palm Desert, CA 92260	Owned	2011	N.A.	$ 1,773,333

Branch Office:
1711 East Palm Canyon Drive
Palm Springs, CA 92264	Leased	2011	2016	$ 30,472

Branch Office:
901 East Tahquitz Canyon Way
Palm Springs, CA 92262	Leased	2011	2013	$ 3,800

(a) We lease to three tenants approximately 11,050 square feet of the 36,159 square feet of our corporate headquarters for $20,364 per month.
(b) The building is owned, but the land is leased on a long-term basis.
(c) During 2011 we leased to two tenants approximately 2,724 square feet of the 9,937 square feet of our Huntington Beach branch for $7,491 per month.  Subsequent to December 31, 2011, one of the tenants terminated their lease agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

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

As of March 17, 2012, there were approximately 1,370 holders of record of the common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Market for the periods indicated.

	Sale Price of
	Common Stock
	High	Low
2010
First Quarter	$5.00	$3.32
Second Quarter	$5.20	$4.10
Third Quarter	$4.54	$3.78
Fourth Quarter	$6.48	$4.14
2011
First Quarter	$7.15	$6.20
Second Quarter	$7.05	$6.20
Third Quarter	$6.76	$5.85
Fourth Quarter	$7.10	$5.66

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2006 through December 31, 2011.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2006.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/2006	12/31/2007	12/30/2008	12/29/2009	12/29/2010	12/29/2011
Pacific Premier Bancorp, Inc.	$100.00	$ 56.73	$ 32.84	$ 27.75	$ 53.20	$ 52.05
NASDAQ Bank Stocks Index	$100.00	$ 79.26	$ 57.79	$ 48.42	$ 57.29	$ 51.19
NASDAQ Composite Index	$100.00	$108.47	$ 66.35	$ 95.38	$113.19	$113.81

Dividends

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future.

Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Corporation. Various statutory provisions restrict the amount of dividends that the Bank can pay without regulatory approval.  For information on the statutory and regulatory limitations on the ability of the Corporation to pay dividends to its stockholders and on the Bank to pay dividends to the Corporation, see “Item 1. Business-Supervision and Regulation—Dividends” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

Issuer Purchase of Equity Securities

In February 2007, our board of directors authorized the management of the Company to purchase and retain up to 600,000 shares of our issued and outstanding common stock on a negotiated, non-open market basis by dealing directly with investment bankers representing stockholders of larger blocks of stock.  The plan has no expiration date and remains open.  No determination has been made to terminate the plan or to cease making purchases.  At December 31, 2011, the Corporation had purchased 504,837 shares pursuant to that authorization.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act of the our common stock during the fourth quarter of 2011.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

October-2011	72,000	$6.22	72,000	95,163
November-2011	-	-	-	95,163
December-2011	-	-	-	95,163
Total/Average	72,000	$6.22	72,000	95,163

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the audited consolidated financial statements of the Company and should be read in conjunction with the Consolidated Financial Statements presented elsewhere herein.

	For the Year Ended December 31,
	2011 (1)	2010	2009	2008	2007
Operating Data	(in thousands)
Interest income	$50,225	$41,103	$43,439	$46,522	$49,432
Interest expense	9,596	12,666	20,254	25,404	31,166
Net interest income	40,629	28,437	23,185	21,118	18,266
Provision for loan losses	3,255	2,092	7,735	2,241	1,651
Net interest income after provision for loans losses	37,374	26,345	15,450	18,877	16,615
Net gains (losses) from loan sales	(3,605)	(3,332)	(351)	92	3,720
Other noninterest income (loss)	10,118	2,256	1,048	(2,264)	2,639
Noninterest expense	26,904	18,948	16,694	15,964	17,248
Income (loss) before income tax (benefit)	16,983	6,321	(547)	741	5,726
Income tax (benefit)	6,411	2,083	(87)	33	2,107
Net income (loss)	$10,572	$4,238	$(460)	$708	$3,619

	As of and For the Year Ended December 31,
	2011 (1)	2010	2009	2008	2007
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$1.05	$0.42	$(0.08)	$0.14	$0.70
Diluted	$0.99	$0.38	$(0.08)	$0.11	$0.55
Weighted average common shares outstanding:
Basic	10,092,181	10,033,836	5,642,589	4,948,359	5,189,104
Diluted	10,630,720	11,057,404	5,642,589	6,210,387	6,524,753
Book value per share (basic)	$8.39	$7.83	$7.33	$11.74	$11.77
Book value per share (diluted)	$8.34	$7.18	$6.75	$9.60	$9.69

Selected Balance Sheet Data
Total assets	$961,128	$826,816	$807,323	$739,956	$763,420
Securities and FHLB stock	128,120	168,428	137,737	70,936	73,042
Loans held for sale, net	-	-	-	668	749
Loans held for investment, net	730,067	555,538	566,584	622,470	622,114
Allowance for loan losses	8,522	8,879	8,905	5,881	4,598
Total deposits	828,877	659,240	618,734	457,128	386,735
Total borrowings	38,810	78,810	101,810	220,210	308,275
Total stockholders' equity	86,777	78,602	73,502	57,548	60,750

Performance Ratios
Return on average assets	1.12%	0.53%	(0.06)%	0.09%	0.50%
Return on average equity	12.91%	5.57%	(0.76)%	1.20%	6.03%
Average equity to average assets	8.69%	9.55%	7.74%	7.96%	8.16%
Equity to total assets at end of period	9.03%	9.51%	9.10%	7.78%	7.96%
Average interest rate spread	4.49%	3.67%	3.00%	2.81%	2.44%
Net interest margin	4.55%	3.77%	3.12%	2.99%	2.63%
Efficiency ratio (2)	56.50%	59.24%	63.81%	83.66%	69.87%
Average interest-earning assets to average interest-bearing liabilities	104.74%	105.88%	104.21%	105.01%	104.20%
Pacific Premier Bank Capital Ratios
Tier 1 capital to adjusted total assets	9.44%	10.29%	9.72%	8.71%	8.81%
Tier 1 capital to total risk-weighted assets	11.68%	14.12%	13.30%	10.71%	10.68%
Total capital to total risk-weighted assets	12.81%	15.38%	14.55%	11.68%	11.44%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 capital to adjusted total assets	9.50%	10.41%	9.89%	8.99%	8.90%
Tier 1 capital to total risk-weighted assets	11.69%	14.16%	13.41%	11.11%	10.81%
Total capital to total risk-weighted assets	12.80%	15.42%	14.67%	12.07%	11.56%
Asset Quality Ratios
Nonperforming loans, net, to total loans	0.82%	0.58%	1.74%	0.83%	0.67%
Nonperforming assets, net as a percent of total assets	0.76%	0.40%	1.66%	0.71%	0.64%
Net charge-offs to average total loans, net	0.53%	0.39%	0.79%	0.16%	0.10%
Allowance for loan losses to total loans at period end	1.15%	1.56%	1.55%	0.94%	0.73%
Allowance for loan losses as a percent of nonperforming loans, gross at period end	139.87%	270.95%	88.94%	113.10%	109.48%

(1) See “Item 1. Business – Acquisition of Canyon National Bank” for additional information regarding the financial items presented in this table.
(2) Represents the ratio of noninterest expense less OREO operations, to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of loans, gain/(loss) on sale of securities, and gain on FDIC transaction.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2012, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts. The Company’s revenues are partially offset by interest expense paid on deposits and other borrowings, the provision for loan losses and noninterest expenses, such as operating expenses.  The Company’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the balance sheet date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.   Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

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

At each reporting date, investment securities available for sale are assessed to determine whether there is OTTI.  If it is probable that the Company will be unable to collect all amounts due from the contractual terms of a debt security, OTTI is charged to operations with a corresponding write down to the fair value of the security. These related write downs are included in operations as realized losses in the category of OTTI loss on investment securities, net.  In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Operating Results

Overview.  The Company reported net income for 2011 of $10.6 million or $0.99 per share on a diluted basis, compared with a net income of $4.2 million or $0.38 per share on a diluted basis for 2010 and net loss of $460,000 or $0.08 per share on a diluted basis for 2009.

The Company’s pre-tax income totaled $17.0 million in 2011, compared with a pre-tax income of $6.3 million in 2010.  The $10.7 million increase in the Company’s pre-tax income for 2011, compared to 2010 was primarily related to the Canyon National Acquisition from the FDIC, as receiver, and included:

•	A $12.2 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets; and
•	A $7.6 million favorable change in noninterest income (loss), primarily due to a $4.2 million gain on acquisition and a $1.4 million increase in deposit fee income.

Partially offsetting the above favorable items were the following:

•	A $8.0 million increase in noninterest expense, primarily associated with higher costs related to compensation of $4.7 million, other expense of $941,000 and premises and occupancy of $878,000; and
•	A $1.2 million increase in provision for loan losses.

The Company’s pre-tax income totaled $6.3 million in 2010, compared with a pre-tax loss of $547,000 in 2009.  The $6.8 million increase in the Company’s pre-tax income for 2010 compared to 2009 was primarily due to a $5.6 million decrease in provision for loan losses due to improved loan credit quality and a $5.3 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets.  Partially offsetting the above favorable items were a $2.3 million increase in noninterest expense, primarily associated with higher costs related to OREO operations, compensation and benefits costs, legal and audit fees, and office expenses and a $1.8 million unfavorable change in noninterest income (loss), primarily due to losses on the sale of loans, partially offset by lower OTTI charges taken on our private label securities and higher gains on sales of investment securities available for sale.

For 2011, our return on average assets was 1.12% and our return on average equity was 12.91%.  These returns were up from our 2010 returns of 0.53% on average assets and 5.75% on average equity and our 2009 negative returns of 0.06% on average assets and 0.76% on average equity.

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

Net interest income totaled $40.6 million in 2011, up $12.2 million or 42.9% from 2010, reflecting a higher net interest margin and a $138.3 million or 18.3% increase in average interest-earning assets.  The increase in average interest-earning assets resulted primarily from the Canyon National Acquisition, which added $179.8 million in interest earning assets.  The net interest margin was 4.55% in 2011, up 78 basis points from a year ago.  Compared to 2010, the increase in our net interest margin resulted from a decrease in the average costs on interest-bearing liabilities of 65 basis points to 1.13% and an increase in the yield on interest-earning assets of 17 basis points to 5.62%.  For 2011, the decrease in costs on our interest-bearing liabilities was mainly associated with a decline in our cost of deposits of 48 basis points from 1.51% to 1.03%, primarily as a result of the deposits acquired from Canyon National, which changed our deposit composition to have a higher mix of lower costing transaction accounts.  In addition, our cost of borrowings declined by 109 basis points in 2011, due to the pay down of higher costing borrowings as a result of the liquidity received in the Canyon National Acquisition.  The increase in yield on our interest-earning assets was mainly associated with a greater proportion of higher yielding loans to lower yielding investment securities in 2011, compared with such proportion in 2010.  Due to the accounting rules associated with our purchased credit impaired loans acquired from Canyon National, each quarter we are required to re-estimate cash flows which can cause volatility in our yield on loans.  For 2011, discount amortization on our purchased credit impaired loans contributed 7 basis points to our loan yield.

Net interest income totaled $28.4 million for 2010, up $5.3 million or 22.7% from 2009.  The increase reflected a higher net interest margin of 3.77% in 2010, compared with 3.12% in 2009 and to a lesser extent higher average interest-earning assets in 2010 of $754.7 million, compared with 2009 of $743.6 million.  The increase in the 2010 net interest margin of 65 basis points primarily reflected a faster decrease in the average costs on interest-bearing liabilities of 106 basis points than interest-earning assets, which decreased 39 basis points.  For 2010, the decrease in costs on our interest-bearing liabilities resulted from a decline in our cost of deposits of 87 basis points, as the mix of deposits shifted to lower costing transaction accounts, and a decline in the cost of borrowings of 36 basis points, as lower costing borrowings replaced those that matured during the year.  The decrease in our yield on interest-earning assets during 2010 was primarily due to a decrease in our average interest rate on investment securities of 115 basis points that more than offset both a 6 basis points increase in the loan average interest rate.

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

	For the Year Ended December 31,
	2011			2010			2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$61,014	$121	0.20%	$53,322	$120	0.23%	$52,544	$122	0.23%
Federal funds sold	6,821	5	0.07%	29	-	0.00%	3,000	8	0.27%
Investment securities	139,770	3,730	2.67%	157,782	4,474	2.84%	93,606	3,739	3.99%
Loans receivable, net (1)	685,434	46,369	6.76%	543,567	36,509	6.72%	594,483	39,570	6.66%
Total interest-earning assets	893,039	50,225	5.62%	754,700	41,103	5.45%	743,633	43,439	5.84%
Noninterest-earning assets	49,340			41,349			36,146
Total assets	$942,379			$796,049			$779,779
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$390,906	1,548	0.40%	$232,567	1,710	0.74%	$130,594	1,429	1.09%
Retail certificates of deposit	408,720	6,704	1.64%	400,556	7,871	1.97%	405,886	11,309	2.79%
Wholesale/brokered certificates of deposit	7,525	36	0.48%	2,699	30	1.11%	10,632	309	2.91%
Total interest-bearing deposits	807,151	8,288	1.03%	635,822	9,611	1.51%	547,112	13,047	2.38%
FHLB advances and other borrowings	35,130	998	2.84%	66,678	2,741	4.11%	156,153	6,839	4.38%
Subordinated debentures	10,310	310	3.01%	10,310	314	3.05%	10,310	368	3.57%
Total borrowings	45,440	1,308	2.88%	76,988	3,055	3.97%	166,463	7,207	4.33%
Total interest-bearing liabilities	852,591	9,596	1.13%	712,810	12,666	1.78%	713,575	20,254	2.84%
Noninterest-bearing liabilities	7,902			7,208			5,887
Total liabilities	860,493			720,018			719,462
Stockholders' equity	81,886			76,031			60,317
Total liabilities and equity	$942,379			$796,049			$779,779
Net interest income		$40,629			$28,437			$23,185
Net interest rate spread			4.49%			3.67%			3.00%
Net interest margin			4.55%			3.77%			3.12%
Ratio of interest-earning assets to interest-bearing liabilities			104.74%			105.88%			104.21%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in volume (changes in volume multiplied by prior rate);
•	Changes in interest rates (changes in interest rates multiplied by prior volume); and
•	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to			Compared to
	Year Ended December 31, 2010			Year Ended December 31, 2009
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(16)	$17	$1	$(4)	$2	$(2)
Federal funds sold	5	-	5	(4)	(4)	(8)
Investment securities	(256)	(488)	(744)	(1,307)	2,042	735
Loans receivable, net	274	9,586	9,860	354	(3,415)	(3,061)
Total interest-earning assets	7	9,115	9,122	(961)	(1,375)	(2,336)
Interest-bearing liabilities
Transaction accounts	(1,007)	845	(162)	(578)	859	281
Retail certificates of deposit	(1,322)	155	(1,167)	(3,291)	(147)	(3,438)
Wholesale/brokered certificates of deposit	(24)	30	6	(126)	(153)	(279)
FHLB advances and other borrowings	(689)	(1,054)	(1,743)	(398)	(3,700)	(4,098)
Subordinated debentures	(4)	-	(4)	(54)	-	(54)
Total interest-bearing liabilities	(3,046)	(24)	(3,070)	(4,447)	(3,141)	(7,588)
Changes in net interest income	$3,053	$9,139	$12,192	$3,486	$1,766	$5,252

Provision for Loan Losses.  The Company recorded a $3.3 million provision for loan losses for 2011, compared with a $2.1 million provision recorded in 2010.  Net loan charge-offs amounted to $3.6 million in 2011, up $1.5 million from $2.1 million experienced during 2010.  The loan-charge-offs for 2011 primarily consisted of $2.1 million of purchased loans and $900,000 of purchased credit impaired loans acquired in the Canyon National Acquisition.  The prolonged sluggish economic conditions in the markets in which we lend continue to adversely affect our borrowers and their businesses and, consequently, the collateral securing our loans and played a significant part in determining the amount to provision for an adequate level of allowance for loan losses at December 31, 2011.

During 2010, the provision for loan losses totaled $2.1 million, down from $7.7 million in 2009.  Net loan charge-offs amounted to $2.1 million in 2010, down from $4.7 million in 2009.  Our charge-off history and strong credit quality metrics within our loan portfolio were significant factors in estimating the adequacy of our allowance for loan losses during 2010 and our ultimate determination to record a lower provision in 2010 versus 2009.  The loan charge offs we experienced in 2010 were in response to uncertain and weak economic conditions.

Noninterest Income (Loss).  For 2011, our noninterest income totaled $6.5 million, compared with a loss of $1.1 million in 2010.  The favorable change of $7.6 million reflected a bargain purchase gain of $4.2 million on the Canyon National Acquisition and increases in deposit fee income of $1.4 million, loan servicing fee income of $660,000, other income of $596,000, gain on the sale of investment securities available for sale of $569,000 and an improvement in other-than-temporary impairment loss on investment securities of $470,000, partially offset by an increase in loss on the sale of loans of $273,000.  Increases in deposit fee, servicing fee and other income categories were primarily related to the Canyon National Acquisition.

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

Noninterest Expense.  For 2011, noninterest expense totaled $26.9 million, up $8.0 million or 42.0% from 2010.  With the exception of our FDIC insurance premiums, all expense categories increased in 2011 as compared to 2010 and included increases in compensation and benefits costs of $4.7 million, primarily from an increase in employee count and termination costs; other expenses of $941,000; premises and occupancy expense of $878,000; data processing and communications expense of $613,000; and marketing expense of $501,000.  These expense increases almost entirely related to the Canyon National Acquisition and were partially offset by lower FDIC insurance premiums of $449,000, primarily due to the improvement in our assessment rate during the third quarter of 2011.

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

Income Taxes.  The Company recorded income taxes of $6.4 million in 2011, compared with $2.1 million in 2010 and a tax benefit for income taxes of $87,000 in 2009.  Our effective tax rate was 37.7% for 2011, 33.0% for 2010 and tax benefit rate of 15.9% for 2009.  The effective tax rate in each year is affected by various items, including enterprise zone net interest deductions, interest expense related to payments of prior year taxes, and adjustments to income tax reserves related to management’s favorable assessment of our income tax exposure.  The net impact of these items was an expense reduction of $577,000 in 2011, $401,000 in 2010 and $40,000 in 2009.  See Note 11 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of OREO, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.

At December 31, 2011, total assets of the Company were $961.1 million, up $134.3 million or 16.2% from total assets of $826.8 million at December 31, 2010.  The increase was primarily due to increases in loans held for investment of $174.2 million, partially offset by a decrease in investment securities of $39.4 million and cash and cash equivalents of $3.2 million.  The increase in loans held for investment since year end 2010 was predominately related to the Canyon National Acquisition, which added $149.7 million in loans.

At December 31, 2011, total liabilities of the Company were $874.4 million, compared with $748.2 million at December 31, 2010.  The $126.1 million, or 16.9%, increase during 2011 was due to an increase in deposits of $169.6 million to $828.9 million, partially offset by a decrease in borrowings of $40.0 million to $38.8 million and accrued expenses and other liabilities of $3.5 million.  The increase in deposits was primarily associated with the Canyon National Acquisition, which added $204.7 million in deposits.

At December 31, 2011, our stockholders’ equity amounted to $86.8 million, compared with $78.6 million at December 31, 2010.  The increase of $8.2 million or 10.4% in stockholders’ equity is primarily due to net income in 2011 of $10.6 million and a favorable change in accumulated other comprehensive income of $1.2 million due to the increase in value of our investment securities available for sale at December 31, 2011 from December 31, 2010, partially offset by a decrease in additional paid in capital of $3.6 million.  The additional paid in capital decrease was primarily from the repurchase and retirement of two outstanding warrants that were exercisable for an aggregate of 600,000 shares of the Company’s common stock.  The result of this transaction reduced the total amount of fully diluted shares outstanding by approximately 5.4%, and was accretive to the Company’s fully diluted book value per share.   Also during 2011, the Company purchased and retired 72,000 shares of its common stock at a purchase price of $6.22 share.
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

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2011, our liquidity ratio was 18.13%, compared with 32.04% at December 31, 2010 and 23.39% at December 31, 2009.  The reduction in the liquidity ratio at December 31, 2011 compared to December 31, 2010 is primarily related to the Canyon National Acquisition whereby we added $204.7 million in deposits and as we repositioned investments in securities into loans during 2011.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2011, liquid assets of the Company represented approximately 14.1% of total assets, compared to 21.6% at December 31, 2010 and 16.9% at December 31, 2009.  At December 31, 2011, the Company had six unsecured lines of credit with other correspondent banks to purchase federal funds totaling $44.0 million, one reverse repo line with a correspondent bank of $20.0 million and access through the Federal Reserve Board discount window to borrow $8.8 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2011, we had a borrowing capacity of $298.6 million, based on collateral pledged at the FHLB, with no outstanding borrowings drawn.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2011, we had approximately $482.2 million of loans pledged to secure FHLB borrowings.

At December 31, 2011, we had outstanding commitments to originate or purchase loans for $25,000 and at December 31, 2010 we had $1.8 million of outstanding commitments to originate or purchase loans. We had no outstanding commitments to originate or purchase loans at December 31, 2009.

At December 31, 2011, the Company’s loan to deposit and borrowing ratio was 85.1%, compared with 76.5% at December 31, 2010.  The increase in the ratio from year-end 2010 to 2011 was primarily associated with an increase in loans that more than offset the increase in deposit and borrowing balances. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2011, totaled $319.5 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity. At December 31, 2010, the Company’s loan to deposit and borrowing ratio was 76.5%, compared with 79.9% at December 31, 2009.  The decline in the ratio from year-end 2009 to 2010 was primarily associated with decreasing loan balance and higher deposit balances that more than offset a decline in borrowing balances. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2010, totaled $236.0 million.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2011, the Company had no brokered time deposits, compared with $1.9 million at December 31, 2010 and $3.3 million at December 31, 2009.

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

The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of a (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $12.4 million at December 31, 2011.

Capital Resources

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

At December 31, 2011, the Bank’s leverage capital amounted to $88.8 million and risk-based capital amounted to $97.4 million. At December 31, 2010, the Bank’s leverage capital was $82.8 million and risk-based capital was $90.1 million.  At December 31, 2009, the Bank’s leverage capital was $78.5 million and risk-based capital was $85.9 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2011, the Bank’s total risk-based capital ratio was 12.81%, Tier 1 risk-based capital ratio was 11.68% and Tier I to adjusted tangible assets capital ratio was 9.44%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2011
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	320,237	94,640	12,891	920	428,688
Operating leases	812	1,688	1,370	3,626	7,496
Total contractual cash obligations	$321,049	$96,328	$14,261	$43,356	$474,994

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2011
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments:
Home equity lines of credit	$-	$-	$1,423	$2,937	$4,360
Commercial lines of credit	24,960	15,102	44	25,865	65,971
Other lines of credit	641	2	-	278	921
Standby letters of credit	1,787	14	-	-	1,801
Total commitments	$27,388	$15,118	$1,467	$29,080	$73,053

See Note 14 to the Consolidated Financial Statements in Item 8 hereof for narrative disclosure regarding off-balance sheet arrangements.

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

Interest Rate Risk Management.  The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of appropriate risk and manage the risk consistent with prudent asset and liability concentration guidelines approved by our board of directors.  We monitor asset and liability maturities and repricing characteristics on a regular basis and review various simulations and other analyses to determine the potential impact of various business strategies in controlling the Company’s interest rate risk and the potential impact of those strategies upon future earnings under various interest rate scenarios.  Our primary strategy in managing interest rate risk is to emphasize the origination for investment of adjustable rate loans or loans with relatively short maturities. Interest rates on adjustable rate loans are primarily tied to 3-month or 6-month LIBOR index, 12-month moving average of yields on actively traded U.S. Treasury securities adjusted to a constant maturity of one year ("MTA") index and the Wall Street Journal Prime Rate (“Prime”) index.  Also as part of this strategy, we seek to lengthen our deposit maturities when deposit rates are considered in the lower end of the interest rate cycle and shorten our deposit maturities when deposit rates are considered in the higher end of the interest rate cycle.

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

Economic Value of Equity.  The Company’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily non-parallel interest rate shifts over a twelve month period, 100 basis point increments. The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities under each rate scenario. First, we estimate our net interest income for the next twelve months and the current EVE assuming no change in interest rates from those at period end. Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates and include any anticipated differences in the prepayment speeds of loans. We then compare those results against the base case to determine the estimated change to net interest income and EVE due to the changes in interest rates.  An EVE ratio is defined as the EVE divided by the market value of assets within the same scenario. The sensitivity measure is the largest decline in the EVE ratio, measured in basis points, caused by an increase or decrease in rates, and the higher an institution’s sensitivity measure, the greater exposure it has to interest rate risk.

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2011, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points ("BP"):

As of December 31, 2011
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$130,199	$(24,066)	(15.6)%	13.82%	-132 BP
+200 BP	140,893	(13,372)	(8.7)%	14.62%	-52 BP
+100 BP	153,664	(601)	(0.4)%	15.51%	37 BP
Static	154,265	--	--	15.14%	--
-100 BP	156,447	2,182	1.4%	15.14%	0 BP
-200 BP	142,755	(11,510)	(7.5)%	13.81%	-133 BP
-300 BP	130,825	(23,440)	(15.2)%	12.67%	-247 BP

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve Board, (4) customer behavior and (5) Management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s EVE.  Although the EVE measurement provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2011. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2011.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest. Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2011
	Maturities and Repricing
	2012	2013	2014	2015	2016		Total	Fair
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Balance	Value
	(dollars in thousands)
Selected Assets
Investments and federal funds, other than MBS	$12,503	$76	$-	$-	$-	$24,225	$36,804	$36,804
Weighted average interest rate	0.97%	3.53%	0.00%	0.00%	0.00%	3.63%	2.73%
Mortgage - backed securities
Fixed rate	$-	$-	$98	$23	$26	$48,696	$48,843	$48,843
Weighted average interest rate	0.00%	0.00%	0.95%	6.06%	5.21%	2.60%	2.60%
Adjustable rate	$12,471	$-	$-	$15,429	$4,417	$10,184	$42,501	$42,501
Weighted average interest rate	2.43%	0.00%	0.00%	2.50%	1.97%	2.66%	2.46%
Gross Loans - fixed rate	$5,254	$7,747	$2,301	$14,439	$13,127	$87,436	$130,304	$137,056
Weighted average interest rate	6.13%	6.59%	7.84%	6.71%	7.08%	6.50%	6.59%
Gross Loans - adjustable rate	$460,479	$55,875	$24,101	$6,973	$22,049	$39,473	$608,950	$666,372
Weighted average interest rate	6.05%	6.53%	6.56%	6.22%	4.64%	5.30%	6.01%
Total interest-sensitive assets	$490,707	$63,698	$26,500	$36,864	$39,619	$210,014	$867,402	$931,576
Weighted average interest rate	5.83%	6.53%	6.65%	4.85%	5.15%	4.85%	5.60%

Selected Liabilities
Interest-bearing transaction accounts	$400,189	$-	$-	$-	$-	$-	$400,189	$400,189
Weighted average interest rate	0.37%	0.00%	0.00%	0.00%	0.00%	0.00%	0.37%
Certificates of deposit	$320,237	$92,200	$2,440	$12,211	$680	$920	$428,688	$431,236
Weighted average interest rate	1.36%	1.26%	1.81%	2.86%	2.68%	3.95%	1.39%
FHLB advances	$-	$-	$-	$-	$-	$-	$-	$-
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other borrowings and subordinated debentures	$38,810	$-	$-	$-	$-	$-	$38,810	$36,766
Weighted average interest rate	3.23%	0.00%	0.00%	0.00%	0.00%	0.00%	3.23%
Total interest-sensitive liabilities	$759,236	$92,200	$2,440	$12,211	$680	$920	$867,687	$868,191
Weighted average interest rate	0.93%	1.26%	1.81%	2.86%	2.68%	3.95%	1.00%
The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Costa Mesa, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 30, 2012

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2011	2010
Cash and due from banks	$60,207	$63,433
Federal funds sold	28	29
Cash and cash equivalents	60,235	63,462
Investment securities available for sale	115,645	155,094
FHLB stock/Federal Reserve Bank stock, at cost	12,475	13,334
Loans held for investment	738,589	564,417
Allowance for loan losses	(8,522)	(8,879)
Loans held for investment, net	730,067	555,538
Accrued interest receivable	3,885	3,755
Other real estate owned	1,231	34
Premises and equipment	9,819	8,223
Deferred income taxes	8,998	11,103
Bank owned life insurance	12,977	12,454
Intangible assets	2,069	-
Other assets	3,727	3,819
TOTAL ASSETS	$961,128	$826,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$112,313	$47,229
Interest bearing:
Transaction accounts	287,876	203,029
Retail certificates of deposit	428,688	407,108
Wholesale/brokered certificates of deposit	-	1,874
Total deposits	828,877	659,240
FHLB advances and other borrowings	28,500	68,500
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	6,664	10,164
TOTAL LIABILITIES	874,351	748,214
COMMITMENTS AND CONTINGENCIES (Note 12)	-	-
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,337,626 shares at December 31, 2011, and 10,033,836 shares at December 31, 2010 issued and outstanding	103	100
Additional paid-in capital	76,310	79,942
Retained earnings (accumulated deficit)	10,046	(526)
Accumulated other comprehensive income (loss), net of tax (benefit) of $221 at December 31, 2011, and ($639) at December 31, 2010	318	(914)
TOTAL STOCKHOLDERS’ EQUITY	86,777	78,602
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$961,128	$826,816

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2011	2010	2009
INTEREST INCOME
Loans	$46,369	$36,509	$39,570
Investment securities and other interest-earning assets	3,856	4,594	3,869
Total interest income	50,225	41,103	43,439
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	1,548	1,710	1,429
Interest on certificates of deposit	6,740	7,901	11,618
Total interest-bearing deposits	8,288	9,611	13,047
FHLB advances and other borrowings	998	2,741	6,839
Subordinated debentures	310	314	368
Total interest expense	9,596	12,666	20,254
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	40,629	28,437	23,185
PROVISION FOR LOAN LOSSES	3,255	2,092	7,735
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,374	26,345	15,450
NONINTEREST INCOME (LOSS)
Loan servicing fees	1,060	400	486
Deposit fees	2,195	817	851
Net loss from sales of loans	(3,605)	(3,332)	(351)
Net gain from sales of investment securities	1,589	1,020	687
Other-than-temporary impairment loss on investment securities, net	(617)	(1,087)	(2,030)
Gain on FDIC transaction	4,189	-	-
Other income	1,702	1,106	1,054
Total noninterest income (loss)	6,513	(1,076)	697
NONINTEREST EXPENSE
Compensation and benefits	13,205	8,483	8,047
Premises and occupancy	3,501	2,623	2,559
Data processing and communications	1,419	806	633
Other real estate owned operations, net	1,497	1,371	373
FDIC insurance premiums	809	1,258	1,382
Legal and audit	1,438	1,134	797
Marketing expense	1,287	786	664
Office and postage expense	850	530	295
Other expense	2,898	1,957	1,944
Total noninterest expense	26,904	18,948	16,694
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	16,983	6,321	(547)
INCOME TAX (BENEFIT)	6,411	2,083	(87)
NET INCOME (LOSS)	$10,572	$4,238	$(460)

EARNINGS (LOSS) PER SHARE
Basic	$1.05	$0.42	$(0.08)
Diluted	$0.99	$0.38	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,092,181	10,033,836	5,642,589
Diluted	10,630,720	11,057,404	5,642,589

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(dollars in thousands)

					Accumulated
			Additional	Retained Earnings	Other		Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Income (Loss)	Equity

Balance at December 31, 2008	4,903,451	$49	$64,679	$(4,304)	$(2,876)		$57,548
Comprehensive income:
Net loss				(460)		$(460)	(460)
Unrealized holding gains on securities arising during the period, net of tax						1,310
Reclassification adjustment for gain on sales of securities included in net income, net of tax						(175)
Net unrealized gain on securities, net of tax					1,135	1,135	1,135
Total comprehensive income						$675
Share-based compensation expense			271				271
Issuance of common stock, net of issuance costs	5,030,385	50	15,191				15,241
Warrant exercise	200,000	2	148				150
Repurchase of common stock	(100,000)	(1)	(382)				(383)
Balance at December 31, 2009	10,033,836	$100	$79,907	$(4,764)	$(1,741)		$73,502
Comprehensive income:
Net income				4,238		$4,238	4,238
Unrealized holding gains on securities arising during the period, net of tax						462
Reclassification adjustment for gain on sales of securities included in net income, net of tax						365
Net unrealized gain on securities, net of tax					827	827	827
Total comprehensive income						$5,065
Share-based compensation expense			86				86
Reclassification adjustment for Common Stock			(51)				(51)
Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)		$78,602
Comprehensive income:
Net income				10,572		$10,572	10,572
Unrealized holding gains on securities arising during the period, net of tax						2,170
Reclassification adjustment for gain on sales of securities included in net income, net of tax						(938)
Net unrealized gain on securities, net of tax					1,232	1,232	1,232
Total comprehensive income						$11,804
Share-based compensation expense			208				208
Repurchase of warrants			(3,660)				(3,660)
Warrant exercise	366,400	4	270				274
Repurchase of common stock	(72,000)	(1)	(450)				(451)
Exercise of stock options	9,390	-	-				-
Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318		$86,777

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	For the Years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,572	$4,238	$(460)
Adjustments to net income (loss):
Depreciation and amortization expense	1,203	991	1,017
Provision for loan losses	3,255	2,092	7,735
Share-based compensation expense	208	86	271
Loss (gain) on sale of other real estate owned	783	461	(28)
Write down of other real estate owned	172	698	319
Loss on sale and disposal on premises and equipment	65	30	25
Amortization of premium/discounts on securities available for sale, net	685	835	70
Amortization of mark-to-market discount	(1,600)	-	-
Gain on sale of loans held for sale	-	-	(7)
Net gain from sales of investment securities available for sale	(1,589)	(1,020)	(687)
Other-than-temporary impairment loss on investment securities, net	617	1,087	2,030
Recoveries on loans	402	221	100
Proceeds from the sales of and principal payments from loans held for sale	-	-	549
Loss on sale of loans held for investment	3,605	3,332	351
Gain on FDIC transaction	(4,189)	-	-
Deferred income tax provision (benefit)	1,244	(216)	(1,831)
Change in accrued expenses and other liabilities, net	(3,500)	(3,113)	(31)
Income from bank owned life insurance	(523)	(528)	(531)
Change in accrued interest receivable and other assets, net	587	238	(3,164)
Net cash provided by operating activities	11,997	9,432	5,728
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	139,267	88,628	54,818
Net change in undisbursed loan funds	15,377	21,984	(4,701)
Purchase and origination of loans held for investment	(185,896)	(108,775)	(6,731)
Proceeds from sale of other real estate owned	14,794	5,751	886
Principal payments on securities available for sale	14,842	21,562	14,430
Purchase of securities available for sale	(84,450)	(156,347)	(218,896)
Proceeds from sale or maturity of securities available for sale	123,972	103,550	146,418
Purchase of premises and equipment	(2,822)	(531)	(167)
Redemption (purchase) of Federal Reserve Bank stock	1,167	(420)	-
Redemption of Federal Home Loan Bank of San Francisco stock	1,014	1,416	-
Cash acquired in FDIC transaction	26,389	-	-
Net cash provided by (used in) investing activities	63,654	(23,182)	(13,943)
CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	(35,041)	40,506	161,606
Proceeds from FHLB advances and other borrowings	-	40,000	-
Repayments of FHLB advances and other borrowings	(40,000)	(63,000)	(118,400)
Proceeds from issuance of common stock, net of issuance cost	-	-	15,241
Proceeds from exercise of warrants	274	-	150
Warrants purchased and retired	(3,660)	-	-
Repurchase of common stock	(451)	-	(383)
Net cash provided by (used in) financing activities	(78,878)	17,506	58,214
Net increase (decrease) in cash and cash equivalents	(3,227)	3,756	49,999
Cash and cash equivalents, beginning of year	63,462	59,706	9,707
Cash and cash equivalents, end of year	$60,235	$63,462	$59,706
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$9,576	$12,711	$20,455
Income taxes paid	4,105	2,300	1,110
Assets acquired (liabilities assumed) in Canyon National acquisition:
Investment securities	14,076
FDIC receivable	2,838
Loans	149,739
Core deposit intangible	2,270
Other real estate owned	11,953
Fixed assets	42
Other assets	1,599
Deposits	(204,678)
Other liabilities	(39)
NONCASH OPERATING ACTIVITIES DURING THE PERIOD
Restricted stock vested	$-	$-	$104
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Loan transfers to loans held for investment from loans held for sale	$-	$-	$126
Transfers from loans to other real estate owned	4,995	3,564	4,533
Investment securities available for sale purchased and not settled	-	5,125	8,238

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in real estate property loans and business loans.  At December 31, 2011, the Company had nine depository branches located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, Palm Desert, Palm Springs (2), San Bernardino, and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

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

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold. At December 31, 2011, $12.9 million was allocated to cash reserves required by the Federal Reserve for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2011 or 2010.

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

Securities Held for Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2011 or 2010.

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

Loans Held for Sale—The Company identifies at origination those loans which foreseeably may be sold prior to maturity as loans held for sale and records them at the lower of amortized cost or fair value.  Premiums paid and discounts obtained on such loans are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.  The Company may sell loans which had been held for investment.  In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.  If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the allowance for loan losses at the time of transfer.  Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the basis of the loans sold. There were no loans held for sale at December 31, 2011 or 2010.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  As of December 31, 2011, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

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

Recent Accounting Pronouncements

During 2011, the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 16 to the Consolidated Financial Statements included in Item 8 hereof.  These new disclosure requirements were effective for the period ended June 30, 2011, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” include the required disclosure of qualitative information about how financing receivables were modified and quantitative information about the extent and financial effects of modifications made during the period.  The Company is also required to disclose qualitative information about how such modifications are factored into the determination of the ALLL.  Furthermore, the Company is also required to disclose information about troubled debt restructurings that meet the definition of a troubled debt restructuring within the previous 12 months for which there was a payment default in the current period.  The provisions of ASU No. 2010-20 were originally to be effective for the Company’s reporting period ended March 31, 2011.  However, the amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount.  The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.  The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. The amended guidance is effective for interim and annual periods beginning after January 1, 2013 and should be applied retrospectively to all periods presented. The Company does not expect the adoption of the disclosure requirements to have a material effect on its condensed consolidated financial statements.

Reclassifications –Certain amounts reflected in the 2010 and 2009 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2011.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2011, the Bank continues to exceed the “well capitalized” standards for Tier I capital to adjusted tangible assets of 5.00%, Tier I risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

The Company’s and Bank’s actual capital amounts and ratios are presented in the table below:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2011

Tier 1 Capital (to adjusted tangible assets)
Bank	$88,793	9.44%	$37,640	4.00%	$47,050	5.00%
Consolidated	89,396	9.50%	37,630	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	88,793	11.68%	30,408	4.00%	45,611	6.00%
Consolidated	89,396	11.69%	30,590	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	97,378	12.81%	60,815	8.00%	76,019	10.00%
Consolidated	97,918	12.80%	61,180	8.00%	N/A	N/A

At December 31, 2010

Tier 1 Capital (to adjusted tangible assets)
Bank	$82,784	10.29%	$32,183	4.00%	$40,229	5.00%
Consolidated	83,712	10.41%	32,176	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	82,784	14.12%	23,450	4.00%	35,174	6.00%
Consolidated	83,712	14.16%	23,643	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	90,132	15.38%	46,899	8.00%	58,624	10.00%
Consolidated	91,119	15.42%	47,287	8.00%	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$15	$-	$162
Municipal bonds	23,354	788	(3)	24,139
Mortgage-backed securities	91,605	634	(895)	91,344
Total securities available for sale	115,106	1,437	(898)	115,645
FHLB stock	10,456	-	-	10,456
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	12,475	-	-	12,475
Total securities	$127,581	$1,437	$(898)	$128,120

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$148	$11	$-	$159
Municipal bonds	20,555	7	(803)	19,759
Mortgage-backed securities	135,944	1,292	(2,060)	135,176
Total securities available for sale	156,647	1,310	(2,863)	155,094
FHLB stock	11,315	-	-	11,315
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	13,334	-	-	13,334
Total securities	$169,981	$1,310	$(2,863)	$168,428

At December 31, 2011, the Company had a $10.5 million investment in FHLB stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions.  During the years ended December 31, 2010 and 2011, the FHLB has repurchased $3.4 million of our excess FHLB stock through their stock repurchase program.

At December 31, 2011, MBS with an estimated par value of $37.0 million and a book value of $38.4 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  Securities with OTTI at December 31, 2011 consisted of 24 private label MBS with a book value of $1.2 million.  The Company realized OTTI losses of $617,000 in 2011.  Additionally, the Bank took an OTTI charges in 2010 of $1.1 million and in 2009 of $2.0 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2011
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)

Municipal bonds	1	$1,175	$(3)	-	$-	$-	1	$1,175	$(3)
Mortgage-backed securities	18	24,583	(167)	42	1,443	(728)	60	26,026	(895)
Total	19	$25,758	$(170)	42	$1,443	$(728)	61	$27,201	$(898)

	December 31, 2010
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)

Municipal bonds	27	$19,316	$(803)	-	$-	$-	27	$19,316	$(803)
Mortgage-backed securities	15	39,851	(886)	55	2,561	(1,174)	70	42,412	(2,060)
Total	42	$59,167	$(1,689)	55	$2,561	$(1,174)	97	$61,728	$(2,863)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2011, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investement securities available for sale:
U.S. Treasury	$-	$-	$73	$76	$74	$86	$-	$-	$147	$162
Municipal bonds	-	-	-	-	1,203	1,261	22,151	22,878	23,354	24,139
Mortgage-backed securities	-	-	144	147	73	77	91,388	91,120	91,605	91,344
Total investment securities available for sale	-	-	217	223	1,350	1,424	113,539	113,998	115,106	115,645
Stock:
FHLB	10,456	10,456	-	-	-	-	-	-	10,456	10,456
Federal Reserve Bank	2,019	2,019	-	-	-	-	-	-	2,019	2,019
Total stock	12,475	12,475	-	-	-	-	-	-	12,475	12,475
Total securities	$12,475	$12,475	$217	$223	$1,350	$1,424	$113,539	$113,998	$127,581	$128,120

The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At December 31, 2011, the Company had accumulated other comprehensive income of $539,000, or $318,000 net of tax, compared to accumulated other comprehensive loss of $1.6 million or $914,000 net of tax, at December 31, 2010.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2011	2010
	(in thousands)
Real estate loans:
Multi-family	$193,830	$243,584
Commercial non-owner occupied	164,341	130,525
One-to-four family	60,027	20,318
Land	6,438	-
Business loans:
Commercial owner occupied	152,299	113,025
Commercial and industrial	86,684	42,077
Warehouse facilities	67,518	12,610
SBA	4,727	4,088
Other loans	3,390	1,417
Total gross loans	739,254	567,644
Plus (less):
Deferred loan origination costs-net	(665)	(3,227)
Allowance for estimated loan losses	(8,522)	(8,879)
Loans held for investment, net	$730,067	$555,538

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $24.5 million for secured loans and $14.7 million for unsecured loans at December 31, 2011.  At December 31, 2011, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $22.0 million of secured credit.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans and participations serviced for others were $26.5 million at December 31, 2011 and $33.2 million at December 31, 2010, for which we have no capitalized servicing rights.

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

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2011
Real estate loans:
Multi-family	$1,423	$1,450	$-	$1,423	$-	$2,309	$88
Commercial non-owner occupied	1,495	1,592	-	1,495	-	2,283	198
One-to-four family	521	705	-	521	-	311	47
Land	-	-	-	-	-	11	1
Business loans:
Commercial owner occupied	1,641	1,771	-	1,641	-	1,635	64
Commercial and industrial	1,138	1,321	-	1,138	-	373	62
SBA	773	2,427	-	773	-	887	68
Other loans	-	-	-	-	-	2	-
Totals	$6,991	$9,266	$-	$6,991	$-	$7,811	$528

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2010
Real estate loans:
Multi-family	$1,156	$1,156	$-	$1,156	$-	$2,114	$94
Commercial investor	2,068	2,068	465	1,603	47	1,949	127
One-to-four family	223	224	-	223	-	249	15
Business loans:
Commercial owner occupied	2,225	2,342	-	2,225	-	1,331	-
Commercial and industrial	54	169	-	54	-	270	14
SBA	1,092	1,751	-	1,092	-	969	14
Totals	$6,818	$7,710	$465	$6,353	$47	$6,882	$264

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

The following table summarizes impaired loan balances for prior periods as presented below:

December 31,
2009
(in thousands)

Nonaccruing loans	$8,191
Loans 90 days or more past due	5,466
Total impaired loans	$13,657

Impaired loans without a valuation allowance	$13,041
Impaired loans with a valuation allowance	616
Valuation allowance related to impaired loans	179

Average recorded investment in impaired loans	$11,228
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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status at December 31, 2011 of $6.1 million, 2010 of $3.3 million, and 2009 of $10.0 million.   If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $413,000 in 2011, $600,000 in 2010, and $781,000 in 2009.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2011, 2010 and 2009.  The Company had no loans 90 day or more past due and still accruing at December 31, 2011 or 2010.  The Company has less than $351,000 in troubled debt restructures at December 31, 2011.

Credit Quality and Credit Risk

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed no less than annually by the Board of Directors.  Seasoned underwriters ensure all key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis.  The credit approval process mandates multiple-signature approval by either the management or Board credit committee for every loan which requires any subjective credit analysis.

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

•	Loss - Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

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

When a loan is graded as watch or worse, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain updated valuations of underlying collateral for watch, special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$176,477	$13,286	$4,067	$193,830
Commercial non-owner occupied	160,051	676	3,614	164,341
One-to-four family	57,685	-	2,342	60,027
Land	6,386	-	52	6,438
Business loans:
Commercial owner occupied	138,975	5,689	7,635	152,299
Commercial and industrial	83,441	1,046	2,197	86,684
Warehouse facilities	67,518	-	-	67,518
SBA	4,548	-	179	4,727
Other loans	3,352	-	38	3,390
Totals	$698,433	$20,697	$20,124	$739,254

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2010	(in thousands)
Real estate loans:
Multi-family	$226,270	$13,161	$4,153	$243,584
Commercial investor	124,513	577	5,435	130,525
One-to-four family	19,823	-	495	20,318
Construction	-	-	-	-
Land	-	-	-	-
Business loans:
Commercial owner occupied	104,475	4,074	4,476	113,025
Commercial and industrial	53,188	360	1,139	54,687
SBA	2,956	-	1,132	4,088
Other loans	1,417	-	-	1,417
Totals	$532,642	$18,172	$16,830	$567,644

		Days Past Due
	Current	30-59	60-89	90+	Total	Non-Accruing
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$193,830	$-	$-	$-	$193,830	$293
Commercial non-owner occupied	162,663	434	-	1,244	164,341	1,495
One-to-four family	59,503	201	-	323	60,027	323
Land	5,769	-	617	52	6,438	52
Business loans:
Commercial owner occupied	151,380	-	-	919	152,299	2,053
Commercial and industrial	85,615	12	-	1,057	86,684	1,177
Warehouse facilities	67,518				67,518	-
SBA	3,900	49	113	665	4,727	700
Other loans	3,386	3	1	-	3,390	-
Totals	$733,564	$699	$731	$4,260	$739,254	$6,093

		Days Past Due
	Current	30-59	60-89	90+	Total	Non-Accruing
December 31, 2010
Real estate loans:
Multi-family	$243,584	$-	$-	$-	$243,584	$-
Commercial investor	129,908	617	-	-	130,525	-
One-to-four family	19,879	402	17	20	20,318	26
Business loans:
Commercial owner occupied	110,616	184	-	2,225	113,025	2,225
Commercial and industrial	54,687	-	-	-	54,687	54
SBA	3,242	-	-	846	4,088	971
Other loans	1,417	-	-	-	1,417	-
Totals	$563,333	$1,203	$17	$3,091	$567,644	$3,277

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

Multi-Family, Non-Owner Occupied Commercial Real Estate, Land and Construction Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by management using the Bank's actual trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
•	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
•	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

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

Owner Occupied Commercial Real Estate Loans, Commercial Business Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's actual trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
•	Changes in the nature and volume of the loan portfolio, including new types of lending,
•	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
•	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

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

Single Family and Consumer Loans and Warehouse Repurchase Facilities

The Company's base ALLL factor for single family and consumer loans and warehouse repurchase facilities is determined by management using the Bank's actual trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For single family and consumer loans and warehouse repurchase facilities, those factors include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment.

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

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Multi- family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2010	$2,729	$1,580	$332	$-	$1,687	$2,018	$338	$145	$50	$8,879
Charge-offs	(489)	(43)	(1,408)	(164)	(307)	(1,285)	-	(90)	(228)	(4,014)
Recoveries	-	-	142	23	-	9	-	211	17	402
Provisions for (reduction in) loan losses	41	(250)	1,865	180	(261)	619	1,009	(186)	238	3,255
Balance, December 31, 2011	$2,281	$1,287	$931	$39	$1,119	$1,361	$1,347	$80	$77	$8,522

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	2,281	1,287	931	39	1,119	1,361	1,347	80	77	8,522

Loans individually evaluated for impairment	1,423	1,495	521	-	1,641	1,138	-	773	-	6,991
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$192,407	$162,846	$59,506	$6,438	$150,658	$85,546	$67,518	$3,954	$3,390	$732,263
General reserves to total loans collectively evaluated for impairment	1.19%	0.79%	1.56%	0.61%	0.74%	1.59%	2.00%	2.02%	2.27%	1.16%

Total gross loans	$193,830	$164,341	$60,027	$6,438	$152,299	$86,684	$67,518	$4,727	$3,390	$739,254
Total allowance to gross loans	1.18%	0.78%	1.55%	0.61%	0.73%	1.57%	2.00%	1.69%	2.27%	1.15%

	Multi- family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2009	$3,386	$1,602	$272	$-	$907	$2,410	$-	$326	$2	$8,905
Charge-offs	(334)	(512)	(123)	-	(264)	(708)	-	(398)	-	(2,339)
Recoveries	-	-	40	-	-	13	-	154	14	221
Provisions for (reduction in) loan losses	(323)	490	143	-	1,044	303	338	63	34	2,092
Balance, December 31, 2010	$2,729	$1,580	$332	$-	$1,687	$2,018	$338	$145	$50	$8,879

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$47	$-	$-	$-	$-	$-	$-	$-	$47
General portfolio allocation	$2,729	$1,533	$332	$-	$1,687	$2,018	$338	$145	$50	$8,832

Loans individually evaluated for impairment	$1,156	$2,068	$223	$-	$2,225	$54	$-	$1,092	$-	$6,818
Specific reserves to total loans individually evaluated for impairment	0.00%	2.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.69%
Loans collectively evaluated for impairment	$242,428	$128,457	$20,095	$-	$110,800	$42,023	$12,610	$2,996	$1,417	$560,826
General reserves to total loans collectively evaluated for impairment	1.13%	1.19%	1.65%	0.00%	1.52%	4.80%	2.68%	4.84%	3.53%	1.57%

Total gross loans	$243,584	$130,525	$20,318	$-	$113,025	$42,077	$12,610	$4,088	$1,417	$567,644
Total allowance to gross loans	1.12%	1.21%	1.63%	0.00%	1.49%	4.80%	2.68%	3.55%	3.53%	1.56%

	Multi- family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2008	$1,958	$1,373	$231	$-	$935	$1,123	$-	$177	$84	$5,881
Charge-offs	(1,527)	(317)	(125)	-	(59)	(1,409)	-	(906)	(468)	(4,811)
Recoveries	-	-	26	-	-	4	-	31	39	100
Provisions for (reduction in) loan losses	2,955	546	140	-	31	2,692	-	1,024	347	7,735
Balance, December 31, 2009	$3,386	$1,602	$272	$-	$907	$2,410	$-	$326	$2	$8,905

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$103	$-	$-	$-	$-	$-	$76	$-	$179
General portfolio allocation	$3,386	$1,499	$272	$-	$907	$2,410	$-	$250	$2	$8,726

Loans individually evaluated for impairment	$3,253	$3,486	$300	$-	$996	$955	$-	$696	$-	$9,686
Specific reserves to total loans individually evaluated for impairment	0.00%	2.95%	0.00%	0.00%	0.00%	0.00%	0.00%	10.92%	0.00%	1.85%
Loans collectively evaluated for impairment	$275,491	$146,091	$8,191	$-	$102,023	$30,154	$-	$2,641	$1,991	$566,582
General reserves to total loans collectively evaluated for impairment	1.23%	1.03%	3.32%	0.00%	0.89%	7.99%	0.00%	9.47%	0.10%	1.54%

Total gross loans	$278,744	$149,577	$8,491	$-	$103,019	$31,109	$-	$3,337	$1,991	$576,268
Total allowance to gross loans	1.21%	1.07%	3.20%	0.00%	0.88%	7.75%	0.00%	9.77%	0.10%	1.55%

6. Other Real Estate Owned

Other real estate owned was $1.2 million at December 31, 2011 and $34,000 at December 31, 2010.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2011	2010
	(in thousands)
Balance, beginning of year	$34	$3,380
Additions – foreclosures	16,948	3,564
Sales	(15,579)	(6,212)
Write downs	(172)	(698)
Balance, end of year	$1,231	$34

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:
	2011	2010
	(in thousands)
Land	$1,610	$1,410
Premises	7,402	5,638
Leasehold improvements	2,530	2,467
Furniture, fixtures and equipment	4,687	4,010
Automobiles	155	107
Subtotal	16,384	13,632
Less: accumulated depreciation	(6,565)	(5,409)
Total	$9,819	$8,223

Depreciation expense was $1.2 million for 2011, $991,000 for 2010 and $1.0 million for 2009.

8. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

		Weighted		Weighted
	2011	Average	2010	Average
	Balance	Interest Rate	Balance	Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$112,313	0.00%	$47,229	0.00%
Interest-bearing checking	63,620	0.23%	21,137	0.14%
Money market	132,509	0.66%	113,333	0.97%
Regular passbook	91,747	0.50%	68,559	0.96%
Total transaction accounts	400,189	0.37%	250,258	0.72%
Certificates of deposit accounts
Up to $100,000	199,823	1.38%	207,164	1.76%
Over $100,000 to $250,000	181,483	1.41%	165,871	1.91%
Over $250,000	47,382	1.34%	35,947	1.76%
Total certificates of deposit accounts	428,688	1.39%	408,982	1.82%
Total deposits	$828,877	0.89%	$659,240	1.40%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2011 are as follows:

	2011
	Balance	Weighted average interest rate
	(in thousands)

Within 3 months	$61,029	1.30%
4 to 6 months	118,130	1.67%
7 to 12 months	141,078	1.13%
13 to 24 months	92,200	1.26%
25 to 36 months	2,440	1.81%
37 to 60 months	12,891	2.85%
Over 60 months	920	1.30%
Total	$428,688	1.39%

The average cost of deposits was 1.03% for 2011 and 1.51% for 2010.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2011	2010	2009
	(in thousands)
Checking accounts	$126	$55	$173
Passbook accounts	516	716	545
Money market accounts	906	939	711
Certificates of deposit accounts	6,740	7,901	11,618
Total	$8,288	$9,611	$13,047

     Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $78,000 at December 31, 2011 and $55,000 at December 31, 2010.

9. Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2011, the Company had no FHLB borrowings, compared to $40.0 million at December 31, 2010.  The FHLB advances at December 31, 2010 were collateralized by real estate loans with an aggregate principal balance of $411.3 million and FHLB stock of $11.3 million.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Average balance outstanding	$6,630	$38,178
Maximum amount outstanding at any month-end during the year	35,000	63,000
Balance outstanding at end of year	-	40,000
Weighted average interest rate during the year	0.80%	4.88%

The Company had $482.2 million in loans available at the FHLB as collateral for available advances of $298.6 million as of December 31, 2011.

Credit facilities have been established with Citigroup, Barclays Bank and Union Bank. The outstanding credit facilities are secured by pledged investment securities. At December 31, 2011 and 2010, the Company had borrowings of $18.5 million with Citigroup, $10.0 million with Barclays Bank and an unused reverse repurchase facility of $20 million with Union Bank.  The outstanding borrowings are secured by MBS with an estimated fair value of $38.6 million.

At December 31, 2011, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $52.8 million.  At December 31, 2011 and 2010, the Company had no outstanding balances against these lines.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2011	2010
	(dollars in thousands)
Average balance outstanding	$28,500	$28,500
Maximum amount outstanding at any month-end during the year	28,500	28,500
Balance outstanding at end of year	28,500	28,500
Weighted average interest rate during the year	3.32%	3.08%

10. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 3.15% at December 31, 2011 and 3.04% at December 31 2010.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

11. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2011	2010	2009
	(in thousands)
Current income tax provision:
Federal	$3,781	$1,697	$953
State	1,386	602	791
Total current income tax provision	5,167	2,299	1,744
Deferred income tax provision (benefit):
Federal	899	(121)	(1,250)
State	345	(95)	(581)
Total deferred income tax provision (benefit)	1,244	(216)	(1,831)
Total income tax provision (benefit)	$6,411	$2,083	$(87)

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2011	2010	2009
	(in thousands)
Statutory federal income tax provision (benefit)	$5,774	$2,149	$(186)
California franchise tax (benefit), net of federal income tax effect	1,214	335	139
Other, including tax exempt income	(577)	(401)	(40)
Total income tax provision (benefit)	$6,411	$2,083	$(87)

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2011	2010
	(in thousands)
Deferred tax assets:
Accrued expenses	$652	$842
Depreciation on premises and equipment	98	185
Net operating loss	4,283	4,490
Allowance for loan losses, net of bad debt charge-offs	3,507	3,981
State taxes	471	-
Unrealized losses on available for sale securities	-	639
Capital loss on mutual funds	814	1,034
Other-than-temporary impairment	2,068	1,977
Restricted stock and options expense	6	7
Other	73	21
Total deferred tax assets	11,972	13,176
Deferred tax liabilities:
State taxes	-	(757)
Federal Home Loan Bank stock dividends	(758)	(1,073)
Deferred FDIC gain	(1,641)	-
Depreciation	-	-
Unrealized gain on available for sale securities	(222)	-
Other	(353)	(243)
Total deferred tax liabilities	(2,974)	(2,073)
Net deferred tax asset	$8,998	$11,103

At December 31, 2011, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carryforward of approximately $10.5 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $5.6 million for California franchise tax purposes. However, the state of California has suspended the net operating loss deduction utilization for the tax years 2008, 2009, 2010 and 2011.  The net operating loss deduction for the state is now scheduled to expire in 2017.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company are subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carryforward for federal and state tax purposes.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2011, tax years for 2008 through 2010 remain open to audit by the Internal Revenue Service and 2007 through 2010 by the California state tax authority.  Currently, the Bank is undergoing an examination of its 2007, 2008, and 2009 income tax returns by the California Franchise Tax Board.  In connection with a previous examination, the state examiners reviewed, among other matters, whether our enterprise zone net interest deductions taken in tax years 2005 and 2006 were allowable.  After their examination, the state disallowed our enterprise zone net interest deductions of $141,000 for the year ended December 31, 2005 and $121,000 for the year ended December 31, 2006.  Based on their findings, the Company recorded an additional income tax for years 2005 through 2009 of $445,000, in 2009.

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

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2024.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2012	$812
2013	834
2014	854
2015	833
2016	537
Thereafter	3,626
Total	$7,496

Rental expense under all operating leases totaled $926,000 for 2011, $676,000 for 2010, and $646,000 for 2009.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:

	2011	2010	2009
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$208	$86	$256
Restricted stock expense	-	-	15
Total share-based compensation expense	208	86	271
Total share-based compensation expense, net of tax	$123	$51	$160

Diluted shares outstanding	10,630,720	11,057,404	5,642,589
Impact on diluted earnings per share	$0.012	$0.005	$0.028

Unrecognized compensation expense:
Stock option expense	$86	$26	$148
Restricted stock expense	-	-	-
Total unrecognized share-based compensation expense	86	26	148
Total unrecognized share-based compensation expense, net of tax	$51	$15	$87

Employment Agreements—The Company has entered into a three-year employment agreement with our Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into three-year employment agreements with the Chief Banking Officer, the Chief Financial Officer and the Chief Credit Officer.  The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

Availability of Funding Sources—The Company funds substantially all of the loans, which it originates or purchases, through deposits, internally generated funds, and/or borrowings.  The Company competes for deposits primarily on the basis of rates, and, as a consequence, the Company could experience difficulties in attracting deposits to fund its operations if the Company does not continue to offer deposit rates at levels that are competitive with other financial institutions.  To the extent that the Company is not able to maintain its currently available funding sources or to access new funding sources, it would have to curtail its loan production activities or sell loans and investment securities earlier than is optimal.  Any such event could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

13. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2011, 2010 and 2009, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $212,000 for 2011, $148,000 for 2010 and $161,000 for 2009.

On April 27, 2000, in an effort to attract and retain talented employees, the Board approved the combination of the 1996 Option Plan and the 1997 Option Plan into the 2000 Stock Incentive Plan. At the 2000 Annual Meeting, the Company's shareholder approved 2000 Stock Incentive Plan.  Additionally, the Company increased the total shares available under the 2000 Incentive Plan to 975,000 shares.

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

Below is a summary of the activity in the 2000 Stock Incentive Plan and the Plan for the year ended December 31, 2011:

	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	505,500	$8.61
Granted	66,000	6.32
Exercised	-	-
Forfeited & Expired	(3,000)	8.07
Options outstanding at the end of the year	568,500	$8.34

Options exercisable at the end of the year	502,500

Weighted average remaining contractual life of options outstanding at end of year	5.1 Years

The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlier) of options outstanding was $184,000 at December 31, 2011, $202,000 at December 31, 2010, and zero at December 31, 2009.

The amount charged against compensation expense in relation to the stock options was $208,000 for 2011 and $86,000 for 2010. At December 31, 2011, unrecognized compensation expense related to the options is approximately $32,000 for 2012, $32,000 for 2013 and $22,000 for 2014.

There were no options granted under the Plan during 2009 or 2010.  Options granted under the Plan during 2011 were valued using the Black-Scholes model with the following average assumptions:

Year Ended December 31, 2011

Expected volatility	16.49% to 38.47%
Expected term	10.0 Years
Expected dividends	None
Risk free rate	1.92% to 3.50%
Weighted-average grant date fair value	$1.80 to $3.47

    During 2006, restricted stock awards were granted for 35,050 shares of the Corporation's common stock.  These shares vested with respect to each employee over a three-year period from the date of grant, provided the individual remains in the employment of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company. There was no compensation expenses relating to these grants for 2011 and 2010, and $15,000 in compensation expense for 2009. As of September 8, 2009, all restricted stock awards were fully vested.  The table below summarizes the restricted stock award activity for the periods indicated.

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Grant Price	Shares	Grant Price	Shares	Grant Price
Restricted stock awards
Outstanding grants at beginning of year	-	$-	-	$-	8,900	$11.70
Granted	-	-	-	-	-	-
Vested	-	-	-	-	(8,900)	11.70
Cancelled	-	-	-	-	-	-
Outstanding grants at end of year	-	$-	-	$-	-	$-

Restricted stock awards were expensed evenly over the vesting period.  At December 31, 2009 there was no remaining amount to be expensed for restricted stock awards that had been granted under the Plan.

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank. The Salary Continuation Plan is unfunded. The amounts expensed in 2011 and 2010 under the Salary Continuation Plan amounted to $77,000 and $71,000, respectively.  As of December 31, 2011 and 2010, $454,000 and $389,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan. At December 31, 2011 the liability for the plan was $211,000 compared to $154,000, at December 31, 2010.  The interest expense for 2011 was $7,000, compared to $5,000 for 2010 and $3,000 for 2009.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2011 and 2010 was $32,000 and $34,000, respectively, for this plan. As of December 31, 2011 and 2010, $58,000 and $46,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

14. Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of originating loans or providing funds under existing lines or letters of credit.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require payment of a fee. Since many commitments are expected to expire, the total commitment amounts do not necessarily represent future cash requirements.  Commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated statements of financial condition.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $63,000 at December 31, 2011 and $77,000 at December 31, 2010.

The Company’s commitments to extend credit at December 31, 2011 were $73.1 million and at December 31, 2010 was $34.7 million.  The 2011 balance is primarily composed of $41.3 million of undisbursed C&I loans and $25.2 million of undisbursed Warehouse loans.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and 2010.

	At December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$60,235	$60,235
Securities available for sale	115,645	115,645
Federal Reserve Bank and FHLB stock, at cost	12,475	12,475
Loans held for investment, net	730,067	794,906
Accrued interest receivable	3,885	3,885
Liabilities:
Deposit accounts	828,877	833,241
FHLB advances	-	-
Other borrowings	28,500	31,361
Subordinated debentures	10,310	5,405
Accrued interest payable	147	147

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$73,053	$7,305

	At December 31, 2010
	Carrying	Estimated
	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$63,462	$63,462
Securities available for sale	155,094	155,094
Federal Reserve Bank and FHLB stock, at cost	13,334	13,334
Loans held for sale, net	-	-
Loans held for investment, net	555,538	603,749
Accrued interest receivable	3,755	3,755
Liabilities:
Deposit accounts	659,240	670,776
FHLB advances	40,000	40,032
Other borrowings	28,500	30,052
Subordinated debentures	10,310	5,232
Accrued interest payable	125	125

	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$34,706	$3,471

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

Marketable Securities – Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds. Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying all the securities that our pricing service vendor cannot price due to lack of trade activity in these securities.

Loans Held for Sale - The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows. The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost. As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At December 31, 2011, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$111,725	$2,929	$991	$115,645
Total assets	$111,725	$2,929	$991	$115,645

	At December 31, 2010
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$150,499	$3,090	$1,505	$155,094
Total assets	$150,499	$3,090	$1,505	$155,094

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2011:

Marketable Securities	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(in thousands)
Beginning Balance, January 1, 2011	$1,505
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(630)
Included in other comprehensive income	337
Purchases, issuances, and settlements	(950)
Transfer in and/or out of Level 3	729
Ending Balance, December 31, 2011	$991

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2011:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$6,991	$-	$6,991
Other real estate owned	-	1,231	-	1,231
Total assets	$-	$8,222	$-	$8,222

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

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options of 404,166 for the year ended December 31, 2011 and 448,332 for the year ended December 31, 2010, as the exercise prices exceeded the stock price at the end of each period. For the year ended December 31, 2009, 533,500 options and 966,400 warrants were excluded from the diluted earnings per share calculation due to the Company recording a net loss for the year.

	Income/(Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2011:
Net income applicable to earnings per share	$10,572
Basic earnings per share: Income available to common stockholders	10,572	10,092,181	$1.05
Effect of dilutive securities: Warrants and stock option plans	-	538,539
Diluted earnings per share: Income available to common stockholders	$10,572	10,630,720	$0.99

For the year ended December 31, 2010:
Net income applicable to earnings per share	$4,238
Basic earnings per share: Income available to common stockholders	4,238	10,033,836	$0.42
Effect of dilutive securities: Warrants and stock option plans	-	1,023,568
Diluted earnings per share: Income available to common stockholders	$4,238	11,057,404	$0.38

For the year ended December 31, 2009:
Net loss applicable to earnings per share	$(460)
Basic loss per share: loss available to common stockholders	(460)	5,642,589	$(0.08)
Diluted loss per share: loss available to common stockholders	$(460)	5,642,589	$(0.08)

18. Related Parties

Loans to our executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  There were no new loans made or outstanding to any officers or directors in 2011 or 2010.

At the end of 2011 we had related party deposits of $1.6 million, compared to $1.4 million at the end of 2010.

19. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2011
Interest income	$11,734	$12,809	$12,545	$13,137
Interest expense	2,632	2,473	2,314	2,177
Provision for estimated loan losses	106	1,300	1,322	527
Noninterest income (loss)	5,239	(1,093)	2,110	257
Noninterest expense	6,359	6,855	7,074	6,616
Income tax provision	3,104	303	1,485	1,519
Net income	$4,772	$785	$2,460	$2,555
Earnings per share:
Basic	$0.47	$0.08	$0.25	$0.25
Diluted	$0.44	$0.08	$0.23	$0.24

For the year ended December 31, 2010
Interest income	$10,184	$9,990	$10,480	$10,449
Interest expense	3,524	3,148	3,078	2,916
Provision for estimated loan losses	1,056	639	397	-
Noninterest income (loss)	(726)	(1,038)	674	14
Noninterest expense	4,322	4,808	4,809	5,009
Income tax provision	100	20	1,025	938
Net income	$456	$337	$1,845	$1,600
Earnings (loss) per share:
Basic	$0.05	$0.03	$0.18	$0.16
Diluted	$0.04	$0.03	$0.17	$0.14

20. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)

	At December 31,
	2011	2010
	(in thousands)
Assets:
Cash and cash equivalents	$604	$1,248
Investment in subsidiaries	91,952	83,101
Deferred income taxes	4,222	4,574
Other assets	456	328
Total Assets	$97,234	$89,251
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	147	339
Total Liabilities	10,457	10,649
Total Stockholders’ Equity	86,777	78,602
Total Liabilities and Stockholders’ Equity	$97,234	$89,251

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income:
Interest income	$4	$9	$23
Noninterest income	6	35	26
Total income	10	44	49
Expense:
Interest expense	310	314	368
Noninterest expense	546	488	642
Total expense	856	802	1,010
Loss before income tax provision	(846)	(758)	(961)
Income tax benefit	(349)	(312)	(395)
Net loss (parent only)	(497)	(446)	(566)
Equity in net earnings of subsidiaries	11,069	4,684	106
Net income (loss)	$10,572	$4,238	$(460)

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income (loss)	$10,572	$4,238	$(460)
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	208	86	271
Equity in net earnings of subsidiaries	(11,069)	(4,684)	(106)
Increase (decrease) in accrued expenses and other liabilities	(192)	81	126
Increase (decrease) in current and deferred taxes	352	(1)	(34)
Decrease (increase) in other assets	(128)	(53)	3
Net cash used in operating activities	(257)	(333)	(200)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-	(14,000)
Net cash used in investing activities	-	-	(14,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	3,450	-	-
Proceeds from issuance of common stock, net of issuance cost	-	-	15,241
Repurchase Pacific Premier Bancorp Warrants	(3,660)	-	-
Repurchase of common stock	(451)	-	(383)
Proceeds from exercise of warrants	274	-	150
Net cash provided by (used in) financing activities	(387)	-	15,008
Net increase (decrease) in cash and cash equivalents	(644)	(333)	808
Cash and cash equivalents, beginning of year	1,248	1,581	773
Cash and cash equivalents, end of year	$604	$1,248	$1,581

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(c)) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance that information we are required to disclose in periodic reports that we file or submit to the SEC pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

The Company’s Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in its Annual Report on Form 10-K.

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

As of the end of the fourth quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2011, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to options outstanding and available under the Company’s 2000 Stock Incentive Plan and the Company’s 2004 Long-Term Incentive Plan.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2000 Stock Incentive Plans	83,000	$8.90	-
2004 Stock Incentive Plans	485,500	$8.25	3,101
Equity compensation plans not approved by security holders:	-	-	-
Total Equity Compensation plans	568,500	$8.34	3,101

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the heading “Item 11.  Ratification of the Appointment of Vavrinek, Trine, Day & Co., LLP as the Company’s Independent Auditor for the Fiscal Year Ended December 31, 2012,” which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
3.1.0	Certificate of Incorporation of Pacific Premier Bancorp, Inc. (1)
3.1.1	First Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.2	Second Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.3	Third Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
3.1.4	Fourth Certificate of Amendment to Certificate of Incorporation of Pacific Premier Bancorp, Inc. (3)
3.2	Bylaws of Pacific Premier Bancorp, Inc., as amended. (12)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (4)
4.2	Form of Warrant to Purchase Shares of Common Stock of Pacific Premier Bancorp, Inc. (5)
4.3	Indenture from PPBI Trust I. (7)
10.1	2000 Stock Incentive Plan. (6)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated January 1, 2011. (10)*
10.3	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Kent Smith dated January 1, 2011. (10)*
10.4	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Eddie Wilcox dated January 1, 2011. (10)*
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Mike Karr dated January 1, 2011. (10)*
10.6	Amended and Restated Declaration of Trust from PPBI Trust I. (7)
10.7	Guarantee Agreement from PPBI Trust I. (7)
10.8	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (8)*
10.9	Form of Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan agreement. (9)*
10.10	2004 Stock Incentive Plan (11)*
10.11	Form of 2004 Stock Incentive Plan Incentive Stock Option Agreement (11)
10.12	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement (11)
10.13	Form of 2004 Stock Incentive Plan Restricted Stock Agreement (11)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
________________

(1)	Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on March 31, 2003.
(2)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on August 28, 2003.
(3)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on August 14, 2003.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(5)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(7)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(8)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(9)	Incorporated by reference from the Registrant’s Form 10-K/A filed with the SEC on April 4, 2007.
(10)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.
(12)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on November 5, 2010.

*	Management contract or compensatory plan or arrangement.
**
Submitted electronically herewith.  Users of this data are advised pursuant to Rule 401 of Regulations S-T promulgated by the Securities and Exchange Commission that the financial information contained in the XBRL-Related Documents is unaudited.  Furthermore, users of this data are advised in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2011 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

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
DATED: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 30, 2012
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2012
Kent J. Smith

/s/ Ronald G. Skipper	Chairman of the Board of Directors	March 30, 2012
Ronald G. Skipper

/s/ John D. Goddard	Director	March 30, 2012
John D. Goddard

/s/ Michael L. McKennon	Director	March 30, 2012
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 30, 2012
Kenneth Boudreau

/s/ Jeff C. Jones	Director	March 30, 2012
Jeff C. Jones

Director
Joe Garrett