Form 10-Q
period 2012-03-31
PACIFIC PREMIER BANCORP INC
filed 2012-05-15
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant's common stock as of May 15, 2012 was 10,329,934.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At March 31, 2012 (unaudited), December 31, 2011 (audited) and March 31, 2011(unaudited)

Consolidated Statements of Operations:  For the three months ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Comprehensive Income: For the three months ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income:  For the three months ended March 31, 2012 and 2011 (unaudited)

Consolidated Statements of Cash Flows:  For the three months ended March 31, 2012 and 2011 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)
	March 31,	December 31,	March 31,
ASSETS	2012	2011	2011
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$93,622	$60,207	$46,302
Federal funds sold	27	28	10,578
Cash and cash equivalents	93,649	60,235	56,880
Investment securities available for sale	150,739	115,645	140,927
FHLB stock/Federal Reserve Bank stock, at cost	11,975	12,475	14,161
Loans held for sale, net	62	-	-
Loans held for investment	695,195	738,589	699,953
Allowance for loan losses	(8,116)	(8,522)	(8,879)
Loans held for investment, net	687,079	730,067	691,074
Accrued interest receivable	3,632	3,885	4,014
Other real estate owned	1,768	1,231	10,509
Premises and equipment	9,550	9,819	8,166
Deferred income taxes	8,654	8,998	8,977
Bank owned life insurance	13,096	12,977	12,583
Intangible assets	2,013	2,069	2,243
Other assets	2,954	3,727	6,948
TOTAL ASSETS	$985,171	$961,128	$956,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$125,448	$112,313	$118,241
Interest bearing:
Transaction accounts	311,152	287,876	287,694
Retail certificates of deposit	410,117	428,688	413,126
Wholesale certificates of deposit	-	-	13,725
Total deposits	846,717	828,877	832,786
Other borrowings	28,500	28,500	28,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	10,165	6,664	5,217
TOTAL LIABILITIES	895,692	874,351	876,813
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 10,329,934 shares at March 31, 2012, 10,337,626 shares at December 31, 2011, and 10,084,626 shares at March 31, 2011 issued and outstanding	103	103	101
Additional paid-in capital	76,239	76,310	76,326
Retained earnings	12,738	10,046	4,246
Accumulated other comprehensive income (loss), net of tax (benefit) of $278 at March 31, 2012, $221 at December 31, 2011, and ($702) at March 31, 2011	399	318	(1,004)
TOTAL STOCKHOLDERS’ EQUITY	89,479	86,777	79,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$985,171	$961,128	$956,482

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31, 2012	March 31, 2011
INTEREST INCOME
Loans	$11,237	$10,533
Investment securities and other interest-earning assets	879	1,201
Total interest income	12,116	11,734
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	329	445
Interest on certificates of deposit	1,427	1,823
Total interest-bearing deposits	1,756	2,268
Other borrowings	235	288
Subordinated debentures	84	76
Total interest expense	2,075	2,632
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	10,041	9,102
PROVISION FOR LOAN LOSSES	-	106
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,041	8,996
NONINTEREST INCOME
Loan servicing fees	177	217
Deposit fees	501	448
Net gain from sales of loans	-	86
Net gain from sales of investment securities	-	164
Other-than-temporary impairment loss on investment securities, net	(37)	(214)
Gain on FDIC transaction	-	4,189
Other income	298	349
Total noninterest income	939	5,239
NONINTEREST EXPENSE
Compensation and benefits	3,520	3,181
Premises and occupancy	878	800
Data processing and communications	367	301
Other real estate owned operations, net	147	263
FDIC insurance premiums	133	264
Legal and audit	486	392
Marketing expense	215	229
Office and postage expense	163	167
Other expense	732	762
Total noninterest expense	6,641	6,359
NET INCOME BEFORE INCOME TAXES	4,339	7,876
INCOME TAX	1,647	3,104
NET INCOME	$2,692	$4,772

EARNINGS PER SHARE
Basic	$0.26	$0.47
Diluted	$0.25	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,335,935	10,049,311
Diluted	10,626,174	10,857,123

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Net Income	$2,692	$4,772
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities arising during the period, net of tax	81	132
Reclassification adjustment for net gain on sale of securities included in net income, net of tax	-	(222)
Net unrealized gain (loss) on securities, net of tax	81	(90)
Comprehensive Income	$2,773	$4,682

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(dollars in thousands)
(unaudited)
	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Total comprehensive income				2,692	81	2,773
Share-based compensation expense			8			8
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	5,330	-	23			23
Balance at March 31, 2012	10,329,934	$103	$76,239	$12,738	$399	$89,479

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)	$78,602
Total comprehensive income				4,772	(90)	4,682
Share-based compensation expense			13			13
Common stock repurchased and retired	(10,610)	(1)	(69)			(70)
Warrants purchased and retired			(3,660)			(3,660)
Warrants exercised	41,400	1	31			32
Stock options exercised	20,000	1	69			70
Balance at March 31, 2011	10,084,626	$101	$76,326	$4,246	$(1,004)	$79,669

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,692	$4,772
Adjustments to net income:
Depreciation and amortization expense	312	265
Provision for loan losses	-	106
Share-based compensation expense	8	13
Loss on sale and disposal of premises and equipment	-	6
Loss (gain) on sale of other real estate owned	(35)	16
Write down of other real estate owned	184	-
Amortization of premium/discounts on securities held for sale, net	140	235
Amortization of loan mark-to-market discount from FDIC transaction	(344)	(65)
Gain on sale of investment securities available for sale	-	(164)
Other-than-temporary impairment loss on investment securities, net	37	214
Gain on sale of loans held for investment	-	(86)
Purchase and origination of loans held for sale	(62)	-
Recoveries on loans	17	-
Gain on FDIC transaction	-	(4,189)
Deferred income tax provision	344	248
Change in accrued expenses and other liabilities, net	(2,016)	(4,905)
Income from bank owned life insurance, net	(119)	(129)
Change in accrued interest receivable and other assets, net	459	2,450
Net cash provided by (used in) operating activities	1,617	(1,213)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	35,219	20,307
Net change in undisbursed loan funds	40,077	15,263
Purchase and origination of loans held for investment	(33,243)	(21,451)
Proceeds from sale of other real estate owned	1,158	1,892
Principal payments on securities available for sale	2,719	5,749
Purchase of securities available for sale	(32,351)	-
Proceeds from sale or maturity of securities available for sale	-	20,556
Purchases of premises and equipment	(43)	(174)
Purchase of Federal Reserve Bank stock	-	495
Redemption of Federal Home Loan Bank of San Francisco stock	500	-
Cash acquired in FDIC transaction	-	26,389
Net cash provided by investing activities	14,036	69,026
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	17,840	(30,767)
Repayment of FHLB advances and other borrowings	-	(40,000)
Proceeds from exercise of stock options	23	32
Warrants purchased and retired	-	(3,660)
Repurchase of common stock	(102)	-
Net cash (used in) provided by financing activities	17,761	(74,395)

NET DECREASE IN CASH AND CASH EQUIVALENTS	33,414	(6,582)
CASH AND CASH EQUIVALENTS, beginning of period	60,235	63,462
CASH AND CASH EQUIVALENTS, end of period	$93,649	$56,880

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2012	2011
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,041	$2,624
Income taxes paid	1,475	115
Assets acquired (liabilities assumed) in Canyon National acquisition (See Note 3):	-
Investment securities	-	14,076
FDIC receivable	-	2,838
Loans	-	149,739
Core deposit intangible	-	2,270
Other real estate owned	-	11,953
Fixed assets	-	42
Other assets	-	1,599
Deposits	-	(204,678)
Other liabilities	-	(39)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$1,843	$-
Investment securities available for sale purchased and not settled	$5,517	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012, December 31, 2011, and March 31, 2011, the results of its operations for the three months ended March 31, 2012 and 2011 and the changes in stockholders’ equity, other comprehensive income and cash flows for the three months ended March 31, 2012 and 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of income.

Note 2 – Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s Consolidated Financial Statements.  See Note 9 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  The Company accounts for all of its repurchase agreements as collateralized financing arrangements. The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The provisions of ASU No. 2011-03 had no impact on the Company’s Consolidated Financial Statements.

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Note 3 – Canyon National Bank Acquisition

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the Federal Deposit Insurance Corporation (the “FDIC”) as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011. The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of other real estate owned, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB Accounting Standards Codification (“ASC”) Topic 820: Fair Value Measurements and Disclosures.

Note 4 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Real estate loans:
Multi-family	$185,367	$193,830	$235,443
Commercial non-owner occupied	168,672	164,341	156,616
One-to-four family (1)	52,280	60,027	48,291
Construction	-	-	5,631
Land	7,246	6,438	10,002
Business loans:
Commercial owner occupied (2)	146,904	152,299	156,379
Commercial and industrial	83,947	86,684	76,854
Warehouse facilities	44,246	67,518	9,352
SBA	3,948	4,727	3,268
Other loans	3,139	3,390	1,264
Total gross loans (3)	695,749	739,254	703,100
Less loans held for sale, net	62	-	-
Total gross loans held for investment	695,687	739,254	703,100
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	(492)	(665)	(3,147)
Allowance for loan losses	(8,116)	(8,522)	(8,879)
Loans held for investment, net	$687,079	$730,067	$691,074

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for March 31, 2012 is net of the mark-to-market discount on Canyon National loans of $4.1 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans. These loans-to-one borrower limitations result in a dollar limitation of $25.0 million for secured loans and $15.0 million for unsecured loans at March 31, 2012.  At March 31, 2012, the Bank’s largest aggregate outstanding balance of loans to one borrower was $20.0 million of secured credit.

Purchase Credit Impaired

The following table provides a summary of the Company’s investment in purchase credit impaired loans, acquired from Canyon National, as of the period indicated:

March 31, 2012
(in thousands)
Real estate loans:
Commercial non-owner occupied	$1,061
Land	2,253
Business loans:
Commercial owner occupied	1,970
Commercial and industrial	101
Total purchase credit impaired	$5,385

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

The following table summarizes the accretable yield on the purchased credit impaired for the three months ended March 31, 2012:

Three Months Ended
March 31, 2012
(in thousands)

Balance at the beginning of period	$3,248
Accretion	(161)
Disposals and other	(54)
Balance at the end of period	$3,033

Impaired Loans

The following tables provides a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
March 31, 2012
Real estate loans:
Multi-family	$1,446	$1,414	$-	$1,414	$-	$1,417	$23
Commercial non-owner occupied	709	648	-	648	-	1,069	11
One-to-four family	1,170	973	-	973	-	671	11
Business loans:
Commercial owner occupied	1,043	913	-	913	-	1,154	-
Commercial and industrial	81	76	-	76	-	351	1
SBA	2,171	604	-	604	-	547	8
Totals	$6,620	$4,628	$-	$4,628	$-	$5,209	$54

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
December 31, 2011
Real estate loans:
Multi-family	$1,450	$1,423	$-	$1,423	$-	$2,309	$88
Commercial non-owner occupied	1,592	1,495	-	1,495	-	2,283	198
One-to-four family	705	521	-	521	-	311	47
Land	-	-	-	-	-	11	1
Business loans:
Commercial owner occupied	1,771	1,641	-	1,641	-	1,635	64
Commercial and industrial	1,321	1,138	-	1,138	-	373	62
SBA	2,427	773	-	773	-	887	68
Other loans	-	-	-	-	-	2	-
Totals	$9,266	$6,991	$-	$6,991	$-	$7,811	$528

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
March 31, 2011
Real estate loans:
Multi-family	$3,300	$3,300	$-	$3,300	$-	$2,036	$17
Commercial non-owner occupied	2,476	2,476	463	2,012	47	2,371	34
One-to-four family	3,743	3,742	-	3,742	-	2,898	44
Construction	537	537	-	537	-	433	1
Land	2,982	2,982	-	2,982	-	2,280	27
Business loans:
Commercial owner occupied	6,563	6,430	-	6,430	-	5,979	67
Commercial and industrial	5,020	4,905	-	4,905	-	4,290	51
SBA	2,570	1,000	-	1,000	-	1,030	19
Other loans	2	1	-	2	-	1	-
Totals	$27,193	$25,373	$463	$24,910	$47	$21,318	$260

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

The following table provides additional detail on the components of impaired loans at the period end as indicated below.

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)

Nonaccruing loans	$3,696	$5,590	$19,900
Accruing loans	932	1,401	5,473
Total impaired loans	$4,628	$6,991	$25,373

When loans are placed on nonaccrual status all accrued interest is reversed from earnings.  Payments received on nonaccrual loans are generally applied as a reduction to the loan principal balance.  If the likelihood of further loss is remote, the Company will recognize interest on a cash basis only.  Loans may be returned to accruing status if the Company believes that all remaining principal and interest is fully collectible and there has been at least three months of sustained repayment performance since the loan was placed on nonaccrual.

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at March 31, 2012 of $3.7 million, December 31, 2011 of $5.6 million, and March 31, 2011 of $19.9 million.  At March 31, 2012, the Company had $5.4 million of purchased credit impaired loans acquired from Canyon National, of which $412,000 were placed on nonaccrual status.  The Company had no loans 90 days or more past due and still accruing at March 31, 2012, December 31, 2011 or March 31, 2011.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed annually by the Board.  The Bank’s seasoned underwriters ensure all key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.  The credit approval process mandates multiple-signature approval by either the management or Board credit committee for every loan that requires any subjective credit analysis.

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

When a loan is graded as special mention or substandard or doubtful, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain updated valuations of underlying collateral for special mention and classified loans on an annual basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2012	(in thousands)
Real estate loans:
Multi-family	$170,714	$9,932	$4,721	$185,367
Commercial non-owner occupied	165,237	672	2,763	168,672
One-to-four family	50,580	-	1,700	52,280
Land	7,246	-	-	7,246
Business loans:
Commercial owner occupied	134,326	3,778	8,800	146,904
Commercial and industrial	82,070	864	1,013	83,947
Warehouse facilities	44,246	-	-	44,246
SBA	3,747	-	201	3,948
Other loans	3,119	-	20	3,139
Totals	$661,285	$15,246	$19,218	$695,749

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$176,477	$13,286	$4,067	$193,830
Commercial non-owner occupied	160,051	676	3,614	164,341
One-to-four family	57,685	-	2,342	60,027
Land	6,386	-	52	6,438
Business loans:
Commercial owner occupied	138,975	5,689	7,635	152,299
Commercial and industrial	83,441	1,046	2,197	86,684
Warehouse facilities	67,518	-	-	67,518
SBA	4,548	-	179	4,727
Other loans	3,352	-	38	3,390
Totals	$698,433	$20,697	$20,124	$739,254

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2011	(in thousands)
Real estate loans:
Multi-family	$215,521	$13,115	$6,807	$235,443
Commercial non-owner occupied	149,790	610	6,216	156,616
One-to-four family	39,131	1,917	7,243	48,291
Construction	4,816	-	815	5,631
Land	4,809	494	4,699	10,002
Business loans:				-
Commercial owner occupied	138,203	6,823	11,353	156,379
Commercial and industrial	65,422	1,923	9,509	76,854
Warehouse facilities	9,352	-	-	9,352
SBA	2,233	-	1,035	3,268
Other loans	1,145	14	105	1,264
Totals	$630,422	$24,896	$47,782	$703,100

    The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due					Non-
	Current	30-59	60-89	90	+	Total	Accruing
March 31, 2012	(in thousands)
Real estate loans:
Multi-family	$185,367	$-	$-	$-		$185,367	$287
Commercial non-owner occupied	168,487	-	-	185		168,672	648
One-to-four family	51,741	-	219	320		52,280	792
Land	7,246	-	-	-		7,246	-
Business loans:
Commercial owner occupied	145,580	-	478	846		146,904	1,325
Commercial and industrial	83,937	10	-	-		83,947	100
Warehouse facilities	44,246					44,246
SBA	3,435	-	-	513		3,948	544
Other loans	3,138	1	-	-		3,139	-
Totals	$693,177	$11	$697	$1,864		$695,749	$3,696

		Days Past Due					Non-
	Current	30-59	60-89	90	+	Total	Accruing
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$193,830	$-	$-	$-		$193,830	$293
Commercial non-owner occupied	162,663	434	-	1,244		164,341	1,495
One-to-four family	59,503	201	-	323		60,027	323
Land	5,769	-	617	52		6,438	52
Business loans:
Commercial owner occupied	151,380	-	-	919		152,299	2,053
Commercial and industrial	85,615	12	-	1,057		86,684	1,177
Warehouse facilities	67,518	-	-	-		67,518	-
SBA	3,900	49	113	665		4,727	700
Other loans	3,386	3	1	-		3,390	-
Totals	$733,564	$699	$731	$4,260		$739,254	$6,093

		Days Past Due					Non-
	Current	30-59	60-89	90	+	Total	Accruing
March 31, 2011	(in thousands)
Real estate loans:
Multi-family	$232,086	$1,907	$1,147	$303		$235,443	$2,030
Commercial non-owner occupied	154,411	1,289	615	301		156,616	753
One-to-four family	46,096	592	143	1,460		48,291	2,848
Construction	4,330	-	278	1,023		5,631	161
Land	9,431	-	-	571		10,002	3,175
Business loans:
Commercial owner occupied	145,436	6,474	-	4,469		156,379	7,359
Commercial and industrial	71,574	1,379	637	3,264		76,854	3,415
Warehouse facilities	9,352	-	-	-		9,352	-
SBA	2,552	133	-	583		3,268	891
Other loans	1,211	37	-	16		1,264	18
Totals	$676,479	$11,811	$2,820	$11,990		$703,100	$20,650

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

Multi-Family and Non-Owner Occupied Commercial Real Estate Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:
●	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
●	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
●	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

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

Owner Occupied Commercial Real Estate Loans, Commercial Business Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's actual trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

●	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,
●	Changes in the nature and volume of the loan portfolio, including new types of lending,
●	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans, and
●	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Multi-family	Commercial non-owner occupied	One-to-four family	Construction	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$2,281	$1,287	$931	$-	$39	$1,119	$1,361	$1,347	$80	$77	$8,522
Charge-offs	-	(1)	(122)	-	-	-	(191)	-	(108)	(1)	(423)
Recoveries	-	-	1	-	-	-	1	-	11	4	17
Provisions for (reduction in) loan losses	196	215	(247)	-	(39)	31	291	(576)	188	(59)	-
Balance, March 31, 2012	$2,477	$1,501	$563	$-	$-	$1,150	$1,462	$771	$171	$21	$8,116

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	$2,477	$1,501	$563	$-	$-	$1,150	$1,462	$771	$171	$21	$8,116
Loans individually evaluated for impairment	$1,446	$709	$1,170	$-	$-	$1,043	$81	$-	$2,171	$-	$6,620
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$183,921	$167,963	$51,110	$-	$7,246	$145,861	$83,866	$44,246	$1,777	$3,139	$689,129
General reserves to total loans collectively evaluated for impairment	1.35%	0.89%	1.10%	0.00%	0.00%	0.79%	1.74%	1.74%	9.62%	0.67%	1.18%
Total gross loans	$185,367	$168,672	$52,280	$-	$7,246	$146,904	$83,947	$44,246	$3,948	$3,139	$695,749
Total allowance to gross loans	1.34%	0.89%	1.08%	0.00%	0.00%	0.78%	1.74%	1.74%	4.33%	0.67%	1.17%

	Multi-family	Commercial non-owner occupied	One-to-four family	Construction	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$-	$1,687	$2,356	$-	$145	$49	$8,879
Charge-offs	(28)	-	(142)	-	-	-	-	-	-	-	(170)
Recoveries	-	-	55	-	-	-	-	-	5	4	64
Provisions for (reduction in) loan losses	(82)	(1)	83	-	-	825	(845)	184	(51)	(7)	106
Balance, March 31, 2011	$2,620	$1,579	$328	$-	$-	$2,512	$1,511	$184	$99	$46	$8,879

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$47	$-	$-	$-	$-	$-	$-	$-	$-	$47
General portfolio allocation	$2,620	$1,532	$328	$-	$-	$2,512	$1,511	$184	$99	$46	$8,832
Loans individually evaluated for impairment	$3,300	$2,476	$3,743	$537	$2,982	$6,563	$5,020	$-	$2,570	$2	$27,193
Specific reserves to total loans individually evaluated for impairment	0.00%	1.90%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.17%
Loans collectively evaluated for impairment	$232,143	$154,140	$44,548	$5,094	$7,020	$149,816	$71,834	$9,352	$698	$1,262	$675,907
General reserves to total loans collectively evaluated for impairment	1.13%	0.99%	0.74%	0.00%	0.00%	1.68%	2.10%	1.97%	14.18%	3.65%	1.31%
Total gross loans	$235,443	$156,616	$48,291	$5,631	$10,002	$156,379	$76,854	$9,352	$3,268	$1,264	$703,100
Total allowance to gross loans	1.11%	1.01%	0.68%	0.00%	0.00%	1.61%	1.97%	1.97%	3.03%	3.64%	1.26%

Note 6 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities issued by PPBI Trust I in March 2004. The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.32% per annum as of March 31, 2012.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

Note 7 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for 271,511 shares of common stock for the three months ended March 31, 2012 and stock options exercisable for 363,794 shares of common stock for the three months ended March 31, 2011 were not included in the computation of earnings per share because their exercise price exceeded the average market price during the respective periods.

The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2012			2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$2,692			$4,772
Basic income available to common stockholders	2,692	10,335,935	$0.26	4,772	10,049,311	$0.47
Effect of warrants and dilutive stock options	-	290,239		-	807,812
Diluted income available to common stockholders plus assumed conversions	$2,692	10,626,174	$0.25	$4,772	10,857,123	$0.44

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

FHLB of San Francisco and Federal Reserve Bank Stock —The carrying value approximates the fair value based upon the redemption provisions of the stock.

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

Other borrowings—The fair value disclosed for other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments with similar terms.

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

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$93,649	$93,649	$60,235	$60,235	$56,880	$56,880
Securities available for sale	150,739	150,739	115,645	115,645	140,927	140,927
Federal Reserve Bank and FHLB stock, at cost	11,975	11,975	12,475	12,475	14,161	14,161
Loans held for investment, net	687,079	758,893	730,067	794,906	691,074	774,241
Accrued interest receivable	3,632	3,632	3,885	3,885	4,014	4,014

Liabilities:
Deposit accounts	846,717	849,378	828,877	833,241	832,786	838,007
Other borrowings	28,500	31,964	28,500	31,361	28,500	29,859
Subordinated debentures	10,310	7,617	10,310	5,405	10,310	5,223
Accrued interest payable	181	181	147	147	169	169

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$105,011	$10,501	$73,053	$7,305	$69,671	$6,967

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At March 31, 2012, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	March 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$160	$-	$-	$160
Corporate	4,817	-	-	4,817
Municipal bonds	27,695	-	-	27,695
Mortgage-backed securities	114,203	2,898	966	118,067
Total securities available for sale	$146,875	$2,898	$966	$150,739
Stock:
FHLB stock	$9,956	$-	$-	$9,956
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$11,975	$-	$-	$11,975
Total securities	$158,850	$2,898	$966	$162,714

	March 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$259	$-	$-	$259
Corporate	-	-	-	-
Municipal bonds	22,089	-	-	22,089
Mortgage-backed securities	114,254	2,608	1,717	118,579
Total securities available for sale	$136,602	$2,608	$1,717	$140,927
Stock:
FHLB stock	$11,987	$-	$-	$11,987
Federal Reserve Bank stock	2,174	-	-	2,174
Total stock	$14,161	$-	$-	$14,161
Total securities	$150,763	$2,608	$1,717	$155,088

The following table reconciles the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the periods indicated:
	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Balance, beginning of period	$991	$1,505
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(47)	-
Included in other comprehensive income	113	(176)
Purchases, issuances, and settlements	(71)	(164)
Transfer in and/or out of Level 3	(20)	552
Balance, end of period	$966	$1,717

The fair value using significant unobservable (Level 3) inputs is determined based on third party analysis. The values may be further discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$4,628	$-	$4,628
Other real estate owned	-	1,768	-	1,768
Total assets	$-	$6,396	$-	$6,396

	March 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$25,373	$-	$25,373
Other real estate owned	-	10,509	-	10,509
Total assets	$-	$35,882	$-	$35,882

Note 10 – Subsequent Events

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the FDIC as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement (the “Agreement”) entered into by the Bank and the FDIC on April 27, 2012. The Palm Desert National Acquisition included one branch of Palm Desert National located in the city of Palm Desert, California, which became a branch of the Bank.  The transaction was structured as a whole bank purchase and assumption without a loss sharing agreement.  The terms of the Agreement provide for the FDIC to indemnify the Bank against certain claims, including claims with respect to liabilities and assets of Palm Desert National or any of its affiliates not assumed or otherwise purchased by the Bank and with respect to claims based on any action by Palm Desert National’s directors, officers and other employees.

The Bank participated in a competitive bid process to acquire Palm Desert National.  The FDIC accepted the Bank’s bid, which included an asset discount bid of $32.2 million and no deposit premium.  Palm Desert National had approximately $129.6 million in total assets, including approximately $75.9 million in gross loans, and $115.5 million in total deposits at April 27, 2012, based on the FDIC closing statements.  Approximately $34.1 million of the deposits assumed from Palm Desert National are wholesale deposits.  The Bank does not intend to renew these wholesale deposits at their contractual maturities.   The foregoing amounts represent Palm Desert National’s book value and do not necessarily reflect the fair value of the assets acquired or liabilities assumed.  The fair values of the assets acquired and liabilities assumed is expected to be determined during the second quarter of 2012 based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.  The fair value amounts are subject to change for up to one year after the closing date of the Palm Desert National Acquisition as additional information relating to closing date fair values becomes available.  The final carrying values of the acquired assets and assumed liabilities and the final list of such assets acquired and liabilities assumed remain subject to adjustment and revision by the FDIC and the Bank.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

●	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

●	Inflation/deflation, interest rate, market and monetary fluctuations;

●	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

●	The willingness of users to substitute competitors’ products and services for our products and services;

●	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

●	Technological changes;

●	The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

●	Changes in the level of our nonperforming assets and charge-offs;

●	Oversupply of inventory and continued deterioration in values of California real estate, both residential and commercial;

●
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

●	Possible other-than-temporary impairments (“OTTI”) of securities held by us;

●
The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	Changes in consumer spending, borrowing and savings habits;

●	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

●	Ability to attract deposits and other sources of liquidity;

●	Changes in the financial performance and/or condition of our borrowers;

●	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

●
Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

●	Unanticipated regulatory or judicial proceedings; and

●	Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  The above factors and other risks and uncertainties are discussed in our 2011 Annual Report on Form 10-K.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in the 2011 Annual Report on Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

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

As a California state-chartered commercial bank which is a member of the Federal Reserve System, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) through the Deposit Insurance Fund.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the recently enacted Dodd-Frank Act.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank. If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators. Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance. As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve. At March 31, 2012, the Bank operates nine depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, and home equity loans.  The Bank funds it’s lending and investment activities with retail deposits obtained through its branches, advances from the Federal Home Loan Bank (“FHLB”), lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.  Certain accounting policies require management to make estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.

We consider the allowance for loan losses (“ALLL”) to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change. For further information, see “Allowances for Loan Losses” discussed later in this report and in our 2011 Annual Report on Form 10-K.

CANYON NATIONAL BANK ACQUISITION

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the FDIC as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011. The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of OREO, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

RESULTS OF OPERATIONS

In the first quarter of 2012, we recorded net income of $2.7 million, or $0.25 per diluted share, down from net income of $4.8 million, or $0.44 per diluted share, for the first quarter of 2011.  The decrease in our net income was primarily related to a $4.2 million pre-tax gain recorded on the acquisition of Canyon National Bank in February 2011.  As a result of the acquisition, the results of operations for the first quarter of 2012 include a full quarter’s activity with Canyon National as compared to a partial quarter’s activity in the year-ago first quarter.

The Company’s pre-tax income totaled $4.3 million for the quarter ended March 31, 2012, down from $7.9 million for the quarter ended March 31, 2011.  The decrease of $3.5 million between quarters was substantially related to the Canyon National Acquisition from the FDIC and included a $4.2 million decrease in Gain on FDIC transaction and a $339,000 increase in compensation and benefits, partially offset by a $939,000 increase in net interest income due to a higher level of interest earning assets and a higher net interest margin;

For the three months ended March 31, 2012, our return on average assets was 1.11% and return on average equity was 12.24%, down from a return on average assets of 2.10% and a return on average equity of 24.34% for the same comparable period of 2011.  The decline was primarily due to the aforementioned gain on FDIC transaction related to Canyon National Acquisition in the prior year.

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

Net interest income totaled $10.0 million in the first quarter of 2012, up $939,000 or 10.32% from the first quarter of 2011, reflecting both an increase in average interest-earning assets of $66.3 million or 7.7% and a higher net interest margin.  Both our average interest-earning assets and net interest margin were favorably impacted by a full first quarter’s impact from the Canyon National Acquisition in 2012, compared to a partial first quarter impact in 2011.  The increase in average interest-earning assets resulted primarily from an increase in average loans of $66.8 million and cash and cash equivalents of $40.1 million, partially offset by a decrease in average investment securities of $34.7 million.  The net interest margin was 4.31% in the first quarter of 2012, up 10 basis points from the first quarter of 2011.  The increase in the current quarter net interest margin was primarily due to a decrease in the average costs on interest-bearing liabilities of 34 basis points to 0.95%, partially offset by a decrease in the yield on interest-earning assets of 23 basis points to 5.20%.  The decrease in costs on our interest-bearing liabilities was mainly associated with a decline in our cost of deposits of 37 basis points from 1.21% to 0.84%, primarily as a result of a higher proportion of lower costing transaction accounts.  The decrease in yield on our interest-earning assets was mainly associated with lower yielding loans by 24 basis points to 6.43% and investment securities by 31 basis points to 2.43%.  Due to the accounting rules associated with our purchased credit impaired loans acquired from Canyon National, each quarter we are required to re-estimate cash flows which can cause volatility in our yield on loans.  For the first quarter of 2012, discount amortization on our purchased credit impaired loans contributed 9 basis points to our loan yield.

The following table present for the periods indicated the average dollar amounts from selected balance sheet categories calculated from daily average balances and the total dollar amount, including adjustments to yields and costs, of:

●	Interest income earned from average interest-earning assets and the resultant yields; and

●	Interest expense incurred from average interest-bearing liabilities and resultant costs, expressed as rates.

The table also sets forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated.

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$96,177	$50	0.21%	$56,125	$29	0.21%
Federal funds sold	28	-	0.00%	5,899	2	0.14%
Investment securities	136,216	829	2.43%	170,888	1,170	2.74%
Loans receivable, net (1)	698,923	11,237	6.43%	632,092	10,533	6.67%
Total interest-earning assets	931,344	12,116	5.20%	865,004	11,734	5.43%
Noninterest-earning assets	40,861			44,125
Total assets	$972,205			$909,129
Liabilities and Equity
Interest-bearing liabilities:
Transaction accounts	$413,960	$329	0.32%	$340,153	$445	0.53%
Retail certificates of deposit	423,635	1,427	1.35%	411,189	1,813	1.79%
Wholesale certificates of deposit	-	-	0.00%	7,868	10	0.52%
Total interest-bearing deposits	837,595	1,756	0.84%	759,210	2,268	1.21%
Other borrowings	28,566	235	3.32%	55,056	288	2.12%
Subordinated debentures	10,310	84	3.29%	10,310	76	2.99%
Total borrowings	38,876	319	3.31%	65,366	364	2.26%
Total interest-bearing liabilities	876,471	2,075	0.95%	824,576	2,632	1.29%
Noninterest-bearing liabilities	7,752			6,120
Total liabilities	884,223			830,696
Stockholders' equity	87,982			78,433
Total liabilities and equity	$972,205			$909,129
Net interest income		$10,041			$9,102
Net interest rate spread (2)			4.25%			4.14%
Net interest margin (3)			4.31%			4.21%
Ratio of interest-earning assets to interest-bearing liabilities			106.26%			104.90%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

●	Changes in interest rates (changes in interest rates multiplied by prior volume);

●	Changes in volume (changes in volume multiplied by prior rate); and

●	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended March 31, 2012
	Compared to
	Three Months Ended March 31, 2011
	Increase (decrease) due to

	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$-	$21	$21
Federal funds sold	(1)	(1)	(2)
Investment securities	(120)	(221)	(341)
Loans receivable, net	(375)	1,079	704
Total interest-earning assets	$(496)	$878	$382
Interest-bearing liabilities
Transaction accounts	$(201)	$85	$(116)
Retail certificates of deposit	(440)	54	(386)
Wholesale/brokered certificates of deposit	(5)	(5)	(10)
FHLB advances and other borrowings	122	(175)	(53)
Subordinated debentures	8	-	8
Total interest-bearing liabilities	$(516)	$(41)	$(557)
Change in net interest income	$20	$919	$939

Provision for Loan Losses

Due primarily to a reduction in the loan portfolio balance, the Company determined not to record a provision for loan losses in the first quarter of 2012, compared to a $106,000 provision for loan losses during the first quarter of 2011.  Net loan charge-offs amounted to $406,000 in the first quarter of 2012, up $300,000 from $106,000 experienced during the first quarter of 2011.  Of the total loan charge-offs of $423,000 in the current quarter, $303,000 related to other purchased loans received in the Canyon National Acquisition.

For purchase credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimations.  At the closing of the Canyon National Acquisition, purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchase credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  There were no charge-offs associated with purchase credit impaired loans in the first quarter of 2011 or 2012.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income

Noninterest income totaled $939,000 in the first quarter of 2012, a decrease of $4.3 million from the first quarter of 2011.  The decrease primarily resulted from the following gains in the first quarter of 2011 which did not occur in 2012: $4.2 million from the Canyon National Acquisition, $164,000 from sales of securities available for sale and $86,000 from sales of loans.  There were no acquisitions or equivalent sales activity during the first quarter of 2012.  Partially offsetting the absence of these gains in the first quarter of 2012 was an improvement in the OTTI on investment securities of $177,000.

Noninterest Expense

Noninterest expense totaled $6.6 million in the first quarter of 2012, up $282,000 or 4.4% from the first quarter of 2011.  The increase primarily related to compensation and benefits costs of $339,000; legal and audit expense of $94,000; premises and occupancy expenses of $78,000; data processing and communications expense of $66,000, partially offset by lower FDIC insurance premiums of $131,000, primarily due to an improvement in our assessment rate after the first quarter of 2011, and OREO operations, net costs of $116,000.  Although we incurred higher expenses in the current quarter from a full quarter’s activity with Canyon National as compared to a partial quarter’s activity in the year-ago first quarter, we have achieved improved efficiencies as reflected by our efficiency ratio of 59.1% for the first quarter of 2012, compared with 61.6% for the first quarter of 2011.

Income Taxes

For the three months ended March 31, 2012, we had a tax provision of $1.6 million and an effective tax rate of 38.0%, compared to a tax provision of $3.1 million and an effective tax rate of 39.4% for the same period in 2011.  At March 31, 2012, we had no valuation allowance against our deferred tax asset of $8.7 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At March 31, 2012, assets totaled $985.2 million, up $28.7 million or 3.0% from March 31, 2011, and up $24.0 million or 2.5% from December 31, 2011.  The increase in assets over the first quarter of 2012 was primarily related to increases in securities available for sale of $35.1 million and cash and cash equivalents of $33.4 million, partially offset by a decrease in loans of $43.0 million.

Loans

At March 31, 2012, net loans held for investment totaled $687.1 million, down $4.0 million or 0.6% from March 31, 2011 and $43.0 million or 5.9% from December 31, 2011.  The decrease of net loans held for investment since year-end 2011 was primarily from a decrease in our warehouse repurchase facilities of $23.3 million, multi-family loans of $8.5 million, one-to-four family loans of $7.7 million and commercial owner occupied of $5.4 million, partially offset by an increase in commercial non-owner occupied loans of $4.3 million.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2012			December 31, 2011			March 31, 2011
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$185,367	26.6%	5.99%	$193,830	26.2%	6.00%	$235,443	33.5%	6.17%
Commercial non-owner occupied	168,672	24.2%	6.34%	164,341	22.2%	6.60%	156,616	22.3%	6.73%
One-to-four family (1)	52,280	7.5%	5.11%	60,027	8.1%	5.10%	48,291	6.9%	5.49%
Construction	-	0.0%	0.00%	-	0.0%	0.00%	5,631	0.8%	6.04%
Land	7,246	1.0%	5.26%	6,438	0.9%	5.80%	10,002	1.4%	5.67%
Business loans:
Commercial owner occupied (2)	146,904	21.1%	6.46%	152,299	20.6%	6.60%	156,379	22.2%	6.52%
Commercial and industrial	83,947	12.1%	5.73%	86,684	11.7%	5.80%	76,854	10.9%	6.40%
Warehouse facilities	44,246	6.4%	5.40%	67,518	9.1%	5.40%	9,352	1.3%	5.40%
SBA	3,948	0.6%	6.06%	4,727	0.7%	6.00%	3,268	0.5%	5.82%
Other loans	3,139	0.5%	7.46%	3,390	0.5%	7.60%	1,264	0.2%	5.96%
Total gross loans (3)	695,749	100.0%	6.04%	739,254	100.0%	6.10%	703,100	100.0%	6.33%
Less loans held for sale	62			-			-
Total gross loans held for investment	695,687			739,254			703,100
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(492)			(665)			(3,147)
Allowance for loan losses	(8,116)			(8,522)			(8,879)
Loans held for investment, net	$687,079			$730,067			$691,074

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for March 31, 2012 is net of the mark-to-market discount on Canyon National loans of $4.1 million.

During the first quarter of 2012, gross loans decreased $43.5 million to $695.7 million and included principal repayments of $35.2 million and a net change in undisbursed loan funds of $40.1 million, partially offset by loan originations of $31.6 million and loan purchases of $1.7 million.  The increase in the undisbursed loan funds was primarily related to our warehouse repurchase facilities as we experience shorter time frames on outstanding loan balances from more rapid purchases by their third party aggregators.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Beginning balance gross loans	$739,254	$567,644
Loans originated:
Real estate loans:
Multi-family	2,575	-
Commercial non-owner occupied	3,953	-
One-to-four family	62	-
Business loans:
Commercial owner occupied (1)	4,347	1,363
Commercial and industrial	8,266	5,050
Warehouse facilities	11,200	10,000
SBA	769	1,531
Other loans	439	822
Total loans originated	31,611	18,766
Loans purchased:
Multi-family	-	3,075
Commercial non-owner occupied	1,694	28,732
Commercial owner occupied	-	45,557
Commercial and industrial	-	28,536
One-to-four family	-	28,987
Construction	-	5,592
Land	-	9,414
Other loans	-	2,451
Total loans purchased	1,694	152,344
Total loan production	33,305	171,110
Principal repayments	(35,219)	(8,079)
Change in Canyon National mark-to-market discount	752	-
Change in undisbursed loan funds, net	(40,077)	(15,263)
Sales of loans	-	(12,142)
Charge-offs	(423)	(170)
Transfer to other real estate owned	(1,843)	-
Net increase (decrease) in gross loans	(43,505)	135,456
Ending balance gross loans	$695,749	$703,100

(1) Majority secured by real estate.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	March 31, 2012
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	805	$418,376	6.04%	2.73
Over 1 Year to 3 Years	76	69,145	6.48%	20.98
Over 3 Years to 5 Years	48	45,374	4.79%	54.51
Over 5 Years to 7 Years	30	35,528	5.18%	71.75
Over 7 Years to 10 Years	5	5,189	5.24%	105.57
Total adjustable	964	573,612	5.93%	14.23
Fixed	604	122,137	6.56%
Total	1,568	$695,749	6.04%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2012, loans delinquent 30 or more days as a percentage of total gross loans was 0.37%, down from 0.77% at December 31, 2011 and 3.79% at March 31, 2011.  The decrease in the ratio at the end of the current quarter compared to the year-ago first quarter was primarily a result our disposition of delinquent loans and nonperforming loans acquired in the Canyon National Acquisition.  As we executed our loss mitigation strategies during the first quarter of 2012, delinquent loans declined $3.1 million to $2.6 million.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2012
Real estate loans:
Commercial non-owner occupied	-	$-	-	$-	1	$185	1	$185
One-to-four family	-	-	1	219	3	320	4	539
Business loans:
Commercial owner occupied	-	-	1	478	2	846	3	1,324
Commercial and industrial	1	10	-	-	-	-	1	10
SBA	-	-	-	-	7	513	7	513
Other	1	1	-	-	-	-	1	1
Total	2	$11	2	$697	13	$1,864	17	$2,572
Delinquent loans to total gross loans		0.00%		0.10%		0.27%		0.37%

At December 31, 2011
Real estate loans:
Commercial non-owner occupied	1	$434	-	$-	3	$1,244	4	$1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Business loans:
Commercial owner occupied	-	-	-	-	3	919	3	919
Commercial and industrial	1	12	-	-	4	1,057	5	1,069
SBA	1	49	1	113	8	665	10	827
Other	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At March 31, 2011
Real estate loans:
Multi-family	2	$1,907	1	$1,147	1	$303	4	$3,357
Commercial non-owner occupied	3	1,289	2	615	1	301	6	2,205
One-to-four family	10	592	1	143	6	1,460	17	2,195
Land	-	-	3	278	6	1,023	9	1,301
Construction	-	-	-	-	1	571	1	571
Business loans:
Commercial owner occupied	4	6,474	-	-	7	4,469	11	10,943
Commercial and industrial	10	1,379	4	637	9	3,264	23	5,280
SBA	1	133	-	-	5	583	6	716
Other	2	37	-	-	1	16	3	53
Total	32	$11,811	11	$2,820	37	$11,990	80	$26,621
Delinquent loans to total gross loans		1.68%		0.40%		1.71%		3.79%

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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2011 Annual Report on Form 10-K.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At March 31, 2012, our ALLL was $8.1 million, down from $8.9 million at March 31, 2011 and $8.5 million at December 31, 2011.  Due primarily to a reduction in the loan portfolio balance, we determined not to record a provision for loan losses in the first quarter of 2012, compared to a $106,000 provision for loan losses during the first quarter of 2011.  Improved credit quality metrics and recent charge-off history within our loan portfolio was a significant determinate in estimating the adequacy of our ALLL and our resultant provision for the first quarter of 2012.  At March 31, 2012, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2012			December 31, 2011			March 31, 2011
Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,477	1.34%	26.6%	$2,281	1.18%	26.2%	$2,620	1.11%	33.5%
Commercial non-owner occupied	1,501	0.89%	24.2%	1,287	0.78%	22.2%	1,579	1.01%	22.3%
One-to-four family	563	1.08%	7.5%	931	1.55%	8.1%	328	0.68%	6.9%
Construction	-	0.00%	0.0%	-	0.00%	0.0%	-	0.00%	0.8%
Land	-	0.00%	1.0%	39	0.61%	0.9%	-	0.00%	1.4%
Business loans:
Commercial owner occupied	1,150	0.78%	21.1%	1,119	0.73%	20.6%	2,512	1.61%	22.2%
Commercial and industrial	1,462	1.74%	12.1%	1,361	1.57%	11.7%	1,511	1.97%	10.9%
Warehouse facilities	771	1.74%	6.4%	1,347	2.00%	9.1%	184	1.97%	1.3%
SBA	171	4.33%	0.6%	80	1.69%	0.7%	99	3.03%	0.5%
Other Loans	21	0.67%	0.5%	77	2.27%	0.5%	46	3.64%	0.2%
Total	$8,116	1.17%	100.0%	$8,522	1.15%	100.0%	$8,879	1.26%	100.0%

    The ALLL as a percent of nonaccrual loans was 219.6% at March 31, 2012, up from 43.0% at March 31, 2011 and 139.9% at December 31, 2011.  The increase in ALLL as a percent of nonaccrual loans at March 31, 2012 compared to the same period in the prior year and year-end 2011 was primarily due to the disposition of nonaccrual loans acquired from Canyon National in the first quarter of 2011.  At March 31, 2012, the ratio of ALLL to total gross loans was 1.17%, down from 1.26% at March 31, 2011, but up from 1.15% at December 31, 2011.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired from Canyon National to total gross loans was 1.47% at March 31, 2012, down from 1.54% at December 31, 2011.

    The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:
	Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Balance, beginning of period	$8,522	$8,879
Provision for loan losses	-	106
Charge-offs:
Real estate:
Multi-family	-	(28)
Commercial non-owner occupied	(1)	-
One-to-four family	(122)	(142)
Business loans:
Commercial and industrial	(191)	-
SBA	(108)	-
Other loans	(1)	-
Total charge-offs	(423)	(170)
Recoveries :
Real estate:
One-to-four family	1	55
Business loans:
Commercial and industrial	1	-
SBA	11	5
Other loans	4	4
Total recoveries	17	64
Net loan charge-offs	(406)	(106)
Balance at end of period	$8,116	$8,879

Ratios:
Net charge-offs to average total loans, net	0.23%	0.07%
Allowance for loan losses to gross loans at end of period	1.17%	1.26%

Investment Securities

Investment securities available for sale totaled $150.7 million at March 31, 2012, up $9.8 million or 7.0% from March 31, 2011 and $35.1 million or 30.3% from December 31, 2011.  The increase during the first quarter of 2012 was primarily from securities purchases of $37.9 million, partially offset by principal payments of $2.7 million.  At March 31, 2012, the end of period yield on investment securities available for sale was 2.58%, down from 3.24% at March 31, 2011, from 2.76% at December 31, 2011.  At March 31, 2012, 50 of our 61 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value of $2.6 million and a market value of $2.2 million.  Interest received from these securities is applied against their respective principal balances.  Our entire private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:
	March 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Corporate	5,000	-	(183)	4,817
Municipal bonds	26,940	851	(96)	27,695
Mortgage-backed securities	117,975	893	(801)	118,067
Total securities available for sale	150,062	1,757	(1,080)	150,739
Stock:
FHLB stock	9,956	-	-	9,956
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	11,975	-	-	11,975
Total securities	$162,037	$1,757	$(1,080)	$162,714

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$15	$-	$162
Municipal bonds	23,354	788	(3)	24,139
Mortgage-backed securities	91,605	634	(895)	91,344
Total securities available for sale	115,106	1,437	(898)	115,645
Stock:
FHLB stock	10,456	-	-	10,456
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,475	-	-	12,475
Total securities	$127,581	$1,437	$(898)	$128,120

	March 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$248	$11	$-	$259
Municipal bonds	22,548	70	(529)	22,089
Mortgage-backed securities	119,837	692	(1,950)	118,579
Total securities available for sale	142,633	773	(2,479)	140,927
Stock:
FHLB stock	11,987	-	-	11,987
Federal Reserve Bank stock	2,174	-	-	2,174
Total stock	14,161	-	-	14,161
Total securities	$156,794	$773	$(2,479)	$155,088

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2012
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$75	3.43%	$-	0.00%	$85	3.60%	$-	0.00%	$160	3.52%
Corporate	-	0.00%	-	0.00%	-	0.00%	4,817	3.42%	4,817	3.42%
Municipal bonds	-	0.00%	-	0.00%	1,247	3.76%	26,448	3.44%	27,695	3.45%
Mortgage-backed securities	-	0.00%	126	2.38%	71	4.41%	117,870	2.32%	118,067	2.33%
Total investment securities available for sale	75	3.43%	126	2.38%	1,403	3.78%	149,135	2.56%	150,739	2.57%
Stock:
FHLB	9,956	0.00%	-	0.00%	-	0.00%	-	0.00%	9,956	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	11,975	1.01%	-	0.00%	-	0.00%	-	0.00%	11,975	1.01%
Total securities	$12,050	1.03%	$126	2.38%	$1,403	3.78%	$149,135	2.56%	$162,714	2.45%

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

●
An evaluation of the present value of estimated cash flows from the security using the current yield to accrete beneficial interest and including assumptions in the prepayment rate, default rate, delinquencies, loss severity and percentage of nonperforming assets;

●	An evaluation of the estimated payback period to recover principal;
●	An analysis of the credit support available in the underlying security to absorb losses; and
●	A review of the financial condition and near term prospects of the issuer.

During the quarter ended March 31, 2012, we took a net $37,000 OTTI charge against our private label mortgage-backed securities deemed to be impaired, compared to $214,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	March 31, 2012				March 31, 2011

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCL
(dollars in thousands)
B	-	$-	$-	$-	-	$-	$-	$-
BB	-	-	-	-	1	7	7	3
Caa1	-	-	-	-	-	-	-	-
Caa3	-	-	-	-	-	-	-	-
Ca	-	-	-	-	-	-	-	-
C	-	-	-	-	3	154	24	29
CC	-	-	-	-	2	603	39	(10)
CCC	-	-	-	-	2	17	25	5
D	5	184	(37)	50	5	271	119	(39)
	5	$184	$(37)	$50	13	$1,052	$214	$(12)

The largest OTTI credit loss for any single debt security was $25,000 for the three months ended March 31, 2012 and $48,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At March 31, 2012, nonperforming assets totaled $5.5 million or 0.55% of total assets, down from $31.2 million or 3.26% at March 31, 2011 and $7.3 million or 0.76% at December 31, 2011.  During the first quarter of 2012, nonperforming loans decreased $2.4 million to total $3.7 million and OREO increased $537,000 to total $1.8 million.  At March 31, 2012, OREO consisted of three land properties totaling $935,000, two commercial real estate properties totaling $720,000 and one single family residence of $113,000.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31,	December 31,	March 31,
	2012	2011	2011
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$287	$293	$2,030
Commercial non-owner occupied	648	1,495	753
One-to-four family	792	323	2,848
Construction	-	-	161
Land	-	52	3,175
Business loans:
Commercial owner occupied	1,325	2,053	7,359
Commercial and industrial	100	1,177	3,415
SBA (1)	544	700	891
Other loans	-	-	18
Total nonaccrual loans	3,696	6,093	20,650
Other real estate owned:
Commercial non-owner occupied	720	341	4,725
One-to-four family	113	212	604
Land	935	678	5,180
Total other real estate owned	1,768	1,231	10,509
Total nonperforming assets, net	$5,464	$7,324	$31,159

Allowance for loan losses	$8,116	$8,522	$8,879
Allowance for loan losses as a percent of total nonperforming loans	219.59%	139.87%	43.00%
Nonperforming loans as a percent of gross loans	0.53%	0.82%	2.94%
Nonperforming assets as a percent of total assets	0.55%	0.76%	3.26%
(1) The SBA totals include the guaranteed amount, which was $237,000 as of March 31, 2012, $311,000 as of December 31, 2011, and $238,000 as of March 31, 2011.

Liabilities and Stockholders’ Equity

Total liabilities were $895.7 million at March 31, 2012, compared to $876.8 million at March 31, 2011 and $874.4 million at December 31, 2011.  The increase from the year ended December 31, 2011 is predominately related to an increase in total deposits of $17.8 million and an increase in accrued expenses and other liabilities of $3.5 million.

Deposits.  Deposits totaled $846.7 million at March 31, 2012, up $13.9 million or 1.7% from March 31, 2011 and $17.8 million or 2.2% from December 31, 2011.  The increase during the first quarter of 2012 was primarily from increases of $23.3 million interest-bearing transaction accounts and $13.1 million in noninterest-bearing accounts, partially offset by a decrease in certificates of deposit of $18.6 million.  At the current quarter end, we had no brokered deposits.

At March 31, 2012, the end of period cost of deposits decreased to 0.75%, from 1.07% at March 31, 2011 and 0.89% at December 31, 2011.  The decline in the current quarter was due to decreases in transaction account costs as well as certificates of deposit costs.  At March 31, 2012, our gross loan to deposit ratio was 82.1%, down from 84.0% at March 31, 2011, and down from 89.1% at December 31, 2011.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2012			December 31, 2011			March 31, 2011
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$125,448	14.8%	0.00%	$112,313	13.5%	0.00%	$118,241	14.2%	0.00%
Interest bearing checking	70,446	8.3%	0.14%	63,620	7.7%	0.23%	47,689	5.7%	0.29%
Money market	148,515	17.5%	0.36%	132,509	16.0%	0.66%	125,547	15.1%	0.66%
Regular passbook	92,191	10.9%	0.32%	91,747	11.1%	0.50%	114,458	13.7%	0.54%
Total transaction accounts	436,600	51.5%	0.21%	400,189	48.3%	0.37%	405,935	48.7%	0.39%
Certificates of deposit accounts:
Less than 1.00%	110,963	13.1%	0.71%	87,191	10.5%	0.68%	74,646	8.9%	0.54%
1.00 - 1.99	230,470	27.2%	1.31%	263,241	31.8%	1.34%	192,830	23.2%	1.56%
2.00 - 2.99	64,453	7.6%	2.23%	73,744	8.8%	2.20%	150,447	18.1%	2.33%
3.00 - 3.99	1,322	0.2%	3.45%	1,464	0.2%	3.41%	1,897	0.2%	3.48%
4.00 - 4.99	1,384	0.2%	4.47%	1,380	0.2%	4.47%	3,202	0.4%	4.38%
5.00 and greater	1,525	0.2%	5.25%	1,668	0.2%	5.24%	3,829	0.5%	5.21%
Total certificates of deposit accounts	410,117	48.5%	1.32%	428,688	51.7%	1.39%	426,851	51.3%	1.71%
Total deposits	$846,717	100.0%	0.75%	$828,877	100.0%	0.89%	$832,786	100.0%	1.07%

Borrowings.  At March 31, 2012, total borrowings amounted to $38.8 million, unchanged from March 31, 2011 and December 31, 2011.  Total borrowings at March 31, 2012 represented 3.9% of total assets with an end of period weighted average cost of 3.28%, compared with 4.1% of total assets with a weighted average cost of 3.20% at March 31, 2011 and 4.0% of total assets with a weighted average cost of 3.23% at December 31, 2011.  At March 31, 2012, total borrowings were comprised of the following:

●	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $37.9 million of GSE MBS; and

●	Subordinated debentures used to fund the issuance of trust preferred securities in 2004 of $10.3 million with a rate of 3.32%.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Reverse repurchase agreements	$28,500	3.26%	$28,500	3.26%	$28,500	3.26%
Subordinated debentures	10,310	3.32%	10,310	3.15%	10,310	3.05%
Total borrowings	$38,810	3.28%	$38,810	3.23%	$38,810	3.20%

Weighted average cost of borrowings during the quarter	3.31%		3.24%		2.26%
Borrowings as a percent of total assets	3.9%		4.0%		4.1%

Stockholders’ Equity.  Total stockholders’ equity was $89.5 million as of March 31, 2012, up from $79.7 million at March 31, 2011 and $86.8 million at December 31, 2011.  The current year increase of $2.7 million was essentially all related to net income of $2.7 million.  Our basic book value per share increased to $8.66 at March 31, 2012 from $8.39 at December 31, 2011, while our diluted book value per share increased to $8.59 at March 31, 2012 from $8.34 at December 31, 2011.  At March 31, 2012, the Company’s tangible common equity to total assets ratio was 8.90%, compared to 8.83% at December 31, 2011.

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

Our primary sources of funds generated during the first three months of 2012 were from:

●	Increase of $40.1 million from a net change in undisbursed loan funds;

●	Proceeds of $35.2 million from the sale and principal payments on loans held for investment; and

●	Increase in deposits of $17.8 million.

We used these funds to:

●	Purchase and originate loans held for investment of $33.2 million; and
●	Purchase securities available for sale of $32.4 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At March 31, 2012, cash and cash equivalents totaled $93.6 million and the market value of our investment securities available for sale totaled $150.7 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2012, the maximum amount we could borrow through the FHLB was $430.5 million, of which $279.3 million was available for borrowing based on collateral pledged of $463.4 million in real estate loans and $10.0 million of FHLB Stock.  At March 31, 2012, we had unsecured lines of credit aggregating $62.8 million, which consisted of $54.0 million with other financial institutions from which to draw funds and $8.8 million with the Federal Reserve Bank. At March 31, 2012, no funds were drawn against these lines.  For the quarter ended March 31, 2012, our average liquidity ratio was 20.26%, up from a ratio of 18.93% for the same period in 2011.

To the extent that 2012 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At March 31, 2012, we had no brokered time deposits.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:
	March 31, 2012
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	318,781	82,427	8,515	394	410,117
Operating leases	768	1,695	1,320	3,520	7,303
Total contractual cash obligations	$319,549	$84,122	$9,835	$42,724	$456,230

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed. Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party. As of March 31, 2012, we had commitments to extend credit on existing lines and letters of credit of $105.0 million, compared to $69.7 million at March 31, 2011 and $73.1 million at December 31, 2011.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2012
	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$-	$1,497	$3,199	$4,696
Commercial lines of credit	27,084	16,817	1,350	727	45,978
Warehouse facilities	-	-	-	50,329	50,329
SBA	-	-	49	-	49
Other lines of credit	1,573	3	-	283	1,859
Standby letters of credit	1,511	589	-	-	2,100
Total commitments	$30,168	$17,409	$2,896	$54,538	$105,011

Regulatory Capital Compliance

The Corporation owns all of the capital stock of the Bank.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” or undercapitalized.  A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; and a leverage ratio of 5.0% or higher.  At March 31, 2012, the Bank exceeded the “well capitalized” standards.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to Adjusted Tangible Assets		Tier-1 Risk-Based Capital to Risk-Weighted Assets		Total Capital to Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2012
Bank:
Regulatory capital	$91,643	9.49%	$91,643	12.54%	$99,759	13.65%
Adequately capitalized requirement	38,613	4.00%	29,238	4.00%	58,477	8.00%
Well capitalized requirement	48,267	5.00%	43,857	6.00%	73,096	10.00%
Consolidated:
Regulatory capital	92,086	9.54%	92,086	12.53%	100,306	13.65%
Adequately capitalized requirement	38,592	4.00%	29,403	4.00%	58,805	8.00%

At December 31, 2011
Bank:
Regulatory capital	$88,793	9.44%	$88,793	11.68%	$97,378	12.81%
Adequately capitalized requirement	37,640	4.00%	30,408	4.00%	60,815	8.00%
Well capitalized requirement	47,050	5.00%	45,611	6.00%	76,019	10.00%
Consolidated:
Regulatory capital	89,396	9.50%	89,396	11.69%	97,918	12.80%
Adequately capitalized requirement	37,630	4.00%	30,590	4.00%	61,180	8.00%

At March 31, 2011
Bank:
Regulatory capital	$82,117	9.09%	$82,117	10.50%	$90,996	11.65%
Adequately capitalized requirement	36,119	4.00%	31,293	4.00%	62,585	8.00%
Well capitalized requirement	45,149	5.00%	46,939	6.00%	78,231	10.00%
Consolidated:
Regulatory capital	82,932	9.20%	82,932	10.54%	91,811	11.69%
Adequately capitalized requirement	36,056	4.00%	31,482	4.00%	62,965	8.00%

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2011.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2011 Annual Report on Form 10-K.

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

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the “James Baker v. Century Financial, et al” which was discussed in “Item 3. Legal Proceedings” in our 2011 Annual Report on Form 10-K.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012. (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on May 3, 2012.

(2)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

May 15, 2012	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 15, 2012	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012. (1)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on May 3, 2012.

(2)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.