Form 10-Q
period 2012-06-30
PACIFIC PREMIER BANCORP INC
filed 2012-08-13
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of August 10, 2012 was 10,329,934.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2012 (unaudited), December 31, 2011 (audited) and June 30, 2011 (unaudited)

Consolidated Statements of Operations: For the three and six months ended June 30, 2012 and 2011 (unaudited)

Consolidated Statements of Comprehensive Income: For the six months ended June 30, 2012 and 2011 (unaudited)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income: For the six months ended June 30, 2012 and 2011 (unaudited)

Consolidated Statements of Cash Flows: For the six months ended June 30, 2012 and 2011 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

ASSETS	June 30, 2012	December 31, 2011	June 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$64,945	$60,207	$36,034
Federal funds sold	27	28	10,998
Cash and cash equivalents	64,972	60,235	47,032
Investment securities available for sale	146,134	115,645	141,304
FHLB stock/Federal Reserve Bank stock, at cost	12,744	12,475	13,492
Loans held for sale, net	2,401	-	-
Loans held for investment	795,319	738,589	708,096
Allowance for loan losses	(7,658)	(8,522)	(8,517)
Loans held for investment, net	787,661	730,067	699,579
Accrued interest receivable	3,968	3,885	3,984
Other real estate owned	9,339	1,231	4,447
Premises and equipment	9,429	9,819	10,108
Deferred income taxes	5,585	8,998	8,960
Bank owned life insurance	13,240	12,977	12,714
Intangible assets	2,781	2,069	2,183
Other assets	6,781	3,727	4,308
TOTAL ASSETS	$1,065,035	$961,128	$948,111
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$150,538	$112,313	$122,539
Interest bearing:
Transaction accounts	327,556	287,876	283,565
Retail certificates of deposit	435,097	428,688	398,985
Wholesale certificates of deposit	-	-	10,896
Total deposits	913,191	828,877	815,985
Other borrowings	28,500	28,500	28,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	16,965	6,664	11,499
TOTAL LIABILITIES	968,966	874,351	866,294
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized;no shares outstanding	-	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 10,329,934 shares at June 30, 2012, 10,337,626 shares at December 31, 2011, and 10,084,626 shares at June 30, 2011 issued and outstanding	103	103	101
Additional paid-in capital	76,258	76,310	76,509
Retained earnings	18,549	10,046	5,031
Accumulated other comprehensive income, net of tax of $810 at June 30, 2012, $221 at December 31, 2011, and $123 at June 30, 2011	1,159	318	176
TOTAL STOCKHOLDERS’ EQUITY	96,069	86,777	81,817
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,065,035	$961,128	$948,111

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME
Loans	$12,098	$11,750	$23,335	$22,283
Investment securities and other interest-earning assets	948	1,059	1,827	2,260
Total interest income	13,046	12,809	25,162	24,543
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	223	369	552	814
Interest on certificates of deposit	1,224	1,792	2,651	3,615
Total interest-bearing deposits	1,447	2,161	3,203	4,429
Other borrowings	235	235	470	523
Subordinated debentures	82	77	166	153
Total interest expense	1,764	2,473	3,839	5,105
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	11,282	10,336	21,323	19,438
PROVISION FOR LOAN LOSSES	-	1,300	-	1,406
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,282	9,036	21,323	18,032
NONINTEREST INCOME
Loan servicing fees	214	160	391	377
Deposit fees	472	635	973	1,083
Net gain (loss) from sales of loans	10	(2,547)	10	(2,461)
Net gain from sales of investment securities	174	316	174	480
Other-than-temporary impairment loss on investment securities, net	(45)	(154)	(82)	(368)
Gain on FDIC transaction	5,340	-	5,340	4,189
Other income	364	497	662	846
Total noninterest income (loss)	6,529	(1,093)	7,468	4,146
NONINTEREST EXPENSE
Compensation and benefits	3,947	3,489	7,467	6,670
Premises and occupancy	981	878	1,859	1,678
Data processing and communications	817	347	1,184	648
Other real estate owned operations, net	590	167	737	430
FDIC insurance premiums	168	303	301	567
Legal and audit	552	501	1,038	893
Marketing expense	264	328	479	557
Office and postage expense	217	194	380	361
Other expense	669	648	1,401	1,410
Total noninterest expense	8,205	6,855	14,846	13,214
NET INCOME BEFORE INCOME TAXES	9,606	1,088	13,945	8,964
INCOME TAX	3,795	303	5,442	3,407
NET INCOME	$5,811	$785	$8,503	$5,557

EARNINGS PER SHARE
Basic	$0.56	$0.08	$0.82	$0.55
Diluted	$0.55	$0.08	$0.80	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,329,934	10,084,626	10,332,935	10,067,066
Diluted	10,669,005	10,578,928	10,647,590	10,717,257

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$5,811	$785	$8,503	$5,557
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities arising during the period, net of tax	760	1,648	944	1,426
Reclassification adjustment for net gain on sale of securities included in net income, net of tax	(103)	(468)	(103)	(336)
Net unrealized gain (loss) on securities, net of tax	657	1,180	841	1,090
Comprehensive Income	$6,468	$1,965	$9,344	$6,647

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Total comprehensive income				8,503	841	9,344
Share-based compensation expense			27			27
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	5,330	-	23			23
Balance at June 30, 2012	10,329,934	$103	$76,258	$18,549	$1,159	$96,069

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)	$78,602
Total comprehensive income				5,557	1,090	6,647
Share-based compensation expense			196			196
Common stock repurchased and retired	(10,610)	(1)	(69)			(70)
Warrants purchased and retired			(3,660)			(3,660)
Warrants exercised	41,400	1	31			32
Stock options exercised	20,000	1	69			70
Balance at June 30, 2011	10,084,626	$101	$76,509	$5,031	$176	$81,817

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,503	$5,557
Adjustments to net income:
Depreciation and amortization expense	642	561
Provision for loan losses	-	1,406
Share-based compensation expense	27	196
Loss on sale and disposal of premises and equipment	-	63
Loss on sale of other real estate owned	305	21
Write down of other real estate owned	302	-
Amortization of premium/discounts on securities held for sale, net	378	389
Amortization of loan mark-to-market discount	(1,048)	(807)
Gain on sale of loans held for sale	(10)	-
Gain on sale of investment securities available for sale	(174)	(480)
Other-than-temporary impairment loss on investment securities, net	82	368
Loss on sale of loans held for investment	-	2,461
Purchase and origination of loans held for sale	(2,995)	-
Recoveries on loans	95	-
Proceeds from the sales of and principal payments from loans held for sale	595	-
Gain on FDIC transaction	(5,340)	(4,189)
Deferred income tax provision	3,413	265
Change in accrued expenses and other liabilities, net	(159)	(3,695)
Income from bank owned life insurance, net	(263)	(260)
Change in accrued interest receivable and other assets, net	(1,364)	4,152
Net cash provided by operating activities	2,989	6,008
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	92,770	49,386
Net change in undisbursed loan funds	57,361	11,096
Purchase and origination of loans held for investment	(143,900)	(58,938)
Proceeds from sale of other real estate owned	5,315	9,626
Principal payments on securities available for sale	7,505	8,977
Purchase of securities available for sale	(70,467)	(19,612)
Proceeds from sale or maturity of securities available for sale	44,151	43,141
Purchases of premises and equipment	(252)	(2,471)
Redemption of Federal Reserve Bank stock	63	155
Redemption of Federal Home Loan Bank of San Francisco stock	1,058	1,009
Cash acquired in FDIC transaction	39,491	26,389
Net cash provided by investing activities	33,095	68,758
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(31,268)	(47,568)
Repayment of FHLB advances and other borrowings	-	(40,000)
Proceeds from exercise of stock options	23	32
Warrants purchased and retired	-	(3,660)
Repurchase of common stock	(102)	-
Net cash used in financing activities	(31,347)	(91,196)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,737	(16,430)
CASH AND CASH EQUIVALENTS, beginning of period	60,235	63,462
CASH AND CASH EQUIVALENTS, end of period	$64,972	$47,032

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Six Months Ended
	June 30,
	2012	2011
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$3,827	$5,030
Income taxes paid	3,775	2,445
Assets acquired (liabilities assumed) in FDIC transaction (See Note 3):
Investment securities	101	12,753
FRB and FHLB Stock	1,390	1,323
FDIC receivable	167	2,838
Loans	63,773	149,739
Core deposit intangible	840	2,270
Other real estate owned	11,533	11,953
Fixed assets	-	42
Other assets	3,656	1,599
Deposits	(115,582)	(204,678)
Other liabilities	(29)	(39)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$2,497	$2,107
Investment securities available for sale purchased and not settled	$10,460	$5,083

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012, December 31, 2011, and June 30, 2011, the results of its operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2012 and 2011.  Operating results or comprehensive income for the three and six months ended June 30, 2012 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2012.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  The Company accounts for all of its repurchase agreements as collateralized financing arrangements.  The Company adopted the provisions of ASU No. 2011-03 effective January 1, 2012.  The provisions of ASU No. 2011-03 had no impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  The provisions of ASU No. 2011-04 result in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, which prohibition extends to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks, which exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to qualitatively describe the sensitivity of fair value measurements to changes in unobservable inputs and the interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-04 had no impact on the Company’s Consolidated Financial Statements.  See Note 9 to the Consolidated Financial Statements for the enhanced disclosures required by ASU No. 2011-04.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income beginning with the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and condition.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other Intangible Assets: Testing Goodwill for Impairment”.  The provisions of ASU No. 2011-08 allows an entity the option to first assess the qualitative factors to determine whether the existence of events or circumstances leads to a determination that is it more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under ASU 2011-08, if, after that assessment is made, an entity determines that it is more likely than not that the carrying value of goodwill is not impaired, then the two-step impairment test is not required.  However, if the entity concludes otherwise, the two-step impairment test would be required.  The provisions of ASU 2011-08 are effective for interim and annual periods beginning after December 15, 2011, although early adoption was allowed.  Adoption of ASU 2011-08 had no material impact on the Company’s financial condition, results of operations or liquidity.

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the financial accounting Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Note 3 –  Federal Deposit Insurance Corporation (“FDIC”) Acquisitions

Palm Desert National Bank Acquisition

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the FDIC as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert national Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including:

●	$63.8 million of loans;

●	$39.5 million of cash and cash equivalents;

●	$11.5 million of other real estate owned (“OREO”);

●	$1.5 million in investment securities, including Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock;

●	$840,000 of a core deposit intangible; and

●	$3.8 million of other types of assets.

Also as a result of the Palm Desert National Acquisition, the Bank assumed and recorded at acquisition date certain liabilities with a fair value of approximately $118.0 million, including:

●	$50.1 million in deposit transaction accounts;

●	$30.8 million in retail certificates of deposit;

●	$34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012;

●	$2.4 million in deferred tax liability; and

●	$578,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB Accounting Standards Codification (“ASC”) Topic 820: Fair Value Measurements and Disclosures.

Canyon National Bank Acquisition

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the FDIC as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011.  The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection with the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including $149.7 million of loans, $16.1 million of a FDIC receivable, $13.2 million of cash and cash equivalents, $12.8 million of investment securities, $12.0 million of OREO, $2.3 million of a core deposit intangibles, $1.5 million of other assets and $1.3 million of FHLB and Federal Reserve Bank stock.  Liabilities with a fair value of approximately $206.6 million were also assumed, including $204.7 million of deposits, $1.9 million in deferred tax liability and $39,000 of other liabilities.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

Note 4 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Real estate loans:
Multi-family	$183,742	$193,830	$231,604
Commercial non-owner occupied	242,700	164,341	155,419
One-to-four family (1)	56,694	60,027	64,550
Construction	281	-	-
Land	11,191	6,438	8,752
Business loans:
Commercial owner occupied (2)	150,428	152,299	147,186
Commercial and industrial	84,191	86,684	70,744
Warehouse facilities	61,111	67,518	21,758
SBA	3,995	4,727	4,682
Other loans	4,019	3,390	6,497
Total gross loans (3)	798,352	739,254	711,192
Less loans held for sale, net	2,401	-	-
Total gross loans held for investment	795,951	739,254	711,192
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	(632)	(665)	(3,096)
Allowance for loan losses	(7,658)	(8,522)	(8,517)
Loans held for investment, net	$787,661	$730,067	$699,579

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for June 30, 2012 is net of the mark-to-market discounts on Canyon National loans of $3.7 million and on Palm Desert National loans of $11.0 million.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $25.6 million for secured loans and $15.4 million for unsecured loans at June 30, 2012.  At June 30, 2012, the Bank’s largest aggregate outstanding balance of loans to one borrower was $11.9 million of secured credit.

Purchase Credit Impaired

The following table provides a summary of the Company’s investment in purchase credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	June 30, 2012
	Canyon National	Palm Desert National	Total
	(in thousands)
Real estate loans:
Multi-family	$-	$2,835	$2,835
Commercial non-owner occupied	1,061	4,950	6,011
One-to-four family	-	36	36
Land	2,272	691	2,963
Business loans:
Commercial owner occupied	1,760	1,135	2,895
Commercial and industrial	75	-	75
Total purchase credit impaired	$5,168	$9,647	$14,815

     On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.   At June 30, 2012, the Company had $14.8 million of purchased credit impaired loans, of which $4.6 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the six months ended June 30, 2012:

	Six Months Ended
	June 30, 2012
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$3,248	$-	$3,248
Accretable yield at acquisition	-	3,908	3,908
Accretion	(303)	(74)	(377)
Disposals and other	(53)	(8)	(61)
Change in accretable yield	(813)	-	(813)
Balance at the end of period	$2,079	$3,826	$5,905

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
June 30, 2012
Real estate loans:
Multi-family	$1,442	$1,404	$-	$1,404	$-	$1,412	$45
Commercial non-owner occupied	2,304	2,095	-	2,095	-	1,279	32
One-to-four family	670	667	-	667	-	708	22
Construction	-	-	-	-	-	-	-
Land	-	-	-	-	-	-	-
Business loans:
Commercial owner occupied	507	478	-	478	-	889	-
Commercial and industrial	-	-	-	-	-	200	-
Warehouse facilities	-	-	-	-	-	-	-
SBA	1,723	549	-	549	-	564	16
Other loans	-	-	-	-	-	-	-
Totals	$6,646	$5,193	$-	$5,193	$-	$5,052	$115

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
December 31, 2011
Real estate loans:
Multi-family	$1,450	$1,423	$-	$1,423	$-	$2,309	$88
Commercial non-owner occupied	1,592	1,495	-	1,495	-	2,283	198
One-to-four family	705	521	-	521	-	311	47
Land	-	-	-	-	-	11	1
Business loans:
Commercial owner occupied	1,771	1,641	-	1,641	-	1,635	64
Commercial and industrial	1,321	1,138	-	1,138	-	373	62
SBA	2,427	773	-	773	-	887	68
Other loans	-	-	-	-	-	2	-
Totals	$9,266	$6,991	$-	$6,991	$-	$7,811	$528

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
June 30, 2011
Real estate loans:
Multi-family	$4,149	$4,149	$-	$4,149	$-	$2,786	$52
Commercial non-owner occupied	3,427	3,427	462	2,965	44	2,736	82
One-to-four family	1,569	1,567	-	1,567	-	2,893	42
Construction	-	-	-	-	-	309	-
Land	2,523	2,523	-	2,523	-	2,627	54
Business loans:
Commercial owner occupied	5,267	5,124	-	5,124	-	5,945	124
Commercial and industrial	2,143	2,143	-	2,143	-	4,200	61
SBA	1,659	930	-	930	-	1,001	28
Other loans	22	22	-	22	-	9	2
Totals	$20,759	$19,885	$462	$19,423	$44	$22,506	$445

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Nonaccruing loans	$3,826	$5,590	$10,808
Accruing loans	1,367	1,401	9,077
Total impaired loans	$5,193	$6,991	$19,885

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at June 30, 2012 of $3.8 million, December 31, 2011 of $5.6 million, and June 30, 2011 of $10.8 million.  The Company had no loans 90 days or more past due and still accruing at June 30, 2012, December 31, 2011 or June 30, 2011.

The Company had an immaterial amount of TDRs related to three U.S. Small Business Administration (“SBA”) loans which were all completed prior to 2011.

Concentration of Credit Risk

As of June 30, 2012, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Company maintains policies approved by the Company’s Board of Directors (the “Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed annually by the Board.  The Bank’s seasoned underwriters ensure all key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.  The credit approval process mandates multiple-signature approval by the management credit committee for every loan that requires any subjective credit analysis.

Credit risk is managed within the loan portfolio by the Company’s Portfolio Management department based on a comprehensive credit and investment review policy.  This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends.  The Portfolio Management department also monitors asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans as a means to help identify potential credit risk.  Individual loans, excluding the homogeneous loan portfolio, are reviewed at least biennially, and in most cases more often, including the assignment of a risk grade.

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

The following provides brief definitions for risk grades assigned to loans in the portfolio:

●
Pass – Pass credits are well protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Such credits exhibit few weaknesses, if any, but may include credits with exposure to certain factors that may adversely impact the credit if they materialize.  The Company has established six subcategories within the pass grade to stratify risk associated with pass loans.  The Company maintains a subset of pass credits designated as “watch” loans which, for any of a variety of reasons, require close monitoring.

●
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

●
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

●
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

The Portfolio Management department also manages loan performance risks, collections, workouts, bankruptcies and foreclosures.  Loan performance risks are mitigated by our portfolio managers acting promptly and assertively to address problem credits when they are identified.  Collection efforts are commenced immediately upon non-payment, and the portfolio managers seek to promptly determine the appropriate steps to minimize the Company’s risk of loss.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will take appropriate action to initiate the foreclosure process.

When a loan is graded as special mention or substandard or doubtful, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses (“ALLL”) if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain updated valuations of underlying collateral for special mention and classified loans on an annual basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

    The following tables stratifies the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2012	(in thousands)
Real estate loans:
Multi-family	$166,309	$9,898	$7,535	$183,742
Commercial non-owner occupied	236,685	668	5,347	242,700
One-to-four family	55,303	-	1,391	56,694
Construction	281	-	-	281
Land	8,591	-	2,600	11,191
Business loans:
Commercial owner occupied	134,749	4,036	11,643	150,428
Commercial and industrial	81,359	1,753	1,079	84,191
Warehouse facilities	61,111	-	-	61,111
SBA	3,858	-	137	3,995
Other loans	3,892	-	127	4,019
Totals	$752,138	$16,355	$29,859	$798,352

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$176,477	$13,286	$4,067	$193,830
Commercial non-owner occupied	160,051	676	3,614	164,341
One-to-four family	57,685	-	2,342	60,027
Land	6,386	-	52	6,438
Business loans:
Commercial owner occupied	138,975	5,689	7,635	152,299
Commercial and industrial	83,441	1,046	2,197	86,684
Warehouse facilities	67,518	-	-	67,518
SBA	4,548	-	179	4,727
Other loans	3,352	-	38	3,390
Totals	$698,433	$20,697	$20,124	$739,254

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2011	(in thousands)
Real estate loans:
Multi-family	$211,734	$13,058	$6,812	$231,604
Commercial non-owner occupied	149,974	604	4,841	155,419
One-to-four family	59,991	1,951	2,608	64,550
Land	8,367	-	385	8,752
Business loans:				-
Commercial owner occupied	131,777	6,376	9,033	147,186
Commercial and industrial	64,145	1,665	4,934	70,744
Warehouse facilities	21,758	-	-	21,758
SBA	4,474	-	208	4,682
Other loans	6,396	-	101	6,497
Totals	$658,616	$23,654	$28,922	$711,192

     The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2012	(in thousands)
Real estate loans:
Multi-family	$180,907	$-	$2,835	$-	$183,742	$3,115
Commercial non-owner occupied	241,290	259	-	1,151	242,700	2,094
One-to-four family	56,588	93	-	13	56,694	486
Construction	281	-	-	-	281	-
Land	10,934	-	-	257	11,191	691
Business loans:
Commercial owner occupied	148,900	-	-	1,528	150,428	1,528
Commercial and industrial	84,141	-	50	-	84,191	9
Warehouse facilities	61,111	-	-	-	61,111	-
SBA	3,475	46	-	474	3,995	503
Other loans	4,018	1	-	-	4,019	-
Totals	$791,645	$399	$2,885	$3,423	$798,352	$8,426

		Days Past Due				Non-
	Current	30-59	60-89	90	Total	Accruing
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$193,830	$-	$-	$-	$193,830	$293
Commercial non-owner occupied	162,663	434	-	1,244	164,341	1,495
One-to-four family	59,503	201	-	323	60,027	323
Land	5,769	-	617	52	6,438	52
Business loans:
Commercial owner occupied	151,380	-	-	919	152,299	2,053
Commercial and industrial	85,615	12	-	1,057	86,684	1,177
Warehouse facilities	67,518	-	-	-	67,518	-
SBA	3,900	49	113	665	4,727	700
Other loans	3,386	3	1	-	3,390	-
Totals	$733,564	$699	$731	$4,260	$739,254	$6,093

		Days Past Due				Non-
	Current	30-59	60-89	90	Total	Accruing
June 30, 2011	(in thousands)
Real estate loans:
Multi-family	$228,899	$-	$-	$2,705	$231,604	$3,011
Commercial non-owner occupied	153,280	328	989	822	155,419	2,502
One-to-four family	63,591	116	518	325	64,550	332
Land	8,433	62	-	257	8,752	257
Business loans:
Commercial owner occupied	142,756	852	1,709	1,869	147,186	1,869
Commercial and industrial	68,557	1,089	20	1,078	70,744	2,063
Warehouse facilities	21,758	-	-	-	21,758	-
SBA	3,890	72	-	720	4,682	834
Other loans	6,415	37	26	19	6,497	20
Totals	$697,579	$2,556	$3,262	$7,795	$711,192	$10,888

Note 5 – Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  The ALLL is prepared using the information provided by the Company’s credit and investment review process together with data from peer institutions and economic information gathered from published sources.

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

Multi-Family and Non-Owner Occupied Commercial Real Estate Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by management using the Bank's actual trailing 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Owner Occupied Commercial Real Estate Loans, Commercial and Industrial Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's actual trailing 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

One-to-Four Family and Consumer Loans

The Company's base ALLL factor for one-to-four family and consumer loans is determined by management using the Bank's actual trailing 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For one-to-four family and consumer loans, those factors include, changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Warehouse Facilities

The Company's warehouse facilities are structured as repurchase facilities, whereby we purchase funded one-to-four family loans on an interim basis.  Therefore, the base ALLL factor for warehouse facilities is equal to that for one-to-four family and consumer loans as discussed above.  Adjustments to the base factor are made for relevant internal and external factors.  Those factors include changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for one-to-four family loans for all FDIC insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the six months ended for the periods indicated:

	Multi-family	Commercial non-owner occupied	One-to-four family	Construction	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$2,281	$1,287	$931	$-	$39	$1,119	$1,361	$1,347	$80	$77	$8,522
Charge-offs	-	(88)	(305)	-	-	(265)	(191)	-	(109)	(1)	(959)
Recoveries	-	-	5	-	-	-	2	-	77	11	95
Provisions for (reduction in) loan losses	3	468	(328)	-	(39)	222	78	(439)	103	(68)	-
Balance, June 30, 2012	$2,284	$1,667	$303	$-	$-	$1,076	$1,250	$908	$151	$19	$7,658

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	$2,284	$1,667	$303	$-	$-	$1,076	$1,250	$908	$151	$19	$7,658

Loans individually evaluated for impairment	$1,404	$2,095	$667	$-	$-	$478	$-	$-	$549	$-	$5,193
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$182,338	$240,605	$56,027	$281	$11,191	$149,950	$84,191	$61,111	$3,446	$4,019	$793,159
General reserves to total loans collectively evaluated for impairment	1.25%	0.69%	0.54%	0.00%	0.00%	0.72%	1.48%	1.49%	4.38%	0.47%	0.97%

Total gross loans	$183,742	$242,700	$56,694	$281	$11,191	$150,428	$84,191	$61,111	$3,995	$4,019	$798,352
Total allowance to gross loans	1.24%	0.69%	0.53%	0.00%	0.00%	0.72%	1.48%	1.49%	3.78%	0.47%	0.96%

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$1,687	$2,356	$-	$145	$49	$8,879
Charge-offs	(321)	-	(274)	(161)	(98)	(712)	-	(52)	(55)	(1,673)
Recoveries	-	-	1	-	-	-	-	5	5	11
Provisions for (reduction in) loan losses	47	(90)	265	161	(53)	315	602	(1)	54	1,300
Balance, June 30, 2011	$2,456	$1,490	$324	$-	$1,536	$1,959	$602	$97	$53	$8,517

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$44	$-	$-	$-	$-	$-	$-	$-	$44
General portfolio allocation	$2,456	$1,446	$324	$-	$1,536	$1,959	$602	$97	$53	$8,473

Loans individually evaluated for impairment	$4,149	$3,427	$1,567	$2,523	$5,124	$2,143	$-	$930	$22	$19,885
Specific reserves to total loans individually evaluated for impairment	0.00%	1.28%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.22%
Loans collectively evaluated for impairment	$227,455	$151,992	$62,983	$6,229	$142,062	$68,601	$21,758	$3,752	$6,475	$691,307
General reserves to total loans collectively evaluated for impairment	1.08%	0.95%	0.51%	0.00%	1.08%	2.86%	2.77%	2.59%	0.82%	1.23%

Total gross loans	$231,604	$155,419	$64,550	$8,752	$147,186	$70,744	$21,758	$4,682	$6,497	$711,192
Total allowance to gross loans	1.06%	0.96%	0.50%	0.00%	1.04%	2.77%	2.77%	2.07%	0.82%	1.20%

Note 6 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.22% per annum as of June 30, 2012.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s consolidated financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

Note 7 – Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, excluding common shares in treasury.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that would then share in earnings and excludes common shares in treasury.  Stock options exercisable for shares of common stock are excluded from the computation of diluted earnings per share if they are anti-dilutive due to their exercise price exceeding the average market price during the period.

 For the three and six months ended June 30, 2012 and 2011, the impact of 410,179 stock options for the three months ended June 30, 2012, 362,198 stock options for the three months ended June 30, 2011, 434,595 stock options for the six months ended June 30, 2012 and 362,992 stock options for the six months ended June 30, 2011 were anti-dilutive and excluded from the computations.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:
	Three Months Ended June 30,
	2012			2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)
Net income	$5,811			$785
Basic income available to common stockholders	5,811	10,329,934	$0.56	785	10,084,626	$0.08
Effect of warrants and dilutive stock options	-	339,071		-	494,302
Diluted income available to common stockholders plus assumed conversions	$5,811	10,669,005	$0.55	$785	10,578,928	$0.08

	Six Months Ended June 30,
	2012			2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)
Net income	$8,503			$5,557
Basic income available to common stockholders	8,503	10,332,935	$0.82	5,557	10,067,066	$0.55
Effect of warrants and dilutive stock options	-	314,655		-	650,191
Diluted income available to common stockholders plus assumed conversions	$8,503	10,647,590	$0.80	$5,557	10,717,257	$0.52

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

Cash and cash equivalents—The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.

Securities available for sale—Fair values are based on quoted market prices from securities dealers or readily available market quote systems and are classified as either Level I, Level II, or Level III in the fair value hierarchy.

FHLB of San Francisco and Federal Reserve Bank Stock —The carrying value approximates the fair value based upon the redemption provisions of the stock resulting in a Level II classification in the fair value hierarchy.

Loans held for sale—Fair values are based on quoted market prices or dealer quotes resulting in a Level II classification in the fair value hierarchy.

Loans held for investment— The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy.  Fair value for other loans are estimated using discounted cash flows analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy.  The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Accrued interest receivable/payable—The carrying amount approximates fair value.

Deposit accounts— The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition, equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level II classification in the fair value hierarchy.  The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in a Level II classification in the fair value hierarchy.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

Other borrowings—The fair value disclosed for other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments with similar terms resulting in a Level II classification in the fair value hierarchy.

Subordinated debentures—The fair value of subordinated debentures is estimated by discounting the balance by the current three-month LIBOR rate plus the current market spread.  The fair value is determined based on the maturity date as the Company does not currently have intentions to call the debenture resulting in a Level II classification in the fair value hierarchy.

Off-balance sheet commitments and standby letters of credit—The notional amount disclosed for off-balance sheet commitments and standby letters of credit is the amount available to be drawn down on all lines and letters of credit.  The cost to assume is calculated at 10% of the notional amount, resulting in a Level II classification in the fair value hierarchy.

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At June 30, 2012		At December 31, 2011		At June 30, 2011
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$64,972	$64,972	$60,235	$60,235	$47,032	$47,032
Securities available for sale	146,134	146,134	115,645	115,645	141,304	141,304
Federal Reserve Bank and FHLB stock, at cost	12,744	12,744	12,475	12,475	13,492	13,492
Loans held for investment, net	787,661	869,751	730,067	794,906	699,579	779,001
Accrued interest receivable	3,968	3,968	3,885	3,885	3,984	3,984

Liabilities:
Deposit accounts	913,191	916,989	828,877	833,241	815,985	820,232
Other borrowings	28,500	32,177	28,500	31,361	28,500	30,925
Subordinated debentures	10,310	7,513	10,310	5,405	10,310	5,119
Accrued interest payable	151	151	147	147	176	176

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$126,544	$12,654	$73,053	$7,305	$65,495	$6,550

Note 9 – Fair Value Disclosures

The Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in U.S. GAAP under ASC 820, “Fair Value Measurements and Disclosures”, and as modified  by ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements”.  U.S. GAAP requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include securities available for sale and equity securities.  Securities available for sale include U.S. Treasuries, municipal bonds and mortgage-backed securities.  The Company’s financial assets and liabilities measured at fair value on a non-recurring basis include impaired loans and OREO.

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At June 30, 2012, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$261	$-	$-	$261
Corporate	-	-	-	-
Municipal bonds	41,116	-	-	41,116
Mortgage-backed securities	101,743	2,087	927	104,757
Total securities available for sale	$143,120	$2,087	$927	$146,134
Stock:
FHLB stock	$10,725	$-	$-	$10,725
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$12,744	$-	$-	$12,744
Total securities	$155,864	$2,087	$927	$158,878

	June 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$161	$-	$-	$161
Municipal bonds	23,184	-	-	23,184
Mortgage-backed securities	113,150	3,555	1,254	117,959
Total securities available for sale	$136,495	$3,555	$1,254	$141,304
Stock:
FHLB stock	$11,473	$-	$-	$11,473
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$13,492	$-	$-	$13,492
Total securities	$149,987	$3,555	$1,254	$154,796

The following table reconciles the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Balance, beginning of period	$991	$1,505
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(102)	(394)
Included in other comprehensive income	144	(189)
Purchases, issuances, and settlements	(146)	(256)
Transfer in and/or out of Level 3	40	588
Balance, end of period	$927	$1,254

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$5,193	$-	$5,193
Loans held for sale	-	2,401	-	2,401
Other real estate owned	-	9,339	-	9,339
Total assets	$-	$16,933	$-	$16,933

	June 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$19,885	$-	$19,885
Other real estate owned	-	4,447	-	4,447
Total assets	$-	$24,332	$-	$24,332

Note 10 – Subsequent Events

In July 2012, the Company entered into a long-term operating lease agreement for office space to move its corporate offices from the city of Costa Mesa to 17901 Von Karman Avenue, Irvine, California.  It is intended that part of the corporate facility will house a branch office of the Bank and a majority of the administrative operations of the Company.  The lease commences on March 1, 2013 with an early access period commencing on November 1, 2012, for which no rent is payable.  The lease is non-cancelable and has a term of seven-years expiring on February 28, 2021 with options to renew and extend.  The cost of any leasehold improvements will be amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.  The following table summarizes the Company’s future minimum lease commitments under this non-cancelable lease:

Lease Commitment

2012	$0
2013	$80
2014	$1,210
2015	$1,260
2016	$1,304
Thereafter	$4,265
Total	$8,119

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

●
The effect of the Palm Desert National Acquisition, the Canyon National Acquisition and other acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

●
The impact of current governmental efforts to restructure the United States financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

We are a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve.  We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.  The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”).  As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy.  The Dodd-Frank Act codified this policy as a statutory requirement.  The Federal Reserve, under the BHCA, has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

As a California state-chartered commercial bank which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts until December 31, 2012 and up to $250,000 per depositor for all other accounts in accordance with the Dodd-Frank Act.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank.  If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators.  Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.  As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  At June 30, 2012, the Bank operated ten depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.
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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change.  For further information, see “Allowances for Loan Losses” discussed in Note 5 to the Consolidated Financial Statements in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

PALM DESERT NATIONAL BANK ACQUISITION

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank from the FDIC as receiver for Palm Desert National Acquisition, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection with the Palm Desert National Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including:

●	$63.8 million of loans;

●	$39.5 million of cash and cash equivalents;

●	$11.5 million of OREO;

●	$1.5 million in investment securities, including FHLB and Federal Reserve Bank stock;

●	$840,000 of a core deposit intangible; and

●	$3.8 million of other types of assets.

Also as a result of the Palm Desert National Acquisition the Bank assumed and recorded at acquisition date certain liabilities with a fair value of approximately $118.0 million, including:

●	$50.1 million in deposit transaction accounts;

●	$30.8 million in retail certificates of deposit;

●	$34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012;

●	$2.4 million in deferred tax liability associated with the bargain purchase gain; and

●	$578,000 of other liabilities.

     The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

RESULTS OF OPERATIONS

In the second quarter of 2012, we recorded net income of $5.8 million, or $0.55 per diluted share, up from net income of $785,000, or $0.08 per diluted share, for the second quarter of 2011.  For the three months ended June 30, 2012, our return on average assets was 2.28% and return on average equity was 25.21%, up from a return on average assets of 0.33% and a return on average equity of 3.88% for the same comparable period of 2011.  The increase in our net income and returns was primarily related to the Palm Desert National Acquisition from the FDIC, as receiver, on April 27, 2012.  The Palm Desert National Acquisition at the acquisition date included assets with a fair market value of $120.9 million, liabilities with a fair market value of $115.6 million and a bargain purchase pre-tax gain of $5.3 million.

For the first six months of 2012, the Company’s net income totaled $8.5 million or $0.80 per diluted share, up from $5.6 million or $0.52 per diluted share for the first six months of 2011.  For the six months ended June 30, 2012, our return on average assets was 1.71% and return on average equity was 18.88%, up from a return on average assets of 1.19% and a return on average equity of 13.94% for the same comparable period of 2011.  The increase was primarily due to a $2.5 million loss from the sale of loans generated in the first six months of 2011, compared to a gain of less than $100,000 in 2012 and the Palm Desert National Acquisition, which added a larger bargain purchase pre-tax gain by $1.2 million in 2012 than in 2011.

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

Net interest income totaled $11.3 million in the second quarter of 2012, up $946,000 or 9.2% from the second quarter of 2011.  The increase in net interest income reflected an increase in average interest-earning assets of $68.7 million in the current quarter to total $972.3 million and a higher net interest margin of 4.64% in the current quarter, compared with 4.58% in the second quarter of 2011.  The increase in average interest-earning assets during the current quarter was primarily due to the Palm Desert National Acquisition, which added $65.3 million in interest earning assets on April 27, 2012 with a weighted average rate of 5.61%.  The increase in the current quarter net interest margin of 6 basis points primarily reflected a decrease in deposit costs of 39 basis points to 0.66% that more than offset the decrease in the yield on loans of 30 basis points to 6.57%.  The Palm Desert National Acquisition added $80.9 million in deposits as of the closing of the transaction, excluding the runoff of $34.1 million in wholesale certificates of deposits in the subsequent month to the acquisition, at a weighted average cost of 42 basis points.

For the first six months of 2012, our net interest income totaled $21.3 million, up $1.9 million or 9.7% from the same period in the prior year.  The increase in net interest income was associated with higher interest-earning assets, which grew by $67.4 million to $951.8 million and a higher net interest margin which increased by 8 basis points to 4.48%.  The increase in average interest-earning assets was primarily related to the Palm Desert National Acquisition.  The increase in net interest margin was predominantly impacted by a decrease in our deposit costs of 38 basis points that more than offset the decrease in our loan yield of 27 basis points.

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

The tables also set forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated:

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$72,988	$35	0.19%	$63,393	$32	0.20%
Federal funds sold	27	-	0.00%	10,406	2	0.08%
Investment securities	163,151	913	2.24%	145,503	1,025	2.82%
Loans receivable, net (1)	736,178	12,098	6.57%	684,346	11,750	6.87%
Total interest-earning assets	972,344	13,046	5.36%	903,648	12,809	5.67%
Noninterest-earning assets	48,880			49,164
Total assets	$1,021,224			$952,812
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$140,352	$-	0.00%	$121,678	$-	0.00%
Interest-bearing:
Transaction accounts	323,813	223	0.28%	283,418	369	0.52%
Retail certificates of deposit	416,818	1,221	1.18%	410,022	1,777	1.74%
Wholesale certificates of deposit	3,514	3	0.34%	11,792	15	0.51%
Total deposits	884,497	1,447	0.66%	826,910	2,161	1.05%
Other borrowings	28,588	235	3.31%	28,676	235	3.29%
Subordinated debentures	10,310	82	3.20%	10,310	77	3.00%
Total borrowings	38,898	317	3.28%	38,986	312	3.21%
Total deposits and borrowings	923,395	1,764	0.77%	865,896	2,473	1.15%
Other liabilities	5,627			5,948
Total liabilities	929,022			871,844
Stockholders' equity	92,202			80,968
Total liabilities and equity	$1,021,224			$952,812
Net interest income		$11,282			$10,336
Net interest rate spread (2)			4.59%			4.52%
Net interest margin (3)			4.64%			4.58%
Ratio of interest-earning assets to deposits and borrowings			105.30%			104.36%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$84,583	$86	0.20%	$59,779	$61	0.21%
Federal funds sold	27	-	0.00%	8,165	3	0.07%
Investment securities	149,683	1,741	2.33%	158,125	2,196	2.78%
Loans receivable, net (1)	717,551	23,335	6.50%	658,365	22,283	6.77%
Total interest-earning assets	951,844	25,162	5.28%	884,434	24,543	5.55%
Noninterest-earning assets	44,690			46,658
Total assets	$996,534			$931,092
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$129,269	$-	0.00%	$104,520	$-	0.00%
Interest-bearing:
Transaction accounts	309,614	552	0.36%	268,284	814	0.61%
Retail certificates of deposit	420,226	2,649	1.27%	410,602	3,590	1.76%
Wholesale certificates of deposit	1,757	2	0.23%	9,841	25	0.51%
Total deposits	860,866	3,203	0.75%	793,247	4,429	1.13%
Other borrowings	28,577	470	3.31%	41,793	523	2.52%
Subordinated debentures	10,310	166	3.24%	10,310	153	2.99%
Total borrowings	38,887	636	3.29%	52,103	676	2.62%
Total deposits and borrowings	899,753	3,839	0.86%	845,350	5,105	1.22%
Other liabilities	6,689			6,034
Total liabilities	906,442			851,384
Stockholders' equity	90,092			79,708
Total liabilities and equity	$996,534			$931,092
Net interest income		$21,323			$19,438
Net interest rate spread (2)			4.42%			4.33%
Net interest margin (3)			4.48%			4.40%
Ratio of interest-earning assets to deposits and borrowings			105.79%			104.62%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

●	Changes in interest rates (changes in interest rates multiplied by prior volume);

●	Changes in volume (changes in volume multiplied by prior rate); and

●	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Compared to			Compared to
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(2)	$5	$3	$-	$25	$25
Federal funds sold	(1)	(1)	(2)	(2)	(1)	(3)
Investment securities	(227)	115	(112)	(342)	(113)	(455)
Loans receivable, net	(512)	860	348	(908)	1,960	1,052
Total interest-earning assets	$(742)	$979	$237	$(1,252)	$1,871	$619
Interest-bearing liabilities
Transaction accounts	$(194)	$48	$(146)	$(373)	$111	$(262)
Retail certificates of deposit	(584)	28	(556)	(1,024)	83	(941)
Wholesale/brokered certificates of deposit	(4)	(8)	(12)	(9)	(14)	(23)
FHLB advances and other borrowings	1	(1)	-	139	(192)	(53)
Subordinated debentures	5	-	5	13	-	13
Total interest-bearing liabilities	$(776)	$67	$(709)	$(1,254)	$(12)	$(1,266)
Change in net interest income	$34	$912	$946	$2	$1,883	$1,885

Provision for Loan Losses

The Company did not record a provision for loan losses during the second quarter of 2012, compared with a $1.3 million provision recorded in the second quarter of 2011.  Strong credit quality metrics and recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL and our resultant decision not to provision additional amounts during the second quarter of 2012.  Net loan charge-offs amounted to $458,000 in the current quarter, down $1.2 million from the $1.7 million experienced during the second quarter of 2011.  Of the loan charge offs we experienced in the second quarter of 2012, $183,000 related to the Palm Desert National Acquisition and $265,000 related to previously purchased credit impaired loans due to the decrease of estimated cash flows from original cash flow estimates.

For the first six months of 2012, no provision for loan losses was recorded and net loan charge-offs were $864,000.  This compares with a provision for loan losses of $1.4 million and net charge-offs of $1.8 million for the first six months of 2011.  Strong credit quality metrics and recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL and our resultant decision not to provision additional amounts during the first six months of 2012.

For purchase credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchase credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the second quarter of 2012, charge-offs associated with purchase credit impaired loans totaled $265,000, compared to $629,000 for the same period in 2011.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this report.

Noninterest Income (Loss)

     Our noninterest income (loss) amounted to a $6.5 million in income in the second quarter of 2012, up from a $1.1 million loss experienced in the second quarter of 2011.  The $7.6 million favorable change was primarily the result of a bargain purchase pre-tax gain of $5.3 million recognized on the Palm Desert National Acquisition and a $2.6 million favorable change in net gain (loss) on sales of loans from a less than $100,000 gain recognized in the current quarter, compared to a $2.5 million loss in the year-ago quarter.

     For the first six months of 2012, our noninterest income totaled $7.5 million, compared with $4.1 million for the same period a year ago.  The increase was primarily due to a loss from the sale of loans of $2.5 million in the first six months of 2011, compared to a gain of less than $100,000 in 2012 and a larger bargain purchase pre-tax gain by $1.2 million in 2012 than in 2011.

Noninterest Expense

     Noninterest expense totaled $8.2 million in the second quarter of 2012, up $1.4 million or 19.7% from the same period in the prior year.  Most of our noninterest expense categories increased primarily as a result of the Palm Desert National Acquisition, which included increases in compensation and benefits costs of $458,000, primarily from an increase in employee count and termination costs; data processing and communication costs of $470,000, primarily from estimated system conversion costs; and OREO operations, net category of $423,000.  Of the total noninterest expense recorded during the second quarter of 2012, there were one-time costs of approximately $500,000 that related to the Palm Desert National Acquisition.

     For the first six months of 2012, noninterest expense totaled $14.8 million, up $1.6 million or 12.4% from the first six months of 2011.  This increase during this period was primarily related to the Palm Desert National Acquisition.  The increase in noninterest expense included increases in compensation and benefits costs of $797,000, data processing and communication costs of $536,000; OREO operations, net category of $307,000, and premises and occupancy expenses of $181,000, partially offset by lower FDIC insurance premiums of $266,000.

Income Taxes

For the three months ended June 30, 2012, we had a tax provision of $3.8 million and an effective tax rate of 39.5%, compared to a tax provision of $303,000 and an effective tax rate of 27.8% for the same period in 2011.  The increase in the effective tax rate was primarily attributed to higher pre-tax income in relation to the permanent tax differences of income from bank-owned life insurance, enterprise zone deductions and tax free municipal securities in the second quarter of 2012 as compared to the second quarter in 2011.  At June 30, 2012, we had no valuation allowance against our deferred tax asset of $5.6 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At June 30, 2012, assets totaled $1.065 billion, up $116.9 million or 12.3% from June 30, 2011, and up $103.9 million or 10.8% from December 31, 2011.  The increase in assets from a year ago was predominately related to the Palm Desert National Acquisition and an increase in warehouse facility lending.  The increase in assets since December 31, 2011 was primarily associated with the Palm Desert National Acquisition, which included at the acquisition date $63.8 million in loans, $39.5 million in cash, $11.5 million in OREO and $6.1 million in other types of assets.

Loans

At June 30, 2012, net loans held for investment totaled $787.7 million, up $88.1 million or 12.6% from June 30, 2011 and $57.6 million or 7.9% from December 31, 2011.  The increase of net loans held for investment from a year ago and since year-end 2011 was primarily related to the Palm Desert National Acquisition and in relation to the year ago period an increase in warehouse facility lending of $39.4 million.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2012			December 31, 2011			June 30, 2011
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$183,742	23.0%	5.95%	$193,830	26.2%	6.00%	$231,604	32.6%	6.15%
Commercial non-owner occupied	242,700	30.4%	5.99%	164,341	22.2%	6.60%	155,419	21.9%	6.64%
One-to-four family (1)	56,694	7.1%	5.11%	60,027	8.1%	5.10%	64,550	9.1%	5.22%
Construction	281	0.1%	5.25%	-	0.0%	0.00%	-	0.0%	0.00%
Land	11,191	1.4%	5.37%	6,438	0.9%	5.80%	8,752	1.2%	5.64%
Business loans:
Commercial owner occupied (2)	150,428	18.8%	6.31%	152,299	20.6%	6.60%	147,186	20.7%	6.51%
Commercial and industrial	84,191	10.5%	5.47%	86,684	11.7%	5.80%	70,744	9.9%	6.40%
Warehouse facilities	61,111	7.7%	5.34%	67,518	9.1%	5.40%	21,758	3.0%	5.30%
SBA	3,995	0.5%	6.06%	4,727	0.7%	6.00%	4,682	0.7%	5.99%
Other loans	4,019	0.5%	6.99%	3,390	0.5%	7.60%	6,497	0.9%	5.84%
Total gross loans (3)	798,352	100.0%	5.88%	739,254	100.0%	6.10%	711,192	100.0%	6.23%
Less loans held for sale	2,401			-			-
Total gross loans held for investment	795,951			739,254			711,192
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(632)			(665)			(3,096)
Allowance for loan losses	(7,658)			(8,522)			(8,517)
Loans held for investment, net	$787,661			$730,067			$699,579

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for June 30, 2012 is net of the mark-to-market discounts on Canyon National loans of $3.7 million and on Palm Desert National loans of $11.0 million.

Gross loans held for investment totaled $796.0 million at June 30, 2012, compared to $711.2 million at June 30, 2011 and $739.3 million at December 31, 2011.  The increase of $56.7 million or 7.7% since December 31, 2011 was primarily due to included loan originations of $122.0 million, loans acquired from the Palm Desert National Acquisition of $63.8 million, and loan purchases of $24.3 million, partially offset by loan repayments of $92.2 million and an increase in undisbursed loan funds of $57.4 million.  The increase in the undisbursed loan funds was primarily related to addition of new warehouse repurchase facilities combined with our experience of shorter time frames on outstanding loan balances from more rapid purchases by their third party aggregators.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Beginning balance gross loans	$739,254	$567,644
Loans originated:
Real estate loans:
Multi-family	6,497	2,018
Commercial non-owner occupied	32,529	-
One-to-four family	6,086	-
Business loans:
Commercial owner occupied (1)	6,516	1,363
Commercial and industrial	16,894	8,070
Warehouse facilities	51,449	18,000
SBA	1,332	3,604
Other loans	663	3,907
Total loans originated	121,966	36,962
Loans purchased:
Multi-family	3,690	3,075
Commercial non-owner occupied	55,313	28,732
Commercial owner occupied	11,786	45,557
Commercial and industrial	5,033	28,536
One-to-four family	4,437	28,987
Construction	198	5,592
Land	5,395	9,414
Other loans	2,256	21,578
Total loans purchased	88,108	171,471
Total loan production	210,074	208,433
Principal repayments	(92,186)	(30,049)
Sales of loans	(584)	(23,852)
Change in undisbursed loan funds, net	(57,361)	(11,096)
Charge-offs	(959)	(1,843)
Change in mark-to-market discounts from FDIC transactions	2,611	4,062
Transfer to other real estate owned	(2,497)	(2,107)
Net increase in gross loans	59,098	143,548
Ending balance gross loans	$798,352	$711,192

(1) Majority secured by real estate.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	June 30, 2012
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	974	$451,293	5.94%	2.58
Over 1 Year to 3 Years	55	48,357	6.30%	20.63
Over 3 Years to 5 Years	79	77,933	4.75%	55.14
Over 5 Years to 7 Years	34	43,849	5.10%	68.23
Over 7 Years to 10 Years	7	5,371	5.08%	110.33
Total adjustable	1,149	626,803	5.75%	16.08
Fixed	706	171,549	6.31%	-
Total	1,855	$798,352	5.88%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2012, loans delinquent 30 or more days as a percentage of total gross loans was 0.84%, up from 0.77% at December 31, 2011, but down from 1.91% at June 30, 2011.  The increase in the ratio in the first half of the current year was primarily a result of delinquent loans acquired in connection with the Palm Desert National Acquisition.

     The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At June 30, 2012
Real estate loans:
Multi-family	-	$-	1	$2,835	-	$-	1	$2,835
Commercial non-owner occupied	1	259	-	-	2	1,151	3	$1,410
One-to-four family	1	93	-	-	1	13	2	106
Land	-	-	-	-	1	257	1	257
Business loans:
Commercial owner occupied	-	-	-	-	3	1,528	3	1,528
Commercial and industrial	-	-	1	50	-	-	1	50
SBA	1	46	-	-	6	474	7	520
Other	2	1	-	-	-	-	2	1
Total	5	$399	2	$2,885	13	$3,423	20	$6,707
Delinquent loans to total gross loans		0.05%		0.36%		0.43%		0.84%

At December 31, 2011
Real estate loans:
Commercial non-owner occupied	1	$434	-	$-	3	$1,244	4	$1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Business loans:
Commercial owner occupied	-	-	-	-	3	919	3	919
Commercial and industrial	1	12	-	-	4	1,057	5	1,069
SBA	1	49	1	113	8	665	10	827
Other	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At June 30, 2011
Real estate loans:
Multi-family	-	$-	-	$-	3	$2,705	3	$2,705
Commercial non-owner occupied	1	328	2	989	3	822	6	2,139
One-to-four family	2	116	4	518	5	325	11	959
Land	1	62	-	-	6	257	7	319
Business loans:
Commercial owner occupied	2	852	1	1,709	4	1,869	7	4,430
Commercial and industrial	6	1,089	1	20	4	1,078	11	2,187
SBA	1	72	-	-	7	720	8	792
Other	2	37	2	26	2	19	6	82
Total	15	$2,556	10	$3,262	34	$7,795	59	$13,613
Delinquent loans to total gross loans		0.36%		0.46%		1.10%		1.91%

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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their affect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

No assurance can be given that we will not, in any particular period, sustain loan losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of the prevailing factors, including economic conditions which may adversely affect our market area or other circumstances, will not require significant increases in the loan loss allowance.  In addition, regulatory agencies, as an integral part of their examination process, periodically review our ALLL and may require us to recognize additional provisions to increase the allowance or take charge-offs in anticipation of future losses.

At June 30, 2012, our ALLL was $7.7 million, down from $8.5 million at June 30, 2011 and at December 31, 2011.  Strong credit quality metrics and recent charge-off history within our subsisting loan portfolio were significant factors in estimating the adequacy of our ALLL and our resultant decision not to provision additional amounts during the first half of 2012.  At June 30, 2012, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2012			December 31, 2011			June 30, 2011
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,284	1.24%	23.0%	$2,281	1.18%	26.2%	$2,456	1.06%	32.6%
Commercial non-owner occupied	1,667	0.69%	30.4%	1,287	0.78%	22.2%	1,490	0.96%	21.9%
One-to-four family	303	0.53%	7.1%	931	1.55%	8.1%	324	0.50%	9.1%
Construction	-	0.00%	0.1%	-	0.00%	0.0%	-	0.00%	0.0%
Land	-	0.00%	1.4%	39	0.61%	0.9%	-	0.00%	1.2%
Business loans:
Commercial owner occupied	1,076	0.72%	18.8%	1,119	0.73%	20.6%	1,536	1.04%	20.7%
Commercial and industrial	1,250	1.48%	10.5%	1,361	1.57%	11.7%	1,959	2.77%	9.9%
Warehouse facilities	908	1.49%	7.7%	1,347	2.00%	9.1%	602	2.77%	3.0%
SBA	151	3.78%	0.5%	80	1.69%	0.7%	97	2.07%	0.7%
Other Loans	19	0.47%	0.5%	77	2.27%	0.5%	53	0.82%	0.9%
Total	$7,658	0.96%	100.0%	$8,522	1.15%	100.0%	$8,517	1.20%	100.0%

    The ALLL as a percent of nonaccrual loans was 90.9% at June 30, 2012, up from 78.2% at June 30, 2011, but down from 139.9% at December 31, 2011.  The decrease in ALLL as a percent of nonaccrual loans at June 30, 2012, compared to year-end 2011 was primarily due to the addition of nonaccrual loans acquired from Palm Desert National and to a lesser extent a decrease in the allowance balance.  At June 30, 2012, the ratio of ALLL to total gross loans was 0.96%, down from 1.20% at June 30, 2011 and 1.15% at December 31, 2011.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired from FDIC transactions to total gross loans was 1.20% at June 30, 2012, down from 1.54% at December 31, 2011.

    The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$8,116	$8,879	$8,522	$8,879
Provision for loan losses	-	1,300	-	1,406
Charge-offs:
Real estate:
Multi-family	-	(321)	-	(349)
Commercial non-owner occupied	(87)	-	(88)	-
One-to-four family	(183)	(274)	(305)	(416)
Land	-	(161)	-	(161)
Business loans:
Commercial owner occupied	(265)	(98)	(265)	(98)
Commercial and industrial	-	(712)	(191)	(712)
SBA	(1)	(52)	(109)	(52)
Other loans	-	(55)	(1)	(55)
Total charge-offs	(536)	(1,673)	(959)	(1,843)
Recoveries :
Real estate:
Multi-family	-	-	-	-
Commercial non-owner occupied	-	-	-	-
One-to-four family	4	1	5	55
Construction	-	-	-	-
Land	-	-	-	-
Business loans:
Commercial owner occupied	-	-	-	-
Commercial and industrial	1	-	2	-
Warehouse facilities	-	-	-	-
SBA	66	5	77	11
Other loans	7	5	11	9
Total recoveries	78	11	95	75
Net loan charge-offs	(458)	(1,662)	(864)	(1,768)
Balance at end of period	$7,658	$8,517	$7,658	$8,517

Ratios:
Net charge-offs to average total loans, net	0.25%	0.97%	0.24%	0.54%
Allowance for loan losses to gross loans at end of period	0.96%	1.20%	0.96%	1.20%

Investment Securities

Investment securities available for sale totaled $146.1 million at June 30, 2012, up $4.8 million or 3.4% from June 30, 2011 and $30.5 million or 26.4% from December 31, 2011.  During the first half of 2012, investment securities included purchases of $80.9 million, partially offset by sales of $44.0 million and principal payments of $7.5 million.  At June 30, 2012, the end of period yield on investment securities was 2.22%, down from 2.77% at June 30, 2011 and 2.59% at December 31, 2011.  At June 30, 2012, 48 of our 59 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value of $2.4 million and a market value of $2.1 million.  Interest received from these securities is applied against their respective principal balances.  Our entire private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

    The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$247	$14	$-	$261
Municipal bonds	39,928	1,259	(71)	41,116
Mortgage-backed securities	103,990	1,389	(622)	104,757
Total securities available for sale	144,165	2,662	(693)	146,134
Stock:
FHLB stock	10,725	-	-	10,725
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,744	-	-	12,744
Total securities	$156,909	$2,662	$(693)	$158,878

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$15	$-	$162
Municipal bonds	23,354	788	(3)	24,139
Mortgage-backed securities	91,605	634	(895)	91,344
Total securities available for sale	115,106	1,437	(898)	115,645
Stock:
FHLB stock	10,456	-	-	10,456
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,475	-	-	12,475
Total securities	$127,581	$1,437	$(898)	$128,120

	June 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$14	$-	$161
Municipal bonds	23,069	297	(182)	23,184
Mortgage-backed securities	117,789	1,411	(1,241)	117,959
Total securities available for sale	141,005	1,722	(1,423)	141,304
Stock:
FHLB stock	11,473	-	-	11,473
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	13,492	-	-	13,492
Total securities	$154,497	$1,722	$(1,423)	$154,796

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2012
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$175	1.48%	$-	0.00%	$86	3.53%	$-	0.00%	$261	2.28%
Municipal bonds	-	0.00%	-	0.00%	3,973	2.34%	37,143	3.10%	41,116	3.12%
Mortgage-backed securities	4,128	0.00%	60	5.20%	12,093	1.27%	88,476	2.18%	104,757	2.04%
Total investment securities available for sale	4,303	0.06%	60	5.20%	16,152	1.55%	125,619	2.45%	146,134	2.34%
Stock:
FHLB	10,725	0.00%	-	0.00%	-	0.00%	-	0.00%	10,725	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	12,744	0.95%	-	0.00%	-	0.00%	-	0.00%	12,744	0.95%
Total securities	$17,047	0.73%	$60	5.20%	$16,152	1.55%	$125,619	2.45%	$158,878	2.22%

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

During the quarter ended June 30, 2012, we incurred a net $45,000 OTTI charge against our private label MBS deemed to be impaired, compared to $154,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	June 30, 2012				June 30, 2011

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCI	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCI
(dollars in thousands)
C	1	$-	$(4)	$2	1	$149	$(13)	$38
CC	2	394	(33)	26	2	13	(43)	(103)
CCC	-	-	-	-	3	140	(66)	(92)
D	1	39	(8)	13	3	162	(32)	(2)
Total	4	$433	$(45)	$41	9	$464	$(154)	$(159)

	Six Months Ended				Six Months Ended
	June 30, 2012				June 30, 2011

Rating	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCI	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCI
(dollars in thousands)
BB	-	$-	$-	$-	1	$7	$(7)	$3
C	1	-	(3)	2	2	152	(37)	40
CC	2	394	(33)	31	3	504	(82)	(124)
CCC	-	-	-	-	5	158	(91)	(86)
D	6	180	(46)	66	9	168	(151)	(32)
Total	9	$574	$(82)	$99	20	$989	$(368)	$(199)

The largest OTTI credit loss for any single debt security was $40,000 for the three months ended June 30, 2012 and $34,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

     At June 30, 2012, nonperforming assets totaled $17.8 million or 1.67% of total assets, up from $15.3 million or 1.62% at June 30, 2011 and $7.3 million or 0.76% at December 31, 2011.  During the second quarter of 2012, nonperforming loans increased $4.7 million to total $8.4 million and OREO increased $7.6 million to total $9.3 million.  Of the increase in nonperforming loans, $4.2 million related to purchased credit impaired loans that were acquired in connection with the Palm Desert National Acquisition.  At June 30, 2012, nonperforming loans of $4.7 million and OREO of $8.2 million were associated with assets acquired from Palm Desert National Acquisition.

     The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2012	December 31, 2011	June 30, 2011
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$3,115	$293	$3,011
Commercial non-owner occupied	2,094	1,495	2,502
One-to-four family	486	323	332
Land	691	52	257
Business loans:
Commercial owner occupied	1,528	2,053	1,869
Commercial and industrial	9	1,177	2,063
SBA (1)	503	700	834
Other loans	-	-	20
Total nonaccrual loans	8,426	6,093	10,888
Other real estate owned:
Commercial non-owner occupied	117	341	1,410
One-to-four family	179	212	1,765
Construction	-	-	263
Land	7,579	678	716
Commercial owner occupied	1,464	-	293
Total other real estate owned	9,339	1,231	4,447
Total nonperforming assets, net	$17,765	$7,324	$15,335

Allowance for loan losses	$7,658	$8,522	$8,517
Allowance for loan losses as a percent of total nonperforming loans	90.89%	139.87%	78.22%
Nonperforming loans as a percent of gross loans	1.06%	0.82%	1.53%
Nonperforming assets as a percent of total assets	1.67%	0.76%	1.62%

(1) The SBA totals include the guaranteed amount, which was $237,000 as of June 30, 2012, $311,000 as of December 31, 2011, and $216,000 as of June 30, 2011.

Liabilities and Stockholders’ Equity

Total liabilities were $969.0 million at June 30, 2012, compared to $866.3 million at June 30, 2011 and $874.4 million at December 31, 2011.  The increase from the year ended December 31, 2011 was predominately related to increases in deposit accounts and accrued expenses and other liabilities associated with the Palm Desert National Acquisition.

Deposits.  Deposits totaled $913.2 million at June 30, 2012, up $97.2 million or 11.9% from June 30, 2011 and $84.3 million or 10.2% from December 31, 2011.  The increase during the first half of 2012 was predominately related to the Palm Desert National Acquisition, which added deposits of $80.9 million at the closing of the acquisition, excluding the purposeful runoff of $34.1 million in wholesale certificates of deposit during the second quarter of 2012.  During the first six months of 2012, we had increases in noninterest-bearing accounts of $38.2 million, interest-bearing transaction accounts of $39.7 million and retail certificates of deposit of $6.4 million.  At June 30, 2012, we had no brokered deposits.

The total weighted average cost of deposits at June 30, 2012 decreased to 0.63%, from 1.02% at June 30, 2011 and from 0.89% at December 31, 2011.  The decline since year end 2011 was primarily from adding $50.1 million of low cost transaction accounts from the Palm Desert National Acquisition as well as decreases to certificates of deposit pricing over the period.  At June 30, 2012, our gross loan to deposit ratio was 87.4%, up from 87.2% at June 30, 2011 but down from 89.1% at December 31, 2011.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2012			December 31, 2011			June 30, 2011
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$150,538	16.5%	0.00%	$112,313	13.5%	0.00%	$122,539	15.0%	0.00%
Interest bearing checking	92,270	10.1%	0.16%	63,620	7.7%	0.23%	58,090	7.1%	0.24%
Money market	145,727	16.0%	0.36%	132,509	16.0%	0.66%	119,289	14.7%	0.57%
Regular passbook	89,559	9.8%	0.26%	91,747	11.1%	0.50%	106,186	13.0%	0.49%
Total transaction accounts	478,094	52.4%	0.19%	400,189	48.3%	0.37%	406,104	49.8%	0.34%
Certificates of deposit accounts:
Less than 1.00%	128,398	14.1%	0.71%	87,191	10.5%	0.68%	69,348	8.5%	0.55%
1.00 - 1.99	286,137	31.3%	1.16%	263,241	31.8%	1.34%	195,183	23.9%	1.56%
2.00 - 2.99	17,515	1.9%	2.72%	73,744	8.8%	2.20%	138,183	16.9%	2.30%
3.00 - 3.99	1,331	0.1%	3.45%	1,464	0.2%	3.41%	1,745	0.2%	3.50%
4.00 - 4.99	719	0.1%	4.29%	1,380	0.2%	4.47%	2,024	0.3%	4.45%
5.00 and greater	997	0.1%	5.28%	1,668	0.2%	5.24%	3,398	0.4%	5.22%
Total certificates of deposit accounts	435,097	47.6%	1.12%	428,688	51.7%	1.39%	409,881	50.2%	1.69%
Total deposits	$913,191	100.0%	0.63%	$828,877	100.0%	0.89%	$815,985	100.0%	1.02%

Borrowings.  At June 30, 2012, total borrowings amounted to $38.8 million, unchanged from June 30, 2011 and December 31, 2011.  Total borrowings at June 30, 2012 represented 3.6% of total assets with an end of period weighted average cost of 3.25%, compared with 4.1% of total assets with a weighted average cost of 3.20% at June 30, 2011 and 4.0% of total assets with a weighted average cost of 3.23% at December 31, 2011.  At June 30, 2012, total borrowings were comprised of the following:

●	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $38.3 million of GSE MBS; and

●
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 3.22%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 6 to the Consolidated Financial Statements in this report.

     The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
Reverse repurchase agreements	$28,500	3.26%	$28,500	3.26%	$28,500	3.26%
Subordinated debentures	10,310	3.22%	10,310	3.15%	10,310	3.03%
Total borrowings	$38,810	3.25%	$38,810	3.23%	$38,810	3.20%

Weighted average cost of borrowings during the quarter	3.28%		3.24%		3.21%
Borrowings as a percent of total assets	3.6%		4.0%		4.1%

Stockholders’ Equity.  Total stockholders’ equity was $96.1 million as of June 30, 2012, up from $81.8 million at June 30, 2011 and $86.8 million at December 31, 2011.  The current year increase of $9.3 million was primarily related to net income of $8.5 million and an increase in accumulated other comprehensive gain of $841,000.

Our basic book value per share increased to $9.30 at June 30, 2012 from $8.11 at June 30, 2011 and $8.39 at December 31, 2011, while our diluted book value per share increased to $9.18 at June 30, 2012 from $7.84 at June 30, 2011 and $8.34 at December 31, 2011.  At June 30, 2012, the Company’s tangible common equity to total assets ratio was 8.78%, up from 8.42% at June 30, 2011 but down from 8.83% at December 31, 2011.

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

Our primary sources of funds generated during the first six months of 2012 were from:

●	Proceeds of $92.8 million from the sale and principal payments on loans held for investment;
●	Increase of $57.4 million from a net change in undisbursed loan funds;
●	Proceeds of $44.2 million from the sale or maturity of securities available for sale; and
●	Cash of $39.5 million acquired from the Palm Desert National Acquisition.

We used these funds to:

●	Purchase and originate loans held for investment of $143.9 million;
●	Purchase securities available for sale of $70.5 million; and
●	Absorb deposit outflows of $31.3 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period. Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At June 30, 2012, cash and cash equivalents totaled $65.0 million and the market value of our investment securities available for sale totaled $146.1 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2012, the maximum amount we could borrow through the FHLB was $441.3 million, of which $277.2 million was available for borrowing based on collateral pledged of $441.6 million in real estate loans.  At June 30, 2012, we had unsecured lines of credit aggregating $62.8 million, which consisted of $54.0 million with other financial institutions from which to draw funds and $8.8 million with the Federal Reserve Bank.  At June 30, 2012, no funds were drawn against these unsecured lines of credit.  For the quarter ended June 30, 2012, our average liquidity ratio was 19.23%.

To the extent that 2012 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At June 30, 2012, we had no brokered time deposits.

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

The board of directors of the Corporation and the Bank Board have adopted certain resolutions which require, among other things, that the Corporation provide prior written notice to the Federal Reserve Bank before (i) receiving any dividends or other distributions from the Bank, (ii) declaring any dividends or making any payments on trust preferred securities or subordinated debt, (iii) making any capital distributions, (iv) incurring, increasing, refinancing or guaranteeing any debt; (v) issuing any trust preferred securities or (iv) repurchasing, redeeming or acquiring any of our stock.

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

     The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2012
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	245,082	185,970	3,260	785	435,097
Operating leases	954	1,985	1,443	2,698	7,080
Total contractual cash obligations	$246,036	$187,955	$4,703	$42,293	$480,987

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of June 30, 2012, we had commitments to extend credit on existing lines and letters of credit of $126.5 million, compared to $65.5 million at June 30, 2011 and $73.1 million at December 31, 2011.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2012
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$520	$-	$1,243	$3,211	$4,974
Commercial and industrial	34,567	10,997	1,350	1,087	48,001
Warehouse facilities	-	-	-	68,714	68,714
All Other	1,395	33	33	313	1,774
Standby letters of credit	1,382	1,199	-	500	3,081
Total commitments	$37,864	$12,229	$2,626	$73,825	$126,544

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At June 30, 2012, the Corporation and the Bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to Adjusted Tangible Assets		Tier-1 Risk-Based Capital to Risk-Weighted Assets		Total Capital to Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2012
Bank:
Regulatory capital	$96,086	9.48%	$96,086	11.28%	$103,745	12.18%
Adequately capitalized requirement	40,526	4.00%	34,060	4.00%	68,120	8.00%
Well capitalized under prompt corrective action provision	50,657	5.00%	51,090	6.00%	85,150	10.00%
Consolidated:
Regulatory capital	97,168	9.60%	97,168	11.35%	104,931	12.26%
Adequately capitalized requirement	40,493	4.00%	34,245	4.00%	68,490	8.00%

At December 31, 2011
Bank:
Regulatory capital	$88,793	9.44%	$88,793	11.68%	$97,378	12.81%
Adequately capitalized requirement	37,640	4.00%	30,408	4.00%	60,815	8.00%
Well capitalized under prompt corrective action provision	47,050	5.00%	45,611	6.00%	76,019	10.00%
Consolidated:
Regulatory capital	89,396	9.50%	89,396	11.69%	97,918	12.80%
Adequately capitalized requirement	37,630	4.00%	30,590	4.00%	61,180	8.00%

At June 30, 2011
Bank:
Regulatory capital	$83,266	8.80%	$83,266	11.68%	$91,782	12.88%
Adequately capitalized requirement	37,836	4.00%	28,514	4.00%	57,028	8.00%
Well capitalized under prompt corrective action provision	47,296	5.00%	42,771	6.00%	71,285	10.00%
Consolidated:
Regulatory capital	84,102	8.90%	84,102	11.73%	92,619	12.92%
Adequately capitalized requirement	37,804	4.00%	28,701	4.00%	57,402	8.00%

In June 2012, the Federal Reserve and the other federal banking regulatory agencies published several notices of proposed rulemaking (together, the “2012 Proposed Rules”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Proposed Rules (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards.  The other 2012 Proposed Rules (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing risk-weighting approach with a more conservative risk-sensitive approach.  As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

The Federal Reserve and the other federal banking regulatory agencies are asking financial institutions to provide comment on the 2012 Proposed Rules by October 22, 2012.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.  We will continue to monitor the 2012 Proposed Rules and the implementation of a final rule by the regulatory agencies.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2011.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the class action case captioned “James Baker v. Century Financial, et al” which was discussed in “Item 3.  Legal Proceedings” ” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our Current Report on Form 8-K filed with the SEC on June 25, 2012, the board of directors of the Corporation approved a second stock repurchase program, pursuant to which the Corporation’s management is authorized to repurchase up to 1,000,000 shares, or approximately 9.7%, of the 10.3 million outstanding shares of the Corporation’s common stock.  The stock repurchase program may be limited or terminated at any time without prior notice.  Under the stock repurchase program, shares of the Corporation’s common stock may be repurchased by the Corporation from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations.  The extent to which the Corporation repurchases its shares, if any, and the timing of any such repurchases will depend upon market conditions and other considerations as may be considered in the Corporation’s sole discretion.  No shares of the Corporation’s common stock were repurchased under a stock repurchase program during the three months ended June 30, 2012.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012.  (1)

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 31, 2012 (2)
Exhibit 3.2	Amended and Restated Bylaws of the Company, effective as of May 31, 2012 (2)
Exhibit 10.1	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (2)
Exhibit 10.2	Form of Incentive Stock Option Award Agreement (2)
Exhibit 10.3	Form of Non-Qualified Stock Option Award Agreement (2)
Exhibit 10.4	Form of Restricted Stock Award Agreement (2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (3)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (3)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (3)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)  Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on May 3, 2012.

(2)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 4, 2012.

(3)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 13, 2012	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

August 13, 2012	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2
Purchase and Assumption Agreement –Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012.  (1)

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 31, 2012 (2)
Exhibit 3.2	Amended and Restated Bylaws of the Company, effective as of May 31, 2012 (2)
Exhibit 10.1	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (2)
Exhibit 10.2	Form of Incentive Stock Option Award Agreement (2)
Exhibit 10.3	Form of Non-Qualified Stock Option Award Agreement (2)
Exhibit 10.4	Form of Restricted Stock Award Agreement (2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (3)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (3)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (3)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)  Incorporated by reference from the Company’s Form 8-K/A filed with the SEC on May 3, 2012.

(2)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on June 4, 2012.

(3)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.