Form 10-Q
period 2012-09-30
PACIFIC PREMIER BANCORP INC
filed 2012-11-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant's common stock as of November 7, 2012 was 10,349,434.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I  FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At September 30, 2012 (unaudited), December 31, 2011 (audited) and September 30, 2011 (unaudited)

Consolidated Statements of Operations: For the three and nine months ended September 30, 2012 and 2011 (unaudited)

Consolidated Statements of Comprehensive Income: For the nine months ended September 30, 2012 and 2011 (unaudited)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income: For the nine months ended September 30, 2012 and 2011 (unaudited)

Consolidated Statements of Cash Flows: For the nine months ended September 30, 2012 and 2011 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$58,216	$60,207	$37,780
Federal funds sold	27	28	28
Cash and cash equivalents	58,243	60,235	37,808
Investment securities available for sale	114,250	115,645	107,761
FHLB stock/Federal Reserve Bank stock, at cost	12,191	12,475	12,982
Loans held for sale, net	4,728	-	-
Loans held for investment	859,373	738,589	734,474
Allowance for loan losses	(7,658)	(8,522)	(8,522)
Loans held for investment, net	851,715	730,067	725,952
Accrued interest receivable	3,933	3,885	3,732
Other real estate owned	5,521	1,231	2,846
Premises and equipment	10,067	9,819	9,977
Deferred income taxes	5,515	8,998	9,047
Bank owned life insurance	13,362	12,977	12,827
Intangible assets	2,703	2,069	2,126
Other assets	7,108	3,727	3,444
TOTAL ASSETS	$1,089,336	$961,128	$928,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$211,410	$112,313	$109,194
Interest bearing:
Transaction accounts	266,478	287,876	285,829
Retail certificates of deposit	417,982	428,688	398,101
Wholesale certificates of deposit	-	-	4,254
Total deposits	895,870	828,877	797,378
Other borrowings	75,500	28,500	28,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	7,770	6,664	7,694
TOTAL LIABILITIES	989,450	874,351	843,882
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-	-
Common stock, $.01 par value; 25,000,000 shares authorized; 10,343,434 shares at September 30, 2012, 10,337,626 shares at December 31, 2011, and 10,084,626 shares at September 30, 2011 issued and outstanding	103	103	101
Additional paid-in capital	76,414	76,310	76,517
Retained earnings	22,011	10,046	7,491
Accumulated other comprehensive income, net of tax of $950 at September 30, 2012, $221 at December 31, 2011, and $357 at September 30, 2011	1,358	318	511
TOTAL STOCKHOLDERS’ EQUITY	99,886	86,777	84,620
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,089,336	$961,128	$928,502

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INTEREST INCOME
Loans	$12,847	$11,695	$36,182	$33,978
Investment securities and other interest-earning assets	779	850	2,606	3,110
Total interest income	13,626	12,545	38,788	37,088
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	280	364	832	1,178
Interest on certificates of deposit	1,164	1,636	3,815	5,251
Total interest-bearing deposits	1,444	2,000	4,647	6,429
Other borrowings	247	237	717	760
Subordinated debentures	81	77	247	230
Total interest expense	1,772	2,314	5,611	7,419
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	11,854	10,231	33,177	29,669
PROVISION FOR LOAN LOSSES	145	1,322	145	2,728
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,709	8,909	33,032	26,941
NONINTEREST INCOME
Loan servicing fees	224	324	615	701
Deposit fees	486	558	1,459	1,641
Net gain (loss) from sales of loans	(41)	16	(31)	(2,445)
Net gain from sales of investment securities	857	845	1,031	1,325
Other-than-temporary impairment loss on investment securities, net	(36)	(170)	(118)	(538)
Gain on FDIC transaction	-	-	5,340	4,189
Other income	420	537	1,082	1,383
Total noninterest income	1,910	2,110	9,378	6,256
NONINTEREST EXPENSE
Compensation and benefits	4,367	3,363	11,834	10,033
Premises and occupancy	1,063	903	2,922	2,581
Data processing and communications	582	387	1,766	1,035
Other real estate owned operations, net	244	557	981	987
FDIC insurance premiums	165	86	466	653
Legal and audit	473	385	1,511	1,278
Marketing expense	225	379	704	936
Office and postage expense	232	244	612	605
Other expense	680	770	2,081	2,180
Total noninterest expense	8,031	7,074	22,877	20,288
NET INCOME BEFORE INCOME TAXES	5,588	3,945	19,533	12,909
INCOME TAX	2,126	1,485	7,568	4,892
NET INCOME	$3,462	$2,460	$11,965	$8,017

EARNINGS PER SHARE
Basic	$0.34	$0.25	$1.16	$0.80
Diluted	$0.32	$0.23	$1.12	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,330,814	10,084,626	10,332,223	10,072,984
Diluted	10,832,934	10,570,267	10,709,822	10,667,722

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$3,462	$2,460	$11,965	$8,017
Other comprehensive income (loss), net of tax:
Unrealized holding gains on securities arising during the period, net of tax	703	781	1,647	2,207
Reclassification adjustment for net gain on sale of securities included in net income, net of tax	(504)	(446)	(607)	(782)
Net unrealized gain on securities, net of tax	199	335	1,040	1,425
Comprehensive Income	$3,661	$2,795	$13,005	$9,442

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Total comprehensive income				11,965	1,040	13,005
Share-based compensation expense			96			96
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	18,830	-	110			110
Balance at September 30, 2012	10,343,434	$103	$76,414	$22,011	$1,358	$99,886

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)	$78,602
Total comprehensive income				8,017	1,425	9,442
Share-based compensation expense			204			204
Common stock repurchased and retired	(10,610)	(1)	(69)			(70)
Warrants purchased and retired			(3,660)			(3,660)
Warrants exercised	41,400	1	31			32
Stock options exercised	20,000	1	69			70
Balance at September 30, 2011	10,084,626	$101	$76,517	$7,491	$511	$84,620

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,965	$8,017
Adjustments to net income:
Depreciation and amortization expense	985	905
Provision for loan losses	145	2,728
Share-based compensation expense	96	204
Loss on sale and disposal of premises and equipment	-	63
Loss on sale of other real estate owned	341	340
Write down of other real estate owned	390	110
Amortization of premium/discounts on securities held for sale, net	627	545
Amortization of loan mark-to-market discount	(1,570)	(1,174)
Gain on sale of loans held for sale	(80)	-
Gain on sale of investment securities available for sale	(1,031)	(1,325)
Other-than-temporary impairment loss on investment securities, net	118	538
Loss on sale of loans held for investment	111	2,445
Purchase and origination of loans held for sale	(11,005)	-
Recoveries on loans	198	96
Proceeds from the sales of and principal payments from loans held for sale	6,225	-
Gain on FDIC transaction	(5,340)	(4,189)
Deferred income tax provision	2,755	178
Change in accrued expenses and other liabilities, net	1,106	(2,850)
Income from bank owned life insurance, net	(385)	(373)
Change in accrued interest receivable and other assets, net	(5,577)	5,006
Net cash provided by operating activities	74	11,264
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	142,907	92,490
Net change in undisbursed loan funds	71,304	17,790
Purchase and origination of loans held for investment	(267,805)	(136,909)
Proceeds from sale of other real estate owned	9,663	12,898
Principal payments on securities available for sale	13,033	12,047
Purchase of securities available for sale	(96,438)	(43,140)
Proceeds from sale or maturity of securities available for sale	86,919	92,667
Purchases of premises and equipment	(1,233)	(2,656)
Redemption of Federal Reserve Bank stock	63	155
Redemption of Federal Home Loan Bank of San Francisco stock	1,611	1,519
Cash acquired in FDIC transaction	39,491	26,389
Net cash provided by (used in) investing activities	(485)	73,250
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposit accounts	(48,589)	(66,540)
Repayment of FHLB advances and other borrowings	-	(40,000)
Proceeds from FHLB advances	47,000	-
Proceeds from exercise of stock options	110	32
Warrants purchased and retired	-	(3,660)
Repurchase of common stock	(102)	-
Net cash used in financing activities	(1,581)	(110,168)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,992)	(25,654)
CASH AND CASH EQUIVALENTS, beginning of period	60,235	63,462
CASH AND CASH EQUIVALENTS, end of period	$58,243	$37,808

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2012	2011
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$5,549	$7,396
Income taxes paid	6,075	2,595
Assets acquired (liabilities assumed) in FDIC transaction (See Note 3):
Investment securities	101	14,076
Federal Reserve Bank and FHLB Stock	1,390	-
FDIC receivable	167	2,838
Loans	63,773	149,739
Core deposit intangible	840	2,270
Other real estate owned	11,533	11,953
Fixed assets	-	42
Other assets	3,656	1,599
Deposits	(115,582)	(204,678)
Other liabilities	(29)	(39)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$3,151	$4,207
Investment securities available for sale purchased and not settled	$-	$358

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012, December 31, 2011, and September 30, 2011, the results of its operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2012 and 2011.  Operating results or comprehensive income for the three and nine months ended September 30, 2012 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2012.

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

Future Application of Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the FASB and the International Accounting Standards Board were not able to reach a converged solution with regards to offsetting requirements, they developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s consolidated financial statements.

Note 3 –  Federal Deposit Insurance Corporation (“FDIC”) Acquisitions

Palm Desert National Bank Acquisition

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the FDIC as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert National Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including:

●	$63.8 million of loans;

●	$39.5 million of cash and cash equivalents;

●	$11.5 million of other real estate owned (“OREO”);

●	$1.5 million in investment securities, including Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock;

●	$840,000 of a core deposit intangible; and

●	$3.8 million of other types of assets.

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

Note 4 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:
	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)
Real estate loans:
Multi-family	$173,484	$193,830	$211,514
Commercial non-owner occupied	262,046	164,341	164,797
One-to-four family (1)	62,771	60,027	62,638
Construction	308	-	-
Land	11,005	6,438	8,496
Business loans:
Commercial owner occupied (2)	148,139	152,299	164,268
Commercial and industrial	88,105	86,684	74,434
Warehouse facilities	112,053	67,518	42,644
SBA	4,736	4,727	4,870
Other loans	2,191	3,390	2,215
Total gross loans (3)	864,838	739,254	735,876
Less loans held for sale, net	4,728	-	-
Total gross loans held for investment	860,110	739,254	735,876
Less:
Deferred loan origination costs/(fees) and premiums/(discounts), net	(737)	(665)	(1,402)
Allowance for loan losses	(7,658)	(8,522)	(8,522)
Loans held for investment, net	$851,715	$730,067	$725,952

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for September 30, 2012 is net of the mark-to-market discounts on Canyon National loans of $3.1 million and on Palm Desert National loans of $6.3 million.

From time to time, we may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Company makes residential and commercial loans held for investment to customers located primarily in Southern California.  Consequently, the underlying collateral for our loans and a borrower’s ability to repay may be impacted unfavorably by adverse changes in the economy and real estate market in the region.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $27.0 million for secured loans and $16.2 million for unsecured loans at September 30, 2012.  At September 30, 2012, the Bank’s largest aggregate outstanding balance of loans to one borrower was $21.4 million of secured credit.

Purchase Credit Impaired

The following table provides a summary of the Company’s investment in purchase credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	September 30, 2012
	Canyon National	Palm Desert National	Total
	(in thousands)
Real estate loans:
Commercial non-owner occupied	$1,051	$4,985	$6,036
One-to-four family	-	33	33
Land	2,293	280	2,573
Business loans:
Commercial owner occupied	972	277	1,249
Commercial and industrial	79	202	281
Total purchase credit impaired	$4,395	$5,777	$10,172

    On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At September 30, 2012, the Company had $10.2 million of purchased credit impaired loans, of which $3.9 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the nine months ended September 30, 2012:

	Nine Months Ended
	September 30, 2012
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$3,248	$-	$3,248
Accretable yield at acquisition	-	3,908	3,908
Accretion	(415)	(143)	(558)
Disposals and other	(129)	(208)	(337)
Change in accretable yield	(813)	(3,262)	(4,075)
Balance at the end of period	$1,891	$295	$2,186

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2012
Real estate loans:
Multi-family	$1,437	$1,394	$-	$1,394	$-	$1,408	$67
Commercial non-owner occupied	507	460	-	445	-	1,257	15
One-to-four family	657	643	299	350	153	657	31
Business loans:
Commercial owner occupied	-	-	-	-	-	592	-
Commercial and industrial	59	60	59	-	36	140	3
SBA	1,368	309	-	305	-	518	37
Totals	$4,028	$2,866	$358	$2,494	$189	$4,571	$153

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2011
Real estate loans:
Multi-family	$1,450	$1,423	$-	$1,423	$-	$2,309	$88
Commercial non-owner occupied	1,592	1,495	-	1,495	-	2,283	198
One-to-four family	705	521	-	521	-	311	47
Land	-	-	-	-	-	11	1
Business loans:
Commercial owner occupied	1,771	1,641	-	1,641	-	1,635	64
Commercial and industrial	1,321	1,138	-	1,138	-	373	62
SBA	2,427	773	-	773	-	887	68
Other loans	-	-	-	-	-	2	-
Totals	$9,266	$6,991	$-	$6,991	$-	$7,811	$528

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2011
Real estate loans:
Multi-family	$1,433	$1,454	$-	$1,433	$-	$2,710	$54
Commercial non-owner occupied	2,457	2,552	-	2,457	-	2,684	109
One-to-four family	1,218	1,785	-	1,218	-	2,064	24
Construction	-	-	-	-	-	206	-
Land	198	475	-	198	-	1,759	3
Business loans:
Commercial owner occupied	2,760	3,453	-	2,760	-	4,360	61
Commercial and industrial	1,983	5,339	-	1,983	-	2,886	76
SBA	725	1,484	-	725	-	934	67
Other loans	-	-	-	-	-	9	-
Totals	$10,774	$16,542	$-	$10,774	$-	$17,612	$394

The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or it is determined that the likelihood of the Company receiving all scheduled payments, including interest, when due is remote. The Company has no commitments to lend additional funds to debtors whose loans have been impaired.

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2012	December 31, 2011	September 30, 2011
	(in thousands)

Nonaccruing loans	$1,439	$5,590	$9,357
Accruing loans	1,413	1,401	1,417
Total impaired loans	$2,852	$6,991	$10,774

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at September 30, 2012 of $1.4 million, December 31, 2011 of $5.6 million, and September 30, 2011 of $9.4 million.  The Company had no loans 90 days or more past due and still accruing at September 30, 2012, December 31, 2011 or September 30, 2011.

The Company had an immaterial amount of TDRs related to three U.S. Small Business Administration (“SBA”) loans which were all completed prior to 2011.

Concentration of Credit Risk

As of September 30, 2012, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “ Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed annually by the Bank Board.  The Bank’s seasoned underwriters ensure all key risk factors are analyzed with nearly all underwriting including a comprehensive global cash flow analysis of the prospective borrowers.  The credit approval process mandates multiple-signature approval by the management credit committee for every loan that requires any subjective credit analysis.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:
	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2012	(in thousands)
Real estate loans:
Multi-family	$170,365	$-	$3,119	$173,484
Commercial non-owner occupied	252,216	663	9,167	262,046
One-to-four family	61,378	-	1,393	62,771
Construction	308	-	-	308
Land	9,009	-	1,996	11,005
Business loans:
Commercial owner occupied	133,414	3,334	11,391	148,139
Commercial and industrial	86,000	847	1,258	88,105
Warehouse facilities	112,053	-	-	112,053
SBA	8,330	-	(3,594)	4,736
Other loans	2,174	-	17	2,191
Totals	$835,247	$4,844	$24,747	$864,838

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$176,477	$13,286	$4,067	$193,830
Commercial non-owner occupied	160,051	676	3,614	164,341
One-to-four family	57,685	-	2,342	60,027
Land	6,386	-	52	6,438
Business loans:
Commercial owner occupied	138,975	5,689	7,635	152,299
Commercial and industrial	83,441	1,046	2,197	86,684
Warehouse facilities	67,518	-	-	67,518
SBA	4,548	-	179	4,727
Other loans	3,352	-	38	3,390
Totals	$698,433	$20,697	$20,124	$739,254

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2011	(in thousands)
Real estate loans:
Multi-family	$193,593	$13,835	$4,086	$211,514
Commercial non-owner occupied	158,863	566	5,368	164,797
One-to-four family	57,661	1,948	3,029	62,638
Land	6,018	-	2,478	8,496
Business loans:				-
Commercial owner occupied	150,986	5,722	7,560	164,268
Commercial and industrial	68,693	1,478	4,263	74,434
Warehouse facilities	42,644	-	-	42,644
SBA	4,710	-	160	4,870
Other loans	2,183	-	32	2,215
Totals	$685,351	$23,549	$26,976	$735,876

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2012	(in thousands)
Real estate loans:
Multi-family	$173,484	$-	$-	$-	$173,484	$273
Commercial non-owner occupied	256,489	1,708	-	3,849	262,046	4,528
One-to-four family	62,307	301	43	120	62,771	578
Construction	308	-	-	-	308	-
Land	10,776	229	-	-	11,005	417
Business loans:
Commercial owner occupied	147,812	327	-	-	148,139	218
Commercial and industrial	87,984	-	121	-	88,105	-
Warehouse facilities	112,053	-	-	-	112,053	-
SBA	4,551	-	-	185	4,736	266
Other loans	2,191	-	-	-	2,191	-
Totals	$857,955	$2,565	$164	$4,154	$864,838	$6,280

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$193,830	$-	$-	$-	$193,830	$293
Commercial non-owner occupied	162,663	434	-	1,244	164,341	1,495
One-to-four family	59,503	201	-	323	60,027	323
Land	5,769	-	617	52	6,438	52
Business loans:
Commercial owner occupied	151,380	-	-	919	152,299	2,053
Commercial and industrial	85,615	12	-	1,057	86,684	1,177
Warehouse facilities	67,518	-	-	-	67,518	-
SBA	3,900	49	113	665	4,727	700
Other loans	3,386	3	1	-	3,390	-
Totals	$733,564	$699	$731	$4,260	$739,254	$6,093

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2011	(in thousands)
Real estate loans:
Multi-family	$211,514	$-	$-	$-	$211,514	$300
Commercial non-owner occupied	163,110	214	418	1,055	164,797	2,457
One-to-four family	60,685	615	320	1,018	62,638	1,018
Land	8,290	8	-	198	8,496	198
Business loans:
Commercial owner occupied	161,998	417	-	1,853	164,268	2,760
Commercial and industrial	70,395	1,898	158	1,983	74,434	1,983
Warehouse facilities	42,644	-	-	-	42,644	-
SBA	4,267	-	41	562	4,870	641
Other loans	2,215	-	-	-	2,215	-
Totals	$725,118	$3,152	$937	$6,669	$735,876	$9,357

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the nine months ended for the periods indicated:

	Multi-family	Commercial non-owner occupied	One-to-four family	Construction	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$2,281	$1,287	$931	$-	$39	$1,119	$1,361	$1,347	$80	$77	$8,522
Charge-offs	-	(88)	(305)	-	(5)	(405)	(270)	-	(132)	(2)	(1,207)
Recoveries	-	2	7	-	-	-	2	-	162	25	198
Provisions for (reduction in) loan losses	(184)	835	(215)	-	(34)	437	(269)	(301)	(44)	(80)	145
Balance, September 30, 2012	$2,097	$2,036	$418	$-	$-	$1,151	$824	$1,046	$66	$20	$7,658

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$153	$-	$-	$-	$36	$-	$-	$-	$189
General portfolio allocation	$2,097	$2,036	$265	$-	$-	$1,151	$788	$1,046	$66	$20	$7,469

Loans individually evaluated for impairment	$1,394	$460	$643	$-	$-	$-	$60	$-	$309	$-	$2,866
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	23.79%	0.00%	0.00%	0.00%	60.00%	0.00%	0.00%	0.00%	6.59%
Loans collectively evaluated for impairment	$172,090	$261,586	$62,128	$308	$11,005	$148,139	$88,045	$112,053	$4,427	$2,191	$861,972
General reserves to total loans collectively evaluated for impairment	1.22%	0.78%	0.43%	0.00%	0.00%	0.78%	0.89%	0.93%	1.49%	0.91%	0.87%

Total gross loans	$173,484	$262,046	$62,771	$308	$11,005	$148,139	$88,105	$112,053	$4,736	$2,191	$864,838
Total allowance to gross loans	1.21%	0.78%	0.67%	0.00%	0.00%	0.78%	0.94%	0.93%	1.39%	0.91%	0.89%

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,730	$1,580	$332	$-	$1,687	$2,356	$-	$145	$49	$8,879
Charge-offs	(489)	(43)	(1,080)	(164)	(98)	(1,082)	-	(76)	(148)	(3,180)
Recoveries	-	-	-	-	-	1	-	17	11	95
Provisions for (reduction in) loan losses	872	(119)	1,419	164	(378)	(17)	721	11	121	2,728
Balance, September 30, 2011	$3,113	$1,418	$671	$-	$1,211	$1,258	$721	$97	$33	$8,522

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	$3,113	$1,418	$671	$-	$1,211	$1,258	$721	$97	$33	$8,522

Loans individually evaluated for impairment	$1,433	$2,457	$1,218	$198	$2,760	$1,983	$-	$725	$-	$10,774
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$210,081	$162,340	$61,420	$8,298	$161,508	$72,451	$42,644	$4,145	$2,215	$725,102
General reserves to total loans collectively evaluated for impairment	1.48%	0.87%	1.09%	0.00%	0.75%	1.74%	1.69%	2.34%	1.49%	1.18%

Total gross loans	$211,514	$164,797	$62,638	$8,496	$164,268	$74,434	$42,644	$4,870	$2,215	$735,876
Total allowance to gross loans	1.47%	0.86%	1.07%	0.00%	0.74%	1.69%	1.69%	1.99%	1.49%	1.16%

Note 6 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.21% per annum as of September 30, 2012.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Stock options excluded	233,630	367,859	358,151	362,643

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:
	Three Months Ended September 30,
	2012			2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)
Net income	$3,462			$2,460
Basic income available to common stockholders	3,462	10,330,814	$0.34	2,460	10,084,626	$0.25
Effect of warrants and dilutive stock options	-	502,120		-	485,641
Diluted income available to common stockholders plus assumed conversions	$3,462	10,832,934	$0.32	$2,460	10,570,267	$0.23

	Nine Months Ended September 30,
	2012			2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)
Net income	$11,965			$8,017
Basic income available to common stockholders	11,965	10,332,223	$1.16	8,017	10,072,984	$0.80
Effect of warrants and dilutive stock options	-	377,599		-	594,738
Diluted income available to common stockholders plus assumed conversions	$11,965	10,709,822	$1.12	$8,017	10,667,722	$0.75

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

Federal Reserve Bank Stock and FHLB Stock —The carrying value approximates the fair value based upon the redemption provisions of the stock resulting in a Level II classification in the fair value hierarchy.

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

Based on the above methods and pertinent information available to management as of the periods indicated, the following table presents the carrying amount and estimated fair value of our financial instruments:

	At September 30, 2012		At December 31, 2011		At September 30, 2011
	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$58,243	$58,243	$60,235	$60,235	$37,808	$37,808
Securities available for sale	114,250	114,250	115,645	115,645	107,761	107,761
Federal Reserve Bank and FHLB stock, at cost	12,191	12,191	12,475	12,475	12,982	12,982
Loans held for sale, net	4,728	4,728	-	-	-	-
Loans held for investment, net	851,715	931,640	730,067	794,906	725,952	795,427
Accrued interest receivable	3,933	3,933	3,885	3,885	3,732	3,732

Liabilities:
Deposit accounts	895,870	898,888	828,877	833,241	797,378	802,202
FHLB advances	47,000	47,000	-	-	-	-
Other borrowings	28,500	32,360	28,500	31,361	28,500	31,603
Subordinated debentures	10,310	8,222	10,310	5,405	10,310	7,500
Accrued interest payable	213	213	147	147	153	153

	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$152,057	$15,206	$73,053	$7,305	$61,986	$6,199

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

Impaired Loans.  A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impairment is measured based on the fair value of the underlying collateral less the anticipated selling costs or the discounted expected future cash flows.  The Company does not measure loan impairment on loans less than $100,000.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value. When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3. At September 30, 2012, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	September 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$160	$-	$-	$160
Municipal bonds	57,097	-	-	57,097
Mortgage-backed securities	53,939	2,093	961	56,993
Total securities available for sale	$111,196	$2,093	$961	$114,250
Stock:
FHLB stock	$10,172	$-	$-	$10,172
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$12,191	$-	$-	$12,191
Total securities	$123,387	$2,093	$961	$126,441

	September 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$164	$-	$-	$164
Municipal bonds	24,029	-	-	24,029
Mortgage-backed securities	79,319	3,283	966	83,568
Total securities available for sale	$103,512	$3,283	$966	$107,761
Stock:
FHLB stock	$10,963	$-	$-	$10,963
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$12,982	$-	$-	$12,982
Total securities	$116,494	$3,283	$966	$120,743

The following table reconciles the beginning and ending balance of assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the periods indicated:

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Balance, beginning of period	$991	$1,505
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(118)	(581)
Included in other comprehensive income	290	(274)
Purchases, issuances, and settlements	(202)	(340)
Transfer in and/or out of Level 3	-	656
Balance, end of period	$961	$966

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$2,852	$-	$2,852
Loans held for sale	-	4,728	-	4,728
Other real estate owned	-	5,521	-	5,521
Total assets	$-	$13,101	$-	$13,101

	September 30, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$10,774	$-	$10,774
Other real estate owned	-	2,846	-	2,846
Total assets	$-	$13,620	$-	$13,620

Note 10 – Subsequent Events

On October 15, 2012, the Company issued a press release announcing that it had entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire First Associations, a Texas-chartered bank (“FAB”).  FAB is a specialized bank headquartered in Dallas, Texas, that focuses exclusively on serving homeowners associations (“HOAs”) and HOA management companies nationwide.  At September 30, 2012, FAB had $356.2 million in total assets and $305.5 million in total deposits.  If the acquisition of FAB is consummated, it will provide the Bank with a valuable source of low-cost core deposits that are expected to strengthen the Bank’s existing deposit base and lower its overall funding cost.

On the date of the Merger Agreement, the transaction was valued at $53.7 million, which includes approximately $50.2 million in deal consideration for FAB shareholders and approximately $3.5 million in cash consideration for FAB option holders and FAB warrant holders.  The $50.2 million of deal consideration for FAB shareholders includes $37.6 million in cash consideration, which is subject to adjustment, and 1,279,228 shares of Company common stock to be issued to FAB shareholders, which shares had a value of approximately $12.5 million based on the Company’s five-day average closing price immediately prior to announcement of the transaction.  The cash portion of the consideration payable to FAB shareholders may increase or decrease based on the changes in value of FAB’s mortgage-related securities portfolio prior to closing.  In addition, the cash consideration payable to FAB shareholders may be reduced if FAB’s transaction-related expenses exceed $3.9 million.

The transaction is expected to close late in the fourth quarter of 2012 or in the first quarter of 2013, subject to satisfaction of the closing conditions described in the Merger Agreement and other customary closing conditions, including regulatory approvals and approval of FAB shareholders.  For additional information about the proposed acquisition of FAB, see the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

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

●
The effect of the Palm Desert National Acquisition, the Canyon National Acquisition, the proposed acquisition of FAB and other acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.

The Corporation is a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve.  We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.  The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”).  As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (“DFI”).

A bank holding company, such as the Corporation, is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such a policy.  The Federal Reserve, under the BHCA, has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  At September 30, 2012, the Bank operated ten depository branches in Southern California located in the cities of Costa Mesa, Huntington Beach, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Costa Mesa, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change.  For further information, see “Allowances for Loan Losses” discussed in Note 5 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

In the third quarter of 2012, we recorded net income of $3.5 million, or $0.32 per diluted share, up from net income of $2.5 million, or $0.23 per diluted share, for the third quarter of 2011.

The Company’s pre-tax income totaled $5.6 million for the quarter ended September 30, 2012, up from $3.9 million for the quarter ended September 30, 2011. The increase of $1.6 million between quarters was substantially related to the Palm Desert National Acquisition from the FDIC and included:

●	A $1.6 million increase in net interest income due to a higher level of interest earning assets, partially offset by a decrease in net interest margin;

●	A $1.2 million decrease in provision for loan loss; and

●	A $313,000 decrease in OREO operations, net expense.

Partially offsetting the above favorable items was a $1.3 million increase in noninterest expense, excluding OREO operations, net, primarily associated with higher expenses in compensation and benefits of $1.0 million.

For the three months ended September 30, 2012, our return on average assets was 1.30% and return on average equity was 14.19%, up from a return on average assets of 1.06% and a return on average equity of 11.89% for the same comparable period of 2011.

For the first nine months of 2012, the Company’s net income totaled $12.0 million or $1.12 per diluted share, up from $8.0 million or $0.75 per diluted share for the first nine months of 2011.  The Company’s pre-tax income totaled $19.5 million for the nine months ended September 30, 2012, up from $12.9 million for the nine months of 2011.  The increase in pre-tax income was primarily due to a $3.5 million increase in net interest income, $2.6 million decrease in provision for loan losses, $2.4 million favorable change in loss from the sale of loans and a larger bargain purchase pre-tax gain by $1.2 million in 2012 than in 2011, partially offset by an increase in compensation and benefits expense of $1.8 million and in data processing and communications expense of $731,000.

For the nine months ended September 30, 2012, our return on average assets was 1.56% and return on average equity was 17.23%, up from a return on average assets of 1.14% and a return on average equity of 13.24% for the same comparable period of 2011.

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

Net interest income totaled $11.9 million in the third quarter of 2012, up $1.6 million, or 15.9% from the third quarter of 2011.  The increase in net interest income reflected an increase in average interest-earning assets of $142.6 million in the current quarter to total $1.0 billion, partially offset by a lower net interest margin of 4.61% in the current quarter, compared with 4.62% in the third quarter of 2011.  The increase in average interest-earning assets was primarily due to loans, up $153.0 million primarily associated with organic loan growth and loans added from the Palm Desert National Acquisition, which at the time of acquisition added $65.3 million in interest earning assets at a weighted average rate of 5.61%. The decrease in the current quarter net interest margin of one basis point primarily reflected a decrease in the yield on loans of 70 basis points to 6.14%, primarily due to the decline in the overall weighted average loan portfolio yield since a year ago. Partially offsetting this decrease was a reduction in deposit costs of 35 basis points to 0.64% and a greater mix of higher yielding loans within our interest-earning assets. The reduction in deposit costs is primarily associated with our acquisition of Palm Desert National, which added $80.9 million in deposits at a weighted average cost of 42 basis points as of the closing of the transaction, excluding the runoff of $34.1 million in wholesale certificates of deposits in the month subsequent to the acquisition.

For the first nine months of 2012, our net interest income totaled $33.2 million, up $3.5 million or 11.8% from the same period in the prior year. The increase in net interest income was associated with an increase in average interest-earning assets, which grew by $89.1 million to $978.0 million and a higher net interest margin which increased by seven basis points to 4.52%. The increase in average interest-earning assets primarily related to newly originated loans and loans acquired in the Palm Desert National acquisition. The increase in net interest margin was predominantly impacted by a decrease in our deposit and borrowing costs of 34 basis points that more than offset the decrease in our interest-earning asset yield of 27 basis points.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$40,459	$17	0.17%	$65,587	$33	0.20%
Federal funds sold	27	-	0.00%	9,866	2	0.08%
Investment securities	150,198	762	2.03%	125,717	815	2.59%
Loans receivable, net (1)	837,070	12,847	6.14%	684,023	11,695	6.84%
Total interest-earning assets	1,027,754	13,626	5.30%	885,193	12,545	5.67%
Noninterest-earning assets	34,379			47,183
Total assets	$1,062,133			$932,376
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$164,777	$-	0.00%	$113,098	$-	0.00%
Interest-bearing:
Transaction accounts	313,673	280	0.36%	286,924	364	0.50%
Retail certificates of deposit	425,879	1,164	1.09%	395,187	1,626	1.63%
Wholesale certificates of deposit	-	-	0.00%	7,678	10	0.52%
Total deposits	904,329	1,444	0.64%	802,887	2,000	0.99%
Other borrowings	42,690	247	2.30%	28,500	237	3.30%
Subordinated debentures	10,310	81	3.13%	10,310	77	2.96%
Total borrowings	53,000	328	2.46%	38,810	314	3.21%
Total deposits and borrowings	957,329	1,772	0.74%	841,697	2,314	1.09%
Other liabilities	7,235			7,911
Total liabilities	964,564			849,608
Stockholders' equity	97,569			82,768
Total liabilities and equity	$1,062,133			$932,376
Net interest income		$11,854			$10,231
Net interest rate spread (2)			4.56%			4.58%
Net interest margin (3)			4.61%			4.62%
Ratio of interest-earning assets to deposits and borrowings			107.36%			105.17%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$70,743	$96	0.18%	$61,344	$94	0.20%
Federal funds sold	27	-	0.00%	9,110	5	0.07%
Investment securities	149,836	2,510	2.23%	146,658	3,011	2.74%
Loans receivable, net (1)	757,373	36,182	6.37%	671,734	33,978	6.74%
Total interest-earning assets	977,979	38,788	5.29%	888,846	37,088	5.56%
Noninterest-earning assets	44,136			51,594
Total assets	$1,022,115			$940,440
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$141,494	$-	0.00%	$105,424	$-	0.00%
Interest-bearing:
Transaction accounts	310,844	832	0.36%	281,980	1,178	0.56%
Retail certificates of deposit	421,918	3,813	1.21%	406,986	5,216	1.71%
Wholesale certificates of deposit	730	2	0.37%	9,745	35	0.48%
Total deposits	874,986	4,647	0.71%	804,135	6,429	1.07%
Other borrowings	33,316	717	2.87%	37,313	760	2.72%
Subordinated debentures	10,310	247	3.20%	10,310	230	2.98%
Total borrowings	43,626	964	2.95%	47,623	990	2.78%
Total deposits and borrowings	918,612	5,611	0.82%	851,758	7,419	1.16%
Other liabilities	10,901			7,943
Total liabilities	929,513			859,701
Stockholders' equity	92,602			80,739
Total liabilities and equity	$1,022,115			$940,440
Net interest income		$33,177			$29,669
Net interest rate spread (2)			4.47%			4.40%
Net interest margin (3)			4.52%			4.45%
Ratio of interest-earning assets to deposits and borrowings			106.46%			104.35%

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

    Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

●	Changes in interest rates (changes in interest rates multiplied by prior volume);

●	Changes in volume (changes in volume multiplied by prior rate); and

●	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Compared to			Compared to
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(4)	$(12)	$(16)	$(10)	$12	$2
Federal funds sold	(1)	(1)	(2)	(3)	(2)	(5)
Investment securities	(195)	142	(53)	(564)	63	(501)
Loans receivable, net	(1,281)	2,433	1,152	(1,943)	4,147	2,204
Total interest-earning assets	$(1,481)	$2,562	$1,081	$(2,520)	$4,220	$1,700
Interest-bearing liabilities
Transaction accounts	$(116)	$32	$(84)	$(457)	$111	$(346)
Retail certificates of deposit	(580)	118	(462)	(1,586)	183	(1,403)
Wholesale/brokered certificates of deposit	(5)	(5)	(10)	(7)	(26)	(33)
FHLB advances and other borrowings	(86)	96	10	41	(84)	(43)
Subordinated debentures	4	-	4	17	-	17
Total interest-bearing liabilities	$(783)	$241	$(542)	$(1,992)	$184	$(1,808)
Change in net interest income	$(698)	$2,321	$1,623	$(528)	$4,036	$3,508

Provision for Loan Losses

We recorded a provision for loan losses during the third quarter of 2012 of $145,000, compared with the third quarter of 2011 of $1.3 million.  Improved credit quality metrics and the recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL, which was balanced against the loan growth we experienced during the third quarter of 2012. Net loan charge-offs amounted to $145,000 in the current quarter, down $1.2 million from the $1.3 million experienced during the third quarter of 2011.  Of the $248,000 gross loan charge-offs we recorded in the third quarter of 2012, $155,000 related to the Palm Desert National Acquisition and $66,000 related to the Canyon National Acquisition.

For the first nine months of 2012, we recorded a provision for loan losses of $145,000 and net loan charge-offs of $1.0 million. This compares with a provision for loan losses of $2.7 million and net charge-offs of $3.1 million for the first nine months of 2011.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchase credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the third quarter of 2012, charge-offs associated with purchase credit impaired loans totaled $145,000, compared to $174,000 for the same period in 2011.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Our noninterest income amounted to $1.9 million in the third quarter of 2012, down $200,000 or 9.5% from the third quarter of 2011.  The decrease was primarily related to a decrease in the following three areas: other income of $117,000, as other income in the third quarter of 2011 included recoveries on acquired loans that were wholly charged off prior to acquisition; loan servicing fees of $100,000, as the third quarter of 2011 included higher prepayment fees; and deposit fees of $72,000.  Partially offsetting this decline was a decrease in the other than-temporary impairment loss of $134,000 in the third quarter of 2012.

For the first nine months of 2012, our noninterest income totaled $9.4 million, compared with $6.3 million for the same period a year ago.  The increase of $3.1 million or 49.9% in the first nine months of 2012 was primarily due to a decrease in net loss on the sale of loans of $2.4 million, a larger bargain purchase pre-tax gain on acquisitions from the FDIC of $1.2 million and a decrease in other-than-temporary impairment loss of $420,000.  Partially offsetting these favorable amounts were decreases in the following three areas: other income of $301,000; net gain from sale of investment securities of $294,000; and deposit fees of $182,000.

Noninterest Expense

Noninterest expense totaled $8.0 million for the third quarter of 2012, up $957,000 or 13.5% from the same period in the prior year.  The increase in noninterest expense primarily related to increases in compensation costs of $1.0 million, data processing and communications costs of $195,000 and premises and occupancy costs of $160,000, which increases were predominately associated with the Palm Desert National acquisition.  In addition to the increased employee count from the Palm Desert National acquisition, we added employees in lending production and loan operations to increase our production of SBA loans and warehouse facility loans, which contributed to the increase in compensation expense.  Partially offsetting the increase in noninterest expense was a reduction in OREO operations of $313,000 and marketing expense of $154,000.

For the first nine months of 2012, noninterest expense totaled $22.9 million, up $2.6 million or 12.8% from the first nine months of 2011.  The increase was primarily a result of the Palm Desert National acquisition and included increases in compensation and benefits costs of $1.8 million, primarily from an increase in employee count and termination costs; data processing and communication costs of $731,000, primarily from running two core systems and system conversion costs associated with recent acquisitions; premises and occupancy costs of $341,000; and legal and audit costs of $233,000.  Of the total noninterest expense recorded during the first nine months of 2012, there were one-time costs of $500,000 relating to the Palm Desert National acquisition.  Partially offsetting the increase in noninterest expense were decreases in marketing expense of $232,000 and FDIC insurance premiums of $187,000.

Income Taxes

For the three months ended September 30, 2012, we had a tax provision of $2.1 million and an effective tax rate of 38.0%, compared to a tax provision of $1.5 million and an effective tax rate of 37.6% for the same period in 2011.  The increase in the effective tax rate was primarily attributed to higher pre-tax income in relation to the permanent tax differences of income from bank-owned life insurance, enterprise zone deductions and tax free municipal securities in the third quarter of 2012 as compared to the third quarter in 2011.  At September 30, 2012, we had no valuation allowance against our deferred tax asset of $5.5 million based on management’s analysis that the asset was more-likely-than-not to be realized.

For the nine months ended September 30, 2012, we had a tax provision of $7.6 million and an effective tax rate of 38.7%, compared to a tax provision of $4.9 million and an effective tax rate of 37.9% for the same period in 2011.  The increase in the effective tax rate was primarily attributed to higher pre-tax income in relation to the permanent tax differences of income from bank-owned life insurance, enterprise zone deductions and tax free municipal securities for the nine months ended September 30, 2012 as compared to the same period in 2011.

FINANCIAL CONDITION

At September 30, 2012, assets totaled $1.1 billion, up $160.8 million or 17.3% from September 30, 2011, and $128.2 million or 13.3% from December 31, 2011.  The increase in assets from a year ago and from year-end 2011 was predominately related to the Palm Desert National Acquisition, which included at the acquisition date $63.8 million in loans, $39.5 million in cash, $11.5 million in OREO and $6.1 million in other types of assets along with an increase in warehouse facility lending.

Loans

At September 30, 2012, net loans held for investment totaled $851.7 million, up $125.8 million or 17.3% from September 30, 2011 and $121.6 million or 16.7% from December 31, 2011.  The increase of net loans held for investment from a year ago was primarily related to the Palm Desert National Acquisition and warehouse facility lending of $69.4 million.  The increase from December 31, 2011 was primarily related to the Palm Desert National Acquisition and warehouse facility lending of $44.5 million.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2012			December 31, 2011			September 30, 2011
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$173,484	20.1%	5.90%	$193,830	26.2%	6.00%	$211,514	28.7%	6.13%
Commercial non-owner occupied	262,046	30.3%	5.84%	164,341	22.2%	6.60%	164,797	22.4%	6.65%
One-to-four family (1)	62,771	7.3%	5.08%	60,027	8.1%	5.10%	62,638	8.5%	5.19%
Construction	308	0.0%	5.25%	-	0.0%	0.00%	-	0.0%	0.00%
Land	11,005	1.3%	5.27%	6,438	0.9%	5.80%	8,496	1.2%	5.60%
Business loans:
Commercial owner occupied (2)	148,139	17.1%	6.26%	152,299	20.6%	6.60%	164,268	22.3%	6.52%
Commercial and industrial	88,105	10.2%	5.37%	86,684	11.7%	5.80%	74,434	10.1%	6.18%
Warehouse facilities	112,053	13.0%	5.03%	67,518	9.1%	5.40%	42,644	5.8%	5.58%
SBA	4,736	0.5%	6.08%	4,727	0.7%	6.00%	4,870	0.7%	6.02%
Other loans	2,191	0.2%	6.86%	3,390	0.5%	7.60%	2,215	0.3%	7.68%
Total gross loans (3)	864,838	100.0%	5.72%	739,254	100.0%	6.10%	735,876	100.0%	6.23%
Less loans held for sale	4,728			-			-
Total gross loans held for investment	860,110			739,254			735,876
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(737)			(665)			(1,402)
Allowance for loan losses	(7,658)			(8,522)			(8,522)
Loans held for investment, net	$851,715			$730,067			$725,952

(1) Includes second trust deeds.
(2) Majority secured by real estate.
(3) Total gross loans for September 30, 2012 is net of the mark-to-market discounts on Canyon National loans of $3.1 million and on Palm Desert National loans of $6.3 million.

Gross loans held for investment totaled $860.1 million at September 30, 2012, compared to $735.9 million at September 30, 2011 and $739.3 million at December 31, 2011.  The increase of $125.6 million or 17.0% since December 31, 2011 was primarily due to loan originations of $251.2 million, loans acquired from the Palm Desert National Acquisition of $63.8 million, and loan purchases of $27.5 million, partially offset by loan repayments of $134.8 million, an increase in undisbursed loan funds of $71.3 million and loan sales of $14.4 million.  The increase in the undisbursed loan funds was primarily related to the addition of new warehouse facility loans coupled with a shorter time frames on outstanding loan balances.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:
	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Beginning balance gross loans	$739,254	$567,644
Loans originated:
Real estate loans:
Multi-family	18,402	2,018
Commercial non-owner occupied	41,479	3,600
One-to-four family	17,138	-
Business loans:
Commercial owner occupied (1)	22,509	1,363
Commercial and industrial	27,324	19,950
Warehouse facilities	119,750	44,750
SBA	3,764	4,004
Other loans	882	4,861
Total loans originated	251,248	80,546
Loans purchased:
Multi-family	3,690	3,075
Commercial non-owner occupied	58,541	39,963
Commercial owner occupied	11,786	67,359
Commercial and industrial	5,033	28,536
One-to-four family	4,437	28,987
Construction	198	5,592
Land	5,395	9,414
Other loans	2,255	21,995
Total loans purchased	91,335	204,921
Total loan production	342,583	285,467
Principal repayments	(134,783)	(70,358)
Sales of loans	(14,390)	(26,892)
Change in undisbursed loan funds, net	(71,304)	(17,790)
Charge-offs	(1,207)	(3,180)
Change in mark-to-market discounts from FDIC transactions	7,836	5,192
Transfer to other real estate owned	(3,151)	(4,207)
Net increase in gross loans	125,584	168,232
Ending balance gross loans	$864,838	$735,876

(1) Majority secured by real estate.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	September 30, 2012
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	856	$517,850	5.78%	2.13
Over 1 Year to 3 Years	47	45,618	5.88%	25.10
Over 3 Years to 5 Years	111	120,156	4.85%	54.51
Over 5 Years to 7 Years	25	24,931	5.04%	69.64
Over 7 Years to 10 Years	6	5,443	5.02%	106.07
Total adjustable	1,045	713,998	5.59%	15.62
Fixed	773	150,840	6.31%
Total	1,818	$864,838	5.72%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At September 30, 2012, loans delinquent 30 or more days as a percentage of total gross loans was 0.80%, up from 0.77% at December 31, 2011 but down from 1.46% at September 30, 2011.  The increase in the ratio in the first nine months of the current year was primarily a result of delinquent loans acquired in connection with the Palm Desert National Acquisition.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:
	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At September 30, 2012
Real estate loans:
Commercial non-owner occupied	1	$1,708	-	$-	2	$3,849	3	$5,557
One-to-four family	2	301	2	43	3	120	7	464
Land	1	229	-	-	-	-	1	229
Business loans:
Commercial owner occupied	1	327	-	-	-	-	1	327
Commercial and industrial	-	-	2	121	-	-	2	121
SBA	-	-	-	-	4	185	4	185
Total	5	$2,565	4	$164	9	$4,154	18	$6,883
Delinquent loans to total gross loans		0.30%		0.02%		0.48%		0.80%

At December 31, 2011
Real estate loans:
Commercial non-owner occupied	1	$434	-	$-	3	$1,244	4	$1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Business loans:
Commercial owner occupied	-	-	-	-	3	919	3	919
Commercial and industrial	1	12	-	-	4	1,057	5	1,069
SBA	1	49	1	113	8	665	10	827
Other	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At September 30, 2011
Real estate loans:
Commercial non-owner occupied	1	214	1	418	4	1,055	6	1,687
One-to-four family	6	615	3	320	6	1,018	15	1,953
Land	1	8	-	-	4	198	5	206
Business loans:
Commercial owner occupied	1	417	-	-	4	1,853	5	2,270
Commercial and industrial	5	1,898	2	158	6	1,983	13	4,039
SBA	-	-	2	41	5	562	7	603
Total	14	$3,152	8	$937	29	$6,669	51	$10,758
Delinquent loans to total gross loans		0.43%		0.13%		0.91%		1.46%

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

At September 30, 2012, our ALLL was $7.7 million, down from $8.5 million at both September 30, 2011 and at December 31, 2011.  Improved credit quality metrics and the recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL, which was balanced against the loan growth we experienced during the third quarter of 2012.  At September 30, 2012, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2012			December 31, 2011			September 30, 2011
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Real estate loans:
Multi-family	$2,097	1.21%	20.1%	$2,281	1.18%	26.2%	$3,113	1.47%	28.7%
Commercial non-owner occupied	2,036	0.78%	30.3%	1,287	0.78%	22.2%	1,418	0.86%	22.4%
One-to-four family	418	0.67%	7.3%	931	1.55%	8.1%	671	1.07%	8.5%
Construction	-	0.00%	0.0%	-	0.00%	0.0%	-	0.00%	0.0%
Land	-	0.00%	1.3%	39	0.61%	0.9%	-	0.00%	1.2%
Business loans:
Commercial owner occupied	1,151	0.78%	17.1%	1,119	0.73%	20.6%	1,211	0.74%	22.3%
Commercial and industrial	824	0.94%	10.2%	1,361	1.57%	11.7%	1,258	1.69%	10.1%
Warehouse facilities	1,046	0.93%	13.0%	1,347	2.00%	9.1%	721	1.69%	5.8%
SBA	66	1.39%	0.5%	80	1.69%	0.7%	97	1.99%	0.7%
Other Loans	20	0.91%	0.2%	77	2.27%	0.5%	33	1.49%	0.3%
Total	$7,658	0.89%	100.0%	$8,522	1.15%	100.0%	$8,522	1.16%	100.0%

The ALLL as a percent of nonaccrual loans was 121.9% at September 30, 2012, up from 91.1% at September 30, 2011, but down from 139.9% at December 31, 2011.  The decrease in ALLL as a percent of nonaccrual loans at September 30, 2012, compared to year-end 2011 was primarily due to a decrease in the allowance balance and to a lesser extent the addition of nonaccrual loans acquired from Palm Desert National.  At September 30, 2012, the ratio of ALLL to total gross loans was 0.89%, down from 1.16% at September 30, 2011 and 1.15% at December 31, 2011.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired from FDIC transactions to total gross loans was 1.53% at September 30, 2012, down from 2.04% at September 30, 2011 and 1.54% at December 31, 2011.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Balance, beginning of period	$7,658	$8,517	$8,522	$8,879
Provision for loan losses	145	1,322	145	2,728
Charge-offs:
Real estate:
Multi-family	-	(140)	-	(489)
Commercial non-owner occupied	-	(43)	(88)	(43)
One-to-four family	-	(664)	(305)	(1,080)
Land	(5)	(3)	(5)	(164)
Business loans:
Commercial owner occupied	(140)	-	(405)	(98)
Commercial and industrial	(79)	(395)	(270)	(1,082)
Warehouse facilities	-	-	-	-
SBA	(23)	(24)	(132)	(76)
Other loans	(1)	(68)	(2)	(148)
Total charge-offs	(248)	(1,337)	(1,207)	(3,180)
Recoveries :
Real estate:
Commercial non-owner occupied	2	-	2	-
One-to-four family	2	11	7	-
Construction	-	-	-	66
Business loans:
Commercial and industrial	-	1	2	1
SBA	85	5	162	17
Other loans	14	3	25	11
Total recoveries	103	20	198	95
Net loan charge-offs	(145)	(1,317)	(1,009)	(3,085)
Balance at end of period	$7,658	$8,522	$7,658	$8,522

Ratios:
Net charge-offs to average total loans, net	0.07%	0.77%	0.18%	0.61%
Allowance for loan losses to gross loans at end of period	0.89%	1.16%	0.89%	1.16%

Investment Securities

Investment securities available for sale totaled $114.3 million at September 30, 2012, up $6.5 million or 6.0% from September 30, 2011 but down $1.4 million or 1.2% from December 31, 2011.  During the first nine months of 2012, investment securities included purchases of $96.4 million, partially offset by sales of $85.9 million and principal payments of $13.0 million.  At September 30, 2012, the end of period yield on investment securities was 2.25%, down from 2.67% at September 30, 2011 and 2.59% at December 31, 2011.  At September 30, 2012, 47 of our 58 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value and a market value of $2.2 million.   Interest received from these securities is applied against their respective principal balances.  Our entire private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Municipal bonds	55,445	1,667	(15)	57,097
Mortgage-backed securities	56,351	1,121	(479)	56,993
Total securities available for sale	111,943	2,801	(494)	114,250
Stock:
FHLB stock	$10,172	-	-	10,172
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,191	-	-	12,191
Total securities	$124,134	$2,801	$(494)	$126,441

	December 31, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$15	$-	$162
Municipal bonds	23,354	788	(3)	24,139
Mortgage-backed securities	91,605	634	(895)	91,344
Total securities available for sale	115,106	1,437	(898)	115,645
Stock:
FHLB stock	10,456	-	-	10,456
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,475	-	-	12,475
Total securities	$127,581	$1,437	$(898)	$128,120

	September 30, 2011
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$17	$-	$164
Municipal bonds	23,378	651	-	24,029
Mortgage-backed securities	83,368	1,071	(871)	83,568
Total securities available for sale	106,893	1,739	(871)	107,761
Stock:
FHLB stock	10,963	-	-	10,963
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,982	-	-	12,982
Total securities	$119,875	$1,739	$(871)	$120,743

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:
	September 30, 2012
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$74	3.48%	$-	0.00%	$86	3.54%	$-	0.00%	$160	3.84%
Municipal bonds	-	0.00%	-	0.00%	4,411	2.29%	52,686	2.66%	57,097	2.71%
Mortgage-backed securities	-	0.00%	83	5.12%	3,976	1.47%	52,934	2.08%	56,993	2.06%
Total investment securities available for sale	74	3.48%	83	5.12%	8,473	1.92%	105,620	2.37%	114,250	2.39%
Stock:
FHLB	$10,172	0.00%	-	0.00%	-	0.00%	-	0.00%	10,172	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	12,191	0.99%	-	0.00%	-	0.00%	-	0.00%	12,191	0.99%
Total securities	$12,265	1.01%	$83	5.12%	$8,473	1.92%	$105,620	2.37%	$126,441	2.25%

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

During the quarter ended September 30, 2012, we incurred a net $36,000 OTTI charge against our private label MBS deemed to be impaired, compared to $170,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCI	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in AOCI
(dollars in thousands)
C	-	$-	$-	$-	-	$-	$-	$-
CC	-	-	-	-	-	-	-	-
CCC	-	-	-	-	-	-	-	-
D	4	633	36	81	6	137	170	104
Total	4	$633	$36	$81	6	$137	$170	$104

	Nine Months Ended				Nine Months Ended
	September 30, 2012				September 30, 2011
Rating	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCI	Number	Fair Value	OTTI credit loss	Non Credit Gain (Loss) in AOCI
(dollars in thousands)
BB	-	$-	$-	$-	1	$7	$7	$3
C	-	-	-	-	2	126	37	29
CC	-	-	-	-	2	449	82	(32)
CCC	-	-	-	-	6	152	91	(88)
D	8	633	118	179	8	141	321	(22)
Total	8	$633	$118	$179	19	$875	$538	$(110)

The largest OTTI credit loss for any single debt security was $28,000 for the three months ended September 30, 2012 and $127,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At September 30, 2012, nonperforming assets totaled $11.8 million or 1.08% of total assets, down from $12.2 million or 1.31% at September 30, 2011 and $7.3 million or 0.76% at December 31, 2011.  The increase since December 31, 2011 is primarily related to nonperforming assets acquired from Palm Desert National.  During the third quarter of 2012, nonperforming loans decreased $2.1 million to total $6.3 million and OREO decreased $3.8 million to total $5.5 million.  At September 30, 2012, nonperforming loans of $1.1 million and OREO of $3.6 million were associated with assets acquired from Palm Desert National.

The following table sets forth our composition of nonperforming assets at the dates indicated:
	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Nonperforming assets
Real estate:
Multi-family	$273	$293	$300
Commercial non-owner occupied	4,528	1,495	2,457
One-to-four family	578	323	1,018
Land	417	52	198
Business loans:
Commercial owner occupied	218	2,053	2,760
Commercial and industrial	-	1,177	1,983
SBA (1)	266	700	641
Total nonaccrual loans	6,280	6,093	9,357
Other real estate owned:
Multi-family	-	-	1,418
Commercial non-owner occupied	309	341	550
One-to-four family	179	212	113
Construction	-	-	132
Land	4,658	678	633
Commercial owner occupied	375	-	-
Total other real estate owned	5,521	1,231	2,846
Total nonperforming assets, net	$11,801	$7,324	$12,203

Allowance for loan losses	$7,658	$8,522	$8,522
Allowance for loan losses as a percent of total nonperforming loans	121.94%	139.87%	91.08%
Nonperforming loans as a percent of gross loans	0.73%	0.82%	1.27%
Nonperforming assets as a percent of total assets	1.08%	0.76%	1.31%

(1) The SBA totals include the guaranteed amount, which was $127,000 as of September 30, 2012, $311,000 as of December 31, 2011, and $124,000 as of September 30, 2011.

Liabilities and Stockholders’ Equity

Total liabilities were $989.5 million at September 30, 2012, compared to $843.9 million at September 30, 2011 and $874.4 million at December 31, 2011.  The increase from the year ended December 31, 2011 was predominately related to increases in deposits of $67.0 million primarily associated with deposits acquired from Palm Desert National and an increase in FHLB advances of $47.0 million.

Deposits.  Deposits totaled $895.9 million at September 30, 2012, up $98.5 million or 12.4% from September 30, 2011 and $67.0 million or 8.1% from December 31, 2011.  During the third quarter of 2012, deposits decreased $17.3 million or 1.9%.  During the third quarter of 2012, we eliminated nominal interest paid on approximately $60.7 million of transaction accounts and moved them into noninterest bearing accounts, which lowered our deposit costs by approximately one basis point.  Excluding the transfers of these accounts, the change in noninterest bearing and transaction accounts was essentially flat while certificates of deposits decreased by $17.1 million.  At September 30, 2012, we had no brokered deposits.  The total weighted average cost of deposits at September 30, 2012 decreased to 0.64%, from 0.94% at September 30, 2011 and from 0.89% at December 31, 2011.

At September 30, 2012, our gross loan to deposit ratio was 96.5%, up from 92.1% at September 30, 2011 and from 89.1% at December 31, 2011.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2012			December 31, 2011			September 30, 2011
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Noninterest bearing checking	$211,410	23.6%	0.00%	$112,313	13.5%	0.00%	$109,194	13.7%	0.00%
Interest bearing checking	11,684	1.3%	0.09%	63,620	7.7%	0.23%	64,332	8.1%	0.25%
Money market	174,375	19.5%	0.57%	132,509	16.0%	0.66%	123,511	15.5%	0.67%
Regular passbook	80,419	9.0%	0.25%	91,747	11.1%	0.50%	97,986	12.2%	0.50%
Total transaction accounts	477,888	53.4%	0.25%	400,189	48.3%	0.37%	395,023	49.5%	0.37%
Certificates of deposit accounts:
Less than 1.00%	127,497	14.2%	0.68%	87,191	10.5%	0.68%	76,847	9.6%	0.59%
1.00 - 1.99	271,717	30.3%	1.14%	263,241	31.8%	1.34%	237,654	29.8%	1.47%
2.00 - 2.99	15,840	1.8%	2.73%	73,744	8.8%	2.20%	82,776	10.4%	2.20%
3.00 - 3.99	1,283	0.1%	3.43%	1,464	0.2%	3.41%	1,444	0.2%	3.40%
4.00 - 4.99	672	0.1%	4.26%	1,380	0.2%	4.47%	1,415	0.2%	4.47%
5.00 and greater	973	0.1%	5.25%	1,668	0.2%	5.24%	2,219	0.3%	5.22%
Total certificates of deposit accounts	417,982	46.6%	1.08%	428,688	51.7%	1.39%	402,355	50.5%	1.49%
Total deposits	$895,870	100.0%	0.64%	$828,877	100.0%	0.89%	$797,378	100.0%	0.94%

Borrowings.  At September 30, 2012, total borrowings amounted to $85.8 million, up from $38.8 million at September 30, 2011 and December 31, 2011.  From year-end 2011, total borrowings increased $47.0 million related wholly to FHLB overnight advances taken out primarily to fund our loan growth.  Total borrowings at September 30, 2012 represented 7.9% of total assets and had a end of period weighted average cost of 1.64%, compared with 4.2% of total assets with a weighted average cost of 3.19% at September 30, 2011 and 4.0% of total assets with a weighted average cost of 3.23% at December 31, 2011.  At September 30, 2012, total borrowings were comprised of the following:

●	Three inverse putable reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $38.3 million of GSE MBS;

●	FHLB short term advances of $47.0 million with a rate of 0.32%; and

●
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 3.21%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 6 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$47,000	0.32%	$-	0.00%	$-	0.00%
Reverse repurchase agreements	$28,500	3.26%	$28,500	3.26%	$28,500	3.26%
Subordinated debentures	10,310	3.21%	10,310	3.15%	10,310	3.00%
Total borrowings	$85,810	1.64%	$38,810	3.23%	$38,810	3.19%

Weighted average cost of borrowings during the quarter	2.46%		3.24%		3.21%
Borrowings as a percent of total assets	7.9%		4.0%		4.2%

Stockholders’ Equity.  Total stockholders’ equity was $99.9 million as of September 30, 2012, up from $84.6 million at September 30, 2011 and $86.8 million at December 31, 2011.  The current year increase of $13.1 million was primarily related to net income of $12.0 million and an increase in accumulated other comprehensive gain of $1.0 million.

Our basic book value per share increased to $9.66 at September 30, 2012 from $8.39 at both September 30, 2011 and December 31, 2011, while our diluted book value per share increased to $9.53 at September 30, 2012 from $8.11 at September 30, 2011 and $8.34 at December 31, 2011.  At September 30, 2012, the Company’s tangible common equity to tangible assets ratio was 8.94%, up from 8.91% at September 30, 2011 and from 8.83% at December 31, 2011.

Tangible common equity to tangible assets (the "tangible common equity ratio") is a non-GAAP financial measure derived from GAAP-based amounts.  We calculate the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets.  We believe that this information is important to shareholders' as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30, 2012	December 31, 2011	September 30, 2011

Total shareholders' equity	$99,886	$86,777	$84,620
Less: Intangible assets	2,703	2,069	2,126
Tangible common equity	$97,183	$84,708	$82,494

Total assets	$1,089,336	$961,128	$928,502
Less: Intangible assets	2,703	2,069	2,126
Tangible assets	$1,086,633	$959,059	$926,376

Tangible common equity ratio	8.94%	8.83%	8.91%

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

Our primary sources of funds generated during the first nine months of 2012 were from:

●	Proceeds of $142.9 million from the sale and principal payments on loans held for investment;
●	Proceeds of $86.9 million from the sale or maturity of securities available for sale;
●	Net change of $71.3 million of undisbursed loan funds;
●	Proceeds of $47.0 million from FHLB advances;
●	Cash of $39.5 million acquired from the Palm Desert National; and
●	Principal payments of $13.0 million from securities available for sale.

We used these funds to:

●	Purchase and originate loans held for investment of $267.8 million;
●	Purchase securities available for sale of $96.4 million; and
●	Absorb deposit outflows of $48.6 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At September 30, 2012, cash and cash equivalents totaled $58.2 million and the market value of our investment securities available for sale totaled $114.3 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of September 30, 2012, the maximum amount we could borrow through the FHLB was $447.2 million, of which $211.7 million was available for borrowing based on collateral pledged of $362.8 million in real estate loans.  At September 30, 2012, we had unsecured lines of credit aggregating $67.8 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $8.8 million with the Federal Reserve Bank.  At September 30, 2012, no funds were drawn against these unsecured lines of credit.  For the quarter ended September 30, 2012, our average liquidity ratio was 13.92%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2012 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawalable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At September 30, 2012, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors has authorized stock repurchase plans, which allow the Corporation to proactively manage its capital position and return excess capital to it stockholders.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  No shares were repurchased under our stock repurchase plans during the three months ended September 30, 2012.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2012
	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$47,000	$-	$-	$-	$47,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	263,533	151,130	2,533	786	417,982
Operating leases	1,048	4,373	4,053	6,705	16,179
Total contractual cash obligations	$311,581	$155,503	$6,586	$46,301	$519,971

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of September 30, 2012, we had commitments to extend credit on existing lines and letters of credit of $151.1 million, compared to $62.0 million at September 30, 2011 and $73.1 million at December 31, 2011.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:
	September 30, 2012
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$119	$1,459	$3,218	$4,796
Commercial and industrial	46,302	6,803	392	891	54,388
Warehouse facilities	-	-	-	89,260	89,260
Standby letters of credit	2,364	395	-	304	3,063
All other	183	68	36	263	550
Total commitments	$48,849	$7,385	$1,887	$93,936	$152,057

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At September 30, 2012, the Corporation and the Bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Tier-1 Capital to Adjusted Tangible Assets		Tier-1 Risk-Based Capital to Risk-Weighted Assets		Total Capital to Risk-Weighted Assets
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2012
Bank:
Regulatory capital	$99,876	9.48%	$99,876	11.04%	$107,534	11.88%
Adequately capitalized requirement	42,153	4.00%	36,195	4.00%	72,390	8.00%
Well capitalized under prompt corrective action provision	52,692	5.00%	54,292	6.00%	90,487	10.00%
Consolidated:
Regulatory capital	100,881	9.58%	100,881	11.09%	108,539	11.93%
Adequately capitalized requirement	42,125	4.00%	36,386	4.00%	72,771	8.00%

At December 31, 2011

Bank:
Regulatory capital	$88,793	9.44%	$88,793	11.68%	$97,378	12.81%
Adequately capitalized requirement	37,640	4.00%	30,408	4.00%	60,815	8.00%
Well capitalized under prompt corrective action provision	47,050	5.00%	45,611	6.00%	76,019	10.00%
Consolidated:
Regulatory capital	89,396	9.50%	89,396	11.69%	97,918	12.80%
Adequately capitalized requirement	37,630	4.00%	30,590	4.00%	61,180	8.00%

At September 30, 2011

Bank:
Regulatory capital	$85,881	9.29%	$85,881	11.57%	$94,403	12.71%
Adequately capitalized requirement	36,995	4.00%	29,702	4.00%	59,404	8.00%
Well capitalized under prompt corrective action provision	46,244	5.00%	44,553	6.00%	74,256	10.00%
Consolidated:
Regulatory capital	86,411	9.35%	86,411	11.56%	94,933	12.71%
Adequately capitalized requirement	36,967	4.00%	29,902	4.00%	59,803	8.00%

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

The U.S. federal banking regulatory agencies have not yet finalized rules implementing the framework of Basel III.  There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.  We will continue to monitor the 2012 Proposed Rules and the implementation of a final rule by the regulatory agencies.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As reported in our Current Report on Form 8-K filed with the SEC on June 25, 2012, the board of directors of the Corporation approved a second stock repurchase program, pursuant to which the Corporation’s management is authorized to repurchase up to 1,000,000 shares, or 9.7%, of the 10,349,434 outstanding shares of the Corporation’s common stock as of September 30, 2012.  The stock repurchase program may be limited or terminated at any time without prior notice.  Under the stock repurchase program, shares of the Corporation’s common stock may be repurchased by the Corporation from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations.  The extent to which the Corporation repurchases its shares, if any, and the timing of any such repurchases will depend upon market conditions and other considerations as may be considered in the Corporation’s sole discretion.  No shares of the Corporation’s common stock were repurchased under a stock repurchase program during the three months ended September 30, 2012.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2	Agreement and Plan of Reorganization, dated October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank (1)
Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 31, 2012 (2)
Exhibit 3.2	Amended and Restated Bylaws of the Company, effective as of May 31, 2012 (2)
Exhibit 10.1	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (2)
Exhibit 10.2	Form of Incentive Stock Option Award Agreement (2)
Exhibit 10.3	Form of Non-Qualified Stock Option Award Agreement (2)
Exhibit 10.4	Form of Restricted Stock Award Agreement (2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (3)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (3)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (3)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 15, 2012.

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

PACIFIC PREMIER BANCORP, INC.,

November 8, 2012	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

November 8, 2012	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2	Agreement and Plan of Reorganization, dated October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank (1)
Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 31, 2012 (2)
Exhibit 3.2	Amended and Restated Bylaws of the Company, effective as of May 31, 2012 (2)
Exhibit 10.1	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (2)
Exhibit 10.2	Form of Incentive Stock Option Award Agreement (2)
Exhibit 10.3	Form of Non-Qualified Stock Option Award Agreement (2)
Exhibit 10.4	Form of Restricted Stock Award Agreement (2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (3)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (3)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (3)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on October 15, 2012.

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