Form 10-K
period 2012-12-31
PACIFIC PREMIER BANCORP INC
filed 2013-03-14
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  to  .

Commission File No.: 0-22193

(Exact name of registrant as specified in its charter)

Delaware                                                                33-0743196
(State of Incorporation)                        (I.R.S. Employer Identification No)

17901 Von Karman Avenue. Suite 1200, Irvine, California 92614
(Address of Principal Executive Offices and Zip Code)
Registrant’s telephone number, including area code: (949) 864-8000

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

Large accelerated filer	[ ]		Accelerated filer	[ X ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $83,637,616 and was based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2012, the last business day of the most recently completed second fiscal quarter.

As of March 14, 2013, the Registrant had 14,158,314 shares outstanding.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we”, “us”, “our”, “Pacific Premier” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary.  All references to ‘‘Bank’’ refer to Pacific Premier Bank.  All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

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

·
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), the Financial Accounting Standards Board or other accounting standards setters;

·	Possible other-than-temporary impairments (“OTTI”) of securities held by us;

·	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”);

·	Changes in consumer spending, borrowing and savings habits;

·	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

·	Ability to attract deposits and other sources of liquidity;

·	Changes in the financial performance and/or condition of our borrowers;

·	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

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

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and registered as a banking holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), for Pacific Premier Bank, a California state-chartered commercial bank.  The Bank is subject to examination and regulation by the Federal Reserve, the California Department of Financial Institutions (the “DFI”), and by the Federal Deposit Insurance Corporation (the “FDIC”).

We conduct business throughout Southern California from our ten locations in the counties of Los Angeles, Orange, Riverside and San Bernardino.  We operate depository branches in the cities of Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert, Palm Springs, San Bernardino and Seal Beach, California.  Our corporate headquarters are located in Irvine, California.

We provide banking services within our targeted markets in Southern California to businesses and consumers in the communities we serve.  Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a wide array of loan products, such as commercial business loans, lines of credit, commercial real estate loans, U.S. Small Business Administration (“SBA”) loans, residential home loans, home equity lines of credit and consumer loans.  At December 31, 2012, we had consolidated total assets of $1.2 billion, net loans of $977.9 million, total deposits of $904.8 million, and consolidated total stockholders’ equity of $134.5 million.  At December 31, 2012, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Recent Developments

Pacific Premier Bancorp, Inc. and San Diego Trust Bank

On March 6, 2013, the Company announced that it had entered into a definitive agreement to acquire San Diego Trust Bank (OTCBB: SDBK), a San Diego, California, based state-chartered bank with $242.0 million in total assets and $187.9 million in total deposits at December 31, 2012.  This transaction will expand Pacific Premier’s banking footprint into San Diego County and is expected to further improve Pacific Premier’s deposit mix. At the time the definitive agreement was entered into, the acquisition of San Diego Trust Bank was valued at approximately $30.6 million.  San Diego Trust Bank shareholders will have a choice between electing to receive $13.41 per share in cash or 1.114x shares of PPBI common stock for each share of San Diego Trust Bank or a combination thereof, subject to the overall requirement that 50% of the consideration will be in the form of cash and 50% will be in the form of PPBI stock. The number of shares of Pacific Premier common stock to be issued to San Diego Trust Bank shareholders is based on a fixed exchange ratio provided that Pacific Premier’s stock price remains between $10.83 and $13.24 as measured by the 10-day average closing price immediately prior to closing of the transaction. The value of the stock portion of consideration will fluctuate based on the value of PPBI common stock. The transaction is expected to close late in the second quarter of 2013 or in the third quarter of 2013, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of San Diego Trust Bank shareholders.

Pacific Premier Bancorp, Inc. and First Associations Bank

On October 15, 2012, the Company announced that it had entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire First Associations, a Texas-chartered bank (“FAB”). FAB is a specialized bank headquartered in Dallas, Texas, that focuses exclusively on serving homeowners associations (“HOAs”) and HOA management companies nationwide.  At September 30, 2012, FAB had $356.2 million in total assets and $305.5 million in total deposits.  If the acquisition of FAB is consummated, it will provide the Bank with a valuable source of low-cost core deposits that are expected to strengthen the Bank’s existing deposit base and lower its overall funding cost. On the date of the Merger Agreement, the transaction was valued at $53.7 million, which includes approximately $50.2 million in deal consideration for FAB shareholders and approximately $3.5 million in cash consideration for FAB option holders and FAB warrant holders.  The $50.2 million of deal consideration for FAB shareholders includes $37.6 million in cash consideration, which is subject to adjustment, and 1,279,228 shares of Company common stock to be issued to FAB shareholders, which shares had a value of approximately $12.5 million based on the Company’s five-day average closing price immediately prior to announcement of the transaction. The transaction is expected to close late in the first quarter of 2013, subject to satisfaction of the closing conditions described in the Merger Agreement and other customary closing conditions.

Palm Desert National Bank

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the FDIC as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition. The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert national Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million and certain liabilities with a fair value of approximately $118.0 million. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB Accounting Standards Codification (“ASC”)Topic 820: Fair Value Measurements and Disclosures.

Canyon National Bank

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank (“Canyon National”) from the FDIC as receiver for Canyon National (the “Canyon National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011.  The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition. The Bank did not enter into any loss sharing agreements with the FDIC in connection with the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, and liabilities with a fair value of approximately $206.6 million.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

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

Expansion through Acquisitions. Many banks have been negatively impacted by the economic environment, which we expect will lead to the continued consolidation and elimination of certain competitors. We intend to take advantage of this opportunity by pursuing additional acquisitions of open banks, FDIC-assisted transactions and the acquisition of non-depository asset generating and fee income producing businesses. Management has a proven track record of analyzing, executing upon, and integrating acquisitions, and we expect to continue to leverage this ability.

Expansion through Organic Growth.  We believe that profitable businesses are not having their needs met either from a service level or credit availability basis from their current bank. Thus over the years we have developed a high performing sales culture resulting in effective cold calling by our business bankers. Management diligently monitors the quantity and quality of calls, while senior commercial bankers are utilized to train and assist with closing of new relationships. Our business bankers are focused on developing long term relationships with business owners, professionals, entrepreneurs, and non-profit organizations through consistent and frequent contact.  Additionally, our bankers are actively involved in community organizations and events, thus building and capitalizing on the Bank’s reputation within the local communities we serve.

Diversifying our Deposit and Loan Portfolios.  We believe franchise value is created through growth in low cost transaction accounts, principally business and consumer checking accounts.  Customers that utilize checking accounts and the Banks other related products and services often become our most valuable relationships due to our ability to reduce interest costs associated with these customer accounts and in turn, generate greater fee income.  We also believe it is important to diversify our loan portfolio in order to manage credit risks and to meet the financial services needs of our expanding client base. As part of our commercial banking platform, we have increased the amount of owner-occupied commercial real estate (“CRE”) loans, commercial and industrial (“C&I”) loans, Small Business Administration (“SBA”) loans and warehouse lending relationships within the portfolio. We will seek to add additional products to diversify the loan portfolio and add fee income while developing complementary product lines and services that further our primary goal.

Enterprise Risk Management.  Management is committed to Enterprise Risk Management (“ERM”) program to help ensure Bank-wide risks are being well managed. As the Bank grows and introduces new business lines and product offerings, both its level of complexity and overall risk increases. Risk is the potential that events, expected or unanticipated, may have an adverse effect on the Bank’s earnings, capital, or franchise value. As such, the Bank will develop and maintain an enterprise-wide ERM program to help it manage the risks that are inherent to the Bank’s operations.

Proactive Asset Management and Sound Credit Quality.  Our conservative credit and risk management culture has resulted in relatively low levels of nonperforming loans and an overall high credit quality within the loan portfolio as compared to our peer banks (California banks with between $1 billion and $3 billion in total assets.)  Our portfolio management strategies involve the early identification of loan weakness, aggressive collection techniques, loss mitigation through loan sales and/or working with third parties to refinance the credit.  We will continue to monitor economic trends and conditions that could positively or negatively impact our business.  We seek to take advantage of these trends by entering or exiting certain lines of business or offering or eliminating various loan product types, as evidenced by our decision to curtail our multi-family and commercial non-owner occupied real estate lending.  We will continue to monitor our risk management practices relative to changes in our local economy that impact our business.

Financial Management.  We actively manage the Company’s liquidity and capital resources in order to achieve an optimal level of capital and a high quality, diversified loan portfolio that is funded through a stable, low cost core deposit base. Liquidity and interest rate risk are structured in conjunction with our capital, assets and liabilities with the goal of achieving optimal earnings throughout the business cycle.

    Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California  92614 and our telephone number is (949) 864-8000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 1998 to present that have been filed with the SEC, are available free of charge on our Internet website.  Also on our website are our Code of Ethics, Insider Trading and Beneficial Ownership forms, and Corporate Governance Guidelines.  The information contained in our website, or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Lending Activities

General.  In 2012, we maintained our commitment to a high level of credit quality in our lending activities.
We also diversified our loan portfolio during the prior fiscal year by, among other things, significantly increasing the origination of warehouse repurchase facilities to qualified mortgage bankers operating principally in California.  We continue to focus our efforts on meeting the financial needs of qualified individuals and local businesses.  To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2012, we made or purchased loans to borrowers secured by real property and business assets located principally in Southern California, our market area.  We also began to make loans, primarily U.S. Small Business Administration guaranteed loans, throughout the 12th Federal Reserve District and in the state of Texas.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  We maintain an internal lending limit below our $35.4 million legal lending limit for secured loans and $21.2 million for unsecured loans as of December 31, 2012.  During 2012, we originated or purchased $193.7 million of warehouse facilities, $117.9 million of commercial non-owner occupied real estate loans, $58.8 million of single family real estate loans, $47.2 million of C&I loans, $39.3 million of owner occupied commercial real estate loans, $28.5 million of multi-family real estate loans, $8.6 million of SBA loans, $5.4 million of land loans and $4.3 million of construction and other loans.  At December 31, 2012, we had $986.2 million in total gross loans outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2012, C&I loans totaled $115.4 million, constituting 11.7% of our gross loans, and we had additional commitments to extend credit on C&I loans of $37.9 million.

Commercial Owner Occupied Business Lending.  We originate and purchase loans secured by commercial owner occupied real estate, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in Southern California.  We also make loans secured by special purpose properties, such as gas stations.  Pursuant to our underwriting policies, commercial owner occupied real estate loans may be made in amounts of up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  Loans are generally made for terms up to 30 years with amortization periods up to 30 years.  At December 31, 2012, we had $150.9 million of commercial owner occupied real estate secured loans, constituting 15.3% of our gross loans.

SBA Lending.  The Company is approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords the Company a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans under the SBA’s 7(a), Express, Patriot Express and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2012, we had $6.9 million of SBA loans, constituting 0.7% of our gross loans.

Warehouse Repurchase Facilities.  We originate warehouse repurchase facilities to qualified mortgage bankers operating principally in California.  These facilities provide short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sells us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrite and monitor the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchase only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after thorough due diligence including sophisticated fraud checks.  At December 31, 2012, warehouse loans totaled $195.8 million constituting 19.9% of our gross loans, and had additional commitments to extend credit of $72.2 million.

Commercial Non-Owner Occupied Real Estate Lending. We originate and purchase loans that are secured by commercial real estate, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties that are not occupied by the borrower and are located predominantly in Southern California.  We also make loans secured by special purpose properties, such as hotels.  Pursuant to our underwriting practices,, commercial non-owner occupied real estate loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms up to 30 years with amortization periods up to 30 years.  At December 31, 2012, we had $253.4 million of commercial non-owner occupied real estate secured loans, constituting 25.6% of our gross loans.

Multi-family Real Estate Lending.  Although we were not an active multi-family lender in 2012, on occasion, we originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in Southern California.  Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  As part of our desired strategy to diversify the loan portfolio, we substantially reduced the origination of multi-family real estate loans beginning in late 2007.  Historically, we have managed our concentration in multi-family real estate loans by selling excess loan production.  However, in recent periods, the level of loan sales has decreased significantly due to dislocations in the credit markets.  Multi-family loan sales remain a strategic option for us.  At December 31, 2012, we had $156.4 million of multi-family real estate secured loans, constituting 15.9% of our gross loans.

One-to-Four Family Real Estate Lending.  We participate in single family lending on occasion, mainly through purchases, to diversify our portfolio; and, in keeping with the Company’s strategy of offering a full complement of loan products to customers, we have occasionally funded home loans to banking customers.  When we do originate or purchase loans we do not engage in Alt-A or subprime lending.  The Company’s portfolio of one-to-four family loans at December 31, 2012 totaled $97.4 million, constituting 9.9% of our gross loans, of which $88.3 million consists of loans secured by first liens on real estate and $9.1 million, consists of loans secured by second or junior liens on real estate.

Other Loans.  We originate other consumer loan products, generally for banking customers only, which consist primarily of savings account loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2012, we had $1.2 million in other loans that represented 0.1% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans, as well as the deposit balances the borrower maintains with us.  Adjustable rate C&I and SBA loans are typically priced based on a margin over the Prime rate, while warehouse repurchase facilities are priced over the London Inter-Bank Offered Rate (“LIBOR”).  Commercial real estate loans are typically 3, 5, 7 or 10-year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  Many of the C&I loans and substantially all of the non-owner occupied real estate loans originated by the Company in 2012 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all of our non-owner occupied commercial real estate loans also include prepayment penalties.

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

In our warehouse repurchase facilities, performance is generally driven by the routine operation of the secondary market for one-to-four family mortgage loans.  Primary risks include:

·	The financial and operational health of the GSE agencies (FNMA and FHLMC);
·	The ongoing commitment of U.S. Government agencies (FHA, VA and USDA) to the one-to-four family mortgage market;
·	Major interest rate shocks; and
·	Widespread loan fraud on the part of one of our counterparties.

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices.  See “Lending Activities - Underwriting and Approval Authority for Our Loans” immediately below.  We will not extend credit to any one borrower that is in excess of regulatory limits.

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must be consistent with our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  For C&I and SBA loans, underwriting considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  For loans secured by real estate, underwriting considerations include property appraised value, loan-to-value ratios, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income and use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth, and operating experience.  We do not offer loans on a limited- or no-documentation basis unless fully secured by cash collateral.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise generally originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2012, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

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

Subject to the above standards, our board of directors delegates authority and responsibility to management for loan approvals.  The Management Loan Committee is comprised of our President/Chief Executive Officer, Chief Credit Officer, Chief Banking Officer, and 1st Vice President Senior Credit Manager.  Our Vice President Senior Commercial Underwriters serve as secondary approval signers.  Depending upon the loan amount and nature of collateral, loans require either two or three approval signatures, with at least one such signature coming from a Credit Committee member.  Real-estate secured loans above $5 million and business loans not fully secured by real estate above $2 million require approval from the President/Chief Executive Officer.

Portfolio Management and Loan Servicing.  Portfolio management and loan servicing activities are centralized at our corporate headquarters.  Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation.  Following the funding of an approved loan, the data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments.  Loan servicing activities include (i) collecting and remitting loan payments, (ii) accounting for principal and interest and other collections and expenses, and (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums.

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

Loan Portfolio Composition.  At December 31, 2012, our net loans receivable held for investment totaled $974.2 million and our loans receivable held for sale totaled $3.7 million.  The types of loans that the Company may originate are subject to federal and state law.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:
	At December 31,
	2012			2011			2010
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$156,424	15.9%	5.8%	$193,830	26.2%	6.0%	$243,584	42.9%	6.2%
Commercial non-owner occupied	253,409	25.6%	5.7%	164,341	22.2%	6.6%	130,525	22.9%	6.7%
One-to-four family (1)	97,463	9.9%	4.7%	60,027	8.1%	5.1%	20,318	3.6%	5.4%
Land	8,774	0.9%	4.9%	6,438	0.9%	5.8%	-	0.0%	0.0%
Business loans:
Commercial owner occupied (2)	150,934	15.3%	6.1%	152,299	20.6%	6.6%	113,025	20.0%	6.6%
Commercial and industrial	115,354	11.7%	5.3%	86,684	11.7%	5.8%	42,077	7.5%	6.3%
Warehouse facilities	195,761	19.9%	4.8%	67,518	9.1%	5.4%	12,610	2.2%	6.1%
SBA	6,882	0.7%	6.0%	4,727	0.7%	6.0%	4,088	0.7%	5.9%
Other loans	1,193	0.1%	6.2%	3,390	0.5%	7.6%	1,417	0.2%	4.5%
Total gross loans	986,194	100.0%	5.4%	739,254	100.0%	6.1%	567,644	100.0%	6.4%
Less loans held for sale	3,681			-			-
Total gross loans held for investment	982,513			739,254			567,644
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	(306)			(665)			(3,227)
Allowance for loan losses	(7,994)			(8,522)			(8,879)
Loans held for investment, net	$974,213			$730,067			$555,538

	2009			2008
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Real estate loans:
Multi-family	$278,744	48.4%	6.2%	$287,592	45.7%	6.3%
Commercial non-owner occupied	149,577	26.0%	6.8%	163,428	26.0%	7.0%
One-to-four family (1)	8,491	1.5%	8.3%	9,925	1.6%	8.8%
Construction	-	0.0%	0.0%	2,733	0.4%	8.0%
Land	-	0.0%	0.0%	2,550	0.4%	9.5%
Business loans:
Commercial owner occupied (2)	103,019	17.9%	7.1%	112,406	17.9%	7.1%
Commercial and industrial	31,109	5.4%	7.0%	43,235	6.9%	6.8%
Warehouse facilities	-	0.0%	0.0%	-	0.0%	0.0%
SBA	3,337	0.5%	5.7%	4,942	0.8%	6.3%
Other loans	1,991	0.3%	1.3%	1,956	0.3%	2.3%
Total gross loans	576,268	100.0%	6.6%	628,767	100.0%	6.7%
Less loans held for sale	-			668
Total gross loans held for investment	576,268			628,099
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	(779)			252
Allowance for loan losses	(8,905)			(5,881)
Loans held for investment, net	$566,584			$622,470

(1) Includes second trust deeds.
(2) Secured by real estate.

Loan Portfolio Characteristics. In general, the Company does not require regular updates of collateral valuations for non-homogeneous loans that are not classified as potential problem or problem loans. However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as potential problem loans at least every twenty-four months. Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss (“ALLL”) policy. Market values may be substantiated by obtaining an appraisal or an appropriate evaluation by the Company’s Chief Appraiser. At December 31, 2012, 13% of multi-family, 32% of commercial non-owner occupied and 30% of commercial owner occupied loans had current updated collateral valuations within the last twenty-four months.

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

	At December 31, 2012
	Average
	Loan Size	Seasoning (months)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Real estate loans:
Multi-family	$954	65	66%	1.27
Commercial non-owner occupied	1,128	54	58%	1.55
One-to-four family	255	28	56%	N/A
Land	439	64	134%	N/A
Business loans:
Commercial owner occupied	671	59	63%	N/A
Commercial and industrial	328	36	N/A	N/A
Warehouse facilities	15,303	14	N/A	N/A
SBA	209	11	N/A	N/A
Other loans	10	27	N/A	N/A

Loan Maturity.  For our commercial real estate and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential payoff issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2012, we had $75.8 million or 7.7% of total gross loans held for investment that were due to mature in one year or less, primarily in our C&I loan category totaling of $64.7 million.

The following table does not reflect prepayment assumptions, but rather shows the contractual maturity of the Company's loans at the date indicated:
	At December 31, 2012
	Multi- Family	Commerical Non Owner Occupied	One-to-Four Family	Land	Commercial Owner Occupied	Commercial and Industrial	Warehouse	SBA	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$-	$1,335	$1,429	$2,485	$5,391	$64,653	$-	$32	$457	$75,782
More than one year to three years	1,377	39,441	1,937	2,818	8,554	18,830	-	39	22	73,018
More than three years to five years	3,398	45,181	6,335	2,783	27,912	7,378	-	251	144	93,382
More than five years to 10 years	4,711	63,387	2,749	514	29,177	16,409	-	1,679	-	118,626
More than 10 years to 20 years	3,680	38,193	9,687	174	33,611	5,465	-	-	439	91,249
More than 20 years	143,258	65,872	75,326	-	46,289	2,619	195,761	4,881	131	534,137
Total gross loans	156,424	253,409	97,463	8,774	150,934	115,354	195,761	6,882	1,193	986,194
Plus (less) for
Deferred loan origination (fees) costs	(48)	(79)	(30)	(3)	(47)	(36)	(61)	(2)	-	(306)
Allowance for loan losses (allocated)	(1,145)	(1,459)	(862)	(31)	(1,512)	(1,310)	(1,544)	(79)	(52)	(7,994)
Total loans, net	155,231	251,871	96,571	8,740	149,375	114,008	194,156	6,801	1,141	977,894
Loans held for sale, net	-	-	3,681	-	-	-	-	-	-	3,681
Loans held for investment, net	$155,231	$251,871	$92,890	$8,740	$149,375	$114,008	$194,156	$6,801	$1,141	$974,213

    The following table sets forth at December 31, 2012 the dollar amount of gross loans receivable contractually due after December 31, 2013 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2012
	Loans Due After December 31, 2013
	Fixed	Adjustable	Total
	(in thousands)
Real estate loans:
Multi-family	$757	$155,667	$156,424
Commercial non-owner occupied	42,744	209,330	252,074
One-to-four family	18,210	77,824	96,034
Land	2,216	4,073	6,289
Business loans:
Commercial owner occupied	54,504	91,039	145,543
Commercial and industrial	9,544	41,157	50,701
Warehouse facilities	-	195,761	195,761
SBA	1,764	5,086	6,850
Other loans	702	34	736
Total gross loans	$130,441	$779,971	$910,412

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)

Beginning balance of gross loans	$739,254	$567,644	$576,268	$628,767	$626,692
Loans originated:
Real estate loans:
Multi-family	24,822	4,318	-	494	34,166
Commercial non-owner occupied	55,347	18,140	-	-	33,058
One-to-four family	20,197	6,085	-	200	250
Business loans:
Commercial owner occupied	27,549	1,838	600	365	5,375
Commercial and industrial	42,152	33,209	28,030	4,249	17,512
Warehouse facilities	193,668	62,750	35,500	-	-
SBA	8,639	4,309	2,322	1,150	907
Other loans	1,772	65	5,183	958	1,215
Total loans originated	374,146	130,714	71,635	7,416	92,483
Loans purchased:
Multi-family	3,690	3,075	-	4,051	4,577
Commercial non-owner occupied	62,601	39,963	2,579	-	9,305
Commercial owner occupied	11,786	67,359	26,380	-	53,710
Commercial and industrial	5,033	28,536	745	-	-
One-to-four family	38,588	28,987	-	-	-
Construction	198	5,592	-	-	-
Land	5,395	9,414	-	-	-
Other loans	2,256	21,995	9,884	-	-
Total loans purchased	129,547	204,921	39,588	4,051	67,592
Total loan production	503,693	335,635	111,223	11,467	160,075
Total	1,242,947	903,279	687,491	640,234	786,767
Plus (less) for:
Principal repayments	(184,580)	(100,671)	(61,983)	(56,808)	(161,352)
Change in Canyon National mark-to-market discount	1,862	3,233	-	-	-
Change in Palm Dessert National mark-to-market discount	6,651
Change in undisbursed loan funds	(47,803)	(15,377)	(21,984)	4,701	10,854
Sales of loans	(28,217)	(42,201)	(29,977)	(2,515)	(6,235)
Charge-offs	(1,515)	(4,014)	(2,339)	(4,811)	(1,174)
Transfer to other real estate owned	(3,151)	(4,995)	(3,564)	(4,533)	(93)
Total gross loans	986,194	739,254	567,644	576,268	628,767
Less ending balance loans held for sale, gross	3,681	-	-	-	668
Ending balance loans held for investment, gross	$982,513	$739,254	$567,644	$576,268	$628,099

(1) Gross loans includes loans held for investment and loans held for sale.
(2) Includes second trust deeds.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2012, loans delinquent 60 or more days as a percentage of total gross loans was 0.08%, down from 0.68% at year-end 2011.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2012
Real estate loans:
One-to-four family	2	$101	-	$-	2	$79	4	180
Business loans:
Commercial owner occupied	-	-	1	245	-	-	1	245
Commercial and industrial	-	-	1	58	1	218	2	276
SBA	-	-	-	-	4	185	4	185
Other	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At December 31, 2011
Real estate loans:
Multi-family	-	$-	-	$-	-	$-	-	-
Commercial non-owner occupied	1	434	-	-	3	1,244	4	1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Business loans:
Commercial owner occupied	-	-	-	-	3	919	3	919
Commercial and industrial	1	12	-	-	4	1,057	5	1,069
SBA	1	49	1	113	8	665	10	827
Other	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At December 31, 2010
Real estate loans:
Multi-family	-	$-	-	$-	-	$-	-	-
Commercial non-owner occupied	2	617	-	-	-	-	2	617
One-to-four family	3	402	1	17	1	20	5	439
Business loans:
Commercial owner occupied	1	184	-	-	3	2,225	4	2,409
SBA	-	-	-	-	7	846	7	846
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At December 31, 2009
Real estate loans:
Multi-family	1	$3,150	-	$-	3	$2,073	4	$5,223
Commercial non-owner occupied	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	44	-	-	4	97	7	141
Business loans:
Commercial owner occupied	-	-	-	-	2	996	2	996
SBA	1	69	1	52	3	463	5	584
Other	1	18	-	-	-	-	1	18
Total	7	$3,975	1	$52	13	$5,480	21	$9,507
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

At December 31, 2008
Real estate loans:
Multi-family	-	$-	-	$-	1	$350	1	$350
Commercial non-owner occupied	1	1,062	1	317	1	638	3	2,017
One-to-four family	4	129	2	32	8	637	14	798
Land	-	-	-	-	1	2,550	1	2,550
Business loans:
SBA	1	216	-	-	2	127	3	343
Total	6	$1,407	3	$349	13	$4,302	22	$6,058
Delinquent loans to total gross loans		0.22%		0.06%		0.68%		0.96%

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

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk categories.  We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time.  Currently, we designate our assets into a category of “Pass”, “Special Mention”, “Substandard”, “Doubtful” or “Loss.”  A brief description of these classifications follows:

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

·
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

The Company’s CIRC reviews the Portfolio Management Department’s recommendations for classifying our assets monthly and reports the results of our review to the board of directors.  At December 31, 2012, we had $35.2 million of assets classified as substandard, compared to $23.6 million at December 31, 2011.  The increase primarily consists of $10.6 million of loans and $1.0 million of OREO.

The following tables set forth information concerning substandard assets at the dates indicated:

	At December 31, 2012
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$1,838	3	$-	-	$--	--	$1,838	3
Commercial non-owner occupied	12,137	14	-	-	--	--	12,137	14
One-to-four family	1,402	13	-	-	--	--	1,402	13
Land	12	1	2,258	4	--	--	2,270	5
Business loans:
Commercial owner occupied	11,930	26	-	-	--	--	11,930	26
Commercial and industrial	3,367	16	-	-	--	--	3,367	16
SBA	63	6	-	-	--	--	63	6
Other	16	1	-	-	--	--	16	1
Securities	--	--	--	--	2,210	47	2,210	47
Total substandard assets	$30,765	80	$2,258	4	$2,210	47	$35,233	131

	At December 31, 2011
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Real estate loans:
Multi-family	$4,067	5	$-	-	$--	--	$4,067	5
Commercial non-owner occupied	3,614	8	341	1	--	--	3,955	9
One-to-four family	2,342	13	212	2	--	--	2,554	15
Land	52	1	678	4	--	--	730	5
Business loans:
Commercial owner occupied	7,635	17	-	-	--	--	7,635	17
Commercial and industrial	2,197	13	-	-	--	--	2,197	13
SBA	179	13	-	-	--	--	179	13
Other	38	1	-	-	--	--	38	1
Securities	--	--	--	--	2,229	53	2,229	53
Total substandard assets	$20,124	71	$1,231	7	$2,229	53	$23,584	131
In determining the ALLL, we evaluate loan credit losses on an individual basis in accordance with FASB ASC 310, Accounting by Creditors for Impairment of a Loan, and on a collective basis based on FASB ASC 450, Accounting for Contingencies.  For loans evaluated on an individual basis, we analyze the borrower’s creditworthiness, cash flows and financial status, and the condition and estimated value of the collateral.  Loans evaluated individually that are deemed to be impaired are separated from our collective credit loss analysis.

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using our trailing twenty-four month and annualized trailing six-month actual charge-off data for all loan types except (1) loans fully secured by cash deposits, the guaranteed portion of SBA loans and FHA/VA guaranteed 1st trust deed loans, for which there is no loss exposure, (2) certain loan segments for which we have no recent loss experience and for which we rely on charge-off data for all FDIC insured commercial banks and savings institutions based in California, and (3) negative deposit accounts.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

The factor adjustments for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the CIRC on a quarterly basis.

The ALLL factors are reviewed for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  Given the above evaluations, the amount of the ALLL is based upon the total loans evaluated individually and collectively.

As of December 31, 2012, the ALLL totaled $8.0 million, down $528,000 from December 31, 2011 and $885,000 from December 31, 2010.  At December 31, 2012, the ALLL as a percent of nonperforming loans was 362.4%, compared with 139.9% at December 31, 2011 and 270.9% at December 31, 2010.  At December 31, 2012, the ALLL as a percent of gross loans was .81%, down from 1.15% at December 31, 2011 and 1.56% at December 31, 2010.  The decrease in the current year ratio was primarily related to the Palm Desert National Acquisition and our acquisition of Canyon National Bank from the FDIC as receiver in February 2011 both of which added a substantial amount of loans to the portfolio at a fair market value discount, which included a credit valuation component not included in the ALLL.  At December 31, 2012, management deems the ALLL to be sufficient to provide for inherent losses within the loan portfolio.

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$8,522	$8,879	$8,905	$5,881	$4,598
ALLL Transfer In *	-	-	-	-	8
Provision for loan losses	751	3,255	2,092	7,735	2,241
Charge-offs:
Real estate:
Multi-family	-	489	334	1,527	-
Commercial non-owner occupied	88	43	512	317	-
One-to-four family	371	1,408	123	125	226
Land	145	164	-	-	-
Business loans:
Commercial owner occupied	265	307	264	59	-
Commercial and industrial	512	1,285	708	1,409	-
SBA	132	90	398	906	948
Other loans	2	228	-	468	-
Total charge-offs	1,515	4,014	2,339	4,811	1,174
Recoveries:
Real estate:
Commercial non-owner occupied	21	-	-	-	-
One-to-four family	8	142	40	26	88
Business loans:
Commercial and industrial	2	9	13	4	-
SBA	163	211	154	31	-
Other loans	42	17	14	39	120
Total recoveries	236	402	221	100	208
Net loan charge-offs	1,279	3,612	2,118	4,711	966
Balance at end of period	$7,994	$8,522	$8,879	$8,905	$5,881

Ratios
Net charge-offs to average net loans	0.16%	0.53%	0.39%	0.79%	0.16%
Allowance for loan losses to gross loans at end of period	0.81%	1.15%	1.56%	1.55%	0.94%

* Note: Represents the addition of valuation reserves for overdrafts that were previously held outside of the General Allowance.

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2012			2011			2010
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Real estate loans:
Multi-family	$1,145	15.9%	0.73%	$2,281	26.2%	1.18%	$2,729	42.9%	1.12%
Commercial non-owner occupied	1,459	25.6%	0.58%	1,287	22.2%	0.78%	1,580	22.9%	1.21%
One-to-four family	862	9.9%	0.88%	931	8.1%	1.55%	332	3.6%	1.63%
Construction	-	0.0%	0.00%	-	0.0%	0.00%	-	0.0%	0.00%
Land	31	0.9%	0.35%	39	0.9%	0.61%	-	0.0%	0.00%
Business loans:
Commercial owner occupied	1,512	15.3%	1.00%	1,119	20.6%	0.73%	1,687	20.0%	1.49%
Commercial and industrial	1,310	11.7%	1.14%	1,361	11.7%	1.57%	2,018	7.5%	4.80%
Warehouse facilities	1,544	19.9%	0.79%	1,347	9.1%	2.00%	338	2.2%	2.68%
SBA	79	0.7%	1.15%	80	0.7%	1.69%	145	0.7%	3.55%
Other Loans	52	0.1%	4.36%	77	0.5%	2.27%	50	0.2%	3.53%
Total	$7,994	100.0%	0.81%	$8,522	100.0%	1.15%	$8,879	100.0%	1.56%

	2009			2008
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Real estate loans:
Multi-family	$3,386	48.4%	1.21%	$1,958	45.7%	0.68%
Commercial non-owner occupied	1,602	26.0%	1.07%	1,373	26.0%	0.84%
One-to-four family	272	1.5%	3.20%	231	1.6%	2.33%
Construction	-	0.0%	0.00%	78	0.4%	2.85%
Land	-	0.0%	0.00%	-	0.4%	0.00%
Business loans:
Commercial owner occupied	907	17.9%	0.88%	935	17.9%	0.83%
Commercial and industrial	2,410	5.4%	7.75%	1,123	6.9%	2.60%
Warehouse facilities	-	0.0%	0.00%	-	0.0%	0.00%
SBA	326	0.5%	9.77%	177	0.8%	3.58%
Other Loans	2	0.3%	0.10%	6	0.3%	0.31%
Total	$8,905	100.0%	1.55%	$5,881	100.0%	0.94%

    The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2012		2011		2010		2009		2008
		% of		% of		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)

Allocated allowance	$7,994	100.0%	$8,522	100.0%	$8,832	99.5%	$8,905	100.0%	$5,881	100.0%
Specific allowance	-	0.0%	-	0.0%	47	0.5%	-	0.0%	-	0.0%
Total	$7,994	100.0%	$8,522	100.0%	$8,879	100.0%	$8,905	100.0%	$5,881	100.0%

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

Our investment securities portfolio amounted to $95.3 million at December 31, 2012, as compared to $128.1 million at December 31, 2011, representing a 25.6% decrease.  As of December 31, 2012, the portfolio consisted of $54.8 million in government sponsor enterprises (“GSE”) MBS, $26.6 million in municipal bonds, $2.5 million of private label MBS, $159,000 in U.S. Treasuries,  $9.2 million of FHLB stock, and $2.0 million of stock of the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”).  At December 31, 2012, we had an estimated par value of $43.4 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements.

All of our $26.6 million municipal bond securities in our portfolio have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better.  The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company has reduced its exposure to any single adverse event by holding securities from geographically diversified municipalities.  We are continually monitoring the quality of our municipal bond portfolio in light of the current financial conditions.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

In June 2008, the Company redeemed its shares in two AMF mutual funds it owned and received a pro rata distribution in kind of the securities held by the mutual funds.  As of December 31, 2012, what is left of these securities represents the entire private label MBS holdings of $2.5 million in our securities portfolio.  For 2012, the Company took OTTI charges of $159,000, compared with $617,000 in 2011 and $1.1 million in 2010, all of which were related to the private label MBS received from these mutual funds.

Below is a table of our securities by security type further separated by rating agency grade at the date indicated:

		At December 31, 2012
Security Type	Ratings	Number	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
		(dollars in thousands)

U.S. Treasury	AAA	2	$146	$147	$12	$159
Municipal bonds	AAA/AA	49	24,800	25,401	1,185	26,586
Government Sponsored Enterprise	AAA	45	52,504	54,301	538	54,839
Private Label:
Investment Grade	AA-BBB	9	266	264	(4)	260
Non-investment Grade *	Below BBB	47	4,194	2,076	146	2,222
Total investment securities available for sale		152	$81,910	$82,189	$1,877	$84,066

* Non-investment grade includes all ratings below BBB.

The following table sets forth the amortized costs and fair values of the Company's investment securities available for sale and stock at the dates indicated:

	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Investment securities available for sale
U.S. Treasury	$147	$159	$147	$162	$148	$159
Municipal bonds	25,401	26,586	23,354	24,139	20,555	19,759
Mortgage-backed securities *	56,641	57,321	91,605	91,344	135,944	135,176
Total investment securities available for sale	82,189	84,066	115,106	115,645	156,647	155,094
Stock
FHLB	9,228	9,228	10,456	10,456	11,315	11,315
Federal Reserve Bank	2,019	2,019	2,019	2,019	2,019	2,019
Total stock	11,247	11,247	12,475	12,475	13,334	13,334
Total securities	$93,436	$95,313	$127,581	$128,120	$169,981	$168,428

* GSE securities % of total investments for sale	66.1%	65.2%	76.8%	76.7%	83.2%	84.1%

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio and stock by contractual maturity at the date indicated.

	At December 31, 2012
	One Year		More than One Year		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale
U.S. Treasury	$73	3.51%	$86	4.15%	$-	0.00%	$-	0.00%	$159	3.84%
Municipal bonds	-	0.00%	-	0.00%	774	3.04%	25,812	3.06%	26,586	3.20%
Mortgage-backed securities	-	0.00%	73	5.08%	3,715	1.06%	53,533	1.77%	57,321	1.75%
Total investment securities available for sale	73	3.51%	159	4.58%	4,489	1.40%	79,345	2.19%	$84,066	2.20%
Stock
FHLB	9,228	0.00%	-	0.00%	-	0.00%	-	0.00%	9,228	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	11,247	1.08%	-	0.00%	-	0.00%	-	0.00%	$11,247	1.08%
Total securities	$11,320	1.09%	$159	4.58%	$4,489	1.40%	$79,345	2.19%	$95,313	2.06%

Nonperforming Assets.  Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2012, we had $4.5 million of nonperforming assets, which consisted of $2.2 million of net nonperforming loans and $2.3 million of OREO.  At December 31, 2011, we had $7.3 million of nonperforming assets, which consisted of $6.1 million of nonperforming loans and $1.2 million of OREO.

At December 31, 2012, OREO consisted of four land properties, compared to four land, one commercial real estate and two residential one-to-four family properties at December 31, 2011.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell.  The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession.  After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $259,000 in 2012, $243,000 in 2011 and $264,000 in 2010.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $405,000 in 2012, $413,000 in 2011 and $600,000 in 2010.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Nonperforming assets
Real estate loans:
Multi-family	$266	$293	$-	$5,223	$350
Commercial non-owner occupied	670	1,495	-	1,851	3,188
One-to-four family	522	323	27	107	637
Land	127	52	-	-	-
Business loans:
Commercial owner occupied	14	2,053	2,225	996	-
Commercial and industrial	347	1,177	54	955	-
SBA (1)	260	700	971	880	1,025
Total nonaccrual loans	2,206	6,093	3,277	10,012	5,200
Foreclosures in process	-	-	-	-	-
Specific allowance	-	-	-	-	-
Total nonperforming loans, net	2,206	6,093	3,277	10,012	5,200
Other real estate owned	2,258	1,231	34	3,380	37
Total nonperforming assets, net	$4,464	$7,324	$3,311	$13,392	$5,237

Allowance for loan losses	$7,994	$8,522	$8,879	$8,905	$5,881
Allowance for loan losses as a percent of total nonperforming loans, gross	362.38%	139.87%	270.95%	88.94%	113.10%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (2)	0.22%	0.82%	0.58%	1.74%	0.83%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.38%	0.76%	0.40%	1.66%	0.71%

(1) The SBA totals include the guaranteed amount, which was $185,000 as of December 31, 2012.
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

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our ten branch network in Southern California.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2012 were $904.8 million, compared to $828.9 million at December 31, 2011.  At December 31, 2012, certificates of deposit constituted 39.9% of total deposits, compared to 51.7% at the year-end 2011.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2012, the Company had $285.3 million of certificate of deposit accounts maturing in one year or less.

The Company relies primarily on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, the Company will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  At December 31, 2012, we had no wholesale or broker deposits.

The following table presents the deposit activity for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net deposits	$70,111	$161,428	$30,962
Interest credited on deposit accounts	5,780	8,209	9,544
Total increase in deposit accounts	$75,891	$169,637	$40,506

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2012			2011			2010
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$213,636	23.6%	0.00%	$112,313	13.5%	0.00%	$47,229	7.2%	0.00%
Interest bearing checking	14,299	1.6%	0.10%	63,620	7.7%	0.23%	21,137	3.2%	0.14%
Money market	236,206	26.1%	0.32%	132,509	16.0%	0.66%	113,333	17.2%	0.97%
Regular passbook	79,420	8.8%	0.22%	91,747	11.1%	0.50%	68,559	10.4%	0.96%
Total transaction accounts	543,561	60.1%	0.19%	400,189	48.3%	0.37%	250,258	38.0%	0.72%
Certificates of deposit accounts:
Less than 1.00%	147,813	16.3%	0.58%	87,191	10.5%	0.68%	46,528	7.1%	0.46%
1.00 - 1.99	197,554	21.8%	1.16%	263,241	31.8%	1.34%	172,974	26.2%	1.61%
2.00 - 2.99	13,439	1.4%	2.78%	73,744	8.8%	2.20%	186,173	28.2%	2.31%
3.00 - 3.99	1,130	0.1%	3.44%	1,464	0.2%	3.41%	984	0.1%	3.24%
4.00 - 4.99	395	0.0%	4.29%	1,380	0.2%	4.47%	1,097	0.2%	4.41%
5.00 - 5.99	876	0.1%	5.27%	1,668	0.2%	5.24%	1,226	0.2%	5.30%
Total certificates of deposit accounts	361,207	39.9%	1.00%	428,688	51.7%	1.39%	408,982	62.0%	1.82%
Total deposits	$904,768	100.0%	0.51%	$828,877	100.0%	0.89%	$659,240	100.0%	1.40%

The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	At December 31, 2012
	Less than 1.00%	1.00% - 1.99%	2.00% - 2.99%	3.00% - 3.99%	4.00% - 4.99%	5.00% and greater	Total	% of Total	Weighted Average Rate
	(dollars in thousands)

Certificates of deposit accounts
Within 3 months	$23,252	$33,785	$1,433	$4	$104	$32	$58,610	16.2%	0.96%
4 to 6 months	21,666	10,343	83	5	-	10	32,107	8.9%	0.78%
7 to 12 months	78,207	115,161	342	358	288	186	194,542	53.9%	0.93%
13 to 24 months	22,828	36,665	465	97	-	62	60,117	16.6%	0.97%
25 to 36 months	833	768	10,949	651	-	110	13,311	3.7%	2.69%
37 to 60 months	425	802	81	-	-	369	1,677	0.5%	2.28%
Over 60 months	601	30	87	15	2	108	843	0.2%	1.43%
Total	$147,812	$197,554	$13,440	$1,130	$394	$877	$361,207	100.0%	1.00%

With the enactment of the Dodd-Frank Act deposit insurance coverage was made unlimited for non-interest bearing transaction accounts until December 31, 2012, and thereafter the maximum insurance coverage reverted to $250,000 consistent with all other deposit accounts.  At December 31, 2012, the Company had $204.1 million in certificate accounts in amounts of greater than $100,000, and of that amount $55.5 million in certificate accounts in amounts of greater than $250,000 maturing as follows:
	At December 31, 2012
	$100,000 to $250,000			Greater than $250,000			Total Greater than $100,000
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)

Three months or less	$26,487	1.00%	2.93%	$4,487	1.12%	0.50%	$30,974	1.01%	3.43%
Over three months through 6 months	12,235	0.78%	1.35%	6,751	1.17%	0.75%	18,986	0.92%	2.10%
Over 6 months through 12 months	84,829	0.96%	9.38%	25,633	0.97%	2.83%	110,462	0.96%	12.21%
Over 12 months	24,980	1.38%	2.76%	18,656	1.07%	2.06%	43,636	1.25%	4.82%
Total	$148,531	1.02%	16.42%	$55,527	1.04%	6.14%	$204,058	1.03%	22.56%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $488.1 million as of December 31, 2012.  At December 31, 2012, the Company had $87.0 million in overnight FHLB advances.  At December 31, 2011, the Company had no FHLB advances outstanding.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $109.0 million with seven correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate.  Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.  As of December 31, 2012, we had no outstanding balance with any of our correspondent banks.  Additionally, in 2008 the Company entered into three inverse putable reverse repurchase agreements (the “repurchase agreements”) totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2012 secured by GSE MBS totaling an estimated par value of $43.4 million.  The terms of each repurchase agreements is for 10 years with the buyers of the repurchase agreements having the option to terminate the repurchase agreements after the fixed interest rate period has expired.  The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million repurchase agreement, 3.47% on the other $10.0 million repurchase agreement, and 3.45% on the $8.5 million repurchase agreement.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 3.09% as of December 31, 2012.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	$87,000	$-	$40,000
Weighted average interest rate at end of year	0.28%	0.00%	0.61%
Average balance outstanding	$9,154	$6,630	$38,178
Weighted average interest rate during the year	0.28%	0.80%	4.88%
Maximum amount outstanding at any month-end during the year	$87,000	$35,000	$63,000

Other borrowings
Balance outstanding at end of year	$28,500	$28,500	$28,500
Weighted average interest rate at end of year	3.26%	3.26%	3.04%
Average balance outstanding	$28,500	$28,500	$28,500
Weighted average interest rate during the year	3.31%	3.32%	3.08%
Maximum amount outstanding at any month-end during the year	$28,500	$28,500	$28,500

Debentures
Balance outstanding at end of year	$10,310	$10,310	$10,310
Weighted average interest rate at end of year	3.09%	3.15%	3.04%
Average balance outstanding	$10,310	$10,310	$10,310
Weighted average interest rate during the year	3.16%	3.01%	3.05%
Maximum amount outstanding at any month-end during the year	$10,310	$10,310	$10,310

Total borrowings
Balance outstanding at end of year	$125,810	$38,810	$78,810
Weighted average interest rate at end of year	1.19%	3.23%	1.81%
Average balance outstanding	$47,964	$45,440	$76,988
Weighted average interest rate during the year	2.70%	2.88%	3.97%
Maximum amount outstanding at any month-end during the year	$125,810	$73,810	$101,810

Subsidiaries

At December 31, 2012, we had two operating subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our balance sheet.  In October 2012, we formed PPBI Interim Corporation as a wholly owned subsidiary of the Bank solely for the purpose of facilitating the acquisition of FAB.

Personnel

As of December 31, 2012, we had 181 full-time employees and two part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

The banking business is dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in our primary market area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, the major banks also have substantially higher lending limits than those we do.

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

In order to compete with these other institutions, the Company primarily relies on local promotional activities, personal relationships established by officers, directors and employees of the Company and specialized services tailored to meet the individual needs of the Company’s customers. No assurances can be given that our efforts to compete in our market areas will continue to be successful.

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

As a California state-chartered commercial bank, which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).  Pursuant to the Dodd-Frank Act, federal deposit insurance coverage was permanently increased to $250,000 per depositor for all insured depository institutions.  As part of the Dodd-Frank Act, federal deposit insurance coverage was temporarily increased to provide unlimited coverage for non-interest bearing transaction accounts, which expired on December 31, 2012.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions.  If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators.  Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.  As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

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

·
Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws (“CFPB”).

·
Requires bank holding companies, such as the Corporation, to be well capitalized and well managed as of July 21, 2011.  Bank holding companies and banks must also be both well capitalized and well managed in order to engage in interstate bank acquisitions.

·
Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

·	Implements corporate governance revisions, including with regard to executive compensation and proxy access by stockholders.

·	Made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

·	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

·
Amended the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

·	Increased the authority of the Federal Reserve to examine bank holding companies, such as the Corporation, and their non-bank subsidiaries.

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

The BHCA requires a bank holding company to obtain prior approval of the Federal Reserve before: (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, unless such bank or bank holding company is majority-owned by the acquiring bank holding company before the acquisition; (iii) acquiring all or substantially all the assets of a bank; or (iv) merging or consolidating with another bank holding company.

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

Capital Requirements.  Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies.  These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk.  Under federal regulations, bank holding companies and banks must meet the following risk-based capital requirements: a minimum ratio of 8% of total capital to risk-weighted assets, and a minimum ratio of 4% of Tier 1 capital to risk-weighted assets.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum ratio of 10% of total capital to risk-weighted assets, and a minimum ratio of 6% of Tier 1 capital to risk-weighted assets.  The regulatory capital requirements, as well as the actual capital ratios for the Corporation and the Bank as of December 31, 2012, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof.  See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof.  As of December 31, 2012, the Corporation had a consolidated ratio of 14.43% of total capital to risk-weighted assets and a consolidated ratio of 13.61% of Tier 1 capital to risk-weighted assets and the Bank had a ratio of 13.79% of total capital to risk-weighted assets and a ratio of 12.99% of Tier 1 capital to risk-weighted assets.

Under federal regulations, “Tier 1 capital” is defined to include: common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities.  The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation.  The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital.  Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”  As of December 31, 2012, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital.  Also, goodwill and most intangible assets are deducted from Tier 1 capital.  For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments.  The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital.  For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

In addition to the risk-based guidelines described above, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum leverage ratio of 5%.  As of December 31, 2012, Corporation had a consolidated leverage ratio of 12.71% and the Bank had a leverage ratio of 12.07%.

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

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.  The federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act or other regulatory or supervisory changes.  We will be assessing the impact on us of these new regulations, as they are proposed and implemented.

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

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

·	a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

·	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

·	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

·	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

 Basel III also includes the following significant provisions:

·	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

·	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

·	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

·
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

In June 2012, the federal banking agencies issued three joint notices of proposed rulemaking that, taken together, would implement the capital reforms of the Basel III framework described above and changes required by the Dodd-Frank Act. The first proposal, the Basel III Proposal, generally follows the final Basel III framework and proposes higher minimum regulatory capital requirements and a more restrictive definition of regulatory capital, as well as introduces limits on dividends and other capital distributions and certain discretionary bonuses if capital conservation buffers are not maintained by the institution. The second proposal, the Standardized Approach Proposal, proposes changes to the current generalized risk-based capital requirements for determining risk-weighted assets by expanding the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures.  The expanded risk-weighted categories under the standardized approach proposal effectively creates a higher risk weighting for a variety of asset categories. The third proposal, the Advanced Approaches Proposal, incorporates certain changes to the advanced approaches reflected in the Base III framework, as well as changes to the Basel II advanced approaches framework made by the Basel Committee between 2006 and 2009, and revises the current advanced approaches risk-based capital rules to remove references to credit rating agency ratings, as required by the Dodd-Frank Act.  Pursuant to the proposals, most of the Basel III provisions, including the application of a common equity Tier 1 requirement, the revised definitions of other components of capital, and higher minimum capital ratios, would apply to all banks and bank holding companies (other than small bank holding companies with $500 million or less in total assets). The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The proposed rules were to become effective in stages beginning January 1, 2013 through 2019.  In the fourth quarter of 2012, however, the implementation of Basel III and these regulations was postponed indefinitely in response to the large number of comment letters received by the federal banking agencies with regard to the proposed rulemaking. Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios or our results of operations.

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

In addition, the DFI has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.

As of December 31, 2012, the Bank was “well capitalized” according to the guidelines as generally discussed above.

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

The Bank's ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $28.94 million at December 31, 2012.

Approval of the Federal Reserve is required for payment of any dividend by a state chartered bank that is a member of the Federal Reserve, such as the Bank, if the total of all dividends declared by the bank in any calendar year would exceed the total of its retained net income for that year combined with its retained net income for the preceding two years.  In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits without regulatory and stockholder approval.  The Bank is also prohibited under federal law from paying any dividend that would cause it to become undercapitalized.

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

Since the economic downturn of 2008, bank failures began to deplete the DIF to unsustainable low levels.  Subsequently, the FDIC needed to restore the reserve ratios of the FDIC deposit insurance fund to safer operating levels in order to effectively run the FDIC and to manage the resolution of the failed banks.  In November 2009, in order to replenish the FDIC deposit insurance fund, the FDIC required banks to prepay three years of FDIC insurance premiums to the FDIC in one upfront payment.  This payment was to be used over the prospective future three year period.  This additional cash inflow provided the FDIC with the necessary liquidity to operate effectively through the economic downturn.

As required by the Dodd-Frank Act, the FDIC amended its regulations, effective as of the second quarter of 2011, to base the insurance assessment calculation on the average consolidated assets less average tangible equity of the insured institution.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%.  Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  The assessment rate for the Bank during 2012 was 8.5 basis points.  Thus, this new FDIC assessment methodology is favorable to smaller community banks due to their smaller asset size.  However, the FDIC has indicated that that it may change the methodology of the deposit insurance premium to a more risk-based assessment in the future.  Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program our FDIC insurance premium expense was $638,000 for 2012, $809,000 for 2011 and $1.3 million in 2010.

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2012, the Bank’s limit on aggregate secured loans-to-one-borrower was $35.4 million and unsecured loans-to-one borrower was $21.2 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions.  The Company has not been audited by the IRS.  For its 2012 tax year, the Company was subject to a maximum tax rate of 35.00% and state income tax rate of 10.84%.  For its 2011 tax year, Company was subject to a maximum federal income tax rate of 34.00% and state income tax rate of 10.84%.

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

From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2012 has been slower than expected.  Although economic conditions have recently shown signs of improvement, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high.  Continued declines in real estate values, [increased] home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets.  A sustained weakness or further weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our ALLL.  We may also face the following risks in connection with these events:

·
Economic conditions that negatively affect real estate values and the job market may result, in the deterioration of the credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business.

·	A decrease in the demand for loans and other products and services offered by us.
·	A decrease in deposit balances due to overall reductions in the accounts of customers.

·	A decrease in the value of our loans or other assets secured by commercial or residential real estate.
·	A decrease in net interest income derived from our lending and deposit gathering activities.
·
Sustained weakness or continuing weakness in our markets may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

·
The processes we use to estimate ALLL and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

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

As these conditions or similar ones exist or worsen, we could experience increased adverse effects on our business, financial condition and results of operations.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

There was significant disruption and volatility in the financial and capital markets in 2008 and 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  Continued decline in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers revenue that would impact their ability to repay their loan obligations to us, which could adversely affect our financial condition and results of operations.

As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and impairment charges on our investment securities.  There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will substantially improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.  A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business:

·	Loan delinquencies may increase causing increases in our provision and allowance for loan losses.
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

Our total nonperforming assets amounted to $4.5 million, or 0.38% of our total assets, at December 31, 2012, down from $7.3 million or 0.76% at December 31, 2011.  We had $1.3 million of net loan charge-offs for 2012, down from $3.6 million in 2011.  Our provision for loan losses was $751,000 in 2012, down from $3.3 million in 2011.  .  If  increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.  These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and liquid asset verifications.  Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our ALLL.  We create an allowance for estimated loan losses in our accounting records, based on analysis of the following:

·	Historical experience with our loans;
·	Industry historical losses as reported by the FDIC;
·	Evaluation of economic conditions;
·	Regular reviews of the quality, mix and size of the overall loan portfolio;
·	Regular reviews of delinquencies;
·	The quality of the collateral underlying our loans; and
·	The effect of external factors, such as competition, legal developments and regulatory requirements.

Although we maintain an ALLL at a level that we believe is adequate to absorb losses inherent in our loan portfolio, changes in economic, operating and other conditions, including the sharp decline in real estate values and changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will adversely affect our financial condition and results of operations.

In addition, the Federal Reserve and the DFI, as part of their supervisory function, periodically review our ALLL.  Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by them could also adversely affect our financial condition and results of operations.

Continued difficult economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in Southern California.  As a result of continued difficult economic conditions, including state and local government deficits, in Southern California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  Any further decline in the Southern California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within Southern California.  As of December 31, 2012, approximately 90% of our loans secured by real estate were located in Southern California.  If real estate values were to decline, especially in Southern California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2012, our commercial real estate loans amounted to $409.8 million, or 41.5% of our total loan portfolio, and our commercial business loans amounted to $468.9 million, or 47.6% of our total loan portfolio.  At such date, our largest multiple borrower relationship and largest outstanding commercial business loan was $33.4 million and our largest outstanding commercial real estate loan was $11.1 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve significantly, we can expect to continue to incur losses relating to nonperforming assets and higher loan administration costs.  We generally do not record interest income on nonperforming loans or OREO, which adversely affects our income.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral, which may ultimately result in a loss.  An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.  While we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in nonperforming assets.

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

At December 31, 2012, $84.1 million of our securities were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities were $1.9 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2012, we reported a non-cash, OTTI charge of $159,000 on our securities portfolio.  We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future.  In addition, as a condition to membership in the FHLB of San Francisco, we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB.  At December 31, 2012, we had stock in the FHLB of San Francisco totaling $9.2 million.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2012, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such FHLB stock holdings.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers.  An inability to raise funds through deposits, repurchase agreements, federal funds purchased, FHLB advances, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could negatively affect our access to liquidity sources include a reduction in our credit ratings, if any, an increase in costs of capital in financial capital markets, negative operating results, a decrease in the level of our business activity due to a market downturn, a decrease in depositor or investor confidence or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Given the current disruption in the financial markets and potential new regulatory initiatives, new regulations and laws that may affect us are increasingly likely.  Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  There are currently proposed laws, rules and regulations that, if adopted, would impact our operations.  These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that are anticipated to affect our operations include:

·	Changes to regulatory capital requirements and how we plan capital and liquidity levels;
·	Creation of new government regulatory agencies, including the recently formed CFPB, which possesses broad rule-making and enforcement authorities;
·	Restrictions that will impact the nature of our incentive compensation programs for executive officers;
·	Changes in insured depository institution regulations and assessments;
·	Mortgage loan origination and risk retention; and
·	Potential new and different litigation and regulatory enforcement risks.

Many of the requirements of the Dodd-Frank Act will continue to be implemented over time and most will be subject to regulations implemented over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

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

We expect to face increased regulation and supervision of our industry as a result of the recent financial crisis.  The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions can offer interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

On February 11, 2011 and April 27, 2012, we completed acquisitions of assets and assumption of deposits and liabilities of Canyon National and Palm Desert National, respectively, from the FDIC.  We acquired the assets and assumed the liabilities of Canyon National and Palm Desert National without entering into a loss sharing agreement with the FDIC.  In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with additional opportunities to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions.  The Canyon National Acquisition, the Palm Desert National Acquisition and any future acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because FDIC-assisted transactions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions.  The risks related to the Canyon National Acquisition, the Palm Desert National Acquisition and other future FDIC-assisted transactions include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We may not be successful in overcoming these risks or any other problems encountered in connection with the Canyon National Acquisition, the Palm Desert National Acquisition or other future FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

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

FAB's business is substantially dependent upon its relationship with Associa, which is the entity that owns and controls the HOA management companies that manage the HOAs from which FAB receives a majority of its deposits.

On October 15, 2012, we entered into a definitive merger agreement to acquire FAB, and anticipate such  acquisition to be consummated in March 2013, subject to satisfaction of customary closing conditions.  FAB is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  A majority of FAB's HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”).  At December 31, 2012, approximately 86% of the HOA deposits held by FAB were derived from its relationship with Associa.  We will continue to rely on the relationship with Associa to solicit HOA deposits following the consummation of the FAB acquisition. If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon the business of FAB that we propose to acquire, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs. We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could result in the business of FAB that we propose to acquire operating with less HOA deposit generation or no HOA deposit generation, which would have a material and adverse impact on our business, financial condition and results of operations. In connection with the closing of the FAB acquisition, we intend to appoint John Carona to the boards of directors of the Company and the Bank. Mr. Carona is currently a director and largest stockholder of FAB and is also the chief executive officer and majority shareholder of Associa.

Termination of the merger agreement with FAB or SDTB may negatively affect us.

        If the merger agreement with either FAB or SDTB is terminated, we may suffer adverse consequences, including:

• The market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that such acquisitions will be completed;
• Recognizing substantial expenses incurred in connection with the negotiation and completion of the transactions contemplated by the merger agreement without realizing the expected benefits of such acquisitions; and
• Our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the acquisition of FAB, without realizing any of the anticipated benefits of completing the transaction.

Potential acquisitions may disrupt our business and dilute stockholder value.

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis, including two pending acquisitions of FAB and SDTB.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the pending acquisitions of FAB and SDTB or future acquisitions could have a material adverse effect on our financial condition and results of operations.

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.  Other than our pending transactions with FAB and SDTB, we do not currently have any specific plans, arrangements or understandings regarding such expansion.  We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate FAB and SDTB or future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions.  In attempting to make such future acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources.  Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

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

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our business strategy.  In addition, we rely upon the services of Eddie Wilcox, our Executive Vice President and Chief Operating Officer, and our ability to attract and retain highly skilled personnel.  We do not maintain key-man life insurance on any employee other than Mr. Gardner.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California, and approximately 90% of our loans secured by real estate were located in Southern California at December 31, 2012.  In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

A limited trading market has historically existed for our common stock, which could lead to significant price volatility.

Our common stock is traded on the NASDAQ Global Market under the trading symbol “PPBI,” but there has historically been  a relatively low trading volume in our common stock.  Although we recently completed a public offering of our securities and expect to issue additional shares of our common stock in our pending acquisitions of FAB and SDTB, we may continue to experience a limited trading market for our common stock, which may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.  In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

We do not expect to pay cash dividends in the foreseeable future.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Instead, we intend to reinvest our earnings in our business.  In addition, in order to pay cash dividends to our stockholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings; or (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that banking regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location	Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2012

Corporate Headquarters:
17901 Von Karman, Suites 200 & 1200
Irvine, CA 92614	Leased	2012	2017	$9,263

Branch Office:
19011 Magnolia Avenue
Huntington Beach, CA 92646	Owned (a) (b)	2005	2023	$992,735

Branch Office:
4957 Katella Avenue, Suite B
Los Alamitos, CA 90720	Leased	2005	2015	$122,301

Branch Office:
4667 MacArthur Blvd.
Newport Beach, CA 92660	Leased	2005	2016	$324,046

Branch Office:
74-150 Country Club Drive
Palm Desert, CA 92260	Owned	2011	N.A.	$1,766,222

Branch Office:
73-745 El Paseo
Palm Desert, CA 92260	Leased	2012	2017	$30,152

Branch Office:
1711 East Palm Canyon Drive
Palm Springs, CA 92264	Leased	2011	2016	$26,233

Branch Office:
901 East Tahquitz Canyon Way
Palm Springs, CA 92262	Leased	2011	2013	$42,494

Branch Office:
1598 E Highland Avenue
San Bernardino, CA 92404	Leased	1986	2015	$189,698

Branch Office:
13928 Seal Beach Blvd.
Seal Beach, CA 90740	Leased	1999	2012	$3,168

(a) The building is owned, but the land is leased on a long-term basis.
(b) During 2012 we leased to one tenant approximately 1,000 square feet of the 9,937 square feet of our Huntington Beach branch for $2,750 per month.

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

In October 2012, a lawsuit was filed against the Bank by a former employee, alleging wrongful termination on the basis of race, gender and disability (pregnancy).  The plaintiff further alleges that the Bank did not reasonably accommodate her pregnancy or take reasonable steps necessary to prevent the alleged discrimination, harassment and retaliation.  The lawsuit was filed in Orange County Superior Court.  The complaint demands an unspecified amount of damages.  The parties have agreed to arbitrate this matter with the American Arbitration Association.  The Bank believes these claims to be without merit and intends to vigorously defend this case.

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

As of March 1, 2013, there were approximately 2,115 holders of record of our common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Market for the periods indicated.

	Sale Price of Common Stock
	High	Low
2011
First Quarter	$7.15	$6.20
Second Quarter	$7.05	$6.20
Third Quarter	$6.76	$5.85
Fourth Quarter	$7.10	$5.66
2012
First Quarter	$8.25	$6.35
Second Quarter	$8.48	$7.61
Third Quarter	$9.60	$8.14
Fourth Quarter	$11.42	$9.59

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2007 through December 31, 2012.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2007.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/2007	12/31/2008	12/30/2009	12/29/2010	12/29/2011	12/29/2012
Pacific Premier Bancorp, Inc.	$100.00	$57.89	$48.91	$93.78	$91.75	$148.19
NASDAQ Bank Stocks Index	$100.00	$72.91	$60.66	$72.13	$64.51	$77.18
NASDAQ Composite Index	$100.00	$61.17	$87.93	$104.13	$104.69	$123.85

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

Issuer Purchase of Equity Securities

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the new repurchase program, management is authorized to repurchase up to 1,000,000 shares, or approximately 9.7%, of the then 10.3 million outstanding shares of the Company’s common stock.  The program may be limited or terminated at any time without prior notice.  The new program replaces and supersedes the Company's original repurchase program, which was approved in February 2007 and authorized the repurchase of up to 600,000 shares of the Company’s common stock.  An aggregate of 504,837 shares were repurchased under that program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2012.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

October-2012	-	$-	-	1,000,000
November-2012	-	-	-	1,000,000
December-2012	23,618	10.12	23,618	976,382
Total/Average	23,618	$10.12	23,618	976,382

ITEM 6.  SELECTED FINANCIAL DATA

 The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2012.  This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012 and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2012 (1)	2011	2010	2009	2008
Operating Data	(in thousands)
Interest income	$52,947	$50,225	$41,103	$43,439	$46,522
Interest expense	7,149	9,596	12,666	20,254	25,404
Net interest income	45,798	40,629	28,437	23,185	21,118
Provision for loan losses	751	3,255	2,092	7,735	2,241
Net interest income after provision for loans losses	45,047	37,374	26,345	15,450	18,877
Net gains (losses) from loan sales	628	(3,605)	(3,332)	(351)	92
Other noninterest income (loss)	11,944	10,118	2,256	1,048	(2,264)
Noninterest expense	31,854	26,904	18,948	16,694	15,964
Income (loss) before income tax (benefit)	25,765	16,983	6,321	(547)	741
Income tax (benefit)	9,989	6,411	2,083	(87)	33
Net income (loss)	$15,776	$10,572	$4,238	$(460)	$708

	As of and For the Year Ended December 31,
	2012 (1)	2011	2010	2009	2008
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$1.49	$1.05	$0.42	$(0.08)	$0.14
Diluted	$1.44	$0.99	$0.38	$(0.08)	$0.11

Weighted average common shares outstanding:
Basic	10,571,073	10,092,181	10,033,836	5,642,589	4,948,359
Diluted	10,984,034	10,630,720	11,057,404	5,642,589	6,210,387

Book value per share (basic)	$9.85	$8.39	$7.83	$7.33	$11.74
Book value per share (diluted)	$9.75	$8.34	$7.18	$6.75	$9.60

Selected Balance Sheet Data
Total assets	$1,173,792	$961,128	$826,816	$807,323	$739,956
Securities and FHLB stock	95,313	128,120	168,428	137,737	70,936
Loans held for sale, net	3,681	-	-	-	668
Loans held for investment, net	974,213	730,067	555,538	566,584	622,470
Allowance for loan losses	7,994	8,522	8,879	8,905	5,881
Total deposits	904,768	828,877	659,240	618,734	457,128
Total borrowings	125,810	38,810	78,810	101,810	220,210
Total stockholders' equity	134,517	86,777	78,602	73,502	57,548

Performance Ratios
Return on average assets	1.52%	1.12%	0.53%	(0.06)%	0.09%
Return on average equity	16.34%	12.91%	5.57%	(0.76)%	1.20%
Average equity to average assets	9.32%	8.69%	9.55%	7.74%	7.96%
Equity to total assets at end of period	11.46%	9.03%	9.51%	9.10%	7.78%
Average interest rate spread	4.57%	4.49%	3.67%	3.00%	2.81%
Net interest margin	4.62%	4.55%	3.77%	3.12%	2.99%
Efficiency ratio (2)	59.86%	56.50%	59.24%	63.81%	83.66%
Average interest-earning assets to average interest-bearing liabilities	106.69%	104.74%	105.88%	104.21%	105.01%

Pacific Premier Bank Capital Ratios
Tier 1 capital to adjusted total assets	12.07%	9.44%	10.29%	9.72%	8.71%
Tier 1 capital to total risk-weighted assets	12.99%	11.68%	14.12%	13.30%	10.71%
Total capital to total risk-weighted assets	13.79%	12.81%	15.38%	14.55%	11.68%

Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 capital to adjusted total assets	12.71%	9.50%	10.41%	9.89%	8.99%
Tier 1 capital to total risk-weighted assets	13.61%	11.69%	14.16%	13.41%	11.11%
Total capital to total risk-weighted assets	14.43%	12.80%	15.42%	14.67%	12.07%

Asset Quality Ratios
Nonperforming loans, net, to total loans	0.22%	0.82%	0.58%	1.74%	0.83%
Nonperforming assets, net as a percent of total assets	0.38%	0.76%	0.40%	1.66%	0.71%
Net charge-offs to average total loans, net	0.16%	0.53%	0.39%	0.79%	0.16%
Allowance for loan losses to total loans at period end	0.81%	1.15%	1.56%	1.55%	0.94%
Allowance for loan losses as a percent of nonperforming loans, gross at period end	362.38%	139.87%	270.95%	88.94%	113.10%

(1) See “Item 1. Business – Acquisition of Palm Desert National Bank” for additional information regarding the financial items presented in this table.
(2) Represents the ratio of noninterest expense less OREO operations, to the sum of net interest income before provision for loan losses and total noninterest income, less gain/(loss) on sale of loans, gain/(loss) on sale of securities, and gain as a result of the Palm Desert National Acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2013, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts. The Company’s revenues are partially offset by interest expense paid on deposits and other borrowings, the provision for loan losses and noninterest expenses, such as operating expenses.  The Company’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Recent Developments

Pending Acquisitions. In connection with executing our strategic growth plans, we currently have two pending acquisition transactions. On March 6, 2013, we announced entering into a definitive agreement to acquire SDTB, which is headquartered in San Diego, California.  At December 31, 2012, SDTB had total assets of $242.0  million and total deposits of $187.9. At the time that the definitive merger agreement was entered into, the acquisition of SDTB was valued at approximately $30.6 million. The acquisition of SDTB is expected to close late in the second quarter of 2013 or in the third quarter of 2013, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of SDTB’s shareholders.

On October 15, 2012, we entered into a definitive merger agreement to acquire FAB.  FAB is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  FAB operates out of its headquarters in Dallas, Texas.  At December 31, 2012, FAB had total assets of $375.7 million, total deposits of $319.8 million and total stockholders' equity of $46.2 million. At the time that the definitive merger agreement was entered into, the acquisition of FAB was valued at approximately $53.7 million, which includes approximately $50.2 million in deal consideration for FAB shareholders and $3.5 million in cash consideration for FAB option holders and warrant holders.  Pacific Premier anticipates that the closing of the acquisition of FAB will occur in March 2013, subject to satisfaction of customary closing conditions, as provided in the definitive agreement.  FAB is held a special meeting of its shareholders on March 13, 2013 and approved the transaction. Other than the costs we have incurred in 2012 in connection with the acquisition of FAB, our financial statements for the periods reported do not reflect the impact of these potential acquisitions. We, however, do expect that if the FAB acquisition and/or the SDTB acquisition is consummated that it will result in significant growth and positively impact our business, financial condition and results of operations in the future.

Recently Completed Public Offering.  On December 11, 2012, we completed an underwritten public offering of 3.3 million shares of our common stock at a public offering price of $10.00 per share, and on January 9, 2013, we issued an additional 495,000 shares of our common stock at the same price per share in connection with the underwriters' exercise of the over-allotment option granted to them as part of the offering. For further information about our recently completed public offering, see “---Financial Condition” below in this Item 7.

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

We consider the determination of ALLL and the determination of the OTTI of investment securities to be among our critical accounting policies that require judicious estimates and assumptions in the preparation of the Company’s financial statements that is particularly susceptible to significant change. For further information on the ALLL, see “Business—Allowances for Loan Losses” and Note 1 to the Consolidated Financial Statements in Item 8 hereof.  For further information on OTTI of investment securities, see “Business—Investment Activities” and Note 1 to the Consolidated financial Statements in Item 8 hereof.

Allowance for Loan Losses

The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the balance sheet date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.   Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.

We account for acquisitions under the purchase accounting method.  All identifiable assets acquired and liabilities assumed are recorded at fair value.  We review each loan or loan pool acquired to determine whether there is evidence of deterioration in credit quality since inception and if it is probable that the Company will be unable to collect all amounts due under the contractual loan agreements.  We consider expected prepayments and estimated cash flows including principal and interest payments at the date of acquisition.  The amount in excess of the estimated future cash flows is not accreted into earnings.  The amount in excess of the estimated future cash flows over the book value of the loan is accreted into interest income over the remaining life of the loan (accretable yield).  The Company records these loans on the acquisition date at their net realizable value.  Thus, an allowance for estimated future losses is not established on the acquisition date.  We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition.  Subsequent to the date of acquisition, we update the expected future cash flows on loans acquired.  Losses or a reduction in cash flow which arise subsequent to the date of acquisition are reflected as a charge through the provision for loan losses.  An increase in the expected cash flows adjusts the level of the accretable yield recognized on a prospective basis over the remaining life of the loan.

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

At each reporting date, investment securities available for sale are assessed to determine whether there is OTTI.  If it is probable that the Company will be unable to collect all amounts due from the contractual terms of a debt security, OTTI is charged to operations with a corresponding write-down to the fair value of the security. These related write-downs are included in operations as realized losses in the category of OTTI loss on investment securities, net.  In estimating OTTI losses, management considers: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; (iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and (iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.

Operating Results

Overview.  The Company reported net income for 2012 of $15.8 million or $1.44 per share on a diluted basis, compared with net income of $10.6 million or $0.99 per share on a diluted basis for 2011 and net income of $4.2 million or $0.38 per share on a diluted basis for 2010.

The Company’s pre-tax income totaled $25.8 million in 2012, compared with a pre-tax income of $17.0 million in 2011.  The $8.8 million increase in the Company’s pre-tax income for 2012, compared to 2011 was partially related to the Palm Desert National Acquisition from the FDIC, as receiver, that was consummated in April 2012, and included:

·	A $7.7 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets;
·	A $6.1 million increase in noninterest income, primarily due to a $4.2 million increase on gain from loan sales and a $1.2 million increase in gain on acquisition; and
·	A $2.5 million lower provision for loan losses.

Partially offsetting the favorable items listed above was a $5.0 million increase in noninterest expense as result of the Palm Desert National Acquisition, which expenses were primarily associated with higher costs related to compensation of $3.1 million, data processing of $947,000, legal and audit of $696,000 and premises and occupancy of $569,000.

The Company’s pre-tax income totaled $17.0 million in 2011, compared with a pre-tax income of $6.3 million in 2010.  The $10.7 million increase in the Company’s pre-tax income for 2011 compared to 2010 was primarily due to $12.2 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets and a $7.6 million favorable change in noninterest income (loss), primarily due to a $4.2 million gain on acquisition and a $1.4 million increase in deposit fee income, which were a result of the Canyon National Acquisition that was consummated in February 2011.  Partially offsetting the above favorable items were an $8.0 million increase in noninterest expense as a result of the Canyon National Acquisition, which expenses were primarily associated with higher costs related to compensation of $4.7 million, other expense of $941,000 and premises and occupancy of $878,000, and a $1.2 million increase in provision for loan losses.

For 2012, our return on average assets was 1.52% and our return on average equity was 16.34%.  These returns were up from our 2011 returns of 1.12% on average assets and 12.91% on average equity and our 2010 returns of 0.53% on average assets and 5.57% on average equity.

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

Net interest income totaled $45.8 million in 2012, up $5.2 million or 12.7% from 2011, reflecting a higher net interest margin and a $98.9 million or 11.1% increase in average interest-earning assets.  The increase in average interest-earning assets was primarily related to newly originated loans, purchased loans and loans acquired in the Palm Desert National Acquisition.  Compared to 2011, our net interest margin increased 7 basis points to 4.62% in 2012, primarily as a result of a decrease in the costs on interest-bearing liabilities of 37 basis points to 0.77% which more than offset the decrease in the interest-earning asset yield of 28 basis points to 5.34%.  The decline in our interest-earning asset yield in 2012 was primarily from a lower yield on loans of 44 basis points, partially offset by an improved mix of higher yielding loans within interest-earning assets. The reduction in deposit costs is primarily associated with our acquisition of Palm Desert National Bank, which added $80.9 million in deposits at a weighted average cost of 42 basis points as of the closing of the transaction on April 27, 2012, excluding the runoff of $34.1 million in wholesale certificates of deposit in the month subsequent to the acquisition.

Net interest income totaled $40.6 million in 2011, up $12.2 million or 42.9% from 2010, reflecting a higher net interest margin and a $138.3 million or 18.3% increase in average interest-earning assets.  The increase in average interest-earning assets resulted primarily from the Canyon National Acquisition, which added $179.8 million in interest earning assets.  The net interest margin was 4.55% in 2011, up 78 basis points from 2010.  Compared to 2010, the increase in our net interest margin resulted from a decrease in the average costs on interest-bearing liabilities of 65 basis points to 1.13% and an increase in the yield on interest-earning assets of 17 basis points to 5.62%.  For 2011, the decrease in costs on our interest-bearing liabilities was mainly associated with a decline in our cost of deposits of 48 basis points from 1.51% to 1.03%, primarily as a result of the deposits acquired from Canyon National, which changed our deposit composition to have a higher mix of lower cost transaction accounts.  In addition, our cost of borrowings declined by 109 basis points in 2011, due to the pay down of higher cost borrowings as a result of the liquidity received in the Canyon National Acquisition.  The increase in yield on our interest-earning assets was mainly associated with a greater proportion of higher yielding loans to lower yielding investment securities in 2011, compared with such proportion in 2010.

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

	For the Year Ended December 31,
	2012			2011			2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$63,485	$110	0.17%	$61,014	$121	0.20%	$53,322	$120	0.23%
Federal funds sold	27	-	0.00%	6,821	5	0.07%	29	-	0.00%
Investment securities	142,534	3,178	2.23%	139,770	3,730	2.67%	157,782	4,474	2.84%
Loans receivable, net (1)	785,880	49,659	6.32%	685,434	46,369	6.76%	543,567	36,509	6.72%
Total interest-earning assets	991,926	52,947	5.34%	893,039	50,225	5.62%	754,700	41,103	5.45%
Noninterest-earning assets	44,203			49,340			41,349
Total assets	$1,036,129			$942,379			$796,049
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$160,851	-	0.00%	$106,291	-	0.00%	$43,537	-	0.00%
Interest-bearing:
Transaction accounts	309,467	1,075	0.35%	284,615	1,548	0.54%	189,030	1,710	0.90%
Retail certificates of deposit	410,895	4,776	1.16%	408,720	6,704	1.64%	400,556	7,871	1.97%
Wholesale/brokered certificates of deposit	547	2	0.37%	7,525	36	0.48%	2,699	30	1.11%
Total deposits	881,760	5,853	0.66%	807,151	8,288	1.03%	635,822	9,611	1.51%
FHLB advances and other borrowings	37,654	970	2.58%	35,130	998	2.84%	66,678	2,741	4.11%
Subordinated debentures	10,310	326	3.16%	10,310	310	3.01%	10,310	314	3.05%
Total borrowings	47,964	1,296	2.70%	45,440	1,308	2.88%	76,988	3,055	3.97%
Total interest-bearing liabilities	929,724	7,149	0.77%	852,591	9,596	1.13%	712,810	12,666	1.78%
Noninterest-bearing liabilities	9,848			7,902			7,208
Total liabilities	939,572			860,493			720,018
Stockholders' equity	96,557			81,886			76,031
Total liabilities and equity	$1,036,129			$942,379			$796,049
Net interest income		$45,798			$40,629			$28,437
Net interest rate spread			4.57%			4.49%			3.67%
Net interest margin			4.62%			4.55%			3.77%
Ratio of interest-earning assets to interest-bearing liabilities			106.69%			104.74%			105.88%

---------
(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in volume (changes in volume multiplied by prior rate);
·	Changes in interest rates (changes in interest rates multiplied by prior volume); and
·	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(16)	$5	$(11)	$(16)	$17	$1
Federal funds sold	(3)	(2)	(5)	5	-	5
Investment securities	(625)	73	(552)	(256)	(488)	(744)
Loans receivable, net	(3,215)	6,505	3,290	274	9,586	9,860
Total interest-earning assets	(3,859)	6,581	2,722	7	9,115	9,122
Interest-bearing liabilities
Transaction accounts	(604)	131	(473)	(1,007)	845	(162)
Retail certificates of deposit	(1,964)	36	(1,928)	(1,322)	155	(1,167)
Wholesale/brokered certificates of deposit	(7)	(27)	(34)	(24)	30	6
FHLB advances and other borrowings	(96)	68	(28)	(689)	(1,054)	(1,743)
Subordinated debentures	16	-	16	(4)	-	(4)
Total interest-bearing liabilities	(2,655)	208	(2,447)	(3,046)	(24)	(3,070)
Changes in net interest income	$(1,204)	$6,373	$5,169	$3,053	$9,139	$12,192

Provision for Loan Losses.  The Company recorded a $751,000 provision for loan losses for 2012, compared with a $3.3 million provision recorded in 2011.  Net loan charge-offs amounted to $1.3 million in 2012, down $2.3 million from $3.6 million experienced during 2011.  The loan charge-offs for 2012 primarily consisted of $855,000 of purchased loans and $410,000 of purchased credit impaired loans acquired in the Canyon National Acquisition and the Palm Desert National Acquisition.  The sluggish economic recovery in the markets in which we lend continue to adversely affect our borrowers and their businesses and, consequently, the collateral securing our loans.  These same economic conditions play a significant part in determining the amount to provision for an adequate level of ALLL at December 31, 2012.

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

Noninterest Income (Loss).  For 2012, our noninterest income totaled $12.6 million, compared with $6.5 million in 2011.  The increase of $6.1 million was primarily due to net gains of $628,000 from the sale of $28.2 million of loans in 2012, compared to losses of $3.6 million on the sale of $42.2 million loans in 2011; a larger bargain purchase pre-tax gain on acquisitions from the FDIC of $1.2 million and an improvement in other-than-temporary impairment loss on investment securities of $458,000.

For 2011, our noninterest income totaled $6.5 million, compared with noninterest loss of $1.1 million in 2010.  The favorable change of $7.6 million reflected a bargain purchase gain of $4.2 million on the Canyon National Acquisition and increases in deposit fee income of $1.4 million, loan servicing fee income of $660,000, other income of $596,000, gain on the sale of investment securities available for sale of $569,000 and an improvement in other-than-temporary impairment loss on investment securities of $470,000, partially offset by an increase in loss on the sale of loans of $273,000.  Increases in deposit fee, servicing fee and other income categories in 2011 were primarily related to the Canyon National Acquisition.

Noninterest Expense.  For 2012, noninterest expense totaled $31.9 million, up $5.0 million or 18.4% from 2011.  The increase was primarily related to a $3.1 million increase in compensation and benefits costs as a result of increased head count and termination costs from the Palm Desert National Acquisition and an expansion of our lending area to increase loan production; an increase in data processing and communication costs of $947,000, primarily from running two core systems and system conversion costs associated with the Palm Desert National Acquisition; an increase in legal and audit costs of $696,000; and an increase in premises and occupancy costs of $569,000, partially offset by a decrease in marketing expense of $429,000.  Of the total noninterest expense recorded during 2012, there were one-time costs of $500,000 relating to the Palm Desert National Acquisition and legal and audit expense of $404,000 relating to the pending acquisition of First Associations Bank (“FAB”).

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

Income Taxes.  The Company recorded income taxes of $10.0 million in 2012, compared with $6.4 million in 2011 and $2.1 million in 2010.  Our effective tax rate was 38.8% for 2012, and 37.7% for 2011 and 33.0% for 2010.  The effective tax rate in each year is affected by various items, including enterprise zone net interest deductions, interest expense related to payments of prior year taxes, and adjustments to income tax reserves related to management’s favorable assessment of our income tax exposure.  The net impact of these items were expense reductions of $613,000 in 2012, $577,000 in 2011 and $401,000 in 2010.  See Note 11 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

As a result of the Palm Desert National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $120.9 million, including $63.8 million of loans, $39.5 million of cash and cash equivalents, $11.5 million of OREO, $1.5 million in investment securities, including FHLB and Federal Reserve Bank stock, $840,000 of a core deposit intangibles, and $3.8 million of other types of assets.  Also as a result of the Palm Desert National Acquisition, the Bank assumed and recorded at acquisition date certain liabilities with a fair value of approximately $118.0 million, including $50.1 million in deposit transaction accounts, $30.8 million in retail certificates of deposit, $34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012, $2.4 million in deferred tax liability and $578,000 of other type of liabilities.

At December 31, 2012, total assets of the Company were $1.2 billion, up $212.7 million or 22.1% from total assets of $961.1 million at December 31, 2011.  The increase was primarily due to increases in loans held for investment of $244.1 million, partially offset by a decrease in investment securities of $31.6 million.  The increase in loans held for investment since year end 2011 was predominately related to an increase in warehouse repurchase facility loans of $128.2 million and the Palm Desert National Acquisition, which added $63.8 million in loans.

At December 31, 2012, total liabilities of the Company were $1.0 billion, compared with $874.4 million at December 31, 2011.  The $164.9 million, or 18.9%, increase during 2012 was due to increases in deposits of $75.9 million to $904.8 million and in FHLB advances and other borrowings of $87.0 million to $115.5 million.  The increase in deposits included $80.9 million in non-wholesale deposits associated with the Palm Desert National Acquisition.

At December 31, 2012, our stockholders’ equity amounted to $134.5 million, compared with $86.8 million at December 31, 2011.  The increase of $47.7 million or 55.0% in stockholders’ equity is primarily due to net income in 2012 of $15.8 million and $31.1 million in additional paid-in capital, primarily from the Corporation’s recently completed public offering of common stock. On December 11, 2012, the Corporation completed an underwritten public offering of 3.3 million shares of its common stock at a public offering price of $10.00 per share. The net proceeds from the offering after deducting underwriting discounts and commissions was $31.2 million.  During December of 2012, the Corporation injected $25.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital.  On January 9, 2013, the Corporation issued an additional 495,000 shares of its common stock at a public offering price of $10.00 per share in connection with the underwriters’ exercise of the over-allotment option granted to them as part of the offering.  The net proceeds from the over-allotment after deducting underwriting discounts and commissions was $4.7 million.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2012, our liquidity ratio was 10.13%, compared with 18.13% at December 31, 2011 and 32.04% at December 31, 2010.  The reduction in the liquidity ratio at December 31, 2012 compared to December 31, 2011 is primarily related to the Palm Desert National Acquisition whereby we added $115.0 million in deposits and as we repositioned investments in securities into loans during 2012.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2012, liquid assets of the Company represented approximately 8.21% of total assets, compared to 14.1% at December 31, 2011 and 21.6% at December 31, 2010.  At December 31, 2012, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $59.0 million, one reverse repo line with a correspondent bank of $50.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2012, we had a borrowing capacity of $237.3 million, based on collateral pledged at the FHLB, with $87.0 million outstanding in overnight borrowing.  The FHLB advance line is collateralized by eligible loan collateral and FHLB stock.  At December 31, 2012, we had approximately $343.8 million of loans pledged to secure FHLB borrowings.

At December 31, 2012, we had outstanding commitments to originate or purchase loans for $6.7 million, compared with $25,000 at December 31, 2011.

At December 31, 2012, the Company’s loan to deposit and borrowing ratio was 95.7%, compared with 85.1% at December 31, 2011.  The increase in the ratio from year-end 2011 to 2012 was primarily associated with an increase in loans that more than offset the increase in deposit and borrowing balances.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2012, totaled $285.3 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2012 and 2011, the Company had no brokered time deposits.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DFI determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $28.9 million at December 31, 2012.

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

At December 31, 2012, the Bank’s leverage capital amounted to $129.1 million and risk-based capital amounted to $137.0 million. At December 31, 2011, the Bank’s leverage capital was $88.8 million and risk-based capital was $97.4 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2012, the Bank’s total risk-based capital ratio was 13.79%, Tier 1 risk-based capital ratio was 12.99% and Tier I to adjusted tangible assets capital ratio was 12.07%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2012
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$87,000	$-	$-	$-	$87,000
Other borrowings	-	-	-	28,500	28,500
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	285,259	73,428	1,677	843	361,207
Operating leases	1,181	4,582	3,943	6,264	15,970
Total contractual cash obligations	$373,440	$78,010	$5,620	$45,917	$502,987

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2012
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments:
Home equity lines of credit	$-	$300	$1,255	$3,350	$4,905
Commercial lines of credit	29,946	7,228	462	86,065	123,701
Other lines of credit	68	64	-	376	508
Standby letters of credit	1,792	-	-	544	2,336
Total commitments	$31,806	$7,592	$1,717	$90,335	$131,450

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

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2012, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points ("BP"):

As of December 31, 2012
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$193,126	$(19,746)	(9.3)%	16.74%	-34 BP
+200 BP	199,992	(12,880)	(6.1)%	16.99%	-9 BP
+100 BP	212,938	66	0.0%	17.59%	51 BP
Static	212,872	--	--	17.08%	--
-100 BP	207,761	(5,111)	(2.4)%	16.52%	-56 BP
-200 BP	194,235	(18,637)	(8.8)%	15.42%	-166 BP
-300 BP	177,406	(35,466)	(16.7)%	14.11%	-297 BP

It is important to note that the above table is a summary of several forecasts and actual results may vary. The forecasts are based on estimates and assumptions of Management that may turn out to be different and may change over time. Factors affecting these estimates and assumptions include, but are not limited to (1) competitor behavior, (2) economic conditions both locally and nationally, (3) actions taken by the Federal Reserve, (4) customer behavior and (5) Management’s responses. Changes that vary significantly from the assumptions and estimates may have significant effects on the Company’s EVE.  Although the EVE measurement provides an indication of the Company’s interest rate risk exposure at a particular point in time, such measurement is not intended to provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results.

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2012. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans are based on maturity and re-pricing date. The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date. Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information. In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2012.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures. Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest. Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated. As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2012
	Maturities and Repricing
	2013	2014	2015	2016	2017		Total	Fair
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Balance	Value
	(dollars in thousands)
Selected Assets
Investments and federal funds, other than MBS	$11,347	$-	$-	$-	$86	$26,586	$38,019	$38,019
Weighted average interest rate	1.09%	0.00%	0.00%	0.00%	4.15%	3.06%	2.47%
Mortgage - backed securities
Fixed rate	$-	$-	$-	$12	$16	$42,736	$42,764	$42,764
Weighted average interest rate	0.00%	0.00%	0.00%	6.07%	5.32%	1.97%	1.98%
Mortgage - backed securities
Adjustable rate	$-	$6,403	$-	$4,124	$-	$4,030	$14,557	$14,557
Weighted average interest rate	0.00%	3.62%	0.00%	1.75%	0.00%	2.12%	2.67%
Gross Loans - fixed rate	$10,083	$5,621	$16,537	$10,572	$19,762	$73,456	$136,031	$127,306
Weighted average interest rate	5.56%	6.00%	6.18%	6.04%	6.96%	6.25%	6.27%
Gross Loans - adjustable rate	$593,879	$24,494	$22,342	$16,779	$157,494	$35,175	$850,163	$922,283
Weighted average interest rate	5.51%	6.36%	4.70%	4.75%	4.67%	4.69%	5.31%
Total interest-sensitive assets	$615,309	$36,518	$38,879	$31,487	$177,358	$181,983	$1,081,534	$1,144,929
Weighted average interest rate	5.43%	5.82%	5.33%	4.79%	4.93%	4.39%	5.16%

Selected Liabilities
Interest-bearing transaction accounts	$329,925	$-	$-	$-	$-	$-	$329,925	$329,925
Weighted average interest rate	0.29%	0.00%	0.00%	0.00%	0.00%	0.00%	0.29%
Certificates of deposit	$285,259	$60,117	$13,311	$534	$1,143	$843	$361,207	$581,558
Weighted average interest rate	0.92%	0.97%	2.69%	4.33%	1.33%	1.43%	1.00%
FHLB advances	$87,000	$-	$-	$-	$-	$-	$87,000	$87,000
Weighted average interest rate	0.28%	0.00%	0.00%	0.00%	0.00%	0.00%	0.28%
Other borrowings and subordinated debentures	$-	$-	$-	$-	$-	$38,810	$38,810	$36,240
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.22%	3.22%
Total interest-sensitive liabilities	$702,184	$60,117	$13,311	$534	$1,143	$39,653	$816,942	$1,034,723
Weighted average interest rate	0.54%	0.97%	2.69%	4.33%	1.33%	3.18%	0.74%
The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Premier Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2013, expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 14, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pacific Premier Bancorp and Subsidiaries
Irvine, California

We have audited Pacific Premier Bancorp and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 14, 2013

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2012	2011
Cash and due from banks	$59,325	$60,207
Federal funds sold	27	28
Cash and cash equivalents	59,352	60,235
Investment securities available for sale	84,066	115,645
FHLB stock/Federal Reserve Bank stock, at cost	11,247	12,475
Loans held for sale, net	3,681	-
Loans held for investment	982,207	738,589
Allowance for loan losses	(7,994)	(8,522)
Loans held for investment, net	974,213	730,067
Accrued interest receivable	4,126	3,885
Other real estate owned	2,258	1,231
Premises and equipment	8,575	9,819
Deferred income taxes	6,887	8,998
Bank owned life insurance	13,485	12,977
Intangible assets	2,626	2,069
Other assets	3,276	3,727
TOTAL ASSETS	$1,173,792	$961,128
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$213,636	$112,313
Interest bearing:
Transaction accounts	329,925	287,876
Retail certificates of deposit	361,207	428,688
Total deposits	904,768	828,877
FHLB advances and other borrowings	115,500	28,500
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	8,697	6,664
TOTAL LIABILITIES	1,039,275	874,351
COMMITMENTS AND CONTINGENCIES (Note 12)	-	-
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 13,661,648 shares at December 31, 2012, and 10,337,626 shares at December 31, 2011 issued and outstanding	137	103
Additional paid-in capital	107,453	76,310
Retained earnings	25,822	10,046
Accumulated other comprehensive income, net of tax of $772 at December 31, 2012, and $221 at December 31, 2011	1,105	318
TOTAL STOCKHOLDERS’ EQUITY	134,517	86,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,792	$961,128

See Notes to Consolidated financial Statements.

 PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 (dollars in thousands, except per share data)

 For the Years ended December 31,

 2012

 2011

 2010

 INTEREST INCOME

 Loans

$
49,659

$
46,369

$
36,509

 Investment securities and other interest-earning assets

3,288

3,856

4,594

 Total interest income

52,947

50,225

41,103

 INTEREST EXPENSE

 Interest-bearing deposits:

 Interest on transaction accounts

1,075

1,548

1,710

 Interest on certificates of deposit

4,778

6,740

7,901

 Total interest-bearing deposits

5,853

8,288

9,611

 FHLB advances and other borrowings

970

998

2,741

 Subordinated debentures

326

310

314

 Total interest expense

7,149

9,596

12,666

 NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

45,798

40,629

28,437

 PROVISION FOR LOAN LOSSES

751

3,255

2,092

 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

45,047

37,374

26,345

 NONINTEREST INCOME (LOSS)

 Loan servicing fees

941

1,060

400

 Deposit fees

1,940

2,195

817

 Net gain (loss) from sales of loans

628

(3,605
)

(3,332
)

 Net gain from sales of investment securities

1,953

1,589

1,020

 Other-than-temporary impairment loss on investment securities, net

(159
)

(617
)

(1,087
)

 Gain on FDIC transaction

5,340

4,189

-

 Other income

1,929

1,702

1,106

 Total noninterest income (loss)

12,572

6,513

(1,076
)

 NONINTEREST EXPENSE

 Compensation and benefits

16,281

13,205

8,483

 Premises and occupancy

4,070

3,501

2,623

 Data processing and communications

2,366

1,419

806

 Other real estate owned operations, net

1,653

1,497

1,371

 FDIC insurance premiums

638

809

1,258

 Legal and audit

2,134

1,438

1,134

 Marketing expense

858

1,287

786

 Office and postage expense

830

850

530

 Other expense

3,024

2,898

1,957

 Total noninterest expense

31,854

26,904

18,948

 INCOME BEFORE INCOME TAX

25,765

16,983

6,321

 INCOME TAX

9,989

6,411

2,083

 NET INCOME

$
15,776

$
10,572

$
4,238

 EARNINGS PER SHARE

 Basic

$
1.49

$
1.05

$
0.42

 Diluted

$
1.44

$
0.99

$
0.38

 WEIGHTED AVERAGE SHARES OUTSTANDING

 Basic

10,571,073

10,092,181

10,033,836

 Diluted

10,984,034

10,630,720

11,057,404

See Notes to Consolidated financial Statements.

 PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (dollars in thousands)

 For the Years ended December 31,

 2012

 2011

 2010

 Net Income

$
15,776

$
10,572

$
4,238

 Other comprehensive income (loss), net of tax:

 Unrealized holding gains on securities arising during the period, (net of income taxes of $1.4 million for 2012, $1.5 million for 2011 and $2.3 million for 2010)

1,939

2,170

1,429

 Reclassification adjustment for net gain on sale of securities included in net income, (net of income taxes of $801,000 for 2012, $651,000 for 2011 and $418,000 for 2010)

(1,152
)

(938
)

(602
)

 Net unrealized gain on securities, (net of income taxes of $551,000 for 2012, $860,000 for 2011 and $579,000 for 2010)

787

1,232

827

 Comprehensive Income

$
16,563

$
11,804

$
5,065

See Notes to Consolidated financial Statements.

 PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 FOR THE THREE YEARS ENDED DECEMBER 31, 2011

 (dollars in thousands)

 Common Stock

 Shares

 Common

 Stock

 Additional

 Paid-in Capital

 Accumulated Retained

 Earnings (Deficit)

 Accumulated Other Comprehensive

  Income (Loss)

 Total

  Stockholders’

 Equity

 Balance at December 31, 2009

10,033,836

$
100

$
79,907

$
(4,764
)

$
(1,741
)

$
73,502

 Net Income

4,238

4,238

 Other comprehensive income

827

827

 Share-based compensation expense

86

86

 Reclassification adjustment for Common Stock

(51
)

(51
)

 Balance at December 31, 2010

10,033,836

$
100

$
79,942

$
(526
)

$
(914
)

$
78,602

 Net Income

10,572

10,572

 Other comprehensive income

1,232

1,232

 Share-based compensation expense

208

208

 Repurchase of warrants

(3,660
)

(3,660
)

 Warrant exercise

366,400

4

270

274

 Repurchase of common stock

(72,000
)

(1
)

(450
)

(451
)

 Exercise of stock options

9,390

-

-

-

 Balance at December 31, 2011

10,337,626

$
103

$
76,310

$
10,046

$
318

$
86,777

 Net Income

15,776

15,776

 Other comprehensive income

787

787

 Share-based compensation expense

177

177

 Issuance of common stock

3,300,000

33

30,925

30,958

 Repurchase of common stock

(36,640
)

-

(195
)

(195
)

 Exercise of stock options

60,662

1

236

237

 Balance at December 31, 2012

13,661,648

$
137

$
107,453

$
25,822

$
1,105

$
134,517

See Notes to Consolidated financial Statements.

 PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

 For the Years ended December 31,

 2012

 2011

 2010

 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income

$
15,776

$
10,572

$
4,238

 Adjustments to net income:

 Depreciation and amortization expense

1,358

1,203

991

 Provision for loan losses

751

3,255

2,092

 Share-based compensation expense

177

208

86

 Loss on sale of other real estate owned

783

783

461

 Write down of other real estate owned

556

172

698

 (Gain) loss on sale and disposal of premises and equipment

(597
)

65

30

 Amortization of premium/discounts on securities held for sale, net

787

685

835

 Amortization of loan mark-to-market discount

(1,794
)

(1,600
)

-

 Gain on sale of investment securities available for sale

(1,953
)

(1,589
)

(1,020
)

 Other-than-temporary impairment loss on investment securities, net

159

617

1,087

 Recoveries on loans

236

402

221

 Proceeds from the sales of and principal payments from loans held for sale

8,582

-

-

 Gain on sale of loans held for sale

(164
)

-

-

 Purchase and origination of loans held for sale

(12,099
)

-

-

 (Gain) loss on sale of loans held for investment

(464
)

3,605

3,332

 Gain on FDIC transaction

(5,340
)

(4,189
)

-

 Deferred income tax provision (benefit)

1,560

1,244

(216
)

 Change in accrued expenses and other liabilities, net

2,033

(3,500
)

(3,113
)

 Income from bank owned life insurance, net

(508
)

(523
)

(528
)

 Change in accrued interest receivable and other assets, net

2,330

587

238

 Net cash provided by operating activities

12,169

11,997

9,432

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale and principal payments on loans held for investment

204,843

139,267

88,628

 Net change in undisbursed loan funds

47,805

15,377

21,984

 Purchase and origination of loans held for investment

(427,823
)

(185,896
)

(108,775
)

 Proceeds from sale of other real estate owned

12,318

14,794

5,751

 Principal payments on securities available for sale

16,039

14,842

21,562

 Purchase of securities available for sale

(96,438
)

(84,450
)

(156,347
)

 Proceeds from sale or maturity of securities available for sale

114,376

123,972

103,550

 Purchases of premises and equipment

(4,525
)

(2,822
)

(531
)

 Redemption (purchase) of Federal Reserve Bank stock

-

1,167

(420
)

 Redemption of Federal Home Loan Bank of San Francisco stock

2,553

1,014

1,416

 Cash acquired in FDIC transaction

39,491

26,389

-

 Net cash (used in) provided by investing activities

(91,361
)

63,654

(23,182
)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net (decrease) increase in deposit accounts

(39,691
)

(35,041
)

40,506

 Repayment of FHLB advances and other borrowings

-

(40,000
)

(63,000
)

 Proceeds from FHLB advances and other borrowings

87,000

-

40,000

 Proceeds from issuance of common stock, net of issuance cost

30,958

-

-

 Proceeds from exercise of stock options

237

274

-

 Warrants purchased and retired

-

(3,660
)

-

 Repurchase of common stock

(195
)

(451
)

-

 Net cash provided (used in) financing activities

78,309

(78,878
)

17,506

 Net increase (decrease) in Cash and cash equivalents

(883
)

(3,227
)

3,756

 Cash and cash equivalents, beginning of year

60,235

63,462

59,706

 Cash and cash equivalents, end of year

$
59,352

$
60,235

$
63,462

 SUPPLEMENTAL CASH FLOW DISCLOSURES

 Interest paid

$
7,162

$
9,576

$
12,711

 Income taxes paid

8,975

4,105

2,300

 Assets acquired (liabilities assumed) in FDIC transaction (See Note 3):

 Investment securities

101

14,076

-

 FRB and FHLB Stock

1,390

-

-

 FDIC receivable

167

2,838

-

 Loans

63,773

149,739

-

 Core deposit intangible

840

2,270

-

 Other real estate owned

11,533

11,953

-

 Fixed assets

-

42

-

 Other assets

3,656

1,599

-

 Deposits

(115,582
)

(204,678
)

-

 Other liabilities

(29
)

(39
)

-

 NONCASH INVESTING ACTIVITIES DURING THE PERIOD

 Transfers from loans to other real estate owned

$
3,151

$
4,995

$
3,564

 Investment securities available for sale purchased and not settled

$
-

$
-

$
5,125

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc., (the ‘‘Corporation’’) and its wholly owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’).  The Company accounts for its investments in its wholly-owned special purpose entity, PPBI Statutory Trust I, ( the “Trust”) using the equity method under which the subsidiary’s net earnings are recognized in the Company’s Statement of Operations and the investment in the Trust is included in Other Assets on the Company’s Balance Sheet.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business—The Corporation, a Delaware corporation organized in 1997, is a California-based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in real estate property loans and business loans.  At December 31, 2012, the Company had ten depository branches located in the cities of Irvine, Huntington Beach, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with account principles generally accepted in the United States of America (“U.S. GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and the results of operations for the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALLL”), the valuation of foreclosed real estate, other-than-temporary impairments (“OTTI”) on investment securities available for sale and the deferred tax asset.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold. At December 31, 2012, $17.5 million was allocated to cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held. The Company maintains amounts due from banks that exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2012 or 2011.

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

Securities Held for Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2012 or 2011.

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

Loans Held for Sale—The Company identifies at origination those loans which foreseeably may be sold prior to maturity as loans held for sale and records them at the lower of amortized cost or fair value.  Premiums paid and discounts obtained on such loans are deferred as an adjustment to the carrying value of the loans until the loans are sold.  Interest is recognized as revenue when earned according to the terms of the loans and when, in the opinion of management, it is collectible.  Loans are evaluated for collectability, and if appropriate, previously accrued interest is reversed.  The Company may sell loans which had been held for investment.  In such occurrences, the loans are transferred to the held for sale portfolio at the lower of amortized cost or fair value.  If any part of a decline in value of the loans transferred is due to credit deterioration, that decline is recorded as a charge-off to the ALLL at the time of transfer.  Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the basis of the loans sold. At December 31, 2012, there were $3.7 million in loans held for sale and zero at December 31, 2011.

Loans Held for Investment—Loans held for investment are carried at amortized cost, net of discounts and premiums, deferred loan origination fees and costs and ALLL.  Net deferred loan origination fees and costs on loans are amortized or accreted using the interest method over the expected life of the loans. Amortization of deferred loan fees and costs are discontinued for loans placed on nonaccrual.  Any remaining deferred fees or costs and prepayment fees associated with loans that payoff prior to contractual maturity are included in loan interest income in the period of payoff.  Loan commitment fees received to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.  Loans held for investment are not adjusted to the lower of cost or estimated market value because it is management's intention, and the Company has the ability, to hold these loans to maturity.

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

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the balance sheet date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.   Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  At December 31, 2012, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

Bank Owned Life Insurance—Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the net asset value is included in other assets and other noninterest income.

Comprehensive Income—Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income  is  a  more  inclusive  financial     reporting  methodology  that  includes  disclosure  of  other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company's available-for-sale investment securities are required to be included in other comprehensive income or loss.  Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated of Comprehensive Income

Share-Based Compensation—The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

Recent Accounting Pronouncements

During 2012, the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale.  The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU has no significant effect to the Company’s financial statement disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets.  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of this ASU has no significant effect to the Company’s financial statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  In December 2011, the FASB issued ASU 2011-12, which deferred the requirement to present reclassification adjustments on the statement of income. In January 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires supplemental disclosures for significant amounts reclassified out of accumulated other comprehensive income and is effective for the Company in first quarter 2013 with prospective application.  The Company adopted the remaining provisions of ASU 2011-05 in the third quarter of 2012 with retrospective application. This Update did not affect the Company’s consolidated financial results as it amends only the presentation of comprehensive income. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of this has no impact on the Company’s statements of condition.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles—Goodwill and Other (Topic 350)”, which provides entities with the option to perform a qualitative assessment of indefinite-lived intangible assets to test for impairment.  If, based on qualitative reviews, a company concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the company must complete quantitative steps to determine if the asset is impaired. If a company concludes otherwise, quantitative tests are not required. The Company’s adoption of this update did not affect the Company’s consolidated financial statements.

 In October 2012, the FASB issued ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution." The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The Company is required to adopt this update prospectively for the quarter ending March 31, 2013.  The update may result in revised disclosures in the Company's financial statements but will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassifications –Certain amounts reflected in the 2011 and 2010 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2012.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2012, the Bank continues to exceed the “well capitalized” standards for Tier I capital to adjusted tangible assets of 5.00%, Tier I risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

The Company’s and Bank’s actual capital amounts and ratios for the periods presented are set forth  in the table below:

 Actual

 Minimum Required for Capital Adequacy Purposes

 Required to be Well Capitalized Under Prompt Corrective Action Regulations

 Amount

 Ratio

 Amount

 Ratio

 Amount

 Ratio

 (dollars in thousands)

 At December 31, 2012

 Tier 1 Capital (to adjusted tangible assets)

 Bank

$
129,055

12.07
%

$
42,773

4.00
%

$
53,466

5.00
%

 Consolidated

135,883

12.71
%

42,771

4.00
%

N/A

N/A

 Tier 1 Risk-Based Capital (to risk-weighted assets)

 Bank

129,055

12.99
%

39,750

4.00
%

59,625

6.00
%

 Consolidated

135,883

13.61
%

39,924

4.00
%

N/A

N/A

 Total Capital (to risk-weighted assets)

 Bank

137,049

13.79
%

79,500

8.00
%

99,375

10.00
%

 Consolidated

144,004

14.43
%

79,848

8.00
%

N/A

N/A

 At December 31, 2011

 Tier 1 Capital (to adjusted tangible assets)

 Bank

$
88,793

9.44
%

$
37,640

4.00
%

$
47,050

5.00
%

 Consolidated

89,396

9.50
%

37,630

4.00
%

N/A

N/A

 Tier 1 Risk-Based Capital (to risk-weighted assets)

 Bank

88,793

11.68
%

30,408

4.00
%

45,611

6.00
%

 Consolidated

89,396

11.69
%

30,590

4.00
%

N/A

N/A

 Total Capital (to risk-weighted assets)

 Bank

97,378

12.81
%

60,815

8.00
%

76,019

10.00
%

 Consolidated

97,918

12.80
%

61,180

8.00
%

N/A

N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

 December 31, 2012

 Amortized

 Unrealized

 Unrealized

 Estimated

 Cost

 Gain

 Loss

 Fair Value

 (in thousands)

 Investment securities available for sale:

 U.S. Treasury

$
147

$
12

$
-

$
159

 Municipal bonds

25,401

1,186

(1
)

26,586

 Mortgage-backed securities

56,641

1,162

(482
)

57,321

 Total securities available for sale

82,189

2,360

(483
)

84,066

 FHLB stock

9,228

-

-

9,228

 Federal Reserve Bank stock

2,019

-

-

2,019

 Total equities held at cost

11,247

-

-

11,247

 Total securities

$
93,436

$
2,360

$
(483
)

$
95,313

 December 31, 2011

 Amortized

 Unrealized

 Unrealized

 Estimated

 Cost

 Gain

 Loss

 Fair Value

 (in thousands)

 Investment securities available for sale:

 U.S. Treasury

$
147

$
15

$
-

$
162

 Municipal bonds

23,354

788

(3
)

24,139

 Mortgage-backed securities

91,605

634

(895
)

91,344

 Total securities available for sale

115,106

1,437

(898
)

115,645

 FHLB stock

10,456

-

-

10,456

 Federal Reserve Bank stock

2,019

-

-

2,019

 Total equities held at cost

12,475

-

-

12,475

 Total securities

$
127,581

$
1,437

$
(898
)

$
128,120

At December 31, 2012, the Company had a $10.5 million investment in FHLB stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions.  During the years ended December 31, 2011 and 2012, the FHLB has repurchased $2.6 million of the Company’s excess FHLB stock through their stock repurchase program.

At December 31, 2012, mortgage-backed securities (“MBS”) with an estimated par value of $43.4 million and a fair value of $45.3 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security would have been written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  Securities with OTTI at December 31, 2012 consisted of 39 private label MBS with a book value of $823,000.  The Company realized OTTI losses of $159,000 in 2012.  Additionally, the Bank took an OTTI charge in 2011 of $617,000 and in 2010 of $1.1 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

 December 31, 2012

 Less than 12 months

 12 months or Longer

 Total

 Fair

 Gross Unrealized

 Fair

 Gross Unrealized

 Fair

 Gross Unrealized

 Number

 Value

 Holding Losses

 Number

 Value

 Holding Losses

 Number

 Value

 Holding Losses

 (dollars in thousands)

 Municipal bonds

1

$
292

$
(1
)

-

$
-

$
-

1

$
292

$
(1
)

 Mortgage-backed securities

2

15,128

(152
)

31

1,012

(330
)

33

16,140

(482
)

     Total

3

$
15,420

$
(153
)

31

$
1,012

$
(330
)

34

$
16,432

$
(483
)

 December 31, 2011

 Less than 12 months

 12 months or Longer

 Total

 Fair

 Gross Unrealized

 Fair

 Gross Unrealized

 Fair

 Gross Unrealized

 Number

 Value

 Holding Losses

 Number

 Value

 Holding Losses

 Number

 Value

 Holding Losses

 (dollars in thousands)

 Municipal bonds

1

$
1,175

$
(3
)

-

$
-

$
-

1

$
1,175

$
(3
)

 Mortgage-backed securities

18

24,583

(167
)

42

1,443

(728
)

60

26,026

(895
)

     Total

19

$
25,758

$
(170
)

42

$
1,443

$
(728
)

61

$
27,201

$
(898
)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2012, by contractual maturity are shown in the table below.

 One Year

 More than One

 More than Five Years

 More than

 or Less

 Year to Five Years

 to Ten Years

 Ten Years

 Total

 Amortized

 Fair

 Amortized

 Fair

 Amortized

 Fair

 Amortized

 Fair

 Amortized

 Fair

 Cost

 Value

 Cost

 Value

 Cost

 Value

 Cost

 Value

 Cost

 Value

 (dollars in thousands)

 Investment securities available for sale:

 U.S. Treasury

$
73

$
73

$
74

$
86

$
-

$
-

$
-

$
-

$
147

$
159

 Municipal bonds

-

-

-

-

762

774

24,639

25,812

25,401

26,586

 Mortgage-backed securities

-

-

69

73

3,703

3,715

52,869

53,533

56,641

57,321

 Total investment securities available for sale

73

73

143

159

4,465

4,489

77,508

79,345

82,189

84,066

 Stock:

 FHLB

9,228

9,228

-

-

-

-

-

-

9,228

9,228

 Federal Reserve Bank

2,019

2,019

-

-

-

-

-

-

2,019

2,019

  Total stock

11,247

11,247

-

-

-

-

-

-

11,247

11,247

 Total securities

$
11,320

$
11,320

$
143

$
159

$
4,465

$
4,489

$
77,508

$
79,345

$
93,436

$
95,313

    The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At December 31, 2012, the Company had accumulated other comprehensive income of $1.9 million, or $1.1 million net of tax, compared to accumulated other comprehensive income of $539,000 or $318,000 net of tax, at December 31, 2011.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

 2012

 2011

 (in thousands)

 Real estate loans:

 Multi-family

$
156,424

$
193,830

 Commercial non-owner occupied

253,409

164,341

 One-to-four family

97,463

60,027

 Construction

-

-

 Land

8,774

6,438

 Business loans:

 Commercial owner occupied

150,934

152,299

 Commercial and industrial

115,354

86,684

 Warehouse facilities

195,761

67,518

 SBA

6,882

4,727

 Other loans

1,193

3,390

 Total gross loans

986,194

739,254

 Plus (less):

 Loans held for sale

(3,681
)

-

 Deferred loan origination fees-net

(306
)

(665
)

 Allowance for estimated loan losses

(7,994
)

(8,522
)

 Loans held for investment, net

$
974,213

$
730,067

From time to time, the Company may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Company grants residential and commercial loans held for investment to customers located primarily in Southern California. Consequently, the underlying collateral for the Company’s loans and a borrower’s ability to repay may be impacted unfavorably by adverse changes in the economy and real estate market in the region.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $35.4 million for secured loans and $21.2 million for unsecured loans at December 31, 2012.  At December 31, 2012, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $33.4 million of secured credit.

Loans serviced for others are not included in the accompanying balance sheets.  The unpaid principal balance of loans and participations serviced for others were $25.8 million at December 31, 2012 and $26.5 million at December 31, 2011, for which the Bank has no capitalized servicing rights.

Concentration of Credit Risk

The Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Company maintains policies approved by the Board of Directors that address these concentrations and continues to diversify its loan portfolio through loan originations and purchases and sales of loans to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

Purchased Credit Impaired Loans

The Company has purchased loans as part of its acquisitions of Canyon National in 2011, and Palm Desert National in 2012 from the FDIC for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2012, 2011 and 2010 was as follows:

 For the Years Ended December 31,

 2012

 2011

 2010

(in thousands)

 Real estate loans:

 Commercial non-owner occupied

$
2,447

$
3,297

$
-

 One-to-four family

30

1,092

-

 Land

2,313

52

-

 Business loans:

 Commercial owner occupied

1,221

1,930

-

 Commercial and industrial

308

117

-

 Total purchase credit impaired

$
6,319

$
6,488

$
-

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

 Impaired Loans

 Recorded Investment

 Unpaid Principal Balance

 With Specific Allowance

 Without Specific Allowance

 Specific Allowance for Impaired Loans

 Average Recorded Investment

 Interest Income Recognized

 (in thousands)

 December 31, 2012

 Real estate loans:

 Multi-family

$
266

$
315

$
-

$
266

$
-

$
1,123

$
22

 Commercial non-owner occupied

670

746

-

670

-

1,031

59

 One-to-four family

948

960

541

407

395

720

59

 Business loans:

 Commercial owner occupied

-

-

-

-

-

444

-

 Commercial and industrial

593

707

287

306

270

203

29

 SBA

259

810

-

259

-

468

21

 Totals

$
2,736

$
3,538

$
828

$
1,908

$
665

$
3,989

$
190

 December 31, 2011

 Real estate loans:

 Multi-family

$
1,423

$
1,450

$
-

$
1,423

$
-

$
2,309

$
88

 Commercial non-owner occupied

1,495

1,592

-

1,495

-

2,283

198

 One-to-four family

521

705

-

521

-

311

47

 Business loans:

 Commercial owner occupied

1,641

1,771

-

1,641

-

1,635

64

 Commercial and industrial

1,138

1,321

-

1,138

-

373

62

 SBA

773

2,427

-

773

-

887

68

 Other loans

-

-

-

-

-

2

-

 Totals

$
6,991

$
9,266

$
-

$
6,991

$
-

$
7,811

$
528

 December 31, 2010

 Real estate loans:

 Multi-family

$
1,156

$
1,156

$
-

$
1,156

$
-

$
2,114

$
94

 Commercial investor

2,068

2,068

465

1,603

47

1,949

127

 One-to-four family

223

224

-

223

-

249

15

 Business loans:

 Commercial owner occupied

2,225

2,342

-

2,225

-

1,331

-

 Commercial and industrial

54

169

-

54

-

270

14

 SBA

1,092

1,751

-

1,092

-

969

14

 Totals

$
6,818

$
7,710

$
465

$
6,353

$
47

$
6,882

$
264

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

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructure.  Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent.  All loans are generally charged-off at the time that the loan is classified as a loss.  Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status at December 31, 2012 of $2.2 million, 2011 of $6.1 million, and 2010 of $3.3 million.  If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $405,000 in 2012, $413,000 in 2011, and $600,000 in 2010.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2012, 2011 and 2010.  The Company had no loans 90 day or more past due and still accruing at December 31, 2012 or 2011.  The Company has less than $99,000 in troubled debt restructures at December 31, 2012.

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

The Company maintains a comprehensive credit policy which sets forth minimum and maximum tolerances for key elements of loan risk.  The policy identifies and sets forth specific guidelines for analyzing each of the loan products the Company offers from both an individual and portfolio wide basis.  The credit policy is reviewed no less than annually by the Board of Directors.  Seasoned underwriters ensure all key risk factors are analyzed with most loan underwriting including a comprehensive global cash flow analysis.  The credit approval process mandates multiple-signature approval by either the management or Board credit committee for every loan which requires any subjective credit analysis.

Credit risk is managed within the loan portfolio by the Company’s Portfolio Management department based on a comprehensive credit and investment review policy.  This policy requires a program of financial data collection and analysis, comprehensive loan reviews, property and/or business inspections and monitoring of portfolio concentrations and trends.  The Portfolio Management department also monitors asset-based lines of credit, loan covenants and other conditions associated with the Company’s business loans to help ensure that the protections built into the loan approvals serve as the early warning and risk mitigation mechanisms.  Individual loans, excluding the homogeneous loan portfolio, are reviewed at least biennially, or more frequently, if deemed necessary, and includes the assignment of a risk grade.

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications as such classifications are defined by the federal banking regulatory agencies.  The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are reviewed regularly by the Company’s Credit and Investment Review committee, and are scrutinized by annual independent loan reviews performed by a third-party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

·
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

·
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

·
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

·
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

·	Loss - Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

The Portfolio Management department also manages loan performance risks, handling collections, workouts, bankruptcies and foreclosures.  These risks are controlled by moving quickly and assertively when problems are identified.  Collection efforts are immediate upon non-payment, and the portfolio managers seek to determine right away the appropriate steps to minimize the Company’s risk of loss.  When foreclosure will maximize the Company’s recovery for a non-performing loan, the portfolio managers will prosecute the foreclosure process, including any associated judicial legal actions.  When appropriate, the Company’s in-house counsel or outside legal advisors are consulted to ensure that legal risks are appropriately addressed in handling loan performance issues.

When a loan is graded as watch or worse, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the ALLL if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain updated valuations of underlying collateral for watch, special mention and classified loans on an annual or biennial basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2012	(in thousands)
Real estate loans:
Multi-family	$143,003	11,583	1,838	$156,424
Commercial non-owner occupied	240,585	687	12,137	253,409
One-to-four family	96,061	-	1,402	97,463
Land	8,762	-	12	8,774
Business loans:
Commercial owner occupied	136,330	2,674	11,930	150,934
Commercial and industrial	111,895	92	3,367	115,354
Warehouse facilities	195,761	-	-	195,761
SBA	6,819	-	63	6,882
Other loans	1,177	-	16	1,193
Totals	$940,393	$15,036	$30,765	$986,194

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2011	(in thousands)
Real estate loans:
Multi-family	$176,477	$13,286	$4,067	$193,830
Commercial non-owner occupied	160,051	676	3,614	164,341
One-to-four family	57,685	-	2,342	60,027
Land	6,386	-	52	6,438
Business loans:
Commercial owner occupied	138,975	5,689	7,635	152,299
Commercial and industrial	83,441	1,046	2,197	86,684
Warehouse facilities	67,518	-	-	67,518
SBA	4,548	-	179	4,727
Other loans	3,352	-	38	3,390
Totals	$698,433	$20,697	$20,124	$739,254

		Days Past Due
						Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2012	(in thousands)
Real estate loans:
Multi-family	$156,424	$-	$-	$-	$156,424	$266
Commercial non-owner occupied	253,409	-	-	-	253,409	670
One-to-four family	97,283	101	-	79	97,463	522
Land	8,774	-	-	-	8,774	127
Business loans:
Commercial owner occupied	150,689	-	245	-	150,934	14
Commercial and industrial	115,078	-	58	218	115,354	347
Warehouse facilities	195,761	-	-	-	195,761	-
SBA	6,697	-	-	185	6,882	259
Other loans	1,188	5	-	-	1,193	-
Totals	$985,303	$106	$303	$482	$986,194	$2,205

		Days Past Due
						Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2011
Real estate loans:
Multi-family	$193,830	$-	$-	$-	$193,830	$293
Commercial non-owner occupied	162,663	434	-	1,244	164,341	1,495
One-to-four family	59,503	201	-	323	60,027	323
Land	5,769	-	617	52	6,438	52
Business loans:
Commercial owner occupied	151,380	-	-	919	152,299	2,053
Commercial and industrial	85,615	12	-	1,057	86,684	1,177
Warehouse facilities	67,518				67,518	-
SBA	3,900	49	113	665	4,727	700
Other loans	3,386	3	1	-	3,390	-
Totals	$733,564	$699	$731	$4,260	$739,254	$6,093

5.  Allowance for Loan Losses

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

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$2,281	$1,287	$931	$39	$1,119	$1,361	$1,347	$80	$77	$8,522
Charge-offs	-	(88)	(371)	(145)	(265)	(512)	-	(132)	(2)	(1,515)
Recoveries	-	21	8	-	-	2	-	163	42	236
Provisions for (reduction in) loan losses	(1,136)	239	294	137	658	459	197	(32)	(65)	751
Balance, December 31, 2012	$1,145	$1,459	$862	$31	$1,512	$1,310	$1,544	$79	$52	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$395	$-	$-	$270	$-	$-	$-	$665
General portfolio allocation	1,145	1,459	467	31	1,512	1,040	1,544	79	52	7,329

Loans individually evaluated for impairment	266	670	948	-	-	593	-	259	-	2,736
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	41.67%	0.00%	0.00%	45.53%	0.00%	0.00%	0.00%	24.31%
Loans collectively evaluated for impairment	$156,158	$252,739	$96,515	$8,774	$150,934	$114,761	$195,761	$6,623	$1,193	$983,458
General reserves to total loans collectively evaluated for impairment	0.73%	0.58%	0.48%	0.35%	1.00%	0.91%	0.79%	1.19%	4.36%	0.75%

Total gross loans	$156,424	$253,409	$97,463	$8,774	$150,934	$115,354	$195,761	$6,882	$1,193	$986,194
Total allowance to gross loans	0.73%	0.58%	0.88%	0.35%	1.00%	1.14%	0.79%	1.15%	4.36%	0.81%

	Multi-family	Commercial non-owner occupied	One-to-four family	Land	Commercial owner occupied	Commercial and industrial	Warehouse	SBA	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2010	$2,729	$1,580	$332	$-	$1,687	$2,018	$338	$145	$50	$8,879
Charge-offs	(489)	(43)	(1,408)	(164)	(307)	(1,285)	-	(90)	(228)	(4,014)
Recoveries	-	-	142	23	-	9	-	211	17	402
Provisions for (reduction in) loan losses	41	(250)	1,865	180	(261)	619	1,009	(186)	238	3,255
Balance, December 31, 2011	$2,281	$1,287	$931	$39	$1,119	$1,361	$1,347	$80	$77	$8,522

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	$2,281	$1,287	$931	$39	$1,119	$1,361	$1,347	$80	$77	$8,522

Loans individually evaluated for impairment	$1,423	$1,495	$521	$-	$1,641	$1,138	$-	$773	$-	$6,991
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$192,407	$162,846	$59,506	$6,438	$150,658	$85,546	$67,518	$3,954	$3,390	$732,263
General reserves to total loans collectively evaluated for impairment	1.19%	0.79%	1.56%	0.61%	0.74%	1.59%	2.00%	2.02%	2.27%	1.16%

Total gross loans	$193,830	$164,341	$60,027	$6,438	$152,299	$86,684	$67,518	$4,727	$3,390	$739,254
Total allowance to gross loans	1.18%	0.78%	1.55%	0.61%	0.73%	1.57%	2.00%	1.69%	2.27%	1.15%

6. Other Real Estate Owned

Other real estate owned was $2.3 million at December 31, 2012 and $1.2 million at December 31, 2011.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2012	2011
	(in thousands)

Balance, beginning of year	$1,231	$34
Additions – foreclosures	14,684	16,948
Sales	(12,318)	(15,579)
Gain/(loss) on sale	(783)	-
Write downs	(556)	(172)
Balance, end of year	$2,258	$1,231

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2012	2011
	(in thousands)

Land	$200	$1,610
Premises	3,327	7,402
Leasehold improvements	4,123	2,530
Furniture, fixtures and equipment	6,114	4,687
Automobiles	192	155
Subtotal	13,956	16,384
Less: accumulated depreciation	(5,381)	(6,565)
Total	$8,575	$9,819

Depreciation expense for premises and equipment was $1.4 million for 2012, $1.2 million for 2011 and $991,000 for 2010.

8. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2012 Balance	Weighted Average Interest Rate	2011 Balance	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$213,636	0.00%	$112,313	0.00%
Interest-bearing checking	14,299	0.10%	63,620	0.23%
Money market	236,206	0.32%	132,509	0.66%
Regular passbook	79,420	0.22%	91,747	0.50%
Total transaction accounts	543,561	0.19%	400,189	0.37%
Certificates of deposit accounts
Up to $100,000	157,150	0.97%	199,823	1.38%
Over $100,000 to $250,000	148,531	1.02%	181,483	1.41%
Over $250,000	55,527	1.04%	47,382	1.34%
Total certificates of deposit accounts	361,207	1.00%	428,688	1.39%
Total deposits	$904,768	0.51%	$828,877	0.89%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2012 are as follows:
	Balance	Weighted average interest rate
	(in thousands)

Within 3 months	$58,610	0.96%
4 to 6 months	32,107	0.78%
7 to 12 months	194,542	0.93%
13 to 24 months	60,117	0.97%
25 to 36 months	13,311	2.69%
37 to 60 months	1,677	2.28%
Over 60 months	843	1.43%
Total	$361,207	1.00%

The average cost of deposits was 0.66% for 2012 and 1.03% for 2011.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2012	2011
	(in thousands)

Checking accounts	$82	$126
Passbook accounts	266	516
Money market accounts	727	906
Certificates of deposit accounts	4,778	6,740
Total	$5,853	$8,288

    Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $71,000 at December 31, 2012 and $78,000 at December 31, 2011.

9. Federal Home Loan Bank Advances and Other Borrowings

At December 31, 2012, the Company had $87.0 million FHLB borrowings, compared to zero at December 31, 2011.  The FHLB advances at December 31, 2012 were collateralized by real estate loans with an aggregate principal balance of $343.8 million and FHLB stock of $9.2 million.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)

Average balance outstanding	$9,154	$6,630
Maximum amount outstanding at any month-end during the year	87,000	35,000
Balance outstanding at end of year	87,000	-
Weighted average interest rate during the year	0.28%	0.80%

The Company had $343.8 million in loans available at the FHLB as collateral for additional available advances of $150.3 million as of December 31, 2012.

Credit facilities have been established with Citigroup, Barclays Bank and Union Bank. The outstanding credit facilities are secured by pledged investment securities. At December 31, 2012 and 2011, the Company had borrowings of $18.5 million with Citigroup, $10.0 million with Barclays Bank and an unused reverse repurchase facility with Union Bank of $50 million at December 31, 2012 and $20 million at December 31, 2011.  The outstanding borrowings are secured by MBS with an estimated fair value of $45.3 million.

At December 31, 2012, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $59.0 million and access through the Federal Reserve discount window to borrow $3.3 million.  At December 31, 2012 and 2011, the Company had no outstanding balances against these lines.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2012	2011
	(dollars in thousands)

Average balance outstanding	$28,500	$28,500
Maximum amount outstanding at any month-end during the year	28,500	28,500
Balance outstanding at end of year	28,500	28,500
Weighted average interest rate during the year	3.31%	3.32%

10. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 3.09% at December 31, 2012 and 3.15% at December 31 2011.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets. PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

11. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2012	2011	2010
	(in thousands)
Current income tax provision:
Federal	$6,403	$3,781	$1,697
State	2,026	1,386	602
Total current income tax provision	8,429	5,167	2,299
Deferred income tax provision (benefit):
Federal	1,262	899	(121)
State	298	345	(95)
Total deferred income tax provision (benefit)	1,560	1,244	(216)
Total income tax provision	$9,989	$6,411	$2,083

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2012	2011	2010
	(in thousands)

Statutory federal income tax provision	$8,760	$5,774	$2,149
California franchise tax, net of federal income tax effect	1,842	1,214	335
Other, including tax exempt income	(613)	(577)	(401)
Total income tax provision	$9,989	$6,411	$2,083

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2012	2011
	(in thousands)
Deferred tax assets:
Accrued expenses	$442	$652
Depreciation on premises and equipment	-	98
Net operating loss	3,673	4,283
Allowance for loan losses, net of bad debt charge-offs	3,390	3,507
State taxes	765	471
Capital loss on mutual funds	281	814
Other-than-temporary impairment	2,180	2,068
Restricted stock and options expense	6	6
Other	147	73
Total deferred tax assets	10,884	11,972
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(560)	(758)
Deferred FDIC gain	(2,367)	(1,641)
Depreciation	(111)	-
Unrealized gain on available for sale securities	(772)	(221)
Other	(187)	(354)
Total deferred tax liabilities	(3,997)	(2,974)
Net deferred tax asset	$6,887	$8,998

At December 31, 2012, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carryforward of approximately $9.6 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $4.7 million for California franchise tax purposes.  However, the state of California has suspended the net operating loss deduction utilization for the tax years 2008, 2009, 2010, and 2011.  The net operating loss deduction for the state is now scheduled to expire in 2017.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company are subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carryforward for federal and state tax purposes.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2012, tax years for 2009 through 2011 remain open to audit by the Internal Revenue Service and 2008 through 2011 by the California state tax authority.  Currently, the Bank is undergoing an examination of its 2007, 2008, and 2009 income tax returns by the California Franchise Tax Board.  In connection with the California Franchise Tax Board exam, the state disallowed our enterprise zone net interest deductions of $141,000 for the year ended December 31, 2005 and $121,000 for the year ended December 31, 2006, tax years 2005 and 2006. As part of the settlement with the FTB audit, the Bank settled for $198,528 related to the of tax years 2005 and 2006. During 2012, The Bank underwent an examination of its 2007, 2008, and 2009 income tax returns by the California Franchise Tax Board. After the examination, the State disallowed $96,117 for the year ended December 31, 2007and $117,141 for December 31, 2008 and $15,001 for December 31, 2009, tax years 2007, 2008 and 2009, which was accrued for at December 31, 2012.

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

In October 2012, a lawsuit was filed against the bank by a former employee, alleging wrongful termination on the basis of race, gender and disability (pregnancy). The plaintiff further alleges that the Bank did not reasonably accommodate her pregnancy or take reasonable steps necessary to prevent the alleged discrimination, harassment and retaliation. The lawsuit was filed in Orange County Superior Court. The complaint demands an unspecified amount of damages. The parties have agreed to arbitrate this matter with the American Arbitration Association.

The Company is not involved in any other pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2028.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2013	$1,181
2014	2,280
2015	2,302
2016	2,049
2017	1,894
Thereafter	6,264
Total	$15,970

Rental expense under all operating leases totaled $1.2 million for 2012, $926,000 for 2011, and $676,000 for 2010.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:

	2012	2011	2010
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$177	$208	$86
Total share-based compensation expense	177	208	86
Total share-based compensation expense, net of tax	$104	$123	$51

Diluted shares outstanding	10,984,034	10,630,720	11,057,404
Impact on diluted earnings per share	$0.010	$0.012	$0.005

Unrecognized compensation expense:
Stock option expense	$779	$86	$26
Total unrecognized share-based compensation expense	779	86	26
Total unrecognized share-based compensation expense, net of tax	$460	$51	$15

Employment Agreements—The Company has entered into a three-year employment agreement with its Chief Executive Officer (“CEO”).  This agreement provides for the payment of a base salary and a bonus based upon the CEO’s individual performance and the Company’s overall performance, provides a vehicle for the CEO’s use, and provides for the payment of severance benefits upon termination under specified circumstances.  Additionally, the Bank has entered into three-year employment agreements with the following executive officers: Chief Banking Officer, the Chief Financial Officer and the Chief Credit Officer.  The agreements provide for the payment of a base salary, a bonus based upon the individual’s performance and the overall performance of the Bank and the payment of severance benefits upon termination under specified circumstances.

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

13. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2012, 2011 and 2010, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $260,000 for 2012, $212,000 for 2011 and $148,000 for 2010.

On April 27, 2000, in an effort to attract and retain talented employees, the Board approved the combination of the 1996 Option Plan and the 1997 Option Plan into the 2000 Stock Incentive Plan.  At the 2000 Annual Meeting, the Company's shareholder approved 2000 Stock Incentive Plan.  Additionally, the Company increased the total shares available under the 2000 Incentive Plan to 975,000 shares.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”)—The 2004 Plan was approved by the Corporation’s stockholders in May 2004.  The 2004 Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2004 Plan will be in effect for a period of ten years from February 25, 2004, the date the 2004 Plan was adopted.  Options granted under the 2004 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the 2004 Plan vest at a rate of 33.3% per year.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012.  The 2012 Plan authorizes the granting of options equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted.  Options granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the 2012 Plan vest at a rate of 33.3% per year.

The 2000 Stock Incentive Plan, Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, and Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan are collectively the “Option Plans”.

Below is a summary of the activity in the Option Plans for the year ended December 31, 2012:
	2012		2011
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	568,500	$8.34	505,500	$8.61
Granted	190,000	7.87	66,000	6.32
Exercised	(60,662)	6.33	-	-
Forfeited & Expired	(25,504)	9.72	(3,000)	8.07
Options outstanding at the end of the year	672,334	$8.34	568,500	$8.34

Options exercisable at the end of the year	449,435		502,500

Weighted average remaining contractual life of options outstanding at end of year	5.6 Years		5.1 Years

The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlying securities) of options outstanding was $1.5 million at December 31, 2012, $184,000 at December 31, 2011, and $202,000 at December 31, 2010.

The amount charged against compensation expense in relation to the stock options was $177,000 for 2012 and $208,000 for 2011.  At December 31, 2012, unrecognized compensation expense related to the options is approximately $606,000 for 2013, $560,000 for 2014 and $329,000 for 2015.

There were no options granted under the Option Plans during 2010.  Options granted under the Option Plans during 2012 and 2011 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2012	2011

Expected volatility	23.14%	16.49% to 38.47%
Expected term	10.0 Years	10.0 Years
Expected dividends	None	None
Risk free rate	1.57%	1.92% to 3.50%
Weighted-average grant date fair value	$7.87	$1.80 to $3.47

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank.  The Salary Continuation Plan is unfunded.  The amounts expensed in 2012 and 2011 under the Salary Continuation Plan amounted to $80,000 and $77,000, respectively.  As of December 31, 2012 and 2011, $524,000 and $454,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan.  At December 31, 2012 the liability for the plan was $269,000 compared to $211,000, at December 31, 2011.  The interest expense for 2012 was $10,000, compared to $7,000 for 2011 and $5,000 for 2010.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2012 and 2011 was $33,000 and $32,000, respectively, for this plan.  As of December 31, 2012 and 2011, $70,000 and $58,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $127,000 at December 31, 2012 and $63,000 at December 31, 2011.

The Company’s commitments to extend credit at December 31, 2012 were $131.5 million and at December 31, 2011 was $73.1 million.  The 2012 balance is primarily composed of $72.2 million of undisbursed warehouse loans and $37.9 million of undisbursed C&I loans.

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

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2012 and 2011:

Cash and due from banks – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Securities Available for Sale – Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds.  Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying all the securities that the Company pricing service vendor cannot price due to lack of trade activity in these securities.

FHLB and Federal Reserve Bank Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock and are classified as Level 1.

Loans Held for Sale - The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale are classified as Level 2.

Loans Held for Investment— For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values resulting in a Level 2 classification. The carrying amount of accrued interest receivable approximates its fair value as a Level 2 classification.

Other real estate owned – Other real estate owned represents real estate which the Company has taken control of in partial or full satisfaction of loans.  At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate less costs to sell, which becomes the property’s new basis.  Fair values are generally based on third party appraisals of the property less any estimated selling costs and are classified as Level 2.

Accrued Interest Receivable/Payable – The carrying amount approximates fair value and are classified as Level 1.

Deposit Accounts— The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) resulting in a Level 1 classification.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits in a Level 2 classification.  The carrying amount of accrued interest payable approximates its fair value as a Level 2 classification.

FHLB Advances and Other Borrowings— For these instruments, the fair value of short term borrowings is estimated to be the carrying amount and is classified as Level 1.  The fair value of long term borrowings and debentures is determined using rates currently available for similar borrowings or debentures with similar credit risk and for the remaining maturities and are classified as Level 2.  The carrying amount of accrued interest payable approximates its fair value as a Level 2 classification.

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the balance by the current three-month LIBOR rate plus the current market spread.  The fair value is determined based on the maturity date as the Company does not currently have intentions to call the debenture and are classified as Level 2.

Off-balance sheet commitments and standby letters of credit – The majority of the Bank’s commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower.  The notional amount disclosed for off-balance sheet commitments and standby letters of credit is the amount available to be drawn down all lines and letters of credit.  The cost to assume is calculated at 10% of the notional amount and are classified as Level 2.

Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2012 and 2011.

	At December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,352	$59,352	$-	$-	$59,352
Securities available for sale	84,066	81,042	2,072	952	84,066
Federal Reserve Bank and FHLB stock, at cost	11,247	11,247	-	-	11,247
Loans held for sale, net	3,681	-	3,681	-	3,681
Loans held for investment, net	974,213	-	1,046,853	2,736	1,049,589
Other real estate owned	2,258	-	2,258	-	2,258
Accrued interest receivable	4,126	4,126	-	-	4,126
Liabilities:
Deposit accounts	904,768	548,101	363,382	-	911,483
FHLB advances	87,000	87,000	-	-	87,000
Other borrowings	28,500	-	31,267	-	31,267
Subordinated debentures	10,310	-	4,973	-	4,973
Accrued interest payable	142	142	-	-	142

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$131,450	$-	$13,145	$-	$13,145

	At December 31, 2011
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$60,235	$60,235	$-	$-	$60,235
Securities available for sale	115,645	111,725	2,929	991	115,645
Federal Reserve Bank and FHLB stock, at cost	12,475	12,475	-	-	12,475
Loans held for investment, net	730,067	-	787,918	6,991	794,909
Other real estate owned	1,231	-	1,231	-	1,231
Accrued interest receivable	3,885	3,885	-	-	3,885
Liabilities:
Deposit accounts	828,877	402,005	431,236	-	833,241
Other borrowings	28,500	-	31,361	-	31,361
Subordinated debentures	10,310	-	5,405	-	5,405
Accrued interest payable	147	147	-	-	147

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$73,053	$-	$7,305	$-	$7,305

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At December 31, 2012, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$81,042	$2,072	$952	$84,066
Total assets	$81,042	$2,072	$952	$84,066

	At December 31, 2011
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$111,725	$2,929	$991	$115,645
Total assets	$111,725	$2,929	$991	$115,645

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2012:

Marketable Securities	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(in thousands)
Beginning Balance, January 1, 2012	$991
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(159)
Included in other comprehensive income	380
Purchases, issuances, and settlements	(260)
Transfer in and/or out of Level 3	-
Ending Balance, December 31, 2012	$952

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2012:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$-	$2,736	$2,736
Other real estate owned	-	2,258	-	2,258
Total assets	$-	$8,675	$-	$8,675

16. Earnings Per Share

Earnings per share of common stock is calculated on both a basic and diluted basis based on the weighted average number of common and common equivalent shares outstanding, excluding common shares in treasury.  Basic earnings per share excludes dilution and is computed by dividing income available to stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from the issuance of common stock that then would share in earnings.

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options of 259,373 for the year ended December 31, 2012 and 404,166 for the year ended December 31, 2011, as the exercise prices exceeded the stock price at the end of each period

	Income/(Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2012:
Net income applicable to earnings per share	$15,776
Basic earnings per share: Income available to common stockholders	15,776	10,571,073	$1.49
Effect of dilutive securities: Warrants and stock option plans	-	412,961
Diluted earnings per share: Income available to common stockholders	$15,776	10,984,034	$1.44

For the year ended December 31, 2011:
Net income applicable to earnings per share	$10,572
Basic earnings per share: Income available to common stockholders	10,572	10,092,181	$1.05
Effect of dilutive securities: Warrants and stock option plans	-	538,539
Diluted earnings per share: Income available to common stockholders	$10,572	10,630,720	$0.99

For the year ended December 31, 2010:
Net income applicable to earnings per share	$4,238
Basic earnings per share: Income available to common stockholders	4,238	10,033,836	$0.42
Effect of dilutive securities: Warrants and stock option plans	-	1,023,568
Diluted earnings per share: Income available to common stockholders	$4,238	11,057,404	$0.38
17. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  There were no new loans made or outstanding to any officers or directors of the Company in 2012 or 2011.

At the end of 2012 and 2011, the Company had related party deposits of $1.2 million.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2012
Interest income	$12,116	$13,046	$13,626	$14,159
Interest expense	2,075	1,764	1,772	1,538
Provision for estimated loan losses	-	-	145	606
Noninterest income (loss)	939	6,529	1,910	3,194
Noninterest expense	6,641	8,205	8,031	8,977
Income tax provision	1,647	3,795	2,126	2,421
Net income	$2,692	$5,811	$3,462	$3,811
Earnings per share:
Basic	$0.26	$0.56	$0.34	$0.33
Diluted	$0.25	$0.55	$0.32	$0.32

For the year ended December 31, 2011
Interest income	$11,734	$12,809	$12,545	$13,137
Interest expense	2,632	2,473	2,314	2,177
Provision for estimated loan losses	106	1,300	1,322	527
Noninterest income (loss)	5,239	(1,093)	2,110	257
Noninterest expense	6,359	6,855	7,074	6,616
Income tax provision	3,104	303	1,485	1,519
Net income	$4,772	$785	$2,460	$2,555
Earnings per share:
Basic	$0.47	$0.08	$0.25	$0.25
Diluted	$0.44	$0.08	$0.23	$0.24

19. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary. The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)

	At December 31,
	2012	2011
	(in thousands)
Assets:
Cash and cash equivalents	$7,027	$604
Investment in subsidiaries	133,560	91,952
Deferred income taxes	4,129	4,222
Other assets	411	456
Total Assets	$145,127	$97,234
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	301	147
Total Liabilities	10,611	10,457
Total Stockholders’ Equity	134,516	86,777
Total Liabilities and Stockholders’ Equity	$145,127	$97,234

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Income:
Interest income	$4	$4	$9
Noninterest income	24	6	35
Total income	28	10	44
Expense:
Interest expense	326	310	314
Noninterest expense	1,138	546	488
Total expense	1,464	856	802
Loss before income tax provision	(1,436)	(846)	(758)
Income tax benefit	(591)	(349)	(312)
Net loss (parent only)	(845)	(497)	(446)
Equity in net earnings of subsidiaries	16,621	11,069	4,684
Net income	$15,776	$10,572	$4,238

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$15,776	$10,572	$4,238
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	177	208	86
Equity in net earnings of subsidiaries	(16,621)	(11,069)	(4,684)
Increase (decrease) in accrued expenses and other liabilities	154	(192)	81
Increase (decrease) in current and deferred taxes	93	352	(1)
Decrease (increase) in other assets	44	(128)	(53)
Net cash used in operating activities	(377)	(257)	(333)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	800	3,450	-
Proceeds from issuance of common stock, net of issuance cost	30,958	-	-
Repurchase Pacific Premier Bancorp Warrants	-	(3,660)	-
Repurchase of common stock	(195)	(451)	-
Proceeds from exercise of options and warrants	237	274	-
Capital contribution to Bank	(25,000)	-	-
Net cash provided by (used in) financing activities	6,800	(387)	-
Net increase (decrease) in cash and cash equivalents	6,423	(644)	(333)
Cash and cash equivalents, beginning of year	604	1,248	1,581
Cash and cash equivalents, end of year	$7,027	$604	$1,248

20. Acquisitions

Palm Desert National Bank

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank from the FDIC as receiver for Palm Desert National, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition. The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert national Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including:

·	$63.8 million of loans;
·	$39.5 million of cash and cash equivalents;
·	$11.5 million of OREO;
·	$1.5 million in investment securities, including Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock;
·	$840,000 of a core deposit intangible; and
·	$3.8 million of other types of assets.

Also as a result of the Palm Desert National Acquisition, the Bank assumed and recorded at acquisition date certain liabilities with a fair value of approximately $118.0 million, including:

·	$50.1 million in deposit transaction accounts;
·	$30.8 million in retail certificates of deposit;
·	$34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012;
·	$2.4 million in deferred tax liability; and
·	$578,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.  Final valuation and purchase price allocation adjustments are reflected in the table below:
April 27, 2012

Assets
Cash and cash equivalents	$22,071
Securities available for sale	100
Federal Reserve Bank and Federal Home Loan Bank stock	1,390
Loans	63,772
Other real estate owned	11,533
Core deposit intangible	840
Accrued interest receivable and other assets	3,658
Total Assets Acquired	$103,364
Liabilities
Deposits	$115,582
Other	29
Total Liabilities Assumed	115,611
Excess of liabilities assumed over assets acquired	12,247
Cash received from FDIC	17,420
FDIC receivable	167
Recorded gain on acquisition	$5,340

Canyon National Bank

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank from the FDIC as receiver for Canyon National, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011.  The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition. The Bank did not enter into any loss sharing agreements with the FDIC in connection with the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including:

·	$149.7 million of loans;
·	$16.1 million of a FDIC receivable;
·	$13.2 million of cash and cash equivalents;
·	$12.8 million of investment securities;
·	$12.0 million of OREO;
·	$2.3 million of a core deposit intangibles;
·	$1.5 million of other assets; and
·	$1.3 million of FHLB and Federal Reserve Bank stock.

Also as a result of the Canyon National Acquisition, the Bank assumed and recorded at acquisition date certain liabilities with a fair value of approximately $206.6 million, including:

·	$204.7 million of deposits;
·	$1.9 million in deferred tax liability; and
·	39,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.  Final valuation and purchase price allocation adjustments are reflected in the table below:

February 11, 2011

Assets
Cash and cash equivalents	$13,167
Securities available for sale	12,753
Federal Reserve Bank and Federal Home Loan Bank stock	1,323
Loans	149,740
Other real estate owned	11,953
Core deposit intangible	2,270
Accrued interest receivable and other assets	1,640
Total Assets Acquired	$192,846
Liabilities
Deposits	$204,678
Other	39
Total Liabilities Assumed	204,717
Excess of liabilities assumed over assets acquired	11,871
Cash received from FDIC	13,222
FDIC receivable	2,838
Recorded gain on acquisition	$4,189

21. Subsequent Events

Pacific Premier Bancorp, Inc. and First Associations Bank

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

The transaction is expected to close late in the first quarter of 2013, subject to satisfaction of the remaining customary closing conditions provided in the Merger Agreement. For additional information about the proposed acquisition of FAB, see the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2012 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

Pacific Premier Bancorp, Inc. and San Diego Trust Bank

On March 6, 2013, we announced that Pacific Premier Bancorp, Inc. has entered into a definitive agreement to acquire San Diego Trust Bank (OTCBB: SDBK), a San Diego, California, based state-chartered bank with $242.0 million in total assets and $187.9 million in total deposits at December 31, 2012.  This transaction will expand Pacific Premier’s banking footprint into San Diego County and is expected to further improve Pacific Premier’s deposit mix.

In connection with the signing of the definitive agreement, Pacific Premier entered into an employment agreement with San Diego Trust Bank’s current Chief Operating Officer Toby Reschan, which will become effective upon consummation of the acquisition.  Mr. Reschan will become the senior executive for Pacific Premier in the San Diego region going forward and will be responsible for overseeing the existing offices and continued expansion.  Michael E. Perry, San Diego Trust Bank's founder, Chairman, President and Chief Executive Officer, will remain engaged as a shareholder and supporter of the combined entity.

   At the time the definitive agreement was entered into, the acquisition of San Diego Trust Bank was valued at approximately $30.6 million.  San Diego Trust Bank shareholders will have a choice between electing to receive $13.41 per share in cash or 1.114x shares of PPBI common stock for each share of San Diego Trust Bank or a combination thereof, subject to the overall requirement that 50% of the consideration will be in the form of cash and 50% will be in the form of PPBI stock. The number of shares of Pacific Premier common stock to be issued to San Diego Trust Bank shareholders is based on a fixed exchange ratio provided that Pacific Premier’s stock price remains between $10.83 and $13.24 as measured by the 10-day average closing price immediately prior to closing of the transaction. The value of the stock portion of consideration will fluctuate based on the value of PPBI common stock. To the extent the average closing price of Pacific Premier common stock is outside this price range for Pacific Premier common stock, then the exchange ratio will adjust to reflect the increase or decrease of Pacific Premier common stock that is outside of this range.

On a pro forma combined basis with Pacific Premier’s pending acquisition of First Associations Bank and the proposed acquisition of San Diego Trust Bank, Pacific Premier would have total assets of $1.7 billion, total loans outstanding of $1.0 billion and total deposits of $1.4 billion as of December 31, 2012 (unaudited).

The transaction is expected to close late in the second quarter of 2013 or in the third quarter of 2013, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of San Diego Trust Bank shareholders. Directors and executive officers of San Diego Trust Bank have entered into agreements with Pacific Premier and San Diego Trust Bank whereby they committed to vote their shares of San Diego Trust Bank common stock in favor of the acquisition. For additional information about the proposed acquisition of San Diego Trust Bank, you should carefully read the definitive merger agreement that we filed with the Securities and Exchange Commission SEC on Form 8-K on March 6, 2013.

Public Offering of Securities

On December 11, 2012, the Corporation completed an underwritten public offering of 3.3 million shares of its common stock at a public offering price of $10.00 per share. The net proceeds from the offering after deducting underwriting discounts and commissions was $31.2 million.  During December of 2012, the Corporation injected $25.0 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital.  On January 9, 2013, the Corporation issued an additional 495,000 shares of its common stock at a public offering price of $10.00 per share in connection with the underwriters’ exercise of the over-allotment option granted to them as part of the offering. The net proceeds from the over-allotment after deducting underwriting discounts and commissions was $4.7 million.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2012.  Vavrinek, Trine, Day & Co., LLP’s audit report appears in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the fourth quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pacific Premier Board of Directors

Kenneth A. Boudreau, 63, has served as a member of the Company’s Board since 2005. Mr. Boudreau retired in 2012 and is providing management consulting services to the commercial aerospace industry.  He was previously President of Coast Composites, Inc., a manufacturing concern in Irvine, California. He joined Coast Composites in 2008 after a 12-year career with M. C. Gill Corporation, a manufacturing concern in El Monte, California, where he last served as President and Chief Executive Officer.  Mr. Boudreau joined M. C. Gill Corporation in 1996 as its Chief Financial Officer, assumed progressive responsibilities over time, and was named President and Chief Executive Officer in 2002. Mr. Boudreau had previously been employed by The Quikset Organization in Irvine, California for 15 years where he was initially hired as their controller and advanced to lead their subsidiaries with $40 million in revenue. Mr. Boudreau is a CPA in California, and was employed by Deloitte & Touche before joining The Quikset Organization. He obtained his B.A. degree in Business Administration from California State University, Fullerton.

Steven R. Gardner, 52, has been the President and Chief Executive Officer of the Company and the Bank since the third quarter of 2000, and has served as a director of the Company since 2000. Prior to joining us in February 2000 as Chief Operating Officer, Mr. Gardner was Senior Vice President at Hawthorne Financial since 1997. Mr. Gardner has served in management positions in credit administration, portfolio management, lending production and operations as well as risk management for the past 26 years.  Mr. Gardner currently holds the position of Secretary for the Independent Community Bankers of America (ICBA) and is a member of the Federal Reserve Bank of San Francisco's Community Depository Institutions Advisory Council (CDIAC).  Mr. Gardner holds a B.A. degree from California State University, Fullerton and attended graduate school at California State University, Long Beach.

Joseph L. Garrett, 64, has served as a director for the Company since his recent appointment to the Board of Directors by the Board on March 28, 2012.  Mr. Garrett was the President, Chief Executive Officer and a member of the Board of Directors for both American Liberty Bank and Sequoia National Bank.  He also served as a member of the Board of Directors for Hamilton Savings Bank.  Since 2003, Mr. Garrett has been a principal at Garrett, McAuley & Co., which provides mortgage banking advisory services to commercial banks, thrifts, and mortgage banking companies.  Mr. Garrett received his A.B. and M.B.A. from the University of California (Berkeley) and his M.A. from the University of Washington (Seattle).

John D. Goddard, 74, has served as a director for the Company since 1988.  Mr. Goddard has been a Certified Public Accountant for the past 43 years. Mr. Goddard was initially employed by W.C. Brassfield, CPA from 1962 to 1965.  He formed the partnership, Brassfield and Goddard, CPAs in 1965 and continued practicing there until September 1976. The firm incorporated into Goddard Accountancy Corporation, CPAs where Mr. Goddard practiced and served as President from September 1976 until December 2003. The corporation merged with the firm of Soren McAdam Christenson, LLP in January 2004. Mr. Goddard retired on January 1, 2008 from full-time practice as a CPA and now works part-time on a consulting basis.

Jeff C. Jones, 58, has served as a member of the Company’s Board since July 2006, and became Chairman of the Board in August 2012. Mr. Jones is the current Managing Partner and current Executive Committee member of, and partner in, the regional accounting firm Frazer, LLP, which he has been with since 1977. Mr. Jones has over 30 years of experience in servicing small and medium sized business clients primarily within the real estate, construction, and agricultural industries. Mr. Jones is a past president of Inland Exchange, Inc., an accommodator corporation, and has served on the Board of Directors of Moore Stephens North America, Inc. Mr. Jones holds a B.S. degree in Business Administration from Lewis and Clark College in Portland, Oregon, and a Masters of Business Taxation from Golden Gate University. Mr. Jones is a CPA in California, is licensed as a life insurance agent and holds a Series 7 securities license.

Michael L. McKennon, 52, has served as a member of the Company’s Board since 2004, and currently chairs our Audit Committee. Mr. McKennon is a partner with the Newport Beach public accounting firm of dbbmckennon, a registered firm of the PCAOB. Prior thereto, Mr. McKennon was a founding partner of the Irvine, California accounting firm of McKennon Wilson & Morgan LLP, a registered firm of the PCAOB. Mr. McKennon, a CPA in the state of California, has been responsible for audit and accounting practices since 1998 in these firms. Mr. McKennon was previously employed by the accounting firm of PricewaterhouseCoopers LLP and Arthur Andersen & Co. Mr. McKennon has 28 years experience in private and public accounting, auditing and consulting in Southern California. He obtained his B.A. degree in Business Administration from California State University, Fullerton.

Pacific Premier Executive Officers Who Are Not Serving As Directors

Kent Smith, 51, Executive Vice President/Chief Financial Officer and Treasurer, was hired in September 2009. Mr. Smith serves as Chairman of our Asset Liability Committee. Prior to joining the Bank, Mr. Smith worked for sixteen years for Downey Savings and Loan Association as a Senior Vice President, Controller, Assistant Controller, Financial Reporting Manager and Senior Technical Auditor. Mr. Smith served as Vice President, Loan Accounting Manager for FarWest Savings and Loan and as a Senior Accountant for Deloitte and Touche. Mr. Smith obtained his B.A. degree in Accounting from Brigham Young University.

Edward Wilcox, 46, Executive Vice President/Chief Operating Officer, was hired in August 2003 as the Bank’s Senior Vice President and Chief Credit Officer. In September 2004, Mr. Wilcox was promoted to Executive Vice President and was responsible for overseeing loan and deposit production. In the fourth quarter of 2005, Mr. Wilcox was promoted to Chief Banking Officer and assumed responsibility of the branch network. In March 2013, Mr. Wilcox was promoted to Chief Operating Officer and assumed responsibility for the day-to-day operations of the Bank.  Prior to joining us, Mr. Wilcox served as Loan Production Manager at Hawthorne Savings for two years and as the Secondary Marketing Manager at First Fidelity Investment & Loan for five years. Mr. Wilcox has an additional nine years of experience in real estate banking including positions as Asset Manager, REO Manager and Real Estate Analyst at various financial institutions.  Mr. Wilcox obtained his B.A. degree in Finance from New Mexico State University.

Mike Karr, 44, Executive Vice President/Chief Credit Officer, was hired in April 2006.  Mr. Karr oversees the Bank’s credit functions and has responsibility for all lending and portfolio operations.  He is the Chairman of our Credit Committee and our Credit and Investment Review Committee.  Prior to joining the Bank, Mr. Karr worked for Fremont Investment & Loan for 11 years as Vice President in charge of their Commercial Real Estate Asset Management department.  Mr. Karr obtained his B.A. degree in Economics and Government, cum laude, from Claremont McKenna College and his Masters in Business Administration from the University of California, Irvine.

Corporate Governance

We value strong corporate governance principles and adhere to the highest ethical standards. These principles and standards, along with our core values of fairness and caring, assist us in achieving our corporate mission. To foster strong corporate governance and business ethics, our Board of Directors continues to take many steps to strengthen and enhance our corporate governance practices and principles. As part of the Company’s continuous effort to improve its corporate governance practices, in 2012, upon the Board’s recommendation, our stockholders approved certain amendments to the Company’s Certificate of Incorporation to (i) declassify the Board of Directors so that directors will serve for a one-year term, beginning with the 2013 Annual Meeting of Stockholders, (ii) eliminate the voting limit applicable to stockholders who beneficially own in excess of 10% of our common stock, (iii) reduce various voting thresholds for stockholder approval of certain matters under the Certificate of Incorporation, (iv) eliminate the current provisions of Article EIGHTH (which governs business combinations with interested stockholders) and replace it with a statement of the Company’s express intention to be governed by Section 203 of the Delaware General Corporation Law, and (v) remove Article NINTH from the Certificate of Incorporation (which enumerates factors that the Board of Directors may consider in connection with certain proposed corporate transactions). In addition, we have adopted Corporate Governance Guidelines to achieve the following goals:

·	to promote the effective functioning of the Board of Directors;
·	to ensure that the Company conducts all of its business in accordance with the highest ethical and legal standards; and
·	to enhance long-term stockholder value.

The full text of our Corporate Governance Guidelines is available on our website at www.ppbi.com under the Investor Relations section.  Our stockholders may also obtain a written copy of the guidelines at no cost by writing to us at 17901 Von Karman, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Nominating Committee of our Board of Directors administers our Corporate Governance Guidelines, reviews performance under the guidelines and the content of the guidelines annually and, when appropriate, recommends updates and revisions to our Board of Directors.

Director Qualifications, Diversity and Nomination Process.  Our Nominating Committee is responsible for reviewing with the Board of Directors annually the appropriate skills and characteristics required of the Board members, and for selecting, evaluating and recommending nominees for election by our stockholders. The Nominating Committee has authority to retain a third-party search firm to identify or evaluate, or assist in identifying and evaluating, potential nominees if it so desires, although it has not done so to date.

In evaluating both the current directors and the nominees for director, the Nominating Committee considers such other relevant factors as it deems appropriate, including the current composition of the Board, the need for Audit Committee expertise, and the director qualification guidelines set forth in the Company’s Corporate Governance Policy.  Under the Company’s Governance Policy, the factors considered by the Nominating Committee and the Board in its review of potential nominees and directors include: integrity and independence; substantial accomplishments, and prior or current association with institutions noted for their excellence; demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment; the background and experience of candidates, particularly in areas important to the operation of the Company such as business, education, finance, government, law or banking; the ability to make a significant and immediate contribution to the Board’s discussions and decision-making; special skills, expertise or background that add to and complement the range of skills, expertise and background of the existing directors; career success that demonstrates the ability to make the kind of important and sensitive judgments that the Board is called upon to make; and the availability and energy necessary to perform his or her duties as a director.  In addition, the Nominating Committee and the Board believes the composition of the Board should reflect sensitivity to the need for diversity as to gender, ethnic background and experience. Application of these factors involves the exercise of judgment by the Board and cannot be measured in any mathematical or routine way.

In connection with the evaluation of nominees, the Nominating Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the Nominating Committee, in concert with the Company’s Chief Executive Officer, interviews prospective nominees. After completing its evaluation, the Nominating Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the Nominating Committee.

For each of the nominees to the Board and the current directors, the biographies shown above highlight the experiences and qualifications that were among the most important to the Nominating Committee in concluding that the nominee or the director should serve or continue to serve as a director of the Company.  The table below supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Nominating Committee in evaluating a board candidate.

	Boudreau	Gardner	Garrett	Goddard	Jones	McKennon
Experience, Qualifications, Skill or Attribute
Professional standing in chosen field	X	X	X	X	X	X
Expertise in financial services or related industry		X	X	X	X	X
Audit Committee Financial Expert (actual or potential)	X	X		X	X	X
Civic and community involvement	X	X	X	X		X
Other public company experience	X	X				X
Leadership and team building skills	X	X	X	X	X	X
Specific skills/knowledge:
- finance	X	X	X	X	X	X
- marketing		X
- public affairs			X
- human resources	X	X
- governance	X	X	X	X		X

    Our stockholders may propose director candidates for consideration by the Company’s Nominating Committee by submitting the individual’s name and qualifications to our Secretary at 17901 Von Karman, Suite 1200, Irvine, CA 92614. Our Nominating Committee will consider all director candidates properly submitted by our stockholders in accordance with our bylaws and Corporate Governance Guidelines.

Pacific Premier Board of Directors Independence.  The boards of directors of Pacific Premier and the Bank currently have six (6) directors serving, all of whom are elected annually and will continue to serve until their successors are elected and qualified. Pacific Premier’s Corporate Governance Guidelines require that the Pacific Premier board of directors consist predominantly of non-management directors. This means directors who are not currently, and have not been, employed by Pacific Premier during the most recent three years. Currently, Pacific Premier’s President and Chief Executive Officer, Mr. Gardner, is the only director who is also a member of Pacific Premier and Bank management.

In addition, the Pacific Premier Corporate Governance Guidelines require that a majority of the Pacific Premier board of directors consist of “independent directors” as defined under the NASDAQ Stock Market rules. No director will be “independent” unless the Pacific Premier board of directors affirmatively determines that the director meets the categorical standards set forth in the NASDAQ rules and otherwise has no relationship with Pacific Premier that, in the opinion of the Pacific Premier board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and has no material relationship with Pacific Premier, either directly or as a partner, stockholder or officer of an organization that has a relationship with Pacific Premier.

The Nominating Committee is responsible for the annual review, together with the Pacific Premier board of directors, of the appropriate criteria and standards for determining director independence consistent with the NASDAQ Stock Market rules. As previously disclosed, this review was completed in 2012 with respect to each of the directors currently serving on the Pacific Premier board of directors and it determined that Kenneth A. Boudreau, Joseph L. Garrett, John D. Goddard, Jeff C. Jones and Michael L. McKennon were independent and had no material relationships with Pacific Premier. The Nominating Committee and the Pacific Premier board of directors will conduct its evaluation of director independence with respect to each director nominee it proposes to nominate for consideration of Pacific Premier stockholders for election at the 2013 annual meeting, which nominations have yet to be determined.

Responsibilities of the Board of Directors.  In addition to each director’s basic duties of care and loyalty, the Board of Directors has separate and specific obligations enumerated in our Corporate Governance Guidelines. Among other things, these obligations require directors to effectively monitor management’s capabilities, compensation, leadership and performance, without undermining management’s ability to successfully operate the business. In addition, our Board and its committees have the authority to retain and establish the fees of outside legal, accounting or other advisors, as necessary to carry out their responsibilities.

The directors are expected to avoid any action, position or interest that conflicts with an interest of the Company, or gives the appearance of a conflict. As a result, our directors must disclose all business relationships with the Company and with any other person doing business with us to the entire Board and to recuse themselves from discussions and decisions affecting those relationships. We periodically solicit information from directors in order to monitor potential conflicts of interest and to confirm director independence.

Board of Directors Leadership Structure.  As a result of amendments to our Certificate of Incorporation approved by our stockholders at the 2012 Annual Meeting of Stockholders, our directors serve one-year terms and are elected at each annual meeting of our stockholders.  The size of the Board is designated by the Board, but shall be seven in the absence of such designation. Vacancies on the Board may be filled by a majority of the remaining directors. A director elected to fill a vacancy, or a new directorship created by an increase in the size of the Board, serves until the next annual meeting of stockholders.

Our Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board of Directors and Chief Executive Officer. Our Board retains the discretion to make this determination on a case-by-case basis from time to time as it deems to be in the best interests of the Company and our stockholders at any given time. The Board currently believes that separating the positions of CEO and Chairman is the best structure to fit the Company’s needs. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

Board of Directors Risk Oversight.  The understanding, identification and management of risk are essential elements for the successful management of our Company. The entire Board of Directors is responsible for oversight of the Company’s risk management processes. The Board delegates many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for monitoring business risk practices and legal and ethical programs. In this way, The Audit Committee helps the Board fulfill its risk oversight responsibilities relating to the Company’s financial statements, financial reporting process and regulatory requirements. The Audit Committee also oversees our corporate compliance programs, as well as the internal audit function. In addition to the Audit Committee’s work in overseeing risk management, our full Board regularly engages in discussions of the most significant risks that the Company is facing and how these risks are being managed, and the board receives reports on risk management from senior officers of the Company and from the chair of the Audit Committee. The board receives periodic assessments from the Company’s ongoing enterprise risk management process that are designed to identify potential events that may affect the achievement of the Company’s objectives. In addition, our Board and its standing committees periodically request supplemental information or reports as they deem appropriate.

Communication With Directors.  Individuals may submit communications to any individual director, including our presiding Chairman, our Board of Directors as a group, or a specified Board committee or group of directors, including our non-management directors, by sending the communications in writing to the following address: Pacific Premier Bancorp, Inc., 17901 Von Karman, Suite 1200, Irvine, California 92614. All correspondence should indicate to whom it is addressed. The Company’s Corporate Secretary will sort the Board correspondence to classify it based on the following categories into which it falls: stockholder correspondence, commercial correspondence, regulator correspondence or customer correspondence. Each classification of correspondence will be handled in accordance with a policy unanimously approved by the Board.

Board Meetings and Executive Sessions.  Our Board of Directors currently holds twelve full Board meetings each year. All of our directors are encouraged to attend each meeting in person. Our management provides all directors with an agenda and appropriate written materials sufficiently in advance of the meetings to permit meaningful review. Any director may submit topics or request changes to the preliminary agenda as he or she deems appropriate in order to ensure that the interests and needs of non-management directors are appropriately addressed. To ensure active and effective participation, all of our directors are expected to arrive at each Board and committee meeting having reviewed and analyzed the materials for the meeting.  During 2012, our Board of Directors met thirteen times, and all of our directors attended 100% of the aggregate of the total number of meetings of the Board of Directors held during his tenure in office during the last fiscal year and the total number of all meetings held by all committees of the Board of Directors on which he served during such year.

It is the Company’s policy that the independent directors of the Company meet in executive sessions without management at least twice on an annual basis in conjunction with regularly scheduled board meetings.  Executive sessions at which the independent directors meet with the Chief Executive Officer also may be scheduled.  During 2012, the independent directors met twice in executive session without the presence of management.

Director Attendance at Company Annual Meetings.  All of our directors are encouraged to attend every Company annual meeting of stockholders.  All of our directors attended our 2012 Annual Meeting of Stockholders.

Director Contact with Management.  All of our directors are invited to contact our Chief Executive Officer and or any of our executive or senior level managers at any time to discuss any aspect of our business. In addition, there generally are frequent opportunities for directors to meet with other members of our management team.

Corporate Code of Business Conduct and Ethics.  We have implemented a Code of Business Conduct and Ethics applicable to our directors, Chief Executive Officer, Chief Financial Officer, other senior management, and to all of our officers and employees. Our Code of Business Conduct and Ethics provides fundamental ethical principles to which these individuals are expected to adhere.  Our Code of Business Conduct and Ethics operates as a tool to help our directors, officers, and employees understand and adhere to the high ethical standards required for employment by, or association with, the Company and the Bank. Our Code of Business Conduct and Ethics is available on our website at www.ppbi.com under the Investor Relations section. Our stockholders may also obtain written copies at no cost by writing to us at 17901 Von Karman, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000. Any future changes or amendments to our Code of Business Conduct and Ethics and any waiver that applies to one of our senior financial officers or a member of our Board of Directors will be posted to our website.

Committees of the Board of Directors

Nominating & Corporate
Audit	Compensation	Governance

Kenneth A. Boudreau	Kenneth A. Boudreau	Kenneth A. Boudreau
Jeff C. Jones	John D. Goddard *	John D. Goddard
Michael L. McKennon *		Ronald G. Skipper *
4 meetings held in 2012	1 meeting held in 2012	1 meeting held in 2012

                                 ____________________________________________________
                             *   Chairperson

A description of the general functions of each of the Company’s Board committees and the composition of each committee is set forth below.

Audit Committee.  The Audit Committee is responsible for selecting and communicating with the Company’s independent auditors, reporting to the Board on the general financial condition of the Company and the results of the annual audit, and ensuring that the Company's activities are being conducted in accordance with applicable laws and regulations. The internal auditor of the Bank participates in the Audit Committee meetings.  A copy of the Audit Committee charter can be found on the Company’s website at www.ppbi.com under the Investor Relations section.

No member of the Audit Committee receives any consulting, advisory or other compensation or fee from the Company other than fees for service as member of the Board of Directors, committee member or officer of the Board.  Each of the Audit Committee members is considered “independent” under the NASDAQ listing standards and rules of the SEC.  The Board of Directors has determined that Mr. McKennon satisfies the requirements established by the SEC for qualification as an “audit committee financial expert”.

Compensation Committee.  The Compensation Committee reviews the amount and composition of director compensation from time to time and makes recommendations to the Board when it concludes changes are needed. In recommending director compensation, the Compensation Committee considers the potential negative effect on director independence if director compensation and perquisites exceed customary levels.  The Compensation Committee also (i) has oversight responsibility for the Bank’s compensation policies, benefits and practices, (ii) reviews the Chief Executive Officer’s recommendations concerning individual incentive awards of officers directly reporting to him, (iii) approves all stock option and restricted stock grants, (iv) has oversight responsibility for management planning and succession, and (v) determines the annual salary, the annual bonus, stock options, and restricted stock grants of the Chief Executive Officer (“CEO”) , Chief Financial Officer (“CFO”), Chief Operating Officer (“COO”), Chief Banking Officer (“CBO”), and Chief Credit Officer (“CCO”).   A copy of the Compensation Committee charter can be found on the Company’s website at www.ppbi.com under the Investor Relations section.

Nominating and Corporate Governance Committee.  The Nominating Committee has oversight responsibility for nominating candidates as directors and to determine satisfaction of independence requirements.  The Nominating Committee has adopted a written charter.  A copy of the charter and the Company’s Corporate Governance Guidelines can both be found on the Company’s website at www.ppbi.com under the Investor Relations section.

The primary responsibilities of our Nominating Committee include:

·	assisting the Board in identifying and screening qualified candidates to serve as directors, including considering stockholder nominees;

·	recommending to the Board candidates for election or reelection to the Board or to fill vacancies on the Board;

·	aiding in attracting qualified candidates to serve on the Board;

·	making recommendations to the Board concerning corporate governance principles;

·	periodically assessing the effectiveness of the Board in meeting its responsibilities representing the long-term interests of the stockholders; and

·	following the end of each fiscal year, providing the Board with an assessment of the Board’s performance and the performance of the Board committees.

Compensation Committee Interlocks and Insider Participation

For 2012, the Pacific Premier Compensation Committee, or the Compensation Committee, was comprised of Messrs. Boudreau and Goddard both served on the Pacific Premier Compensation Committee for all of 2012, and Mr. Jones who was appointed to the Compensation Committee in December, 2012 after Mr. Ronald Skipper resigned from the Pacific Premier board of directors on July 26, 2012.  None of these individuals is or has been an officer or employee of Pacific Premier during the last fiscal year or as of the date of Annual Report, or is serving or has served as a member of the compensation committee of another entity that has an executive officer serving on the Compensation Committee. No executive officer of Pacific Premier served as a director of another entity that had an executive officer serving on the Compensation Committee. Finally, no executive officer of Pacific Premier served as a member of the compensation committee of another entity that had an executive officer serving as a director of Pacific Premier.

Committee Independence and Additional Information

The Company’s Audit, Nominating and Compensation Committees are currently composed entirely of “independent” directors, as defined by our Corporate Governance Guidelines and applicable NASDAQ and SEC rules and regulations. Our Compensation Committee, Audit and Nominating Committees each have a written charter, which may be obtained on our website at www.ppbi.com under the Investor Relations section. Company stockholders may also obtain written copies of the charters at no cost by writing to us at 17901 Von Karman, Suite 1200, Irvine, California 92614, Attention: Investor Relations Department, or by calling (949) 864-8000.

The Chair of each committee is responsible for establishing committee agendas. The agenda, meeting materials and the minutes of each committee meeting are furnished in advance to all of our directors, and each committee chair reports on his or her committee’s activities to the full Board.

Compensation of Non-Employee Directors

The Pacific Premier board of directors, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Pacific Premier board of directors and its committees.  In establishing director compensation, the Pacific Premier board of directors and the Compensation Committee are guided by the following goals:

·	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
·	Compensation should align the directors’ interests with the long-term interests of stockholders; and
·	Compensation should assist with attracting and retaining qualified directors.

The Compensation Committee and the Pacific Premier board of directors most recently completed this process in November 2012, and determined that the Pacific Premier director compensation for 2013 will change from 2012 as detailed below.  Pacific Premier does not pay director compensation to directors who are also employees. Below are the elements of compensation paid to nonemployee directors for their service on the Pacific Premier board of directors.

Cash Compensation.  Company non-employee directors will receive the following cash payments in 2013 for their service on the Pacific Premier board of directors and board committees:

·	An annual cash retainer of $33,000, paid quarterly, for service on the Pacific Premier board;
·	An annual cash retainer of $40,000, paid quarterly, to the Chairman of the Pacific Premier board of directors;
·	An annual cash retainer of $6,000, paid quarterly, to the Chairman of the audit committee; and
·	An annual cash retainer of $2,000, paid quarterly, to the members of the audit committee.

During 2012, Pacific Premier did not provide perquisites to any director in an amount that is reportable under applicable Commission rules and regulations. All non-employee directors are entitled to reimbursement for travel expense incurred in attending Pacific Premier board of directors and board committee meetings.

Stock Compensation. Each non-employee director is eligible for a grant of either options to purchase Pacific Premier common stock or shares of restricted stock issued from the Pacific Premier 2012 Long-Term Incentive Plan or 2004 Long-Term Incentive Plan, as recommended by the Compensation Committee. The options and restricted stock that Pacific Premier awards to its directors vest in equal thirds over three years on each anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances. All awards are made based on the closing market price on the date of grant.

In June 2012, stock options were awarded to Pacific Premier’s named executive officers and directors. The Pacific Premier directors awards at June 5, 2012 were:

Name	# of Options	Strike Price
Kenneth A. Boudreau	2,500	$7.87
John D. Goddard	2,500	$7.87
Joseph L. Garrett	2,500	$7.87
Jeff C. Jones	2,500	$7.87
Michael L. McKennon	2,500	$7.87
Ronald G. Skipper*	2,500	$7.87

Stock Ownership Guidelines for Directors. The Pacific Premier board of directors adopted director stock ownership guidelines in March 2012, which require that its directors should own shares of Pacific Premier common stock having a value of at least equal to five times the director’s annual retainer. Directors have (i) five years from the date the guideline was adopted, or March 2017, or (ii) for new directors, five years after joining the Pacific Premier board of directors to meet the guidelines. As of December 31, 2012, all directors met the guidelines.

Long-Term Care Insurance Plan.  As more fully described under the heading “Long-Term Care Insurance” of “Executive Compensation” below, the Bank implemented in September 2006 a Long-Term Care Insurance Plan for the directors of the Bank and for Messrs. Gardner and Wilcox. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest. See “Deferred Compensation Plan” below. The plan premium expense for 2012 was $14,378.

Aggregate Director Compensation in 2012. In accordance with applicable Commission rules and regulations, the following table reports all compensation Pacific Premier paid during 2012 to its non-employee directors.

2012 DIRECTOR COMPENSATION
Name (4)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)

Kenneth A. Boudreau (1)	30,000	-	6,753	-	5,025	-	41,778
Joseph L. Garrett	25,000	-	6,753	-	-	-	31,753
John D. Goddard	30,000	-	6,753	-	1,132	-	37,885
David L. Hardin *	5,000		-		-	-	5,000
Jeff C. Jones	33,500	-	6,753	-	1,132	-	41,385
Michael L. McKennon (1)	32,000	-	6,753	-	5,505	-	44,258
Ronald G. Skipper **	21,000	-	6,753	-	-	-	27,753
Total	176,500	-	40,518	-	12,794	-	229,812

* Mr. Hardin resigned from the Boards of Directors of the Company and the Bank effective March 8, 2012.
** Mr. Skipper retired from the Boards of Directors of the Company and the Bank effective July 26, 2012. None of the options granted in 2012 to Mr. Skipper were vested at the time of his resignation and were therefore forfeit.

_________________________________________

(1)
Mr. McKennon started deferring a portion of his Bank Board fees in September 2006. Mr. Boudreau started deferring a portion of his Bank Board fees in January 2008.  The deferment program allows a director to defer his or her normal monthly Board fees into an account that earns the rate of prime plus one percent.  At December 31, 2012, Mr. McKennon had deferred $128,000 of fees and had earned $7,025 on that deferment and Mr. Boudreau had deferred $120,000 of fees and had earned $5,702 on that deferment.

(2)
The value of options granted in 2012 was determined based upon the aggregate grant date fair value as computed pursuant to FASB ASC Topic 718. “Refer to Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the assumptions underlying the option award valuations.

(3)	Represents the above market earnings in fiscal year 2012. Above market earnings represent earnings greater than 120% of the 10-year Treasury Note during 2012.

(4)
As of December 31, 2012, each of the directors held options to purchase the Company’s common stock as follows:  Mr. Boudreau – 18,500; Mr. Garrett – 2,500; Mr. Goddard – 29,500; Mr. Jones – 18,500; and Mr. McKennon – 26,500.

Deferred Compensation Plan

The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows non-employee directors to defer board of directors’ fees and provides for additional contributions from any opt-out portion of the Long-Term Care Insurance Plan. See “Long-Term Care Insurance Plan” under “Executive Compensation” below. The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation. The Directors’ Deferred Compensation Plan is unfunded. Pacific Premier is under no obligation to make matching contributions to the Directors’ Deferred Compensation Plan. As of December 31, 2012, the unfunded liability for the plan was $268,727 and the interest expense for 2012 was $10,104. The table below shows the totals for the Deferred Compensation Plan contributions and earnings for the year ended December 31, 2012.

2012 NONQUALIFIED DIRECTOR DEFERRED COMPENSATION
Name	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End ($)	Director Contributions in Last Fiscal Year ($)	Long-Term Care Insurance Plan Opt Out Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Kenneth A. Boudreau	104,678	24,000	-	5,025	-	133,703
Joseph L. Garrett	-	-	-	-	-	-
John D. Goddard	24,249	-	4,000	1,132	-	29,381
David L. Hardin *	-	-	-	-	-	-
Jeff C. Jones	24,249	-	4,000	1,132	-	29,381
Michael L. McKennon	115,043	24,000	1,498	5,505	-	146,046
Ronald G. Skipper **	-	-	-	-	-	-
Total	268,219	48,000	9,498	12,794	-	338,511

* Mr. Hardin resigned from the Boards of Directors of the Company and the Bank effective March 8, 2012.
** Mr. Skipper retired from the Boards of Directors of the Company and the Bank effective July 26, 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports and on written representations from such reporting persons, we believe that during 2012,  all such persons filed all ownership reports and reported all transactions on a timely basis.

We maintain a code of ethics applicable to our Board of Directors, principal executive officer, and principal financial officer, as well as all of our other employees. Our code of ethics can be found on our internet website located at www.ppbi.com.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

The following discussion and analysis of compensation arrangements of our Named Executive Officers for 2012, which we refer to as the CD&A, should be read together with the compensation tables and related disclosures set forth below.  This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.  The Compensation Committee may adopt from time to time additional compensation arrangements or modify current compensation arrangements with our Named Executive Officers based upon its evaluation of the need for such modifications to achieve the objectives of our compensation program discussed below.

Compensation Philosophy and Objectives, and Process for Making Compensation Decisions.  This CD&A provides an overview and analysis of our compensation program and policies, the material decisions we have made under those programs and policies with respect to our Named Executive Officers, and the material factors we considered in making those decisions.  We discuss within this CD&A the various elements included in executive compensation and how we determined those elements.  We also discuss the roles of the Compensation Committee and our CEO in this process.

We believe that the most effective executive compensation program is one that enables us to attract, retain and motivate our Named Executive Officers to achieve the Company’s long-term and strategic goals and enhance long-term stockholder value.  We intend for our compensation program to align executives’ interests with those of the stockholders by rewarding performance for implementing the Company’s various strategies, with the ultimate goal of improving long-term stockholder value.  We evaluate both performance and compensation to ensure that we maintain our ability to attract and retain employees in key positions, and to ensure that compensation provided to key employees keeps these employees focused on franchise value creation.

Periodically we review executive compensation among our peers, generally covering the twenty-fifth, fiftieth and seventy-fifth percentile figures.  We do not target a specific level of compensation percentile, as we factor in each executive's roles, responsibilities, performance and experience, as well as corporate performance and other factors necessary to attract, motivate, retain and reward such individuals.

The mix of pay elements allows our Compensation Committee to use both cash (base pay and discretionary annual cash incentives) and equity (stock options) to encourage and motivate executives to achieve both the short-term and long-term business objectives of the Company.  The Compensation Committee reviews the Company and individual performance each year using a broad range of performance metrics in order to arrive at a level of discretionary annual cash incentives for each officer which reflect performance for that year, which the Committee believes allows for substantial flexibility and a comprehensive approach to compensation management.  The Committee also determines whether equity awards should be awarded in any given year when considering outstanding awards, the availability of awards, Company performance, individual performance, the overall risk profile of the compensation arrangements, and the alignment of executive officer pay with long-term stockholder returns.  A substantial portion of potential Named Executive Officer compensation is performance-based and in the form of short and long-term incentives.

Our Compensation Committee believes that this approach provides the flexibility necessary to reward executives based on potentially very different economic environments while pursuing our business and strategic objectives.

Our Named Executive Officers for 2013 consist of Steven R. Gardner, our CEO, Kent J. Smith, our CFO, Eddie Wilcox, our COO, and Mike Karr, our CCO.  We refer to Messrs. Gardner, Smith, Wilcox, and Karr in Annual Report as our Named Executive Officers.

Roles of the Compensation Committee and Compensation Consultants.  The Compensation Committee reviews and makes decisions with respect to salaries, cash incentives, equity incentives and employee benefits for our Named Executive Officers.  The Compensation Committee has the authority to engage consultants as necessary and to request other information as needed to fairly measure, monitor and control the overall compensation of the Named Executive Officers.  During 2012, the Compensation Committee engaged Pearl Meyer & Partners (“PM&P”), consulting firm specializing in compensation program design and evaluation for the financial services industry, to assist in establishing targeted aggregate levels and components of executive compensation.  PM&P performed studies of compensation for executive officers at comparable peer group publicly-traded financial institutions to assist the Compensation Committee in evaluating and determining appropriate market-level compensation.

The 2012 data was developed by PM&P from public filings by selected Peer Banks, which the Compensation Committee considers appropriate comparators for the purposes of developing executive compensation benchmarks.  Peer Banks were selected based on size (total assets), location (California), loan portfolio and commercial banking focus.  The results of the PM&P studies provided the Compensation Committee with context for determining the total compensation for our Named Executive Officers for 2012 and 2013.

The following banking institutions comprised the peer group for the PM&P study:

-Bank of Marin Bancorp	-BofI Holding, Inc.
-Bridge Capital Holdings	-California United Bank
- Central Valley Community Bancorp	-Farmers & Merchants Bancorp
-First California Financial Group, Inc.	-First Northern Community Bancorp
-First PacTrust Bancorp	-FNB Bancorp
-Heritage Commerce Corp	-Kaiser Federal Financial Group, Inc.
-Pacific Mercantile Bancorp	-Preferred Bank
-Provident Financial Holdings, Inc.	-Sierra Bancorp
-TriCo Bancshares

The Compensation Committee independently evaluated the various components and levels of compensation for CEOs and CFOs within the peer group focusing on base salary, annual incentive (bonus) and equity compensation as well as benefits and retirement plans.  Based on the Committee’s independent evaluation, findings included in PM&P’s analysis, and the recommendations of the CEO (in the case of the CFO, CBO and CCO), the Compensation Committee established compensation levels for our Named Executive Officers.  These established levels included parameters of base salaries, annual cash incentives, equity incentive awards, retirement plans and other benefits, and other executive benefits (including perquisites) that were appropriate for the Named Executive Officers and in alignment with our compensation philosophy.

Role of Executive Officers in Compensation Decisions. The Compensation Committee makes the compensation decisions for the Named Executive Officers as set forth in the Summary Compensation Table below.  The CEO reviews the performance of the CFO, COO, CBO, and CCO annually and makes recommendations on salary adjustments and annual award amounts, which are presented to the Compensation Committee.  The Compensation Committee then exercises its discretion and modifies any recommendations, adjustments, or awards to the CFO, COO, CBO, and CCO, to align any such adjustment or award with the overall compensation philosophies of the Company.

Key Features of our Executive Compensation Plans.  The Compensation Committee believes that our executive compensation program includes key features that align the interests of the Named Executive Officers and our long-term strategic direction with stockholders and does not include features that could misalign their interests.

· Named Executive Officer pay is aligned with performance:

o Officer pay reflects performance achieved in financial results (through the discretionary annual cash bonus plan and equity awards)

· Compensation is targeted to the market:

o Total compensation opportunities are similar to those of our peer companies, which are similar in size

· A significant portion of pay is tied to incentives:

o The Company provides both annual cash incentive opportunities as well as equity awards to motivate performance

· Committee has flexibility on compensation decisions:

o The Compensation Committee retains flexibility in the discretionary annual cash incentive and determination of equity awards to reflect Company and individual performance

· Annual incentives are capped:

o Named Executive Officers are limited in the amount of annual cash incentive they can receive in accordance with their employee contract

· Compensation is balanced

o The compensation program provides a mix of fixed compensation and short- and long-term variable compensation to mitigate excessive risk taking behavior

· Limited benefits and perquisites are provided

· No tax gross-ups are provided

· No option repricing without stockholder approval is allowed

· No hedging of Company stock is allowed

· No pledging of Company stock is allowed

· Stock Ownership Guidelines encourage ownership

o The CEO must own the amount of shares of common stock at least equal to three times his salary and directors must own the amount of shares of common stock at least equal to five times their retainers

Elements of Compensation.  For fiscal year ended December 31, 2012, the principal elements of compensation for the Named Executive Officers were:

·	Base salary;
·	Annual discretionary cash incentive awards;
·	Long-term equity incentive awards,
·	Retirement plans and other benefits; and
·	Other executive benefits, such as perquisites and severance benefits.

Base Salary.  The Company provides the Named Executive Officers and all other employees with base salary to compensate them for services rendered during the fiscal year.  Base salary ranges for the Named Executive Officers are determined by using market assessments and internal evaluations for each executive based on his position, experience, anticipated contributions and responsibilities.

As part of its review of base salaries for the Named Executive Officers, the Compensation Committee considers:

·	market data provided by public proxy information which may be confirmed or reviewed by independent sources;
·	scope of the roles, duties and responsibilities of the executive and the impact these duties have on both the short and long term performance of the Company; and
·	individual performance of the executive and Company performance.

Except as determined by the terms of the employment agreements with our Named Executive Officers, salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

The following table reflects base salaries increases approved by the Compensation Committee during 2012:

Name	Title	2012	2013	% Change

Steven R. Gardner	President and Chief Executive Officer	$415,000	$445,000	7.00%
Kent J. Smith	Executive Vice President and Chief Financial Officer	$205,000	$225,000	10.00%
Eddie Wilcox	Executive Vice President and Chief Operating Officer*	$235,000	$245,000	5.00%
Mike Karr	Executive Vice President and Chief Credit Officer	$195,000	$208,000	7.00%

                         *Mr. Wilcox served as Chief Banking Officer prior to his promotion to Chief Operating Officer in March 2013.

Incentive Compensation.  Pacific Premier’s incentive compensation is designed to provide cash (short-term) and equity-based (long-term) incentive compensation to:

·	promote high performance on a risk adjusted basis and achievement of the our strategic plans by our Named Executive Officers and key employees;
·	encourage the growth of stockholder value; and
·	allow key employees to participate as an equity stockholder in the long-term growth and profitability of Pacific Premier.

Annual Incentive Cash Awards.  The Compensation Committee oversees establishment of annual discretionary incentive cash awards that are designed to motivate short-term performance and retain talent. In 2012, the Compensation Committee focused on both Pacific Premier’s performance compared to select peer banks performance, as well as the Named Executive Officers’ performance in light of the key areas of implementation of the strategic plan such as new business account acquisition, new relationship account growth, core deposit growth, loan portfolio diversification, loan quality, as well as the overall risk mitigation and management practices.

The Compensation Committee analyzed the Bank’s financial performance compared to Pacific Premier’s 2012 budget and financial forecast and the peer banks and referenced the increasingly challenging environment for financial institutions.

When determining the Named Executive Officers’ discretionary cash awards, the Compensation Committee also took into consideration all components of compensation including the Named Executive Officer’s use of a Company owned vehicle or vehicle allowance, the payment of his life insurance premium, health benefits, Salary Continuation Plan, if applicable, and total cash compensation.

Based on its analysis, the Compensation Committee approved the following discretionary incentive cash awards for the Named Executive Officers for 2012, which were paid in January 2013, in the amount of $186,750 for the chief executive officer, $48,750 for the chief financial officer, $75,000 for the chief banking officer, and $48,750 for chief credit officer. These amounts, as a percentage of salary, were below the median of targeted incentives for the peer companies which did not participate in TARP. Over the past several years, discretionary incentive cash awards (as a percentage of salary) have varied between 10-25% of salary for the executive vice president and senior vice president positions, and between 15%-45% for the chief executive officer. In the case of all of the Named Executive Officers, the discretionary incentive cash awards cannot exceed 100% of their base salary per their employment agreements effective in 2011.

Long-Term Equity Incentive Awards.  In 2012, the Pacific Premier stockholders approved the 2012 Long-Term Incentive Plan, under which Pacific Premier is permitted to grant stock options, restricted stock, and stock appreciation rights.  Eligible participants include all officers, employees, directors, consultants and independent contractors of Pacific Premier and our subsidiaries, as determined by the Compensation Committee.  Subject to adjustment as provided in the 2012 Long-Term Incentive Plan, the number of shares of common stock that may be issued or transferred shall not in the aggregate exceed 620,000.  The options and restricted stock that Pacific Premier awards to the Named Executive Officers vest in equal thirds over three years on each anniversary of the date of grant, subject to earlier vesting on termination of service in certain circumstances. All awards are made based on the closing market price of Pacific Premier common stock on the date of grant.

We also maintain the 2004 Long-Term Incentive Plan, under which we are permitted to grant incentive stock options, restricted stock grants and stock appreciation rights. As of December 31, 2012, 28,605 shares of Pacific Premier common stock remain available for issuance under the 2004 Long-Term Incentive Plan.

The Compensation Committee believes it is important that the Named Executive Officers’ and employees’ interests are aligned with stockholders and to provide long term incentive to achieve Pacific Premier’s goals and attract and retain talented executive officers.  The 2012 Long-Term Incentive Plan is intended to promote the long-term interests of Pacific Premier and its stockholders by providing a broad based group of employees, officers, directors, consultants and independent contractors with equity-based incentives and rewards to encourage them to enter into and continue in the employ of Pacific Premier.  The equity-based incentives and rewards provided under the 2012 Long-Term Incentive Plan also give recipients a proprietary interest in the long-term success of Pacific Premier, thereby aligning their interests with those of Pacific Premier stockholders.

During 2012, there were no awards of restricted stock to the Named Executive Officers.  In June 2012, stock options were awarded to Named Executive Officers and directors.  The Named Executive Officer awards on June 5, 2012 were:

Name	Title	# of Options	Strike Price

Steven R. Gardner	President and Chief Executive Officer	100,000	$7.87
Kent J. Smith	Executive Vice President and Chief Financial Officer	25,000	$7.87
Eddie Wilcox	Executive Vice President and Chief Banking Officer*	25,000	$7.87
Mike Karr	Executive Vice President and Chief Credit Officer	25,000	$7.87

                                         *Mr. Wilcox served as Chief Banking Officer prior to his promotion to Chief Operating Officer in March 2013.

Retirement Plans and Other Benefits.  The Bank provides one tax-qualified, broad-based Employee Savings Plan (the “401(k) Plan”), to all employees and management of the Bank. Under the 401(k) Plan, employees may contribute from 1% to 50% of their compensation.  In 2012, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  The amounts of contributions made to the 401(k) Plan by the Bank were $259,600 for the year ended December 31, 2012, for all employees of the Bank and $45,732 to executives named in the Summary Compensation Table.  See “All Other Compensation” below.

In addition, the Bank implemented in 2006 a non-qualified supplemental retirement plan or the Salary Continuation Plan for the CEO and other then current executive officers. The Salary Continuation Plan is an unfunded plan and the Company is under no obligation to fund the Salary Continuation Plan.  See “Salary Continuation Plan” under “Nonqualified Deferred Compensation” below.

Also in September 2006, the Bank implemented a Long-Term Care Insurance Plan for the Named Executive Officers at the time.  The 2012 expense for this plan for the CEO and CBO was $3,969.  See “Long-Term Care Insurance Plan” under “Nonqualified Deferred Compensation” below.

Additionally, the Company provides Mr. Gardner, per his employee agreement, a life insurance policy in the amount of $1.5 million and a short-term disability policy.  See “All Other Compensation” below.

Perquisites and Other Personal Benefits.  The Company provides perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall compensation objectives of attracting and retaining superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to the CEO, CFO, COO, CBO and CCO.

Perquisites provided for the CEO, CFO, COO, CBO and CCO may include, but are not limited to, the use of Company automobiles, auto allowance, travel and transportation accommodations, entertainment expenses, and participation in the plans and programs described above.

Attributed costs of the perquisites received by the above individuals for the fiscal year 2012 are included in the “All Other Compensation” column and related footnotes of the “Summary Compensation Table” below.

Employment Agreements.  Given the state of our industry and the Named Executive Officer’s leadership positions with Pacific Premier or the Bank, Pacific Premier previously entered into employment agreements with the Named Executive Officers in 2011. We believe employment agreements serve a number of functions, including (1) retention of our Named Executive Officers; (2) mitigation of any uncertainty about future employment and continuity of management in the event of a change in control; and (3) protection of Pacific Premier and customers through confidentiality and non-solicitation covenants. Subsequent to the fiscal year-end, Pacific Premier amended employment agreements with the Named Executive Officers. The amended employment agreements entered into by the Bank and Pacific Premier with the Named Executive Officers generally have the same terms as the prior agreement. A summary of the employment agreement terms include the following:

Gardner Employment Agreement.  Mr. Steven Gardner, Pacific Premier and the Bank entered into an Employment Agreement dated January 1, 2011 (“Gardner Agreement”) that provides for the employment of Mr. Gardner as the President and Chief Executive Officer of Pacific Premier and the Bank. The Gardner Agreement has a term of three (3) years and, on each annual anniversary date, the term automatically is extended for an additional one-year period by Pacific Premier’s and the Bank’s boards of directors, unless Mr. Gardner, on the one hand, or Pacific Premier or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of the Gardner Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then the Gardner Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Gardner Agreement, Mr. Gardner’s minimum base salary is $415,000 per year, which may be increased from time to time in such amounts as may be determined by Pacific Premier’s and the Bank’s boards of directors. In addition, Mr. Gardner is eligible for a discretionary performance bonus not to exceed 100% of his base salary, based on his individual performance and the overall performance of Pacific Premier and the Bank, with eligibility and the amount of any such bonus to be at the discretion of Compensation Committee of each of Pacific Premier’s and the Bank’s boards of directors. In addition, Mr. Gardner receives the use of an automobile paid for by Pacific Premier and the Bank. Mr. Gardner also is entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of Pacific Premier and the Bank, to the extent commensurate with Mr. Gardner’s current duties and responsibilities as fixed by the boards of directors of Pacific Premier and the Bank.

Pursuant to the Gardner Agreement, Pacific Premier and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Gardner’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in the Gardner Agreement), and Mr. Gardner has the right, upon prior notice of termination, to terminate his employment with Pacific Premier and the Bank for any reason.

In the event that Mr. Gardner’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Gardner’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in the Gardner Agreement) or (b) by Mr. Gardner due to a material breach of the Gardner Agreement by Pacific Premier and the Bank, or for “Good Reason” (as defined in the Gardner Agreement), then Mr. Gardner will be entitled to receive a lump sum a cash severance amount equal to Mr. Gardner’s base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination, multiplied by three (3) years, less taxes and other required withholding. In the event that Mr. Gardner’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Gardner’s death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Gardner will be entitled to receive a lump sum cash severance amount equal to Mr. Gardner’s base salary as in effect immediately prior to the date of termination multiplied by two (2) years, plus his incentive bonus for the previous year, less taxes and other required withholding. In each case, Mr. Gardner also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of Pacific Premier and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, Pacific Premier and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Gardner upon termination would constitute a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the payments and benefits payable by Pacific Premier and the Bank under the Gardner Agreement will be reduced, in the manner determined by Mr. Gardner, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by Pacific Premier and the Bank to Mr. Gardner being non-deductible to Pacific Premier and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Gardner’s employment is terminated by Pacific Premier and the Bank for Cause, or Mr. Gardner terminates his employment other than for Disability or Good Reason, Mr. Gardner will have no right to compensation or other benefits for any period after the applicable date of termination other than for base salary accrued through the date of termination. In the event that Mr. Gardner’s employment is terminated as a result of Disability or death during the term of the Gardner Agreement, Mr. Gardner, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment.

Mr. Gardner has agreed that during the term of his employment and after termination of his employment that he will not disclose to any other person or entity, other than in the regular course of business of Pacific Premier and the Bank, any “Confidential and Proprietary Information” (as defined in the Gardner Agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of Pacific Premier and the Bank. Mr. Gardner has agreed that during the term of the Gardner Agreement and for two (2) years after the date of termination, he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in the Gardner Agreement).

The Gardner Agreement supersedes and replaces the Employment Agreement between Mr. Gardner, Pacific Premier and the Bank dated December 19, 2007, which was terminated in connection with entering into the Gardner Agreement.

The Gardner Agreement will not impact the benefits that Mr. Gardner is entitled to receive pursuant to the Salary Continuation Agreement between Mr. Gardner and the Bank dated April 1, 2006.

Wilcox Employment Agreement.  Mr. Edward Wilcox, Pacific Premier and the Bank entered into an Employment Agreement dated January 1, 2011 (“Wilcox Agreement”) that provides for the employment of Mr. Wilcox as the Executive Vice President and Chief Banking Officer of Pacific Premier and the Bank. Mr. Wilcox was promoted to Chief Operating Officer in March 2013.  The Wilcox Agreement has a term of three (3) years, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by Pacific Premier’s and the Bank’s boards of directors, unless Mr. Wilcox, on the one hand, or Pacific Premier or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of the Wilcox Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then the Wilcox Agreement will terminate at the conclusion of its remaining term.

    Pursuant to the Wilcox Agreement, Mr. Wilcox’s minimum base salary is $235,000 per year, which may be increased from time to time in such amounts as may be determined by Pacific Premier’s and the Bank’s boards of directors. In addition, Mr. Wilcox is eligible for a discretionary performance bonus not to exceed 100% of his base salary, based on his individual performance and the overall performance of Pacific Premier and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of each of Pacific Premier’s and Bank’s boards of directors. Mr. Wilcox is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of Pacific Premier and the Bank, to the extent commensurate with Mr. Wilcox’s then duties and responsibilities as fixed by the boards of directors of Pacific Premier and the Bank.

    Pursuant to the Wilcox Agreement, Pacific Premier and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Wilcox’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in the Wilcox Agreement), and Mr. Wilcox has the right, upon prior notice of termination, to terminate his employment with Pacific Premier and the Bank for any reason.

In the event that Mr. Wilcox’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Wilcox’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in the Wilcox Agreement) or (b) by Mr. Wilcox due to a material breach of the Wilcox Agreement by Pacific Premier and the Bank, or for “Good Reason” (as defined in the Wilcox Agreement), then Mr. Wilcox will be entitled to receive a lump sum cash severance amount equal to his base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination, less taxes and other required withholding. In the event that Mr. Wilcox’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Wilcox’s death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Wilcox will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of termination, plus his incentive bonus for the previous year, less taxes and other required withholding. In each case, Mr. Wilcox also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of Pacific Premier and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, Pacific Premier and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Wilcox upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by Pacific Premier and the Bank under the Wilcox Agreement will be reduced, in the manner determined by Mr. Wilcox, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by Pacific Premier and the Bank to Mr. Wilcox being non-deductible to Pacific Premier and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Wilcox’s employment is terminated by Pacific Premier and the Bank for Cause, or Mr. Wilcox terminates his employment other than for Disability or Good Reason, Mr. Wilcox will have no right to compensation or other benefits for any period after the applicable date of termination or death other than for base salary accrued through the date of termination or death. In the event that Mr. Wilcox’s employment is terminated as a result of Disability or Mr. Wilcox’s death during the term of the Wilcox Agreement, Mr. Wilcox, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment.

Mr. Wilcox has agreed that during the term of his employment and after termination of his employment, he will not disclose to any other person or entity, other than in the regular course of business of Pacific Premier and the Bank, any “Confidential and Proprietary Information” (as defined in the Wilcox Agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of Pacific Premier and the Bank. Pursuant to the terms of the Wilcox Agreement, Mr. Wilcox agreed that during the term of the Wilcox Agreement and for one (1) year after the date of termination he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in the Wilcox Agreement).

The Wilcox Agreement supersedes and replaces the Employment Agreement between the Bank and Mr. Wilcox dated December 19, 2007, which was terminated in connection with entering into the Wilcox Agreement.

Smith Employment Agreement.  Mr. Kent Smith, Pacific Premier and the Bank entered into an Employment Agreement dated January 1, 2011 (“Smith Agreement”) that provides for the employment of Mr. Smith as the Executive Vice President and Chief Financial Officer of Pacific Premier and the Bank. The Smith Agreement has a term of three (3) years, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by Pacific Premier’s and the Bank’s boards of directors, unless Mr. Smith, on the one hand, or Pacific Premier or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of the Smith Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then the Smith Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Smith Agreement, Mr. Smith’s minimum base salary is $205,000 per year, which may be increased from time to time in such amounts as may be determined by Pacific Premier’s and the Bank’s boards of directors. In addition, Mr. Smith is eligible for a discretionary performance bonus not to exceed 100% of his base salary, based on his individual performance and the overall performance of Pacific Premier and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of each of Pacific Premier’s and Bank’s boards of directors. Mr. Smith is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of Pacific Premier and the Bank, to the extent commensurate with Mr. Smith’s then duties and responsibilities as fixed by the boards of directors of Pacific Premier and the Bank.

Pursuant to the Smith Agreement, Pacific Premier and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Smith’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in the Smith Agreement), and Mr. Smith has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Smith’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Smith’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in the Smith Agreement) or (b) by Mr. Smith due to a material breach of the Smith Agreement by Pacific Premier and the Bank, or for “Good Reason” (as defined in the Smith Agreement), then Mr. Smith will be entitled to receive a lump sum cash severance amount equal to his base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination, less taxes and other required withholding. In the event that Mr. Smith’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Smith’s death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Smith will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of termination, plus his incentive bonus for the previous year, less taxes and other required withholding. In each case, Mr. Smith also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to him, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of Pacific Premier and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, Pacific Premier and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Smith upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by Pacific Premier and the Bank under the Smith Agreement will be reduced, in the manner determined by Mr. Smith, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by Pacific Premier and the Bank to Mr. Smith being non-deductible to Pacific Premier and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Smith’s employment is terminated by Pacific Premier and the Bank for Cause, or Mr. Smith terminates his employment other than for Disability or Good Reason, Mr. Smith will have no right to compensation or other benefits for any period after the applicable date of termination or death other than for base salary accrued through the date of termination or death. In the event that Mr. Smith’s employment is terminated as a result of Disability or Mr. Smith’s death during the term of the Smith Agreement, Mr. Smith, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment.

    Mr. Smith has agreed that during the term of his employment and after termination of his employment, he will not disclose to any other person or entity, other than in the regular course of business of Pacific Premier and the Bank, any “Confidential and Proprietary Information” (as defined in the Smith Agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of Pacific Premier and the Bank. Pursuant to the terms of the Smith Agreement, Mr. Smith has agreed that during the term of the Smith Agreement and for one (1) year after the date of termination he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in the Smith Agreement).

Karr Employment Agreement.  Mr. Michael Karr, Pacific Premier and the Bank entered into an Employment Agreement dated January 1, 2011 (“Karr Agreement”) that provides for the employment of Mr. Karr as the Executive Vice President and Chief Credit Officer of Pacific Premier and the Bank. The Karr Agreement has a term of three (3) years, and, on each annual anniversary date, the term automatically is extended for an additional one-year period by Pacific Premier’s and the Bank’s boards of directors, unless Mr. Karr, on the one hand, or Pacific Premier or the Bank, on the other hand, gives written notice to the other party of its election not to extend the term of the Karr Agreement, with such notice to be given not less than ninety (90) days prior to any such anniversary date. If such notice is given by either party, then the Karr Agreement will terminate at the conclusion of its remaining term.

Pursuant to the Karr Agreement, Mr. Karr’s minimum base salary is $195,000 per year, which may be increased from time to time in such amounts as may be determined by Pacific Premier’s and the Bank’s boards of directors. In addition, Mr. Karr is eligible for a discretionary performance bonus not to exceed 100% of his base salary, based on his individual performance and the overall performance of Pacific Premier and the Bank, with eligibility and the amount of any such bonus to be at the discretion of the Compensation Committee of each of Pacific Premier’s and Bank’s boards of directors. Mr. Karr is also entitled to participate in any pension, retirement or other benefit plan or program given to employees and executives of Pacific Premier and the Bank, to the extent commensurate with Mr. Karr’s then duties and responsibilities as fixed by the boards of directors of Pacific Premier and the Bank.

Pursuant to the Karr Agreement, Pacific Premier and the Bank have the right, at any time upon prior notice of termination, to terminate Mr. Karr’s employment for any reason, including, without limitation, termination for “Cause” or “Disability” (each as defined in the Karr Agreement), and Mr. Karr has the right, upon prior notice of termination, to terminate his employment with the Bank for any reason.

In the event that Mr. Karr’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Karr’s death and such termination occurs within two (2) years following a “Change in Control” (as defined in the Karr Agreement) or (b) by Mr. Karr due to a material breach of the Karr Agreement by Pacific Premier and the Bank, or for “Good Reason” (as defined in the Karr Agreement), then Mr. Karr will be entitled to receive a lump sum cash severance amount equal to his base salary plus his incentive bonus for the previous year as in effect immediately prior to the date of termination, less taxes and other required withholding. In the event that Mr. Karr’s employment is (a) terminated by Pacific Premier and the Bank for other than Cause, Disability, or Mr. Karr’s death and such termination does not occur in conjunction with a Change in Control or two (2) years after a Change in Control, then Mr. Karr will be entitled to receive a lump sum cash severance amount equal to his base salary as in effect immediately prior to the date of termination, plus his incentive bonus for the previous year, less taxes and other required withholding. In each case, Mr. Karr also will be entitled to receive for a period ending at the earlier of (i) the third anniversary of the date of termination or (ii) the date of his full-time employment by another employer, at no cost to Mr. Karr, the continued participation in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination, other than any stock option or other stock compensation plans or bonus plans of Pacific Premier and the Bank; provided, however, if his participation in any such plan, program or arrangement is barred, Pacific Premier and the Bank will arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements.

If the payments and benefits to Mr. Karr upon termination would constitute a “parachute payment” under Section 280G of the Code, the payments and benefits payable by Pacific Premier and the Bank under the Karr Agreement will be reduced, in the manner determined by Mr. Karr, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits payable by Pacific Premier and the Bank to Mr. Karr being non-deductible to Pacific Premier and the Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

In the event that Mr. Karr’s employment is terminated by Pacific Premier and the Bank for Cause, or Mr. Karr terminates his employment other than for Disability or Good Reason, Mr. Karr will have no right to compensation or other benefits for any period after the applicable date of termination or death other than for base salary accrued through the date of termination or death. In the event that Mr. Karr’s employment is terminated as a result of Disability or Mr. Karr’s death during the term of the Karr Agreement, Mr. Karr, or his estate in the event of his death, will receive the lesser of (i) his existing base salary as in effect as of the date of termination or death, multiplied by one year or (ii) his base salary for the duration of the term of employment.

Mr. Karr has agreed that during the term of his employment and after termination of his employment, he will not disclose to any other person or entity, other than in the regular course of business of Pacific Premier and the Bank, any “Confidential and Proprietary Information” (as defined in the Karr Agreement), other than pursuant to applicable law, regulation or subpoena or with the prior written consent of Pacific Premier and the Bank. Pursuant to the terms of the Karr Agreement, Mr. Karr has agreed that during the term of the Karr Agreement and for one (1) year after the date of termination he will not solicit for hire or encourage another person to solicit for hire a “Covered Employee” (as defined in the Karr Agreement).

Salary Continuation Agreements.  As more fully discussed in “Salary Continuation Plan” under “Nonqualified Deferred Compensation” below, we have established a Salary Continuation Plan for our CEO that provides for certain annual benefits for him following his retirement from the Company, and that provides for the acceleration of his benefits upon his termination due to a change-in-control, as that term is defined in the plan.

Administration of the Company’s Compensation Program.  The Company monitors its compensation program through the Compensation Committee.  The Compensation Committee ensures that the total compensation paid to the Company’s Named Executive Officers are appropriate given the Company’s compensation goals and philosophies, as well as the skill sets and abilities of each individual recipient. The Company, through the Compensation Committee, endeavors to ensure that that the compensation and benefits of the Named Executive Officers are appropriate as compared to similar executive officers within the banking industry.

The Compensation Committee’s responsibilities are to:

·
establish the base salary, incentive compensation and any other compensation for the Company’s CEO and; review and approve the base salary, incentive compensation and other compensation for the CFO, the COO, the CBO and the CCO in consultation with the Company’s CEO;

·
monitor the Company’s management incentive and equity-based compensation plans, retirement and benefit plans and discharge the duties imposed on the Compensation Committee by the terms of those plans; and

·	perform other functions or duties deemed appropriate by the Board.

Compensation decisions for our Named Executive Officers and the non-employee Directors are made by the Compensation Committee.

Accounting and Tax Considerations - Equity-Based Compensation.  The Compensation Committee also considers the tax and accounting treatment of the various components of compensation, and although these considerations do not generally drive its decisions, the Compensation Committee generally strives to put the Company in the best position with respect to tax and accounting treatment. In particular, the Compensation Committee attempts to ensure that compensation to Named Executive Officers is deductible under Section 162(m) of the Internal Revenue Code, although the Compensation Committee has reserved the right to provide compensation to Named Executive Officers that is not deductible for income tax purposes as circumstances warrant.

Hedging/Pledging Policy.  The Company considers it inappropriate for any director or officer to enter into speculative transactions in Pacific Premier’s securities. The Company’s insider trading policy prohibits the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities.  This prohibition also includes hedging or monetization transactions, such as forward sale contracts, in which the stockholder continues to own the underlying security without all the risks or rewards of ownership.  Finally, directors, officers, and other employees may not purchase the Company’s securities on margin, or borrow against any account in which Company securities are held.  The prohibitions do not apply to the exercise of stock options granted as part of a Company incentive plan.

Stock Ownership Guideline for the CEO.  The Board of Directors has adopted a stock ownership guideline for the CEO as of March 28, 2012. The guidelines require that the CEO own shares of common stock having a value of at least three times base salary, to be achieved over a five year period from the adoption of the guideline.  At December 31, 2012, the CEO was in compliance with the established ownership guidelines.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the CD&A set forth in this Annual Report on Form 10-K with management.  Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.John D. Goddard, ChairKenneth A. Boudreau

Compensation Policies and Programs and Risk Management

The Compensation Committee views the Company’s compensation program with a long-term focus.  The greatest amount of compensation can be achieved over long periods of time through sustained excellent performance.  We believe our compensation policies and programs provide a balanced mix of cash and equity, annual and longer-term incentives, and performance metrics that mitigate excessive risk-taking that could harm our value or reward poor judgment by our Named Executive Officers.  In addition, the Compensation Committee, with the assistance of the CEO, establishes goals and objectives with a mix of quantitative and qualitative performance elements in order to avoid excessive weight on one performance measure.  The Compensation Committee retains discretion in making final award determinations under its program so as to take into account changing market conditions, which allows our executives to focus on the long-term health of our Company rather than an “all or nothing” approach to achieving short-term goals.

Summary Compensation Table

The named executive officers of Pacific Premier for 2012 consist of Steven R. Gardner, the Pacific Premier President and CEO, Kent J. Smith, the Pacific Premier CFO, Eddie Wilcox, the Pacific Premier CBO, and Mike Karr, the Pacific Premier CCO. We refer to Messrs. Gardner, Smith, Wilcox, and Karr in Annual Report as the “Named Executive Officers” of Pacific Premier. The following table shows the compensation of the Named Executive Officers for services to Pacific Premier or the Bank during the years ended December 31, 2012, 2011 and 2010, respectively.
SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)

Steven R. Gardner	2012	415,000	249,000	-	270,119	74,250	-	32,855	1,041,224
President and	2011	415,000	186,750	-	17,361	70,262	-	27,167	716,540
Chief Executive Officer	2010	375,000	168,750	-	-	66,098	-	35,206	645,054

Kent Smith	2012	195,000	92,250	-	67,530	-	-	27,899	382,679
Executive Vice President and	2011	195,000	48,750	-	6,944	-	-	12,250	262,944
Chief Financial Officer	2010	175,000	21,875	-	-	-	-	14,918	211,793

Eddie Wilcox	2012	225,000	105,750	-	67,530	-	-	22,095	420,375
Executive Vice President and	2011	225,000	75,000	-	6,944	-	-	19,198	326,142
Chief Banking Officer	2010	215,000	53,750	-	-	-	-	21,427	290,177

Mike Karr	2012	195,000	87,750	-	67,530	-	-	22,660	372,940
Executive Vice President and	2011	195,000	48,750	-	6,944	-	-	11,622	262,316
Chief Credit Officer	2010	185,000	27,750	-	-	-	-	21,927	234,677

________________

(1)
Discretionary incentive cash awards earned in 2010 were paid in 2011, with the exception of Mr. Karr who received his discretionary cash incentive for 2010 in December of 2010; Discretionary incentive cash awards earned in 2011 were paid in 2012, and Discretionary incentive cash awards earned in 2012 were paid in 2013, with the exception of Messrs. Gardner and Karr who received their discretionary incentive cash in December of 2012.

(2)	There were no stock awards granted in 2010, 2011 or 2012.

(3)
Option awards include options that were awarded on June 5, 2012 at a grant price of $7.87 per share.  Mr. Gardner was awarded options to purchase a total of 100,000 shares of common stock in 2012, and Messrs. Smith, Wilcox, and Karr were each awarded options to purchase a total of 25,000 shares of common stock in 2012.

(4)
The value of options granted in 2012 was determined based upon the aggregate grant date fair value as computed pursuant to FASB ASC Topic 718. “Refer to Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the assumptions underlying the option award valuations.

(5)	Non-equity Incentive Plan Compensation included amounts as detailed in “Salary Continuation Plan.”

(6)	All Other Compensation is detailed in the section “All Other Compensation” below.

Stock Awards

The Company made no awards of stock in 2012.

Option Awards

In 2012, the Company granted options to purchase 187,500 shares of common stock to its directors, executives and key employees.  All options granted in 2012 were valued based on the aggregate grant date fair value of the award determined pursuant to FAS 123R with the following assumptions:

Assumptions
	Number	Grant					Fair Market
Grant	of Options	Price	Dividend		Risk Free	Expected	Value at Grant
Date	Granted	Per Share	Yield	Volatility	Rate	Life (Years)	Per Share

6/5/2012	187,500	$ 7.87	--	23.14%	1.57%	10.00	$ 2.70

Non-Equity Incentive Compensation

The Company’s non-equity incentive compensation consists solely of discretionary cash bonuses paid to the Named Executive Officers as described in “Annual Incentive Cash Awards” above.  In the case of all of the Named Executive Officers, the non-equity incentive compensation cannot exceed 125% of their base salary per their employment agreements effective in 2011.

All Other Compensation

The amount of All Other Compensation reported for each Named Executive Officer in the Summary Compensation Table above consisted of the following:

ALL OTHER COMPENSATION
Name and Principal Position	Year	401(k) Contributions ($)	Auto ($) (1)	Group Term Life ($)	Other Insurance ($)(2)	Total ($)

Steven R. Gardner	2012	22,500	1,329	1,008	8,018	32,855
President and Chief
Executive Officer

Kent Smith	2012	22,500	-	261	5,138	27,899
Executive Vice President and
Chief Financial Officer

Eddie Wilcox	2012	11,995	5,000	315	4,785	22,095
Executive Vice President and
Chief Banking Officer

Mike Karr	2012	17,000	-	174	5,486	22,660
Executive Vice President and
Chief Credit Officer

_________________

1)	Mr. Gardner has the use of a Company-leased vehicle and this amount represents the personal use by Mr. Gardner. Mr. Wilcox received an annual auto allowance of $5,000.

2)
Mr. Gardner is covered under a separate $1.5 million life insurance policy, for which the Bank pays $698.70 every six months.  The Bank pays for a Short Term Disability policy for Mr. Gardner which costs $1,728 annually.

Grants of Plan-Based Awards in 2012

Other than the grants of options to purchase shares of Pacific Premier common stock to directors, executives, and key employees described above, Pacific Premier made no grants of plan-based awards in 2012.

Outstanding Equity Awards

This table shows the equity awards that have been previously awarded to each of the Named Executive Officers and which remained outstanding as of December 31, 2012.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Steven R. Gardner	25,000	-	-	$10.54	12/10/2013
President and	75,000	-	-	$10.65	6/30/2014
Chief Executive Officer	25,000	-	-	$12.10	1/3/2017
	25,000	-	-	$7.10	1/2/2018
	35,000	-	-	$5.01	8/27/2018
	5,000	-	3,334	$6.30	1/5/2021
	100,000	-	100,000	$7.87	6/5/2022
Kent Smith	2,000	-	1,334	$6.30	1/5/2021
Executive Vice President and	25,000	-	25,000	$7.87	6/5/2022
Chief Financial Officer

Eddie Wilcox	10,000	-	-	$7.47	8/4/2013
Executive Vice President	5,000	-	-	$10.54	12/10/2013
and Chief Banking Officer	25,000	-	-	$10.65	6/30/2014
	10,000	-	-	$12.10	1/3/2017
	25,000	-	-	$7.10	1/2/2018
	17,500	-	-	$5.01	8/27/2018
	2,000	-	1,334	$6.30	1/5/2021
	25,000	-	25,000	$7.87	6/5/2022
Mike Karr	5,000	-	-	$12.10	1/3/2017
Executive Vice President and	10,000	-	-	$7.10	1/2/2018
Chief Credit Officer	10,000	-	-	$5.01	8/27/2018
	2,000	-	1,334	$6.30	1/5/2021
	25,000	-	25,000	$7.87	6/5/2022

For purposes of the above table, as of December 31, 2011, there were no outstanding Stock Awards held by any of the Named Executive Officers

The unearned options from the table above vest as follows:

Name	Unvested	Vesting Date	Vesting %

Steven R. Gardner	3,334	1/5/2014	100%
Steven R. Gardner	100,000	6/5/2015	100%
Kent Smith	1,334	1/5/2014	100%
Kent Smith	25,000	6/5/2015	100%
Eddie Wilcox	1,334	1/5/2014	100%
Eddie Wilcox	25,000	6/5/2015	100%
Mike Karr	1,334	1/5/2014	100%
Mike Karr	25,000	6/5/2015	100%

Exercised Options in 2012

2011 OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Steven R. Gardner (*)	25,000	107,500	-	$-
President and
Chief Executive Officer

* Mr. Gardner exercised one option for 25,000 shares on December 19, 2012. The options had an expiration date of December 19, 2012 and an exercise price of $5.85 per share.

Pension Benefits

Pacific Premier has no pension benefits plans.

Nonqualified Deferred Compensation

Pacific Premier offers two nonqualified defined contribution plans: the Director’s Deferred Compensation Plan and the Salary Continuation Plan. Currently Pacific Premier only offers deferred compensation to the Pacific Premier board of directors under the Director’s Deferred Compensation Plan as more fully described under “Director Compensation in 2012” above in Annual Report.  Pacific Premier does not offer deferred compensation to the Named Executive Officers at this time.  During 2012, the Pacific Premier CEO, which is the sole participant in our Salary Continuation Plan did not withdraw any amounts from the Salary Continuation Plan.

Salary Continuation Plan

In 2006, the Bank implemented a non-qualified supplemental retirement plan for the Pacific Premier CEO. Because the Salary Continuation Plan is an unfunded plan, Pacific Premier is under no obligation to fund the Salary Continuation Plan. The Salary Continuation Plan, as outlined in the Salary Continuation Agreement between the Bank and the Pacific Premier CEO, provides for the annual benefit of $150,000 for the Pacific Premier Chief Executive Officer, which is to be paid out in twelve (12) equal monthly installments commencing on the first day of the month following normal retirement at age 62. The annual benefit shall be distributed to the CEO for fifteen (15) years.

The amount expensed in 2012 under the Salary Continuation Plan amounted to an aggregate of $80,378, of which $74,250 was for Mr. Gardner. As of December 31, 2012, $523,628 was recorded in other liabilities on the consolidated statements of condition for this Salary Continuation Plan.  The Salary Continuation Plan was accounted for in accordance with SFAS No. 158 as of December 31, 2012.

2012 NONQUALIFIED SALARY CONTINUATION PLAN
Name	Aggregate Balance at Fiscal Year-End Prior to Last Fiscal Year-End ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawls/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Steven R. Gardner	351,801	74,250	-	-	426,051
President and
Chief Executive Officer

Long-Term Care Insurance Plan

In September 2006, the Bank implemented the Long-Term Care Insurance Plan for the Named Executive Officers and non-employee directors of the Bank. The non-employee directors may elect not to participate in the insurance plan. For those who opt out, the amount of the insurance premium, up to $4,000 annually, is recorded each month to their deferred compensation account with interest. The expense for the Long-Term Care Insurance Plan in 2012, for the Named Executive Officers and Directors, was $14,378.

2012 LONG-TERM CARE INSURANCE

Name	Premiums Paid by Registrant ($)

Kenneth A. Boudreau	-
Joseph L. Garrett	-
John D. Goddard	-
David L. Hardin *	3,907
Jeff C. Jones	-
Michael L. McKennon	2,502
Ronald G. Skipper **	4,000
Total Directors	10,409
Steven R. Gardner	2,502
Eddie Wilcox	1,467
Kent Smith	-
Mike Karr	-
Total Named Executives	3,969
Total Long-Term Care Insurance	14,378

* Mr. Hardin resigned from the Boards of Directors of the Company and the Bank effective March 8, 2012.
** Mr. Skipper retired from the Boards of Directors of the Company and the Bank effective July 26, 2012.

Potential Payments Made Upon Termination or a Change-in-Control

As described in “Employment Arrangements” under “Compensation Discussion and Analysis” above in this Annual Report, all of our Named Executive Officers are party to an employment agreement with us, which provides the executives with benefits in the event of certain terminations of employment.  In addition, Mr. Gardner, our CEO, is a party to a Salary Continuation Agreement, which also provides him with benefits in the event of certain terminations of employment.

Employment Agreements.  As previously discussed in “Employment Arrangements” under “Compensation Discussion and Analysis” above, on January 1, 2011, we entered into employment agreements with our Named Executive Officers.  The following information, however, describes payments due to Messrs. Gardner, Smith, Wilcox and Karr, who were the only Named Executive Officers that had employment agreements at December 31, 2012 following their termination of employment with us as if it had occurred on December 31, 2012.

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

Termination other than for Cause, Disability or Death; Resignation by the Executive Due to Our Material Breach or Following a Change of Control.  If (i) an executive is terminated by us other than for cause, disability or his death, or (ii) an executive terminates the employment agreement due to (A) our material breach of the employment agreement, or (B) without his express written consent, (1) a material reduction by us of his functions, duties or responsibilities, (2) a material reduction by us of his base salary, or (3) our requirement that he be based at a location more than 50 miles from Irvine, California, and the termination by the executive occurs within two (2) years following the initial occurrence of the breach or the good cause reason basis for termination, the executive will be entitled to a lump sum cash payment equal to his base salary as in effect immediately prior to the date of termination plus his incentive bonus for the previous year with respect to Messrs. Smith, Wilcox and Karr, and with respect to Mr. Gardner, that same amount multiplied by three (3) years.  Under the terms of Mr. Gardner’s employment agreement only, if his employment with us is terminated as described in the previous sentence, then Mr. Gardner is entitled to participate, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any of our stock option or other stock compensation plans or bonus plans), for a period ending at the earlier of (i) the third anniversary of the date of termination, and (ii) the date of his full-time employment by another employer, provided that in the event Mr. Gardner’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

In receiving any of the foregoing payments, the Named Executive Officers are not obligated to seek other employment or to mitigate in any way the amounts payable to them as set forth above, and such amounts will not be reduced or terminated whether or not an executive obtains other employment.

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

Salary Continuation Agreements

The following describes the potential payments required pursuant to the Salary Continuation Agreement that Pacific Premier entered into with Mr. Gardner on April 1, 2006, which is still in effect, in the event of his termination or a change of control.

Early Termination other than due to Change in Control, Death, Disability or for Cause.  In the event of an early termination of Mr. Gardner’s employment agreement, which termination results other than from a change in control, disability or cause, as such terms are defined in the Salary Continuation Agreements, Mr. Gardner will receive one hundred percent (100%) of the accrual balance, as defined in the Salary Continuation Agreement, determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

Disability Benefit.  In the event Mr. Gardner’s employment is terminated due to disability, Mr. Gardner will receive one hundred percent (100%) of the accrual balance determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

Change in Control Benefit.  Upon a change of control, followed within twelve (12) months by a termination of the Mr. Gardner’s employment agreement, Mr. Gardner will receive a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each; provided that, in the event this amount is subject to federal excise taxes under the “golden parachute” provisions under Section 280G of the Internal Revenue Code, the payments will be reduced or delayed to the extent it would not be an excess parachute payment.

Death Benefit.  In the event Mr. Gardner dies while employed by us, his beneficiary will receive a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500.

Summary of Potential Termination Payments

The following table reflects the value of termination payments and benefits that each of Messrs. Gardner, Smith, Wilcox and Karr, who were the Named Executive Officers that had employment agreements as of December 31, 2012, would receive under their employment agreements and the termination payments and benefits that Mr. Gardner would receive under the Salary Continuation Agreement, as applicable, which was in place on December 31, 2012, if they had terminated employment on December 31, 2012 under the circumstances shown. The table does not include accrued salary and benefits, or certain amounts that the Messrs. Gardner, Smith, Wilcox and Karr would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees.

Officer	Severance ($)		Insurance Benefits ($)		Salary Continuation Plan ($)		Equity Accelerated Vesting ($)		Total ($)

Mr. Gardner
Termination for Cause or Resignation without Disability or Good Reason	-		-		426,051	(5)	-		426,051
Death	415,000	(1)	1,500,000		1,488,700	(4)	250,199	(8)	3,653,899
Disability	415,000	(1)	36,000		426,051	(5)	250,199	(8)	1,127,250
Retirement	-		-		2,250,000	(6)	250,199	(8)	2,500,199
Change of Control	-		-		-		-		-
Termination without Cause, or Resignation Due to Our Material Breach	1,992,000	(2)	27,076	(3)	426,051	(5)	-		2,445,127
Termination in connection with a Change in Control	1,992,000	(2)	27,076	(3)	1,778,932	(7)	-		3,798,008

Mr. Wilcox
Termination for Cause or Resignation without Disability or Good Reason	-		-		-		-		-
Death	225,000	(1)	-		-		64,530	(8)	289,530
Disability	225,000	(1)	-		-		64,530	(8)	289,530
Retirement	-		-		-		64,530	(8)	64,530
Change of Control	-		-		-		-		-
Termination without Cause, or Resignation Due to Our Material Breach	330,750	(2)	15,298	(3)	-		-		346,048
Termination in connection with a Change in Control	330,750	(2)	15,298	(3)	-		-		346,048

Mr. Smith
Termination for Cause or Resignation without Disability or Good Reason	-		-		-		-		-
Death	195,000	(1)	-		-		64,530	(8)	259,530
Disability	195,000	(1)	-		-		64,530	(8)	259,530
Retirement	-		-		-		64,530	(8)	64,530
Change of Control	-		-		-		-		-
Termination without Cause, or Resignation Due to Our Material Breach	287,250	(2)	16,195	(3)	-		-		303,445
Termination in connection with a Change in Control	287,250	(2)	16,195	(3)	-		-		303,445

Mr. Karr
Termination for Cause or Resignation without Disability or Good Reason	-		-		-		-		-
Death	195,000	(1)	-		-		64,530	(8)	259,530
Disability	195,000	(1)	-		-		64,530	(8)	259,530
Retirement	-		-		-		64,530	(8)	64,530
Change of Control	-		-		-		-		-
Termination without Cause, or Resignation Due to Our Material Breach	282,750	(2)	14,641	(3)	-		-		297,391
Termination in connection with a Change in Control	282,750	(2)	14,641	(3)	-		-		297,391
---------------------------------------
(1)
With respect to termination due to disability or death, represents an amount equal to the lesser of (i) his base salary as in effect as of the date of termination, multiplied by one year, or (ii) his base salary for the duration of the term of his employment agreement.

(2)
For Mr. Gardner, the amount represents a cash severance amount equal to the executive’s base salary as in effect immediately prior to the date of termination plus his incentive bonus for the previous year, multiplied by three (3) years, to be paid in a lump sum. For Messrs. Smith, Wilcox, and Karr the amount represents a cash severance amount equal to the executive’s base salary as in effect immediately prior to the date of termination, plus his incentive bonus for the previous year, to be paid in a lump sum.  The foregoing severance amounts will be modified or reduced pursuant to Sections 280G or 4999 of the Internal Revenue Code (as applicable) as more fully described above under “Employment Agreements."

(3)
Represents the incremental cost to the Company resulting in the individual’s participation, at no cost to him, in all group insurance, life insurance, health and accident, disability and other employee benefit plans, programs and arrangements in which he was entitled to participate immediately prior to the date of termination (other than any stock option or other stock compensation plans or bonus plans of us), for a period ending at the earlier of (i) the third anniversary of the date of termination, and (ii) the date of his full-time employment by another employer, provided that in the event the individual’s participation in any such plan, program or arrangement is barred, we must arrange to provide him with benefits substantially similar to those he was entitled to receive under such plans, programs and arrangements prior to the date of termination.

(4)	Represents a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each.
(5)
Represents an amount equal to one hundred percent (100%) of the accrual balance, as defined in the Salary Continuation Agreement, determined as of the end of the month preceding the termination payable in twelve (12) equal monthly installments for a period of fifteen (15) years.

(6)	Represents $150,000 payable annually in twelve (12) equal monthly installments for a period of fifteen (15) years.
(7)
Upon a change of control, followed within twelve (12) months by a termination of an executive’s employment agreement, represents a lump sum amount equal to the present value of the stream of one hundred eighty (180) monthly payments of $12,500 each; provided that, in the event this amount is subject to federal excise taxes under the “golden parachute” provisions under Section 280G of the Internal Revenue Code, the payments will be reduced or delayed to the extent it would not be an excess parachute payment.

(8)
Reflects the dollar value of unexercisable options that become exercisable upon the occurrence of a sale event or termination due to death, disability or retirement pursuant to the terms of the Pacific Premier 2000 Stock Incentive Plan, the Pacific Premier 2004 Long-Term Incentive Plan and the Pacific Premier 2012 Long-Term Incentive Plan. The dollar value of the vested of stock options were determined by calculating the closing price of the Company’s common stock on December 31, 2012 less the option exercise price, and multiplying that by the number of shares for each award at the end of year 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to options outstanding and available under the Company’s active stock incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2000 Stock Incentive Plans	52,000	$10.17	-
2004 Stock Incentive Plans	432,834	$8.32	28,605
2012 Stock Incentive Plans	187,500	$7.87	430,000
Equity compensation plans not approved by security holders:	-	-	-
Total Equity Compensation plans	672,334	$8.34	458,605

Principal Holders of Common Stock

The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on March 12, 2013 or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that beneficially owns more than 5% of the Company’s common stock as of March 12, 2013.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Common Stock	Wellington Management Co. LLP	1,320,329	(2)	9.33%
	75 State Street
	Boston, MA 02109-1809

Common Stock	Sandler O'Neill Asset Management LLC	1,141,000	(3)	8.06%
	780 Third Avenue 5th floor
	New York, NY 10017

Common Stock	Fidelity Management & Research	965,609	(4)	6.82%
	245 Summer Street
	Boston, MA 02210

(1)	As of March 12, 2013, there were 14,158,314 shares of Company common stock outstanding on which “Percent of Class” in the above table is based.
(2)	As disclosed in a Schedule 13 G/A filed with the SEC on February 14, 2013 for the calendar year ended December 31, 2012.
(3)	As disclosed in a Schedule 13 G/A filed with the SEC on February 14, 2013 for the calendar year ended December 31, 2012.

Security Ownership of Directors and Executive Officers

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of March 12, 2013, by (i) our directors, (ii) our executive officers named in Summary Compensation Table, also referred to herein as the Named Executive Officer, and (iii) all of our current directors and executive officers as a group. The following summary is based on information furnished by the respective directors and officers.

Each person has sole voting and investment power with respect to the shares he beneficially owns:
		Unvested			Total Beneficial
	Common	Restricted	Options		Ownership
Name	Stock	Stock	Exercisable (1)	Warrants (2)	#	(3)% (4)
	A	B	C	D	E	F

Kenneth A. Boudreau	23,867	-	15,666	-	39,533	0.3%
Joseph L. Garrett	28,325	-	-	-	28,325	0.2%
John D. Goddard	56,806	-	26,666	-	83,472	0.6%
Jeff C. Jones	64,602	-	15,666	-	80,268	0.6%
Michael L. McKennon	24,000	-	23,666	-	47,666	0.3%
Steven R. Gardner	127,520	-	188,333	-	315,853	2.2%
Kent Smith	9,230	-	1,333	-	10,563	0.1%
Eddie Wilcox	26,300	-	93,833	-	120,133	0.8%
Mike Karr	10,711	-	26,333	-	37,044	0.3%
Stock Ownership of all Directors and Executive Officers as a Group (10 persons)	371,361	-	391,496	-	762,857	5.2%
___________________
1)	In accordance with applicable SEC rules, only shares of unvested restricted stock that vest, or options that are exercisable within 60 days after the March 12, 2013 are included in this column.
2)	The amounts in column D represent warrants to purchase Pacific Premier Bancorp, Inc. common stock which were purchased by the director separately.
3)	The amounts in column E are derived by adding shares, unvested restricted stock, options exercisable, and warrants listed in columns A, B, C and D of the table.
4)
The amounts contained in column F are derived by dividing the amounts in column E of the table by (i) the total outstanding shares of 13,661,648, plus (ii) the total amount in column C, plus (iii) the total amount in column D.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

It is the policy of Pacific Premier that all permissible transactions between Pacific Premier and its executive officers, directors, holders of 5% or more of the shares of any class of its common stock and affiliates thereof, contain terms no less favorable to Pacific Premier than could have been obtained by it in arm’s-length negotiations with unaffiliated persons and are required to be approved by a majority of independent outside directors of Pacific Premier not having any interest in the transaction.

Indebtedness of Management

No Pacific Premier executive officer or director was indebted to Pacific Premier or its subsidiaries in an amount greater than $120,000 at any time during the fiscal years that ended December 31, 2012, 2011 or 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered to the Company by VTD for the years ended December 31, 2012 and 2011 were as follows:
	2012	2011

Audit fees	$158,000	$132,000
Audit-related fees	10,000	10,000
Audit and audit-related fees	168,000	142,000
Tax compliance fees	14,000	19,000
All other fees	36,000	27,000
Total fees	$218,000	$188,000

Audit Fees.  Audit fees are related to the integrated audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and 10-K for those years.

Audit-Related Fees.  Audit-related fees for each of 2012 and 2011 included fees for audits of the Company’s 401(k) plan.

Tax Fees.  Tax fees in both 2012 and 2011 consisted of tax compliance services in preparation of the Company’s tax returns filed with the Internal Revenue Service and various state tax agencies.

All Other Fees.  All other fees for 2012, included fees related to the acquisition of Palm Desert National, FAB, and public offering of common stock and for 2011 included fees related to the acquisition of Canyon National.

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

In 2012, 100% of Audit-Related Fees, Tax Fees and All Other Fees were pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE

The report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2011 with management and with the independent auditors. Specifically, the Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as amended by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other things:

·	Methods used to account for significant unusual transactions;

·	The effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

·	The process used by management in formulating particularly sensitive accounting estimates and the basis for the auditor’s conclusions regarding the reasonableness of those estimates; and

·	Disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

The Audit Committee has received the written disclosures and the letter from the Company’s independent accountants, VTD, required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee. Additionally, the Audit Committee has discussed with VTD, the issue of its independence from the Company. Based on its review of the audited financial statements and the various discussions noted above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Audit Committee also recommended the appointment of VTD as the Company’s independent accountants for the year ending December 31, 2013.

AUDIT COMMITTEE

Michael L. McKennon, Chair
Kenneth A. Boudreau
Joe Garrett

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

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
2.1
Purchase and Assumption Agreement-Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012. (1)

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
3.1	Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (4)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (4)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (5)
4.2	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (7)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated January 1, 2011. (11)*
10.3	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Kent Smith dated January 1, 2011. (11)*
10.4	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Eddie Wilcox dated January 1, 2011. (11)*
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Mike Karr dated January 1, 2011. (11)*
10.6	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.7	Guarantee Agreement from PPBI Trust I. (8)
10.8	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (9)*
10.9	2004 Stock Incentive Plan (10)*
10.10	Form of 2004 Stock Incentive Plan Incentive Stock Option Agreement (12)
10.11	Form of 2004 Stock Incentive Plan Nonqualified Stock Option Agreement (12)
10.12	Form of 2004 Stock Incentive Plan Restricted Stock Agreement (12)
10.13	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (4)*
10.14	Form of Incentive Stock Option Award Agreement (4)
10.15	Form of Non-Qualified Stock Option Award Agreement (4)
10.16	Form of Restricted Stock Award Agreement (4)
10.17	Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., First Association Bank and certain shareholders of First Associations Bank (2)
10.18	Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., San Diego Trust Bank, and certain shareholders of San Diego Trust Bank(3)
21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
________________

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(7)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2001.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.

*	Management contract or compensatory plan or arrangement.
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

#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2012 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By: /s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer

DATED: March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 14, 2013
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2013
Kent J. Smith

/s/ Jeff C. Jones	Chairman of the Board of Directors	March 14, 2013
Jeff C. Jones

/s/ John D. Goddard	Director	March 14, 2013
John D. Goddard

/s/ Michael L. McKennon	Director	March 14, 2013
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 14, 2013
Kenneth Boudreau

/s/ Joe Garrett	Director	March 14, 2013
Joe Garrett