Form 10-K/A
period 2012-12-31
PACIFIC PREMIER BANCORP INC
filed 2013-04-19
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 14, 2013, the Registrant had 14,158,314 shares outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed with the Securities and Exchange Commission on March 14, 2013 (the “Original Form 10-K”), is being filed solely for the purpose of filing the XBRL related documents identified as Exhibit 101 in Item 15 of, and the Exhibit Index in, the Original Form 10-K.  The Exhibit was not filed with the Original Form 10-K because of a technical error.

Pursuant to Rule 401 of Regulations S-T promulgated by the Securities and Exchange Commission, the financial information contained in the XBRL related documents is unaudited.  Furthermore, in accordance with Rule 406T of Regulations S-T promulgated by the Securities and Exchange Commission, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these Sections.

Other than as expressly set forth above, this Form 10-K/A does not, and does not purport to, amend, update or restate the information in any other item of the Original Form 10-K, or reflect any events that have occurred after the Original Form 10-K was originally filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.

By: /s/ Steven R. Gardner
Steven R. Gardner
President and Chief Executive Officer

DATED: April 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	April 19, 2013
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 19, 2013
Kent J. Smith

/s/ Jeff C. Jones	Chairman of the Board of Directors	April 19, 2013
Jeff C. Jones

/s/ John D. Goddard	Director	April 19, 2013
John D. Goddard

/s/ Michael L. McKennon	Director	April 19, 2013
Michael L. McKennon

/s/ Kenneth A. Boudreau	Director	April 19, 2013
Kenneth A. Boudreau

/s/ Joseph L. Garrett	Director	April 19, 2013
Joseph L. Garrett

/s/ John J. Carona	Director	April 19, 2013
John J. Carona