Form 10-Q
period 2013-03-31
PACIFIC PREMIER BANCORP INC
filed 2013-05-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-22193

(Exact name of registrant as specified in its charter)

DELAWARE	33-0743196
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

17901 VON KARMAN AVENUE, SUITE 1200, IRVINE, CALIFORNIA 92614
(Address of principal executive offices and zip code)

(949) 864-8000
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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of May 9, 2013 was 15,437,531.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2013

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition:  At March 31, 2013 (unaudited), December 31, 2012 (audited) and March 31, 2012 (unaudited)

Consolidated Statements of Operations:  For the three months ended March 31, 2013 and 2012 (unaudited)

Consolidated Statements of Comprehensive Income:  For the three months ended March 31, 2013 and 2012 (unaudited)

Consolidated Statements of Stockholders’ Equity:  For the three months ended March 31, 2013 and 2012 (unaudited)

Consolidated Statements of Cash Flows:  For the three months ended March 31, 2013 and 2012 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	March 31, 2013	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$99,431	$59,325	$93,622
Federal funds sold	27	27	27
Cash and cash equivalents	99,458	59,352	93,649
Investment securities available for sale	301,160	84,066	150,739
FHLB stock/Federal Reserve Bank stock, at cost	10,974	11,247	11,975
Loans held for sale, net	3,643	3,681	62
Loans held for investment	941,828	982,207	695,195
Allowance for loan losses	(7,994)	(7,994)	(8,116)
Loans held for investment, net	933,834	974,213	687,079
Accrued interest receivable	4,898	4,126	3,632
Other real estate owned	1,561	2,258	1,768
Premises and equipment	8,862	8,575	9,550
Deferred income taxes	2,646	6,887	8,654
Bank owned life insurance	17,701	13,485	13,096
Intangible assets	4,463	2,626	2,013
Goodwill	11,854	-	-
Other assets	5,601	3,276	2,954
TOTAL ASSETS	$1,406,655	$1,173,792	$985,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$316,536	$213,636	$125,448
Interest bearing:
Transaction accounts	519,828	329,925	311,152
Retail certificates of deposit	344,968	361,207	410,117
Wholesale certificates of deposit	4,387	-	-
Total deposits	1,185,719	904,768	846,717
FHLB advances and other borrowings	44,191	115,500	28,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	8,846	8,697	10,165
TOTAL LIABILITIES	1,249,066	1,039,275	895,692
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 15,437,531 shares at March 31, 2013, 13,661,648 shares at December 31, 2012, and 10,329,934 shares at March 31, 2012 issued and outstanding	154	137	103
Additional paid-in capital	128,075	107,453	76,239
Retained earnings	27,794	25,822	12,738
Accumulated other comprehensive income, net of tax of $1,095 at March 31, 2013, $772 at December 31, 2012, and $278 at March 31, 2012	1,566	1,105	399
TOTAL STOCKHOLDERS’ EQUITY	157,589	134,517	89,479
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,406,655	$1,173,792	$985,171

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)
	Three Months Ended
	March 31, 2013	March 31, 2012
INTEREST INCOME
Loans	$13,396	$11,237
Investment securities and other interest-earning assets	839	879
Total interest income	14,235	12,116
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	218	329
Interest on certificates of deposit	801	1,427
Total interest-bearing deposits	1,019	1,756
FHLB advances and other borrowings	240	235
Subordinated debentures	77	84
Total interest expense	1,336	2,075
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	12,899	10,041
PROVISION FOR LOAN LOSSES	296	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,603	10,041
NONINTEREST INCOME
Loan servicing fees	326	177
Deposit fees	440	501
Net gain from sales of loans	723	-
Other-than-temporary impairment loss on investment securities, net	(30)	(37)
Other income	265	298
Total noninterest income	1,724	939
NONINTEREST EXPENSE
Compensation and benefits	5,097	3,520
Premises and occupancy	1,293	878
Data processing and communications	635	367
Other real estate owned operations, net	37	147
FDIC insurance premiums	140	133
Legal, audit and professional expense	595	486
Marketing expense	206	215
Office and postage expense	263	163
Loan expense	248	236
Deposit expense	95	64
Merger related expense	1,745	-
Other expense	825	432
Total noninterest expense	11,179	6,641
NET INCOME BEFORE INCOME TAXES	3,148	4,339
INCOME TAX	1,176	1,647
NET INCOME	$1,972	$2,692

EARNINGS PER SHARE
Basic	$0.14	$0.26
Diluted	$0.13	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,355,407	10,335,935
Diluted	15,117,216	10,626,174

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)
	Three Months Ended March 31,
	2013	2012

Net Income	$1,972	$2,692
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period, net of tax	461	81
Reclassification adjustment for net gain on sale of securities included in net income, net of tax	-	-
Net unrealized gain on securities, net of tax	461	81
Comprehensive Income	$2,433	$2,773

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net Income				1,972		1,972
Other comprehensive income					461	461
Share-based compensation expense			152			152
Common stock repurchased and retired	(3,666)	-	(22)			(22)
Common stock issued	1,774,217	17	20,482			20,499
Stock options exercised	5,332	-	10			10
Balance at March 31, 2013	15,437,531	$154	$128,075	$27,794	$1,566	$157,589

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Net Income				2,692		2,692
Other comprehensive income					81	81
Share-based compensation expense			8			8
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	5,330	-	23			23
Balance at March 31, 2012	10,329,934	$103	$76,239	$12,738	$399	$89,479

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,972	$2,692
Adjustments to net income:
Depreciation and amortization expense	440	312
Provision for loan losses	296	-
Share-based compensation expense	152	8
Loss (gain) on sale of other real estate owned	3	(35)
Write down of other real estate owned	-	184
Amortization of premium/discounts on securities held for sale, net	237	140
Amortization of loan mark-to-market discount from FDIC transaction	(729)	(344)
Other-than-temporary impairment loss on investment securities, net	30	37
Gain on sale of loans held for investment	(723)	-
Purchase and origination of loans held for sale	-	(62)
Recoveries on loans	184	17
Principal payments from loans held for sale	38	-
Deferred income tax provision	-	344
Change in accrued expenses and other liabilities, net	(387)	(2,016)
Income from bank owned life insurance, net	(128)	(119)
Change in accrued interest receivable and other assets, net	(1,347)	459
Net cash provided by operating activities	38	1,617
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	50,977	35,219
Net change in undisbursed loan funds	107,003	40,077
Purchase and origination of loans held for investment	(89,836)	(33,243)
Proceeds from sale of other real estate owned	694	1,158
Principal payments on securities available for sale	5,797	2,719
Purchase of securities available for sale	-	(32,351)
Purchases of premises and equipment	(657)	(43)
Redemption of Federal Home Loan Bank of San Francisco stock	926	500
Cash disbursed for purchase of FAB	(42,966)	-
Cash acquired in FAB transaction	167,663	-
Net cash provided by investing activities	199,601	14,036
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(75,867)	17,840
Repayment of FHLB advances and other borrowings	(88,214)	-
Proceeds from issuance of common stock, net of issuance cost	4,560	-
Proceeds from exercise of stock options	10	23
Repurchase of common stock	(22)	(102)
Net cash (used in) provided by financing activities	(159,533)	17,761

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,106	33,414
CASH AND CASH EQUIVALENTS, beginning of period	59,352	60,235
CASH AND CASH EQUIVALENTS, end of period	$99,458	$93,649

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$1,277	$2,041
Income taxes paid	2,700	1,475
Assets acquired (liabilities assumed and capital created) in FAB transaction (See Note 3):
Investment securities	222,391	-
FHLB Stock and TIB Stock	653	-
Loans	26,422	-
Core deposit intangible	1,930	-
Goodwill	11,854	-
Fixed assets	70	-
Other assets	6,098	-
Deposits	(356,818)	-
Other borrowings	(16,905)	-
Other liabilities	(4,454)	-
Additional paid-in capital	(15,938)	-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$-	$1,843
Investment securities available for sale purchased and not settled	$-	$5,517

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013, December 31, 2012, and March 31, 2012, the results of its operations and comprehensive income for the three months ended March 31, 2013 and 2012 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2013 and 2012.  Operating results or comprehensive income for the three months ended March 31, 2013 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2013.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “2012 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”.  ASU 2011-11 affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. The amended guidance is effective for interim and annual periods beginning after January 1, 2013 and should be applied retrospectively to all periods presented. The adoption of the disclosure requirements had no impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution."  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending March 31, 2013. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption has no impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  This update requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  The Company is required to adopt this update prospectively for the quarter ending March 31, 2013.  The update may result in revised disclosures in the Company's financial statements but otherwise has no impact on the Company's consolidated financial position, results of operations or cash flows.

Note 3 –  Acquisitions

First Associations Bank (“FAB”)

Effective March 15, 2013, the Bank acquired FAB (“FAB Acquisition”), a Dallas, Texas, based Texas-chartered bank pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and FAB on October 15, 2012.  As a result of the FAB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $394.1 million, including:

●	$223.0 million in investment securities, including Federal Home Loan Bank (“FHLB”) and TIB-The Independent BankersBank (“TIB”) stock;

●	$124.7 million of cash and cash equivalents;

●	$26.4 million of loans;

●	$11.9 million in goodwill;

●	$6.2 million of other types of assets; and

●	$1.9 million of a core deposit intangible.

Also as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Company’s stock issued to FAB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $378.2 million, including:

●	$329.5 million in deposit transaction accounts;

●	$17.4 million in retail certificates of deposit;

●	$9.9 million in wholesale deposits;

●	$16.9 million in other borrowings;

●	$3.9 million in deferred tax liability; and

●	$536,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB Accounting Standards Codification (“ASC”) Topic 820: Fair Value Measurements and Disclosures.

The acquisition is a unique opportunity for the Company to acquire a highly efficient, consistently profitable and niche focused business that will complement our existing banking franchise.  Additionally, this partnership will improve the Company’s deposit base, lower its cost of deposits and provide the platform to accelerate future core deposit growth.  Additionally, the acquisition of FAB allowed the Company to deploy a portion of its current capital base into a compelling investment.

Palm Desert National Bank Acquisition

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the Federal Deposit Insurance Corporation (“FDIC”) as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert National Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including $63.8 million of loans, $39.5 million of cash and cash equivalents, $11.5 million of other real estate owned (“OREO”), $1.5 million in investment securities, including FHLB stock and Federal Reserve Bank stock, $840,000 of a core deposit intangible and $3.8 million of other types of assets. Liabilities with a fair value of approximately $118.0 million, including $50.1 million in deposit transaction accounts, $30.8 million in retail certificates of deposit, $34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012, $2.4 million in deferred tax liability and $578,000 of other liabilities. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$74	$11	$-	$85
Municipal bonds	154,543	1,783	(387)	155,939
Mortgage-backed securities	143,882	1,821	(567)	145,136
Total securities available for sale	298,499	3,615	(954)	301,160
Stock:
FHLB stock	$8,955	-	-	8,955
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	10,974	-	-	10,974
Total securities	$309,473	$3,615	$(954)	$312,134

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	82,189	2,360	(483)	84,066
Stock:
FHLB stock	9,228	-	-	9,228
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	11,247	-	-	11,247
Total securities	$93,436	$2,360	$(483)	$95,313

	March 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Corporate	5,000	-	(183)	4,817
Municipal bonds	26,940	851	(96)	27,695
Mortgage-backed securities	117,975	893	(801)	118,067
Total securities available for sale	150,062	1,757	(1,080)	150,739
Stock:
FHLB stock	9,956	-	-	9,956
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	11,975	-	-	11,975
Total securities	$162,037	$1,757	$(1,080)	$162,714

At March 31, 2013, the Company had a $9.0 million investment in FHLB stock carried at cost.  During the first quarter of 2013, the FHLB has repurchased $273,000 of the Company’s excess FHLB stock through their stock repurchase program.

At March 31, 2013, mortgage-backed securities (“MBS”) with an estimated par value of $41.1 million and a fair value of $42.5 million were pledged as collateral for the Bank’s three reverse repurchases agreements which totaled $28.5 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.
	March 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	122	$53,773	$(387)	-	$-	$-	122	$53,773	$(387)
Mortgage-backed securities	3	20,258	(350)	27	1,031	(217)	30	21,289	(567)
Total	125	$74,031	$(737)	27	$1,031	$(217)	152	$75,062	$(954)

	December 31, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	1	$292	$(1)	-	$-	$-	1	$292	$(1)
Mortgage-backed securities	2	15,128	(152)	31	1,012	(330)	33	16,140	(482)
Total	3	$15,420	$(153)	31	$1,012	$(330)	34	$16,432	$(483)

	March 31, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Corporate bonds	1	$4,817	$(183)	-	$-	$-	1	$4,817	$(183)
Municipal bonds	8	2,832	(96)	-	-	-	8	2,832	(96)
Mortgage-backed securities	13	25,523	(87)	39	1,368	(714)	52	26,891	(801)
Total	22	$33,172	$(366)	39	$1,368	$(714)	61	$34,540	$(1,080)

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2013, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$-	$-	$-	$74	$85	$-	$-	$74	$85
Municipal bonds	-	-	4,716	4,720	61,012	61,297	88,815	89,922	154,543	155,939
Mortgage-backed securities	-	-	23	24	12,989	13,102	130,870	132,010	143,882	145,136
Total investment securities available for sale	-	-	4,739	4,744	74,075	74,484	219,685	221,932	298,499	301,160
Stock:
FHLB	8,955	8,955	-	-	-	-	-	-	8,955	8,955
Federal Reserve Bank	2,019	2,019	-	-	-	-	-	-	2,019	2,019
Total stock	10,974	10,974	-	-	-	-	-	-	10,974	10,974
Total securities	$10,974	$10,974	$4,739	$4,744	$74,075	$74,484	$219,685	$221,932	$309,473	$312,134

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At March 31, 2013, the Company had accumulated other comprehensive income of $2.7 million, or $1.6 million net of tax, compared to accumulated other comprehensive income of $1.9 million, or $1.1 million net of tax, at December 31, 2012.

Note 5 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)
Business loans:
Commercial and industrial	$140,592	$115,354	$83,947
Commercial owner occupied (1)	166,571	150,934	146,904
SBA	5,116	6,882	3,948
Warehouse facilities	138,935	195,761	44,246
Real estate loans:
Commercial non-owner occupied	256,015	253,409	168,672
Multi-family	139,100	156,424	185,367
One-to-four family (2)	87,109	97,463	52,280
Land	7,863	8,774	7,246
Other loans	4,690	1,193	3,139
Total gross loans (3)	945,991	986,194	695,749
Less loans held for sale, net	3,643	3,681	62
Total gross loans held for investment	942,348	982,513	695,687
Less:
Deferred loan origination costs (fees) and premiums (discounts), net	(520)	(306)	(492)
Allowance for loan losses	(7,994)	(7,994)	(8,116)
Loans held for investment, net	$933,834	$974,213	$687,079

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2013 is net of the mark-to-market discounts on Canyon National loans of $2.7 million, on Palm Desert National loans of $4.7 million, and on FAB loans of $157,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $37.6 million for secured loans and $22.6 million for unsecured loans at March 31, 2013.  At March 31, 2013, the Bank’s largest aggregate outstanding balance of loans to one borrower was $22.8 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:
	March 31, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$77	$214	$291
Commercial owner occupied (1)	941	260	1,201
Real estate loans:
Commercial non-owner occupied	1,029	-	1,029
One-to-four family (2)	-	27	27
Land	1,034	-	1,034
Total purchase credit impaired	$3,081	$501	$3,582

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At March 31, 2013, the Company had $3.6 million of purchased credit impaired loans, of which $34,000 were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the three months ended March 31, 2013:
	Three Months Ended March 31, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$2,029	$247	$2,276
Accretable yield at acquisition	-	-	-
Accretion	(122)	(28)	(150)
Disposals and other	-	(75)	(75)
Change in accretable yield	157	448	605
Balance at the end of period	$2,064	$592	$2,656

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:
			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
March 31, 2013
Business loans:
Commercial and industrial	$697	$580	$281	$299	$256	$584	$18
Commercial owner occupied	245	245	-	245	-	245	-
SBA	422	129	-	129	-	143	6
Real estate loans:
Commercial non-owner occupied	2,478	1,974	-	1,974	-	1,550	22
Multi-family	-	-	-	-	-	88	2
One-to-four family	849	824	501	322	360	858	26
Totals	$4,691	$3,752	$782	$2,969	$616	$3,468	$74

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
December 31, 2012
Business loans:
Commercial and industrial	$707	$593	$287	$306	$270	$203	$29
Commercial owner occupied	-	-	-	-	-	444	-
SBA	810	259	-	259	-	468	21
Real estate loans:
Commercial non-owner occupied	746	670	-	670	-	1,031	59
Multi-family	315	266	-	266	-	1,123	22
One-to-four family	960	948	541	407	395	720	59
Totals	$3,538	$2,736	$828	$1,908	$665	$3,989	$190

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
		(in thousands)
March 31, 2012
Business loans:
Commercial and industrial	$81	$76	$-	$76	$-	$351	$1
Commercial owner occupied	1,043	913	-	913	-	1,154	-
SBA	2,171	604	-	604	-	547	8
Real estate loans:
Commercial non-owner occupied	709	648	-	648	-	1,069	11
Multi-family	1,446	1,414	-	1,414	-	1,417	23
One-to-four family	1,170	973	-	973	-	671	11
Totals	$6,620	$4,628	$-	$4,628	$-	$5,209	$54

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)

Nonaccruing loans	$3,055	$1,988	$3,696
Accruing loans	697	748	932
Total impaired loans	$3,752	$2,736	$4,628

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status at March 31, 2013 of $3.1 million, December 31, 2012 of $2.0 million, and March 31, 2012 of $3.7 million.  The Company had no loans 90 days or more past due and still accruing at March 31, 2013, December 31, 2012 or March 31, 2012.

The Company had an immaterial amount of TDRs related to three U.S. Small Business Administration (“SBA”) loans which were all completed prior to 2011.

Concentration of Credit Risk

As of March 31, 2013, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The following provides brief definitions for risk grades assigned to loans in the portfolio:

●	Pass classifications represent assets with a level of credit quality which contain no well-defined deficiency or weakness.
●
Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiency or potential weaknesses deserving management’s close attention.

●
Substandard assets are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  These assets are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  OREO acquired from foreclosure is also classified as substandard.

●
Doubtful credits have all the weaknesses inherent in substandard credits, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

●	Loss assets are those that are considered uncollectible and of such little value that their continuance as assets is not warranted. Amounts classified as loss are promptly charged off.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:
	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$136,947	$96	$3,549	$140,592
Commercial owner occupied	149,787	2,792	13,992	166,571
SBA	5,063	-	53	5,116
Warehouse facilities	138,935	-	-	138,935
Real estate loans:
Commercial non-owner occupied	247,140	360	8,515	256,015
Multi-family	137,014	517	1,569	139,100
One-to-four family	85,849	-	1,260	87,109
Land	7,853	-	10	7,863
Other loans	4,678	-	12	4,690
Totals	$913,266	$3,765	$28,960	$945,991

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$111,895	$92	$3,367	$115,354
Commercial owner occupied	136,330	2,674	11,930	150,934
SBA	6,819	-	63	6,882
Warehouse facilities	195,761	-	-	195,761
Real estate loans:
Commercial non-owner occupied	240,585	687	12,137	253,409
Multi-family	143,003	11,583	1,838	156,424
One-to-four family	96,061	-	1,402	97,463
Land	8,762	-	12	8,774
Other loans	1,177	-	16	1,193
Totals	$940,393	$15,036	$30,765	$986,194

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2012	(in thousands)
Business loans:				-
Commercial and industrial	$82,070	$864	$1,013	$83,947
Commercial owner occupied	134,326	3,778	8,800	146,904
SBA	3,747	-	201	3,948
Warehouse facilities	44,246	-	-	44,246
Real estate loans:
Commercial non-owner occupied	165,237	672	2,763	168,672
Multi-family	170,714	9,932	4,721	185,367
One-to-four family	50,580	-	1,700	52,280
Land	7,246	-	-	7,246
Other loans	3,119	-	20	3,139
Totals	$661,285	$15,246	$19,218	$695,749

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$140,365	$9	$-	$218	$140,592	$333
Commercial owner occupied	166,326	-	-	245	166,571	245
SBA	5,044	-	-	72	5,116	121
Warehouse facilities	138,935	-	-	-	138,935	-
Real estate loans:
Commercial non-owner occupied	254,678	-	-	1,337	256,015	1,974
Multi-family	138,053	-	1,047	-	139,100	-
One-to-four family	87,021	49	30	9	87,109	429
Land	7,863	-	-	-	7,863	-
Other loans	4,690	-	-	-	4,690	-
Totals	$942,975	$58	$1,077	$1,881	$945,991	$3,102

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$115,078	$-	$58	$218	$115,354	$347
Commercial owner occupied	150,689	-	245	-	150,934	14
SBA	6,697	-	-	185	6,882	260
Warehouse facilities	195,761	-	-	-	195,761	-
Real estate loans:
Commercial non-owner occupied	253,409	-	-	-	253,409	670
Multi-family	156,424	-	-	-	156,424	266
One-to-four family	97,283	101	-	79	97,463	522
Land	8,774	-	-	-	8,774	127
Other loans	1,188	5	-	-	1,193	-
Totals	$985,303	$106	$303	$482	$986,194	$2,206

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$83,937	$10	$-	$-	$83,947	$100
Commercial owner occupied	145,580	-	478	846	146,904	1,325
SBA	3,435	-	-	513	3,948	544
Warehouse facilities	44,246	-	-	-	44,246	-
Real estate loans:
Commercial non-owner occupied	168,487	-	-	185	168,672	648
Multi-family	185,367	-	-	-	185,367	287
One-to-four family	51,741	-	219	320	52,280	792
Land	7,246	-	-	-	7,246	-
Other loans	3,138	1	-	-	3,139	-
Totals	$693,177	$11	$697	$1,864	$695,749	$3,696

Note 6 – Allowance for Loan Losses

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

Owner Occupied Commercial Real Estate Loans, Commercial and Industrial Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's actual trailing 36 month, 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

Multi-Family and Non-Owner Occupied Commercial Real Estate Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by management using the Bank's actual trailing 36 month, 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

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

One-to-Four Family and Consumer Loans

The Company's base ALLL factor for one-to-four family and consumer loans is determined by management using the Bank's actual trailing 36 month, 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For one-to-four family and consumer loans, those factors include:

●	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment, and
●	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

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

Warehouse Facilities

The Company's warehouse facilities are structured as repurchase facilities, whereby we purchase funded one-to-four family loans on an interim basis.  Therefore, the base ALLL factor for warehouse facilities is equal to that for one-to-four family and consumer loans as discussed above.  Adjustments to the base factor are made for relevant internal and external factors.  Those factors include:

●	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment,

●	Changes in the nature and volume of the loan portfolio, including new types of lending, and

●	The existence and effect of concentrations of credit, and changes in the level of such concentrations.

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$31	$52	$7,994
Charge-offs	(58)	-	(5)	-	(401)	-	(10)	-	(6)	(480)
Recoveries	7	-	19	-	-	-	43	-	115	184
Provisions for (reduction in) loan losses	1,037	153	(43)	(814)	345	(639)	279	90	(112)	296
Balance, March 31, 2013	$2,296	$1,665	$50	$730	$1,403	$506	$1,174	$121	$49	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$256	$-	$-	$-	$-	$-	$360	$-	$-	$616
General portfolio allocation	2,040	1,665	50	730	1,403	506	814	121	49	7,378

Loans individually evaluated for impairment	580	245	129	-	1,974	-	824	-	-	3,752
Specific reserves to total loans individually evaluated for impairment	44.14%	0.00%	0.00%	0.00%	0.00%	0.00%	43.69%	0.00%	0.00%	16.42%
Loans collectively evaluated for impairment	$140,012	$166,326	$4,987	$138,935	$254,041	$139,100	$86,285	$7,863	$4,690	$942,239
General reserves to total loans collectively evaluated for impairment	1.46%	1.00%	1.00%	0.53%	0.55%	0.36%	0.94%	1.54%	1.04%	0.78%

Total gross loans	$140,592	$166,571	$5,116	$138,935	$256,015	$139,100	$87,109	$7,863	$4,690	$945,991
Total allowance to gross loans	1.63%	1.00%	0.98%	0.53%	0.55%	0.36%	1.35%	1.54%	1.04%	0.85%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$1,361	$1,119	$80	$1,347	$1,287	$2,281	$931	$39	$77	$8,522
Charge-offs	(191)	-	(108)	-	(1)	-	(122)	-	(1)	(423)
Recoveries	1	-	11	-	-	-	1	-	4	17
Provisions for (reduction in) loan losses	291	31	188	(576)	215	196	(247)	(39)	(59)	-
Balance, March 31, 2012	$1,462	$1,150	$171	$771	$1,501	$2,477	$563	$-	$21	$8,116

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	1,462	1,150	171	771	1,501	2,477	563	-	21	8,116

Loans individually evaluated for impairment	76	913	604	-	648	1,414	973	-	-	4,628
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$83,871	$145,991	$3,344	$44,246	$168,024	$183,953	$51,307	$7,246	$3,139	$691,121
General reserves to total loans collectively evaluated for impairment	1.74%	0.79%	5.11%	1.74%	0.89%	1.35%	1.10%	0.00%	0.67%	1.17%

Total gross loans	$83,947	$146,904	$3,948	$44,246	$168,672	$185,367	$52,280	$7,246	$3,139	$695,749
Total allowance to gross loans	1.74%	0.78%	4.33%	1.74%	0.89%	1.34%	1.08%	0.00%	0.67%	1.17%

Note 7 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.05% per annum as of March 31, 2013.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s consolidated financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

Note 8 – Earnings Per Share

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended March 31,
	2013	2012

Stock options excluded	102,193	271,511

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2013			2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$1,972			$2,692
Basic income available to common stockholders	1,972	14,355,407	$0.14	2,692	10,335,935	$0.26
Effect of warrants and dilutive stock options	-	761,809		-	290,239

Diluted income available to common stockholders plus assumed conversions	$1,972	15,117,216	$0.13	$2,692	10,626,174	$0.25

Note 9 – Fair Value of Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Financial instruments are considered Level 1 when the valuation is based on quoted prices in active markets for identical assets or liabilities. Level 2 financial instruments are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or models using inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques, and at least one significant model assumption or input is unobservable and when determination of the fair value requires significant management judgment or estimation.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2013, December 31, 2012 and March 31, 2012:

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

Loans Held for Investment— For variable-rate loans that re-price frequently and have no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  The carrying amount of accrued interest receivable approximates its fair value as a Level 1 classification.

Other real estate owned – Other real estate owned (OREO) assets are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of OREO assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$99,458	$99,458	$-	$-	$99,458
Securities available for sale	301,160	142,219	157,957	984	301,160
Federal Reserve Bank and FHLB stock, at cost	10,974	10,974	-	-	10,974
Loans held for sale, net	3,643	-	3,643	-	3,643
Loans held for investment, net	933,834	-	-	1,004,001	1,004,001
Accrued interest receivable	4,898	4,898	-	-	4,898

Liabilities:
Deposit accounts	1,185,719	835,196	351,462	-	1,186,658
Other borrowings	44,191	-	47,463	-	47,463
Subordinated debentures	10,310	-	4,865	-	4,865
Accrued interest payable	213	213	-	-	213

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$236,720	$-	$23,672	$-	$23,672

	At December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,352	$59,352	$-	$-	$59,352
Securities available for sale	84,066	81,042	2,072	952	84,066
Federal Reserve Bank and FHLB stock, at cost	11,247	11,247	-	-	11,247
Loans held for sale, net	3,681	-	3,681	-	3,681
Loans held for investment, net	974,213	-	-	1,049,589	1,049,589
Accrued interest receivable	4,126	4,126	-	-	4,126

Liabilities:
Deposit accounts	904,768	548,101	363,382	-	911,483
FHLB advances	87,000	87,000	-	-	87,000
Other borrowings	28,500	-	31,267	-	31,267
Subordinated debentures	10,310	-	4,973	-	4,973
Accrued interest payable	142	142	-	-	142

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$131,450	$-	$13,145	$-	$13,145

	At March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$93,649	$93,649	$-	$-	$93,649
Securities available for sale	150,739	146,875	2,898	966	150,739
Federal Reserve Bank and FHLB stock, at cost	11,975	11,975	-	-	11,975
Loans held for sale, net	62	-	62	-	62
Loans held for investment, net	687,079	-	-	758,893	758,893
Accrued interest receivable	3,632	3,632	-	-	3,632

Liabilities:
Deposit accounts	846,717	436,064	413,314	-	849,378
FHLB advances	-	-	-	-	-
Other borrowings	28,500	-	31,964	-	31,964
Subordinated debentures	10,310	-	7,617	-	7,617
Accrued interest payable	181	181	-	-	181

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$105,011	$-	$10,501	$-	$10,501

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At March 31, 2013, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:
	March 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$85	$-	$-	$85
Municipal bonds	-	155,939	-	155,939
Mortgage-backed securities	142,134	2,018	984	145,136
Total securities available for sale	$142,219	$157,957	$984	$301,160
Stock:
FHLB stock	$8,955	$-	$-	$8,955
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$10,974	$-	$-	$10,974
Total securities	$153,193	$157,957	$984	$312,134

	March 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$160	$-	$-	$160
Corporate	4,817	-	-	4,817
Municipal bonds	27,695	-	-	27,695
Mortgage-backed securities	114,203	2,898	966	118,067
Total securities available for sale	$146,875	$2,898	$966	$150,739
Stock:
FHLB stock	$9,956	$-	$-	$9,956
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$11,975	$-	$-	$11,975
Total securities	$158,850	$2,898	$966	$162,714

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended for the periods indicated:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance, beginning of period	$952	$991
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(30)	(47)
Included in other comprehensive income	117	113
Purchases, issuances, and settlements	(55)	(71)
Transfer in and/or out of Level 3	-	(20)
Balance, end of period	$984	$966

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	March 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$3,752	$3,752
Loans held for sale	-	3,643	-	3,643
Other real estate owned	-	1,561	-	1,561
Total assets	$-	$5,204	$3,752	$8,956

	March 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$4,628	$4,628
Loans held for sale	-	62	-	62
Other real estate owned	-	1,768	-	1,768
Total assets	$-	$1,830	$4,628	$6,458

Note 10 – Pending Acquisition of San Diego Trust Bank

On March 5, 2013, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with San Diego Trust Bank, a San Diego, California, based state-chartered bank (“SDTB”), pursuant to which the Bank will acquire SDTB.  At March 31, 2013, SDTB had total assets of $210.9 million, total stockholders’ equity of $25.5 million and total deposits of $182.3 million.  If the acquisition of SDTB is consummated, it will expand the Company’s banking footprint into San Diego County and is expect to further improve the Company’s deposit mix.

On the date of the Merger Agreement, the transaction was valued at approximately $30.6 million.  SDTB shareholders will have a choice between electing to receive $13.41 per share in cash or 1.114 shares of the Corporation’s common stock for each share of SDTB common stock, subject to the overall requirement that 50% of the consideration will be in the form of cash and 50% will be in the form of the Corporation’s common stock.  Both the cash portion and the stock portion of the merger consideration payable to SDTB shareholders will be subject to possible adjustment prior to the closing of the transaction. The cash portion of the consideration payable to SDTB shareholders may be reduced if SDTB’s transaction-related expenses exceed $3.0 million on an after-tax basis.  The number of shares of the Corporation’s common stock to be issued in exchange for each share of SDTB common stock is based on a fixed exchange ratio of 1.114 shares of Corporation common stock, subject to possible upward or downward adjustment in the event that the average closing price of the Corporation’s common stock price as measured during the 10 trading day period ending on the fifth business day prior to the effective time of the acquisition is below $10.83 per share or above $13.24 per share. In no event will an upward adjustment to the exchange ratio increase beyond a number of shares of Corporation common stock that would result in the Corporation issuing to SDTB shareholders in the aggregate more than 19.9% of its outstanding shares of Corporation common stock at the closing of the transaction.

The transaction is expected to close late in the second quarter of 2013 or in the third quarter of 2013, subject to satisfaction of customary closing conditions and approval of the SDTB shareholders.  Directors and executive officers of SDTB have entered into agreements with the Company and SDTB whereby they committed to vote their shares of SDTB common stock in favor of the acquisition.  The Company has received bank regulatory approval for the acquisition of SDTB.  For additional information about the proposed acquisition of SDTB, see the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2013 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

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

●
The effect of the Palm Desert National Acquisition, the Canyon National Acquisition, the FAB Acquisition, the proposed acquisition of SDTB and other acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2012 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

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

As a California state-chartered commercial bank which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DFI and the Federal Reserve.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts and up to $250,000 per depositor for all other accounts in accordance with the Dodd-Frank Act.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank.  If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators.  Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.  As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  At March 31, 2013, the Bank operated ten full-service depository branches in Southern California located in the cities of Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, San Bernardino, and Seal Beach.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2012 Annual Report.  There have been no significant changes to our Critical Accounting Policies as described in our 2012 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change.  For further information, see “Allowances for Loan Losses” discussed in Note 6 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in our 2012 Annual Report.

FIRST ASSOCIATIONS BANK ACQUISITION

Effective March 15, 2013, the Bank acquired FAB, a Dallas, Texas, based Texas-chartered bank pursuant to the terms of a definitive agreement entered into by the Bank and the FAB on October 15, 2012.  As a result of the FAB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $394.1 million, including:

●	$223.0 million in investment securities, including FHLB and TIB Bank stock;

●	$124.7 million of cash and cash equivalents;

●	$26.4 million of loans;

●	$11.9 million in goodwill;

●	$6.2 million of other types of assets; and

●	$1.9 million of a core deposit intangible.

Also as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Company’s stock issued to FAB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $378.2 million, including:

●	$329.5 million in deposit transaction accounts;

●	$17.4 million in retail certificates of deposit;

●	$9.9 million in wholesale deposits;

●	$16.9 million in other borrowings;

●	$3.9 million in deferred tax liability; and

●	$536,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition is a unique opportunity for the Company to acquire a highly efficient, consistently profitable and niche focused business that will complement our existing banking franchise.  Additionally, this partnership will improve the Company’s deposit base, lower its cost of deposits and provide the platform to accelerate future core deposit growth.  Additionally, the acquisition of FAB allowed the Company to deploy a portion of its current capital base into a compelling investment.

RESULTS OF OPERATIONS

In the first quarter of 2013, we recorded net income of $2.0 million, or $0.13 per diluted share, down from net income of $2.7 million, or $0.25 per diluted share, for the first quarter of 2012.

The Company’s pre-tax income totaled $3.1 million for the quarter ended March 31, 2013, down from $4.3 million for the quarter ended March 31, 2012.  The decrease of $1.2 million between the two quarters was primarily related to an increase in noninterest expense of $4.5 million, partially offset by an increase of $2.9 million in net interest income and an increase in noninterest income of $785,000.

For the three months ended March 31, 2013, our return on average assets was 0.67% and return on average equity was 5.65%, down from a return on average assets of 1.11% and a return on average equity of 12.24% for the same comparable period of 2012.

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

Compared to the first quarter of 2012, net interest income for the first quarter of 2013 increased $2.9 million or 28.5% to $12.9 million.  The increase in net interest income reflected an increase in average interest-earning assets of $201.3 million or 21.6% in the current quarter to $1.1 billion and a higher net interest margin of 4.62% in the current quarter, compared with 4.31% in the first quarter of 2012.  The increase in average interest-earning assets for the period was primarily due to an increase in average loans, which were up $229.7 million primarily associated with organic loan growth, loan purchases and acquisitions.  The increase in the current quarter net interest margin of 31 basis points primarily reflected a decrease in the cost of deposits of 41 basis points, partially offset by the decrease in our interest-earning asset yield of 11 basis points.

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
	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$69,143	$37	0.22%	$41,867	$14	0.13%	$96,177	$50	0.21%
Federal funds sold	27	-	0.00%	27	-	0.00%	28	-	0.00%
Investment securities	134,895	802	2.38%	120,787	668	2.21%	136,216	829	2.43%
Loans receivable, net (1)	928,577	13,396	5.85%	870,782	13,477	6.19%	698,923	11,237	6.43%
Total interest-earning assets	1,132,642	14,235	5.09%	1,033,463	14,159	5.48%	931,344	12,116	5.20%
Noninterest-earning assets	38,911			43,352			40,861
Total assets	$1,171,553			$1,076,815			$972,205
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$237,081	$-	0.00%	$217,436	$-	0.00%	$118,545	$-	0.00%
Interest-bearing:
Transaction accounts	379,638	218	0.23%	305,364	243	0.32%	295,415	329	0.45%
Retail certificates of deposit	349,471	800	0.93%	378,068	963	1.01%	423,635	1,427	1.35%
Wholesale certificates of deposit	833	1	0.49%	-	-	0.00%	-	-	0.00%
Total deposits	967,023	1,019	0.43%	900,868	1,206	0.53%	837,595	1,756	0.84%
FHLB advances and other borrowings	44,769	240	2.17%	50,576	253	1.99%	28,566	235	3.32%
Subordinated debentures	10,310	77	3.03%	10,310	79	3.05%	10,310	84	3.29%
Total borrowings	55,079	317	2.33%	60,886	332	2.17%	38,876	319	3.31%
Total deposits and borrowings	1,022,102	1,336	0.53%	961,754	1,538	0.64%	876,471	2,075	0.95%
Other liabilities	9,766			6,725			7,752
Total liabilities	1,031,868			968,479			884,223
Stockholders' equity	139,685			108,336			87,982
Total liabilities and equity	$1,171,553			$1,076,815			$972,205
Net interest income		$12,899			$12,621			$10,041
Net interest rate spread (2)			4.56%			4.84%			4.25%
Net interest margin (3)			4.62%			4.88%			4.31%
Ratio of interest-earning assets to deposits and borrowings			110.81%			107.46%			106.26%

(1)	Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2)	Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2013
	Compared to
	Three Months Ended March 31, 2012
	Increase (decrease) due to

	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$2	$(15)	$(13)
Investment securities	(19)	(8)	(27)
Loans receivable, net	(1,243)	3,402	2,159
Total interest-earning assets	$(1,260)	$3,379	$2,119

Interest-bearing liabilities
Transaction accounts	$(189)	$78	$(111)
Retail certificates of deposit	(404)	(223)	(627)
Wholesale/brokered certificates of deposit	-	1	1
FHLB advances and other borrowings	(100)	105	5
Subordinated debentures	(7)	-	(7)
Total interest-bearing liabilities	$(700)	$(39)	$(739)
Change in net interest income	$(560)	$3,418	$2,858

Provision for Loan Losses

There was no provision for loan loss recorded in the first quarter of 2012, compared to $296,000 recorded in the first quarter of 2013. Stable credit quality metrics and the recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL.  Compared to the first quarter of 2012, net loan charge-offs decreased $110,000 to $296,000 during the first quarter of 2013.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the first quarter of 2013, charge-offs associated with purchased credit impaired loans totaled $57,000, compared to zero for the same period in 2012.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2013 amounted to $1.7 million, up $785,000 or 83.6% compared to the first quarter of 2012.  The increase was primarily related to net gains from the sale of loans of $723,000 that were generated from the sale of $5.0 million of SBA loans in the first quarter of 2013, compared with no sales in the year-ago quarter, and higher loan servicing fees of $149,000, partially offset by lower deposit fees of $61,000.

Noninterest Expense

Noninterest expense totaled $11.2 million for the first quarter of 2013, up $4.5 million or 68.3%, compared to the first quarter of 2012.  The increase primarily related to one-time costs associated with the FAB Acquisition of $1.7 million and included higher:

●
Compensation and benefits costs of $1.6 million primarily from increased employee count from acquisitions and business expansion, as we added employees in lending and credit areas to increase our production of commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, SBA loans, homeowner association (“HOA”) loans, warehouse facilities and a construction loan manager to oversee the origination of construction loans; health care expense and employer payroll taxes;

●	Premises and occupancy costs of $415,000 primarily related to rental expense of our new corporate headquarters needed for business expansion;
●
Other expense of $393,000 primarily due to acquisition and business expansion and a higher provision for off-balance sheet commitment expenses of $96,000 and HOA management company fees of $65,000; and

●	Data processing and communications costs of $268,000, primarily related to acquisition and business expansion initiatives over the past year.

Partially offsetting these increased expenses was lower OREO operations expense of $110,000.  Additionally, included in legal, audit and professional expense were legal fees of $337,000 related to our pending acquisition of with SDTB.

Income Taxes

For the three months ended March 31, 2013, we had a tax provision of $1.2 million and an effective tax rate of 37.4%, compared to a tax provision of $1.6 million and an effective tax rate of 38.0% for the same period in 2012.  The decrease in the effective tax rate was primarily attributed to lower pre-tax income in relation to the permanent tax differences of income from bank-owned life insurance, enterprise zone deductions and tax free municipal securities in the first quarter of 2013 as compared to the first quarter in 2012.  At March 31, 2013, we had no valuation allowance against our deferred tax asset of $2.6 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At March 31, 2013, assets totaled $1.4 billion, up $421.5 million or 42.8% from March 31, 2012 and up $232.9 million or 19.8% from December 31, 2012. The increase since year-end 2012 was primarily related to the FAB Acquisition, partially offset by the payoff of $87.0 million of FHLB borrowings and a decrease in loans held for investment of $66.8 million, excluding the loans acquired from FAB. The increase from March 31, 2012 was predominately related to two acquisitions: the FAB Acquisition in March of 2012, which included at the acquisition date $222.4 million in securities, $124.7 million in cash, $26.4 million in loans, $11.9 million in goodwill and $8.7 million in other types of assets, and the acquisition of Palm Desert National from the FDIC, as receiver, in April of 2012, which included at the acquisition date $63.8 million in loans, $39.5 million in cash, $11.5 million in OREO and $6.1 million in other types of assets.

Loans

Net loans held for investment totaled $933.8 million at March 31, 2013, an increase of $246.8 million or 35.9% from March 31, 2012 and a decrease of $40.4 million or 4.1% from December 31, 2012.  The increase in net loans held for investment from the year-ago quarter was primarily related to increases from organic growth including warehouse facility lending of $94.7 million and the Palm Desert National Acquisition.  The decrease in loans from the end of the prior quarter was primarily related to a decline in loan balances of our warehouse facilities of $56.8 million, multi-family loans of $17.3 million, including sub-performing credits totaling $14.9 million, and one-to-four residential loans of $10.4 million, partially offset by increases in C&I loans of $25.2 million and owner occupied CRE loans of $15.6 million. During the first quarter of 2013, commitments on our warehouse repurchase facility credits increased $42.7 million to total $313.9 million with our end of period utilization rates for these loans dropping from 73.4% at December 31, 2012 to 44.3% at March 31, 2013. Although our end of period balances for warehouse facilities decreased, our average daily outstanding balance increased $12.5 million to $145.3 million when comparing the first quarter of 2013 with the fourth quarter of 2012.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:
	March 31, 2013			December 31, 2012			March 31, 2012
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$140,592	14.9%	5.16%	$115,354	11.7%	5.25%	$83,947	12.1%	5.73%
Commercial owner occupied (1)	166,571	17.6%	5.90%	150,934	15.3%	6.11%	146,904	21.1%	6.46%
SBA	5,116	0.5%	6.04%	6,882	0.7%	6.04%	3,948	0.6%	6.06%
Warehouse facilities	138,935	14.7%	4.79%	195,761	19.9%	4.80%	44,246	6.4%	5.40%
Real estate loans:
Commercial non-owner occupied	256,015	27.1%	5.59%	253,409	25.6%	5.68%	168,672	24.2%	6.34%
Multi-family	139,100	14.7%	5.69%	156,424	15.9%	5.78%	185,367	26.6%	5.99%
One-to-four family (2)	87,109	9.2%	4.67%	97,463	9.9%	4.67%	52,280	7.5%	5.11%
Construction	-	0.0%	0.00%	-	0.0%	0.00%	-	0.0%	0.00%
Land	7,863	0.8%	4.83%	8,774	0.9%	4.89%	7,246	1.0%	5.26%
Other loans	4,690	0.5%	6.09%	1,193	0.1%	6.20%	3,139	0.5%	7.46%
Total gross loans (3)	945,991	100.0%	5.30%	986,194	100.0%	5.44%	695,749	100.0%	6.04%
Less loans held for sale	3,643			3,681			62
Total gross loans held for investment	942,348			982,513			695,687
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(520)			(306)			(492)
Allowance for loan losses	(7,994)			(7,994)			(8,116)
Loans held for investment, net	$933,834			$974,213			$687,079

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2013 is net of the mark-to-market discounts on Canyon National loans of $2.7 million, on Palm Desert National loans of $4.7 million, and on FAB loans of $157,000.

Gross loans held for investment totaled $942.3 million at March 31, 2013, compared to $695.7 million at March 31, 2012 and $982.5 million at December 31, 2012.  The increase in gross loans held for investment of $246.7 million or 35.5% from the year-ago first quarter was primarily related to increases from organic growth and the Palm Desert National Acquisition.  The decrease of $40.2 million or 4.1% since December 31, 2012 included loan originations of $89.8 million, partially offset by an increase in undisbursed loan funds of $107.0 million, loan repayments of $45.2 million, and loan sales of $5.0 million.  The increase in the undisbursed loan funds was primarily related to the reduction in the utilization rate for warehouse facility loans.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:
	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Beginning balance gross loans	$986,194	$739,254
Loans originated:
Business loans:
Commercial and industrial	12,133	8,266
Commercial owner occupied (1)	3,582	4,347
SBA	4,373	769
Warehouse facilities	42,710	11,200
Real estate loans:
Commercial non-owner occupied	25,970	3,953
Multi-family	783	2,575
One-to-four family (2)	180	62
Other loans	106	439
Total loans originated	89,837	31,611
Loans purchased:
Business loans:
Commercial and industrial	26,421	-
Real estate loans:
Commercial non-owner occupied	-	1,694
Total loans purchased	26,421	1,694
Total loan production	116,258	33,305
Principal repayments	(45,244)	(35,219)
Sales of loans	(5,048)	-
Change in undisbursed loan funds, net	(107,003)	(40,077)
Charge-offs	(480)	(423)
Change in mark-to-market discounts from FDIC transactions	1,314	752
Transfer to other real estate owned	-	(1,843)
Net increase in gross loans	(40,203)	(43,505)
Ending balance gross loans	$945,991	$695,749

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	March 31, 2013
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	877	$513,723	5.55%	1.02
Over 1 Year to 3 Years	50	34,237	5.06%	25.19
Over 3 Years to 5 Years	205	204,025	4.68%	52.55
Over 5 Years to 7 Years	49	31,628	4.88%	68.50
Over 7 Years to 10 Years	23	18,694	4.69%	107.94
Total adjustable	1,204	802,307	5.26%	20.30
Fixed	726	143,684	5.50%
Total	1,930	$945,991	5.30%

    Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2013, loans delinquent 30 or more days as a percentage of total gross loans was 0.32%, up from 0.09% at December 31, 2012 but down from 0.37% at March 31, 2012.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At March 31, 2013
Business loans:
Commercial and industrial	1	$9	-	$-	1	$218	2	$227
Commercial owner occupied	-	-	-	-	1	245	1	245
SBA	-	-	-	-	1	72	1	72
Real estate loans:
Commercial non-owner occupied	-	-	-	-	1	1,337	1	1,337
Multi-family	-	-	1	1,047	-	-	1	1,047
One-to-four family	2	49	1	30	1	9	4	88
Total	3	$58	2	$1,077	5	$1,881	10	$3,016
Delinquent loans to total gross loans		0.01%		0.11%		0.20%		0.32%

At December 31, 2012
Business loans:
Commercial and industrial	-	$-	1	$58	1	$218	2	$276
Commercial owner occupied	-	-	1	245	-	-	1	245
SBA	-	-	-	-	4	185	4	185
Real estate loans:
One-to-four family	2	101	-	-	2	79	4	180
Other	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At March 31, 2012
Business loans:
Commercial and industrial	1	$10	-	$-	-	$-	1	10
Commercial owner occupied	-	-	1	478	2	846	3	1,324
SBA	-	-	-	-	7	513	7	513
Real estate loans:
Commercial non-owner occupied	-	-	-	-	1	185	1	185
One-to-four family	-	-	1	219	3	320	4	539
Other	1	1	-	-	-	-	1	1
Total	2	$11	2	$697	13	$1,864	17	$2,572
Delinquent loans to total gross loans		0.00%		0.10%		0.27%		0.37%

(1) All loans that are delinquent 90 days or more are on nonaccrual status and reported as part of nonperforming loans.

Allowance for Loan Losses.  The ALLL represents an estimate of probable losses inherent in our loan portfolio and is determined by applying a systematically derived loss factor to individual segments of the loan portfolio.  The adequacy and appropriateness of the ALLL and the individual loss factors are reviewed each quarter by management.

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2012 Annual Report.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

Our ALLL at March 31, 2013 was $8.0 million, down from $8.1 million at March 31, 2012 and equal to the ALLL at December 31, 2012.  At March 31, 2013, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2013			December 31, 2012			March 31, 2012
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,296	1.63%	14.9%	$1,310	1.14%	11.7%	$1,462	1.74%	12.1%
Commercial owner occupied	1,665	1.00%	17.6%	1,512	1.00%	15.3%	1,150	0.78%	21.1%
SBA	50	0.98%	0.5%	79	1.15%	0.7%	171	4.33%	0.6%
Warehouse facilities	730	0.53%	14.7%	1,544	0.79%	19.9%	771	1.74%	6.4%
Real estate loans:
Commercial non-owner occupied	1,403	0.55%	27.1%	1,459	0.58%	25.6%	1,501	0.89%	24.2%
Multi-family	506	0.36%	14.7%	1,145	0.73%	15.9%	2,477	1.34%	26.6%
One-to-four family	1,174	1.35%	9.2%	862	0.88%	9.9%	563	1.08%	7.5%
Land	121	1.54%	0.8%	31	0.35%	0.9%	-	0.00%	1.0%
Other Loans	49	1.04%	0.5%	52	4.36%	0.1%	21	0.67%	0.5%
Total	$7,994	0.85%	100.0%	$7,994	0.81%	100.0%	$8,116	1.17%	100.0%

    Our ALLL at March 31, 2013 was $8.0 million, down from $8.1 million at March 31, 2012 and equal to the ALLL at December 31, 2012. The ALLL as a percent of nonaccrual loans was 257.7% at March 31, 2013, up from 219.6% at March 31, 2012, but down from 362.4% at December 31, 2012. The decrease in ALLL as a percent of nonaccrual loans at March 31, 2013, compared to year-end 2012 was due to an increase in nonaccrual loans during the first quarter of 2013.  At March 31, 2013, the ratio of ALLL to total gross loans was 0.85%, down from 1.17% at March 31, 2012, but up from 0.81% at December 31, 2012.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 1.33% at March 31, 2013, down from 1.47% at March 31, 2012 and 1.34% at December 31, 2012.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:
	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Balance, beginning of period	$7,994	$8,522
Provision for loan losses	296	-
Charge-offs:
Business loans:
Commercial and industrial	(58)	(191)
SBA	(5)	(108)
Real estate:
Commercial non-owner occupied	(401)	(1)
One-to-four family	(10)	(122)
Other loans	(6)	(1)
Total charge-offs	(480)	(423)
Recoveries :
Business loans:
Commercial and industrial	7	1
SBA	19	11
Real estate:
One-to-four family	43	1
Other loans	115	4
Total recoveries	184	17
Net loan charge-offs	(296)	(406)
Balance at end of period	$7,994	$8,116

Ratios:
Net charge-offs to average total loans, net	0.13%	0.23%
Allowance for loan losses to gross loans at end of period	0.85%	1.17%

Investment Securities

Investment securities available for sale totaled $301.2 million at March 31, 2013, up $150.4 million or 99.8% from March 31, 2012 and up $217.1 million or 258.2% from December 31, 2012. The increase over both period ends was primarily due to the FAB Acquisition, which added $222.4 million in investment securities available for sale at the acquisition date, which was March 15, 2013.  During the first quarter of 2013, principal payments of $5.8 million partially offset the securities acquired from FAB.  At March 31, 2013, the end of period yield on investment securities was 1.73%, down from 2.45% at March 31, 2012 and 2.06% at December 31, 2012.  At March 31, 2013, 43 of our 52 private label mortgage-backed securities (“MBS”) were classified as substandard or impaired and had a book value and a market value of $2.2 million.  Interest received from these securities is applied against their respective principal balances.  Our entire private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$74	$11	$-	$85
Municipal bonds	154,543	1,783	(387)	155,939
Mortgage-backed securities	143,882	1,821	(567)	145,136
Total securities available for sale	298,499	3,615	(954)	301,160
Stock:
FHLB stock	$8,955	-	-	8,955
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	10,974	-	-	10,974
Total securities	$309,473	$3,615	$(954)	$312,134

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	82,189	2,360	(483)	84,066
Stock:
FHLB stock	9,228	-	-	9,228
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	11,247	-	-	11,247
Total securities	$93,436	$2,360	$(483)	$95,313

	March 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Corporate	5,000	-	(183)	4,817
Municipal bonds	26,940	851	(96)	27,695
Mortgage-backed securities	117,975	893	(801)	118,067
Total securities available for sale	150,062	1,757	(1,080)	150,739
Stock:
FHLB stock	9,956	-	-	9,956
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	11,975	-	-	11,975
Total securities	$162,037	$1,757	$(1,080)	$162,714

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:
	March 31, 2013
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$-	0.00%	$85	4.15%	$-	0.00%	$85	4.15%
Municipal bonds	-	0.00%	4,720	0.76%	61,297	1.39%	89,922	2.24%	155,939	1.86%
Mortgage-backed securities	-	0.00%	24	5.58%	13,102	1.07%	132,010	1.68%	145,136	1.62%
Total investment securities available for sale	-	0.00%	4,744	0.79%	74,484	1.34%	221,932	1.91%	301,160	1.75%
Stock:
FHLB	8,955	0.00%	-	0.00%	-	0.00%	-	0.00%	8,955	0.00%
Federal Reserve Bank	2,019	6.00%	-	0.00%	-	0.00%	-	0.00%	2,019	6.00%
Total stock	10,974	1.10%	-	0.00%	-	0.00%	-	0.00%	10,974	1.10%
Total securities	$10,974	1.10%	$4,744	0.79%	$74,484	1.34%	$221,932	1.91%	$312,134	1.73%

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

During the quarter ended March 31, 2013, we incurred a net $30,000 OTTI charge against our private label MBS deemed to be impaired, compared to $37,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	March 31, 2013				March 31, 2012

Rating	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in Accumulated Other Compreheniseve Income (AOCI)	Number	Fair Value	OTTI Credit Loss	Non Credit Gain (Loss) in Accumulated Other Compreheniseve Income (AOCI)
(dollars in thousands)
D	4	$446	$30	$95	5	$184	$(37)	$50
Total	4	$446	$30	$95	5	$184	$(37)	$50

The largest OTTI credit loss for any single debt security was $32,000 for the three months ended March 31, 2013 and $25,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and real estate acquired in settlement of loans (OREO).  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At March 31, 2013, nonperforming assets totaled $4.7 million or 0.33% of total assets, down from $5.5 million or 0.55% at March 31, 2012 and up from $4.5 million or 0.38% at December 31, 2012.  During the first quarter of 2013, nonperforming loans increased $896,000 to total $3.1 million and OREO decreased $697,000 to total $1.6 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$333	$347	$100
Commercial owner occupied	245	14	1,325
SBA (1)	121	260	544
Real estate:
Commercial non-owner occupied	1,974	670	648
Multi-family	-	266	287
One-to-four family	429	522	792
Land	-	127	-
Total nonaccrual loans	3,102	2,206	3,696
Other real estate owned:
Commercial non-owner occupied	-	-	720
One-to-four family	-	-	113
Land	1,561	2,258	935
Total other real estate owned	1,561	2,258	1,768
Total nonperforming assets, net	$4,663	$4,464	$5,464

Allowance for loan losses	$7,994	$7,994	$8,116
Allowance for loan losses as a percent of total nonperforming loans	257.70%	362.38%	219.59%
Nonperforming loans as a percent of gross loans	0.33%	0.22%	0.53%
Nonperforming assets as a percent of total assets	0.33%	0.38%	0.55%

(1)The SBA totals include the guaranteed amount, which was $72,000 as of March 31, 2013, $185,000 as of December 31, 2012, and $237,000 as of March 31, 2012.

Liabilities and Stockholders’ Equity

Total liabilities were $1.3 billion at March 31, 2013, compared to $895.7 million at March 31, 2012 and $1.0 billion at December 31, 2012.  The increase from the year ended December 31, 2012 was predominately related to increases in deposits of $281.0 million primarily associated with deposits acquired from FAB, partially offset by a decrease in FHLB advances and other borrowings of $71.3 million.

Deposits.  Deposits totaled $1.2 billion at March 31, 2013, up $339.0 million or 40.0% from March 31, 2012 and $281.0 million or 31.1% from December 31, 2012.  The increase over both prior periods was predominately related to the FAB Acquisition, which added deposits of $356.8 million at a cost of 21 basis points at the closing of the acquisition, partially offset by FAB deposits held by the Bank prior to acquisition of $78.5 million.  The increase in deposits during the first quarter of 2013 included interest-bearing transaction accounts of $189.9 million and noninterest-bearing accounts of $102.9 million, partially offset by a decrease in retail certificates of deposit of $16.2 million. At March 31, 2013, we had $4.4 million in CDARS deposits assumed in the FAB Acquisition.  Additionally, the increase between March 31, 2013 and March 31, 2012 included deposits of $80.9 million at the closing of the Palm Desert National acquisition, excluding the runoff of $34.1 million in wholesale certificates shortly after closing.  At March 31, 2013, we had no brokered deposits.  The total weighted average cost of deposits at March 31, 2013 decreased to 0.37%, from 0.75% at March 31, 2012 and from 0.51% at December 31, 2012.

At March 31, 2013, our gross loan to deposit ratio was 79.8%, down from 82.2% at March 31, 2012 and from 109.0% at December 31, 2012.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2013			December 31, 2012			March 31, 2012
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Noninterest bearing checking	$316,536	26.7%	0.00%	$213,636	23.6%	0.00%	$125,448	14.8%	0.00%
Interest bearing checking	115,541	9.7%	0.10%	14,299	1.6%	0.10%	70,446	8.3%	0.14%
Money market	323,709	27.3%	0.28%	236,206	26.1%	0.32%	148,515	17.5%	0.36%
Regular passbook	80,578	6.8%	0.15%	79,420	8.8%	0.22%	92,191	10.9%	0.32%
Total transaction accounts	836,364	70.5%	0.13%	543,561	60.1%	0.19%	436,600	51.5%	0.21%
Certificates of deposit accounts:
Less than 1.00%	164,843	13.9%	0.55%	147,813	16.3%	0.58%	110,963	13.1%	0.71%
1.00 - 1.99	169,616	14.3%	1.15%	197,554	21.8%	1.16%	230,470	27.2%	1.31%
2.00 - 2.99	12,560	1.1%	2.80%	13,439	1.5%	2.78%	64,453	7.6%	2.23%
3.00 - 3.99	1,144	0.1%	3.44%	1,130	0.1%	3.44%	1,322	0.2%	3.45%
4.00 - 4.99	288	0.0%	4.24%	395	0.1%	4.29%	1,384	0.2%	4.47%
5.00 and greater	904	0.1%	5.26%	876	0.1%	5.27%	1,525	0.2%	5.25%
Total certificates of deposit accounts	349,355	29.5%	0.94%	361,207	39.9%	1.00%	410,117	48.5%	1.32%
Total deposits	$1,185,719	100.0%	0.37%	$904,768	100.0%	0.51%	$846,717	100.0%	0.75%

Borrowings.  At March 31, 2013, total borrowings amounted to $54.5 million, up $15.7 million or 40.4% from March 31, 2012. During the first quarter of 2013, total borrowings decreased $71.3 million or 56.7%, primarily related to the reduction of FHLB overnight advances taken out primarily to fund loans, partially offset by $15.7 million in repurchase agreement debt assumed in the FAB Acquisition. This repurchase agreement debt was offered as a service to certain former FAB depositors that adds protection for deposit amounts above FDIC insurance levels. Total borrowings at March 31, 2013 represented 3.9% of total assets and had an end of period weighted average cost of 2.29%, compared with 3.9% of total assets and at a weighted average cost of 3.28% at March 31, 2012 and 10.7% of total assets at a weighted average cost of 1.19% at December 31, 2012.  At March 31, 2013, total borrowings were comprised of the following:

●	Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $42.5 million of GSE MBS;

●	HOA reverse repurchase agreements totaling $15.7 million at a weighted average rate of 0.02%; and

●
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 3.05%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 7 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$-	0.00%	$87,000	0.28%	$-	0.00%
Reverse repurchase agreements	44,191	2.11%	28,500	3.26%	28,500	3.26%
Subordinated debentures	10,310	3.05%	10,310	3.09%	10,310	3.32%
Total borrowings	$54,501	2.29%	$125,810	1.19%	$38,810	3.28%

Weighted average cost of borrowings during the quarter	2.33%		3.24%		3.31%
Borrowings as a percent of total assets	3.9%		10.7%		3.9%

Stockholders’ Equity.  Total stockholders’ equity was $157.6 million as of March 31, 2013, up from $89.5 million at March 31, 2012 and $134.5 million at December 31, 2012.  On January 9, 2013, the Company issued 495,000 new shares of its common stock at a public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to the underwriters as part of an underwritten public offering that was completed on December 11, 2012. The net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions, was $4.7 million.  On March 15, 2013, as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Company’s stock issued to FAB shareholders as part of the acquisition consideration.  The current year increase of $23.0 million in stockholders’ equity was related to the over-allotment exercise, equity consideration for the FAB Acquisition, net income for the first quarter of 2013 of $2.0 million and an increase in accumulated other comprehensive income of gain of $461,000.

Our basic book value per share increased to $10.21 at March 31, 2013 from $8.66 at March 31, 2012 and $ 9.85 at December 31, 2012, while our diluted book value per share increased to $10.13 at March 31, 2013 from $8.59 at March 31, 2012 and $9.75 at December 31, 2012.  At March 31, 2013, the Company’s tangible common equity to tangible assets ratio was 10.16%, up from 8.90% at March 31, 2012 and down from 11.26% at December 31, 2012.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31, 2013	December 31, 2012	March 31, 2012

Total stockholders' equity	$157,589	$134,517	$89,479
Less: Intangible assets	(16,317)	(2,626)	(2,013)
Tangible common equity	$141,272	$131,891	$87,466

Total assets	$1,406,655	$1,173,792	$985,171
Less: Intangible assets	(16,317)	(2,626)	(2,013)
Tangible assets	$1,390,338	$1,171,166	$983,158

Tangible common equity ratio	10.16%	11.26%	8.90%

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

Our primary sources of funds generated during the first three months of 2013 were from:

●	Cash of $167.7 million acquired from the FAB;
●	Net change of $107.0 million of undisbursed loan funds;
●	Proceeds of $51.0 million from the sale and principal payments on loans held for investment;
●	Principal payments of $5.8 million from securities available for sale; and
●	Net proceeds from the issuance of stock related to the underwriter’s over-allotment option of $4.7 million.

We used these funds to:

●	Purchase and originate loans held for investment of $89.8 million;
●	Repay FHLB advances and other borrowings of $88.2 million;
●	Absorb deposit outflows of $75.9 million; and
●	Cash disbursed in connection with the FAB Acquisition of $43.0 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At March 31, 2013, cash and cash equivalents totaled $99.5 million and the market value of our investment securities available for sale totaled $301.2 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2013, the maximum amount we could borrow through the FHLB was $526.2 million, of which $226.4 million was available for borrowing based on collateral pledged of $341.3 million in real estate loans.  At March 31, 2013, we had unsecured lines of credit aggregating $62.3 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At March 31, 2013, no funds were drawn against these unsecured lines of credit.  For the quarter ended March 31, 2013, our average liquidity ratio was 10.41%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2013 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At March 31, 2013, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors has authorized stock repurchase plans, which allow the Corporation to proactively manage its capital position and return excess capital to it stockholders.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  No shares were repurchased under our stock repurchase plans during the three months ended March 31, 2013.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

Contractual Obligations and Off-Balance Sheet Commitments

Contractual Obligations.  The Company enters into contractual obligations in the normal course of business primarily as a source of funds for its asset growth and to meet required capital needs.

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated
	March 31, 2013
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	15,691	-	-	28,500	44,191
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	268,322	73,288	2,016	5,729	349,355
Operating leases	1,823	7,001	7,709	6,787	23,320
Total contractual cash obligations	$285,836	$80,289	$9,725	$51,326	$427,176

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of March 31, 2013, we had commitments to extend credit on existing lines and letters of credit of $236.7 million, compared to $105.0 million at March 31, 2012 and $131.5 million at December 31, 2012.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:
	March 31, 2013
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$-	$316	$1,188	$3,404	$4,908
Commercial and industrial	25,594	12,054	560	15,683	53,891
Warehouse facilities	-	-	-	174,945	174,945
Standby letters of credit	441	44	-	-	485
All other	45	50	-	2,396	2,491
Total commitments	$26,080	$12,464	$1,748	$196,428	$236,720

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At March 31, 2013, the Corporation and the Bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

On December 11, 2012, we completed an underwritten public offering of 3.3 million shares of common stock for net proceeds, after deducting underwriting discounts and commissions, of $31.2 million.  On January 9, 2013, the Company issued 495,000 new shares of its common stock at a public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to the underwriters as part of the offering.  The net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions, was $4.7 million.  During March of 2013, the Company injected $8.7 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2013
Tier 1 Capital (to adjusted tangible assets)
Bank	$145,642	12.55%	$46,423	4.00%	$58,029	5.00%
Consolidated	147,953	12.84%	46,100	4.00%	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	145,642	14.43%	40,362	4.00%	60,543	6.00%
Consolidated	147,953	14.61%	40,500	4.00%	N/A	N/A
Total Capital (to risk-weighted assets)
Bank	153,636	15.23%	80,724	8.00%	100,905	10.00%
Consolidated	155,947	15.40%	81,000	8.00%	N/A	N/A

At December 31, 2012
Tier 1 Capital (to adjusted tangible assets)
Bank	$129,055	12.07%	$42,773	4.00%	$53,466	5.00%
Consolidated	135,883	12.71%	42,771	4.00%	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	129,055	12.99%	39,750	4.00%	59,625	6.00%
Consolidated	135,883	13.61%	39,924	4.00%	N/A	N/A
Total Capital (to risk-weighted assets)
Bank	137,049	13.79%	79,500	8.00%	99,375	10.00%
Consolidated	144,004	14.43%	79,848	8.00%	N/A	N/A

At March 31, 2012
Tier 1 Capital (to adjusted tangible assets)
Bank	$91,643	9.49%	$38,613	4.00%	$48,267	5.00%
Consolidated	92,086	9.54%	38,592	4.00%	N/A	N/A
Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	91,643	12.54%	29,238	4.00%	43,857	6.00%
Consolidated	92,086	12.53%	29,403	4.00%	N/A	N/A
Total Capital (to risk-weighted assets)
Bank	99,759	13.65%	58,477	8.00%	73,096	10.00%
Consolidated	100,306	13.65%	58,805	8.00%	N/A	N/A

In June 2012, the Federal Reserve and the other federal banking regulatory agencies published several notices of proposed rulemaking (together, the “2012 Proposed Rules”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) generally referred to as “Basel I.” One of the 2012 Proposed Rules (the “Basel III Proposal”) deals with the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards.  The other 2012 Proposed Rules (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing risk-weighting approach with a more conservative risk-sensitive approach.  The U.S. federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

The 2012 Proposed Rules were to become effective in stages beginning January 1, 2013 through 2019.  In the fourth quarter of 2012, however, the implementation of Basel III and the 2012 Proposed Rules was postponed indefinitely in response to the large number of comment letters received by the federal banking agencies with regard to the proposed rulemaking. Given that the 2012 Proposed Rules are subject to change, and the scope and content of capital regulations that the U.S. federal banking agencies may adopt under the Dodd-Frank Act is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios or our results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2012.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2012 Annual Report.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the class action case captioned “James Baker v. Century Financial, et al” which was discussed in “Item 3.  Legal Proceedings” ” in our 2012 Annual Report.

In October 2012, a lawsuit was filed against the Bank by a former employee, alleging wrongful termination on the basis of race, gender and disability (pregnancy).  The plaintiff alleges that the Bank did not reasonably accommodate her pregnancy or take reasonable steps necessary to prevent the alleged discrimination, harassment and retaliation.  The lawsuit was filed in Orange County Superior Court and was dismissed on February 20, 2013.  The parties have agreed to arbitrate this matter, however the plaintiff has not brought the matter before the American Arbitration Association.  The Bank believes these claims to be without merit and will vigorously defend it if brought to arbitration.

Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our 2012 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit 2	Agreement and Plan of Reorganization, dated March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank (1)
Exhibit 10.1	Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., San Diego Trust Bank, and certain shareholders of San Diego Trust Bank (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (2)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 6, 2013.

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

PACIFIC PREMIER BANCORP, INC.,

May 10, 2013	By:	/s/ Steven R. Gardner
Date		Steven R. Gardner
President and Chief Executive Officer
(principal executive officer)

May 10, 2013	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 2	Agreement and Plan of Reorganization, dated March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank (1)
Exhibit 10.1	Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., San Diego Trust Bank, and certain shareholders of San Diego Trust Bank (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (2)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)  Incorporated by reference from the Company’s Form 8-K filed with the SEC on March 6, 2013.

(2)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.