Form 10-Q
period 2013-06-30
PACIFIC PREMIER BANCORP INC
filed 2013-08-09
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant's common stock as of August 8, 2013 was 16,641,991.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2013 (unaudited), December 31, 2012 (audited) and June 30, 2012 (unaudited)

Consolidated Statements of Operations: For the three and six months ended Jun3 30, 2013 and 2012 (unaudited)

Consolidated Statements of Comprehensive Income: For the three and six months ended June 30, 2013 and 2012 (unaudited)

Consolidated Statements of Stockholders' Equity: For the three and six months ended June 30, 2014 and 2012 (unaudited)

Consolidated Statements of Cash Flows: For the six months ended June 30, 2013 and 2012 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitive and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	June 30, 2013	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$103,946	$59,325	$64,945
Federal funds sold	26	27	27
Cash and cash equivalents	103,972	59,352	64,972
Investment securities available for sale	313,047	84,066	146,134
FHLB/Federal Reserve Bank/TIB stock, at cost	11,917	11,247	12,744
Loans held for sale, net	3,617	3,681	2,401
Loans held for investment	1,055,430	982,207	795,319
Allowance for loan losses	(7,994)	(7,994)	(7,658)
Loans held for investment, net	1,047,436	974,213	787,661
Accrued interest receivable	5,766	4,126	3,968
Other real estate owned	1,186	2,258	9,339
Premises and equipment	9,997	8,575	9,429
Deferred income taxes	8,644	6,887	5,585
Bank owned life insurance	23,674	13,485	13,240
Intangible assets	7,135	2,626	2,781
Goodwill	18,234	-	-
Other assets	3,833	3,276	6,781
TOTAL ASSETS	$1,558,458	$1,173,792	$1,065,035
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$345,063	$213,636	$150,538
Interest bearing:
Transaction accounts	631,951	329,925	327,556
Retail certificates of deposit	332,015	361,207	435,097
Wholesale certificates of deposit	5,160	-	-
Total deposits	1,314,189	904,768	913,191
FHLB advances and other borrowings	48,082	115,500	28,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	17,066	8,697	16,965
TOTAL LIABILITIES	1,389,647	1,039,275	968,966
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,635,786 shares at June 30, 2013, 13,661,648 shares at December 31, 2012, and 10,329,934 shares at June 30, 2012 issued and outstanding	166	137	103
Additional paid-in capital	142,759	107,453	76,258
Retained earnings	27,545	25,822	18,549
Accumulated other comprehensive income (loss), net of tax (benefit) of ($1,160) at June 30, 2013, $772 at December 31, 2012, and $810 at June 30, 2012	(1,659)	1,105	1,159
TOTAL STOCKHOLDERS’ EQUITY	168,811	134,517	96,069
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,558,458	$1,173,792	$1,065,035

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
INTEREST INCOME
Loans	$13,688	$12,098	$27,084	$23,335
Investment securities and other interest-earning assets	1,248	948	2,087	1,827
Total interest income	14,936	13,046	29,171	25,162
INTEREST EXPENSE
Interest-bearing deposits:
Interest on transaction accounts	280	223	498	552
Interest on certificates of deposit	753	1,224	1,554	2,651
Total interest-bearing deposits	1,033	1,447	2,052	3,203
FHLB advances and other borrowings	238	235	478	470
Subordinated debentures	76	82	153	166
Total interest expense	1,347	1,764	2,683	3,839
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	13,589	11,282	26,488	21,323
PROVISION FOR LOAN LOSSES	322	-	618	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,267	11,282	25,870	21,323
NONINTEREST INCOME
Loan servicing fees	318	214	644	391
Deposit fees	457	472	897	973
Net gain from sales of loans	222	10	945	10
Net gain from sales of investment securities	1,068	174	1,068	174
Other-than-temporary impairment loss on investment securities, net	(5)	(45)	(35)	(82)
Gain on FDIC transaction	-	5,340	-	5,340
Other income	371	364	636	662
Total noninterest income	2,431	6,529	4,155	7,468
NONINTEREST EXPENSE
Compensation and benefits	5,687	3,947	10,784	7,467
Premises and occupancy	1,329	981	2,622	1,859
Data processing and communications	755	817	1,390	1,184
Other real estate owned operations, net	574	590	611	737
FDIC insurance premiums	196	168	336	301
Legal, audit and professional expense	249	552	844	1,038
Marketing expense	264	264	470	479
Office and postage expense	322	217	585	380
Loan expense	184	177	432	413
Deposit expense	515	34	675	98
Merger related expense	4,978	-	6,723	-
Other expense	803	458	1,563	890
Total noninterest expense	15,856	8,205	27,035	14,846
NET INCOME (LOSS) BEFORE INCOME TAXES	(158)	9,606	2,990	13,945
INCOME TAX	91	3,795	1,267	5,442
NET INCOME (LOSS)	$(249)	$5,811	$1,723	$8,503

EARNINGS (LOSS) PER SHARE
Basic	$(0.02)	$0.56	$0.12	$0.82
Diluted	$(0.02)	$0.55	$0.11	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,516,537	10,329,934	14,939,179	10,332,935
Diluted	15,516,537	10,669,005	15,721,262	10,647,590

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$(249)	$5,811	$1,723	$8,503
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains on securities arising during the period	(6,548)	1,118	(5,764)	1,256
Reclassification adjustment for net gain on sale of securities included in net income (1)	1,068	174	1,068	174
Income tax (benefit)	(2,255)	532	(1,932)	589
Net unrealized gain (loss) on securities, net of tax	(3,225)	760	(2,764)	841
Comprehensive income (loss)	$(3,474)	$6,571	$(1,041)	$9,344

(1) Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2013 and 2012 was $438 and $71, respectively, and the six months ended June 30, 2013 and 2012 was $438 and $71, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net Income				1,723		1,723
Other comprehensive loss					(2,764)	(2,764)
Share-based compensation expense			423			423
Common stock repurchased and retired	(3,666)	-	(22)			(22)
Common stock issued	2,972,472	29	34,895			34,924
Stock options exercised	5,332	-	10			10
Balance at June 30, 2013	16,635,786	$166	$142,759	$27,545	$(1,659)	$168,811

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Net Income				8,503		8,503
Other comprehensive income					841	841
Share-based compensation expense			27			27
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	5,330	-	23			23
Balance at June 30, 2012	10,329,934	$103	$76,258	$18,549	$1,159	$96,069

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,723	$8,503
Adjustments to net income:
Depreciation and amortization expense	904	642
Provision for loan losses	618	-
Share-based compensation expense	423	27
Loss (gain) on sale of other real estate owned	226	305
Write down of other real estate owned	354	302
Amortization of premium/discounts on securities held for sale, net	1,366	378
Amortization of loan mark-to-market discount from FDIC transaction	(1,529)	(1,048)
Gain on sale of loans held for sale	-	(10)
Gain on sale of investment securities available for sale	(1,068)	(174)
Other-than-temporary impairment loss on investment securities, net	35	82
Gain on sale of loans held for investment	(945)	-
Purchase and origination of loans held for sale	-	(2,995)
Recoveries on loans	229	95
Principal payments from loans held for sale	64	595
Gain on FDIC transaction	-	(5,340)
Deferred income tax provision	(1,757)	3,413
Change in accrued expenses and other liabilities, net	6,011	(159)
Income from bank owned life insurance, net	(282)	(263)
Change in accrued interest receivable and other assets, net	437	(1,364)
Net cash provided by operating activities	6,809	2,989
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	86,720	92,770
Net change in undisbursed loan funds	146,741	57,361
Purchase and origination of loans held for investment	(236,886)	(143,900)
Proceeds from sale of other real estate owned	1,488	5,315
Principal payments on securities available for sale	16,600	7,505
Purchase of securities available for sale	(6,208)	(70,467)
Proceeds from sale or maturity of securities available for sale	102,755	44,151
Purchases of premises and equipment	(1,055)	(252)
Purchase of Federal Reserve Bank stock	(1,276)	63
Redemption of FHLB stock	1,259	1,058
Cash acquired in PDNB transaction	-	39,491
Cash acquired in acquisitions, net	138,752	-
Net cash provided by investing activities	248,890	33,095
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(131,304)	(31,268)
Repayment of FHLB advances and other borrowings	(84,323)	-
Proceeds from issuance of common stock, net of issuance cost	4,560	-
Proceeds from exercise of stock options	10	23
Repurchase of common stock	(22)	(102)
Net cash (used in) provided by financing activities	(211,079)	(31,347)

NET INCREASE IN CASH AND CASH EQUIVALENTS	44,620	4,737
CASH AND CASH EQUIVALENTS, beginning of period	59,352	60,235
CASH AND CASH EQUIVALENTS, end of period	$103,972	$64,972

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2013	2012

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,637	$3,827
Income taxes paid	5,850	3,775
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 3):
Investment securities	347,196	101
FRB and FHLB Stock	-	1,390
FHLB Stock and TIB Stock	653	-
FDIC receivable	-	167
Loans	68,815	63,773
Core deposit intangible	4,766	840
Other real estate owned	752	11,533
Goodwill	18,234	-
Fixed assets	1,446	-
Other assets	7,800	3,656
Deposits	(540,725)	(115,582)
Other borrowings	(16,905)	-
Other liabilities	(6,276)	(29)
Additional paid-in capital	(30,364)	-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$244	$2,497
Investment securities available for sale purchased and not settled	$-	$10,460

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2013, December 31, 2012, and June 30, 2012, the results of its operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and the changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2013 and 2012.  Operating results or comprehensive income for the three and six months ended June 30, 2013 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2013.

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

In October 2012, the FASB issued ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution."  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending June 30, 2013. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption has no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 3 –  Acquisitions

San Diego Trust Bank (“SDTB”) Acquisition

Effective June 25, 2013, the Bank acquired SDTB (“SDTB Acquisition”), a San Diego, California based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and SDTB on March 6, 2013.  As a result of the SDTB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $201.1 million, including:

●	$125.9 million in investment securities, including Federal Home Loan Bank (“FHLB”) stock;

●	$42.4 million of loans;

●	$14.1 million of cash and cash equivalents;

●	$6.4 million in goodwill;

●	$5.8 million in bank owned life insurance;

●	$3.7 million of other types of assets; and

●	$2.8 million of a core deposit intangible.

Also as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $186.7 million, including:

●	$178.8 million in deposit transaction accounts;

●	$5.1 million in retail certificates of deposit;

●	$1.9 million other liabilities; and

●	$922,000 in deferred tax liability.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB Accounting Standards Codification (“ASC”) Topic 820: Fair Value Measurements and Disclosures.

The acquisition is an opportunity for the Company to acquire a banking network that will complement our existing banking franchise and expand our footprint into a new market.  Additionally, this partnership will improve the Company’s deposit base, lower its cost of deposits and provide the opportunity to accelerate future core deposit growth.  Additionally, the acquisition of SDTB allowed the Company to deploy a portion of its current capital base into a compelling investment.

First Associations Bank (“FAB”) Acquisition

Effective March 15, 2013, the Bank acquired FAB (“FAB Acquisition”), a Dallas, Texas, based Texas-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and FAB on October 15, 2012.  As a result of the FAB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $394.1 million, including:

●	$223.0 million in investment securities, including FHLB and TIB-The Independent Bankers Bank (“TIB”) stock;

●	$124.7 million of cash and cash equivalents;

●	$26.4 million of loans;

●	$11.9 million in goodwill;

●	$6.2 million of other types of assets; and

●	$1.9 million of a core deposit intangible.

Also as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Corporation's stock issued to FAB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $378.2 million, including:

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

Palm Desert National Bank (“Palm Desert National”) Acquisition

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

Canyon National Bank (“Canyon National) Acquisition

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$10	$-	$83
Corporate	9,169	-	-	9,169
Municipal bonds	96,257	226	(1,736)	94,747
Mortgage-backed securities	210,367	736	(2,055)	209,048
Total securities available for sale	315,866	972	(3,791)	313,047

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	82,189	2,360	(483)	84,066

	June 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$247	$14	$-	$261
Municipal bonds	39,928	1,259	(71)	41,116
Mortgage-backed securities	103,990	1,389	(622)	104,757
Total securities available for sale	144,165	2,662	(693)	146,134

At June 30, 2013, the Company had an $8.6 million investment in FHLB stock carried at cost.  During the second quarter of 2013, the FHLB has repurchased $1.9 million of the Company’s excess FHLB stock through its stock repurchase program.

At June 30, 2013, mortgage-backed securities (“MBS”) with an estimated par value of $34.8 million and a fair value of $36.0 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	122	$51,937	$(1,736)	-	$-	$-	122	$51,937	$(1,736)
Mortgage-backed securities	29	86,940	(1,916)	17	713	(138)	46	87,653	(2,054)
Total	151	$138,877	$(3,652)	17	$713	$(138)	168	$139,590	$(3,790)

	December 31, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	1	$292	$(1)	-	$-	$-	1	$292	$(1)
Mortgage-backed securities	2	15,128	(152)	31	1,012	(330)	33	16,140	(482)
Total	3	$15,420	$(153)	31	$1,012	$(330)	34	$16,432	$(483)

	June 30, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	12	$5,245	$(71)	-	$-	$-	12	$5,245	$(71)
Mortgage-backed securities	7	21,090	(82)	41	1,185	(540)	48	22,275	(622)
Total	19	$26,335	$(153)	41	$1,185	$(540)	60	$27,520	$(693)

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2013, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$-	$73	$83	$-	$-	$-	$-	$73	$83
Corporate	2,006	2,006	7,163	7,163	-	-	-	-	9,169	9,169
Municipal bonds	-	-	7,998	7,900	43,271	42,550	44,988	44,297	96,257	94,747
Mortgage-backed securities	-	-	51	54	16,080	15,931	194,235	193,063	210,366	209,048
Total investment securities available for sale	2,006	2,006	15,285	15,200	59,351	58,481	239,223	237,360	315,865	313,047

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At June 30, 2013, the Company had accumulated other comprehensive loss  of $2.8 million, or $1.7 million net of tax, compared to accumulated other comprehensive income of $1.9 million, or $1.1 million net of tax, at December 31, 2012.

Note 5 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Business loans:
Commercial and industrial	$146,240	$115,354	$84,191
Commercial owner occupied (1)	201,802	150,934	150,428
SBA	5,820	6,882	3,995
Warehouse facilities	135,317	195,761	61,111
Real estate loans:
Commercial non-owner occupied	295,767	253,409	242,700
Multi-family	172,797	156,424	183,742
One-to-four family (2)	84,672	97,463	56,694
Construction	2,135	-	281
Land	10,438	8,774	11,191
Other loans	4,969	1,193	4,019
Total gross loans (3)	1,059,957	986,194	798,352
Less loans held for sale, net	3,617	3,681	2,401
Total gross loans held for investment	1,056,340	982,513	795,951
Less:
Deferred loan origination costs (fees) and premiums (discounts), net	(910)	(306)	(632)
Allowance for loan losses	(7,994)	(7,994)	(7,658)
Loans held for investment, net	$1,047,436	$974,213	$787,661

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2013 is net of the mark-to-market discounts on Canyon National loans of $2.1 million, on Palm Desert National loans of $4.0 million, and on SDTB loans of $560,000 and of the mark-to-market premium on FAB loans of $103,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $45.2 million for secured loans and $27.1 million for unsecured loans at June 30, 2013.  At June 30, 2013, the Bank’s largest aggregate outstanding balance of loans to one borrower was $35.0 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	June 30, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$81	$185	$266
Commercial owner occupied (1)	942	-	942
Real estate loans:
Commercial non-owner occupied	1,019	-	1,019
One-to-four family (2)	-	24	24
Land	1,066	-	1,066
Total purchase credit impaired	$3,108	$209	$3,317

    On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At June 30, 2013, the Company had $3.3 million of purchased credit impaired loans, of which $21,000 were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the six months ended June 30, 2013:

	Six Months Ended
	June 30, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$2,029	$247	$2,276
Accretable yield at acquisition	-	-	-
Accretion	(243)	(44)	(287)
Disposals and other	-	(514)	(514)
Change in accretable yield	157	448	605
Balance at the end of period	$1,943	$137	$2,080

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2013
Business loans:
Commercial and industrial	$423	$308	$233	$76	$233	$454	$19
Commercial owner occupied	-	-	-	-	-	122	-
SBA	-	-	-	-	-	84	1
Real estate loans:
Commercial non-owner occupied	531	450	-	450	-	1,254	3
Multi-family	1,046	1,035	-	1,035	-	217	2
One-to-four family	836	813	501	312	360	837	26
Totals	$2,836	$2,606	$734	$1,873	$593	$2,968	$51

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2012
Business loans:
Commercial and industrial	$707	$593	$287	$306	$270	$203	$29
Commercial owner occupied	-	-	-	-	-	444	-
SBA	810	259	-	259	-	468	21
Real estate loans:
Commercial non-owner occupied	746	670	-	670	-	1,031	59
Multi-family	315	266	-	266	-	1,123	22
One-to-four family	960	948	541	407	395	720	59
Totals	$3,538	$2,736	$828	$1,908	$665	$3,989	$190

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2012
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$200	$-
Commercial owner occupied	507	478	-	478	-	889	-
SBA	1,723	549	-	549	-	564	16
Real estate loans:
Commercial non-owner occupied	2,304	2,095	-	2,095	-	1,279	32
Multi-family	1,442	1,404	-	1,404	-	1,412	45
One-to-four family	670	667	-	667	-	708	22
Totals	$6,646	$5,193	$-	$5,193	$-	$5,052	$115

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)

Nonaccruing loans	$1,969	$1,988	$3,826
Accruing loans	637	748	1,367
Total impaired loans	$2,606	$2,736	$5,193

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $2.0 million at June 30, 2013 and December 31, 2012, and $3.8 million at June 30, 2012.  The Company had no loans 90 days or more past due and still accruing at June 30, 2013, December 31, 2012 or June 30, 2012.

The Company had an immaterial amount of TDRs related to two U.S. Small Business Administration (“SBA”) loans which were all completed prior to 2011.

Concentration of Credit Risk

As of June 30, 2013, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$143,034	$88	$3,118	$146,240
Commercial owner occupied	186,271	2,298	13,233	201,802
SBA	5,820	-	-	5,820
Warehouse facilities	135,317	-	-	135,317
Real estate loans:
Commercial non-owner occupied	289,210	356	6,201	295,767
Multi-family	170,726	515	1,556	172,797
One-to-four family	83,395	-	1,277	84,672
Construction	2,135	-	-	2,135
Land	10,430	-	8	10,438
Other loans	4,960	-	9	4,969
Totals	$1,031,298	$3,257	$25,402	$1,059,957

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$111,895	$92	$3,367	$115,354
Commercial owner occupied	136,330	2,674	11,930	150,934
SBA	6,819	-	63	6,882
Warehouse facilities	195,761	-	-	195,761
Real estate loans:
Commercial non-owner occupied	240,585	687	12,137	253,409
Multi-family	143,003	11,583	1,838	156,424
One-to-four family	96,061	-	1,402	97,463
Land	8,762	-	12	8,774
Other loans	1,177	-	16	1,193
Totals	$940,393	$15,036	$30,765	$986,194

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2012	(in thousands)
Business loans:
Commercial and industrial	$81,359	$1,753	$1,079	$84,191
Commercial owner occupied	134,749	4,036	11,643	150,428
SBA	3,858	-	137	3,995
Warehouse facilities	61,111	-	-	61,111
Real estate loans:
Commercial non-owner occupied	236,685	668	5,347	242,700
Multi-family	166,309	9,898	7,535	183,742
One-to-four family	55,303	-	1,391	56,694
Construction	281	-	-	281
Land	8,591	-	2,600	11,191
Other loans	3,892	-	127	4,019
Totals	$752,138	$16,355	$29,859	$798,352

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$146,000	$7	$233	$-	$146,240	$96
Commercial owner occupied	201,162	640	-	-	201,802	-
SBA	5,795	-	25	-	5,820	-
Warehouse facilities	135,317	-	-	-	135,317	-
Real estate loans:
Commercial non-owner occupied	295,767	-	-	-	295,767	450
Multi-family	171,762	-	-	1,035	172,797	1,035
One-to-four family	84,290	22	322	38	84,672	451
Land	10,438	-	-	-	10,438	-
Other loans	4,969	-	-	-	4,969	-
Totals	$1,057,635	$669	$580	$1,073	$1,059,957	$2,032

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$115,078	$-	$58	$218	$115,354	$347
Commercial owner occupied	150,689	-	245	-	150,934	14
SBA	6,697	-	-	185	6,882	260
Warehouse facilities	195,761	-	-	-	195,761	-
Real estate loans:
Commercial non-owner occupied	253,409	-	-	-	253,409	670
Multi-family	156,424	-	-	-	156,424	266
One-to-four family	97,283	101	-	79	97,463	522
Land	8,774	-	-	-	8,774	127
Other loans	1,188	5	-	-	1,193	-
Totals	$985,303	$106	$303	$482	$986,194	$2,206

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2012	(in thousands)
Business loans:
Commercial and industrial	$84,141	$-	$50	$-	$84,191	$9
Commercial owner occupied	148,900	-	-	1,528	150,428	1,528
SBA	3,475	46	-	474	3,995	503
Warehouse facilities	61,111	-	-	-	61,111	-
Real estate loans:
Commercial non-owner occupied	241,290	259	-	1,151	242,700	2,094
Multi-family	180,907	-	2,835	-	183,742	3,115
One-to-four family	56,588	93	-	13	56,694	486
Construction	281	-	-	-	281	-
Land	10,934	-	-	257	11,191	691
Other loans	4,018	1	-	-	4,019	-
Totals	$791,645	$399	$2,885	$3,423	$798,352	$8,426

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

One-to-Four Family and Consumer Loans

The Company's base ALLL factor for one-to-four family and consumer loans is determined by management using the Bank's actual trailing 36 month, trailing 24 month, trailing 12 month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For one-to-four family and consumer loans, those factors include:

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the six months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(58)	-	(5)	-	(757)	(11)	(10)	-	-	(6)	(847)
Recoveries	21	-	44	-	-	-	44	-	-	120	229
Provisions for (reduction in) loan losses	806	229	(50)	(844)	806	(593)	243	-	149	(128)	618
Balance, June 30, 2013	$2,079	$1,741	$68	$700	$1,508	$541	$1,139	$-	$180	$38	$7,994
Amount of allowance attributed to:
Specifically evaluated impaired loans	$233	$-	$-	$-	$-	$-	$360	$-	$-	$-	$593
General portfolio allocation	1,846	1,741	68	700	1,508	541	779	-	180	38	7,401
Loans individually evaluated for impairment	308	-	-	-	450	1,035	813	-	-	-	2,606
Specific reserves to total loans individually evaluated for impairment	75.65%	0.00%	0.00%	0.00%	0.00%	0.00%	44.28%	0.00%	0.00%	0.00%	22.76%
Loans collectively evaluated for impairment	$145,932	$201,802	$5,820	$135,317	$295,317	$171,762	$83,859	$2,135	$10,438	$4,969	$1,057,351
General reserves to total loans collectively evaluated for impairment	1.26%	0.86%	1.17%	0.52%	0.51%	0.31%	0.93%	0.00%	1.72%	0.76%	0.70%
Total gross loans	$146,240	$201,802	$5,820	$135,317	$295,767	$172,797	$84,672	$2,135	$10,438	$4,969	$1,059,957
Total allowance to gross loans	1.42%	0.86%	1.17%	0.52%	0.51%	0.31%	1.35%	0.00%	1.72%	0.76%	0.75%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$1,361	$1,119	$80	$1,347	$1,287	$2,281	$931	$-	$39	$77	$8,522
Charge-offs	(191)	(265)	(109)	-	(88)	-	(305)	-	-	(1)	(959)
Recoveries	2	-	77	-	-	-	5	-	-	11	95
Provisions for (reduction in) loan losses	78	222	103	(439)	468	3	(328)	-	(39)	(68)	-
Balance, June 30, 2012	$1,250	$1,076	$151	$908	$1,667	$2,284	$303	$-	$-	$19	$7,658
Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	1,250	1,076	151	908	1,667	2,284	303	-	-	19	7,658
Loans individually evaluated for impairment	-	478	549	-	2,095	1,404	667	-	-	-	5,193
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$84,191	$149,950	$3,446	$61,111	$240,605	$182,338	$56,027	$281	$11,191	$4,019	$793,159
General reserves to total loans collectively evaluated for impairment	1.48%	0.72%	4.38%	1.49%	0.69%	1.25%	0.54%	0.00%	0.00%	0.47%	0.97%
Total gross loans	$84,191	$150,428	$3,995	$61,111	$242,700	$183,742	$56,694	$281	$11,191	$4,019	$798,352
Total allowance to gross loans	1.48%	0.72%	3.78%	1.49%	0.69%	1.24%	0.53%	0.00%	0.00%	0.47%	0.96%

Note 7 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.03% per annum as of June 30, 2013.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Stock options excluded	61,870	410,179	81,919	434,595

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$(249)			$5,811
Basic income available to common stockholders	(249)	15,516,537	$(0.02)	5,811	10,329,934	$0.56
Effect of warrants and dilutive stock options	-	-		-	339,071
Diluted income available to common stockholders plus assumed conversions	$(249)	15,516,537	$(0.02)	$5,811	10,669,005	$0.55

	Six Months Ended June 30,
	2013			2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$1,723			$8,503
Basic income available to common stockholders	1,723	14,939,179	$0.12	8,503	10,332,935	$0.82
Effect of warrants and dilutive stock options	-	782,083		-	314,655
Diluted income available to common stockholders plus assumed conversions	$1,723	15,721,262	$0.11	$8,503	10,647,590	$0.80

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2013, December 31, 2012 and June 30, 2012:

Cash and due from banks – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Securities Available for Sale – Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds.  Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying the securities that reflected an OTTI charge based on the discounted cash flow of the security or a determination of fair value that requires significant management judgment or consideration.

FHLB, Federal Reserve Bank Stock and TIB Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock and are classified as Level 1.

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

OREO – OREO assets are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of OREO assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$103,972	$103,972	$-	$-	$103,972
Securities available for sale	313,047	206,226	105,764	1,057	313,047
Federal Reserve Bank, TIB and FHLB stock, at cost	11,917	11,917	-	-	11,917
Loans held for sale, net	3,617	-	3,617	-	3,617
Loans held for investment, net	1,047,436	-	-	1,124,670	1,124,670
Accrued interest receivable	5,766	5,766	-	-	5,766

Liabilities:
Deposit accounts	1,314,189	978,117	336,238	-	1,314,355
Other borrowings	48,082	-	50,074	-	50,074
Subordinated debentures	10,310	-	4,818	-	4,818
Accrued interest payable	213	213	-	-	213

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$236,425	$-	$23,643	$-	$23,643

	At December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,352	$59,352	$-	$-	$59,352
Securities available for sale	84,066	81,042	2,072	952	84,066
Federal Reserve Bank and FHLB stock, at cost	11,247	11,247	-	-	11,247
Loans held for sale, net	3,681	-	3,681	-	3,681
Loans held for investment, net	974,213	-	-	1,049,589	1,049,589
Accrued interest receivable	4,126	4,126	-	-	4,126

Liabilities:
Deposit accounts	904,768	548,101	363,382	-	911,483
FHLB advances	87,000	87,000	-	-	87,000
Other borrowings	28,500	-	31,267	-	31,267
Subordinated debentures	10,310	-	4,973	-	4,973
Accrued interest payable	142	142	-	-	142

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$131,450	$-	$13,145	$-	$13,145

	At June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$64,972	$64,972	$-	$-	$64,972
Securities available for sale	146,134	102,004	43,203	927	146,134
Federal Reserve Bank and FHLB stock, at cost	12,744	12,744	-	-	12,744
Loans held for sale, net	2,401	-	2,401	-	2,401
Loans held for investment, net	787,661	-	-	869,751	869,751
Accrued interest receivable	3,968	3,968	-	-	3,968

Liabilities:
Deposit accounts	913,191	477,661	439,328	-	916,989
Other borrowings	28,500	-	32,177	-	32,177
Subordinated debentures	10,310	-	7,513	-	7,513
Accrued interest payable	151	151	-	-	151

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$126,544	$-	$12,654	$-	$12,654

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At June 30, 2013, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	June 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$83	$-	$-	$83
Corporate	-	9,169	-	9,169
Municipal bonds	-	94,747	-	94,747
Mortgage-backed securities	206,143	1,848	1,057	209,048
Total securities available for sale	$206,226	$105,764	$1,057	$313,047
Stock:
FHLB stock	$8,622	$-	$-	$8,622
Federal Reserve Bank stock	3,295	-	-	3,295
Total stock	$11,917	$-	$-	$11,917
Total securities	$218,143	$105,764	$1,057	$324,964

	June 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$261	$-	$-	$261
Municipal bonds	-	41,116	-	41,116
Mortgage-backed securities	101,743	2,087	927	104,757
Total securities available for sale	$102,004	$43,203	$927	$146,134
Stock:
FHLB stock	$10,725	$-	$-	$10,725
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	$12,744	$-	$-	$12,744
Total securities	$114,748	$43,203	$927	$158,878

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the six months ended for the periods indicated:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Balance, beginning of period	$952	$991
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(35)	(82)
Included in other comprehensive income	186	124
Purchases, issuances, and settlements	(117)	(146)
Transfer in and/or out of Level 3	71	40
Balance, end of period	$1,057	$927

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	June 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$2,606	$2,606
Other real estate owned	-	-	1,186	1,186
Total assets	$-	$-	$3,792	$3,792

	June 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$5,193	$5,193
Other real estate owned	-	-	9,339	9,339
Total assets	$-	$-	$14,532	$14,532

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

●
The effect of the SDTB Acquisition, the FAB Acquisition, the Palm Desert National Acquisition, the Canyon National Acquisition and other acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

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

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  At June 30, 2013, the Bank operated 13 full-service depository branches in Southern California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, Point Loma, San Bernardino, San Diego and Seal Beach and one office located Dallas, Texas.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

SDTB ACQUISITION

Effective June 25, 2013, the Bank acquired SDTB, a San Diego based state-chartered bank pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and SDTB on March 6, 2013.  As a result of the SDTB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $201.1 million, including:

●	$125.9 million in investment securities, including FHLB stock;

●	$42.4 million of loans;

●	$14.1 million of cash and cash equivalents;

●	$6.4 million in goodwill;

●	$5.8 million in bank owned life insurance;

●	$3.7 million of other types of assets; and

●	$2.8 million of a core deposit intangible.

Also as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $186.7 million, including:

●	$178.8 million in deposit transaction accounts;

●	$5.1 million in retail certificates of deposit;

●	$1.9 million other liabilities; and

●	$922,000 in deferred tax liability.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition is an opportunity for the Company to acquire a banking network that will complement our existing banking franchise and expand our footprint into a new market.  Additionally, this partnership will improve the Company’s deposit base, lower its cost of deposits and provide the opportunity to accelerate future core deposit growth.  Additionally, the acquisition of SDTB allowed the Company to deploy a portion of its current capital base into a compelling investment.

FAB ACQUISITION

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

Also as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Corporation’s stock issued to FAB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $378.2 million, including:

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

Palm Desert National Acquisition

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National from the FDIC as receiver for Palm Desert National, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert National Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including $63.8 million of loans, $39.5 million of cash and cash equivalents, $11.5 million of OREO, $1.5 million in investment securities, including FHLB stock and Federal Reserve Bank stock, $840,000 of a core deposit intangible and $3.8 million of other types of assets. Liabilities with a fair value of approximately $118.0 million, including $50.1 million in deposit transaction accounts, $30.8 million in retail certificates of deposit, $34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012, $2.4 million in deferred tax liability and $578,000 of other liabilities. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

RESULTS OF OPERATIONS

In the second quarter of 2013, we reported adjusted earnings of $3.0 million, or $0.19 per share on a diluted basis, before non-recurring merger-related expenses, compared with adjusted earnings for the second quarter of 2012 of $2.6 million, or $0.24 per share on a diluted basis, before the gain on FDIC transaction.  For the three months ended June 30, 2013, the Company’s adjusted return on average assets was 0.86% and adjusted return on average equity was 7.59%, compared with an adjusted return on average assets of 1.00% and an adjusted return on average equity of 11.08% for the three months ended June 30, 2012.

Taking into account the one-time merger-related expenses incurred in the second quarter in connection with the SDTB Acquisition of $5.0 million and the gain on FDIC transaction with the Palm Desert National Acquisition of $5.3 million, the Company recorded a net loss of $249,000, or $0.02 per share on a diluted basis, for the second quarter of 2013, compared to net income of $5.8 million, or $0.55 per share on a diluted basis, for the second quarter of 2012.

For the first six months of 2013, the Company’s net income totaled $1.7 million or $0.11 per diluted share, down from $5.8 million or $0.55 per diluted share for the first six months of 2012.  The decrease in net income was primarily due to the a $5.3 million gain on FDIC transaction recorded on the Palm Desert acquisition in the first six months of 2012 and merger related expenses of $6.7 million recorded on the acquisitions of FAB and SDTB in the first six months of 2013.  Additionally, in the first half of 2013, we had higher net interest income of $5.2 million, partially offset by higher compensation and benefits expense of $3.3 million.  For the six months ended June 30, 2013, our return on average assets was 0.27% and return on average equity was 2.30%, down from a return on average assets of 1.71% and a return on average equity of 18.88% for the same comparable period of 2012.

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

Net interest income totaled $13.6 million in the second quarter of 2013, up $2.3 million or 20.4%, compared to the second quarter of 2012.  The increase in net interest income reflected higher average interest-earning assets of $338.5 million, partially offset by a decrease in net interest margin to 4.01%.  The increase in average interest-earning assets was primarily from a $228.3 million increase in loans, $134.8 million increase in securities and $25.5 million increase in cash and cash equivalents, primarily from the Company’s acquisition activities and organic loan growth.  The decrease in the net interest margin of 63 basis points is primarily attributable to a decrease in yield on average interest-earning assets of 96 basis points, primarily from a higher mix of lower yielding investment securities and cash and cash equivalents along with a decrease in the loan portfolio yield.  Partially offsetting this decrease was lower deposit costs of 31 basis points from an improved mix of lower costing deposits associated with our acquisitions.  The loan yield decline of 88 basis points primarily reflected a lower portfolio weighted average rate that decreased 71 basis points to 5.18% at June 30, 2013, and a reduction in deferred fee recognition on loan payoffs.

Compared to the first six months of 2012, net interest income for the first six months of 2013 increased $5.2 million or 24.2%.  The increase in net interest income reflected an increase in average interest-earning assets of $295.5 million or 31.0% in the first half of 2013 to $1.2 billion.  Partially offsetting the average interest-earning asset increase was a lower net interest margin of 4.28%, compared with 4.48% in the first half of 2012.  The increase in average interest-earning assets for the period was primarily due to an increase in average loans of $229.1 million and securities of $67.2 million primarily associated with organic loan growth, loan purchases and acquisitions.  The decrease in the current period net interest margin of 20 basis points primarily reflected a decrease in our interest-earning asset yield of 57 basis points, partially offset by a decrease in the cost of deposits of 38 basis points.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$98,451	$60	0.24%	$72,988	$35	0.19%
Federal funds sold	26	-	0.00%	27	-	0.00%
Investment securities	297,912	1,188	1.60%	163,151	913	2.24%
Loans receivable, net (1)	964,486	13,688	5.69%	736,178	12,098	6.57%
Total interest-earning assets	1,360,875	14,936	4.40%	972,344	13,046	5.36%
Noninterest-earning assets	44,064			48,880
Total assets	$1,404,939			$1,021,224
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$309,311	$-	0.00%	$140,352	$-	0.00%
Interest-bearing:
Transaction accounts	521,784	280	0.22%	323,813	223	0.28%
Retail certificates of deposit	336,165	745	0.89%	416,818	1,221	1.18%
Wholesale certificates of deposit	4,690	8	0.68%	3,514	3	0.34%
Total deposits	1,171,950	1,033	0.35%	884,497	1,447	0.66%
FHLB advances and other borrowings	53,891	238	1.77%	28,588	235	3.31%
Subordinated debentures	10,310	76	2.96%	10,310	82	3.20%
Total borrowings	64,201	314	1.96%	38,898	317	3.28%
Total deposits and borrowings	1,236,151	1,347	0.44%	923,395	1,764	0.77%
Other liabilities	9,645			5,627
Total liabilities	1,245,796			929,022
Stockholders' equity	159,143			92,202
Total liabilities and equity	$1,404,939			$1,021,224
Net interest income		$13,589			$11,282
Net interest rate spread (2)			3.96%			4.59%
Net interest margin (3)			4.01%			4.64%
Ratio of interest-earning assets to deposits and borrowings			110.09%			105.30%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$83,879	$98	0.24%	$84,583	$86	0.20%
Federal funds sold	27	-	0.00%	27	-	0.00%
Investment securities	216,854	1,989	1.83%	149,683	1,741	2.33%
Loans receivable, net (1)	946,631	27,084	5.77%	717,551	23,335	6.50%
Total interest-earning assets	1,247,391	29,171	4.71%	951,844	25,162	5.28%
Noninterest-earning assets	41,789			44,690
Total assets	$1,289,180			$996,534
Liabilities and Equity
Deposit accounts:
Noninterest-bearing	$273,440	$-	0.00%	$129,269	$-	0.00%
Interest-bearing:
Transaction accounts	451,104	498	0.22%	309,614	552	0.36%
Retail certificates of deposit	342,782	1,545	0.91%	420,226	2,649	1.27%
Wholesale certificates of deposit	2,772	9	0.65%	1,757	2	0.23%
Total deposits	1,070,098	2,052	0.39%	860,866	3,203	0.75%
FHLB advances and other borrowings	49,355	478	1.95%	28,577	470	3.31%
Subordinated debentures	10,310	153	2.99%	10,310	166	3.24%
Total borrowings	59,665	631	2.13%	38,887	636	3.29%
Total deposits and borrowings	1,129,763	2,683	0.48%	899,753	3,839	0.86%
Other liabilities	9,685			6,689
Total liabilities	1,139,448			906,442
Stockholders' equity	149,732			90,092
Total liabilities and equity	$1,289,180			$996,534
Net interest income		$26,488			$21,323
Net interest rate spread (2)			4.23%			4.42%
Net interest margin (3)			4.28%			4.48%
Ratio of interest-earning assets to deposits and borrowings			110.41%			105.79%

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

    Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

●	Changes in interest rates (changes in interest rates multiplied by prior volume);

●	Changes in volume (changes in volume multiplied by prior rate); and

●	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Compared to			Compared to
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$11	$14	$25	$13	$(1)	$12
Investment securities	(317)	592	275	(420)	668	248
Loans receivable, net	(1,811)	3,401	1,590	(3,045)	6,794	3,749
Total interest-earning assets	$(2,117)	$4,007	$1,890	$(3,452)	$7,461	$4,009

Interest-bearing liabilities
Transaction accounts	$(57)	$114	$57	$(258)	$204	$(54)
Retail certificates of deposit	(267)	(209)	(476)	(671)	(433)	(1,104)
Wholesale/brokered certificates of deposit	4	1	5	6	1	7
FHLB advances and other borrowings	(142)	145	3	(244)	252	8
Subordinated debentures	(6)	-	(6)	(13)	-	(13)
Total interest-bearing liabilities	$(468)	$51	$(417)	$(1,180)	$24	$(1,156)
Change in net interest income	$(1,649)	$3,956	$2,307	$(2,272)	$7,437	$5,165

Provision for Loan Losses

There was no provision for loan loss recorded in the second quarter of 2012, compared to $322,000 recorded in the second quarter of 2013, to cover the increase in our loan balance. Strong credit quality metrics and the recent charge-off history within our loan portfolio were significant factors in estimating the adequacy of our ALLL.  Compared to the second quarter of 2012, net loan charge-offs increased $26,000 to $322,000 during the second quarter of 2013.

For the first six months of 2013, a provision for loan losses of $618,000 was recorded that matched the net loan charge-offs over the same period. This compares with no provision for loan losses and net loan charge-offs of $864,000 for the first six months of 2012.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the second quarter of 2013, there were no charge-offs associated with purchased credit impaired loans, compared to $265,000 for the same period in 2012.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the second quarter of 2013 amounted to $2.4 million, down $4.1 million or 62.8%, compared to the second quarter of 2012.  The decrease was primarily attributable to the bargain purchase gain of $5.3 million from the Palm Desert Acquisition, partially offset by higher gain on sale of securities of $894,000, gain on sale of loans of $212,000 and loan servicing fees of $104,000.  The increase in gain on sale of securities was primarily related to the sale of $101.7 million of securities received in the FAB Acquisition as the portfolio was restructured during the second quarter of 2013.

Noninterest income for the first half of 2013 amounted to $4.2 million, down $3.3 million or 44.4% compared to the first half of 2012.  The decrease was primarily related to a gain on FDIC transaction of $5.3 million in the year-ago period for the of Palm Desert National Acquisition, compared to no bargain purchase recorded in the first six months of 2013.  Partially offsetting that gain was higher net gains from the sale of loans of $935,000 and from the sales of investment securities of $894,000.

Noninterest Expense

Noninterest expense totaled $15.9 million for the second quarter of 2013, up $7.7 million or 93.2%, compared to the second quarter of 2012. The increase primarily related to higher costs in the second quarter of 2013 when compared to the second quarter of 2012 associated with the following expense categories:

●	One-time merger related expenses increased by $5.0 million;

●
Compensation and benefits costs increased by $1.7 million, primarily due to the increase in employees from our acquisition activities and new hires in the lending and credit areas to increase our production of commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, SBA loans, homeowner association (“HOA”) loans, and construction loans;

●	Deposit expenses of $481,000, primarily due to our acquisition activities;

●	Premises and occupancy by $348,000, primarily due to our acquisition activities and a new leased corporate headquarters needed to support our growth; and

●	Other expense of $345,000, primarily related to core deposit intangible amortization and higher miscellaneous expenses related to our acquisition activities.

These higher costs were partially offset by a decline of $303,000 in OREO operations activity.

Compared to the first six months of 2012, noninterest expense increased $12.2 million or 82.1%. The increase primarily related to one-time costs associated with the acquisitions of SDTB and FAB of $6.7 million, as well as higher compensation and benefits costs of $3.3 million, premises and occupancy costs of $763,000, other expense of $673,000, deposit expenses of $577,000, data processing and communications costs of $206,000, and office and postage expense of $205,000.  The increases in these categories primarily related to the acquisitions of FAB and SDTB, and business expansion initiatives over the first half of 2013.

Income Taxes

Operating results during the second quarter of 2013 included $955,000 of merger costs that were treated as non-deductible for tax purposes. These expenses were largely the cause for a negative effective tax rate of 57.6% for the second quarter of 2013, compared to an effective tax rate of 39.5% in the second quarter of 2012. The merger costs also primarily impacted the difference between the effective tax rate for the first half of 2013 at 42.4%, compared to 39.0% for the same period of 2012.  At June 30, 2013, we had no valuation allowance against our deferred tax asset of $8.6 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At June 30, 2013, assets totaled $1.6 billion, up $493.4 million or 46.3% from June 30, 2012 and up $384.7 million or 32.8% from December 31, 2012. The increase in assets since year-end 2012 was primarily related to the of FAB Acquisitions, which added assets at the acquisition date of $394.1 million, partially offset by $49.0 million of FAB deposits held by the Bank at December 31, 2012 and SDTB, which added assets at the acquisition date of $201.1 million. Partially offsetting these acquisition increases was a decrease of $82.3 million in deposits and to pay down of $67.4 million of FHLB borrowings.

The increase in assets from June 30, 2012 was primarily related to FAB assets in the amount of $394.1 million and SDTB assets in the amount of $201.1 million.  Partially offsetting these increases were the assets used to fund the decrease in certificates of deposit of $103.1 million.

Loans

Net loans held for investment totaled $1.0 billion at June 30, 2013, an increase of $259.8 million or 33.0% from June 30, 2012 and an increase of $73.2 million or 7.5% from December 31, 2012. The increase in loans from December 31, 2012 was primarily related to an increase in business loan balances of $20.2 million and real estate loan balances of $49.7 million. The increase in loans from June 30, 2012 was primarily related to increases from organic growth including warehouse facility lending of $74.2 million and the FAB Associations and SDTB Acquisitions.

During the second quarter of 2013, commitments on our warehouse repurchase facility credits increased $3.4 million to total $317.3 million with our end of period utilization rates for these loans dropping from 44.3% at March 31, 2013 to 42.7% at June 30, 2013. Our average daily outstanding balance for these warehouse facilities decreased $19.6 million to $125.7 million when comparing the second quarter with the first quarter of 2013.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2013			December 31, 2012			June 30, 2012
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$146,240	13.8%	5.10%	$115,354	11.7%	5.25%	$84,191	10.5%	5.47%
Commercial owner occupied (1)	201,802	19.0%	5.57%	150,934	15.3%	6.11%	150,428	18.8%	6.31%
SBA	5,820	0.5%	5.02%	6,882	0.7%	6.04%	3,995	0.5%	6.06%
Warehouse facilities	135,317	12.8%	4.26%	195,761	19.9%	4.80%	61,111	7.7%	5.34%
Real estate loans:
Commercial non-owner occupied	295,767	27.9%	5.47%	253,409	25.6%	5.68%	242,700	30.4%	5.99%
Multi-family	172,797	16.3%	5.21%	156,424	15.9%	5.78%	183,742	23.0%	5.95%
One-to-four family (2)	84,672	8.0%	6.05%	97,463	9.9%	4.67%	56,694	7.1%	5.11%
Construction	2,135	0.2%	8.44%	-	0.0%	0.00%	281	0.1%	5.25%
Land	10,438	1.0%	7.19%	8,774	0.9%	4.89%	11,191	1.4%	5.37%
Other loans	4,969	0.5%	5.90%	1,193	0.1%	6.20%	4,019	0.5%	6.99%
Total gross loans (3)	1,059,957	100.0%	5.18%	986,194	100.0%	5.44%	798,352	100.0%	5.88%
Less loans held for sale	3,617			3,681			2,401
Total gross loans held for investment	1,056,340			982,513			795,951
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(910)			(306)			(632)
Allowance for loan losses	(7,994)			(7,994)			(7,658)
Loans held for investment, net	$1,047,436			$974,213			$787,661

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2013 is net of the unaccreted mark-to-market discounts on Canyon National loans of $2.1 million, on Palm Desert National loans of $4.0 million, and on SDTB loans of $560,000 and of the mark-to-market premium on FAB loans of $103,000.

Gross loans held for investment totaled $1.1 billion at June 30, 2013, compared to $796.0 million at June 30, 2012 and $982.5 million at December 31, 2012.  The increase in gross loans held for investment of $260.4 million or 32.7% from the year-ago first quarter was primarily related to increases from organic growth and the acquisition of FAB and SDTB.  The increase of $73.8 million or 7.5% since December 31, 2012 included loan originations of $213.7 million, loans acquired of $69.2 million and loans purchased of $23.2 million, partially offset by an increase in undisbursed loan funds of $146.7 million, loan repayments of $78.6 million, and loan sales of $7.2 million.  The increase in the undisbursed loan funds was primarily related to the reduction in the utilization rate for warehouse facility loans.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Beginning balance gross loans	$986,194	$739,254
Loans originated:
Business loans:
Commercial and industrial	28,474	16,894
Commercial owner occupied (1)	20,859	6,516
SBA	3,995	1,332
Warehouse facilities	74,860	51,449
Real estate loans:
Commercial non-owner occupied	39,970	32,529
Multi-family	41,608	6,497
One-to-four family (2)	825	6,086
Other loans	3,068	663
Total loans originated	213,659	121,966
Loans purchased:
Business loans:
Commercial and industrial	30,084	5,033
Commercial owner occupied	38,635	11,786
Real estate loans:
Commercial non-owner occupied	16,763	55,313
Multi-family	36	3,690
One-to-four family	1,639	4,437
Construction	1,399	198
Land	2,770	5,395
Other loans	716	2,256
Total loans purchased	92,042	88,108
Total loan production	305,701	210,074
Principal repayments	(78,619)	(92,186)
Sales of loans	(7,220)	(584)
Change in undisbursed loan funds, net	(146,741)	(57,361)
Charge-offs	(847)	(959)
Change in mark-to-market discounts from acquisitions	2,485	2,611
Transfer to other real estate owned	(996)	(2,497)
Net increase in gross loans	73,763	59,098
Ending balance gross loans	$1,059,957	$798,352

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	June 30, 2013
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	858	$497,542	5.40%	3.25
Over 1 Year to 3 Years	38	32,734	4.67%	24.47
Over 3 Years to 5 Years	251	262,087	4.66%	50.87
Over 5 Years to 7 Years	31	66,960	4.19%	76.07
Over 7 Years to 10 Years	12	14,828	4.44%	101.72
Total adjustable	1,190	874,151	5.04%	25.57
Fixed	787	185,806	5.87%
Total	1,977	$1,059,957	5.18%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2013, loans delinquent 30 or more days as a percentage of total gross loans was 0.22%, up from 0.09% at December 31, 2012 but down from 0.84% at June 30, 2012.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2013
Business loans:
Commercial and industrial	1	$7	1	$233	-	$-	2	$240
Commercial owner occupied	1	640	-	-	-	-	1	640
SBA	-	-	1	25	-	-	1	25
Real estate loans:
Multi-family	-	-	-	-	1	1,035	1	1,035
One-to-four family	1	22	3	322	2	38	6	382
Total	3	$669	5	$580	3	$1,073	11	$2,322
Delinquent loans to total gross loans		0.06%		0.05%		0.10%		0.22%

At December 31, 2012
Business loans:
Commercial and industrial	-	$-	1	$58	1	$218	2	$276
Commercial owner occupied	-	-	1	245	-	-	1	245
SBA	-	-	-	-	4	185	4	185
Real estate loans:
One-to-four family	2	101	-	-	2	79	4	180
Other	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At June 30, 2012
Business loans:
Commercial and industrial	-	$-	1	$50	-	$-	1	$50
Commercial owner occupied	-	-	-	-	3	1,528	3	1,528
SBA	1	46	-	-	6	474	7	520
Real estate loans:
Commercial non-owner occupied	1	259	-	-	2	1,151	3	1,410
Multi-family	-	-	1	2,835	-	-	1	2,835
One-to-four family	1	93	-	-	1	13	2	106
Land	-	-	-	-	1	257	1	257
Other	2	1	-	-	-	-	2	1
Total	5	$399	2	$2,885	13	$3,423	20	$6,707
Delinquent loans to total gross loans		0.05%		0.36%		0.43%		0.84%

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

Our ALLL at June 30, 2013 was $8.0 million, up from $7.7 million at June 30, 2012 and equal to the ALLL at December 31, 2012.  At June 30, 2013, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2013			December 31, 2012			June 30, 2012
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,079	1.42%	13.8%	$1,310	1.14%	11.7%	$1,250	1.48%	10.5%
Commercial owner occupied	1,741	0.86%	19.0%	1,512	1.00%	15.3%	1,076	0.72%	18.8%
SBA	68	1.17%	0.5%	79	1.15%	0.7%	151	3.78%	0.5%
Warehouse facilities	700	0.52%	12.8%	1,544	0.79%	19.9%	908	1.49%	7.7%
Real estate loans:
Commercial non-owner occupied	1,508	0.51%	27.9%	1,459	0.58%	25.6%	1,667	0.69%	30.4%
Multi-family	541	0.31%	16.3%	1,145	0.73%	15.9%	2,284	1.24%	23.0%
One-to-four family	1,139	1.35%	8.0%	862	0.88%	9.9%	303	0.53%	7.1%
Construction	-	0.00%	0.2%	-	0.00%	0.0%	-	0.00%	0.1%
Land	180	1.72%	1.0%	31	0.35%	0.9%	-	0.00%	1.4%
Other Loans	38	0.76%	0.5%	52	4.36%	0.1%	19	0.47%	0.5%
Total	$7,994	0.75%	100.0%	$7,994	0.81%	100.0%	$7,658	0.96%	100.0%

    The ALLL as a percent of nonaccrual loans was 393.4% at June 30, 2013, up from 90.89% at June 30, 2012, and from 362.4% at December 31, 2012. The increase in ALLL as a percent of nonaccrual loans at June 30, 2013, compared to year-end 2012 was due to an decrease in nonaccrual loans during the first half of 2013.  At June 30, 2013, the ratio of ALLL to total gross loans was 0.75%, down from 0.96% at June 30, 2012, and from 0.81% at December 31, 2012.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 1.11% at June 30, 2013, down from 1.20% at June 30, 2012, and 1.34% at December 31, 2012.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$7,994	$8,116	$7,994	$8,522
Provision for loan losses	322	-	618	-
Charge-offs:
Business loans:
Commercial and industrial	-	-	(58)	(191)
Commercial owner occupied	-	(265)	-	(265)
SBA	-	(1)	(5)	(109)
Real estate:
Commercial non-owner occupied	(356)	(87)	(757)	(88)
Multi-family	(11)	-	(11)	-
One-to-four family	-	(183)	(10)	(305)
Other loans	-	-	(6)	(1)
Total charge-offs	(367)	(536)	(847)	(959)
Recoveries :
Business loans:
Commercial and industrial	14	1	21	2
SBA	25	66	44	77
Real estate:
One-to-four family	1	4	44	5
Other loans	5	7	120	11
Total recoveries	45	78	229	95
Net loan charge-offs	(322)	(458)	(618)	(864)
Balance at end of period	$7,994	$7,658	$7,994	$7,658

Ratios:
Net charge-offs to average total loans, net	0.13%	0.25%	0.13%	0.24%
Allowance for loan losses to gross loans at end of period	0.75%	0.96%	0.75%	0.96%

Investment Securities

Investment securities available for sale totaled $313.0 million at June 30, 2013, up $166.9 million or 114.2% from June 30, 2012 and up $229.0 million or 75.2% from December 31, 2012. The increase over both period ends was primarily due to the acquisitions of FAB and SDTB.  At acquisition date, we added investment securities available for sale from the FAB Acquisition of $222.4 million and from the SDTB Acquisition of $124.8 million.  These additions were partially offset by the sale of $101.7 million of securities during 2013, and $16.6 million in principal pay downs.  Additionally, during the second half of 2012, we sold $68.4 million in securities while purchasing only $15.6 million.  At June 30, 2013, the end of period yield on investment securities was 2.04%, down from 2.22% at June 30, 2012, and 2.06% at December 31, 2012.  At June 30, 2013, 42 of our 51 private label MBS were classified as substandard or impaired and had a book value of $1.7 million and a market value of $2.2 million.  Interest received from these securities is applied against their respective principal balances.  Our entire private label MBS were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$10	$-	$83
Corporate	9,169	-	-	9,169
Municipal bonds	96,257	226	(1,736)	94,747
Mortgage-backed securities	210,367	736	(2,055)	209,048
Total securities available for sale	315,866	972	(3,791)	313,047

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	82,189	2,360	(483)	84,066

	June 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$247	$14	$-	$261
Municipal bonds	39,928	1,259	(71)	41,116
Mortgage-backed securities	103,990	1,389	(622)	104,757
Total securities available for sale	144,165	2,662	(693)	146,134

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2013
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$83	4.15%	$-	0.00%	$-	0.00%	$83	4.15%
Corporate	2,006	0.75%	7,163	2.09%	-	0.00%	-	0.00%	9,169	1.80%
Municipal bonds	-	0.00%	7,900	0.93%	42,550	1.73%	44,297	3.10%	94,747	2.31%
Mortgage-backed securities	-	0.00%	54	5.27%	15,931	1.07%	193,063	2.02%	209,048	1.95%
Total investment securities available for sale	2,006	0.75%	15,200	1.51%	58,481	1.55%	237,360	2.22%	313,047	2.05%
Stock:
FHLB	8,622	0.00%	-	0.00%	-	0.00%	-	0.00%	8,622	0.00%
Federal Reserve Bank/TIB	3,295	5.04%	-	0.00%	-	0.00%	-	0.00%	3,295	5.04%
Total stock	11,917	1.39%	-	0.00%	-	0.00%	-	0.00%	11,917	1.39%
Total securities	$13,923	1.30%	$15,200	1.51%	$58,481	1.55%	$237,360	2.22%	$324,964	2.03%

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

During the quarter ended June 30, 2013, we incurred a net $5,000 OTTI charge against our private label MBS deemed to be impaired, compared to $45,000 of OTTI charges during the same period last year.  These impaired private label MBS are classified as substandard assets with all the interest received since the date of impairment being applied against their principal balances.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	June 30, 2013				June 30, 2012

Rating	Number	Fair Value	OTTI Credit Gain (Loss)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa3	1	$71	$(11)	$7	-	$-	$-	$-
C	-	-	-	-	1	-	(4)	2
CC	-	-	-	-	2	394	(33)	26
D	3	420	6	5	1	39	(8)	13
Total	4	$491	$(5)	$12	4	$433	$(45)	$41

	Six Months Ended				Six Months Ended
	June 30, 2013				June 30, 2012

Rating	Number	Fair Value	OTTI Credit Gain (Loss)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI credit loss	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa2	1	$71	$(11)	$9	-	$-	$-	$-
C	-	-	-	-	1	-	(3)	2
CC	-	-	-	-	2	394	(33)	31
D	5	420	(24)	46	6	180	(46)	66
Total	6	$491	$(35)	$55	9	$574	$(82)	$99

The largest OTTI credit loss for any single debt security was $32,000 for the three and six months ended June 30, 2013 and $25,000 for the same period in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At June 30, 2013, nonperforming assets totaled $3.2 million or 0.21% of total assets, down from $17.8 million or 1.67% at June 30, 2012 and down from $4.5 million or 0.38% at December 31, 2012.  During the second quarter of 2013, nonperforming loans decreased $174,000 to total $2.0 million and OREO decreased $1.1 million to total $1.2 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$96	$347	$9
Commercial owner occupied	-	14	1,528
SBA (1)	-	260	503
Real estate:
Commercial non-owner occupied	450	670	2,094
Multi-family	1,035	266	3,115
One-to-four family	451	522	486
Land	-	127	691
Total nonaccrual loans	2,032	2,206	8,426
Other real estate owned:
Commercial non-owner occupied	-	-	117
One-to-four family	-	-	179
Land	942	2,258	7,579
Commercial owner occupied	244	-	1,464
Total other real estate owned	1,186	2,258	9,339
Total nonperforming assets, net	$3,218	$4,464	$17,765

Allowance for loan losses	$7,994	$7,994	$7,658
Allowance for loan losses as a percent of total nonperforming loans	393.41%	362.38%	90.89%
Nonperforming loans as a percent of gross loans	0.19%	0.22%	1.06%
Nonperforming assets as a percent of total assets	0.21%	0.38%	1.67%

(1) The SBA totals include the guaranteed amount of $185,000 as of December 31, 2012, and $237,000 as of June 30, 2012.

Liabilities and Stockholders’ Equity

Total liabilities were $1.4 billion at June 30, 2013, compared to $969.0 million at June 30, 2012 and $1.0 billion at December 31, 2012.  The increase of $409.4 million from the year ended December 31, 2012 was predominately related to increases in deposits associated with net deposits added from the acquisitions of FAB and SDTB of $462.2 million at the acquisition dates, partially offset by a decrease in FHLB advances and other borrowings of $67.4 million.

Deposits.  Deposits totaled $1.3 billion at June 30, 2013, up $401.0 million or 43.9% from June 30, 2012 and $409.4 million or 45.3% from December 31, 2012.  The increase over both prior periods was predominately related to the FAB Acquisition, which added deposits of $356.8 million at the closing of the acquisition, partially offset by FAB’s deposits held by the Bank at acquisition of $78.5 million and the SDTB Acquisition, which added deposits of $183.9 million at the closing of the acquisition.  Excluding the deposit acquisition increases, we had an adjusted net decrease in deposits of $82.3 million in the first half of 2013 and 139.7 million since June 30, 2012.  The decrease in deposits for both periods was primarily associated with the lowering of pricing on certificates of deposits, which resulted in a desired runoff upon maturity.  The increase in deposits during the first half of 2013 included interest-bearing transaction accounts of $302.0 million and noninterest-bearing accounts of $131.4 million, partially offset by a decrease in retail certificates of deposit of $29.2 million.  At June 30, 2013, we had no brokered deposits.  The total weighted average cost of deposits at June 30, 2013 decreased to 0.35%, from 0.63% at June 30, 2012 and from 0.51% at December 31, 2012.

At June 30, 2013, our gross loan to deposit ratio was 80.7%, down from 87.4% at June 30, 2012 and from 109.0% at December 31, 2012.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2013			December 31, 2012			June 30, 2012
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Noninterest bearing checking	$345,063	26.3%	0.00%	$213,636	23.6%	0.00%	$150,538	16.5%	0.00%
Interest bearing checking	124,790	9.5%	0.11%	14,299	1.6%	0.10%	92,270	10.1%	0.16%
Money market	425,884	32.4%	0.29%	236,206	26.1%	0.32%	145,727	16.0%	0.36%
Regular passbook	81,277	6.2%	0.15%	79,420	8.8%	0.22%	89,559	9.8%	0.26%
Total transaction accounts	977,014	74.4%	0.15%	543,561	60.1%	0.19%	478,094	52.4%	0.19%
Certificates of deposit accounts:
Less than 1.00%	163,550	12.4%	0.51%	147,813	16.3%	0.58%	128,398	14.1%	0.71%
1.00 - 199	158,871	12.1%	1.14%	197,554	21.8%	1.16%	286,137	31.3%	1.16%
2.00 - 2.99	12,404	0.9%	2.80%	13,439	1.5%	2.78%	17,515	1.9%	2.72%
3.00 - 3.99	1,143	0.1%	3.44%	1,130	0.1%	3.44%	1,331	0.1%	3.45%
4.00 - 4.99	285	0.0%	4.23%	395	0.1%	4.29%	719	0.1%	4.29%
5.00 and greater	922	0.1%	5.26%	876	0.1%	5.27%	997	0.1%	5.28%
Total certificates of deposit accounts	337,175	25.6%	0.91%	361,207	39.9%	1.00%	435,097	47.6%	1.12%
Total deposits	$1,314,189	100.0%	0.35%	$904,768	100.0%	0.51%	$913,191	100.0%	0.63%

Borrowings.  At June 30, 2013, total borrowings amounted to $58.4 million, up $19.6 million or 50.5% from June 30, 2012 and down $67.4 million or 53.61% from December 31, 2012. The decrease from December 31, 2012 is due to the repayment of $87.0 million in FHLB borrowings, partially offset by repurchase agreements related to HOA deposits. This repurchase agreement debt was offered as a service to certain HOA depositors that adds protection for deposit amounts above FDIC insurance levels. Total borrowings at June 30, 2013 represented 3.7% of total assets and had an end of period weighted average cost of 2.13%, compared with 3.6% of total assets and at a weighted average cost of 3.2% at June 30, 2012 and 10.7% of total assets at a weighted average cost of 1.19% at December 31, 2012.  At June 30, 2013, total borrowings were comprised of the following:

●	Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $36.0 million of government sponsored entity MBS;

●	HOA reverse repurchase agreements totaling $19.6 million at a weighted average rate of 0.02%; and

●
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 3.03%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 7 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$-	0.00%	$87,000	0.28%	$-	0.00%
Reverse repurchase agreements	48,082	1.94%	28,500	3.26%	28,500	3.26%
Subordinated debentures	10,310	3.03%	10,310	3.09%	10,310	3.22%
Total borrowings	$58,392	2.13%	$125,810	1.19%	$38,810	3.25%

Weighted average cost of borrowings during the quarter	1.96%		3.24%		3.28%
Borrowings as a percent of total assets	3.7%		10.7%		3.6%

Stockholders’ Equity.  Total stockholders’ equity was $168.8 million as of June 30, 2013, up from $96.1 million at June 30, 2012 and $134.5 million at December 31, 2012.  On January 9, 2013, the Corporation issued 495,000 new shares of its common stock at a public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to the underwriters as part of an underwritten public offering that was completed on December 11, 2012. The net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions, was $4.7 million.  On March 15, 2013, as a result of the FAB Acquisition, the Bank recorded equity of $15.9 million in connection with the Corporation’s stock issued to FAB shareholders as part of the acquisition consideration.  On June 25, 2013, as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration.  The current year increase of $34.3 million in stockholders’ equity was related to the over-allotment exercise, equity consideration for the FAB Acquisition, equity consideration for the SDTB Acquisition, net income for the first half of 2013 of $1.7 million, partially offset by an unfavorable change in accumulated other comprehensive income to a loss of $2.8 million.

Our book value per share increased to $10.15 at June 30, 2013, up from $9.30 at June 30, 2012 and $ 9.85 at December 31, 2012.  At June 30, 2013, the Company’s tangible common equity to tangible assets ratio was 9.36%, up from 8.78% at June 30, 2012, but down from 11.26% at December 31, 2012.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012

Total stockholders' equity	$168,811	$134,517	$96,069
Less: Intangible assets	(25,369)	(2,626)	(2,781)
Tangible common equity	$143,442	$131,891	$93,288

Total assets	$1,558,458	$1,173,792	$1,065,035
Less: Intangible assets	(25,369)	(2,626)	(2,781)
Tangible assets	$1,533,089	$1,171,166	$1,062,254

Tangible common equity ratio	9.36%	11.26%	8.78%

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

Our primary sources of funds generated during the first six months of 2013 were from:

●	Net change of $146.7 million of undisbursed loan funds;
●	Cash of $138.8 million acquired from the FAB and SDTB acquisitions;
●	Proceeds of $102.8 million from the sale of securities available for sale;
●	Proceeds of $86.7 million from the sale and principal payments on loans held for investment;
●	Principal payments of $16.6 million from securities available for sale; and
●	Net proceeds from the issuance of stock related to the underwriter’s over-allotment option of $4.7 million.

We used these funds to:

●	Purchase and originate loans held for investment of $236.9 million;
●	Absorb deposit outflows of $131.3 million; and
●	Repay FHLB advances and other borrowings of $84.3 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At June 30, 2013, cash and cash equivalents totaled $104.0 million and the market value of our investment securities available for sale totaled $313.0 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2013, the maximum amount we could borrow through the FHLB was $631.4 million, of which $217.8 million was available for borrowing based on collateral pledged of $354.2 million in real estate loans.  At June 30, 2013, we had unsecured lines of credit aggregating $62.3 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At June 30, 2013, no funds were drawn against these unsecured lines of credit.  For the quarter ended June 30, 2013, our average liquidity ratio was 20.56%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2013 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At June 30, 2013, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors has authorized stock repurchase plans, which allow the Corporation to proactively manage its capital position and return excess capital to it stockholders.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  No shares were repurchased under our stock repurchase plans during the three or six months ended June 30, 2013.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2013
	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$-	$-	$-	$-	$-
Other borrowings	19,582	-	10,000	18,500	48,082
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	291,281	40,635	1,996	3,263	337,175
Operating leases	2,233	5,414	4,880	7,563	20,090
Total contractual cash obligations	$313,096	$46,049	$16,876	$39,636	$415,657

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of June 30, 2013, we had commitments to extend credit on existing lines and letters of credit of $236.4 million, compared to $126.5 million at June 30, 2012 and $131.5 million at December 31, 2012.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2013
	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$101	$333	$1,437	$3,242	$5,113
Commercial and industrial	35,736	6,335	1,307	989	44,367
Warehouse facilities	-	-	-	181,963	181,963
Standby letters of credit	2,829	744	-	-	3,573
All other	973	50	-	386	1,409
Total commitments	$39,639	$7,462	$2,744	$186,580	$236,425

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At June 30, 2013, the Corporation and the Bank exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

On December 11, 2012, we completed an underwritten public offering of 3.3 million shares of common stock for net proceeds, after deducting underwriting discounts and commissions, of $31.2 million.  On January 9, 2013, the Corporation issued 495,000 new shares of its common stock at a public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to the underwriters as part of the offering.  The net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions, was $4.7 million.  During March of 2013, the Corporation injected $8.7 million of the proceeds from the offering into the Bank, which enhanced the Bank’s regulatory capital ratios.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$151,488	10.97%	$55,251	4.00%	$69,063	5.00%
Consolidated	153,890	11.15%	55,201	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	151,488	13.34%	45,419	4.00%	68,129	6.00%
Consolidated	153,890	13.54%	45,456	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	159,721	14.07%	90,839	8.00%	113,549	10.00%
Consolidated	162,124	14.27%	90,911	8.00%	N/A	N/A

At December 31, 2012

Tier 1 Capital (to adjusted tangible assets)
Bank	$129,055	12.07%	$42,773	4.00%	$53,466	5.00%
Consolidated	135,883	12.71%	42,771	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	129,055	12.99%	39,750	4.00%	59,625	6.00%
Consolidated	135,883	13.61%	39,924	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	137,049	13.79%	79,500	8.00%	99,375	10.00%
Consolidated	144,004	14.43%	79,848	8.00%	N/A	N/A

At June 30, 2012

Tier 1 Capital (to adjusted tangible assets)
Bank	$96,086	9.48%	$40,526	4.00%	$50,657	5.00%
Consolidated	97,168	9.60%	40,493	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	96,086	11.28%	34,060	4.00%	51,090	6.00%
Consolidated	97,168	11.35%	34,245	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	103,745	12.18%	68,120	8.00%	85,150	10.00%
Consolidated	104,931	12.26%	68,490	8.00%	N/A	N/A

On July 2, 2013, the Federal Reserve issued a final rule implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Act.  Under the final rule, minimum capital requirements will increase for both quantity and quality of capital held by banking organizations. The final rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets. The minimum total risk-based capital requirement remains unchanged at 8.0% of total risk-weighted assets. In addition to these minimum capital requirements, the final rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers.

The final rule also establishes a standardized approach for determining risk-weighted assets. Under the final rule, risk weights for residential mortgage loans that apply under current capital rules will continue to apply and banking organizations with less than $15 billion in total assets may continue to include existing trust preferred securities as capital. The final rule allows banking organizations that are not subject to the advanced approaches rule, like us, to make a one-time election not to include most elements of accumulated other comprehensive income in regulatory capital and instead use the existing treatment under current capital rules.

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule are effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019. The Company is evaluating the impact of the final Basel III capital rules, and based on management’s initial review, we expect to exceed all capital requirements under the new rules. We will continue to evaluate and monitor our capital ratios under the new rules prior to the initial implementation date of January 1, 2015.

The final rule also enhances the risk-sensitivity of the advanced approaches risk-based capital rule, including among others, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Federal Reserve’s market risk rule into the integrated capital framework. These provisions of the final rule generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and do not directly impact us.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business, except for the class action case captioned “James Baker v. Century Financial, et al” which was discussed in “Item 3.  Legal Proceedings” ” in our 2012 Annual Report, and the class action case captioned “Mike Hall v. San Diego Trust Bank, et al”.

In June 2013, a complaint was filed against SDTB, its former executive officers and directors, the Bank and the Corporation. The lawsuit alleges SDTB’s former executive officers and directors breached their fiduciary duties by entering into the definitive acquisition agreement with the Corporation and the Bank that resulted in payouts to SDTB’s former executive officers and directors at the expense of SDTB’s shareholders.  The complaint alleges that SDTB issued a materially false and misleading proxy statement in connection with SDTB’s solicitation of its shareholders to approve the merger with the Bank.  The complaint further accuses the Corporation and the Bank of aiding and abetting the alleged breaches of fiduciary duties by SDTB’s executive officers and directors. The lead plaintiff failed to make any application to enjoin the merger in advance, and has not made any application since the merger was concluded on June 25, 2013 to attempt to rescind it. The complaint does not seek any monetary damages other than the costs and disbursements.  The Company believes the complaint to be without merit and has filed a demurrer to have the case dismissed.

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

PACIFIC PREMIER BANCORP, INC.,

August 9, 2013	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

August 9, 2013	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.