Form 10-Q
period 2013-09-30
PACIFIC PREMIER BANCORP INC
filed 2013-11-12
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant's common stock as of November 12, 2013 was 16,647,991.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition:  At September 30, 2013 (unaudited), December 31, 2012 (audited) and September 30, 2012 (unaudited)

Consolidated Statements of Operations:  For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Consolidated Statements of Comprehensive Income:  For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Consolidated Statements of Stockholders’ Equity:  For the three and nine months ended September 30, 2013 and 2012 (unaudited)

Consolidated Statements of Cash Flows:  For the nine months ended September 30, 2013 and 2012 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	September 30, 2013	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$61,393	$59,325	$58,216
Federal funds sold	26	27	27
Cash and cash equivalents	61,419	59,352	58,243
Investment securities available for sale	282,846	84,066	114,250
FHLB/Federal Reserve Bank/TIB stock, at cost	10,827	11,247	12,191
Loans held for sale, net	3,176	3,681	4,728
Loans held for investment	1,138,969	982,207	859,373
Allowance for loan losses	(7,994)	(7,994)	(7,658)
Loans held for investment, net	1,130,975	974,213	851,715
Accrued interest receivable	5,629	4,126	3,933
Other real estate owned	1,186	2,258	5,521
Premises and equipment	9,829	8,575	10,067
Deferred income taxes	9,029	6,887	5,515
Bank owned life insurance	23,862	13,485	13,362
Intangible assets	6,881	2,626	2,703
Goodwill	17,428	-	-
Other assets	5,933	3,276	7,108
TOTAL ASSETS	$1,569,020	$1,173,792	$1,089,336
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$363,606	$213,636	$211,410
Interest bearing	920,528	691,132	684,460
Total deposits	1,284,134	904,768	895,870
FHLB advances and other borrowings	86,474	115,500	75,500
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	16,948	8,697	7,770
TOTAL LIABILITIES	1,397,866	1,039,275	989,450
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,641,991 shares at September 30, 2013, 13,661,648 shares at December 31, 2012 and 10,343,434 shares at September 30, 2012 issued and outstanding	166	137	103
Additional paid-in capital	143,014	107,453	76,414
Retained earnings	30,611	25,822	22,011
Accumulated other comprehensive income (loss), net of tax (benefit) of ($1,843) at September 30, 2013, $772 at December 31, 2012 and $949 at September 30, 2012	(2,637)	1,105	1,358
TOTAL STOCKHOLDERS’ EQUITY	171,154	134,517	99,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,569,020	$1,173,792	$1,089,336

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INTEREST INCOME
Loans	$14,420	$12,847	$41,504	$36,182
Investment securities and other interest-earning assets	1,954	779	4,041	2,606
Total interest income	16,374	13,626	45,545	38,788
INTEREST EXPENSE
Deposits	1,045	1,444	3,097	4,647
FHLB advances and other borrowings	244	247	722	717
Subordinated debentures	77	81	230	247
Total interest expense	1,366	1,772	4,049	5,611
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	15,008	11,854	41,496	33,177
PROVISION FOR LOAN LOSSES	646	145	1,264	145
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,362	11,709	40,232	33,032
NONINTEREST INCOME
Loan servicing fees	237	224	881	615
Deposit fees	485	486	1,382	1,459
Net gain (loss) from sales of loans	982	(41)	1,927	(31)
Net gain from sales of investment securities	305	857	1,373	1,031
Other-than-temporary impairment recovery (loss) on investment securities, net	16	(36)	(19)	(118)
Gain on FDIC transaction	-	-	-	5,340
Other income	296	420	932	1,082
Total noninterest income	2,321	1,910	6,476	9,378
NONINTEREST EXPENSE
Compensation and benefits	5,948	4,367	16,732	11,834
Premises and occupancy	1,600	1,063	4,222	2,922
Data processing and communications	824	582	2,214	1,766
Other real estate owned operations, net	(1)	244	610	981
FDIC insurance premiums	201	165	537	466
Legal, audit and professional expense	679	473	1,523	1,511
Marketing expense	307	225	777	704
Office and postage expense	375	232	960	612
Loan expense	282	219	714	632
Deposit expense	497	38	1,172	136
Merger related expense	-	-	6,723	-
Other expense	1,059	423	2,622	1,313
Total noninterest expense	11,771	8,031	38,806	22,877
NET INCOME BEFORE INCOME TAX	4,912	5,588	7,902	19,533
INCOME TAX	1,846	2,126	3,113	7,568
NET INCOME	$3,066	$3,462	$4,789	$11,965

EARNINGS PER SHARE
Basic	$0.19	$0.34	$0.31	$1.16
Diluted	$0.18	$0.32	$0.29	$1.12

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	16,640,471	10,330,814	15,512,508	10,332,223
Diluted	17,482,230	10,832,934	16,314,701	10,709,822

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$3,066	$3,462	$4,789	$11,965
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains on securities arising during the period	(1,966)	(519)	(7,730)	737
Reclassification adjustment for net gain on sale of securities included in net income (1)	305	857	1,373	1,031
Income tax (benefit)	(683)	139	(2,615)	728
Net unrealized gain (loss) on securities, net of tax	(978)	199	(3,742)	1,040
Comprehensive income	$2,088	$3,661	$1,047	$13,005

(1) Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2013 and 2012 was $126 and $353, respectively, and the nine months ended September 30, 2013 and 2012 was $564 and $424, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net income				4,789		4,789
Other comprehensive loss					(3,742)	(3,742)
Share-based compensation expense			680			680
Common stock repurchased and retired	(10,960)	-	(41)			(41)
Common stock issued	2,972,472	29	34,895			34,924
Stock options exercised	18,831	-	27			27
Balance at September 30, 2013	16,641,991	$166	$143,014	$30,611	$(2,637)	$171,154

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Net income				11,965		11,965
Other comprehensive income					1,040	1,040
Share-based compensation expense			96			96
Common stock repurchased and retired	(13,022)	-	(102)			(102)
Stock options exercised	18,830	-	110			110
Balance at September 30, 2012	10,343,434	$103	$76,414	$22,011	$1,358	$99,886

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,789	$11,965
Adjustments to net income:
Depreciation and amortization expense	1,423	985
Provision for loan losses	1,264	145
Share-based compensation expense	680	96
Loss on sale and disposal of premises and equipment	2	-
Loss (gain) on sale of other real estate owned	226	341
Write down of other real estate owned	354	390
Amortization of premium/discounts on securities held for sale, net	2,319	627
Amortization of loan mark-to-market discount from FDIC transaction	(2,032)	(1,570)
Gain on sale of loans held for sale	-	(80)
Gain on sale of investment securities available for sale	(1,373)	(1,031)
Other-than-temporary impairment loss on investment securities, net	19	118
Gain on sale of loans held for investment	(1,927)	111
Purchase and origination of loans held for sale	-	(11,005)
Recoveries on loans	344	198
Principal payments from loans held for sale	505	6,225
Gain on FDIC transaction	-	(5,340)
Deferred income tax provision	(2,142)	2,755
Change in accrued expenses and other liabilities, net	5,562	1,106
Income from bank owned life insurance, net	(470)	(385)
Change in accrued interest receivable and other assets, net	1,196	(5,577)
Net cash provided by operating activities	10,739	74
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	131,619	142,907
Net change in undisbursed loan funds	246,814	71,304
Purchase and origination of loans held for investment	(463,706)	(267,805)
Proceeds from sale of other real estate owned	1,488	9,663
Principal payments on securities available for sale	27,528	13,033
Purchase of securities available for sale	(98,799)	(96,438)
Proceeds from sale or maturity of securities available for sale	212,314	86,919
Purchases of premises and equipment	(3,010)	(1,233)
Purchase of Federal Reserve Bank stock	(1,276)	63
Redemption of FHLB stock	2,349	1,611
Cash acquired in Palm Desert National acquisition	-	39,491
Cash acquired in acquisitions, net	138,751	-
Net cash provided by investing activities	194,072	(485)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(161,359)	(48,589)
Repayment of FHLB advances and other borrowings	(45,931)	-
Proceeds from FHLB advances	-	47,000
Proceeds from issuance of common stock, net of issuance cost	4,560	-
Proceeds from exercise of stock options	27	110
Repurchase of common stock	(41)	(102)
Net cash (used in) provided by financing activities	(202,744)	(1,581)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,067	(1,992)
CASH AND CASH EQUIVALENTS, beginning of period	59,352	60,235
CASH AND CASH EQUIVALENTS, end of period	$61,419	$58,243

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$4,012	$5,549
Income taxes paid	6,825	6,075
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	347,196	101
Federal Reserve Bank/FHLB/TIB Stock	1,765	1,390
FDIC receivable	-	167
Loans	68,815	63,773
Core deposit intangible	4,766	840
Other real estate owned	752	11,533
Goodwill	18,234	-
Fixed assets	1,446	-
Other assets	12,468	3,656
Deposits	(540,725)	(115,582)
Other borrowings	(16,905)	-
Other liabilities	(7,199)	(29)
Additional paid-in capital	(29,364)	-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$244	$3,151
Investment securities available for sale purchased and not settled	$-	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)
Note 1 - Basis of Presentation

    The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2013, December 31, 2012, and September 30, 2012, the results of its operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and the changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2013 and 2012.  Operating results or comprehensive income for the three and nine months ended September 30, 2013 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2013.

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

    In October 2012, the FASB issued ASU 2012-06, "Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution."  The amendments in this update clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The update provides that changes in cash flows expected to be collected on the indemnification asset arising subsequent to initial recognition as a result of changes in cash flows expected to be collected on the related indemnified assets should be accounted for on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The Company is required to adopt this update prospectively for the quarter ending September 30, 2013. The requirements of the update are consistent with the Company's existing accounting policy; therefore, adoption has no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Note 3 – Significant Accounting Policies

Certain Acquired Loans:  As part of business acquisitions, the Bank acquires certain loans that have shown evidence of credit deterioration since origination. These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller’s allowance for loan losses. Such acquired loans are accounted for individually. The Bank estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Goodwill and Core Deposit Intangible: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Core deposit intangible assets arising from whole bank acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 8 to 10 years.

Note 4 –  Acquisitions

San Diego Trust Bank Acquisition

    On June 25, 2013, the Company completed its acquisition of San Diego Trust Bank (“SDTB”) in exchange for consideration valued at $30.6 million which consisted of $16.2 million of cash and 1,198,255 shares of the Corporation’s common stock.

    SDTB was a San Diego, California based state-chartered bank.  The acquisition was an opportunity for the Company to acquire a banking network that complemented our existing banking franchise and expanded into a new market area.  Additionally, the SDTB acquisition improved the Company’s deposit base by lowering our cost of deposits and providing an opportunity to accelerate future core deposit growth in the San Diego, California, market area.

    Goodwill in the amount of $6.4 million was recognized in this acquisition.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

    The following table represents the assets acquired and liabilities assumed of SDTB as of June 25, 2013 and the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	SDTB Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$30,252	$-	$30,252
Investment securities	124,960	(155)	124,805
Loans, gross	42,945	(552)	42,393
Allowance for loan losses	(1,013)	1,013	-
Other real estate owned	752	-	752
Core deposit intangible	-	2,836	2,836
Other assets	9,856	-	9,856
Total assets acquired	$207,752	$3,142	$210,894

LIABILITIES ASSUMED
Deposits	$183,901	$6	$183,907
Deferred tax liability (asset)	(333)	1,255	922
Other liabilities	1,823	-	1,823
Total liabilities assumed	185,391	1,261	186,652
Excess of assets acquired over liabilities assumed	$22,361	$1,881	24,242
Consideration paid			30,622
Goodwill recognized			$6,380

The Company accounted for these transactions under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.  The Company determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations. The fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties.

The estimated fair values are subject to refinement as additional information relative to the closing date fair values become available through the measurement period, which can extend for up to one year after the closing date of the transaction.  While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date.  During the measurement period, any such changes will be recorded as part of the closing date fair value.

First Association Bank Acquisition

     On March 15, 2013, the Company completed its acquisition of First Association Bank (“FAB”) in exchange for consideration valued as of the closing at $57.9 million which consisted of $43.0 million of cash and 1,279,217 shares of the Corporation’s common stock.

    FAB was a Dallas, Texas, based bank which specialized in providing commercial banking services to home owner association (“HOA”) management companies throughout the United States.  The FAB acquisition was an opportunity for the Company to acquire a highly efficient, consistently profitable and niche-focused business that complimented our banking franchise.  Additionally, this acquisition improved the Company’s deposit base by lowering our cost of deposits and providing a platform to accelerate future core deposit growth from HOAs.

    Goodwill in the amount of $11.9 million was recognized in this acquisition.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

    The following table represents the assets acquired and liabilities assumed of FAB as of March 15, 2013, the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	FAB Book Value	Fair Value Adjustments	Fair Value
ASSETS ACQUIRED	(dollars in thousands)
Cash and cash equivalents	$167,663	$-	$167,663
Investment securities	219,913	2,478	222,391
Loans, gross	26,264	158	26,422
Allowance for loan losses	(224)	224	-
Core deposit intangible	-	1,930	1,930
Other assets	5,823	-	5,823
Total assets acquired	$419,439	$4,790	$424,229

LIABILITIES ASSUMED
Deposits	$356,737	$81	$356,818
Borrowings	16,905	-	16,905
Deferred tax liability	-	3,918	3,918
Other Liabilities	536	-	536
Total liabilities assumed	374,178	3,999	378,177
Excess of assets acquired over liabilities assumed	$45,261	$791	46,052
Consideration paid			57,906
Goodwill recognized			$11,854

There were no purchased credit impaired loans acquired from FAB or SDTB.  For loans acquired from FAB and SDTB, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

Acquired Loans
(dollars in thousands)
Contractual amounts due	$79,358
Cash flows not expected to be collected	-
Expected cash flows	79,358
Interest component of expected cash flows	10,543
Fair value of acquired loans	$68,815

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by FAB or SDTB.

The operating results of the Company for the nine months ending September 30, 2013 include the operating results of FAB and SDTB since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the merger with FAB and SDTB were effective as of January 1, 2013 and 2012.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Nine months Ended September 30,
	2013	2012

Net interest and other income	$52,738	$55,791
Net income	5,648	14,902
Basic earnings per share	$0.36	$1.16
Diluted earnings per share	$0.35	$1.13

Palm Desert National Bank Acquisition

Effective April 27, 2012, the Bank acquired certain assets and assumed certain liabilities of Palm Desert National Bank (“Palm Desert National”) from the Federal Deposit Insurance Corporation (“FDIC”) as receiver for Palm Desert National (the “Palm Desert National Acquisition”), pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 27, 2012.  The Palm Desert National Acquisition included one branch of Palm Desert National that became a branch of the Bank upon consummation of the Palm Desert National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection the Palm Desert National Acquisition.  As a result of the Palm Desert National Acquisition, the Bank acquired and recorded at the acquisition date certain assets with a fair value of approximately $120.9 million, including $63.8 million of loans, $39.5 million of cash and cash equivalents, $11.5 million of other real estate owned (“OREO”), $1.5 million in investment securities, including Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank stock, $840,000 of a core deposit intangible and $3.8 million of other types of assets. Liabilities with a fair value of approximately $118.0 million, including $50.1 million in deposit transaction accounts, $30.8 million in retail certificates of deposit, $34.1 million in whole sale certificates of deposits, which were purposefully run off during the second quarter of 2012, $2.4 million in deferred tax liability and $578,000 of other liabilities. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

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

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$9	$-	$82
Municipal bonds	95,971	709	(1,795)	94,885
Mortgage-backed securities	191,282	182	(3,585)	187,879
Total securities available for sale	$287,326	$900	$(5,380)	$282,846

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	$82,189	$2,360	$(483)	$84,066

	September 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Municipal bonds	55,445	1,667	(15)	57,097
Mortgage-backed securities	56,351	1,121	(479)	56,993
Total securities available for sale	$111,943	$2,801	$(494)	$114,250

At September 30, 2013, the Company had a $7.5 million investment in FHLB stock carried at cost.  During the nine months of 2013, the FHLB has repurchased $3.0 million of the Company’s excess FHLB stock through its stock repurchase program.

At September 30, 2013, mortgage-backed securities (“MBS”) with an estimated par value of $34.9 million and a fair value of $36.0 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	131	$60,183	$(1,795)	-	$-	$-	131	$60,183	$(1,795)
Mortgage-backed securities	39	136,513	(2,725)	1	13,117	(860)	40	149,630	(3,585)
Total	170	$196,696	$(4,520)	1	$13,117	$(860)	171	$209,813	$(5,380)

	December 31, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	1	$292	$(1)	-	$-	$-	1	$292	$(1)
Mortgage-backed securities	2	15,128	(152)	31	1,012	(330)	33	16,140	(482)
Total	3	$15,420	$(153)	31	$1,012	$(330)	34	$16,432	$(483)

	September 30, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	9	$2,775	$(15)	-	$-	$-	9	$2,775	$(15)
Mortgage-backed securities	4	9,025	(33)	34	1,004	(446)	38	10,029	(479)
Total	13	$11,800	$(48)	34	$1,004	$(446)	47	$12,804	$(494)

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2013, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$-	$73	$82	$-	$-	$-	$-	$73	$82
Municipal bonds	-	-	9,995	9,905	42,734	42,392	43,242	42,588	95,971	94,885
Mortgage-backed securities	-	-	-	-	14,153	14,038	177,129	173,841	191,282	187,879
Total investment securities available for sale	-	-	10,068	9,987	56,887	56,430	220,371	216,429	287,326	282,846

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At September 30, 2013, the Company had accumulated other comprehensive loss of $4.5 million, or $2.6 million net of tax, compared to accumulated other comprehensive income of $1.9 million, or $1.1 million net of tax, at December 31, 2012.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Business loans:
Commercial and industrial	$173,720	$115,354	$88,105
Commercial owner occupied (1)	222,162	150,934	148,139
SBA	6,455	6,882	4,736
Warehouse facilities	49,104	195,761	112,053
Real estate loans:
Commercial non-owner occupied	304,979	253,409	262,046
Multi-family	218,929	156,424	173,484
One-to-four family (2)	152,667	97,463	62,771
Construction	2,835	-	308
Land	7,371	8,774	11,005
Other loans	3,793	1,193	2,191
Total gross loans (3)	1,142,015	986,194	864,838
Less loans held for sale, net	3,176	3,681	4,728
Total gross loans held for investment	1,138,839	982,513	860,110
Less:
Deferred loan origination costs (fees) and premiums (discounts), net	130	(306)	(737)
Allowance for loan losses	(7,994)	(7,994)	(7,658)
Loans held for investment, net	$1,130,975	$974,213	$851,715

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2013 are net of the unaccreted mark-to-market discounts on Canyon National loans of $2.3 million, on Palm Desert National loans of $3.7 million, and on SDTB loans of $230,000 and of the mark-to-market premium on FAB loans of $103,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $45.8 million for secured loans and $27.5 million for unsecured loans at September 30, 2013.  At September 30, 2013, the Bank’s largest aggregate outstanding balance of loans to one borrower was $34.9 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:
	September 30, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$79	$174	$253
Commercial owner occupied	942	-	942
Real estate loans:
Commercial non-owner occupied	1,009	-	1,009
One-to-four family	-	21	21
Total purchase credit impaired	$2,030	$195	$2,225

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At September 30, 2013, the Company had $2.2 million of purchased credit impaired loans, of which $10,000 were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the nine months ended September 30, 2013:
	Nine Months Ended
	September 30, 2013
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$2,029	$247	$2,276
Accretable yield at acquisition	-	-	-
Accretion	(348)	(49)	(397)
Disposals and other	(31)	(514)	(545)
Change in accretable yield	157	448	605
Balance at the end of period	$1,807	$132	$1,939

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:
			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2013
Business loans:
Commercial and industrial	$186	$68	$-	$68	$-	$326	$71
Commercial owner occupied	-	-	-	-	-	153	18
SBA	246	14	-	14	-	60	16
Real estate loans:
Commercial non-owner occupied	527	437	-	437	-	983	157
Multi-family	-	-	-	-	-	144	2
One-to-four family	701	642	282	360	104	772	154
Totals	$1,660	$1,161	$282	$879	$104	$2,438	$418

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2012
Business loans:
Commercial and industrial	$707	$593	$287	$306	$270	$203	$29
Commercial owner occupied	-	-	-	-	-	444	-
SBA	810	259	-	259	-	468	21
Real estate loans:
Commercial non-owner occupied	746	670	-	670	-	1,031	59
Multi-family	315	266	-	266	-	1,123	22
One-to-four family	960	948	541	407	395	720	59
Totals	$3,538	$2,736	$828	$1,908	$665	$3,989	$190

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2012
Business loans:
Commercial and industrial	$59	$60	$60	$-	$36	$140	$3
Commercial owner occupied	-	-	-	-	-	592	-
SBA	1,368	309	-	309	-	518	37
Real estate loans:
Commercial non-owner occupied	507	460	-	460	-	1,257	15
Multi-family	1,437	1,394	-	1,394	-	1,408	67
One-to-four family	657	643	299	344	153	656	31
Totals	$4,028	$2,866	$359	$2,507	$189	$4,571	$153

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)

Nonaccruing loans	$972	$1,988	$1,439
Accruing loans	189	748	1,427
Total impaired loans	$1,161	$2,736	$2,866

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $972,000 at September 30, 2013, $2.0 million at December 31, 2012, and $1.4 million at September 30, 2012.  The Company had no loans 90 days or more past due and still accruing at September 30, 2013, December 31, 2012 or September 30, 2012.

The Company had an immaterial amount of TDRs related to two U.S. Small Business Administration (“SBA”) loans which were all completed prior to 2011.

Concentration of Credit Risk

As of September 30, 2013, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in Southern California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:
	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$170,840	$68	$2,812	$173,720
Commercial owner occupied	207,519	2,632	12,011	222,162
SBA	6,455	-	-	6,455
Warehouse facilities	49,104	-	-	49,104
Real estate loans:
Commercial non-owner occupied	299,940	355	4,684	304,979
Multi-family	217,897	513	519	218,929
One-to-four family	151,564	-	1,103	152,667
Construction	2,835	-	-	2,835
Land	7,371	-	-	7,371
Other loans	3,787	-	6	3,793
Totals	$1,117,312	$3,568	$21,135	$1,142,015

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$111,895	$92	$3,367	$115,354
Commercial owner occupied	136,330	2,674	11,930	150,934
SBA	6,819	-	63	6,882
Warehouse facilities	195,761	-	-	195,761
Real estate loans:
Commercial non-owner occupied	240,585	687	12,137	253,409
Multi-family	143,003	11,583	1,838	156,424
One-to-four family	96,061	-	1,402	97,463
Land	8,762	-	12	8,774
Other loans	1,177	-	16	1,193
Totals	$940,393	$15,036	$30,765	$986,194

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2012	(in thousands)
Business loans:
Commercial and industrial	$86,000	$847	$1,258	$88,105
Commercial owner occupied	137,289	3,334	7,516	148,139
SBA	4,455	-	281	4,736
Warehouse facilities	112,053	-	-	112,053
Real estate loans:
Commercial non-owner occupied	252,216	663	9,167	262,046
Multi-family	170,365	-	3,119	173,484
One-to-four family	61,378	-	1,393	62,771
Construction	308	-	-	308
Land	9,009	-	1,996	11,005
Other loans	2,174	-	17	2,191
Totals	$835,247	$4,844	$24,747	$864,838

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$173,478	$163	$79	$-	$173,720	$78
Commercial owner occupied	222,162	-	-	-	222,162	-
SBA	6,312	-	129	14	6,455	142
Warehouse facilities	49,104	-	-	-	49,104	-
Real estate loans:
Commercial non-owner occupied	304,420	559	-	-	304,979	437
Multi-family	218,929	-	-	-	218,929	-
One-to-four family	152,570	-	-	97	152,667	496
Construction	2,835	-	-	-	2,835	-
Land	7,371	-	-	-	7,371	-
Other loans	3,785	2	6	-	3,793	-
Totals	$1,140,966	$724	$214	$111	$1,142,015	$1,153

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$115,078	$-	$58	$218	$115,354	$347
Commercial owner occupied	150,689	-	245	-	150,934	14
SBA	6,697	-	-	185	6,882	260
Warehouse facilities	195,761	-	-	-	195,761	-
Real estate loans:
Commercial non-owner occupied	253,409	-	-	-	253,409	670
Multi-family	156,424	-	-	-	156,424	266
One-to-four family	97,283	101	-	79	97,463	522
Land	8,774	-	-	-	8,774	127
Other loans	1,188	5	-	-	1,193	-
Totals	$985,303	$106	$303	$482	$986,194	$2,206

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2012	(in thousands)
Business loans:
Commercial and industrial	$87,984	$-	$121	$-	$88,105	$-
Commercial owner occupied	147,812	327	-	-	148,139	218
SBA	4,551	-	-	185	4,736	266
Warehouse facilities	112,053	-	-	-	112,053	-
Real estate loans:
Commercial non-owner occupied	256,489	1,708	-	3,849	262,046	4,528
Multi-family	173,484	-	-	-	173,484	273
One-to-four family	62,307	301	43	120	62,771	578
Construction	308	-	-	-	308	-
Land	10,776	229	-	-	11,005	417
Other loans	2,191	-	-	-	2,191	-
Totals	$857,955	$2,565	$164	$4,154	$864,838	$6,280

Note 7 – Allowance for Loan Losses

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and For the nine months ended for the periods indicated:
	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(291)	(163)	(16)	-	(757)	(101)	(273)	-	-	(7)	(1,608)
Recoveries	107	-	51	-	-	-	45	-	-	141	344
Provisions for (reduction in) loan losses	1,675	170	(64)	(1,319)	701	(538)	540	121	116	(138)	1,264
Balance, September 30, 2013	$2,801	$1,519	$50	$225	$1,403	$506	$1,174	$121	$147	$48	$7,994
Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$104	$-	$-	$-	$104
General portfolio allocation	2,801	1,519	50	225	1,403	506	1,070	121	147	48	7,890
Loans individually evaluated for impairment	68	-	14	-	437	-	642	-	-	-	1,161
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	16.20%	0.00%	0.00%	0.00%	8.96%
Loans collectively evaluated for impairment	$173,652	$222,162	$6,441	$49,104	$304,542	$218,929	$152,025	$2,835	$7,371	$3,793	$1,140,854
General reserves to total loans collectively evaluated for impairment	1.61%	0.68%	0.78%	0.46%	0.46%	0.23%	0.70%	4.27%	1.99%	1.27%	0.69%
Total gross loans	$173,720	$222,162	$6,455	$49,104	$304,979	$218,929	$152,667	$2,835	$7,371	$3,793	$1,142,015
Total allowance to gross loans	1.61%	0.68%	0.77%	0.46%	0.46%	0.23%	0.77%	4.27%	1.99%	1.27%	0.70%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$1,361	$1,119	$80	$1,347	$1,287	$2,281	$931	$-	$39	$77	$8,522
Charge-offs	(270)	(405)	(132)	-	(88)	-	(305)	-	(5)	(2)	(1,207)
Recoveries	2	-	162	-	2	-	7	-	-	25	198
Provisions for (reduction in) loan losses	(269)	437	(44)	(301)	835	(184)	(215)	-	(34)	(80)	145
Balance, September 30, 2012	$824	$1,151	$66	$1,046	$2,036	$2,097	$418	$-	$-	$20	$7,658
Amount of allowance attributed to:
Specifically evaluated impaired loans	$36	$-	$-	$-	$-	$-	$153	$-	$-	$-	$189
General portfolio allocation	788	1,151	66	1,046	2,036	2,097	265	-	-	20	7,469
Loans individually evaluated for impairment	60	-	309	-	460	1,394	643	-	-	-	2,866
Specific reserves to total loans individually evaluated for impairment	60.00%	0.00%	0.00%	0.00%	0.00%	0.00%	23.79%	0.00%	0.00%	0.00%	6.59%
Loans collectively evaluated for impairment	$88,045	$148,139	$4,427	$112,053	$261,586	$172,090	$62,128	$308	$11,005	$2,191	$861,972
General reserves to total loans collectively evaluated for impairment	0.89%	0.78%	1.49%	0.93%	0.78%	1.22%	0.43%	0.00%	0.00%	0.91%	0.87%
Total gross loans	$88,105	$148,139	$4,736	$112,053	$262,046	$173,484	$62,771	$308	$11,005	$2,191	$864,838
Total allowance to gross loans	0.94%	0.78%	1.39%	0.93%	0.78%	1.21%	0.67%	0.00%	0.00%	0.91%	0.89%

Note 8 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.02% per annum as of September 30, 2013.

The Corporation is not allowed to consolidate PPBI Trust I into the Company’s consolidated financial statements.  The resulting effect on the Company’s consolidated financial statements is to report only the Subordinated Debentures as a component of the Company’s liabilities.

Note 9 – Earnings Per Share

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Stock options excluded	13,744	233,630	53,310	358,151

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:
	Three Months Ended September 30,
	2013			2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$3,066			$3,462
Basic income available to common stockholders	3,066	16,640,471	$0.19	3,462	10,330,814	$0.34
Effect of warrants and dilutive stock options	-	841,759		-	502,120
Diluted income available to common stockholders plus assumed conversions	$3,066	17,482,230	$0.18	$3,462	10,832,934	$0.32

	Nine Months Ended September 30,
	2013			2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$4,789			$11,965
Basic income available to common stockholders	4,789	15,512,508	$0.31	11,965	10,332,223	$1.16
Effect of warrants and dilutive stock options	-	802,193		-	377,599
Diluted income available to common stockholders plus assumed conversions	$4,789	16,314,701	$0.29	$11,965	10,709,822	$1.12

Note 10 – Fair Value of Financial Instruments

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2013, December 31, 2012 and September 30, 2012:

Cash and due from banks – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
Securities Available for Sale – Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds.  Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company is classifying the securities that reflected an other-than-temporary impairments (“OTTI”) charge based on the discounted cash flow of the security or a determination of fair value that requires significant management judgment or consideration.

FHLB, Federal Reserve Bank Stock and The Independent BankersBank (“TIB”) Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock and are classified as Level 1.

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

Deposit Accounts— The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) resulting in a Level 1 classification.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits in a Level 2 classification.  The carrying amount of accrued interest payable approximates its fair value as a Level 1 classification.

FHLB Advances and Other Borrowings— For these instruments, the fair value of short term borrowings is estimated to be the carrying amount and is classified as Level 1.  The fair value of long term borrowings and debentures is determined using rates currently available for similar borrowings or debentures with similar credit risk and for the remaining maturities and are classified as Level 2.  The carrying amount of accrued interest payable approximates its fair value as a Level 1 classification.

Subordinated Debentures – The fair value of subordinated debentures is estimated by discounting the balance by the current three-month LIBOR rate plus the current market spread.  The fair value is determined based on the maturity date as the Company does not currently have intentions to call the debenture and is classified as Level 2.

Off-Balance Sheet Commitments and Standby Letters of Credit – The majority of the Bank’s commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower.  The notional amount disclosed for off-balance sheet commitments and standby letters of credit is the amount available to be drawn down on all lines and letters of credit.  The cost to assume is calculated at 10% of the notional amount and is classified as Level 2.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.
	At September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$61,419	$61,419	$-	$-	$61,419
Securities available for sale	282,846	187,961	94,885	-	282,846
Federal Reserve Bank, TIB and FHLB stock, at cost	10,827	10,827	-	-	10,827
Loans held for sale, net	3,176	-	3,176	-	3,176
Loans held for investment, net	1,130,975	-	-	1,225,352	1,225,352
Accrued interest receivable	5,629	5,629	-	-	5,629

Liabilities:
Deposit accounts	1,284,134	998,217	284,403	-	1,282,620
FHLB advances	35,000	35,000	-	-	35,000
Other borrowings	51,474	-	53,435	-	53,435
Subordinated debentures	10,310	-	4,766	-	4,766
Accrued interest payable	195	195	-	-	195

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$333,592	$-	$33,359	$-	$33,359

	At December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,352	$59,352	$-	$-	$59,352
Securities available for sale	84,066	81,042	2,072	952	84,066
Federal Reserve Bank and FHLB stock, at cost	11,247	11,247	-	-	11,247
Loans held for sale, net	3,681	-	3,681	-	3,681
Loans held for investment, net	974,213	-	-	1,049,589	1,049,589
Accrued interest receivable	4,126	4,126	-	-	4,126

Liabilities:
Deposit accounts	904,768	548,101	363,382	-	911,483
FHLB advances	87,000	87,000	-	-	87,000
Other borrowings	28,500	-	31,267	-	31,267
Subordinated debentures	10,310	-	4,973	-	4,973
Accrued interest payable	142	142	-	-	142

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$131,450	$-	$13,145	$-	$13,145

	At September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$58,243	$58,243	$-	$-	$58,243
Securities available for sale	114,250	54,099	59,190	961	114,250
Federal Reserve Bank and FHLB stock, at cost	12,191	12,191	-	-	12,191
Loans held for sale, net	4,728	-	4,728	-	4,728
Loans held for investment, net	851,715	-	-	931,640	931,640
Accrued interest receivable	3,933	3,933	-	-	3,933

Liabilities:
Deposit accounts	895,870	476,852	422,036	-	898,888
FHLB advances	47,000	47,000	-	-	47,000
Other borrowings	28,500	-	32,360	-	32,360
Subordinated debentures	10,310	-	8,222	-	8,222
Accrued interest payable	213	213	-	-	213

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$152,057	$-	$15,206	$-	$15,206

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At September 30, 2013, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:
	September 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$82	$-	$-	$82
Municipal bonds	-	94,885	-	94,885
Mortgage-backed securities	187,879	-	-	187,879
Total securities available for sale	$187,961	$94,885	$-	$282,846
Stock:
FHLB stock	$7,532	$-	$-	$7,532
Federal Reserve Bank stock	3,295	-	-	3,295
Total stock	10,827	-	-	10,827
Total securities	$198,788	$94,885	$-	$293,673

	September 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$160	$-	$-	$160
Municipal bonds	-	57,097	-	57,097
Mortgage-backed securities	53,939	2,093	961	56,993
Total securities available for sale	$54,099	$59,190	$961	$114,250
Stock:
FHLB stock	$10,172	$-	$-	$10,172
Federal Reserve Bank stock	2,019	-	-	2,019
Total stock	12,191	-	-	12,191
Total securities	$66,290	$59,190	$961	$126,441

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the nine months ended for the periods indicated:

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Balance, beginning of period	$952	$991
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	194	(118)
Included in other comprehensive income	(140)	290
Purchases, issuances, and settlements	(1,077)	(202)
Transfer in and/or out of Level 3	71	-
Balance, end of period	$-	$961

    The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	September 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$1,161	$1,161
Other real estate owned	-	-	1,186	1,186
Total assets	$-	$-	$2,347	$2,347

	September 30, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired loans	$-	$-	$2,866	$2,866
Other real estate owned	-	-	5,521	5,521
Total assets	$-	$-	$8,387	$8,387

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based.  Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning.  We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control.  Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

·	Possible OTTI of securities held by us;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013.

The Corporation is a California-based bank holding company incorporated in the state of Delaware and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state chartered commercial bank.  As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve.  We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.  The Federal Reserve may conduct examinations of bank holding companies, such as the Corporation, and its subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code.  As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Business Oversight-Division of Financial Institutions (“DBO”).

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

As a California state-chartered commercial bank which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  In general terms, insurance coverage is unlimited for non-interest bearing transaction accounts and up to $250,000 per depositor for all other accounts in accordance with the Dodd-Frank Act.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank.  If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators.  Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.  As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in Southern California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending unit we provide customized cash management, electronic banking services and credit facilities to HOAs and HOA management companies nationwide.   At September 30, 2013, the Bank operated 13 full-service depository branches in Southern California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, Point Loma, San Bernardino, San Diego and Seal Beach and one office located Dallas, Texas.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

SDTB ACQUISITION

Effective June 25, 2013, the Bank acquired SDTB, a San Diego, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and SDTB on March 6, 2013.  As a result of the SDTB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $210.9 million, including:

·	$124.8 million in investment securities;

·	$42.4 million of loans;

·	$30.3 million of cash and cash equivalents;

·	$6.4 million in goodwill;

·	$5.8 million in bank owned life insurance;

·	$4.1 million of other types of assets; and

·	$2.8 million of a core deposit intangible.

Also as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $186.7 million, including:

·	$178.8 million in deposit transaction accounts;

·	$5.1 million in retail certificates of deposit;

·	$1.9 million other liabilities; and

·	$922,000 in deferred tax liability.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition was an opportunity for the Company to acquire a banking network that complemented our existing banking franchise and expanded into a new market area.  Additionally, the SDTB acquisition improved the Company’s deposit base by lowering our cost of deposits and providing an opportunity to accelerate future core deposit growth in the San Diego, California, market area.

FAB ACQUISITION

Effective March 15, 2013, the Bank acquired FAB, a Dallas, Texas, based Texas-chartered bank, pursuant to the terms of a definitive agreement entered into by the Bank and the FAB on October 15, 2012.  As a result of the FAB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $424.2 million, including:

·	$222.4 million in investment securities;

·	$167.7 million of cash and cash equivalents;

·	$26.4 million of loans;

·	$11.9 million in goodwill;

·	$5.8 million of other types of assets; and

·	$1.9 million of a core deposit intangible.

Also as a result of the FAB Acquisition, the Bank recorded equity of $14.9 million in connection with the Corporation’s stock issued to FAB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $378.2 million, including:

·	$329.5 million in deposit transaction accounts;

·	$17.4 million in retail certificates of deposit;

·	$9.9 million in wholesale deposits;

·	$16.9 million in other borrowings;

·	$3.9 million in deferred tax liability; and

·	$536,000 of other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The FAB acquisition was an opportunity for the Company to acquire a highly efficient, consistently profitable and niche-focused business that complimented our banking franchise.  Additionally, this acquisition improved the Company’s deposit base by lowering our cost of deposits and providing a platform to accelerate future core deposit growth from HOAs.

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

RESULTS OF OPERATIONS

In the third quarter of 2013, we reported earnings of $3.1 million, or $0.18 per share on a diluted basis, compared with earnings for the third quarter of 2012 of $3.5 million, or $0.32 per share on a diluted basis.  For the three months ended September 30, 2013, the Company’s return on average assets was 0.78% and return on average equity was 7.29%, compared with a return on average assets of 1.30% and an adjusted return on average equity of 14.19% for the three months ended September 30, 2012.

For the first nine months of 2013, the Company’s net income totaled $4.8 million or $0.29 per diluted share, down from $12.0 million or $1.12 per diluted share for the first nine months of 2012.  The decrease in net income was primarily due to a $5.3 million gain on FDIC transaction recorded on the Palm Desert National Acquisition in the first nine months of 2012 and merger related expenses of $6.7 million recorded on the acquisitions of FAB and SDTB in the first nine months of 2013.  For the first nine months of 2013, our net interest income increased $7.2 million compared to the first nine months of 2012, partially offset by higher compensation and benefits expense of $4.9 million for the comparable periods.  For the nine months ended September 30, 2013, our return on average assets was 0.46% and return on average equity was 4.09%, down from a return on average assets of 1.56% and a return on average equity of 17.23% for the same comparable period of 2012.

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

Net interest income totaled $15.0 million in the third quarter of 2013, up $3.2 million or 26.6%, compared to the third quarter of 2012.  The increase in net interest income reflected higher average interest-earning assets of $487.4 million, partially offset by a decrease in net interest margin to 3.93%.  The increase in average interest-earning assets was primarily from a $204.83 million increase in loans, $196.5 million increase in securities and $86.0 million increase in cash and cash equivalents, primarily from the Company’s acquisition activities and organic loan growth.  The decrease in the net interest margin of 68 basis points is primarily attributable to a decrease in yield on average interest-earning assets of 101 basis points, primarily from a higher mix of lower yielding investment securities and cash and cash equivalents together with a decrease in the loan portfolio yield.  Partially offsetting this decrease was lower deposit costs of 36 basis points from an improved mix of lower costing deposits associated with our acquisitions and lower cost of our certificates of deposit accounts.  The loan yield decline of 65 basis points primarily reflected a lower portfolio weighted average rate that decreased 67 basis points to 5.05% at September 30, 2013, and a reduction in deferred fee recognition on loan payoffs.

Compared to the first nine months of 2012, net interest income for the first nine months of 2013 increased $8.3 million or 25.1%.  The increase in net interest income reflected an increase in average interest-earning assets of $367.6 million or 37.6% in the first three quarters of 2013 to $1.3 billion.  Partially offsetting the average interest-earning asset increase was a lower net interest margin of 4.12%, compared with 4.52% in the first three quarters of 2012.  The increase in average interest-earning assets for the period was primarily due to an increase in average loans of $223.3 million, securities of $111.5 million and cash and cash equivalents of $32.8 million primarily associated with organic loan growth, loan purchases and our acquisitions.  The decrease in the current period net interest margin of 40 basis points primarily reflected a decrease in our average interest-earning asset yield of 76 basis points, partially offset by a decrease in the cost of deposits of 37 basis points associated with our acquisitions and lower cost of our certificates of deposit accounts.

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

The tables below set forth our net interest income, net interest rate spread and net interest rate margin for the periods indicated.  The net interest rate margin reflects the relative level of interest-earning assets to interest-bearing liabilities and equals our net interest rate spread divided by average interest-earning assets for the periods indicated.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
STATISTICAL INFORMATION

	Average Balance Sheet
	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$126,503	$64	0.20%	$40,459	$17	0.17%
Federal funds sold	26	-	0.00%	27	-	0.00%
Investment securities	346,737	1,890	2.18%	150,198	762	2.03%
Loans receivable, net (1)	1,041,871	14,420	5.49%	837,070	12,847	6.14%
Total interest-earning assets	1,515,137	16,374	4.29%	1,027,754	13,626	5.30%
Noninterest-earning assets	61,873			34,379
Total assets	$1,577,010			$1,062,133
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$109,775	$38	0.14%	$65,998	$22	0.13%
Money market	445,717	313	0.28%	162,856	202	0.49%
Savings	80,298	31	0.15%	84,819	56	0.26%
Time	316,931	663	0.83%	425,879	1,164	1.09%
Total interest-bearing deposits	952,721	1,045	0.44%	739,552	1,444	0.78%
FHLB advances and other borrowings	66,284	244	1.46%	42,690	247	2.30%
Subordinated debentures	10,310	77	2.96%	10,310	81	3.13%
Total borrowings	76,594	321	1.66%	53,000	328	2.46%
Total interest-bearing liabilities	1,029,315	1,366	0.53%	792,552	1,772	0.89%
Noninterest-bearing deposits	362,442			164,777
Other liabilities	16,974			7,235
Total liabilities	1,408,731			964,564
Stockholders' equity	168,279			97,569
Total liabilities and equity	$1,577,010			$1,062,133
Net interest income		$15,008			$11,854
Net interest rate spread (2)			3.76%			4.41%
Net interest margin (3)			3.93%			4.61%
Ratio of interest-earning assets to interest-bearing liabilities			147.20%			129.68%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and ALLL.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
STATISTICAL INFORMATION

	Average Balance Sheet
	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$103,592	$161	0.21%	$70,743	$96	0.18%
Federal funds sold	26	-	0.00%	27	-	0.00%
Investment securities	261,300	3,880	1.98%	149,836	2,510	2.23%
Loans receivable, net (1)	980,695	41,504	5.66%	757,373	36,182	6.37%
Total interest-earning assets	1,345,613	45,545	4.53%	977,979	38,788	5.29%
Noninterest-earning assets	41,957			44,136
Total assets	$1,387,570			$1,022,115
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$86,505	$75	0.12%	$70,160	$78	0.15%
Money market	347,349	711	0.27%	151,237	531	0.47%
Savings	79,433	95	0.16%	89,447	223	0.33%
Time	335,935	2,216	0.88%	422,648	3,815	1.21%
Total interest-bearing deposits	849,222	3,097	0.49%	733,492	4,647	0.85%
FHLB advances and other borrowings	54,146	722	1.78%	33,316	717	2.87%
Subordinated debentures	10,310	230	2.98%	10,310	247	3.20%
Total borrowings	64,456	952	1.97%	43,626	964	2.95%
Total interest-bearing liabilities	913,678	4,049	0.59%	777,118	5,611	0.96%
Noninterest-bearing deposits	307,714			141,494
Other liabilities	10,189			10,901
Total liabilities	1,231,581			929,513
Stockholders' equity	155,989			92,602
Total liabilities and equity	$1,387,570			$1,022,115
Net interest income		$41,496			$33,177
Net interest rate spread (2)			3.94%			4.33%
Net interest margin (3)			4.12%			4.52%
Ratio of interest-earning assets to interest-bearing liabilities			147.27%			125.85%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Compared to			Compared to
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$4	$43	$47	$17	$48	$65
Investment securities	60	1,068	1,128	(309)	1,679	1,370
Loans receivable, net	(1,346)	2,919	1,573	(4,483)	9,805	5,322
Total interest-earning assets	$(1,282)	$4,030	$2,748	$(4,775)	$11,532	$6,757

Interest-bearing liabilities
Interest checking	$2	$14	$16	$(18)	$15	$(3)
Money market	(121)	232	111	(297)	477	180
Savings	(22)	(3)	(25)	(105)	(23)	(128)
Time	(241)	(260)	(501)	(902)	(697)	(1,599)
FHLB advances and other borrowings	(110)	107	(3)	(337)	342	5
Subordinated debentures	(4)	-	(4)	(17)	-	(17)
Total interest-bearing liabilities	$(496)	$90	$(406)	$(1,676)	$114	$(1,562)
Change in net interest income	$(786)	$3,940	$3,154	$(3,099)	$11,418	$8,319

Provision for Loan Losses

We recorded a $646,000 provision for loan loss in the third quarter of 2013, compared to $145,000 recorded in the third quarter of 2012.  We believe that the credit quality of our loan portfolio continues to remain strong, and as a result, we left our allowance for loan losses unchanged during the quarter.  Compared to the third quarter of 2012, net loan charge-offs increased $501,000 to $646,000 during the third quarter of 2013.  The increase in charge-offs was primarily attributable to three loans acquired in our FDIC assisted transactions.

For the first nine months of 2013, a provision for loan losses of $1.3 million was recorded, compared with a provision for loan losses of $145,000 for the first nine months of 2012.  For the first nine months of 2013, our net loan charge-offs were $1.3 million, all related to our FDIC assisted transactions.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the third quarter of 2013, there were no charge-offs associated with purchased credit impaired loans, compared to $145,000 for the same period in 2012.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the third quarter of 2013 amounted to $2.3 million, up $411,000 or 21.5%, compared to the third quarter of 2012.  The increase was primarily attributable to a $1.0 million increase in net gains received in the third quarter of 2013 from the sale of loans compared to the prior period, which increase in net gains was due to more loans being sold in the third quarter of 2013.  Partially offsetting the increase in net gains from the sale of loans was a lower gain on sale of securities of $552,000 and reduced other income of $124,000.  The decrease in gain on sale of securities was primarily related to lower inherent gains on securities sold during the third quarter of 2013, compared with those sold in the third quarter of 2012.

Noninterest income for the first nine months of 2013 amounted to $6.5 million, down $2.9 million or 30.9% compared to the first nine months of 2012.  The decrease was primarily related to a gain of $5.3 million in the year-ago period for the Palm Desert National Acquisition, compared to no bargain purchase gain recorded in the first nine months of 2013.  Partially offsetting  the absence of a bargain purchase in the first nine months of 2013, was higher net gains from the sale of loans of $2.0 million and from the sales of investment securities of $342,000, as well as higher loan servicing fees of $266,000.  The higher gains on loan and investment securities were primarily related to a higher volume of loans and investment securities sold.

Noninterest Expense

Noninterest expense totaled $11.8 million for the third quarter of 2013, up $3.7 million or 46.6%, compared to the third quarter of 2012. The increase primarily related to higher costs in the third quarter of 2013 when compared to the third quarter of 2012 associated with the following expense categories:

·
Compensation and benefits costs increased by $1.6 million, primarily due to the increase in employees from our acquisition activities and new hires in the lending and credit areas to increase our production of commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, SBA loans, HOA loans, and construction loans;

·	Other expense of $636,000, primarily related to core deposit intangible amortization, tax credit expense and higher miscellaneous expenses related to our acquisition activities;

·	Premises and occupancy by $537,000, primarily due to our acquisition activities and a new leased corporate headquarters needed to support our growth;

·	Deposit expenses of $459,000, primarily due to our acquisition activities;

·	Data processing and communications of $242,000, primarily due to our acquisition activities; and

·	Legal, audit and professional expense of $206,000, primarily due to our acquisition activities.

These higher costs were partially offset by a decline of $245,000 in OREO operations activity.

Compared to the first nine months of 2012, noninterest expense increased $15.9 million or 69.6% for the first nine months of 2013. The increase primarily related to one-time costs associated with the acquisitions of SDTB and FAB of $6.7 million, as well as higher compensation and benefits costs of $4.9 million, other expense of $1.3 million, premises and occupancy costs of $1.3 million, deposit expenses of $1.0 million, data processing and communications costs of $448,000, and office and postage expense of $348,000.  Partially offsetting these increases was a decrease in OREO operations activity of $371,000.  The increases in the above categories were primarily related to the acquisitions of FAB and SDTB, and business expansion initiatives over the first nine months of 2013.

Income Taxes

For the third quarter of 2013, our effective tax rate was 37.6%, compared with 38.1% for the third quarter of 2012.  For the first nine months of 2013, the effective tax rate was 39.4%, compared to 38.7% for the first nine months of 2012.  At September 30, 2013, we had no valuation allowance against our deferred tax asset of $9.0 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At September 30, 2013, assets totaled $1.6 billion, up $479.7 million or 44.0% from September 30, 2012 and up $395.2 million or 33.7% from December 31, 2012.  The increase in assets since year-end 2012 was primarily related to the FAB Acquisition, which added assets at the acquisition date of $424.2 million, partially offset by $49.0 million of FAB deposits held by the Bank at December 31, 2012, and the SDTB Acquisition, which added assets at the acquisition date of $210.9 million.  Partially offsetting these acquisition increases was a decrease of $112.3 million in deposits, primarily due to our higher-cost certificates of deposit not being renewed and a decrease of $29.0 million in FHLB borrowings.

The increase in assets from September 30, 2012 was primarily related to FAB assets in the amount of $424.2 million and SDTB assets in the amount of $210.9 million.  Partially offsetting these increases were the assets used to fund the decrease in certificates of deposit of $131.9 million.

Loans

Net loans held for investment totaled $1.1 billion at September 30, 2013, an increase of $279.3 million or 32.8% from September 30, 2012 and an increase of $156.8 million or 16.1% from December 31, 2012.  The increase in loans from December 31, 2012 included loans at acquisition date from the SDTB Acquisition of $42.4 million and from FAB Acquisition of $26.4 million, and was primarily associated with increases in real estate loan balances of $170.7 million, commercial owner occupied loans of $71.2 million and C&I loans of $58.4 million.  Partially offsetting these increases was a decrease in warehouse facility loans of $146.7 million.  During the first nine months of 2013, commitments on our warehouse repurchase facility credits increased $32.3 million to a total of $303.5 million with our end of period utilization rates for these loans decreasing from 73.4% at December 31, 2012 to 16.18% at September 30, 2013.  The decrease in utilization rates is primarily due to the increase in mortgage rates which lead to a decrease in loan applications.

The increase in loans from September 30, 2012 was due to both organic growth and the FAB Acquisition and SDTB Acquisition.  The loan increase since September 30, 2012 was primarily related to our real estate loans of $177.2 million and our business loans of $98.4 million.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2013			December 31, 2012			September 30, 2012
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighte Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$173,720	15.2%	5.07%	$115,354	11.7%	5.25%	$88,105	10.2%	5.37%
Commercial owner occupied (1)	222,162	19.5%	5.41%	150,934	15.3%	6.11%	148,139	17.1%	6.26%
SBA	6,455	0.6%	6.02%	6,882	0.7%	6.04%	4,736	0.5%	6.08%
Warehouse facilities	49,104	4.3%	4.10%	195,761	19.9%	4.80%	112,053	13.0%	5.03%
Real estate loans:
Commercial non-owner occupied	304,979	26.7%	5.41%	253,409	25.6%	5.68%	262,046	30.3%	5.84%
Multi-family	218,929	19.2%	4.91%	156,424	15.9%	5.78%	173,484	20.1%	5.90%
One-to-four family (2)	152,667	13.4%	4.46%	97,463	9.9%	4.67%	62,771	7.3%	5.08%
Construction	2,835	0.2%	5.84%	-	0.0%	0.00%	308	0.0%	5.25%
Land	7,371	0.6%	4.72%	8,774	0.9%	4.89%	11,005	1.3%	5.27%
Other loans	3,793	0.3%	5.96%	1,193	0.1%	6.20%	2,191	0.2%	6.86%
Total gross loans (3)	1,142,015	100.0%	5.05%	986,194	100.0%	5.44%	864,838	100.0%	5.72%
Less loans held for sale	3,176			3,681			4,728
Total gross loans held for investment	1,138,839			982,513			860,110
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	130			(306)			(737)
Allowance for loan losses	(7,994)			(7,994)			(7,658)
Loans held for investment, net	$1,130,975			$974,213			$851,715

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2013 are net of the unaccreted mark-to-market discounts on Canyon National loans of $2.3 million, on Palm Desert National loans of $3.7 million, and on SDTB loans of $230,000 and of the mark-to-market premium on FAB loans of $103,000.

Gross loans totaled $1.1 billion at September 30, 2013, compared to $864.8 million at September 30, 2012 and $986.2 million at December 31, 2012.  The increase in gross loans held for investment of $278.7 million or 32.4% from the year-ago third quarter was primarily related to increases from organic growth, the acquisitions of FAB and SDTB, and loan purchases.  The increase of $155.8 million or 15.8% since December 31, 2012 included loan originations of $316.4 million, loans purchased of $147.3 million and loans acquired of $69.2 million, partially offset by an increase in undisbursed loan funds of $246.8 million, loan repayments of $111.5 million, and loan sales of $18.7 million.  The increase in the undisbursed loan funds was primarily related to the reduction in the utilization rate for warehouse facility loans.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:
	Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Beginning balance gross loans	$986,194	$739,254
Loans originated:
Business loans:
Commercial and industrial	60,792	27,324
Commercial owner occupied (1)	40,931	22,509
SBA	6,548	3,764
Warehouse facilities	74,860	119,750
Real estate loans:
Commercial non-owner occupied	76,555	41,479
Multi-family	46,659	18,402
One-to-four family (2)	1,580	17,138
Construction loans	5,650	-
Other loans	2,803	882
Total loans originated	316,378	251,248
Loans purchased:
Business loans:
Commercial and industrial	30,084	5,033
Commercial owner occupied	42,835	11,786
Real estate loans:
Commercial non-owner occupied	16,763	58,541
Multi-family	43,231	3,690
One-to-four family	78,673	4,437
Construction	1,399	198
Land	2,770	5,395
Other loans	716	2,255
Total loans purchased	216,471	91,335
Total loan production	532,849	342,583
Principal repayments	(111,475)	(134,783)
Sales of loans	(18,722)	(14,390)
Change in undisbursed loan funds, net	(246,814)	(71,304)
Charge-offs	(1,608)	(1,207)
Change in mark-to-market discounts from acquisitions	2,587	7,836
Transfer to other real estate owned	(996)	(3,151)
Net increase in gross loans	155,821	125,584
Ending balance gross loans	$1,142,015	$864,838

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:
	September 30, 2013
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	865	$405,020	5.53%	6.05
Over 1 Year to 3 Years	43	33,570	4.44%	25.56
Over 3 Years to 5 Years	289	320,912	4.56%	50.57
Over 5 Years to 7 Years	40	93,056	4.26%	78.14
Over 7 Years to 10 Years	16	21,238	4.54%	100.11
Total adjustable	1,253	873,796	4.97%	33.11
Fixed	862	268,219	5.34%
Total	2,115	$1,142,015	5.05%

    Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At September 30, 2013, loans delinquent 30 or more days as a percentage of total gross loans was 0.09%, unchanged from December 31, 2012, but down from 0.80% at September 30, 2012.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:
	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At September 30, 2013
Business loans:
Commercial and industrial	1	$163	2	$79	-	$-	3	$242
SBA	-	-	1	129	1	14	2	143
Real estate loans:
Commercial non-owner occupied	2	559	-	-	-	-	2	559
One-to-four family	-	-	-	-	3	97	3	97
Other	1	2	1	6	-	-	2	8
Total	4	$724	4	$214	4	$111	12	$1,049
Delinquent loans to total gross loans		0.06%		0.02%		0.01%		0.09%

At December 31, 2012
Business loans:
Commercial and industrial	-	$-	1	$58	1	$218	2	$276
Commercial owner occupied	-	-	1	245	-	-	1	245
SBA	-	-	-	-	4	185	4	185
Real estate loans:
One-to-four family	2	101	-	-	2	79	4	180
Other	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At September 30, 2012
Business loans:
Commercial and industrial	-	$-	2	$121	-	$-	2	$121
Commercial owner occupied	1	327	-	-	-	-	1	327
SBA	-	-	-	-	4	185	4	185
Real estate loans:
Commercial non-owner occupied	1	1,708	-	-	2	3,849	3	5,557
One-to-four family	2	301	2	43	3	120	7	464
Land	1	229	-	-	-	-	1	229
Total	5	$2,565	4	$164	9	$4,154	18	$6,883
Delinquent loans to total gross loans		0.30%		0.02%		0.48%		0.80%

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

Our ALLL at September 30, 2013 was $8.0 million, up from $7.7 million at September 30, 2012 and unchanged from the ALLL at December 31, 2012.  At September 30, 2013, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2013			December 31, 2012			September 30, 2012
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,801	1.61%	15.2%	$1,310	1.14%	11.7%	$824	0.94%	10.2%
Commercial owner occupied	1,519	0.68%	19.5%	1,512	1.00%	15.3%	1,151	0.78%	17.1%
SBA	50	0.77%	0.6%	79	1.15%	0.7%	66	1.39%	0.5%
Warehouse facilities	225	0.46%	4.3%	1,544	0.79%	19.9%	1,046	0.93%	13.0%
Real estate loans:
Commercial non-owner occupied	1,403	0.46%	26.7%	1,459	0.58%	25.6%	2,036	0.78%	30.3%
Multi-family	506	0.23%	19.2%	1,145	0.73%	15.9%	2,097	1.21%	20.1%
One-to-four family	1,174	0.77%	13.4%	862	0.88%	9.9%	418	0.67%	7.3%
Construction	121	4.27%	0.2%	-	0.00%	0.0%	-	0.00%	0.0%
Land	147	1.99%	0.6%	31	0.35%	0.9%	-	0.00%	1.3%
Other Loans	48	1.27%	0.3%	52	4.36%	0.1%	20	0.91%	0.2%
Total	$7,994	0.70%	100.0%	$7,994	0.81%	100.0%	$7,658	0.89%	100.0%

    The ALLL as a percent of nonaccrual loans was 693.3% at September 30, 2013, up from 121.9% at September 30, 2012, and from 362.4% at December 31, 2012. The increase in ALLL as a percent of nonaccrual loans at September 30, 2013, compared to year-end 2012 was due to a decrease in nonaccrual loans during the first nine months of 2013.  At September 30, 2013, the ratio of ALLL to total gross loans was 0.70%, down from 0.89% at September 30, 2012, and from 0.81% at December 31, 2012.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 1.06% at September 30, 2013, down from 1.53% at September 30, 2012, and 1.34% at December 31, 2012.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Balance, beginning of period	$7,994	$7,658	$7,994	$8,522
Provision for loan losses	646	145	1,264	145
Charge-offs:
Business loans:
Commercial and industrial	(233)	(79)	(291)	(270)
Commercial owner occupied	(163)	(140)	(163)	(405)
SBA	(11)	(23)	(16)	(132)
Real estate:
Commercial non-owner occupied	-	-	(757)	(88)
Multi-family	(90)	-	(101)	-
One-to-four family	(263)	-	(273)	(305)
Land	-	(5)	-	(5)
Other loans	(1)	(1)	(7)	(2)
Total charge-offs	(761)	(248)	(1,608)	(1,207)
Recoveries :
Business loans:
Commercial and industrial	86	-	107	2
SBA	7	85	51	162
Real estate:
Commercial non-owner occupied	-	2	-	2
One-to-four family	1	2	45	7
Other loans	21	14	141	25
Total recoveries	115	103	344	198
Net loan charge-offs	(646)	(145)	(1,264)	(1,009)
Balance at end of period	$7,994	$7,658	$7,994	$7,658

Ratios:
Net charge-offs to average total loans, net	0.25%	0.07%	0.17%	0.18%
Allowance for loan losses to gross loans at end of period	0.70%	0.89%	0.70%	0.89%

Investment Securities

Investment securities available for sale totaled $282.8 million at September 30, 2013, up $168.6 million or 147.6% from September 30, 2012 and up $198.8 million or 236.5% from December 31, 2012. The increase over both period ends was primarily due to the acquisitions of FAB and SDTB.  At acquisition date, we added investment securities available for sale from the FAB Acquisition of $222.4 million and from the SDTB Acquisition of $124.8 million.  The increase in investment securities available for sale since year-end 2012 also included $98.8 million in purchases, partially offset by $210.9 million in sales and $27.5 million in principal paydowns.  We sold securities to help fund the expansion of our loan growth and to restructure the portfolio.  The increase in investment securities since September 30, 2012, included an additional $26.5 million in sales. At September 30, 2013, the end of period yield on investment securities was 2.12%, down from 2.25% at September 30, 2012, but up from 2.06% at December 31, 2012.  At September 30, 2013, we no longer held any of the private label MBS that were acquired when we redeemed our shares in certain mutual funds in 2008.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$9	$-	$82
Municipal bonds	95,971	709	(1,795)	94,885
Mortgage-backed securities	191,282	182	(3,585)	187,879
Total securities available for sale	$287,326	$900	$(5,380)	$282,846

	December 31, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	$82,189	$2,360	$(483)	$84,066

	September 30, 2012
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$13	$-	$160
Municipal bonds	55,445	1,667	(15)	57,097
Mortgage-backed securities	56,351	1,121	(479)	56,993
Total securities available for sale	$111,943	$2,801	$(494)	$114,250

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2013
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	0.00%	$82	4.15%	$-	0.00%	$-	0.00%	$82	4.15%
Municipal bonds	-	0.00%	9,905	0.95%	42,392	1.76%	42,588	3.12%	94,885	2.29%
Mortgage-backed securities	-	0.00%	-	0.00%	14,038	1.16%	173,841	2.14%	187,879	2.07%
Total investment securities available for sale	-	0.00%	9,987	0.97%	56,430	1.61%	216,429	2.34%	282,846	2.14%
Stock:
FHLB	7,532	0.00%	-	0.00%	-	0.00%	-	0.00%	7,532	0.00%
Federal Reserve Bank/TIB	3,295	5.04%	-	0.00%	-	0.00%	-	0.00%	3,295	5.04%
Total stock	10,827	1.53%	-	0.00%	-	0.00%	-	0.00%	10,827	1.53%
Total securities	$10,827	1.53%	$9,987	0.97%	$56,430	1.61%	$216,429	2.34%	$293,673	2.12%

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

During the quarter ended September 30, 2013, we sold all of our private label securities including those classified substandard that had incurred OTTI, which led to the recording of a $16,000 recovery, compared to $36,000 of OTTI charges during the same period last year.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	September 30, 2013				September 30, 2012

Rating	Number	Fair Value	OTTI Credit Gain (Loss)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
C	7	$-	$11	$-	-	$-	$-	$-
D	5	-	5	-	4	633	36	81
Total	12	$-	$16	$-	4	$633	$36	$81

	Nine Months Ended				Nine Months Ended
	September 30, 2013				September 30, 2012

Rating	Number	Fair Value	OTTI Credit Gain (Loss)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI credit loss	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa2	1	$-	$(11)	$-	-	$-	$-	$-
C	7	-	11	-	-	-	-	-
D	7	-	(19)	-	8	633	118	179
Total	15	$-	$(19)	$-	8	$633	$118	$179

The largest OTTI credit loss for any single debt security was $32,000 for the three and nine months ended September 30, 2013 and $25,000 for the same periods in the prior year.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At September 30, 2013, nonperforming assets totaled $2.3 million or 0.15% of total assets, down from $11.8 million or 1.08% at September 30, 2012 and down from $4.5 million or 0.38% at December 31, 2012.  During the third quarter of 2013, nonperforming loans decreased $879,000 to total $1.2 million and OREO remained unchanged at $1.2 million.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30,	December 31,	September 30,
	2013	2012	2012
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$78	$347	$-
Commercial owner occupied	-	14	218
SBA (1)	142	260	266
Real estate:
Commercial non-owner occupied	437	670	4,528
Multi-family	-	266	273
One-to-four family	496	522	578
Land	-	127	417
Total nonaccrual loans	1,153	2,206	6,280
Other real estate owned:
Commercial owner occupied	-	-	375
Commercial non-owner occupied	245	-	309
One-to-four family	-	-	179
Land	941	2,258	4,658
Total other real estate owned	1,186	2,258	5,521
Total nonperforming assets, net	$2,339	$4,464	$11,801

Allowance for loan losses	$7,994	$7,994	$7,658
Allowance for loan losses as a percent of total nonperforming loans	693.32%	362.38%	121.94%
Nonperforming loans as a percent of gross loans	0.10%	0.22%	0.73%
Nonperforming assets as a percent of total assets	0.15%	0.38%	1.08%

(1) The SBA totals include the guaranteed amount of $185,000 as of December 31, 2012 and $127,000 as of September 30, 2012

Liabilities and Stockholders’ Equity

Total liabilities were $1.4 billion at September 30, 2013, compared to $989.5 million at September 30, 2012 and $1.0 billion at December 31, 2012.  The increase of $358.6 million from the year ended December 31, 2012 was predominately related to increases in deposits associated with net deposits added from the acquisitions of FAB and SDTB of $462.2 million at the acquisition dates, partially offset by a decrease in FHLB advances and other borrowings of $29.0 million.

Deposits.  Deposits totaled $1.3 billion at September 30, 2013, up $388.3 million or 43.3% from September 30, 2012 and $379.4 million or 41.9% from December 31, 2012.  The increase over both prior periods was predominately related to the FAB Acquisition, which added deposits of $356.8 million at the closing of the acquisition, partially offset by FAB’s deposits held by the Bank at acquisition of $78.5 million and the SDTB Acquisition, which added deposits of $183.9 million at the closing of the acquisition.  Excluding the deposit acquisition increases, we had an adjusted net decrease in deposits of $112.3 million in the first nine months of 2013 and a net decrease of $152.5 million since September 30, 2012.  The decrease in deposits for the nine months of 2013 was primarily associated with the lowering of pricing on certificates of deposits, which resulted in a desired runoff upon maturity.  The increase in deposits during the first nine months of 2013 included interest-bearing transaction accounts of $304.6 million and noninterest-bearing accounts of $150.0 million, partially offset by a decrease in retail certificates of deposit of $75.2 million.  At September 30, 2013, we had no brokered deposits.  The total weighted average cost of deposits at September 30, 2013 decreased to 0.30%, from 0.64% at September 30, 2012 and from 0.51% at December 31, 2012.

At September 30, 2013, our gross loan to deposit ratio was 88.9%, down from 96.5% at September 30, 2012 and from 109.0% at December 31, 2012.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2013			December 31, 2012			September 30, 2012
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$363,606	28.3%	0.00%	$213,636	23.6%	0.00%	$211,410	23.6%	0.00%
Interest-bearing deposits:
Checking	106,740	8.3%	0.11%	14,299	1.6%	0.10%	11,684	1.3%	0.09%
Money market	446,885	34.8%	0.29%	236,206	26.1%	0.32%	174,375	19.5%	0.57%
Savings	80,867	6.3%	0.15%	79,420	8.8%	0.22%	80,419	9.0%	0.25%
Time deposit accounts:
Less than 1.00%	152,820	11.9%	0.42%	147,813	16.3%	0.58%	127,497	14.2%	0.68%
1.00 - 1.99	119,450	9.3%	1.09%	197,554	21.8%	1.16%	271,717	30.3%	1.14%
2.00 - 2.99	12,037	0.9%	2.82%	13,439	1.5%	2.78%	15,840	1.8%	2.73%
3.00 - 3.99	874	0.1%	3.29%	1,130	0.1%	3.44%	1,283	0.1%	3.43%
4.00 - 4.99	142	0.0%	4.30%	395	0.0%	4.29%	672	0.1%	4.26%
5.00 and greater	713	0.1%	5.26%	876	0.1%	5.27%	973	0.1%	5.25%
Total time deposit accounts	286,036	22.3%	0.82%	361,207	39.9%	1.00%	417,982	46.6%	1.08%
Total interest-bearing deposits	920,528	71.7%	0.42%	691,132	76.4%	0.66%	684,460	76.4%	0.84%
Total deposits	$1,284,134	100.0%	0.30%	$904,768	100.0%	0.51%	$895,870	100.0%	0.64%

Borrowings.  At September 30, 2013, total borrowings amounted to $96.8 million, up $11.0 million or 12.8% from September 30, 2012 but down $29.0 million or 23.1% from December 31, 2012. The decrease from December 31, 2012 was due to the repayment of $52.0 million in FHLB borrowings, partially offset by $23.0 million in new repurchase agreements related to HOA deposits.  This repurchase agreement debt was offered as a service to certain HOA depositors that adds protection for deposit amounts above FDIC insurance levels.  Total borrowings at September 30, 2013 represented 6.2% of total assets and had an end of period weighted average cost of 1.32%, compared with 7.9% of total assets and at a weighted average cost of 1.64% at September 30, 2012 and 10.7% of total assets at a weighted average cost of 1.19% at December 31, 2012.  At September 30, 2013, total borrowings were comprised of the following:

·	Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $36.0 million of government sponsored entity MBS;

·	HOA reverse repurchase agreements totaling $23.0 million at a weighted average rate of 0.01%; and

·
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 3.02%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$35,000	0.11%	$87,000	0.28%	$47,000	0.32%
Reverse repurchase agreements	51,474	1.81%	28,500	3.26%	28,500	3.26%
Subordinated debentures	10,310	3.02%	10,310	3.09%	10,310	3.21%
Total borrowings	$96,784	1.32%	$125,810	1.19%	$85,810	1.64%

Weighted average cost of borrowings during the quarter	1.66%		3.24%		2.46%
Borrowings as a percent of total assets	6.2%		10.7%		7.9%

Stockholders’ Equity.  Total stockholders’ equity was $171.2 million as of September 30, 2013, up from $99.9 million at September 30, 2012 and $134.5 million at December 31, 2012.  On January 9, 2013, the Corporation issued 495,000 new shares of its common stock at a public offering price of $10.00 per share in connection with the exercise of the over-allotment option granted to the underwriters as part of an underwritten public offering that was completed on December 11, 2012. The net proceeds from the exercise of the over-allotment option, after deducting underwriting discounts and commissions, was $4.7 million.  On March 15, 2013, as a result of the FAB Acquisition, the Bank recorded equity of $14.9 million in connection with the Corporation’s stock issued to FAB shareholders as part of the acquisition consideration.  On June 25, 2013, as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration.  The current year increase of $36.6 million in stockholders’ equity was related to the exercise of the over-allotment option, equity consideration for the FAB Acquisition, equity consideration for the SDTB Acquisition, net income for the first nine months of 2013 of $4.8 million, partially offset by an unfavorable change in accumulated other comprehensive income to a loss of $3.7 million.

Our book value per share increased to $10.28 at September 30, 2013, up from $9.66 at September 30, 2012 and $ 9.85 at December 31, 2012.  At September 30, 2013, the Company’s tangible common equity to tangible assets ratio was 9.51%, up from 8.94% at September 30, 2012, but down from 11.26% at December 31, 2012.

Tangible common equity to tangible assets (the "tangible common equity ratio") is a non-GAAP financial measure derived from GAAP-based amounts.  We calculate the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets.  We believe that this information is important to shareholders as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk-based ratios.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30, 2013	December 31, 2013	September 30, 2013

Total stockholders' equity	$171,154	$134,517	$99,886
Less: Intangible assets	(24,309)	(2,626)	(2,703)
Tangible common equity	$146,845	$131,891	$97,183

Total assets	$1,569,020	$1,173,792	$1,089,336
Less: Intangible assets	(24,309)	(2,626)	(2,703)
Tangible assets	$1,544,711	$1,171,166	$1,086,633

Tangible common equity ratio	9.51%	11.26%	8.94%

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

Our primary sources of funds generated during the first nine months of 2013 were from:

·	Net change of $246.8 million of undisbursed loan funds;
·	Net cash of $138.4 million acquired from the FAB and SDTB acquisitions;
·	Proceeds of $212.3 million from the sale of securities available for sale;
·	Proceeds of $131.6 million from the sale and principal payments on loans held for investment;
·	Principal payments of $27.5 million from securities available for sale; and
·	Net proceeds from the issuance of stock related to the underwriter’s exercise of the over-allotment option of $4.7 million.

We used these funds to:

·	Purchase and originate loans held for investment of $463.7 million;
·	Absorb deposit outflows of $161.4 million; and
·	Repay FHLB advances and other borrowings of $45.9 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At September 30, 2013, cash and cash equivalents totaled $61.4 million and the market value of our investment securities available for sale totaled $282.8 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of September 30, 2013, the maximum amount we could borrow through the FHLB was $699.4 million, of which $256.5 million was available for borrowing based on collateral pledged of $405.5 million in real estate loans.  At September 30, 2013, we had unsecured lines of credit aggregating $62.3 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At September 30, 2013, no funds were drawn against these unsecured lines of credit.  For the quarter ended September 30, 2013, our average liquidity ratio was 23.77%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2013 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At September 30, 2013, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors has authorized stock repurchase plans, which allow the Corporation to proactively manage its capital position and return excess capital to it stockholders.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  No shares were repurchased under our stock repurchase plans during the three or nine months ended September 30, 2013.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2013
	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$35,000	$-	$-	$-	$35,000
Other borrowings	22,974	-	10,000	18,500	51,474
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	240,473	36,573	2,378	6,612	286,036
Operating leases	2,646	5,335	3,983	2,703	14,667
Total contractual cash obligations	$301,093	$41,908	$16,361	$38,125	$397,487

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of September 30, 2013, we had commitments to extend credit on existing lines and letters of credit of $333.6 million, compared to $152.1 million at September 30, 2012 and $131.5 million at December 31, 2012.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2013
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$100	$709	$851	$3,488	$5,148
Commercial and industrial	42,446	5,606	1,736	16,656	66,444
Warehouse facilities	-	-	-	254,426	254,426
Standby letters of credit	3,550	44	-	-	3,594
All other	2,718	875	5	382	3,980
Total commitments	$48,814	$7,234	$2,592	$274,952	$333,592

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At September 30, 2013, the Bank and the Corporation, respectively, exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

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

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$155,832	10.02%	$62,201	4.00%	$77,751	5.00%
Consolidated	158,309	10.19%	62,167	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	155,832	13.28%	46,936	4.00%	70,404	6.00%
Consolidated	158,309	13.48%	46,966	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	163,827	13.96%	93,873	8.00%	117,341	10.00%
Consolidated	166,303	14.16%	93,933	8.00%	N/A	N/A

At December 31, 2012

Tier 1 Capital (to adjusted tangible assets)
Bank	$129,055	12.07%	$42,773	4.00%	$53,466	5.00%
Consolidated	135,883	12.71%	42,771	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	129,055	12.99%	39,750	4.00%	59,625	6.00%
Consolidated	135,883	13.61%	39,924	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	137,049	13.79%	79,500	8.00%	99,375	10.00%
Consolidated	144,004	14.43%	79,848	8.00%	N/A	N/A

At September 30, 2012

Tier 1 Capital (to adjusted tangible assets)
Bank	$99,876	9.48%	$42,153	4.00%	$52,692	5.00%
Consolidated	100,881	9.58%	42,125	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	99,876	11.04%	36,195	4.00%	54,292	6.00%
Consolidated	100,881	11.09%	36,386	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	107,534	11.88%	72,390	8.00%	90,487	10.00%
Consolidated	108,539	11.93%	72,771	8.00%	N/A	N/A

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

The final rule also enhances the risk-sensitivity of the advanced approaches risk-based capital rule, including among others, revisions to better address counterparty credit risk and interconnectedness among financial institutions and incorporation of the Federal Reserve’s market risk rule into the integrated capital framework. These provisions of the final rule generally apply only to large, internationally active banking organizations or banking organizations with significant trading activity and are not expected to directly impact us.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business; except for the class action case captioned “James Baker v. Century Financial, et al,” which was discussed in “Item 3.  Legal Proceedings” in our 2012 Annual Report, and the class action case captioned “Mike Hall v. San Diego Trust Bank, et al.,” which was dismissed in August 2013. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Mike Hall v. San Diego Trust Bank, et al.  In June 2013, a complaint was filed in the Superior Court of the State of California, County of San Diego, Central (the “Superior Court”) against SDTB, its former executive officers and directors, the Bank and the Corporation.  The lawsuit alleged SDTB’s former executive officers and directors breached their fiduciary duties by entering into the definitive acquisition agreement with the Corporation and the Bank that resulted in payouts to SDTB’s former executive officers and directors at the expense of SDTB’s shareholders.  The complaint alleged that SDTB issued a materially false and misleading proxy statement in connection with SDTB’s solicitation of its shareholders to approve the merger with the Bank.  The complaint further accused the Corporation and the Bank of aiding and abetting the alleged breaches of fiduciary duties by SDTB’s executive officers and directors.  The lead plaintiff failed to make any application to enjoin the merger in advance, and failed to make any application since the merger was concluded on June 25, 2013 to attempt to rescind it.  The Company believed the complaint to be without merit and filed a demurrer to have the case dismissed. Instead of filing opposition to the demurrer, plaintiff filed a motion for voluntary dismissal.  On August 23, 2013, the Superior Court granted the motion and dismissed the case.

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

PACIFIC PREMIER BANCORP, INC.,

November 12, 2013	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

November 12, 2013	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.