Form 10-K
period 2013-12-31
PACIFIC PREMIER BANCORP INC
filed 2014-03-17
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Registrant’s telephone number, including area code: (949) 864-8000

----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
----------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [__] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [__] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ X ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $196,667,287 and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 28, 2013, the last business day of the most recently completed second fiscal quarter.

As of March 14, 2014, the Registrant had 17,224,144 shares outstanding.

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
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES

PART I

ITEM 1.  BUSINESS

Forward-Looking Statements

All references to “we,” “us,” “our,” “Pacific Premier” or the “Company” mean Pacific Premier Bancorp, Inc. and our consolidated subsidiaries, including Pacific Premier Bank, our primary operating subsidiary.  All references to ‘‘Bank’’ refer to Pacific Premier Bank.  All references to the “Corporation” refer to Pacific Premier Bancorp, Inc.

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

·
The effect of acquisitions we may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

·	Changes in the level of our nonperforming assets and charge-offs;

·
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

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

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered banking holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank.  The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally chartered thrift in 1991.  The Bank converted to a California-chartered commercial bank and became a Federal Reserve member in March of 2007.  The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the FHLB System.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law.  The Bank is currently subject to examination and regulation by the FRB, the California Department of Business Oversight (“DBO”) and the FDIC.

We are a growth company keenly focused on building shareholder value through consistent earnings and creating franchise value.  Our growth is derived both organically and through acquisitions of financial institutions and lines of business that complement our business banking strategy.  The Bank’s primary target market is small and middle market businesses.

We primarily conduct business throughout California from our 13 full-service depository branches in the counties of Los Angeles, Orange, Riverside, San Bernardino and San Diego.  These depository branches are located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert, Palm Springs, San Bernardino, San Diego and Seal Beach, California.  Our corporate headquarters are located in Irvine, California.

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations.  Additionally, we provide certain banking services nationwide.  Through our Home Owners’ Association (“HOA”) Banking and Lending unit, we provide customized cash management, electronic banking services and credit facilities to HOAs and HOA management companies nationwide.  Through our U.S. Small Business Administration (“SBA”) Lending unit, we provide entrepreneurs and small business owners access to loans needed for working capital and continued growth.  In addition, we expanded our commercial banking platform as a result of our recent acquisition of Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its primary operating subsidiary, Infinity Franchise Capital (“IFC” and together with Infinity Holdings, “Infinity”),  in January 2014.  Infinity was a specialty, nationwide lender to franchisees in the quick service restaurant (“QSR”) industry.  Following the acquisition of Infinity Holdings, we began offering loans and other services to franchisees in the QSR industry through our newly formed Franchise Lending unit.

Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services, electronic banking services, and on-line bill payment.  We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, warehouse credit facilities, commercial real estate loans, residential home loans, construction loans and consumer loans.  At December 31, 2013, we had consolidated total assets of $1.7 billion, net loans of $1.2 billion, total deposits of $1.3 billion, and consolidated total stockholders’ equity of $175.2 million.  At December 31, 2013, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.”  There are 25.0 million authorized shares of the Corporation’s common stock, with 16.6 million shares outstanding as of December 31, 2013, which increased to 17.2 million upon the closing of the acquisition of Infinity Holdings in January of 2014.  The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which have been issued to date.

Our executive offices are located at 17901 Von Karman Avenue, Suite 1200, Irvine, California 92614 and our telephone number is (494) 864-8000.  Our Internet website address is www.ppbi.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, from 1998 to present that have been filed with the SEC are available free of charge on our Internet website.  Also on our website are our Code of Ethics, Insider Trading and Beneficial Ownership forms, and Corporate Governance Guidelines.  The information contained in our website or in any websites linked by our website, is not a part of this Annual Report on Form 10-K.

Our Strategic Plan

Our strategic plan is focused on generating organic growth through our high performing sales culture, which is designed to deliver new business banking relationships and a corresponding increase in core deposits.  Additionally we seek to grow through mergers and acquisitions of California based banks and the acquisition of lines of business that complement our business banking strategy.

Our two key operating strategies are summarized as follows:

·
Expansion through Organic Growth.  Over the past several years we have developed a high performing sales culture that places a premium on business bankers that have the ability to consistently generate new business.  Business unit managers that possess in-depth product knowledge and expertise in their respective lines of business systematically manage the business development efforts through the use of sales and relationship management technology tools.

·
Expansion through Acquisitions.  Our acquisition strategy is twofold; first we seek to acquire whole banks within the State of California to expand geographically and/or to consolidate in our existing markets, second we seek to acquire lines of business that will complement our existing business banking strategy.  We have completed four acquisitions over the past three years: Canyon National Bank (“CNB”) (FDIC assisted, geographic expansion, closed 2/2011), Palm Desert National Bank (“PDNB”) (FDIC assisted, in market consolidation, closed 4/2012), First Associations Bank (“FAB”) (open bank, nationwide HOA line of business, closed 3/2013), and San Diego Trust Bank (“SDTB”) (open bank, geographic expansion, closed 6/2013).  In January 2014, we also completed the acquisition of Infinity, which was a nationwide lender to franchisees in the QSR industry.  We will continue to pursue acquisitions of open banks, FDIC-assisted transactions and other non-depository businesses that meet our criteria.

Recent Developments

Pacific Premier Bancorp, Inc. and Infinity

On November 18, 2013, the Company announced that it had entered into a definitive agreement to acquire privately held Infinity Holdings and its wholly owned operating subsidiary, IFC a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business.  The acquisition was completed on January 30, 2014, whereby we acquired $80.8 million in assets, $709,000 in liabilities and paid off their credit facility of $67.6 million.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date.  The acquisition of IFC is expected to further diversify our loan portfolio with C&I and owner-occupied CRE loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for us in the future.  The value of the total consideration paid for the Infinity acquisition was $16.9 million, which consisted of $9.0 million paid in cash and the issuance of 562,469 shares of the Corporation’s common stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.  The acquisition is expected to be accretive to our 2014 earnings per share.

Lending Activities

General.  In 2013, we maintained our commitment to a high level of credit quality in our lending activities.  We further diversified our loan portfolio with our acquisition of FAB and our associated entry into lending to HOAs nationwide.  Identifying an opportunity in an underserved market, we also began selectively extending construction financing for 1-4 family dwellings.  Our core lending business continues to focus on meeting the financial needs of local businesses and their owners.  To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2013, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area.  We made select loans, primarily SBA guaranteed loans and loans to HOAs, throughout the United States.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  We maintain an internal lending limit below our $46.8 million legal lending limit for secured loans and $28.1 million for unsecured loans as of December 31, 2013.  Historically, we have managed loan concentrations by selling certain loans, primarily excess commercial non-owner occupied CRE and multi-family residential loan production.  Although in recent periods the level of loan sales has moderated, loan sales remain a strategic option for us.

During 2013, we originated or purchased $131.4 million of C&I loans, $94.4 million of owner occupied CRE loans, $21.5 million of SBA loans, $89.8 million of warehouse facilities, $152.5 million of non-owner occupied CRE loans, $85.7 million of single family real estate loans, $115.1 million of multi-family real estate loans, $5.0 million of land loans and $39.1 million of construction and other loans.  At December 31, 2013, we had $1.2 billion in total gross loans outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area.  In many instances, real estate holdings of the borrower, its principals or loan guarantors are also taken as collateral.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2013, C&I loans totaled $187.0 million, constituting 15.0% of our gross loans, and we had commitments to extend additional credit on C&I loans of $93.6 million.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as retail buildings, small office and light industrial buildings, and mixed-use commercial properties located predominantly in California.  We also make loans secured by special purpose properties, such as gas stations and churches.  Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property.  Loans are generally made for terms up to 25 years with amortization periods up to 25 years.  At December 31, 2013, we had $221.1 million of owner-occupied CRE secured loans, constituting 17.8% of our gross loans.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans nationwide under the SBA’s 7(a), Express, Patriot Express, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2013, we had $10.7 million of SBA loans, constituting 0.9% of our gross loans.

Warehouse Repurchase Facilities.  We provide warehouse repurchase facilities for qualified mortgage bankers operating principally in California.  These facilities provide short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sells us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrite and monitor the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchase only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after thorough due diligence including sophisticated fraud checks.  At December 31, 2013, warehouse loans totaled $87.5 million constituting 7.0% of our gross loans, and had commitments to extend additional warehouse credit of $207.5 million.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties that are not occupied by the borrower and are located predominantly in California.  We also make loans secured by special purpose properties, such as hotels and self-storage facilities.  Pursuant to our underwriting practices, non-owner CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying interest rate.  Loans are generally made for terms from 10 years up to 25 years with amortization periods up to 25 years.  At December 31, 2013, we had $333.5 million of non-owner occupied CRE secured loans, constituting 26.9% of our gross loans.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in California.  Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  At December 31, 2013, we had $233.7 million of multi-family real estate secured loans, constituting 18.8% of our gross loans.

Construction Lending.  We originate loans for the construction of 1-4 family residences and CRE properties in our market area.  We concentrate our efforts on single homes and very small infill projects in established neighborhoods where there is not abundant land available for development.  Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed value of or 85% of the cost to build the collateral property.  Loans are made solely for the term of construction, generally less than 24 months.  We require that the owner’s equity is injected prior to loan funds.  At December 31, 2013, construction loans totaled $13.0 million constituting 1.0% of our gross loans, and had commitments to extend additional construction credit of $24.1 million.

One-to-Four Family Real Estate Lending.  Although we do not originate first lien single family mortgages, we occasionally purchase such loans to diversify our portfolio.  Our portfolio of one-to-four family loans at December 31, 2013 totaled $145.2 million, constituting 11.7% of our gross loans, of which $136.9 million consists of loans secured by first liens on real estate and $8.3 million consists of loans secured by second or junior liens on real estate.

Other Loans.  We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2013, we had $3.8 million in other loans that represented 0.3% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structure of our loans generally vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans, as well as the deposit balances the borrower maintains with us.  Adjustable rate C&I, SBA and construction loans are typically priced based on a margin over the Prime rate, while warehouse repurchase facilities are priced over the London Inter-Bank Offered Rate (“LIBOR”).  CRE and HOA loans are typically 3, 5 or 7 year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  HOA loans are typically 5, 7, or 10 year fixed rate loans that are fully amortizing.  Many of the C&I loans and substantially all of the non-owner occupied CRE loans originated by the Company in 2013 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all of our non-owner occupied CRE loans also include prepayment penalties.

Lending Risks on Our Loans.  Lending risks vary by the type of loan extended.  In our C&I and SBA lending activities, collectability of the loans may be adversely affected by risks generally related to small and middle market businesses, such as:

·	Changes or continued weakness in:
·	general or local economic conditions;
·	specific industry segments, including weakness affecting the business’ customer base;
·	Changes in consumer behavior;
·	Changes in a business’ personnel;
·	Increases in supplier costs that cannot be passed along to customers;
·	Increases in operating expenses (including energy costs);
·	Changes in governmental rules, regulations and fiscal policies;
·	Increases in interest rates, tax rates; and
·	Other factors beyond the control of the borrower or the lender.

In our investor real estate and construction loans, payment performance and the liquidation values of collateral properties may be adversely affected by risks generally incidental to interests in real property, such as:

·	Changes or continued weakness in:
·	general or local economic conditions;
·	specific industry segments;
·	Declines in real estate values;
·	Declines in rental rates;
·	Declines in occupancy rates;
·	Increases in other operating expenses (including energy costs);
·	The availability of property financing;
·	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
·	Increases in interest rates, real estate and personal property tax rates; and
·	Other factors beyond the control of the borrower or the lender.

In our HOA and consumer loans, collectability of the loans may be adversely affected by risks generally related to consumers, such as:

·	Changes or continued weakness in general or local economic conditions, notably employment and wage income;
·	Changes in consumer behavior;
·	Declines in real estate values;
·	Declines in rental rates;
·	Increases in association operating expenses (including energy costs);
·	The availability of property financing;
·	Changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation and taxation;
·	Increases in interest rates, real estate and personal property tax rates; and
·	Other factors beyond the control of the borrower or the lender.

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

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices.  See “ ̶---Underwriting and Approval Authority for Our Loans” immediately below.  We will not extend credit to any one borrower that is in excess of regulatory limits.

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must be consistent with our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  Considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  Additionally, loans secured by real estate, underwriting considerations include property appraised value, loan-to-value ratios, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income and use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth, and operating experience.  We generally do not offer loans on a limited- or no-documentation basis unless fully secured by cash collateral.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise generally originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2013, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

Prior to processing and underwriting any loan request, we issue a proposal or letter of interest based on a preliminary analysis by our bankers, which letter details the terms and conditions on which we will consider the loan request.  Upon receipt of the signed letter of interest, a completed loan application and a deposit, a credit report and other required reports are ordered and, if necessary, additional information is requested.  Upon receipt of all requested information, we process and underwrite each loan application and prepare all the loan documentation after the loan has been approved.

Our credit memorandums, which are prepared by our underwriters, include a description of the transaction and prospective borrower and guarantors, the collateral securing the loan, if any, the proposed uses of loan proceeds and source(s) of repayment, as well as an analysis of the borrower’s business and personal financial statements and creditworthiness.  The financial statements and creditworthiness of any guarantors are also analyzed.  For loans secured by real property, the credit memorandum will include an analysis of the property.  Loans for which real estate is the primary collateral require an independent appraisal conducted by a licensed appraiser.  All appraisal reports are ordered and appropriately reviewed by our appraisal department.  Our board of directors reviews and approves annually the independent list of acceptable appraisers.  When appropriate, environmental reports are obtained and reviewed as well.

Following loan approval and prior to funding, our underwriting and processing departments ensure that all loan approval conditions have been satisfied, that loan terms conform with lending policies (or are properly documented as exceptions with required approvals), and that all the required documentation is present and in proper form.

Business loans are subject to our guidelines regarding appropriate covenants and periodic monitoring requirements which may include, but are not limited to:

·	Capital and lease expenditures;
·	Capital levels;
·	Salaries and other withdrawals;
·	Working capital levels;
·	Debt to net worth ratios;
·	Sale of assets;
·	Change of management;
·	Change of ownership;
·	Cash flow requirements;
·	Profitability requirements;
·	Debt service ratio;
·	Collateral coverage ratio; and
·	Current and quick ratios.

Subject to the above standards, our board of directors delegates authority and responsibility to management for loan approvals.  Our Credit Committee includes the Chief Credit Officer, Chief Banking Officer, Chief Executive Officer, Senior Vice President (“SVP”) Senior Credit Manager, SVP Portfolio Management, and each of our Vice President Credit Managers.  Depending upon the nature and size of each loan request, loans require between two and four approval signatures from members of our Credit Committee.

Our Loan Portfolio

Management and Servicing.  Portfolio management and loan servicing activities are centralized at our corporate headquarters.  Our loan servicing operations are designed to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and loss mitigation.  Following the funding of an approved loan, the data is entered into our core data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments.  Loan servicing activities include (i) collecting and remitting loan payments, (ii) accounting for principal and interest and other collections and expenses, and (iii) holding and disbursing escrow or impounding funds for real estate taxes and insurance premiums.

Our portfolio management operations are designed to ensure that management and the board of directors has timely and comprehensive information regarding the performance of our loan portfolio.  This information provides an essential leading indicator of potential performance issues prior to loan payment delinquency.  For substantially of the Company’s non-homogeneous loan portfolio, our Portfolio Managers collect financial information from borrowers and guarantors in order to conduct a detailed loan review in accordance with our policies, generally annually or more often as appropriate, but in no case less than biennially.  The Portfolio Managers also visit properties and businesses on a periodic basis to perform inspections of our collateral and associated revenue-generating activities of borrowers.  In conjunction with the loan review process, all loans in the portfolio are assigned a risk grade that, among other purposes, factors into the Company’s allowance for loan and lease loss calculations.

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

Loan Portfolio Composition.  At December 31, 2013, our net loans receivable held for investment totaled $1.2 billion and our loans receivable held for sale totaled $3.1 million.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2013			2012			2011
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$187,035	15.0%	5.0%	$115,354	11.7%	5.3%	$86,684	11.7%	5.8%
Commercial owner occupied (1)	221,089	17.8%	5.3%	150,934	15.3%	6.1%	152,299	20.6%	6.6%
SBA	10,659	0.9%	5.9%	6,882	0.7%	6.0%	4,727	0.7%	6.0%
Warehouse facilities	87,517	7.0%	4.1%	195,761	19.9%	4.8%	67,518	9.1%	5.4%
Real estate loans:
Commercial non-owner occupied	333,544	26.9%	5.3%	253,409	25.6%	5.7%	164,341	22.2%	6.6%
Multi-family	233,689	18.8%	4.8%	156,424	15.9%	5.8%	193,830	26.2%	6.0%
One-to-four family (2)	145,235	11.7%	4.4%	97,463	9.9%	4.7%	60,027	8.1%	5.1%
Construction	13,040	1.0%	5.2%	-	0.0%	0.0%	-	0.0%	0.0%
Land	7,605	0.6%	4.7%	8,774	0.9%	4.9%	6,438	0.9%	5.8%
Other loans	3,839	0.3%	5.8%	1,193	0.1%	6.2%	3,390	0.5%	7.6%
Total gross loans	1,243,252	100.0%	5.0%	986,194	100.0%	5.4%	739,254	100.0%	6.1%
Less loans held for sale	3,147			3,681			-
Total gross loans held for investment	1,240,105			982,513			739,254
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	18			(306)			(665)
Allowance for loan losses	(8,200)			(7,994)			(8,522)
Loans held for investment, net	$1,231,923			$974,213			$730,067

	2010			2009
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$42,077	7.5%	6.3%	$31,109	5.4%	7.0%
Commercial owner occupied (1)	113,025	20.0%	6.6%	103,019	17.9%	7.1%
SBA	4,088	0.7%	5.9%	3,337	0.5%	5.7%
Warehouse facilities	12,610	2.2%	6.1%	-	0.0%	0.0%
Real estate loans:
Commercial non-owner occupied	130,525	22.9%	6.7%	149,577	26.0%	6.8%
Multi-family	243,584	42.9%	6.2%	278,744	48.4%	6.2%
One-to-four family (2)	20,318	3.6%	5.4%	8,491	1.5%	8.3%
Other loans	1,417	0.2%	4.5%	1,991	0.3%	1.3%
Total gross loans	567,644	100.0%	6.4%	576,268	100.0%	6.6%
Less loans held for sale	-			-
Total gross loans held for investment	567,644			576,268
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts)	(3,227)			(779)
Allowance for loan losses	(8,879)			(8,905)
Loans held for investment, net	$555,538			$566,584

(1) Secured by real estate.
(2) Includes second trust deeds.

Loan Portfolio Characteristics.   In general, the Company does not require regular updates of collateral valuations for non-homogeneous loans that are not classified as potential problem or problem loans.  However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as potential problem loans at least every twenty-four months.  Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss (“ALLL”) policy.  Market values may be substantiated by obtaining an appraisal or an appropriate evaluation.  At December 31, 2013, 39% of multi-family, 51% of non-owner occupied CRE loans and 36% of owner occupied CRE loans had current updated collateral valuations within the last twenty-four months.

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

	At December 31, 2013
	Average
	Loan Size	Maturity (years)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Business loans:
Commercial and industrial	$338	5	N/A	N/A
Commercial owner occupied	864	16	63%	N/A
SBA	184	21	N/A	N/A
Warehouse facilities	4,606	37	N/A	N/A
Real estate loans:
Commercial non-owner occupied	1,313	16	60%	1.57
Multi-family	1,273	26	74%	1.31
One-to-four family	360	26	61%	N/A
Construction	767	1	N/A	N/A
Land	543	5	69%	N/A
Other loans	9	11	N/A	N/A

Loan Maturity.  For our commercial real estate and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2013, we had $154.4 million or 12.5% of total gross loans held for investment that were due to mature in one year or less, primarily in our C&I loan category of $84.1 million and non-owner occupied CRE category of $36.6 million.

The following table shows the contractual maturity of the Company's loans without consideration to prepayment assumptions at the date indicated:

	At December 31, 2013
	Commercial and Industrial	Commercial Owner Occupied	SBA	Warehouse	Commercial Non-owner Occupied	Multi- Family	One-to-Four Family	Construction	Land	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$84,094	$12,282	$13	$-	$36,620	$1,187	$1,730	$13,040	$4,155	$1,273	$154,394
More than one year to three years	13,249	24,079	40	-	35,906	2,549	5,445	-	1,813	493	83,574
More than three years to five years	18,693	12,940	135	-	12,896	3,483	1,597	-	157	48	49,949
More than five years to 10 years	48,123	45,961	2,210	-	49,463	1,942	1,422	-	296	288	149,705
More than 10 years to 20 years	16,276	28,763	-	-	20,669	20,098	12,811	-	495	1,254	100,366
More than 20 years	6,600	97,064	8,261	87,517	177,990	204,430	122,230	-	689	483	705,264
Total gross loans	187,035	221,089	10,659	87,517	333,544	233,689	145,235	13,040	7,605	3,839	1,243,252
Plus (less) for
Deferred loan origination costs	3	3	-	1	5	4	2	-	-	-	18
Allowance for loan losses	(1,968)	(1,818)	(151)	(392)	(1,658)	(817)	(1,099)	(136)	(127)	(34)	(8,200)
Total loans, net	185,070	219,274	10,508	87,126	331,891	232,876	144,138	12,904	7,478	3,805	1,235,070
Loans held for sale, net	-	-	-	-	-	-	3,147	-	-	-	3,147
Loans held for investment, net	$185,070	$219,274	$10,508	$87,126	$331,891	$232,876	$140,991	$12,904	$7,478	$3,805	$1,231,923

    The following table sets forth at December 31, 2013 the dollar amount of gross loans receivable contractually due after December 31, 2014 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2013
	Loans Due After December 31, 2014
	Fixed	Adjustable	Total
	(in thousands)
Business loans:
Commercial and industrial	$45,061	$57,880	$102,941
Commercial owner occupied	50,056	158,751	208,807
SBA	1,707	8,939	10,646
Warehouse facilities	-	87,517	87,517
Real estate loans:
Commercial non-owner occupied	32,506	264,418	296,924
Multi-family	1,471	231,031	232,502
One-to-four family	85,297	58,208	143,505
Construction	-	-	-
Land	140	3,310	3,450
Other loans	2,229	337	2,566
Total gross loans	$218,467	$870,391	$1,088,858

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)

Beginning balance of gross loans	$986,194	$739,254	$567,644	$576,268	$628,767
Loans originated:
Business loans:
Commercial and industrial	96,484	42,152	33,209	28,030	4,249
Commercial owner occupied (1)	47,719	27,549	1,838	600	365
SBA	21,526	8,639	4,309	2,322	1,150
Warehouse facilities	89,810	193,668	62,750	35,500	-
Real estate loans:
Commercial non-owner occupied	135,767	55,347	18,140	-	-
Multi-family	71,537	24,822	4,318	-	494
One-to-four family (2)	2,825	20,197	6,085	-	200
Construction	36,264	-	-	-	-
Land	2,215	-	-	-	-
Other loans	694	1,772	65	5,183	958
Total loans originated	504,841	374,146	130,714	71,635	7,416
Loans purchased:
Commercial and industrial	34,950	5,033	28,536	745	-
Commercial owner occupied	46,641	11,786	67,359	26,380	-
Commercial non-owner occupied	16,763	62,601	39,963	2,579	-
Multi-family	43,558	3,690	3,075	-	4,051
One-to-four family	82,842	38,588	28,987	-	-
Construction	1,399	198	5,592	-	-
Land	2,770	5,395	9,414	-	-
Other loans	718	2,256	21,995	9,884	-
Total loans purchased	229,641	129,547	204,921	39,588	4,051
Total loan production	734,482	503,693	335,635	111,223	11,467
Total	1,720,676	1,242,947	903,279	687,491	640,234
Plus (less) for:
Principal repayments	(180,864)	(184,580)	(100,671)	(61,983)	(56,808)
Change in mark-to-market discounts from acquisitions	3,867	8,513	3,233	-	-
Change in undisbursed loan funds	(260,683)	(47,803)	(15,377)	(21,984)	4,701
Sales of loans	(36,717)	(28,217)	(42,201)	(29,977)	(2,515)
Charge-offs	(2,031)	(1,515)	(4,014)	(2,339)	(4,811)
Transfer to other real estate owned	(996)	(3,151)	(4,995)	(3,564)	(4,533)
Total gross loans	1,243,252	986,194	739,254	567,644	576,268
Less ending balance loans held for sale, gross	3,147	3,681	-	-	-
Ending balance loans held for investment, gross	$1,240,105	$982,513	$739,254	$567,644	$576,268

(1) Gross loans includes loans held for investment and loans held for sale.
(2) Includes second trust deeds.

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2013, loans delinquent 60 or more days as a percentage of total gross loans was 0.09%, up from 0.08% at year-end 2012.

    The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	-	$-	1	$446	3	1,214
SBA	-	-	-	-	1	14	1	14
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	560	2	560
One-to-four family	3	71	-	-	4	123	7	194
Other loans	3	130	-	-	-	-	3	130
Total	8	$969	-	$-	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		0.00%		0.09%		0.17%

At December 31, 2012
Business loans:
Commercial and industrial	-	$-	1	$58	1	$218	2	276
Commercial owner occupied	-	-	1	245	-	-	1	245
SBA	-	-	-	-	4	185	4	185
Real estate loans:
One-to-four family	2	101	-	-	2	79	4	180
Other loans	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At December 31, 2011
Business loans:
Commercial and industrial	1	$12	-	$-	4	$1,057	5	1,069
Commercial owner occupied	-	-	-	-	3	919	3	919
SBA	1	49	1	113	8	665	10	827
Real estate loans:
Commercial non-owner occupied	1	434	-	-	3	1,244	4	1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Other loans	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At December 31, 2010
Business loans:
Commercial owner occupied	1	$184	-	$-	3	$2,225	4	$2,409
SBA	-	-	-	-	7	846	7	846
Real estate loans:
Commercial non-owner occupied	2	617	-	-	-	-	2	617
One-to-four family	3	402	1	17	1	20	5	439
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

At December 31, 2009
Business loans:
Commercial owner occupied	-	$-	-	$-	2	$996	2	$996
SBA	1	69	1	52	3	463	5	584
Real estate loans:
Multi-family	1	3,150	-	-	3	2,073	4	5,223
Commercial non-owner occupied	1	694	-	-	1	1,851	2	2,545
One-to-four family	3	44	-	-	4	97	7	141
Other	1	18	-	-	-	-	1	18
Total	7	$3,975	1	$52	13	$5,480	21	$9,507
Delinquent loans to total gross loans		0.69%		0.01%		0.95%		1.65%

(1) All 90 day or greater delinquencies are on nonaccrual status and are reported as part of nonperforming loans.

Allowance for Loan Losses.  We maintain an ALLL to absorb losses inherent in the loans held for investment portfolio at the consolidated statements of financial condition date.  Management evaluates the adequacy of the allowance quarterly to maintain the allowance at levels sufficient to provide for these inherent losses.  The ALLL is reported as a reduction of loans held for investment.  The allowance is increased by a provision for loan losses which is charged to expense and reduced by charge-offs, net of recoveries.  Loans held for sale are carried at the lower of amortized cost or fair value.  Net unrealized losses, if any, are recorded in current earnings.

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

We separate our assets, largely loans, by type, and we use various asset classifications to segregate the assets into various risk categories.  We use the various asset classifications as a means of measuring risk for determining the valuation allowance for groups and individual assets at a point in time.  Currently, we designate our assets into a category of “Pass,” “Special Mention,” “Substandard,” “Doubtful” or “Loss.”  A brief description of these classifications follows:

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

The Company’s CIRC reviews the Portfolio Management Department’s recommendations for classifying our assets monthly and reports the results of our review to the board of directors.  At December 31, 2013, we had $21.2 million of assets classified as substandard, compared to $35.2 million at December 31, 2012.  The decrease primarily consists of $10.7 million of loans, $1.1 million of OREO and $2.2 million of investment securities sold during 2013.

    The following tables set forth information concerning substandard assets at the dates indicated:

	At December 31, 2013
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,776	11	$-	-	$--	--	$2,776	11
Commercial owner occupied	12,000	21	245	1	--	--	12,245	22
SBA	-	1	-	-	--	--	-	1
Real estate loans:
Commercial non-owner occupied	3,654	6	-	-	--	--	3,654	6
Multi-family	517	1	-	-	--	--	517	1
One-to-four family	1,083	13	-	-	--	--	1,083	13
Land	-	-	941	2	--	--	941	2
Other loans	5	1	-	-	--	--	5	1
Securities	--	--	--	--	-	-	-	-
Total substandard assets	$20,035	54	$1,186	3	$-	-	$21,221	57

	At December 31, 2012
	Loans		OREO		Securities		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Fair Value	# of Securities	Balance	# of Assets
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,367	16	$-	-	$--	--	$3,367	16
Commercial owner occupied	11,930	26	-	-	--	--	11,930	26
SBA	63	6	-	-	--	--	63	6
Real estate loans:
Commercial non-owner occupied	12,137	14	-	-	--	--	12,137	14
Multi-family	1,838	3	-	-	--	--	1,838	3
One-to-four family	1,402	13	-	-	--	--	1,402	13
Land	12	1	2,258	4	--	--	2,270	5
Other loans	16	1	-	-	--	--	16	1
Securities	--	--	--	--	2,210	47	2,210	47
Total substandard assets	$30,765	80	$2,258	4	$2,210	47	$35,233	131

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

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using our trailing twelve-month, twenty-four month, thirty-six month and annualized trailing six-month actual charge-off data for all loan types except (1) loans fully secured by cash deposits, the guaranteed portion of SBA loans and FHA/VA guaranteed 1st trust deed loans, for which there is no loss exposure, (2) certain loan segments for which we have no recent loss experience and for which we rely on charge-off data for all FDIC insured commercial banks and savings institutions based in California, and (3) negative deposit accounts.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

As of December 31, 2013, the ALLL totaled $8.2 million, up $206,000 from December 31, 2012 and down $322,000 from December 31, 2011.  At December 31, 2013, the ALLL as a percent of nonperforming loans was 364.3%, compared with 362.4% at December 31, 2012 and 139.9% at December 31, 2011.  At December 31, 2013, the ALLL as a percent of gross loans was 0.66%, down from 0.81% at December 31, 2012 and 1.15% at December 31, 2011.  The decrease in the current year ratio was primarily related to the continued strong performance of our originated loan portfolio, reflected in our low levels of delinquency, non-performing loans and charge-offs, offset by continuing growth in the portfolio.  The ALLL is additionally supported by fair market value credit discounts associated with our acquisitions of CNB and PDNB from the FDIC as receiver (in February 2011 and April 2012 respectively.)  At December 31, 2013, management deems the ALLL to be sufficient to provide for inherent losses within the loan portfolio.

The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$7,994	$8,522	$8,879	$8,905	$5,881
Provision for loan losses	1,860	751	3,255	2,092	7,735
Charge-offs:
Business loans:
Commercial and industrial	509	512	1,285	708	1,409
Commercial owner occupied	232	265	307	264	59
SBA	143	132	90	398	906
Real estate:
Commercial non-owner occupied	756	88	43	512	317
Multi-family	101	-	489	334	1,527
One-to-four family	272	371	1,408	123	125
Land	-	145	164	-	-
Other loans	18	2	228	-	468
Total charge-offs	2,031	1,515	4,014	2,339	4,811
Recoveries:
Business loans:
Commercial and industrial	138	2	9	13	4
SBA	50	163	211	154	31
Real estate:
Commercial non-owner occupied	-	21	-	-	-
One-to-four family	47	8	142	40	26
Land	-	-	23	-	-
Other loans	142	42	17	14	39
Total recoveries	377	236	402	221	100
Net loan charge-offs	1,654	1,279	3,612	2,118	4,711
Balance at end of period	$8,200	$7,994	$8,522	$8,879	$8,905

Ratios
Net charge-offs to average net loans	0.16%	0.16%	0.53%	0.39%	0.79%
Allowance for loan losses to gross loans at end of period	0.66%	0.81%	1.15%	1.56%	1.55%

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2013			2012			2011
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,968	15.0%	1.05%	$1,310	11.7%	1.14%	$1,361	11.7%	1.57%
Commercial owner occupied	1,818	17.8%	0.82%	1,512	15.3%	1.00%	1,119	20.6%	0.73%
SBA	151	0.9%	1.42%	79	0.7%	1.15%	80	0.7%	1.69%
Warehouse facilities	392	7.0%	0.45%	1,544	19.9%	0.79%	1,347	9.1%	2.00%
Real estate loans:
Commercial non-owner occupied	1,658	26.9%	0.50%	1,459	25.6%	0.58%	1,287	22.2%	0.78%
Multi-family	817	18.8%	0.35%	1,145	15.9%	0.73%	2,281	26.2%	1.18%
One-to-four family	1,099	11.7%	0.76%	862	9.9%	0.88%	931	8.1%	1.55%
Construction	136	1.0%	1.04%	-	0.0%	0.00%	-	0.0%	0.00%
Land	127	0.6%	1.67%	31	0.9%	0.35%	39	0.9%	0.61%
Other loans	34	0.3%	0.89%	52	0.1%	4.36%	77	0.5%	2.27%
Total	$8,200	100.0%	0.66%	$7,994	100.0%	0.81%	$8,522	100.0%	1.15%

	2010			2009
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,018	7.5%	4.80%	$2,410	5.4%	7.75%
Commercial owner occupied	1,687	20.0%	1.49%	907	17.9%	0.88%
SBA	145	0.7%	3.55%	326	0.5%	9.77%
Warehouse facilities	338	2.2%	2.68%	-	0.0%	0.00%
Real estate loans:
Commercial non-owner occupied	1,580	22.9%	1.21%	1,602	26.0%	1.07%
Multi-family	2,729	42.9%	1.12%	3,386	48.4%	1.21%
One-to-four family	332	3.6%	1.63%	272	1.5%	3.20%
Other loans	50	0.2%	3.53%	2	0.3%	0.10%
Total	$8,879	100.0%	1.56%	$8,905	100.0%	1.55%

    The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:
	At December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)

Allocated allowance	$8,095	98.7%	$7,994	100.0%	$8,522	100.0%	$8,832	99.5%	$8,905	100.0%
Specific allowance	105	1.3%	-	0.0%	-	0.0%	47	0.5%	-	0.0%
Total	$8,200	100.0%	$7,994	100.0%	$8,522	100.0%	$8,879	100.0%	$8,905	100.0%

Investment Activities

Our investment policy, as established by our board of directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement our lending activities.  Specifically, our investment policy limits our investments to U.S. government securities, federal agency-backed securities, non-government guaranteed mortgage-backed securities (“MBS”), municipal bonds, and corporate bonds.

Our investment securities portfolio amounted to $271.5 million at December 31, 2013, as compared to $95.3 million at December 31, 2012, representing a 184.9% increase.  The increase in securities since year-end 2012 was primarily due to the FAB acquisition in March 2013, which added $222.4 million of investment securities at the acquisition date, the SDTB acquisition in June 2013, which added $124.8 million at the acquisition date, and purchases of $101.3 million of investment securities, partially offset by the sale of $232.5 million of securities and principal pay downs of $33.7 million.  The purchase of investment securities primarily related to investing excess liquidity from our bank acquisitions, while the sales were made to help fund loan production and improve our interest-earning asset mix by redeploying investment securities dollars into loans.  As of December 31, 2013, the investment securities portfolio consisted of $161.9 million in government sponsor enterprises (“GSE”) MBS, $94.1 million in municipal bonds, $81,000 in U.S. Treasuries, $7.5 million of FHLB stock, and $8.0 million of stock from the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), The Independent BankersBank (“TIB”) Stock, and an investment in a fund that provides Community Reinvestment Act (“CRA”) credit to the Bank.  At December 31, 2013, we had an estimated par value of $34.0 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements (“Repurchase Agreements”).

All of our $94.1 million municipal bond securities in our portfolio have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better.  The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company has reduced its exposure to any single adverse event by holding securities from geographically diversified municipalities.  We are continually monitoring the quality of our municipal bond portfolio in light of the current financial conditions.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

Below is a table of our securities by security type further separated by rating agency grade at the date indicated:

		At December 31, 2013
Security Type	Ratings	Number	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
		(dollars in thousands)

U.S. Treasury	AAA	1	$73	$73	$8	$81
Municipal bonds	AAA - A+	197	90,485	95,388	(1,261)	94,127
Government Sponsored Enterprise	AAA	51	159,572	165,857	(3,976)	161,881
Total investment securities available for sale		249	$250,130	$261,318	$(5,229)	$256,089

    The following table sets forth the amortized costs and fair values of the Company's investment securities available for sale and stock at the dates indicated:

	At December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Investment securities available for sale
U.S. Treasury	$73	$81	$147	$159	$147	$162
Municipal bonds	95,388	94,127	25,401	26,586	23,354	24,139
Mortgage-backed securities (1)	165,857	161,881	56,641	57,321	91,605	91,344
Total investment securities available for sale	261,318	256,089	82,189	84,066	115,106	115,645

Stock
FHLB	7,483	7,483	9,228	9,228	10,456	10,456
Other (2)	7,967	7,967	2,019	2,019	2,019	2,019
Total stock	15,450	15,450	11,247	11,247	12,475	12,475
Total securities	$276,768	$271,539	$93,436	$95,313	$127,581	$128,120

(1) GSE securities % of total investments for sale	63.5%	63.2%	68.9%	68.2%	79.6%	79.0%
(2) Includes Federal Reserve Bank, TIB, and CRA stock.

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio and stock by contractual maturity at the date indicated.

	At December 31, 2013
	One Year		More than One Year		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale
U.S. Treasury	$-	0.00%	$81	4.15%	$-	0.00%	$-	0.00%	$81	4.15%
Municipal bonds	-	0.00%	9,909	0.95%	43,173	1.79%	41,045	3.13%	94,127	2.29%
Mortgage-backed securities	-	0.00%	-	0.00%	13,235	1.40%	148,646	2.23%	161,881	2.16%
Total investment securities available for sale	-	0.00%	9,990	0.97%	56,408	1.70%	189,691	2.42%	$256,089	2.21%

Stock
FHLB	7,483	0.03%	-	0.00%	-	0.00%	-	0.00%	7,483	0.03%
Other (1)	7,967	4.38%	-	0.00%	-	0.00%	-	0.00%	7,967	4.38%
Total stock	15,450	2.27%	-	0.00%	-	0.00%	-	0.00%	$15,450	2.27%
Total securities	$15,450	2.27%	$9,990	0.97%	$56,408	1.70%	$189,691	2.42%	$271,539	2.21%

(1) Includes Federal Reserve Bank, TIB, and CRA stock.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2013, we had $3.4 million of nonperforming assets, which consisted of $2.2 million of net nonperforming loans and $1.2 million of OREO.  At December 31, 2012, we had $4.5 million of nonperforming assets, which consisted of $2.2 million of nonperforming loans and $2.3 million of OREO.

At December 31, 2013, OREO consisted of two land properties and one CRE property, compared to four land properties at December 31, 2012.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell.  The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession.  After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $225,000 in 2013, $259,000 in 2012 and $243,000 in 2011.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $311,000 in 2013, $405,000 in 2012 and $413,000 in 2011.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$-	$347	$1,177	$54	$955
Commercial owner occupied	747	14	2,053	2,225	996
SBA	14	260	700	971	880
Real estate loans:
Commercial non-owner occupied	983	670	1,495	-	1,851
Multi-family	-	266	293	-	5,223
One-to-four family	507	522	323	27	107
Land	-	127	52	-	-
Specific allowance	-	-	-	-	-
Total nonperforming loans, net	2,251	2,206	6,093	3,277	10,012
Other real estate owned	1,186	2,258	1,231	34	3,380
Total nonperforming assets, net	$3,437	$4,464	$7,324	$3,311	$13,392

Allowance for loan losses	$8,200	$7,994	$8,522	$8,879	$8,905
Allowance for loan losses as a percent of total nonperforming loans, gross	364.28%	362.38%	139.87%	270.95%	88.94%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (1)	0.18%	0.22%	0.82%	0.58%	1.74%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.20%	0.38%	0.76%	0.40%	1.66%

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

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our 13 branch network in California.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2013 were $1.3 billion, compared to $904.8 million at December 31, 2012.  At December 31, 2013, certificates of deposit constituted 24.1% of total deposits, compared to 39.9% at the year-end 2012.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2013, we had $202.5 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement its generation of deposits from businesses and consumers.  At December 31, 2013, we had no wholesale or broker deposits.

The following table presents the deposit activity for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net deposits	$397,552	$70,111	$161,428
Interest credited on deposit accounts	3,966	5,780	8,209
Total increase in deposit accounts	$401,518	$75,891	$169,637

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2013			2012			2011
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$366,755	28.1%	0.00%	$213,636	23.6%	0.00%	$112,313	13.5%	0.00%
Interest bearing checking	120,886	9.3%	0.11%	14,299	1.6%	0.10%	63,620	7.7%	0.23%
Money market	427,577	32.7%	0.29%	236,206	26.1%	0.32%	132,509	16.0%	0.66%
Regular passbook	76,412	5.8%	0.14%	79,420	8.8%	0.22%	91,747	11.1%	0.50%
Total transaction accounts	991,630	75.9%	0.15%	543,561	60.1%	0.19%	400,189	48.3%	0.37%
Certificates of deposit accounts:
Less than 1.00%	120,583	9.2%	0.39%	147,813	16.4%	0.58%	87,191	10.5%	0.68%
1.00 - 1.99	181,046	13.9%	1.06%	197,554	21.9%	1.16%	263,241	31.8%	1.34%
2.00 - 2.99	11,503	0.8%	2.83%	13,439	1.4%	2.78%	73,744	8.8%	2.20%
3.00 -3.99	795	0.1%	3.28%	1,130	0.1%	3.44%	1,464	0.2%	3.41%
4.00 - 4.99	2	0.0%	4.93%	395	0.0%	4.29%	1,380	0.2%	4.47%
5.00 - 5.99	727	0.1%	5.25%	876	0.1%	5.27%	1,668	0.2%	5.24%
Total certificates of deposit accounts	314,656	24.1%	0.88%	361,207	39.9%	1.00%	428,688	51.7%	1.39%
Total deposits	$1,306,286	100.0%	0.33%	$904,768	100.0%	0.51%	$828,877	100.0%	0.89%

    The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	At December 31, 2013
	Less than 1.00%	1.00% - 1.99%	2.00% - 2.99%	3.00% - 3.99%	4.00% - 4.99%	5.00% and greater	Total	% of Total	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit accounts
Within 3 months	$33,054	$3,083	$298	$106	$-	$6	$36,547	11.6%	0.47%
4 to 6 months	21,797	30,933	6	-	-	2	52,738	16.8%	0.79%
7 to 12 months	47,996	64,825	335	-	-	58	113,214	36.0%	0.78%
13 to 24 months	13,937	75,908	10,623	672	-	123	101,263	32.2%	1.16%
25 to 36 months	2,478	4,267	117	-	-	237	7,099	2.3%	1.11%
37 to 60 months	794	2,009	31	-	-	300	3,134	0.9%	1.56%
Over 60 months	528	21	94	16	2	-	661	0.2%	0.96%
Total	$120,584	$181,046	$11,504	$794	$2	$726	$314,656	100.0%	0.88%

With the enactment of the Dodd-Frank Act deposit insurance coverage was made unlimited for non-interest bearing transaction accounts until December 31, 2013, and thereafter the maximum insurance coverage reverted to $250,000 consistent with all other deposit accounts.  At December 31, 2013, we had $189.3 million in certificate accounts in amounts of greater than $100,000, and of that amount $58.6 million in certificate accounts in amounts of greater than $250,000 maturing as follows:

	At December 31, 2013
	$100,000 to $250,000			Greater than $250,000			Total Greater than $100,000
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)

Three months or less	$12,724	0.45%	0.97%	$5,322	0.66%	0.41%	$18,046	0.52%	1.38%
Over three months through 6 months	17,054	0.80%	1.31%	15,067	0.98%	1.15%	32,121	0.88%	2.46%
Over 6 months through 12 months	47,074	0.83%	3.60%	22,294	0.90%	1.71%	69,368	0.86%	5.31%
Over 12 months	53,859	1.18%	4.12%	15,949	1.07%	1.22%	69,808	1.15%	5.34%
Total	$130,711	0.93%	10.00%	$58,632	0.95%	4.49%	$189,343	0.94%	14.49%

Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $704.3 million as of December 31, 2013.  At December 31, 2013, the Company had $156.0 million in overnight FHLB advances, compared to $87.0 million in overnight FHLB advances at December 31, 2012.  The FHLB advances at December 31, 2013 were collateralized by real estate loans and securities with an aggregate balance of $549.7 million and FHLB stock of $7.5 million.  With this pledged collateral, the Company has additional available advances of $227.7 million as of December 31, 2013.

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

As of December 31, 2013, the Company has three Repurchase Agreements totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2013 secured by GSE MBS totaling an estimated par value of $34.0 million.  The Repurchase Agreements were entered into in 2008 at a term of 10 years each with the buyers of the Repurchase Agreements having the option to terminate the Repurchase Agreements after the fixed interest rate period has expired.  The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million Repurchase Agreement, 3.47% on the other $10.0 million Repurchase Agreement, and 3.45% on the $8.5 million Repurchase Agreement.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2013, the Company sold securities under agreement to repurchase of $18.6 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $18.6 million.

Additionally, we had $1.0 million in outstanding balances on our unsecured line of credit with one of our correspondent banks at a 1.00% rate.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 2.99% as of December 31, 2013.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	$156,000	$87,000	$-
Weighted average interest rate at end of year	0.06%	0.28%	0.00%
Average balance outstanding	$26,137	$9,154	$6,630
Weighted average interest rate during the year	0.15%	0.28%	0.80%
Maximum amount outstanding at any month-end during the year	$156,000	$87,000	$35,000

Other borrowings
Balance outstanding at end of year	$48,091	$28,500	$28,500
Weighted average interest rate at end of year	1.98%	3.26%	3.26%
Average balance outstanding	$45,310	$28,500	$28,500
Weighted average interest rate during the year	2.09%	3.31%	3.32%
Maximum amount outstanding at any month-end during the year	$52,077	$28,500	$28,500

Debentures
Balance outstanding at end of year	$10,310	$10,310	$10,310
Weighted average interest rate at end of year	2.99%	3.09%	3.15%
Average balance outstanding	$10,310	$10,310	$10,310
Weighted average interest rate during the year	2.98%	3.16%	3.01%
Maximum amount outstanding at any month-end during the year	$10,310	$10,310	$10,310

Total borrowings
Balance outstanding at end of year	$214,401	$125,810	$38,810
Weighted average interest rate at end of year	0.63%	1.19%	3.23%
Average balance outstanding	$81,757	$47,964	$45,440
Weighted average interest rate during the year	1.58%	2.70%	2.88%
Maximum amount outstanding at any month-end during the year	$218,387	$125,810	$73,810

Subsidiaries

At December 31, 2013, we had two operating subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our consolidated statements of financial condition.  In October 2012, we formed PPBI Interim Corporation as a wholly owned subsidiary of the Bank solely for the purpose of facilitating the acquisition of FAB.

Personnel

As of December 31, 2013, we had 229 full-time employees and two part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

Competition

We consider our Bank to be a community bank focused on the commercial banking business, with our primary market encompassing California.  To a lesser extent, we also compete in several broader regional and national markets through our HOA Banking, SBA, Warehouse Lending, Franchise Lending and Income Property business units.
The banking business is highly competitive with respect to virtually all products and services.  The industry continues to consolidate, and unregulated competitors in the banking markets have focused products targeted at highly profitable customer segments.  Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products.

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

We work to anticipate and adapt to competitive conditions whether it is by developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, or providing highly personalized banking services.  We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing a high level of service to enhance customer loyalty and to attract and retain business.  However, no assurances can be given that our efforts to compete in our market areas will continue to be successful.

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

As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve.  We are required to file with the Federal Reserve quarterly and annual reports and such additional information as the Federal Reserve may require pursuant to the BHCA.  The Federal Reserve may conduct examinations of bank holding companies and their subsidiaries.  The Corporation is also a bank holding company within the meaning of the California Financial Code (the “Financial Code”).  As such, the Corporation and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

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

Capital Requirements.  Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies.  These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk.  Under federal regulations, bank holding companies and banks must meet the following risk-based capital requirements: a minimum ratio of 8% of total capital to risk-weighted assets, and a minimum ratio of 4% of Tier 1 capital to risk-weighted assets.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum ratio of 10% of total capital to risk-weighted assets, and a minimum ratio of 6% of Tier 1 capital to risk-weighted assets.  The regulatory capital requirements, as well as the actual capital ratios for the Corporation and the Bank as of December 31, 2013, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof.  See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof.  As of December 31, 2013, the Corporation had a consolidated ratio of 13.17% of total capital to risk-weighted assets and a consolidated ratio of 12.54% of Tier 1 capital to risk-weighted assets and the Bank had a ratio of 12.97% of total capital to risk-weighted assets and a ratio of 12.34% of Tier 1 capital to risk-weighted assets.

Under federal regulations, “Tier 1 capital” is defined to include: common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities.  The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation.  The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital.  Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”  As of December 31, 2013, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital.  Also, goodwill and most intangible assets are deducted from Tier 1 capital.  For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments.  The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital.  For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

In addition to the risk-based guidelines described above, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum leverage ratio of 5%.  As of December 31, 2013, Corporation had a consolidated leverage ratio of 10.29% and the Bank had a leverage ratio of 10.03%.

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

In addition, the DBO has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.

As of December 31, 2013, the Bank was “well capitalized” according to the guidelines as generally discussed above.

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

The Bank's ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $34.8 million at December 31, 2013.

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

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock.

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

As required by the Dodd-Frank Act, the FDIC amended its regulations, effective as of the second quarter of 2011, to base the insurance assessment calculation on the average consolidated assets less average tangible equity of the insured institution.  The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC’s reserve ratio equals 1.15%.  Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above).  The assessment rate for the Bank during 2012 was 8.5 basis points.  Thus, this new FDIC assessment methodology is favorable to smaller community banks due to their smaller asset size.  However, the FDIC has indicated that that it may change the methodology of the deposit insurance premium to a more risk-based assessment in the future.  Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program our FDIC insurance premium expense was $749,000 for 2013, $638,000 for 2012 and $809,000 in 2011.

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2013, the Bank’s limit on aggregate secured loans-to-one-borrower was $46.8 million and unsecured loans-to-one borrower was $28.1 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

Community Reinvestment Act and the Fair Lending Laws.  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities.  The CRA generally requires the federal banking regulators to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Based on its last CRA examination, the Bank received a “satisfactory” rating.

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

Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions.  The Company has not been audited by the IRS.  For its 2013 and 2012 tax years, the Company was subject to a maximum tax rate of 35.00% and state income tax rate of 10.84%.

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

From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2013 has been slower than expected.  Although economic conditions have recently shown signs of improvement, unemployment remains high.  Declines in real estate values and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets.  A sustained weakness or further weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our ALLL.  We may also face the following risks in connection with these events:

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

There was significant disruption and volatility in the financial and capital markets in 2008 and 2009.  The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure.  These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  While economic conditions have shown signs of improvement, the sustainability of an economic recovery is uncertain, and there can be no assurance that the economic conditions that adversely affected the financial services industry, and the capital, credit and real estate markets generally, will continue to improve in the near or long term, in which case, we could experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.  If economic conditions were to deteriorate, particularly within our geographic region, it could result in the following additional consequences, any of which could have a material adverse effect on our business, results of operations and financial condition:

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

Our total nonperforming assets amounted to $3.4 million, or 0.20% of our total assets, at December 31, 2013, down from $4.5 million or 0.38% at December 31, 2012.  We had $1.7 million of net loan charge-offs for 2013, up from $1.3 million in 2012.  Our provision for loan losses was $1.9 million in 2013, up from $751,000 in 2012.  If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

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

In addition, the Federal Reserve and the DBO, as part of their supervisory function, periodically review our ALLL.  Either agency may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by them could also adversely affect our financial condition and results of operations.

Cautious economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California.  As a result of continued difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  Any further decline in the California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within California.  As of December 31, 2013, approximately 90% of our loans secured by real estate were located in California.  If real estate values were to decline, especially in California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk is increasing due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2013, our commercial real estate loans amounted to $567.2 million, or 45.7% of our total loan portfolio, and our commercial business loans amounted to $506.3 million, or 40.7% of our total loan portfolio.  At such date, our largest outstanding commercial business loan was $34.7 million and our largest multiple borrower relationship and largest outstanding commercial real estate loan was also $34.7 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

At December 31, 2013, $256.1 million of our securities were classified as available-for-sale.  At such date, the aggregate net unrealized loss on our available-for-sale securities was $5.2 million.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2013, we reported a non-cash, OTTI charge of $4,000 on our securities portfolio.  We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize additional OTTI charges related to securities in the future.  At December 31, 2013, we had stock holdings in the FHLB of San Francisco totaling $7.5 million, and other stock holdings of $8.0 million which included stock from FRB, a CRA investment, and TIB.  The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2013, we did not recognize an impairment charge related to our stock holdings.  There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

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

Federal and state banking agencies, including the Federal Reserve, the FDIC and the DBO, periodically conduct examinations of our business, including compliance with laws and regulations.  If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

We may in the future engage in additional FDIC-assisted transactions, which could present additional risk to our business.

On February 11, 2011 and April 27, 2012, we completed acquisitions of assets and assumption of deposits and liabilities of CNB (“Canyon National Acquisition”) and PDNB (“Palm Desert National Acquisition”), respectively, from the FDIC.  We acquired the assets and assumed the liabilities of CNB and Palm Desert National without entering into a loss sharing agreement with the FDIC.  In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with additional opportunities to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions.  The Canyon National Acquisition, the Palm Desert National Acquisition and any future acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because FDIC-assisted transactions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions.  The risks related to the Canyon National Acquisition, the Palm Desert National Acquisition and other future FDIC-assisted transactions include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We may not be successful in overcoming these risks or any other problems encountered in connection with the Canyon National Acquisition, the Palm Desert National Acquisition or other future FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

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

Our HOA business is substantially dependent upon its relationship with Associa, which is the entity that owns and controls the HOA management companies that manage the HOAs from which we receive a majority of our HOA deposits.

On March 15, 2013, we acquire FAB, which is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  A majority of our HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”).  At December 31, 2013, approximately 83% of the HOA transaction deposits we held were derived from our relationship with Associa.  We will continue to rely on the relationship with Associa to solicit HOA deposits as deemed necessary.  If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon our business, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs.  We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could have a material and adverse impact on our business, financial condition and results of operations.  In connection with the closing of the FAB acquisition, we appointed John Carona to the boards of directors of the Company and the Bank.  Mr. Carona is the chief executive officer and majority shareholder of Associa.

Potential acquisitions may disrupt our business and dilute stockholder value.

We evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis.  As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction.  Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on our financial condition and results of operations.

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

We are based in Irvine, California, and approximately 90% of our loans secured by real estate were located in California at December 31, 2013.  In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “PPBI,” but there has historically been a relatively low trading volume in our common stock.  Although we recently completed a public offering of our securities and expect to issue additional shares of our common stock in our pending acquisitions of FAB and SDTB, we may continue to experience a limited trading market for our common stock, which may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.  In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

We have retained earnings, if any, to provide funds for use in our business..

It is our policy to retain earnings, if any, to provide funds for use in our business. We have never declared or paid dividends on our common stock.  In addition, in order to pay cash dividends to our stockholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings; or (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that banking regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Location			Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2013

Corporate Headquarters:	17901 Von Karman, Suites 200 & 1200	Irvine, CA 92614	Leased	2012	2020	$1,487,798	(*)

Branch Office:	19011 Magnolia Street	Huntington Beach, CA 92646	Owned (a) (b)	2005	2023	$917,836

Branch Office:	4957 Katella Avenue, Suite B	Los Alamitos, CA 90720	Leased	2005	2015	$77,951

Branch Office:	4667 MacArthur Blvd.	Newport Beach, CA 92660	Leased	2005	2016	$218,293

Branch Office:	74-150 Country Club Drive	Palm Desert, CA 92260	Owned	2011	N.A.	$1,723,442

Branch Office:	73-745 El Paseo	Palm Desert, CA 92260	Leased	2012	2017	$23,504

Branch Office:	1711 East Palm Canyon Drive	Palm Springs, CA 92264	Leased	2011	2016	$18,529

Branch Office:	901 East Tahquitz Canyon Way	Palm Springs, CA 92262	Leased	2011	2018	$39,179

Branch Office:	1598 E Highland Avenue	San Bernardino, CA 92404	Leased	1986	2015	$139,011

Branch Office:	13928 Seal Beach Blvd.	Seal Beach, CA 90740	Leased	1999	2017	$2,082

Branch Office:	2550 Fifth St., Ste 1010	San Diego, CA 92103	Leased	2013	2018	$1,000,697

Branch Office:	781 Garden View Court St., Ste 100	Encinitas, CA 92024	Leased	2013	2017	$14,831

Branch Office:	1110 Rosecrans St., Ste 101	Point Loma, CA 92106	Leased	2013	2014	$13,595

(a) The building is owned, but the land is leased on a long-term basis.
(b) During 2013 we leased to one tenant approximately 1,000 square feet of the 9,937 square feet of our Huntington Beach branch for $2,750 per month.
* Tenant Improvement Allowance IAO $1,740,208.00 recorded to the general ledger after 12/31/2012 depreciation processed

All of our existing facilities are considered to be adequate for our present and anticipated future use.  In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

In February 2004, the Bank was named in a class action lawsuit titled “James Baker v. Century Financial, et al,” alleging various violations of Missouri’s Second Mortgage Loans Act by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Act relating to origination fees, interest rates, and other charges.  The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest thereon, the right to rescind the mortgage loans or a right to offset any illegal collected charges and interest against the principal amounts due on the loans and punitive damages.  In March 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006.  The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

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

As of March 1, 2014, there were approximately 2,300 holders of record of our common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Select Market for the periods indicated.

		Sale Price of
		Common Stock
		High	Low
2012
First Quarter	…………………………………………………….	$8.25	$6.35
Second Quarter	…………………………………………………….	$8.48	$7.61
Third Quarter	…………………………………………………….	$9.60	$8.14
Fourth Quarter	…………………………………………………….	$11.42	$9.59

2013
First Quarter	…………………………………………………….	$13.26	$10.44
Second Quarter	…………………………………………………….	$13.00	$11.50
Third Quarter	…………………………………………………….	$13.82	$12.10
Fourth Quarter	…………………………………………………….	$16.18	$13.10

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2008 through December 31, 2013.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2008.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Pacific Premier Bancorp, Inc.	$100.00	$84.50	$162.00	$158.50	$256.00	$393.50
NASDAQ Bank Stocks Index	$100.00	$98.65	$109.85	$81.92	$110.37	$150.79
NASDAQ Composite Index	$100.00	$129.26	$151.94	$152.42	$177.46	$236.88

Dividends

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock.

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

Issuer Purchase of Equity Securities

On June 25, 2012, the board of directors authorized its second stock repurchase program.  Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock.  The program may be limited or terminated at any time without prior notice.

      The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2013.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

October-2013	-	$-	-	976,382
November-2013	-	-	-	976,382
December-2013	24,045	14.58	24,045	952,337
Total/Average	24,045	$14.58	24,045	952,337

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2013.  This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013 and related Notes to Consolidated Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data	(in thousands)
Interest income	$63,518	$52,947	$50,225	$41,103	$43,439
Interest expense	5,356	7,149	9,596	12,666	20,254
Net interest income	58,162	45,798	40,629	28,437	23,185
Provision for loan losses	1,860	751	3,255	2,092	7,735
Net interest income after provision for loans losses	56,302	45,047	37,374	26,345	15,450
Net gains (losses) from loan sales	3,228	628	(3,605)	(3,332)	(351)
Other noninterest income	5,865	11,944	10,118	2,256	1,048
Noninterest expense	50,815	31,854	26,904	18,948	16,694
Income (loss) before income tax (benefit)	14,580	25,765	16,983	6,321	(547)
Income tax (benefit)	5,587	9,989	6,411	2,083	(87)
Net income (loss)	$8,993	$15,776	$10,572	$4,238	$(460)

	As of and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$0.57	$1.49	$1.05	$0.42	$(0.08)
Diluted	$0.54	$1.44	$0.99	$0.38	$(0.08)

Weighted average common shares outstanding:
Basic	15,798,885	10,571,073	10,092,181	10,033,836	5,642,589
Diluted	16,609,954	10,984,034	10,630,720	11,057,404	5,642,589

Book value per share (basic)	$10.52	$9.85	$8.39	$7.83	$7.33
Book value per share (diluted)	$10.44	$9.75	$8.34	$7.18	$6.75

Selected Balance Sheet Data
Total assets	$1,714,187	$1,173,792	$961,128	$826,816	$807,323
Securities and FHLB stock	271,539	95,313	128,120	168,428	137,737
Loans held for sale, net	3,147	3,681	-	-	-
Loans held for investment, net	1,231,923	974,213	730,067	555,538	566,584
Allowance for loan losses	8,200	7,994	8,522	8,879	8,905
Total deposits	1,306,286	904,768	828,877	659,240	618,734
Total borrowings	214,401	125,810	38,810	78,810	101,810
Total stockholders' equity	175,226	134,517	86,777	78,602	73,502

Performance Ratios
Return on average assets	0.62%	1.52%	1.12%	0.53%	(0.06)%
Return on average equity	5.61%	16.34%	12.91%	5.57%	(0.76)%
Average equity to average assets	11.13%	9.32%	8.69%	9.55%	7.74%
Equity to total assets at end of period	10.22%	11.46%	9.03%	9.51%	9.10%
Average interest rate spread	4.00%	4.57%	4.49%	3.67%	3.00%
Net interest margin	4.18%	4.62%	4.55%	3.77%	3.12%
Efficiency ratio (1)	64.68%	59.86%	56.50%	59.24%	63.81%
Average interest-earnings assets to average deposits and borrowings	146.75%	106.69%	104.74%	105.88%	104.21%
Pacific Premier Bank Capital Ratios
Tier 1 capital to adjusted total assets	10.03%	12.07%	9.44%	10.29%	9.72%
Tier 1 capital to total risk-weighted assets	12.34%	12.99%	11.68%	14.12%	13.30%
Total capital to total risk-weighted assets	12.97%	13.79%	12.81%	15.38%	14.55%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 capital to adjusted total assets	10.29%	12.71%	9.50%	10.41%	9.89%
Tier 1 capital to total risk-weighted assets	12.54%	13.61%	11.69%	14.16%	13.41%
Total capital to total risk-weighted assets	13.17%	14.43%	12.80%	15.42%	14.67%
Asset Quality Ratios
Nonperforming loans, net, to total loans	0.18%	0.22%	0.82%	0.58%	1.74%
Nonperforming assets, net as a percent of total assets	0.20%	0.38%	0.76%	0.40%	1.66%
Net charge-offs to average total loans, net	0.16%	0.16%	0.53%	0.39%	0.79%
Allowance for loan losses to gross loans at period end	0.66%	0.81%	1.15%	1.56%	1.55%
Allowance for loan losses as a percent of nonperforming loans, gross at period end	364.28%	362.38%	139.87%	270.95%	88.94%
(1) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and non-recurring merger related expense to the sum of net interest income before provision for loan losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery (loss) on investment securities, and gain on FDIC-assisted transactions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2014, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts.  The Company’s revenues are partially offset by interest expense paid on deposits and other borrowings, the provision for loan losses and noninterest expenses, such as operating expenses.  The Company’s operating expenses primarily consist of employee compensation and benefits, premises and occupancy expenses, and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Acquisitions

We have completed four acquisitions during the three years ended December 31, 2013: CNB (FDIC-assisted transaction that closed February 2011); PDNB (FDIC-assisted transaction that closed April 2012); FAB (open bank transaction that closed March 2013); and SDTB (open bank transaction that closed June 2013).  These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates.  For further information on our acquisitions completed in fiscal year 2013, see Note 20 to the Consolidated Financial Statements included in Item 8 hereof.

Recent Developments

On November 18, 2013, the Company announced that it had entered into a definitive agreement to acquire privately held Infinity Holdings and its wholly owned operating subsidiary, IFC, a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business.  The acquisition was completed on January 30, 2014, whereby we acquired $80.8 million in assets, $709,000 in liabilities and paid off their credit facility of $67.6 million.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date.  The acquisition of Infinity is expected to further diversify our loan portfolio with C&I and owner-occupied CRE loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for us in the future.  The value of the total consideration paid for the Infinity acquisition was $16.9 million, which consisted of $9.0 million paid in cash and the issuance of 562,469 shares of the Corporation’s stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.  The acquisition is expected to be accretive to our 2014 earnings per share.

Critical Accounting Policies and Estimates

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company’s financial statements in Item 8 hereof.  The Company’s significant accounting policies are described in the Note 1 to the Consolidated Financial Statements.  Certain accounting policies require management to make estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies.  The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at consolidated statements of financial condition dates and the Company’s results of operations for future reporting periods.

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

Allowance for Loan Losses

The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the consolidated statements of financial condition date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of ALLL is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.  Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to OREO and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

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

Operating Results

Overview.  The Company reported net income for 2013 of $9.0 million or $0.54 per share on a diluted basis, compared with net income of $15.8 million or $1.44 per share on a diluted basis for 2012 and net income of $10.6 million or $0.99 per share on a diluted basis for 2011.

The Company’s pre-tax income totaled $14.6 million in 2013, compared with a pre-tax income of $25.8 million in 2012.  The $11.2 million decrease in the Company’s pre-tax income for 2013, compared to 2012 was primarily due to:

·	Higher compensation and benefits expenses of $6.9 million in 2013, primarily related to an increase in staff from our acquisition activity and internal growth;
·	Higher merger related expenses in 2013 of $6.4 million related to the FAB and SDTB acquisitions;
·	A bargain purchase gain in 2012 of $5.3 million related to the Palm Desert National Acquisition;
·
Increases in premises and occupancy expenses of $1.7 million, deposit expenses of $1.6 million, other expenses of $1.6 million and data processing and communications expense of $1.1 million, all of which are related to acquisition activity and organic growth in 2013; and

·	Higher provision for loan losses of $1.1 million in 2013.

These decreases to the Company’s pre-tax income for 2013 were partially offset by higher net interest income of $11.2 million, which was primarily related to an increase in interest earning assets from our acquisition activity and organic growth, higher net gains from the sales of loans of $2.6 million and lower expense in OREO operations of $1.0 million.

The Company’s pre-tax income totaled $25.8 million in 2012, compared with a pre-tax income of $17.0 million in 2011.  The $8.8 million increase in the Company’s pre-tax income for 2012, compared to 2011 was partially related to the Palm Desert National Acquisition from the FDIC, as receiver, that was consummated in April 2012; a $7.7 million increase in net interest income due to a higher net interest margin and a higher level of interest earning assets; a $6.1 million increase in noninterest income, primarily due to a $4.2 million increase on gain from loan sales and a $1.2 million increase in gain on acquisition; and a $2.5 million lower provision for loan losses. Partially offsetting these favorable items was a $5.0 million increase in noninterest expense as result of the Palm Desert National Acquisition, which expenses were primarily associated with higher costs related to compensation of $3.1 million, data processing of $947,000, legal and audit of $696,000 and premises and occupancy of $569,000.

For 2013, our return on average assets was 0.62% and our return on average equity was 5.61%.  These returns were down from our 2012 returns of 1.52% on average assets and 16.34% on average equity and our 2011 returns of 1.12% on average assets and 12.91% on average equity.

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

For 2013, net interest income totaled $58.2 million, up $12.4 million or 27.0% over net interest income in 2012.  The increase reflected an increase in interest-earning assets of $400.0 million, partially offset by a decrease in the net interest margin of 44 basis points to 4.18%.  The increase in interest-earning assets was primarily related to the acquisitions of FAB and SDTB and our organic loan growth.  The decrease in net interest margin is mainly attributable to a decrease in yield on average interest-earning assets of 78 basis points, primarily from a higher mix of lower yielding investment securities and cash, which were acquired in our acquisitions of FAB and SDTB, and a decrease in our loan portfolio yield.  The weighted average loan portfolio rate at the end of 2013 was 4.95%, 49 basis points lower than the weighted average loan portfolio rate at the end of 2012 and primarily reflected lower rates on loan originations during the period.  Partially offsetting the lower yield on average interest-earning assets was a decrease in deposit costs of 34 basis points primarily resulting from an improved mix of lower deposits acquired from FAB and SDTB and lower pricing on certificates of deposit.

Net interest income totaled $45.8 million in 2012, up $5.2 million or 12.7% from 2011, reflecting a higher net interest margin and a $98.9 million or 11.1% increase in average interest-earning assets.  The increase in average interest-earning assets was primarily related to newly originated loans, purchased loans and loans acquired in the Palm Desert National Acquisition.  Compared to 2011, our net interest margin increased 7 basis points to 4.62% in 2012, primarily as a result of a decrease in the costs on interest-bearing liabilities of 37 basis points to 0.77% which more than offset the decrease in the interest-earning asset yield of 28 basis points to 5.34%.  The decline in our interest-earning asset yield in 2012 was primarily from a lower yield on loans of 44 basis points, partially offset by an improved mix of higher yielding loans within interest-earning assets.  The reduction in deposit costs is primarily associated with our acquisition of Palm Desert National Bank, which added $80.9 million in deposits at a weighted average cost of 42 basis points as of the closing of the transaction, excluding the runoff of $34.1 million in wholesale certificates of deposit in the month subsequent to the acquisition.

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

	For the Year Ended December 31,
	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$93,272	$184	0.20%	$63,485	$110	0.17%	$61,014	$121	0.20%
Federal funds sold	26	-	0.00%	27	-	0.00%	6,821	5	0.07%
Investment securities	266,854	5,527	2.07%	142,534	3,178	2.23%	139,770	3,730	2.67%
Loans receivable, net (1)	1,031,740	57,807	5.60%	785,880	49,659	6.32%	685,434	46,369	6.76%
Total interest-earning assets	1,391,892	63,518	4.56%	991,926	52,947	5.34%	893,039	50,225	5.62%
Noninterest-earning assets	49,663			44,203			49,340
Total assets	$1,441,555			$1,036,129			$942,379
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$94,718	$116	0.12%	$56,061	$82	0.15%	$56,437	$130	0.23%
Money market	367,769	1,017	0.28%	166,787	724	0.43%	135,983	901	0.66%
Savings	78,815	123	0.16%	86,619	269	0.31%	92,195	517	0.56%
Time	325,439	2,809	0.86%	411,442	4,778	1.16%	416,245	6,740	1.62%
Total interest-bearing deposits	866,741	4,065	0.47%	720,909	5,853	0.81%	700,860	8,288	1.18%
FHLB advances and other borrowings	71,447	984	1.38%	37,654	970	2.58%	35,130	998	2.84%
Subordinated debentures	10,310	307	2.98%	10,310	326	3.16%	10,310	310	3.01%
Total borrowings	81,757	1,291	1.58%	47,964	1,296	2.70%	45,440	1,308	2.88%
Total interest-bearing liabilities	948,498	5,356	0.56%	768,873	7,149	0.93%	746,300	9,596	1.29%
Noninterest-bearing	318,985			$160,851			$106,291
Other liabilities	13,681			9,848			7,902
Total liabilities	1,281,164			939,572			860,493
Stockholders' equity	160,391			96,557			81,886
Total liabilities and equity	$1,441,555			$1,036,129			$942,379
Net interest income		$58,162			$45,798			$40,629
Net interest rate spread			4.00%			4.41%			4.34%
Net interest margin			4.18%			4.62%			4.55%
Ratio of interest-earning assets to interest-bearing liabilities			146.75%			129.01%			119.66%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in volume (changes in volume multiplied by prior rate);
·	Changes in interest rates (changes in interest rates multiplied by prior volume); and
·	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase (decrease) due to			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase (decrease) due to
	Average	Average		Average	Average
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$15	$59	$74	$(16)	$5	$(11)
Federal funds sold	-	-	-	(3)	(2)	(5)
Investment securities	(243)	2,592	2,349	(625)	73	(552)
Loans receivable, net	(6,120)	14,268	8,148	(3,215)	6,505	3,290
Total interest-earning assets	(6,348)	16,919	10,571	(3,859)	6,581	2,722
Interest-bearing liabilities
Transaction accounts	(476)	657	181	(604)	131	(473)
Retail certificates of deposit	(1,088)	(881)	(1,969)	(1,971)	9	(1,962)
FHLB advances and other borrowings	(590)	604	14	(96)	68	(28)
Subordinated debentures	(19)	-	(19)	16	-	16
Total interest-bearing liabilities	(2,173)	380	(1,793)	(2,655)	208	(2,447)
Changes in net interest income	$(4,175)	$16,539	$12,364	$(1,204)	$6,373	$5,169

Provision for Loan Losses.  For 2013, we recorded a $1.9 million provision for loan losses, up from $751,000 recorded in 2012.  The $1.1 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the period, including the loans acquired from FAB and SDTB.  Net loan charge-offs for 2013 amounted to $1.7 million, up from $1.3 million in 2012.  Charge-offs in 2013 were primarily attributable to loans that we acquired from our FDIC-assisted transactions.

We recorded a $751,000 provision for loan losses for 2012, compared with a $3.3 million provision recorded in 2011.  Net loan charge-offs amounted to $1.3 million in 2012, down $2.3 million from $3.6 million experienced during 2011.  The loan charge-offs for 2012 were primarily attributable to loans that we acquired from our FDIC-assisted transactions.

Noninterest Income.  For 2013, noninterest income totaled $9.1 million, down from $12.6 million recorded in 2012.  The decrease of $3.5 million or 27.8% was primarily related to the one-time bargain purchase gain of $5.3 million recorded from the acquisition of Palm Desert National in 2012, the net gain of $597,000 from the sale of our corporate offices and associated fixed assets in 2012 and lower net gains from the sale of investment securities of $409,000 in 2013, partially offset by an increase in gain on sale of loans of $2.6 million.

For 2012, our noninterest income totaled $12.6 million, compared with $6.5 million in 2011.  The increase of $6.1 million or 93.8% was primarily due to net gains of $628,000 from the sale of $28.2 million of loans in 2012, compared to losses of $3.6 million on the sale of $42.2 million loans in 2011, a larger bargain purchase pre-tax gain on our FDIC-assisted transactions of $1.2 million in 2012; and an improvement in OTTI loss on investment securities of $458,000 in 2012.

Noninterest Expense.  For 2013, noninterest expense totaled $50.8 million, up $19.0 million or 59.5% from 2012.  The increase included non-recurring merger-related expenses of $6.9 million in 2013, compared to $500,000 in 2012.  Excluding OREO operations and legal, audit and professional expense, each of the other categories of noninterest expense increased in 2013 primarily due to costs associated with the acquisitions of  FAB and SDTB and costs associated with the expansion of our lending platform to increase loan production.  Other real estate owned operations decreased $1.0 million primarily related to less activity in the category.

For 2012, noninterest expense totaled $31.9 million, up $5.0 million or 18.4% from 2011.  The increase was primarily related to a $3.1 million increase in compensation and benefits costs as a result of increased head count and termination costs from the Palm Desert National Acquisition and an expansion of our lending area to increase loan production; an increase in data processing and communication costs of $947,000, primarily from running two core systems and system conversion costs associated with the Palm Desert National Acquisition; an increase in legal and audit costs of $696,000; and an increase in premises and occupancy costs of $569,000, partially offset by a decrease in marketing expense of $429,000.  Of the total noninterest expense recorded during 2012, there were one-time costs of $500,000 relating to the Palm Desert National Acquisition and legal and audit expense of $404,000 relating to the pending acquisition of FAB.

Our efficiency ratio was 64.68% for 2013, compared to 57.41% for 2012 and 56.50% for 2011.  The increase in the efficiency ratio in 2013 compared to the prior periods was primarily related to the time required to redeploy the liquidity received from the acquisitions we completed in 2013 and the expansion of our lending platform to increase loan production.

Income Taxes.  The Company recorded income taxes of $5.6 million in 2013, compared with $10.0 million in 2012 and $6.4 million in 2011.  Our effective tax rate was 38.3% for 2013, 38.8% for 2012, and 37.7% for 2011.  The effective tax rate in each year is affected by various items, including enterprise zone net interest deductions, interest expense related to payments of prior year taxes, and adjustments to income tax reserves related to management’s favorable assessment of our income tax exposure.  The net impact of these items were expense reductions of $265,000 in 2013, $755,000 in 2012, $577,000 in 2011.  See Note 11 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

At December 31, 2013, total assets of the Company were $1.7 billion, up $540.4 million or 46.0% from total assets of $1.2 billion at December 31, 2012.The increase in assets since year-end 2012 was primarily related to the acquisition of FAB, which added assets at the acquisition date of $394.1 million, partially offset by $78.5 million of FAB deposits held by the Bank prior to the acquisition; the acquisition of SDTB, which added assets at the acquisition date of $201.1 million; and an increase in borrowings of $88.6 million primarily to increase cash in anticipation of consummating the acquisition of Infinity and to fund organic loan growth. Partially offsetting these increases in assets was the liquidity used to primarily reduce higher-cost deposits by $90.2 million.

Investment securities available for sale totaled $256.1 million at December 31, 2013, up $172.0 million or 204.6% from December 31, 2012.  The increase in securities since year-end 2012 was primarily due to the FAB acquisition, which added $222.4 million of investment securities at the acquisition date; the SDTB acquisition, which added $124.8 million at the acquisition date; and purchases of $101.3 million of investment securities, partially offset by the sale of $232.5 million of securities and principal pay downs of $33.7 million.  The purchase of investment securities primarily related to investing excess liquidity received from our acquisitions completed in 2013, while the sales were made to help fund loan production and improve our interest-earning asset mix by redeploying investment securities dollars into loans.

Net loans held for investment totaled $1.2 billion at December 31, 2013, an increase of $257.7 million or 26.5% from December 31, 2012.  The increase in loans from December 31, 2012 included $26.4 million in loans from the FAB acquisition and $42.4 million in loans from the SDTB acquisition, and was primarily associated with increases in real estate loans of $217.0 million, commercial owner occupied loans of $70.2 million and commercial and industrial loans of $71.7 million compared to year-end 2012.  Partially offsetting these increases was a decrease in warehouse facility loans of $108.2 million.  The end of period utilization rates for the warehouse repurchase facility credits decreased from 73.4% at December 31, 2013 to 29.7% at December 31, 2013.

At December 31, 2013, total deposits were $1.3 billion, up $401.5 million or 44.4% from December 31, 2012.  The increase in deposits since year-end 2012 was primarily related to the FAB and SDTB acquisitions.  In the first quarter of 2013, the FAB acquisition added deposits of $356.8 million at a cost of 21 basis points at the acquisition date.  In the second quarter of 2013, the SDTB acquisition added deposits of $183.9 million at a cost of 23 basis points at the acquisition date.  Excluding the acquired deposits and $49.0 million of FAB deposits held by us at December 31, 2013, we had an adjusted net decrease in deposits of $90.2 million in 2013, which primarily resulted from lowering our pricing on certificates of deposits, resulting in a desired runoff upon maturity.  These deposit changes have increased the mix of our transaction accounts to 75.9% of total deposits at December 31, 2013, up from 60.1% at December 31, 2012.

At December 31, 2013, total borrowings amounted to $214.4 million, up $88.6 million or 70.4% from December 31, 2012.  The increase in borrowings was primarily related to an increase in FHLB overnight advances taken out to fund our organic loan growth and to increase cash to cover volatility in warehouse lending and in anticipation of consummating the acquisition of Infinity.  Additionally, repurchase agreement debt increased $18.6 million, which was related to our homeowners’ association business, which grew significantly following the FAB acquisition.  At December 31, 2013, total borrowings represented 12.5% of total assets, compared with 10.7% of total assets at December 31, 2012.

At December 31, 2013, our stockholders’ equity amounted to $175.2 million, compared with $134.5 million at December 31, 2012.  The increase of $40.7 million or 30.3% in stockholders’ equity is primarily due to $35.9 million in additional paid-in capital primarily associated with stock issued in connection with the completion of FAB and SDTB acquisitions in 2013 and net income in 2013 of $9.0 million, partially offset by a change in unrealized loss on investment securities net of tax of $4.2 million recorded in accumulated other comprehensive gain (loss) category.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2013, our liquidity ratio was 15.90%, compared with 10.13% at December 31, 2012 and 18.13% at December 31, 2011.  The increase in the liquidity ratio at December 31, 2013 compared to December 31, 2012 is primarily related to an increase in cash in anticipation of consummating the acquisition of IFC.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2013, liquid assets of the Company represented approximately 13.0% of total assets, compared to 8.21% at December 31, 2012 and 14.1% at December 31, 2011.  At December 31, 2013, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $59.0 million, one reverse repo line with a correspondent bank of $50.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2013, we had a borrowing capacity of $383.7 million, based on collateral pledged at the FHLB, with $156.0 million outstanding in overnight borrowing.  The FHLB advance line is collateralized by eligible loans, securities and FHLB stock.  At December 31, 2013, we had approximately $549.7 million of collateral pledged to secure FHLB borrowings.

At December 31, 2013, we had outstanding commitments to originate or purchase loans for $18.0 million, compared with $6.7 million at December 31, 2012.

At December 31, 2013, the Company’s loan to deposit and borrowing ratio was 81.8%, compared with 95.7% at December 31, 2012.  The decrease in the ratio from year-end 2012 to 2013 was primarily associated with our deposits and borrowings increasing at a faster rate relative to our loan originations during the period.  The significant growth in our deposits during 2013 was primarily related to the deposits that we acquired in connection with the FAB and SDTB acquisitions.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2013, totaled $202.5 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2013 and 2011, the Company had no brokered time deposits.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $34.8 million at December 31, 2013.

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

At December 31, 2013, the Bank’s leverage capital amounted to $160.5 million and risk-based capital amounted to $168.7 million.  At December 31, 2012, the Bank’s leverage capital was $129.1 million and risk-based capital was $137.0 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2013, the Bank’s total risk-based capital ratio was 12.97%, Tier 1 risk-based capital ratio was 12.34% and Tier I to adjusted tangible assets capital ratio was 10.03%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2013
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$156,000	$-	$-	$-	$156,000
Other borrowings	19,591	-	-	28,500	48,091
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	202,499	108,362	3,134	661	314,656
Operating leases	2,837	5,128	3,744	2,344	14,053
Total contractual cash obligations	$380,927	$113,490	$6,878	$41,815	$543,110

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2013
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments:
Home equity lines of credit	$-	$1,823	$207	$4,665	$6,695
Construction	2,363	21,709	-	-	24,072
Commercial lines of credit	37,415	14,795	1,301	247,542	301,053
Other lines of credit	123	644	5	429	1,201
Standby letters of credit	445	19	-	3,696	4,160
Total commitments	$40,346	$38,990	$1,513	$256,332	$337,181

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

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2013, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points ("BP"):

As of December 31, 2013
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$329,196	$7,785	2.4%	20.10%	198 BP
+200 BP	344,940	23,529	7.3%	20.55%	243 BP
+100 BP	356,735	35,324	11.0%	20.73%	261 BP
Static	321,411	--	--	18.12%	--
-100 BP	304,950	(16,461)	(5.1)%	16.95%	-117 BP
-200 BP	284,666	(36,745)	(11.4)%	15.74%	-238 BP
-300 BP	267,831	(53,580)	(16.7)%	14.76%	-336 BP

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

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2013.  The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate.  The cash flows for loans are based on maturity and re-pricing date.  The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date.  Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information.  In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2013.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures.  Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest.  Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated.  As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2013
	Maturities and Repricing
	2014	2015	2016	2017	2018		Total	Fair
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Balance	Value
	(dollars in thousands)
Selected Assets
Investments and federal funds, other than MBS	$15,475	$323	$1,677	$2,966	$5,025	$84,218	$109,684	$109,684
Weighted average interest rate	1.68%	0.37%	0.85%	0.97%	1.05%	2.45%	2.21%

Mortgage - backed securities Fixed rate	$-	$-	$-	$-	$-	$149,740	$149,740	$149,740
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	2.25%	2.21%

Mortgage - backed securities Adjustable rate	$2,718	$3,538	$3,010	$2,875	$-	$-	$12,141	$12,141
Weighted average interest rate	0.44%	1.36%	1.63%	1.08%	0.00%	0.00%	1.16%

Gross Loans - fixed rate	$11,087	$19,318	$15,450	$20,429	$13,485	$169,102	$248,871	$201,327
Weighted average interest rate	5.51%	6.15%	5.43%	6.51%	5.49%	4.91%	5.23%

Gross Loans - adjustable rate	$436,813	$22,447	$28,947	$157,610	$226,629	$121,935	$994,381	$1,028,989
Weighted average interest rate	5.28%	4.21%	4.53%	4.58%	4.64%	4.49%	4.88%
Total interest-sensitive assets	$466,093	$45,626	$49,084	$183,880	$245,139	$524,995	$1,514,817	$1,501,881
Weighted average interest rate	5.14%	4.79%	4.51%	4.68%	4.62%	3.66%	4.45%

Selected Liabilities
Interest-bearing transaction accounts	$624,875	$-	$-	$-	$-	$-	$624,875	$624,875
Weighted average interest rate	0.24%	0.00%	0.00%	0.00%	0.00%	0.00%	0.24%

Certificates of deposit	$202,499	$101,263	$7,099	$1,164	$1,970	$661	$314,656	$301,007
Weighted average interest rate	0.73%	1.16%	1.11%	1.61%	1.41%	0.96%	0.88%

FHLB advances	$156,000	$-	$-	$-	$-	$-	$156,000	$156,000
Weighted average interest rate	0.06%	0.00%	0.00%	0.00%	0.00%	0.00%	0.06%

Other borrowings and subordinated debentures	$48,091	$-	$-	$-	$-	$10,310	$58,401	$53,754
Weighted average interest rate	1.96%	0.00%	0.00%	0.00%	0.00%	2.99%	2.14%
Total interest-sensitive liabilities	$1,031,465	$101,263	$7,099	$1,164	$1,970	$10,971	$1,153,932	$1,135,636
Weighted average interest rate	0.39%	1.16%	1.11%	1.61%	1.41%	2.87%	0.49%

The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Premier Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014, expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pacific Premier Bancorp and Subsidiaries
Irvine, California

We have audited Pacific Premier Bancorp and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statements of financial condition of the Company as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three years in the period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 17, 2014

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2013	2012
Cash and due from banks	$126,787	$59,325
Federal funds sold	26	27
Cash and cash equivalents	126,813	59,352
Investment securities available for sale	256,089	84,066
FHLB stock/Federal Reserve Bank stock, at cost	15,450	11,247
Loans held for sale, net	3,147	3,681
Loans held for investment	1,240,123	982,207
Allowance for loan losses	(8,200)	(7,994)
Loans held for investment, net	1,231,923	974,213
Accrued interest receivable	6,254	4,126
Other real estate owned	1,186	2,258
Premises and equipment	9,864	8,575
Deferred income taxes	8,477	6,887
Bank owned life insurance	24,051	13,485
Intangible assets	6,628	2,626
Goodwill	17,428	-
Other assets	6,877	3,276
TOTAL ASSETS	$1,714,187	$1,173,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing	$366,755	$213,636
Interest-bearing	939,531	691,132
Total deposits	1,306,286	904,768
FHLB advances and other borrowings	204,091	115,500
Subordinated debentures	10,310	10,310
Accrued expenses and other liabilities	18,274	8,697
Total liabilities	1,538,961	1,039,275
COMMITMENTS AND CONTINGENCIES (Note 12)	-	-
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 16,656,279 shares at December 31, 2013 and 13,661,648 shares at December 31, 2012 issued and outstanding	166	137
Additional paid-in capital	143,322	107,453
Retained earnings	34,815	25,822
Accumulated other comprehensive income (loss), net of tax (benefit) of ($2,152) at December 31, 2013, and $772 at December 31, 2012	(3,077)	1,105
TOTAL STOCKHOLDERS’ EQUITY	175,226	134,517
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,714,187	$1,173,792

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2013	2012	2011
INTEREST INCOME
Loans	$57,807	$49,659	$46,369
Other interest-earning assets	5,711	3,288	3,856
Total interest income	63,518	52,947	50,225
INTEREST EXPENSE
Deposits	4,065	5,853	8,288
FHLB advances and other borrowings	984	970	998
Subordinated debentures	307	326	310
Total interest expense	5,356	7,149	9,596
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	58,162	45,798	40,629
PROVISION FOR LOAN LOSSES	1,860	751	3,255
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	56,302	45,047	37,374
NONINTEREST INCOME
Loan servicing fee income	1,192	941	1,060
Bank and other fee income	1,873	1,940	2,195
Net gain (loss) from loan sales	3,228	628	(3,605)
Net gain from investment securities	1,544	1,953	1,589
Other-than-temporary-impairment loss on investment securities	(4)	(159)	(617)
Gain on FDIC transactions	-	5,340	4,189
Other income	1,260	1,929	1,702
Total noninterest income	9,093	12,572	6,513
NONINTEREST EXPENSE
Compensation and benefits	23,018	16,281	13,205
Premises and occupancy	5,797	4,070	3,501
Data processing	3,080	2,366	1,419
OREO operations, net	618	1,653	1,497
FDIC insurance premiums	749	638	809
Legal and audit	1,863	2,134	1,438
Marketing expense	1,088	858	1,287
Office and postage expense	1,313	830	850
Loan related expense	1,009	912	699
Deposit related expense	1,818	188	553
Merger related expense	6,926	-	-
Other expense	3,536	1,924	1,646
Total noninterest expense	50,815	31,854	26,904
INCOME BEFORE INCOME TAX	14,580	25,765	16,983
INCOME TAX	5,587	9,989	6,411
NET INCOME	$8,993	$15,776	$10,572

EARNINGS PER SHARE
Basic	$0.57	$1.49	$1.05
Diluted	$0.54	$1.44	$0.99

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,798,885	10,571,073	10,092,181
Diluted	16,609,954	10,984,034	10,630,720

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years ended December 31,
	2013	2012	2011

Net Income	$8,993	$15,776	$10,572
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) of ($2.3 million) for 2013, $1.4 million for 2012 and $1.5 million for 2011	(3,273)	1,939	2,170
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes of $635,000 for 2013, $801,000 for 2012 and $651,000 for 2011	(909)	(1,152)	(938)
Net unrealized gain (loss) on securities, net of income taxes (benefits) of ($2.9) million for 2013, $551,000 for 2012 and $860,000 for 2011	(4,182)	787	1,232
Comprehensive Income	$4,811	$16,563	$11,804

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2010	10,033,836	$100	$79,942	$(526)	$(914)	$78,602
Net Income				10,572		10,572
Other comprehensive income					1,232	1,232
Share-based compensation expense			208			208
Repurchase of warrants			(3,660)			(3,660)
Warrant exercise	366,400	4	270			274
Repurchase of common stock	(72,000)	(1)	(450)			(451)
Exercise of stock options	9,390	-	-			-
Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Net Income				15,776		15,776
Other comprehensive income					787	787
Share-based compensation expense			177			177
Issuance of common stock	3,300,000	33	30,925			30,958
Repurchase of common stock	(36,640)	-	(195)			(195)
Exercise of stock options	60,662	1	236			237
Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net Income				8,993		8,993
Other comprehensive income					(4,182)	(4,182)
Share-based compensation expense			943			943
Issuance of common stock	2,972,472	29	34,895			34,924
Repurchase of common stock	(35,005)	-	(59)			(59)
Exercise of stock options	57,164	-	90			90
Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,993	$15,776	$10,572
Adjustments to net income:
Depreciation and amortization expense	1,948	1,358	1,203
Provision for loan losses	1,860	751	3,255
Share-based compensation expense	943	177	208
Loss on sale of other real estate owned	226	783	783
Write down of other real estate owned	354	556	172
Loss (gain) on sale and disposal of premises and equipment	13	(597)	65
Amortization of premium/discounts on securities held for sale, net	3,052	787	685
Amortization of loan mark-to-market discount	(3,231)	(1,794)	(1,600)
Gain on sale of investment securities available for sale	(1,544)	(1,953)	(1,589)
Other-than-temporary impairment loss on investment securities, net	4	159	617
Recoveries on loans	377	236	402
Proceeds from the sales of and principal payments from loans held for sale	534	8,582	-
Gain on sale of loans held for sale	-	(164)	-
Purchase and origination of loans held for sale	-	(12,099)	-
(Gain) loss on sale of loans held for investment	(3,228)	(464)	3,605
Gain on FDIC transaction	-	(5,340)	(4,189)
Deferred income tax provision (benefit)	(3,750)	1,560	1,244
Change in accrued expenses and other liabilities, net	9,683	2,033	(3,500)
Income from bank owned life insurance, net	(659)	(508)	(523)
Change in accrued interest receivable and other assets, net	(71)	2,330	587
Net cash provided by operating activities	15,504	12,169	11,997
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	220,275	204,843	139,267
Net change in undisbursed loan funds	260,683	47,805	15,377
Purchase and origination of loans held for investment	(665,339)	(427,823)	(185,896)
Proceeds from sale of other real estate owned	1,488	12,318	14,794
Principal payments on securities available for sale	33,688	16,039	14,842
Purchase of securities available for sale	(101,268)	(96,438)	(84,450)
Proceeds from sale or maturity of securities available for sale	234,067	114,376	123,972
Purchases of premises and equipment	(3,581)	(4,525)	(2,822)
Redemption (purchase) of Federal Reserve Bank stock	(5,948)	-	1,167
Redemption of Federal Home Loan Bank of San Francisco stock	2,398	2,553	1,014
Cash acquired in FDIC transaction	138,424	39,491	26,389
Net cash (used in) provided by investing activities	114,887	(91,361)	63,654
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(139,207)	(39,691)	(35,041)
Repayment of FHLB advances and other borrowings	-	-	(40,000)
Proceeds from FHLB advances and other borrowings	71,686	87,000	-
Proceeds from issuance of common stock, net of issuance cost	4,560	30,958	-
Proceeds from exercise of stock options	90	237	274
Warrants purchased and retired	-	-	(3,660)
Repurchase of common stock	(59)	(195)	(451)
Net cash provided (used in) financing activities	(62,930)	78,309	(78,878)
Net increase (decrease) in cash and cash equivalents	67,461	(883)	(3,227)
Cash and cash equivalents, beginning of year	59,352	60,235	63,462
Cash and cash equivalents, end of year	$126,813	$59,352	$60,235
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	5,352	$7,162	$9,576
Income taxes paid	9,425	8,975	4,105
Assets acquired (liabilities assumed) in acquisitions (See Note 20):
Investment securities	347,196	101	14,076
FRB / FHLB / TIB Stock	1,765	1,390	-
FDIC receivable	-	167	2,838
Loans	68,815	63,773	149,739
Core deposit intangible	4,766	840	2,270
Other real estate owned	752	11,533	11,953
Fixed assets	1,446	-	42
Other assets	12,468	3,656	1,599
Deposits	(540,725)	(115,582)	(204,678)
Other borrowing	(16,905)	-	-
Other liabilities	(7,199)	(29)	(39)
Additional paid-in capital	(29,364)	-	-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$996	$3,151	$4,995

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the ‘‘Corporation’’) and its wholly owned subsidiary, Pacific Premier Bank (the ‘‘Bank’’) (collectively, the ‘‘Company’’).  The Company accounts for its investments in its wholly-owned special purpose entity, PPBI Statutory Trust I ( the “Trust”), using the equity method under which the subsidiary’s net earnings are recognized in the Company’s Statement of Income and the investment in the Trust is included in Other Assets on the Company’s Consolidated Statements of Financial Condition.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business—The Corporation, a Delaware corporation organized in 1997, is a California-based bank holding company that owns 100% of the capital stock of the Bank, the Corporation’s principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans.  At December 31, 2013, the Company had 13 depository branches located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with account principles generally accepted in the United States of America (“U.S. GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and the results of operations for the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALLL”), the valuation of foreclosed real estate, other-than-temporary impairments (“OTTI”) on investment securities available for sale and the deferred tax asset.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold.  At December 31, 2013, $38.3 million was allocated to cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2013 or 2012.

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

Securities Held for Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2013 or 2012.

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

Allowance for Loan Losses—The Company maintains an ALLL at a level deemed appropriate by management to provide for known or inherent risks in the portfolio at the consolidated statements of financial condition date.  The Company has implemented and adheres to an internal asset review system and loss allowance methodology designed to provide for the detection of problem assets and an adequate allowance to cover loan losses.  Management’s determination of the adequacy of the loan loss allowance is based on an evaluation of the composition of the portfolio, actual loss experience, industry charge-off experience on income property loans, current economic conditions, and other relevant factors in the area in which the Company’s lending and real estate activities are based.  These factors may affect the borrowers’ ability to pay and the value of the underlying collateral.  The allowance is calculated by applying loss factors to loans held for investment according to loan program type and loan classification.  The loss factors are established based primarily upon the Bank’s historical loss experience and the industry charge-off experience and are evaluated on a quarterly basis.  Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.  In the opinion of management, and in accordance with the credit loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable credit losses.  Additions and reductions to the allowance are reflected in current operations.  Charge-offs to the allowance are made when specific assets are considered uncollectible or are transferred to other real estate owned and the fair value of the property is less than the loan’s recorded investment.  Recoveries are credited to the allowance.

Although management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions that may be beyond the Company’s control.

Other Real Estate Owned—The Company obtains an appraisal and/or market valuation on all other real estate owned at the time of possession.  Real estate properties acquired through, or in lieu of, loan foreclosure are recorded at fair value less cost to sell with any excess loan balance charged against the allowance for estimated loan losses.  After foreclosure, valuations are periodically performed by management.  Any subsequent fair value losses are recorded to other real estate owned operations with a corresponding write-down to the asset.  All legal fees and direct costs, including foreclosure and other related costs are expensed as incurred.  Revenue and expenses from continued operations are included in other real estate owned operations in the consolidated statement of income.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from forty years for buildings, seven years for furniture, fixtures and equipment, and three years for computer and telecommunication equipment.  The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related leases.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method.  In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  At December 31, 2013, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

Bank Owned Life Insurance—Bank owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value.  The change in the net asset value is included in other assets and other noninterest income.

Comprehensive Income—Comprehensive income is reported in addition to net income for all periods presented.  Comprehensive income  is  a  more  inclusive  financial     reporting  methodology  that  includes  disclosure  of  other comprehensive income (loss) that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company's available-for-sale investment securities are required to be included in other comprehensive income or loss.  Total comprehensive income (loss) and the components of accumulated other comprehensive income or loss are presented in the Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Comprehensive Income.

Share-Based Compensation—The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).

Recent Accounting Pronouncements

During 2013, the following accounting guidance relevant to the Company has been issued by the Financial Accounting Standards Board (the “FASB”), and/or became effective.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  ASU 2011-11 affects all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information is intended to enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The amended guidance is effective for interim and annual periods beginning after January 1, 2013 and should be applied retrospectively to all periods presented.  The adoption of the disclosure requirements had no impact on the Company’s consolidated financial statements.

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

Reclassifications –Certain amounts reflected in the 2012 and 2011 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2013.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized.” There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2013, the Bank continues to exceed the “well capitalized” standards for Tier 1 capital to adjusted tangible assets of 5.00%, Tier 1 risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

The Company’s and Bank’s actual capital amounts and ratios for the periods presented are set forth in the table below:
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$160,473	10.03%	$64,025	4.00%	$80,031	5.00%
Consolidated	163,105	10.29%	63,431	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	160,473	12.34%	52,021	4.00%	78,031	6.00%
Consolidated	163,105	12.54%	52,046	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	168,673	12.97%	104,042	8.00%	130,052	10.00%
Consolidated	171,305	13.17%	104,092	8.00%	N/A	N/A

At December 31, 2012

Tier 1 Capital (to adjusted tangible assets)
Bank	$129,055	12.07%	$42,773	4.00%	$53,466	5.00%
Consolidated	135,883	12.71%	42,771	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	129,055	12.99%	39,750	4.00%	59,625	6.00%
Consolidated	135,883	13.61%	39,924	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	137,049	13.79%	79,500	8.00%	99,375	10.00%
Consolidated	144,004	14.43%	79,848	8.00%	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	261,318	609	(5,838)	256,089

FHLB stock	7,483	-	-	7,483
Federal Reserve Bank stock/TIB	7,967	-	-	7,967
Total equities held at cost	15,450	-	-	15,450
Total securities	$276,768	$609	$(5,838)	$271,539

	December 31, 2012
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$147	$12	$-	$159
Municipal bonds	25,401	1,186	(1)	26,586
Mortgage-backed securities	56,641	1,162	(482)	57,321
Total securities available for sale	82,189	2,360	(483)	84,066

FHLB stock	9,228	-	-	9,228
Federal Reserve Bank stock	2,019	-	-	2,019
Total equities held at cost	11,247	-	-	11,247
Total securities	$93,436	$2,360	$(483)	$95,313

      At December 31, 2013, the Company had a $7.5 million investment in FHLB stock carried at cost.  During the years ended December 31, 2012 and 2013, the FHLB has repurchased $4.3 million of the Company’s excess FHLB stock through their stock repurchase program.

At December 31, 2013, mortgage-backed securities (“MBS”) with an estimated par value of $34.0 million and a fair value of $34.9 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  There were no securities with OTTI at December 31, 2013.  The Company realized OTTI losses of $4,000 in 2013, $159,000 in 2012 and $617,000 in 2011.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	133	$61,524	$(1,850)	-	$-	$-	133	$61,524	$(1,850)
Mortgage-backed securities	45	140,704	(3,075)	1	12,607	(913)	46	153,311	(3,988)
Total	178	$202,228	$(4,925)	1	$12,607	$(913)	179	$214,835	$(5,838)

	December 31, 2012
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	1	$292	$(1)	-	$-	$-	1	$292	$(1)
Mortgage-backed securities	2	15,128	(152)	31	1,012	(330)	33	16,140	(482)
Total	3	$15,420	$(153)	31	$1,012	$(330)	34	$16,432	$(483)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2013, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$-	$73	$81	$-	$-	$-	$-	$73	$81
Municipal bonds	-	-	9,940	9,909	43,685	43,173	41,763	41,045	95,388	94,127
Mortgage-backed securities	-	-	-	-	13,390	13,235	152,467	148,646	165,857	161,881
Total investment securities available for sale	-	-	10,013	9,990	57,075	56,408	194,230	189,691	261,318	256,089

Stock:
FHLB	7,483	7,483	-	-	-	-	-	-	7,483	7,483
Federal Reserve Bank/TIB	7,967	7,967	-	-	-	-	-	-	7,967	7,967
Total stock	15,450	15,450	-	-	-	-	-	-	15,450	15,450
Total securities	$15,450	$15,450	$10,013	$9,990	$57,075	$56,408	$194,230	$189,691	$276,768	$271,539

The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At December 31, 2013, the Company had accumulated other comprehensive (loss) of $5.2 million, or $3.1 million net of tax, compared to accumulated other comprehensive income of $1.9 million or $1.1 million net of tax, at December 31, 2012.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2013	2012
	(in thousands)
Business loans:
Commercial and industrial	$187,035	$115,354
Commercial owner occupied	221,089	150,934
SBA	10,659	6,882
Warehouse facilities	87,517	195,761
Real estate loans:
Commercial non-owner occupied	333,544	253,409
Multi-family	233,689	156,424
One-to-four family	145,235	97,463
Construction	13,040	-
Land	7,605	8,774
Other loans	3,839	1,193
Total gross loans	1,243,252	986,194
Plus (less):
Loans held for sale	(3,147)	(3,681)
Deferred loan origination fees-net	18	(306)
Allowance for estimated loan losses	(8,200)	(7,994)
Loans held for investment, net	$1,231,923	$974,213

From time to time, the Company may purchase or sell loans in order to manage concentrations, maximize interest income, change risk profiles, improve returns and generate liquidity.

The Company grants residential and commercial loans held for investment to customers located primarily in California.  Consequently, the underlying collateral for the Company’s loans and a borrower’s ability to repay may be impacted unfavorably by adverse changes in the economy and real estate market in the region.

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $46.8 million for secured loans and $28.1 million for unsecured loans at December 31, 2013.  At December 31, 2013, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $34.7 million of secured credit.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans and participations serviced for others were $43.8 million at December 31, 2013 and $25.8 million at December 31, 2012.

Concentration of Credit Risk

The Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in commercial non-owner occupied real estate, multi-family real estate and commercial owner occupied business loans.  The Company maintains policies approved by the Board of Directors that address these concentrations and continues to diversify its loan portfolio through loan originations and purchases and sales of loans to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that further significant deterioration in the California real estate market and economy would not expose the Company to significantly greater credit risk.

Purchased Credit Impaired Loans

The Company acquired purchased loans as part of its acquisitions of Canyon National Bank in 2011 and Palm Desert National Bank in 2012 from the FDIC for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2013, 2012 and 2011 was as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Business loans:
Commercial and industrial	$80	$308	$117
Commercial owner occupied	870	1,221	1,930
Real estate loans:
Commercial non-owner occupied	1,009	2,447	3,297
One-to-four family	18	30	1,092
Land	-	2,313	52
Total purchase credit impaired	$1,977	$6,319	$6,488

The following table summarizes the accretable yield on the purchased credit impaired for the nine months ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)

Balance at the beginning of period	$2,276	$3,248	$-
Accretable yield at acquisition	-	3,908	4,692
Accretion	(557)	(4,846)	(521)
Disposals and other	(648)	(66)	(1,464)
Change in accretable yield	605	32	541
Balance at the end of period	$1,676	$2,276	$3,248

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2013
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$255	$17
Commercial owner occupied	747	872	-	747	-	177	66
SBA	14	246	-	14	-	70	28
Real estate loans:
Commercial non-owner occupied	983	1,202	28	955	1	984	68
Multi-family	-	-	-	-	-	108	2
One-to-four family	683	746	278	405	104	743	44
Totals	$2,427	$3,066	$306	$2,121	$105	$2,337	$225

December 31, 2012
Business loans:
Commercial and industrial	$593	$707	$287	$306	$270	$203	$29
Commercial owner occupied	-	-	-	-	-	444	-
SBA	259	810	-	259	-	468	21
Real estate loans:
Commercial non-owner occupied	670	746	-	670	-	1,031	59
Multi-family	266	315	-	266	-	1,123	22
One-to-four family	948	960	541	407	395	720	59
Totals	$2,736	$3,538	$828	$1,908	$665	$3,989	$190

December 31, 2011
Business loans:
Commercial and industrial	$1,138	$1,321	$-	$1,138	$-	$373	$62
Commercial owner occupied	1,641	1,771	-	1,641	-	1,635	64
SBA	773	2,427	-	773	-	887	68
Real estate loans:
Commercial non-owner occupied	1,495	1,592	-	1,495	-	2,283	198
Multi-family	1,423	1,450	-	1,423	-	2,309	88
One-to-four family	521	705	-	521	-	311	47
Land	-	-	-	-	-	11	1
Other loans	-	-	-	-	-	2	-
Totals	$6,991	$9,266	$-	$6,991	$-	$7,811	$528
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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status of $2.3 million, $2.2 million and $6.1 million at December 31, 2013, 2012 and 2011, respectively.  If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $154,000 in 2013, $405,000 in 2012, and $413,000 in 2011.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2013, 2012 and 2011.  The Company had no loans 90 day or more past due and still accruing at December 31, 2013 or 2012.  The Company has less than $99,000 in troubled debt restructures at December 31, 2013.

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

    The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$184,247	$12	$2,776	$187,035
Commercial owner occupied	207,872	1,217	12,000	221,089
SBA	10,659	-	-	10,659
Warehouse facilities	87,517	-	-	87,517
Real estate loans:
Commercial non-owner occupied	329,538	352	3,654	333,544
Multi-family	232,661	511	517	233,689
One-to-four family	144,152	-	1,083	145,235
Construction	13,040	-	-	13,040
Land	7,605	-	-	7,605
Other loans	3,834	-	5	3,839
Totals	$1,221,125	$2,092	$20,035	$1,243,252

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2012	(in thousands)
Business loans:
Commercial and industrial	$111,895	$92	$3,367	$115,354
Commercial owner occupied	136,330	2,674	11,930	150,934
SBA	6,819	-	63	6,882
Warehouse facilities	195,761	-	-	195,761
Real estate loans:
Commercial non-owner occupied	240,585	687	12,137	253,409
Multi-family	143,003	11,583	1,838	156,424
One-to-four family	96,061	-	1,402	97,463
Construction	-	-	-	-
Land	8,762	-	12	8,774
Other loans	1,177	-	16	1,193
Totals	$940,393	$15,036	$30,765	$986,194

		Days Past Due
						Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$187,035	$-	$-	$-	$187,035	$-
Commercial owner occupied	219,875	768	-	446	221,089	747
SBA	10,645	-	-	14	10,659	14
Warehouse facilities	87,517	-	-	-	87,517	-
Real estate loans:
Commercial non-owner occupied	332,984	-	-	560	333,544	983
Multi-family	233,689	-	-	-	233,689	-
One-to-four family	145,041	71	-	123	145,235	507
Construction	13,040	-	-	-	13,040	-
Land	7,605	-	-	-	7,605	-
Other loans	3,709	130	-	-	3,839	-
Totals	$1,241,140	$969	$-	$1,143	$1,243,252	$2,251

		Days Past Due
						Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2012
Business loans:
Commercial and industrial	$115,078	$-	$58	$218	$115,354	$347
Commercial owner occupied	150,689	-	245	-	150,934	14
SBA	6,697	-	-	185	6,882	259
Warehouse facilities	195,761	-	-	-	195,761	-
Real estate loans:
Commercial non-owner occupied	253,409	-	-	-	253,409	670
Multi-family	156,424	-	-	-	156,424	266
One-to-four family	97,283	101	-	79	97,463	522
Construction	-	-	-	-	-	-
Land	8,774	-	-	-	8,774	127
Other loans	1,188	5	-	-	1,193	-
Totals	$985,303	$106	$303	$482	$986,194	$2,205

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

Commercial Business Loans, Owner-Occupied Commercial Real Estate Loans, and SBA Loans

The Company's base ALLL factor for commercial business loans, owner-occupied commercial real estate loans and SBA loans is determined by management using the Bank's actual trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

Non-Owner Occupied Commercial Real Estate, Multi-Family, Land and Construction Loans

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

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(509)	(232)	(143)	-	(756)	(101)	(272)	-	-	(18)	(2,031)
Recoveries	138	-	50	-	-	-	47	-	-	142	377
Provisions for (reduction in) loan losses	1,029	538	165	(1,152)	955	(227)	462	136	96	(142)	1,860
Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$1	$-	$104	$-	$-	$-	$105
General portfolio allocation	1,968	1,818	151	392	1,657	817	995	136	127	34	8,095

Loans individually evaluated for impairment	-	747	14	-	983	-	683	-	-	-	2,427
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.10%	0.00%	15.23%	0.00%	0.00%	0.00%	4.33%
Loans collectively evaluated for impairment	$187,035	$220,342	$10,645	$87,517	$332,561	$233,689	$144,552	$13,040	$7,605	$3,839	$1,240,825
General reserves to total loans collectively evaluated for impairment	1.05%	0.83%	1.42%	0.45%	0.50%	0.35%	0.69%	1.04%	1.67%	0.89%	0.65%

Total gross loans	$187,035	$221,089	$10,659	$87,517	$333,544	$233,689	$145,235	$13,040	$7,605	$3,839	$1,243,252
Total allowance to gross loans	1.05%	0.82%	1.42%	0.45%	0.50%	0.35%	0.76%	1.04%	1.67%	0.89%	0.66%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2011	$1,361	$1,119	$80	$1,347	$1,287	$2,281	$931	$-	$39	$77	$8,522
Charge-offs	(512)	(265)	(132)	-	(88)	-	(371)	-	(145)	(2)	(1,515)
Recoveries	2	-	163	-	21	-	8	-	-	42	236
Provisions for (reduction in) loan losses	459	658	(32)	197	239	(1,136)	294	-	137	(65)	751
Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$270	$-	$-	$-	$-	$-	$395	$-	$-	$-	$665
General portfolio allocation	$1,040	$1,512	$79	$1,544	$1,459	$1,145	$467	$-	$31	$52	$7,329

Loans individually evaluated for impairment	$593	$-	$259	$-	$670	$266	$948	$-	$-	$-	$2,736
Specific reserves to total loans individually evaluated for impairment	45.53%	0.00%	0.00%	0.00%	0.00%	0.00%	41.67%	0.00%	0.00%	0.00%	24.31%
Loans collectively evaluated for impairment	$114,761	$150,934	$6,623	$195,761	$252,739	$156,158	$96,515	$-	$8,774	$1,193	$983,458
General reserves to total loans collectively evaluated for impairment	0.91%	1.00%	1.19%	0.79%	0.58%	0.73%	0.48%	0.00%	0.35%	4.36%	0.75%

Total gross loans	$115,354	$150,934	$6,882	$195,761	$253,409	$156,424	$97,463	$-	$8,774	$1,193	$986,194
Total allowance to gross loans	1.14%	1.00%	1.15%	0.79%	0.58%	0.73%	0.88%	0.00%	0.35%	4.36%	0.81%

6. Other Real Estate Owned

Other real estate owned was $1.2 million at December 31, 2013 and $2.3 million at December 31, 2012.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2013	2012
	(in thousands)

Balance, beginning of year	$2,258	$1,231
Additions / foreclosures	996	3,151
Sales	(1,488)	(785)
Loss on sale	(226)	(783)
Write downs	(354)	(556)
Balance, end of year	$1,186	$2,258

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2013	2012
	(in thousands)

Land	$200	$200
Premises	3,350	3,327
Leasehold improvements	5,231	4,123
Furniture, fixtures and equipment	8,137	6,114
Automobiles	187	192
Subtotal	17,105	13,956
Less: accumulated depreciation	(7,241)	(5,381)
Total	$9,864	$8,575

Depreciation expense for premises and equipment was $1.9 million for 2013, $1.4 million for 2012 and $1.2 million for 2011.

8. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2013	Weighted Average Interest Rate	2012	Weighted Average Interest Rate
	(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$366,755	0.00%	$213,636	0.00%
Interest-bearing checking	120,886	0.11%	14,299	0.10%
Money market	427,577	0.29%	236,206	0.32%
Regular passbook	76,412	0.14%	79,420	0.22%
Total transaction accounts	991,630	0.15%	543,561	0.19%
Certificates of deposit accounts
Up to $100,000	125,313	0.80%	157,150	0.97%
Over $100,000 to $250,000	130,711	0.93%	148,531	1.02%
Over $250,000	58,632	0.95%	55,526	1.04%
Total certificates of deposit accounts	314,656	0.88%	361,207	1.00%
Total deposits	$1,306,286	0.33%	$904,768	0.51%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2013 are as follows:

	2013
	Balance	Weighted average interest rate
	(dollars in thousands)

Within 3 months	$36,547	0.47%
4 to 6 months	52,738	0.79%
7 to 12 months	113,214	0.78%
13 to 24 months	101,263	1.16%
25 to 36 months	7,099	1.11%
37 to 60 months	3,134	1.56%
Over 60 months	661	0.96%
Total	$314,656	0.88%

The average cost of deposits was 0.47% for 2013 and 0.81% for 2012.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2013	2012	2011
	(in thousands)

Checking accounts	$110	$82	$126
Passbook accounts	103	266	516
Money market accounts	1,043	727	906
Certificates of deposit accounts	2,809	4,778	6,740
Total	$4,065	$5,853	$8,288

    Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $94,000 at December 31, 2013 and $71,000 at December 31, 2012.

9. Federal Home Loan Bank Advances and Other Borrowings

The Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $704.3 million as of December 31, 2013.  At December 31, 2013, the Company had $156.0 million in overnight FHLB advances, compared to $87.0 million in overnight FHLB advances at December 31, 2012.  The FHLB advances at December 31, 2013 were collateralized by real estate loans and securities with an aggregate balance of $549.7 million and FHLB stock of $7.5 million.  With this pledged collateral, the Company has additional available advances of $227.7 million as of December 31, 2013.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2013	2012
	(dollars in thousands)

Average balance outstanding	$26,137	$9,154
Maximum amount outstanding at any month-end during the year	156,000	87,000
Balance outstanding at end of year	156,000	87,000
Weighted average interest rate during the year	0.15%	0.28%

Credit facilities have been established with Citigroup, Barclays Bank and Union Bank.  The outstanding credit facilities are secured by pledged investment securities.  At December 31, 2013 and 2012, the Company had borrowings of $18.5 million with Citigroup that mature in September of 2018, $10.0 million with Barclays Bank that mature in February of 2018 and an unused reverse repurchase facility with Union Bank of $50 million.  The outstanding borrowings are secured by MBS with an estimated fair value of $34.9 million.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2013, the Company sold securities under agreement to repurchase of $18.6 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $18.6 million.

At December 31, 2013, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $59.0 million and access through the Federal Reserve discount window to borrow $3.3 million.  At December 31, 2013, the Company had $1.0 million in outstanding balances against these lines with no outstanding balance at December 31, 2012.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2013	2012
	(dollars in thousands)

Average balance outstanding	$45,310	$28,500
Maximum amount outstanding at any month-end during the year	52,077	28,500
Balance outstanding at end of year	48,091	28,500
Weighted average interest rate during the year	2.09%	3.31%

10. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 2.99% at December 31, 2013 and 3.09% at December 31 2012.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets.  PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

11. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2013	2012	2011
	(in thousands)
Current income tax provision:
Federal	$7,008	$6,403	$3,781
State	2,329	2,026	1,386
Total current income tax provision	9,337	8,429	5,167
Deferred income tax provision (benefit):
Federal	(3,129)	1,262	899
State	(621)	298	345
Total deferred income tax provision (benefit)	(3,750)	1,560	1,244
Total income tax provision	$5,587	$9,989	$6,411

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 are as follows:

	2013	2012	2011
	(in thousands)

Statutory federal income tax provision	$5,103	$8,760	$5,774
California franchise tax, net of federal income tax effect	1,027	1,842	1,214
Other, including tax exempt income	(543)	(613)	(577)
Total income tax provision	$5,587	$9,989	$6,411

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$891	$442
Net operating loss	3,353	3,673
Allowance for loan losses, net of bad debt charge-offs	3,336	3,390
Directors deferred compensation	1,896	-
Unrealized loss on available for sale securities	2,160	-
State taxes	858	765
Capital loss on mutual funds	-	281
Other-than-temporary impairment	684	2,180
Restricted stock and options expense	6	6
Other	-	147
Total deferred tax assets	13,184	10,884
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(306)	(560)
Deferred FDIC gain	(1,944)	(2,367)
Core deposit intangibles	(1,813)	-
Depreciation	(216)	(111)
Unrealized gain on available for sale securities	-	(772)
Other	(428)	(187)
Total deferred tax liabilities	(4,707)	(3,997)
Net deferred tax asset	$8,477	$6,887

At December 31, 2013, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carryforward of approximately $9.4 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carryforward of approximately $942,000 for California franchise tax purposes.  However, the state of California has suspended the net operating loss deduction utilization for the tax years 2009, 2010, 2011, and 2012.  The net operating loss deduction for the state is now scheduled to expire in 2033.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company are subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carryforward for federal and state tax purposes.  The annual usable net operating loss carryforward going forward is approximately $932,000 per year.

As of December 31, 2013, tax years for 2010 through 2012 remain open to audit by the Internal Revenue Service and 2008 through 2012 by various state taxing agencies.  As of December 31, 2013, the Bank is not undergoing any examination by the California Franchise Tax Board.

12. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings – In February 2004, the Bank was named in a class action lawsuit titled, “James Baker v. Century Financial, et al,” alleging various violations of Missouri's Second Mortgage Loans Act (the “Missouri Act”) by charging and receiving fees and costs that were either wholly prohibited by or in excess of that allowed by the Missouri Act relating to origination fees, interest rates, and other charges.  The class action lawsuit was filed in the Circuit Court of Clay County, Missouri.  The complaint seeks restitution of all improperly collected charges, interest plus the right to rescind the mortgage loans or a right to offset any illegal collected charges, interest against the principal amounts due on the loans and punitive damages.  In March 2005, the Bank’s motion for dismissal due to limitations was denied by the trial court without comment.  The Bank’s “preemption” motion was denied in August 2006.  The Bank has answered the plaintiffs’ complaint and the parties have exchanged and answered initial discovery requests.  When the record is more fully developed, the Bank intends to raise the limitations issue again in the form of a motion for summary judgment.

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

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2028.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:
Year ending December 31,
(in thousands)
2014	$2,837
2015	2,730
2016	2,398
2017	2,119
2018	1,625
Thereafter	2,344
Total	$14,053

Rental expense under all operating leases totaled $2.4 million for 2013, $1.2 million for 2012, and $926,000 for 2011.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:
	2013	2012	2011
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$943	$177	$208
Total share-based compensation expense	943	177	208
Total share-based compensation expense, net of tax	$896	$169	$205

Diluted shares outstanding	16,609,954	10,984,034	10,630,720
Impact on diluted earnings per share	$0.054	$0.015	$0.019

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

13. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2012, 2011 and 2010, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $401,000 for 2013, $260,000 for 2012 and $212,000 for 2011.

On April 27, 2000, in an effort to attract and retain talented employees, the Board approved the combination of the 1996 Option Plan and the 1997 Option Plan into the “2000 Stock Incentive Plan.”  At the 2000 Annual Meeting, the Corporation's shareholder approved 2000 Stock Incentive Plan.  Additionally, the Corporation increased the total shares available under the 2000 Incentive Plan to 975,000 shares.

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

The 2000 Stock Incentive Plan, the Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, and the Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan are collectively the “Option Plans.”

Below is a summary of the activity in the Option Plans for the years ended December 31, 2013 and 2012:

	2013		2012
	Shares	Weighted average exercise price per share	Shares	Weighted average exercise price per share

Options outstanding at the beginning of the year	672,334	$8.34	568,500	$8.34
Granted	202,000	10.64	190,000	7.87
Exercised	(57,164)	9.16	(60,662)	6.33
Forfeited and expired	(3,500)	5.91	(25,504)	9.72
Options outstanding at the end of the year	813,670	$8.86	672,334	$8.34

Options exercisable at the end of the year	470,687		449,435

Weighted average remaining contractual life of options outstanding at end of year	6.0 Years		5.6 Years

      The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlying securities) of options outstanding was $5.6 million at December 31, 2013, $1.5 million at December 31, 2012, and $184,000 at December 31, 2011.

The aggregate intrinsic value of vested options outstanding was $3.4 million at December 31, 2013, $695,000 at December 31, 2012, and $180,000 at December 31, 2011.

The amount charged against compensation expense in relation to the stock options was $943,000 for 2013 and $177,000 for 2012.  At December 31, 2013, unrecognized compensation expense related to the options is approximately $56,000 for 2014, $232,000 for 2015 and $9,000 for 2016.

Options granted under the Option Plans during 2013, 2012 and 2011 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2013	2012	2011

Expected volatility	22.2% - 25.82%	23.14%	16.49% - 38.47%
Expected term	10.0 Years	10.0 Years	10.0 Years
Expected dividends	None	None	None
Risk free rate	1.78% - 2.67%	1.57%	1.92% - 3.50%
Weighted-average grant date fair value	$3.93 - $5.87	$7.87	$1.80 - $3.47

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank.  The Salary Continuation Plan is unfunded.  The amounts expensed in 2013 and 2012 under the Salary Continuation Plan amounted to $122,000 and $80,000, respectively.  As of December 31, 2013 and 2012, $1.0 million and $524,000, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees.  The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation.  The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan.  At December 31, 2013 the liability for the plan was $315,000 compared to $269,000, at December 31, 2012.  The interest expense for 2013 was $7,000, compared to $10,000 for 2012 and $7,000 for 2011.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2013 and 2012 was $79,000 and $33,000, respectively, for this plan.  As of December 31, 2013 and 2012, $90,000 and $70,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $341,000 at December 31, 2013 and $127,000 at December 31, 2012.

The Company’s commitments to extend credit at December 31, 2013 were $337.2 million and $131.5 million at December 31, 2012.  The 2013 balance is primarily composed of $207.5 million of undisbursed warehouse loans and $77.2 million of undisbursed C&I loans.

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

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2013 and 2012:

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

Other real estate owned – Other real estate owned represents real estate that the Company has taken control of in partial or full satisfaction of loans.  At the time of foreclosure, other real estate owned is recorded at the fair value of the real estate, less costs to sell, which becomes the property’s new basis.  Fair values are generally based on third party appraisals of the property less any estimated selling costs and are classified as Level 2.

Accrued Interest Receivable/Payable – The carrying amount approximates fair value and are classified as Level 1.

Deposit Accounts— The fair values estimated for demand deposits (interest and noninterest checking, passbook savings, and certain types of money market accounts) are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) resulting in a Level 1 classification.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits in a Level 2 classification.  The carrying amount of accrued interest payable approximates its fair value as a Level 1 classification.

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

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2013 and 2012.

	At December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$126,813	$126,813	$-	$-	$126,813
Securities available for sale	256,089	-	256,089	-	256,089
Federal Reserve Bank and FHLB stock, at cost	15,450	15,450	-	-	15,450
Loans held for sale, net	3,147	-	3,147	-	3,147
Loans held for investment, net	1,231,923	-	1,227,889	2,427	1,230,316
Accrued interest receivable	6,254	6,254	-	-	6,254
Other real estate owned	1,186	-	1,186	-	1,186
Liabilities:
Deposit accounts	1,306,286	991,630	301,007	-	1,292,637
FHLB advances	156,000	156,000	-	-	156,000
Other borrowings	48,091	-	49,058	-	49,058
Subordinated debentures	10,310	-	4,696	-	4,696
Accrued interest payable	166	166	-	-	166

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$337,181	$-	$33,718	$-	$33,718

	At December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$59,352	$59,352	$-	$-	$59,352
Securities available for sale	84,066	-	83,114	952	84,066
Federal Reserve Bank and FHLB stock, at cost	11,247	11,247	-	-	11,247
Loans held for sale, net	3,681	-	3,681	-	3,681
Loans held for investment, net	974,213	-	1,046,853	2,736	1,049,589
Accrued interest receivable	4,126	4,126	-	-	4,126
Other real estate owned	2,258	-	2,258	-	2,258
Liabilities:
Deposit accounts	904,768	548,101	363,382	-	911,483
FHLB advances	87,000	87,000	-	-	87,000
Other borrowings	28,500	-	31,267	-	31,267
Subordinated debentures	10,310	-	4,973	-	4,973
Accrued interest payable	142	142	-	-	142

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$131,450	$-	$13,145	$-	$13,145

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At December 31, 2013, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$-	$256,089	$-	$256,089
Total assets	$-	$256,089	$-	$256,089

	At December 31, 2012
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$-	$83,114	$952	$84,066
Total assets	$-	$83,114	$952	$84,066

The following table provides a summary of the changes in consolidated statements of financial condition carrying values associated with Level 3 financial instruments during the twelve months ended December 31, 2013:

Marketable Securities	Fair Value Measurement Using Significant Other Unobservable Inputs (Level 3)
(in thousands)
Beginning Balance, January 1, 2013	$952
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	194
Included in other comprehensive income	(140)
Purchases, issuances, and settlements	(1,077)
Transfer in and/or out of Level 3	71
Ending Balance, December 31, 2013	$-

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2013:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Impaired Loans	$-	$-	$2,427	$2,427
Loans held for sale	-	3,147	-	3,147
Other real estate owned	-	1,186	-	1,186
Total assets	$-	$4,333	$2,427	$6,760

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

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.  Excluded from the diluted earnings per share calculation were options to purchase 2,601 shares of common stock for the year ended December 31, 2013 and 259,373 shares of common stock for the year ended December 31, 2012, as the exercise prices exceeded the stock price at the end of each period.

	Income/(Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2013:
Net income applicable to earnings per share	$8,993
Basic earnings per share: Income available to common stockholders	8,993	15,798,885	$0.57
Effect of dilutive securities: Warrants and stock option plans	-	811,069
Diluted earnings per share: Income available to common stockholders	$8,993	16,609,954	$0.54

For the year ended December 31, 2012:
Net income applicable to earnings per share	$15,776
Basic earnings per share: Income available to common stockholders	15,776	10,571,073	$1.49
Effect of dilutive securities: Warrants and stock option plans	-	412,961
Diluted earnings per share: Income available to common stockholders	$15,776	10,984,034	$1.44

For the year ended December 31, 2011:
Net income applicable to earnings per share	$10,572
Basic earnings per share: Income available to common stockholders	10,572	10,092,181	$1.05
Effect of dilutive securities: Warrants and stock option plans	-	538,539
Diluted earnings per share: Income available to common stockholders	$10,572	10,630,720	$0.99

17. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  There were no new loans made or outstanding to any officers or directors of the Company in 2013 or 2012.

At the end of 2013 the Company had related party deposits of $819,000 compared to $1.2 million at the end of 2012.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2013
Interest income	$14,235	$14,936	$16,374	$17,973
Interest expense	1,336	1,347	1,366	1,307
Provision for estimated loan losses	296	322	646	596
Noninterest income	1,724	2,431	2,321	2,617
Noninterest expense	11,179	15,856	11,771	12,009
Income tax provision	1,176	91	1,846	2,474
Net income	$1,972	$(249)	$3,066	$4,204

Earnings per share:
Basic	$0.14	$(0.02)	$0.19	$0.26
Diluted	$0.13	$(0.02)	$0.18	$0.25

For the year ended December 31, 2012
Interest income	$12,116	$13,046	$13,626	$14,159
Interest expense	2,075	1,764	1,772	1,538
Provision for estimated loan losses	-	-	145	606
Noninterest income	939	6,529	1,910	3,194
Noninterest expense	6,641	8,205	8,031	8,977
Income tax provision	1,647	3,795	2,126	2,421
Net income	$2,692	$5,811	$3,462	$3,811

Earnings per share:
Basic	$0.26	$0.56	$0.34	$0.33
Diluted	$0.25	$0.55	$0.32	$0.32

19. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2013	2012
	(in thousands)
Assets:
Cash and cash equivalents	$2,873	$7,027
Deferred income taxes	3,280	4,129
Investment in subsidiaries	179,034	133,560
Other assets	611	411
Total Assets	$185,798	$145,127
Liabilities:
Subordinated debentures	$10,310	$10,310
Accrued expenses and other liabilities	262	301
Total Liabilities	10,572	10,611
Total Stockholders’ Equity	175,226	134,516
Total Liabilities and Stockholders’ Equity	$185,798	$145,127

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income:
Interest income	$20	$4	$4
Noninterest income	3	24	6
Total income	23	28	10
Expense:
Interest expense	307	326	310
Noninterest expense	2,141	1,138	546
Total expense	2,448	1,464	856
Loss before income tax provision	(2,425)	(1,436)	(846)
Income tax benefit	(827)	(591)	(349)
Net loss (parent only)	(1,598)	(845)	(497)
Equity in net earnings of subsidiaries	10,591	16,621	11,069
Net income	$8,993	$15,776	$10,572

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$8,993	$15,776	$10,572
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	943	177	208
Equity in net earnings of subsidiaries	(10,591)	(16,621)	(11,069)
Increase (decrease) in accrued expenses and other liabilities	(39)	154	(192)
Increase (decrease) in current and deferred taxes	1,153	93	352
Decrease (increase) in other assets	(504)	44	(128)
Net cash used in operating activities	(45)	(377)	(257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	-	800	3,450
Proceeds from issuance of common stock, net of issuance cost	4,560	30,958	-
Repurchase Pacific Premier Bancorp Warrants	-	-	(3,660)
Repurchase of common stock	(59)	(195)	(451)
Proceeds from exercise of options and warrants	90	237	274
Capital contribution to Bank	(8,700)	(25,000)	-
Net cash provided by (used in) financing activities	(4,109)	6,800	(387)
Net increase (decrease) in cash and cash equivalents	(4,154)	6,423	(644)
Cash and cash equivalents, beginning of year	7,027	604	1,248
Cash and cash equivalents, end of year	$2,873	$7,027	$604

20. Acquisitions

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

Goodwill in the amount of $5.6 million was recognized in this acquisition.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of SDTB as of June 25, 2013 and the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	SDTB Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
Assets
Cash and cash equivalents	$30,252	$-	$30,252
Investment securities	124,960	(155)	124,805
Loans, gross	42,945	(223)	42,722
Allowance for loan losses	(1,013)	1,013	-
Other real estate owned	752	-	752
Core deposit intangible	-	2,836	2,836
Other assets	9,856	-	9,856
Total assets acquired	$207,752	$3,471	$211,223
Liabilities
Deposits	$183,901	$6	$183,907
Deferred tax liability (asset)	(333)	1,507	1,174
Other liabilities	1,823	(729)	1,094
Total liabilities assumed	185,391	784	186,175
Excess of assets acquired over liabilities assumed	$22,361	$2,687	25,048
Consideration paid			30,622
Goodwill recognized			$5,574

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

The following table represents the assets acquired and liabilities assumed of FAB as of March 15, 2013, the provisional fair value adjustments and amounts recorded by the Company in 2013 under the acquisition method of accounting:

	FAB Book Value	Fair Value Adjustments	Fair Value
Assets	(dollars in thousands)
Cash and cash equivalents	$167,663	$-	$167,663
Investment securities	219,913	2,478	222,391
Loans, gross	26,264	158	26,422
Allowance for loan losses	(224)	224	-
Core deposit intangible	-	1,930	1,930
Other assets	5,823	-	5,823
Total assets acquired	$419,439	$4,790	$424,229
Liabilities
Deposits	$356,737	$81	$356,818
Borrowings	16,905	-	16,905
Deferred tax liability	-	3,918	3,918
Other Liabilities	536	-	536
Total liabilities assumed	374,178	3,999	378,177
Excess of assets acquired over liabilities assumed	$45,261	$791	46,052
Consideration paid			57,906
Goodwill recognized			$11,854

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

The operating results of the Company for the twelve months ending December 31, 2013 include the operating results of FAB and SDTB since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the merger with FAB and SDTB were effective as of January 1, 2013 and 2012.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Twelve months Ended December 31,
	2013	2012

Net interest and other income	$72,021	$71,606
Net income	9,852	18,713
Basic earnings per share	$0.62	$1.43
Diluted earnings per share	$0.59	$1.39

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
(dollars in thousands)
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

Canyon National Bank

Effective February 11, 2011, the Bank acquired certain assets and assumed certain liabilities of Canyon National Bank from the FDIC as receiver for Canyon National~~,~~ pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on February 11, 2011.  The Canyon National Acquisition included the three branches of Canyon National, all of which became branches of the Bank upon consummation of the Canyon National Acquisition.  The Bank did not enter into any loss sharing agreements with the FDIC in connection with the Canyon National Acquisition.  As a result of the Canyon National Acquisition, the Bank acquired and received certain assets with a fair value of approximately $208.9 million, including:

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
(dollars in thousands)
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

21. Subsequent Events

Pacific Premier Bancorp, Inc. and IFC

On November 18, 2013, the Company announced that it had entered into a definitive agreement to acquire privately held Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its wholly owned operating subsidiary Infinity Franchise Capital, LLC (“IFC” and together with Infinity Holdings, “Infinity”), a national lender to franchisees in the quick service restaurant (“QSR”)  industry, and other direct and indirect subsidiaries utilized in its business.  The acquisition was completed on January 30, 2014, whereby we acquired $80.8 million in assets, $709,000 in liabilities and paid off their credit facility of $67.6 million.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date.  The acquisition of Infinity is expected to further diversify our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for the Company in the future.  The value of the total consideration paid for the Infinity acquisition was $16.9 million, which consisted of $9.0 million paid in cash and the issuance of 562,469 shares of the Corporation’s stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.  The acquisition is expected to be accretive to PPBI’s 2014 earnings per share.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2013.  Vavrinek, Trine, Day & Co., LLP’s audit report appears in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the fourth quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2013, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, with respect to options outstanding and available under the Company’s active stock incentive plans.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2000 Stock Incentive Plan	5,500	$12.65	-
2004 Stock Incentive Plan	418,670	$8.40	32,105
2012 Stock Incentive Plan	389,500	$9.31	228,000
Equity compensation plans not approved by security holders	-	-	-
Total Equity Compensation plans	813,670	$8.86	260,105

Additional information required by this item is contained in the Proxy Statement under the headings “Principal Holders of Common Stock” and “Security Ownership of Directors and Executives Officers,” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by this item is contained in the Proxy Statement under the headings “Transactions with Certain Related Persons” and “Item 1—Election of Directors,” which information is incorporated herein by reference.

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

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

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
10.17 10.18
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

#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2013 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2013 and 2011; (ii) Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

By:	/s/ Steve Gardner
Steve Gardner
President and Chief Executive Officer
(principal executive officer)

DATED:  March 17, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 17, 2014
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 17, 2014
Kent J. Smith

/s/ Jeff C. Jones	Chairman of the Board of Directors	March 17, 2014
Jeff C. Jones

/s/ John D. Goddard	Director	March 17, 2014
John D. Goddard

/s/ Michael L. McKennon	Director	March 17, 2014
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 17, 2014
Kenneth Boudreau

/s/ Joe Garrett	Director	March 17, 2014
Joe Garrett

/s/ John Carona	Director	March 17, 2014
John Carona