Form 10-Q
period 2014-03-31
PACIFIC PREMIER BANCORP INC
filed 2014-05-12
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant's common stock as of May 9, 2014 was 17,224,977.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At March 31, 2014 (unaudited), December 31, 2013 (audited) and March 31, 2013 (unaudited)

Consolidated Statements of Operations: For the three months ended March 31, 2014 and 2013 (unaudited)

Consolidated Statements of Comprehensive Income: For the three months ended March 31, 2014 and 2013 (unaudited)

Consolidated Statements of Stockholders’ Equity: For the three months ended March 31, 2014 and 2013 (unaudited)

Consolidated Statements of Cash Flows: For the three months ended March 31, 2014 and 2013 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	March 31, 2014	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$124,143	$126,787	$99,431
Federal funds sold	276	26	27
Cash and cash equivalents	124,419	126,813	99,458
Investment securities available for sale	202,142	256,089	301,160
FHLB/FRB/Other stock, at cost	14,104	15,450	10,974
Loans held for sale, net	-	3,147	3,643
Loans held for investment	1,325,372	1,240,123	941,828
Allowance for loan losses	(8,685)	(8,200)	(7,994)
Loans held for investment, net	1,316,687	1,231,923	933,834
Accrued interest receivable	5,865	6,254	4,898
Other real estate owned	752	1,186	1,561
Premises and equipment	9,643	9,864	8,862
Deferred income taxes	9,180	8,477	2,646
Bank owned life insurance	26,240	24,051	17,701
Intangible assets	6,374	6,628	4,463
Goodwill	22,950	17,428	11,854
Other assets	6,926	6,877	5,601
TOTAL ASSETS	$1,745,282	$1,714,187	$1,406,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$412,871	$366,755	$316,536
Interest bearing	1,022,332	939,531	869,183
Total deposits	1,435,203	1,306,286	1,185,719
FHLB advances and other borrowings	95,506	204,091	44,191
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	15,403	18,274	8,846
TOTAL LIABILITIES	1,556,422	1,538,961	1,249,066
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 17,224,977 shares at March 31, 2014, 16,656,279 shares at December 31, 2013, and 15,437,531 shares at March 31, 2013 issued and outstanding	172	166	154
Additional paid-in capital	152,325	143,322	128,075
Retained earnings	37,447	34,815	27,794
Accumulated other comprehensive income (loss), net of tax (benefit) of ($757) at March 31, 2014, ($2,152) at December 31, 2013, and $1,095 at March 31, 2013	(1,084)	(3,077)	1,566
TOTAL STOCKHOLDERS’ EQUITY	188,860	175,226	157,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,745,282	$1,714,187	$1,406,655

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
INTEREST INCOME
Loans	$16,585	$13,396
Investment securities and other interest-earning assets	1,437	839
Total interest income	18,022	14,235
INTEREST EXPENSE
Deposits	1,069	1,019
FHLB advances and other borrowings	243	240
Subordinated debentures	75	77
Total interest expense	1,387	1,336
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	16,635	12,899
PROVISION FOR LOAN LOSSES	949	296
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,686	12,603
NONINTEREST INCOME
Loan servicing fees	856	326
Deposit fees	454	440
Net gain from sales of loans	548	723
Net gain from sales of investment securities	62	-
Other-than-temporary impairment recovery (loss) on investment securities, net	13	(30)
Other income	119	265
Total noninterest income	2,052	1,724
NONINTEREST EXPENSE
Compensation and benefits	6,891	5,097
Premises and occupancy	1,588	1,293
Data processing and communications	1,131	635
Other real estate owned operations, net	13	37
FDIC insurance premiums	237	140
Legal, audit and professional expense	593	595
Marketing expense	176	206
Office and postage expense	369	263
Loan expense	184	248
Deposit expense	761	160
Merger related expense	626	1,745
Other expense	972	760
Total noninterest expense	13,541	11,179
NET INCOME BEFORE INCOME TAX	4,197	3,148
INCOME TAX	1,565	1,176
NET INCOME	$2,632	$1,972

EARNINGS PER SHARE
Basic	$0.15	$0.14
Diluted	$0.15	$0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,041,594	14,355,407
Diluted	17,376,001	15,117,216

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$2,632	$1,972
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains on securities arising during the period, net of income taxes (1)	2,029	461
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(36)	-
Net unrealized gain on securities, net of income taxes	1,993	461
Comprehensive income	$4,625	$2,433

(1) Income taxes on the unrealized gains on securities was $1.4 million for the first quarter of 2014 and $323,000 for the first quarter of 2013.
(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $26,000 for the first quarter of 2014.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income				2,632		2,632
Other comprehensive income					1,993	1,993
Share-based compensation expense			181			181
Common stock repurchased and retired	(3,936)	-	(284)			(284)
Common stock issued	562,469	6	9,006			9,012
Stock options exercised	10,165	-	100			100
Balance at March 31, 2014	17,224,977	$172	$152,325	$37,447	$(1,084)	$188,860

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net income				1,972		1,972
Other comprehensive income					461	461
Share-based compensation expense			152			152
Common stock repurchased and retired	(3,666)	-	(22)			(22)
Common stock issued	1,774,217	17	20,482			20,499
Stock options exercised	5,332	-	10			10
Balance at March 31, 2013	15,437,531	$154	$128,075	$27,794	$1,566	$157,589

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,632	$1,972
Adjustments to net income:
Depreciation and amortization expense	549	440
Provision for loan losses	949	296
Share-based compensation expense	181	152
Loss on sale and disposal of premises and equipment	23	-
Loss on sale of other real estate owned	11	3
Amortization of premium/discounts on securities held for sale, net	637	237
Amortization of loan mark-to-market discount from FDIC transaction	(579)	(729)
Gain on sale of investment securities available for sale	(62)	-
(Recoveries) other-than-temporary impairment loss on investment securities, net	(13)	30
Gain on sale of loans held for investment	(548)	(723)
Recoveries on loans	37	184
Principal payments from loans held for sale	31	38
Loss on loans held for sale	180	-
Deferred income tax provision	(703)	-
Change in accrued expenses and other liabilities, net	(3,916)	(387)
Income from bank owned life insurance, net	(189)	(128)
Change in accrued interest receivable and other assets, net	(372)	(1,347)
Net cash provided by operating activities	(1,152)	38
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	87,580	50,977
Net change in undisbursed loan funds	17,651	107,003
Purchase and origination of loans held for investment	(108,020)	(89,836)
Proceeds from sale of other real estate owned	423	694
Principal payments on securities available for sale	6,212	5,797
Purchase of securities available for sale	(4,976)	-
Proceeds from sale or maturity of securities available for sale	56,081	-
Investment in Bank Own Life Insurance	(2,000)	-
Purchases of premises and equipment	(277)	(657)
Purchase of Federal Reserve Bank stock	(6)	-
Redemption of FHLB stock	1,352	926
Cash (disbursed) acquired in acquisitions, net	(7,793)	124,697
Net cash provided by investing activities	46,227	199,601
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	128,917	(75,867)
Repayment of FHLB advances and other borrowings	(176,202)	(88,214)
Proceeds from issuance of common stock, net of issuance cost	-	4,560
Proceeds from exercise of stock options	100	10
Repurchase of common stock	(284)	(22)
Net cash (used in) provided by financing activities	(47,469)	(159,533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,394)	40,106
CASH AND CASH EQUIVALENTS, beginning of period	126,813	59,352
CASH AND CASH EQUIVALENTS, end of period	$124,419	$99,458

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$1,104	$1,277
Income taxes paid	3,500	2,700
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	-	222,391
Federal Reserve Bank/FHLB/TIB Stock	-	653
Loans	78,833	26,422
Core deposit intangible	-	1,930
Goodwill	5,522	11,854
Fixed assets	74	70
Other assets	702	5,100
Deposits	-	(356,818)
Other borrowings	(67,617)	(16,905)
Other liabilities	(709)	(4,454)
Additional paid-in capital	(9,012)	(15,938)
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$-	$-
Investment securities available for sale purchased and not settled	$557	$-
Loans held for sale transfer to loans held for investment	$2,936	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2014, December 31, 2013, and March 31, 2013, the results of its operations and comprehensive income for the three months ended March 31, 2014 and 2013 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2014 and 2013.  Operating results or comprehensive income for the three months ended March 31, 2014 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2014.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2014

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11,"Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."  The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability.  The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of ASU No. 2013-11 had no impact on the Company's Consolidated Financial Statements.

Accounting Standards Pending Adoption

In January 2014, the FASB issued ASU No. 2014-01,"Accounting for Investments in Qualified Affordable Housing Projects."  ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects.  ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014.  Upon adoption, the guidance must be applied retrospectively to all periods presented.  However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015.  The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04,"Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.  The allowance for loan losses, the fair value of stock-based compensation awards, the fair values of financial instruments and the status of contingencies are particularly subject to change.

Note 4 –  Acquisitions

The Company accounted for the following transactions under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the core deposit intangible, securities and deposits with the assistance of third party valuations. The fair value of other real estate owned (“OREO”) was based on recent appraisals of the properties.

The estimated fair values in these acquisitions are subject to refinement as additional information relative to the closing date fair values become available through the measurement period, which can extend for up to one year after the closing date of the transaction. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

Infinity Franchise Holdings Acquisition

On January 30, 2014, the Company completed its acquisition of Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its wholly owned operating subsidiary Infinity Franchise Capital, LLC (“IFC” and together with Infinity Holdings, “IFH”), a national lender to franchisees in the quick service restaurant (“QSR”) industry, and other direct and indirect subsidiaries utilized in its business.  The value of the total consideration paid for the Infinity acquisition was $17.4 million, which consisted of $8.3 million paid in cash and the issuance of 562,469 shares of the Corporation’s stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.

The acquisition of IFH is expected to further diversify our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base. The QSR franchisee lending business is a niche market that we believe provides attractive growth opportunities for the Company in the future.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date; and the acquisition is expected to be accretive to our 2014 earnings per share.

Goodwill in the amount of $5.5 million was recognized in the IFH acquisition.  Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Infinity as of January 30, 2014 and the provisional fair value adjustments and amounts recorded by the Company in 2014 under the acquisition method of accounting:

	IFH Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$555	$-	$555
Loans, gross	78,833	-	78,833
Deferred loan costs	1,082	(1,082)	-
Allowance for loan losses	(268)	268	-
Other assets	776	-	776
Total assets acquired	$80,978	$(814)	$80,164
LIABILITIES ASSUMED
Bank loan	$67,617	$-	$67,617
Accrued compensation	495	-	495
Other liabilities	214	-	214
Total liabilities assumed	68,326	-	68,326
Excess of assets acquired over liabilities assumed	$12,652	$(814)	11,838
Consideration paid			17,360
Goodwill recognized			$5,522

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

Goodwill in the amount of $5.6 million was recognized in the SDTB acquisition.  Goodwill recognized in this transaction is not deductible for income tax purposes.

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
LIABILITIES ASSUMED
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

Goodwill in the amount of $11.9 million was recognized in the FAB acquisition.  Goodwill recognized in this transaction is not deductible for income tax purposes.

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

There were no purchased credit impaired loans acquired from FAB, SDTB or Infinity.  For loans acquired from FAB, SDTB and Infinity, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	FAB	SDTB	IFH
	(dollars in thousands)

Contractual amounts due	$32,107	$47,251	$98,320
Cash flows not expected to be collected	-	-	-
Expected cash flows	32,107	47,251	98,320
Interest component of expected cash flows	5,685	4,529	19,487
Fair value of acquired loans	$26,422	$42,722	$78,833

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by FAB, SDTB or Infinity.

The operating results of the Company for the three months ending March 31, 2014 include the operating results of FAB, SDTB and Infinity since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of FAB, SDTB and Infinity were effective as of January 1, 2014 and 2013.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months Ended March 31,
	2014	2013

Net interest and other income	$18,722	$16,543
Net income	$2,251	$1,909
Basic earnings per share	$0.13	$0.12
Diluted earnings per share	$0.13	$0.12

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$77,062	$848	$(586)	$77,324
Mortgage-backed securities	126,921	65	(2,168)	124,818
Total securities available for sale	$203,983	$913	$(2,754)	$202,142

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	March 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$74	$11	$-	$85
Municipal bonds	154,543	1,783	(387)	155,939
Mortgage-backed securities	143,882	1,821	(567)	145,136
Total securities available for sale	$298,499	$3,615	$(954)	$301,160

At March 31, 2014, the Company had $6.1 million in Federal Home Loan Bank (“FHLB”) stock, $3.9 million in Federal Reserve Bank (“FRB”) stock, and $4.0 million in other stock, all carried at cost.  During the three months of 2014, the FHLB has repurchased $1.4 million of the Company’s excess FHLB stock through its stock repurchase program.

At March 31, 2014, mortgage-backed securities (“MBS”) with an estimated par value of $65.5 million and a fair value of $67.5 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $17.0 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2014
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	74	$36,765	$(476)	12	$5,046	$(110)	86	$41,811	$(586)
Mortgage-backed securities	32	93,299	(1,422)	1	12,312	(746)	33	105,611	(2,168)
Total	106	$130,064	$(1,898)	13	$17,358	$(856)	119	$147,422	$(2,754)

	December 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	133	$61,524	$(1,850)	-	$-	$-	133	$61,524	$(1,850)
Mortgage-backed securities	45	140,704	(3,075)	1	12,607	(913)	46	153,311	(3,988)
Total	178	$202,228	$(4,925)	1	$12,607	$(913)	179	$214,835	$(5,838)

	March 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	122	$53,773	$(387)	-	$-	$-	122	$53,773	$(387)
Mortgage-backed securities	3	20,258	(350)	27	1,031	(217)	30	21,289	(567)
Total	125	$74,031	$(737)	27	$1,031	$(217)	152	$75,062	$(954)

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2014, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	$-	$11,749	$11,729	$37,712	$37,570	$27,601	$28,025	$77,062	$77,324
Mortgage-backed securities	-	-	-	-	12,675	12,576	114,246	112,242	126,921	124,818
Total investment securities available for sale	-	-	11,749	11,729	50,387	50,146	141,847	140,267	203,983	202,142

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At March 31, 2014, the Company had accumulated other comprehensive loss of $1.8 million, or $1.1 million net of tax, compared to accumulated other comprehensive loss of $5.2 million, or $3.1 million net of tax, at December 31, 2013.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Business loans:
Commercial and industrial	$271,877	$187,035	$140,592
Commercial owner occupied (1)	223,848	221,089	166,571
SBA	11,045	10,659	5,116
Warehouse facilities	81,033	87,517	138,935
Real estate loans:
Commercial non-owner occupied	333,490	333,544	256,015
Multi-family	223,200	233,689	139,100
One-to-four family (2)	141,469	145,235	87,109
Construction	29,857	13,040	-
Land	6,170	7,605	7,863
Other loans	3,480	3,839	4,690
Total gross loans (3)	1,325,469	1,243,252	945,991
Less loans held for sale, net	-	(3,147)	(3,643)
Total gross loans held for investment	1,325,469	1,240,105	942,348
Less:
Deferred loan origination costs (fees) and premiums (discounts), net	(97)	18	(520)
Allowance for loan losses	(8,685)	(8,200)	(7,994)
Loans held for investment, net	$1,316,687	$1,231,923	$933,834

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $1.8 million, on Palm Desert National Bank ("Palm Desert National") loans of $2.2 million, and on SDTB loans of $115,000 and (ii) the mark-to-market premium on FAB loans of $53,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $50.3 million for secured loans and $30.2 million for unsecured loans at March 31, 2014.  At March 31, 2014, the Bank’s largest aggregate outstanding balance of loans to one borrower was $34.5 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	March 31, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$84	$-	$84
Commercial owner occupied	866	-	866
Real estate loans:
Commercial non-owner occupied	993	-	993
One-to-four family	-	14	14
Total purchase credit impaired	$1,943	$14	$1,957

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At March 31, 2014, the Company had $2.0 million of purchased credit impaired loans, of which $302,000 were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the three months ended March 31, 2014:

	Three Months Ended
	March 31, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$1,623	$53	$1,676
Accretion	(68)	-	(68)
Disposals and other	-	-	-
Change in accretable yield	-	-	-
Balance at the end of period	$1,555	$53	$1,608

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2014
Business loans:
Commercial and industrial	$67	$31	$-	$31	$-	$10	$-
Commercial owner occupied	870	718	-	718	-	738	-
SBA	246	14	-	14	-	14	9
Real estate loans:
Commercial non-owner occupied	1,894	1,327	-	1,327	-	1,093	17
One-to-four family	639	593	274	319	104	602	17
Totals	$3,716	$2,683	$274	$2,409	$104	$2,457	$43

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2013
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$255	$17
Commercial owner occupied	872	747	-	747	-	177	66
SBA	246	14	-	14	-	70	28
Real estate loans:
Commercial non-owner occupied	1,202	983	28	955	1	984	68
Multi-family	-	-	-	-	-	108	2
One-to-four family	746	683	278	405	104	743	44
Totals	$3,066	$2,427	$306	$2,121	$105	$2,337	$225

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2013
Business loans:
Commercial and industrial	$697	$580	$281	$299	$256	$584	$18
Commercial owner occupied	245	245	-	245	-	245	-
SBA	422	129	-	129	-	143	6
Real estate loans:
Commercial non-owner occupied	2,478	1,974	-	1,974	-	1,550	22
Multi-family	-	-	-	-	-	88	2
One-to-four family	849	824	502	322	360	858	26
Totals	$4,691	$3,752	$783	$2,969	$616	$3,468	$74

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

The Company reviews loans for impairment when the loan is classified as substandard or worse, delinquent 90 days, or determined by management to be collateral dependent, or when the borrower files bankruptcy or is granted a troubled debt restructuring (“TDR”).  Measurement of impairment is based on the loan’s expected future cash flows discounted at the loan’s effective interest rate, measured by reference to an observable market value, if one exists, or the fair value of the collateral if the loan is deemed collateral dependent. All loans are generally charged-off at such time the loan is classified as a loss.  Valuation allowances are determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics.

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)

Nonaccruing loans	$2,497	$2,239	$3,055
Accruing loans	186	188	697
Total impaired loans	$2,683	$2,427	$3,752

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $2.5 million at March 31, 2014, $2.2 million at December 31, 2013, and $3.1 million at March 31, 2013.  The Company had no loans 90 days or more past due and still accruing at March 31, 2014, December 31, 2013 or March 31, 2013.

The Company had no TDRs during the quarter ended March 31, 2014 and has an immaterial amount of TDRs related to one U.S. Small Business Administration (“SBA”) loan which was completed prior to 2011.

Concentration of Credit Risk

As of March 31, 2014, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$270,024	$-	$1,853	$271,877
Commercial owner occupied	212,663	272	10,913	223,848
SBA	11,031	-	14	11,045
Warehouse facilities	81,033	-	-	81,033
Real estate loans:
Commercial non-owner occupied	328,645	-	4,845	333,490
Multi-family	222,178	508	514	223,200
One-to-four family	140,453	-	1,016	141,469
Construction	29,857	-	-	29,857
Land	6,170	-	-	6,170
Other loans	3,478	-	2	3,480
Totals	$1,305,532	$780	$19,157	$1,325,469

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$184,247	$12	$2,776	$187,035
Commercial owner occupied	207,872	1,217	12,000	221,089
SBA	10,659	-	-	10,659
Warehouse facilities	87,517	-	-	87,517
Real estate loans:
Commercial non-owner occupied	329,538	352	3,654	333,544
Multi-family	232,661	511	517	233,689
One-to-four family	144,152	-	1,083	145,235
Construction	13,040	-	-	13,040
Land	7,605	-	-	7,605
Other loans	3,834	-	5	3,839
Totals	$1,221,125	$2,092	$20,035	$1,243,252

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$136,947	$96	$3,549	$140,592
Commercial owner occupied	149,787	2,792	13,992	166,571
SBA	5,063	-	53	5,116
Warehouse facilities	138,935	-	-	138,935
Real estate loans:
Commercial non-owner occupied	247,140	360	8,515	256,015
Multi-family	137,014	517	1,569	139,100
One-to-four family	85,849	-	1,260	87,109
Land	7,853	-	10	7,863
Other loans	4,678	-	12	4,690
Totals	$913,266	$3,765	$28,960	$945,991

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$271,845	$-	$32	$-	$271,877	$31
Commercial owner occupied	223,402	-	-	446	223,848	864
SBA	10,985	46	-	14	11,045	14
Warehouse facilities	81,033	-	-	-	81,033	-
Real estate loans:
Commercial non-owner occupied	332,572	-	-	918	333,490	1,327
Multi-family	223,200	-	-	-	223,200	-
One-to-four family	141,348	72	-	49	141,469	438
Construction	29,857	-	-	-	29,857	-
Land	6,170	-	-	-	6,170	-
Other loans	3,480	-	-	-	3,480	-
Totals	$1,323,892	$118	$32	$1,427	$1,325,469	$2,674

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$187,035	$-	$-	$-	$187,035	$-
Commercial owner occupied	219,875	768	-	446	221,089	747
SBA	10,645	-	-	14	10,659	14
Warehouse facilities	87,517	-	-	-	87,517	-
Real estate loans:
Commercial non-owner occupied	332,984	-	-	560	333,544	983
Multi-family	233,689	-	-	-	233,689	-
One-to-four family	145,041	71	-	123	145,235	507
Construction	13,040	-	-	-	13,040	-
Land	7,605	-	-	-	7,605	-
Other loans	3,709	130	-	-	3,839	-
Totals	$1,241,140	$969	$-	$1,143	$1,243,252	$2,251

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$140,365	$9	$-	$218	$140,592	$333
Commercial owner occupied	166,326	-	-	245	166,571	245
SBA	5,044	-	-	72	5,116	121
Warehouse facilities	138,935	-	-	-	138,935	-
Real estate loans:
Commercial non-owner occupied	254,678	-	-	1,337	256,015	1,974
Multi-family	138,053	-	1,047	-	139,100	-
One-to-four family	87,021	49	30	9	87,109	429
Land	7,863	-	-	-	7,863	-
Other loans	4,690	-	-	-	4,690	-
Totals	$942,975	$58	$1,077	$1,881	$945,991	$3,102

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all Federal Deposit Insurance (“FDIC”) insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for one-to-four family loans for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(124)	-	-	-	(365)	-	(12)	-	-	-	(501)
Recoveries	5	-	2	-	-	-	30	-	-	-	37
Provisions for (reduction in) loan losses	516	(64)	26	(16)	564	(12)	(198)	187	(46)	(8)	949
Balance, March 31, 2014	$2,365	$1,754	$179	$376	$1,857	$805	$919	$323	$81	$26	$8,685

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$104	$-	$-	$-	$104
General portfolio allocation	2,365	1,754	179	376	1,857	805	815	323	81	26	8,581

Loans individually evaluated for impairment	31	718	14	-	1,327	-	593	-	-	-	2,683
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	17.54%	0.00%	0.00%	0.00%	3.88%
Loans collectively evaluated for impairment	$271,846	$223,130	$11,031	$81,033	$332,163	$223,200	$140,876	$29,857	$6,170	$3,480	$1,322,786
General reserves to total loans collectively evaluated for impairment	0.87%	0.79%	1.62%	0.46%	0.56%	0.36%	0.58%	1.08%	1.31%	0.75%	0.65%

Total gross loans	$271,877	$223,848	$11,045	$81,033	$333,490	$223,200	$141,469	$29,857	$6,170	$3,480	$1,325,469
Total allowance to gross loans	0.87%	0.78%	1.62%	0.46%	0.56%	0.36%	0.65%	1.08%	1.31%	0.75%	0.66%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(58)	-	(5)	-	(401)	-	(10)	-	-	(6)	(480)
Recoveries	7	-	19	-	-	-	43	-	-	115	184
Provisions for (reduction in) loan losses	1,037	153	(43)	(814)	345	(639)	279	-	90	(112)	296
Balance, March 31, 2013	$2,296	$1,665	$50	$730	$1,403	$506	$1,174	$-	$121	$49	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$256	$-	$-	$-	$-	$-	$360	$-	$-	$-	$616
General portfolio allocation	2,040	1,665	50	730	1,403	506	814	-	121	49	7,378

Loans individually evaluated for impairment	580	245	129	-	1,974	-	824	-	-	-	3,752
Specific reserves to total loans individually evaluated for impairment	44.14%	0.00%	0.00%	0.00%	0.00%	0.00%	43.69%	0.00%	0.00%	0.00%	16.42%
Loans collectively evaluated for impairment	$140,012	$166,326	$4,987	$138,935	$254,041	$139,100	$86,285	$-	$7,863	$4,690	$942,239
General reserves to total loans collectively evaluated for impairment	1.46%	1.00%	1.00%	0.53%	0.55%	0.36%	0.94%	0.00%	1.54%	1.04%	0.78%

Total gross loans	$140,592	$166,571	$5,116	$138,935	$256,015	$139,100	$87,109	$-	$7,863	$4,690	$945,991
Total allowance to gross loans	1.63%	1.00%	0.98%	0.53%	0.55%	0.36%	1.35%	0.00%	1.54%	1.04%	0.85%

Note 8 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 2.99% per annum as of March 31, 2014.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013

Stock options excluded	700,598	102,193

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2014			2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$2,632			$1,972
Basic income available to common stockholders	2,632	17,041,594	$0.15	1,972	14,355,407	$0.14
Effect of dilutive stock options	-	334,407		-	761,809
Diluted income available to common stockholders plus assumed conversions	$2,632	17,376,001	$0.15	$1,972	15,117,216	$0.13

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2014, December 31, 2013 and March 31, 2013:

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

FHLB, FRB, Other Stock – The carrying value approximates the fair value based upon the redemption provisions of the stock and are classified as Level 1.

Loans Held for Sale - The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices.  If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.  Loans held for sale are classified as Level 2.

Loans Held for Investment— The fair value of loans, other than loans on nonaccrual status, was estimated by discounting the remaining contractual cash flows using the estimated current rate at which similar loans would be made to borrowers with similar credit risk characteristics and for the same remaining maturities, reduced by deferred net loan origination fees and the allocable portion of the allowance for loan losses.  Accordingly, in determining the estimated current rate for discounting purposes, no adjustment has been made for any change in borrowers’ credit risks since the origination of such loans.  Rather, the allocable portion of the allowance for loan losses is considered to provide for such changes in estimating fair value.  As a result, this fair value is not necessarily the value which would be derived using an exit price. These loans are included within Level 3 of the fair value hierarchy.  The carrying amount of accrued interest receivable approximates its fair value as a Level 1 classification.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$124,419	$124,419	$-	$-	$124,419
Securities available for sale	202,142	-	202,142	-	202,142
Federal Reserve Bank, TIB and FHLB stock, at cost	14,104	14,104	-	-	14,104
Loans held for sale, net	-	-	-	-	-
Loans held for investment, net	1,316,687	-	-	1,392,661	1,392,661
Accrued interest receivable	5,865	5,865	-	-	5,865
Other real estate owned	752	-	-	752	752
Liabilities:
Deposit accounts	1,435,203	1,110,877	354,437	-	1,465,314
FHLB advances	50,000	50,000	-	-	50,000
Other borrowings	45,506	-	47,708	-	47,708
Subordinated debentures	10,310	-	4,649	-	4,649
Accrued interest payable	168	168	-	-	168

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$246,014	$-	$24,601	$-	$24,601

	At December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$126,813	$126,813	$-	$-	$126,813
Securities available for sale	256,089	-	256,089	-	256,089
Federal Reserve Bank and FHLB stock, at cost	15,450	15,450	-	-	15,450
Loans held for sale, net	3,147	-	3,147	-	3,147
Loans held for investment, net	1,231,923	-	-	1,230,316	1,230,316
Accrued interest receivable	6,254	6,254	-	-	6,254
Other real estate owned	1,186	-	1,186	-	1,186
Liabilities:
Deposit accounts	1,306,286	991,630	301,007	-	1,292,637
FHLB advances	156,000	156,000	-	-	156,000
Other borrowings	48,091	-	49,058	-	49,058
Subordinated debentures	10,310	-	4,696	-	4,696
Accrued interest payable	166	166	-	-	166

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$337,181	$-	$33,718	$-	$33,718

	At March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$99,458	$99,458	$-	$-	$99,458
Securities available for sale	301,160	85	300,091	984	301,160
Federal Reserve Bank and FHLB stock, at cost	10,974	10,974	-	-	10,974
Loans held for sale, net	3,643	-	3,643	-	3,643
Loans held for investment, net	933,834	-	-	1,004,001	1,004,001
Accrued interest receivable	4,898	4,898	-	-	4,898
Other real estate owned	1,561	-	-	1,561	1,561
Liabilities:
Deposit accounts	1,185,719	835,196	351,462	-	1,186,658
FHLB advances	15,691	15,691	-	-	15,691
Other borrowings	28,500	-	31,772	-	31,772
Subordinated debentures	10,310	-	4,865	-	4,865
Accrued interest payable	213	213	-	-	213

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$236,720	$-	$23,672	$-	$23,672

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At March 31, 2014, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	March 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$-	$77,324	$-	$77,324
Mortgage-backed securities	-	124,818	-	124,818
Total securities available for sale	$-	$202,142	$-	$202,142

	March 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$85	$-	$-	$85
Municipal bonds	-	155,939	-	155,939
Mortgage-backed securities	-	144,152	984	145,136
Total securities available for sale	$85	$300,091	$984	$301,160

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended for the periods indicated:

Three Months Ended
March 31, 2013

Balance, beginning of period	$952
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(30)
Included in other comprehensive income	117
Purchases, issuances, and settlements	(55)
Transfer in and/or out of Level 3	-
Balance, end of period	$984

The fair value of impaired loans was determined using Level 3 assumptions, and represents impaired loan balances for which a specific reserve has been established or on which a write down has been taken.  Generally, the Company obtains third party appraisals (or property evaluations) and/or collateral audits in conjunction with internal analyses based on historical experience on its impaired loans and other real estate owned to determine fair value.  In determining the net realizable value of the underlying collateral for impaired loans, the Company will then discount the valuation to cover both market price fluctuations and selling costs the Company expected would be incurred in the event of foreclosure.  In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral.

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	March 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$1,730	$1,730
Other real estate owned	-	-	752	752
Total assets	$-	$-	$2,482	$2,482

	March 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$2,690	$2,690
Loans held for sale	-	3,643	-	3,643
Other real estate owned	-	-	1,561	1,561
Total assets	$-	$3,643	$4,251	$7,894

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	March 31, 2014
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$31	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	3	0-10%
Commercial owner occupied	718	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.00-11.75%	3-8	0-10%
SBA	14	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	7	0-20%
Real estate loans:
Commercial non-owner occupied	918	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.13-7.00%	12-13	0-15%
One-to-four family	49	Collateral valuation	Management adjustment to reflect current conditions and selling costs	11.10-15.00%	6-15	0-10%
Total collateral dependent impaired loans	$1,730

Other real estate owned
Land	$752	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$752

	March 31, 2013
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$580	Collateral valuation	Management adjustment to reflect current conditions and selling costs	5.25-7.25%	3-8	0-10%
Commercial owner occupied	245	Collateral valuation	Management adjustment to reflect current conditions and selling costs	8.00%	5	0-10%
SBA	129	Collateral valuation	Management adjustment to reflect current conditions and selling costs	5.25-6.00%	1-6	0-20%
Real estate loans:
Commercial non-owner occupied	1,511	Collateral valuation	Management adjustment to reflect current conditions and selling costs	4.75-6.25%	10-11	0-15%
One-to-four family	225	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.25-11.50%	1-12	0-10%
Total collateral dependent impaired loans	$2,690

Other real estate owned
Land	$1,561	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$1,561

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

·
The effect of the SDTB, FAB and Infinity acquisitions and other acquisitions we have made or may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2013 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and Franchise owners nationwide.  At March 31, 2014, the Bank operated 13 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, Point Loma, San Bernardino, San Diego and Seal Beach.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2013 Annual Report.  There have been no significant changes to our Critical Accounting Policies as described in our 2013 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change.  For further information, see “Allowances for Loan Losses” discussed in Note 6 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in our 2013 Annual Report.

IFH ACQUISITION

On January 30, 2014, the Company completed its acquisition of IFH, a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business

Effective January 30, 2014, the Bank acquired Infinity, a national lender to franchisees in the QSR industry, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and Infinity on November 15, 2013.  As a result of the Infinity Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $80.2 million, including $78.8 million in loans. Also as a result of the Infinity Acquisition, the Bank recorded equity of $9.0 million in connection with the Corporation’s stock issued to Infinity shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $68.3 million, including a $67.6 million credit facility that was paid off in conjunction with the closing of the acquisition.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition of Infinity is expected to further diversify our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base. The QSR franchisee lending business is a niche market that provides attractive growth opportunities for the Company in the future.  Infinity had no delinquent loans or adversely classified assets as of the acquisition date; and the acquisition is expected to be accretive to our 2014 earnings per share.

SDTB ACQUISITION

Effective June 25, 2013, the Bank acquired SDTB, a San Diego, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and SDTB on March 6, 2013.  As a result of the SDTB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $211.2 million, including:

·	$124.8 million in investment securities;

·	$42.7 million of gross loans;

·	$30.3 million of cash and cash equivalents;

·	$5.6 million in goodwill;

·	$5.8 million in bank owned life insurance;

·	$4.1 million of other types of assets; and

·	$2.8 million of a core deposit intangible.

Also as a result of the SDTB Acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $186.2 million, including:

·	$178.8 million in deposit transaction accounts;

·	$5.1 million in retail certificates of deposit;

·	$1.1 million other liabilities; and

·	$1.2 million in deferred tax liability.

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

FAB ACQUISITION

Effective March 15, 2013, the Bank acquired FAB, a Dallas, Texas, based Texas-chartered bank, pursuant to the terms of a definitive agreement entered into by the Bank and the FAB on October 15, 2012.  As a result of the FAB Acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $424.2 million, including:

·	$222.4 million in investment securities;

·	$167.7 million of cash and cash equivalents;

·	$26.4 million of gross loans;

·	$11.9 million in goodwill;

·	$5.8 million of other types of assets; and

·	$1.9 million of a core deposit intangible.

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

RESULTS OF OPERATIONS

In the first quarter of 2014, we reported net income of $2.6 million, or $0.15 per share on a diluted basis, compared with net income for the first quarter of 2013 of $2.0 million, or $0.13 per share on a diluted basis.  For the three months ended March 31, 2014, the Company’s return on average assets was 0.64% and return on average equity was 5.77%, compared with a return on average assets of 0.67% and a return on average equity of 5.65% for the three months ended March 31, 2013.

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

Net interest income totaled $16.6 million in the first quarter of 2014 up $3.7 million or 29.0%, compared to the first quarter of 2013.  The increase in net interest income was primarily related to an increase in interest-earning assets of $436.1 million, primarily related to the acquisition of FAB and SDTB in the first and second quarters of 2013, respectively, and organic loan growth.  The increase was partially offset by a lower net interest margin, which decreased 32 basis points from the first quarter of 2013 to the first quarter of 2014.  The decrease in the net interest margin was related to the rate on interest-earning assets decreasing more rapidly than the cost of interest-bearing liabilities.  The decrease in interest-earning assets of 44 basis points is mainly attributable to a higher mix of lower yielding investment securities, which were acquired from FAB and SDTB, and a decrease in our weighted average loan portfolio rate.  The weighted average loan portfolio rate at the end of the first quarter of 2014 was 5.0%, 30 basis points lower than the weighted average loan portfolio rate at the end of the first quarter of 2013 and primarily reflected lower rates on loan originations during the period.  Partially offsetting the lower yield on average interest-earning assets was a decrease in deposit costs of 13 basis points primarily resulting from an improved mix of lower cost deposits acquired from FAB and SDTB and lower pricing on certificates of deposit.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
STATISTICAL INFORMATION

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$70,341	$27	0.16%	$62,647	$24	0.15%	$69,143	$37	0.22%
Federal funds sold	192	-	-	26	-	-	27	-	-
Investment securities	243,847	1,410	2.31	283,334	1,646	2.32	134,895	802	2.38
Loans receivable, net (1)	1,254,407	16,585	5.36	1,183,209	16,303	5.47	928,577	13,396	5.85
Total interest-earning assets	1,568,787	18,022	4.65%	1,529,216	17,973	4.67%	1,132,642	14,235	5.09%
Noninterest-earning assets	87,095			78,684			38,911
Total assets	$1,655,882			$1,607,900			$1,171,553
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$137,658	$38	0.11%	$119,092	$41	0.14%	$34,761	$8	0.09%
Money market	435,188	314	0.29	428,363	307	0.28	263,923	175	0.27
Savings	75,904	28	0.15	76,980	28	0.14	80,954	35	0.18
Time	329,026	689	0.85	294,292	592	0.80	350,304	801	0.93
Total interest-bearing deposits	977,776	1,069	0.44	918,727	968	0.42	729,942	1,019	0.57
FHLB advances and other borrowings	85,019	243	1.16	122,786	262	0.85	44,769	240	2.17
Subordinated debentures	10,310	75	2.95	10,310	77	2.96	10,310	77	3.03
Total borrowings	95,329	318	1.35	133,096	339	1.01	55,079	317	2.33
Total interest-bearing liabilities	1,073,105	1,387	0.52%	1,051,823	1,307	0.49%	785,021	1,336	0.69%
Noninterest-bearing deposits	389,513			364,735			237,081
Other liabilities	10,951			17,887			9,766
Total liabilities	1,473,569			1,434,445			1,031,868
Stockholders' equity	182,313			173,455			139,685
Total liabilities and equity	$1,655,882			$1,607,900			$1,171,553
Net interest income		$16,635			$16,666			$12,899
Net interest rate spread (2)			4.13%			4.18%			4.40%
Net interest margin (3)			4.30%			4.32%			4.62%
Ratio of interest-earning assets to interest-bearing liabilities			146.19%			145.39%			144.28%

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase (decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(11)	$1	$(10)
Investment securities	(25)	633	608
Loans receivable, net	(1,190)	4,379	3,189
Total interest-earning assets	$(1,226)	$5,013	$3,787
Interest-bearing liabilities
Interest checking	$2	$28	$30
Money market	14	125	139
Savings	(5)	(2)	(7)
Time	(66)	(46)	(112)
FHLB advances and other borrowings	(146)	149	3
Subordinated debentures	(2)	-	(2)
Total interest-bearing liabilities	$(203)	$254	$51
Change in net interest income	$(1,023)	$4,759	$3,736

Provision for Loan Losses

We recorded a $949,000 provision for loan losses during the first quarter of 2014, up from $296,000 for the first quarter of 2013.  The increase in the provision for loan losses in the first quarter of 2014 was attributable to both the changing profile of our loan portfolio and the net charge-off of $464,000 of loans primarily acquired from our FDIC-assisted acquisitions.  Net loan charge-offs in the first quarter of 2014 were up $168,000 from the first quarter of 2013.  Substantially all of the charge-offs in the first quarter of 2014 were attributable to loans that we acquired from our FDIC-assisted transactions.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the first quarter of 2014, there were no charge-offs associated with purchased credit impaired loans, compared to $57,000 for the same period in 2013.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the first quarter of 2014 was $2.1 million, $328,000 or 19.0% from the first quarter of 2013.  The increase was primarily related to higher loan servicing fees of $530,000, primarily associated with the $500,000 fee related to the assumption of an existing loan in the first quarter of 2014, partially offset by lower net gains on sales of loans of $175,000 and other income of $146,000, primarily related to the $180,000 market value loss on loans held for sale that were moved to loans held for investment during the first quarter of 2014.

Noninterest Expense

Noninterest expense totaled $13.5 million for the first quarter of 2014, up $2.4 million or 21.1%, compared to the first quarter of 2013.  The increase in expense primarily related to increased costs associated with the acquisitions of FAB during the first quarter of 2013, SDTB in the second quarter of 2013 and IFH in the first quarter of 2014, together with our organic growth.  On a year-over-year basis, the increase primarily related to the following:

·
A $1.8 million increase in compensation and benefits expense, primarily due to the addition of employees from the acquisitions, as well as employees added in lending and credit areas to increase our loan production of commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, SBA loans, HOA loans, warehouse facilities and construction loans;

·	A $601,000 increase in deposit expenses, primarily related to increases in deposit transaction accounts related to acquisitions and organic growth;
·
A $496,000 increase in data processing and communications expense, primarily related to a $357,000 fee paid to terminate services from our payment processing system provider for a new, more cost effective provider; and

·	A $295,000 increase in premises and occupancy, primarily related to acquisitions.

Partially offsetting these increases was a decrease in merger-related expense of $1.1 million.

Income Taxes

For the first quarter of 2014, our effective tax rate was 37.3%, compared with 37.4% for the first quarter of 2013. At March 31, 2014, we had no valuation allowance against our deferred tax asset of $9.2 million based on management’s analysis that the asset was more-likely-than-not to be realized.

FINANCIAL CONDITION

At March 31, 2014, assets totaled $1.7 billion, up $31.1 million or 1.8% from December 31, 2013, and up $338.6 million or 24.1% from March 31, 2013.  The increase in assets during the first quarter of 2014 was primarily related to the acquisition of IFH, which added assets at the acquisition date of $80.2 million and $5.5 million in goodwill, partially offset by a decrease in investment securities available for sale of $53.9 million.

The increase in assets from March 31, 2013 was primarily related to the acquisition of SDTB, which added assets at the acquisition date of $211.2 million, and IFH, as well as organic loan growth.  In addition, during the period, loans increased $379.9 million inclusive of loans acquired, cash and cash equivalents increased $25.0 million, and goodwill from acquisitions increased $11.1 million.  These increases were partially offset by a decrease in investment securities available for sale of $99.0 million.

Loans

Net loans held for investment totaled $1.3 billion at March 31, 2014, an increase of $84.8 million or 6.9% from December 31, 2013, and an increase of $382.9 million or 41.0% from March 31, 2013.  The increase in loan balances for the first quarter of 2014 was primarily related to increases in C&I loans of $84.8 million, primarily from the acquisition of IFH, which included $78.8 million in loans at acquisition date, construction loans of $16.8 million and commercial owner occupied loans of $2.8 million, partially offset by decreases in multi-family loans of $10.5 million, warehouse facilities loans of $6.5 million and one-to-four family loans of $3.8 million.

The increase in loans from March 31, 2013 was impacted by $78.8 million of loans acquired from IFH and $42.7 million of loans acquired from SDTB at their respective acquisition dates.  The remainder of the increase was primarily associated with organic growth and purchases of loans.  The increase in loans from March 31, 2013 included increases in real estate loans of $244.1 million, C&I loans of $131.3 million and commercial owner occupied loans of $57.3 million, partially offset by a decrease in warehouse facility loans of $57.9 million.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2014			December 31, 2013			March 31, 2013
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$271,877	20.5%	5.33%	$187,035	15.0%	5.01%	$140,592	14.9%	5.16%
Commercial owner occupied (1)	223,848	16.9%	5.39%	221,089	17.8%	5.33%	166,571	17.6%	5.90%
SBA	11,045	0.8%	5.85%	10,659	0.9%	5.92%	5,116	0.5%	6.04%
Warehouse facilities	81,033	6.1%	3.91%	87,517	7.0%	4.07%	138,935	14.7%	4.79%
Real estate loans:
Commercial non-owner occupied	333,490	25.2%	5.33%	333,544	26.9%	5.33%	256,015	27.1%	5.59%
Multi-family	223,200	16.8%	4.73%	233,689	18.8%	4.82%	139,100	14.7%	5.69%
One-to-four family (2)	141,469	10.7%	4.41%	145,235	11.7%	4.43%	87,109	9.2%	4.67%
Construction	29,857	2.2%	5.19%	13,040	1.0%	5.18%	-	0.0%	0.00%
Land	6,170	0.5%	4.59%	7,605	0.6%	4.73%	7,863	0.8%	4.83%
Other loans	3,480	0.3%	5.78%	3,839	0.3%	5.82%	4,690	0.5%	6.09%
Total gross loans (3)	1,325,469	100.0%	5.00%	1,243,252	100.0%	4.95%	945,991	100.0%	5.30%
Less loans held for sale	-			3,147			3,643
Total gross loans held for investment	1,325,469			1,240,105			942,348
Less:
Deferred loan origination costs/(fees) and premiums/(discounts)	(97)			18			(520)
Allowance for loan losses	(8,685)			(8,200)			(7,994)
Loans held for investment, net	$1,316,687			$1,231,923			$933,834

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $1.8 million, on Palm Desert National loans of $2.2 million, and on SDTB loans of $115,000 and (ii) the mark-to-market premium on FAB loans of $53,000.

Gross loans increased $82.2 million during the first quarter of 2014, compared to a decrease of $40.2 million during the first quarter of 2013.  The increase in gross loans during the first quarter of 2014 was primarily from loan originations of $106.2 million, of which $69.5 million were funded at origination, loans acquired from IFH of $78.8 million and loan purchases of $1.8 million, partially offset by loan repayments of $77.6 million, an increase in undisbursed loan funds of $17.7 million and loan sales of $9.5 million.  During the first quarter of 2014, our loan originations were diversified across loan type and included $46.8 million in C&I loans which contained $8.1 million in HOA loans and $6.8 million in franchise business loans, $22.8 million in commercial non-owner occupied loans, $20.4 million in construction loans, $7.6 million in multifamily loans and $5.2 million in SBA loans.

The decrease in gross loans in the first quarter of 2013 was primarily from a change in undisbursed loan funds, net of $107.0 million and principal repayments of $45.2 million, partially offset by loan originations of $89.8 million and loans acquired from First Associations of $26.4 million.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Beginning balance gross loans	$1,243,252	$986,194
Loans originated:
Business loans:
Commercial and industrial	46,786	12,133
Commercial owner occupied (1)	1,800	3,582
SBA	5,199	4,373
Warehouse facilities	1,150	42,710
Real estate loans:
Commercial non-owner occupied	22,806	25,970
Multi-family	7,574	783
One-to-four family (2)	450	180
Construction loans	20,428	-
Other loans	12	106
Total loans originated	106,205	89,837
Loans purchased:
Business loans:
Commercial and industrial	69,543	26,421
Commercial owner occupied	11,105	-
Total loans purchased	80,648	26,421
Total loan production	186,853	116,258
Principal repayments	(77,555)	(45,244)
Sales of loans	(9,508)	(5,048)
Change in undisbursed loan funds, net	(17,651)	(107,003)
Charge-offs	(501)	(480)
Change in mark-to-market discounts from acquisitions	579	1,314
Net increase (decrease) in gross loans	82,217	(40,203)
Ending balance gross loans	$1,325,469	$945,991

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	March 31, 2014
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	893	$423,071	5.15%	1.23
Over 1 Year to 3 Years	73	77,373	4.50%	28.59
Over 3 Years to 5 Years	310	383,699	4.70%	48.64
Over 5 Years to 7 Years	56	121,809	4.54%	75.38
Over 7 Years to 10 Years	15	15,799	4.92%	103.44
Total adjustable	1,347	1,021,751	4.86%	31.59
Fixed	919	303,718	5.49%
Total	2,266	$1,325,469	5.00%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2014, loans delinquent 30 or more days as a percentage of total gross loans was 0.12%, down from 0.17% at December 31, 2013, and from 0.32% at March 31, 2013.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At March 31, 2014
Business loans:
Commercial and industrial	-	$-	1	$32	-	$-	1	$32
Commercial owner occupied	-	-	-	-	2	446	2	446
SBA	1	46	-	-	1	14	2	60
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	918	2	918
One-to-four family	3	72	-	-	3	49	6	121
Total	4	$118	1	$32	8	$1,427	13	$1,577
Delinquent loans to total gross loans		0.01%		0.00%		0.11%		0.12%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	-	$-	1	$446	3	$1,214
SBA	-	-	-	-	1	14	1	14
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	560	2	560
One-to-four family	3	71	-	-	4	123	7	194
Other	3	130	-	-	-	-	3	130
Total	8	$969	-	$-	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		0.00%		0.09%		0.17%

At March 31, 2013
Business loans:
Commercial and industrial	1	$9	-	$-	1	$218	2	$227
Commercial owner occupied	-	-	-	-	1	245	1	245
SBA	-	-	-	-	1	72	1	72
Real estate loans:
Commercial non-owner occupied	-	-	-	-	1	1,337	1	1,337
Multi-family	-	-	1	1,047	-	-	1	1,047
One-to-four family	2	49	1	30	1	9	4	88
Total	3	$58	2	$1,077	5	$1,881	10	$3,016
Delinquent loans to total gross loans		0.01%		0.11%		0.20%		0.32%

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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience with emphasis on recent past periods to account for current economic conditions and supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” discussed in our 2013 Annual Report.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

Our ALLL at March 31, 2014 was $8.7 million, up from $8.2 million at December 31, 2013 and $8.0 million at March 31, 2013.  At March 31, 2014, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2014			December 31, 2013			March 31, 2013
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,365	0.87%	20.5%	$1,968	1.05%	15.0%	$2,296	1.63%	14.9%
Commercial owner occupied	1,754	0.78%	16.9%	1,818	0.82%	17.8%	1,665	1.00%	17.6%
SBA	179	1.62%	0.8%	151	1.42%	0.9%	50	0.98%	0.5%
Warehouse facilities	376	0.46%	6.1%	392	0.45%	7.0%	730	0.53%	14.7%
Real estate loans:
Commercial non-owner occupied	1,857	0.56%	25.2%	1,658	0.50%	26.9%	1,403	0.55%	27.1%
Multi-family	805	0.36%	16.8%	817	0.35%	18.8%	506	0.36%	14.7%
One-to-four family	919	0.65%	10.7%	1,099	0.76%	11.7%	1,174	1.35%	9.2%
Construction	323	1.08%	2.2%	136	1.04%	1.0%	-	0.00%	0.0%
Land	81	1.31%	0.5%	127	1.67%	0.6%	121	1.54%	0.8%
Other Loans	26	0.75%	0.3%	34	0.89%	0.3%	49	1.04%	0.5%
Total	$8,685	0.66%	100.0%	$8,200	0.66%	100.0%	$7,994	0.85%	100.0%

The ALLL as a percent of nonaccrual loans was 324.8% at March 31, 2014, down from 364.3% at December 31, 2013, but up from 257.7% at March 31, 2013.  At March 31, 2014, the ratio of ALLL to total gross loans was 0.66%, equal to that at December 31, 2013, but down from 0.85% at March 31, 2013.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.88% at March 31, 2014, down from 0.93% at December 31, 2013 and 1.47% at March 31, 2013.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Balance, beginning of period	$8,200	$7,994
Provision for loan losses	949	296
Charge-offs:
Business loans:
Commercial and industrial	(124)	(58)
SBA	-	(5)
Real estate:
Commercial non-owner occupied	(365)	(401)
One-to-four family	(12)	(10)
Other loans	-	(6)
Total charge-offs	(501)	(480)
Recoveries :
Business loans:
Commercial and industrial	5	7
SBA	2	19
Real estate:
One-to-four family	30	43
Other loans	-	115
Total recoveries	37	184
Net loan charge-offs	(464)	(296)
Balance at end of period	$8,685	$7,994

Ratios:
Net charge-offs to average total loans, net	0.15%	0.13%
Allowance for loan losses to gross loans at end of period	0.66%	0.85%

Investment Securities

Investment securities available for sale totaled $202.1 million at March 31, 2014, down $53.9 million or 21.1% from December 31, 2013 and down $99.0 million or 32.9% from March 31, 2013. The decrease in securities available for sale during the first quarter of 2014 was primarily due to sales totaling $56.0 million and principal pay downs of $6.2 million, partially offset by purchases of $5.5 million and increase in market value of $3.4 million. The decrease in securities from March 31, 2013 was primarily related to sales of $288.5 million and principal pay downs of $34.1 million, partially offset by $124.8 million added from the acquisition of SDTB and $106.8 million of investment security purchases.  The purchase of investment securities primarily related to investing excess liquidity from our bank acquisitions, while the sales were made to help fund loan production and to improve our interest-earning asset mix by redeploying investment funds into loans.  At March 31, 2014, the end of period yield on investment securities was 2.32%, up from 2.21% at December 31, 2013, and 1.73% at March 31, 2013.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$77,062	$848	$(586)	$77,324
Mortgage-backed securities	126,921	65	(2,168)	124,818
Total securities available for sale	$203,983	$913	$(2,754)	$202,142

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	March 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$74	$11	$-	$85
Municipal bonds	154,543	1,783	(387)	155,939
Mortgage-backed securities	143,882	1,821	(567)	145,136
Total securities available for sale	$298,499	$3,615	$(954)	$301,160

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2014
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	0.00%	$11,729	1.07%	$37,570	1.87%	$28,025	2.94%	$77,324	2.15%
Mortgage-backed securities	-	0.00%	-	0.00%	12,576	1.42%	112,242	2.06%	124,818	2.02%
Total investment securities available for sale	-	0.00%	11,729	1.07%	50,146	1.75%	140,267	2.24%	202,142	2.07%
Stock:
FHLB	6,131	6.66%	-	0.00%	-	0.00%	-	0.00%	6,131	6.66%
Federal Reserve Bank/TIB	7,973	5.53%	-	0.00%	-	0.00%	-	0.00%	7,973	5.53%
Total stock	14,104	6.02%	-	0.00%	-	0.00%	-	0.00%	14,104	6.02%
Total securities	$14,104	6.02%	$11,729	1.07%	$50,146	1.75%	$140,267	2.24%	$216,246	2.32%

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

During the quarter ended March 31, 2014, there were no OTTI charges and $13,000 in recoveries, compared to $30,000 of net OTTI charges during the same period last year.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	March 31, 2014				March 31, 2013

Rating	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
D	-	$-	$-	$-	4	$446	$30	$95
Various	-	-	(13)	-	-	-	-	-
Total	-	$-	$(13)	$-	4	$446	$30	$95

There was no OTTI credit loss for any single debt security for the three months ended March 31, 2014, compared to $32,000 for the three months ended March 31, 2013.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At March 31, 2014, nonperforming assets totaled $3.4 million or 0.20% of total assets, essentially equal to $3.4 million or 0.20% at December 31, 2013, but down from $4.7 million or 0.33% at March 31, 2013.  Compared to March 31, 2014, nonperforming loans increased $423,000 and OREO decreased $434,000 from December 31, 2013 and nonperforming loans decreased $428,000 and OREO decreased $809,000 from March 31, 2013.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31,	December 31,	March 31,
	2014	2013	2013
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$31	$-	$333
Commercial owner occupied	864	747	245
SBA (1)	14	14	121
Real estate:
Commercial non-owner occupied	1,327	983	1,974
One-to-four family	438	507	429
Total nonaccrual loans	2,674	2,251	3,102
Other real estate owned:
Land	752	1,186	1,561
Total other real estate owned	752	1,186	1,561
Total nonperforming assets, net	$3,426	$3,437	$4,663

Allowance for loan losses	$8,685	$8,200	$7,994
Allowance for loan losses as a percent of total nonperforming loans	324.79%	364.28%	257.70%
Nonperforming loans as a percent of gross loans	0.20%	0.18%	0.33%
Nonperforming assets as a percent of total assets	0.20%	0.20%	0.33%

(1) The SBA totals include the guaranteed amount of $72,000 as of March 31, 2013.

Liabilities and Stockholders’ Equity

Total liabilities were $1.6 billion at March 31, 2014, compared to $1.5 billion at December 31, 2013 and $1.2 billion at March 31, 2013.  The increase of $17.5 million from the year ended December 31, 2013 was predominately related to increases in deposits of $128.9 million, partially offset by a decrease in FHLB advances and other borrowings of $108.6 million.  The increase of $307.4 million from March 31, 2013 was primarily due to an increase in deposits of $249.5 million, FHLB advances and other borrowings of $51.3 million and accrued expenses and other liabilities of $6.6 million.

Deposits.  Deposits totaled $1.4 billion at March 31, 2014, up $128.9 million or 9.9% from December 31, 2013 and $249.5 million or 21.0% from March 31, 2013.  During the first quarter of 2014, we had deposit increases in noninterest bearing checking of $46.1 million, certificates of deposit of $41.0 million, money market of $25.7 million and checking of $16.4 million.  Within the first quarter of 2014, transaction account increases of approximately $27 million to $30 million were related to seasonal increases in existing HOA management accounts attributed to annual billings and the receipt of homeowners’ dues.

The increase in deposits since March 31, 2013 was primarily related to the SDTB acquisition, which added deposits of $183.9 million at a cost of 23 basis points at the acquisition date, partially offset by declines in deposit levels in the second through fourth quarters in 2013 of $63.3 million, mainly related to purposeful runoff of certificates of deposit, and the deposit activity in first quarter of 2014.  At March 31, 2014, we had no brokered deposits.

The total weighted average cost of deposits at March 31, 2014 was 0.34%, up from 0.33% at December 31, 2013, but down from 0.37% at March 31, 2013.

At March 31, 2014, our gross loan to deposit ratio was 92.4%, down from 95.2% at December 31, 2013, but up from 79.8% at March 31, 2013.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2014			December 31, 2013			March 31, 2013
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$412,871	28.8%	0.00%	$366,755	28.1%	0.00%	$316,536	26.7%	0.00%
Interest-bearing deposits:
Checking	137,285	9.5%	0.11%	120,886	9.3%	0.11%	115,541	9.7%	0.10%
Money market	453,261	31.6%	0.30%	427,577	32.7%	0.29%	323,709	27.3%	0.28%
Savings	76,087	5.3%	0.14%	76,412	5.8%	0.14%	80,578	6.8%	0.15%
Time deposit accounts:
Less than 1.00%	131,274	9.1%	0.51%	120,583	9.2%	0.39%	164,843	13.9%	0.55%
1.00-1.99	211,725	14.8%	1.06%	181,046	13.9%	1.06%	169,616	14.3%	1.15%
2.00-2.99	11,266	0.8%	2.85%	11,503	0.8%	2.83%	12,560	1.1%	2.80%
3.00-3.99	694	0.0%	3.20%	795	0.1%	3.28%	1,144	0.1%	3.44%
4.00-4.99	3	0.0%	4.93%	2	0.0%	4.93%	288	0.0%	4.24%
5.00 and greater	737	0.1%	5.25%	727	0.1%	5.25%	904	0.1%	5.26%
Total time deposit accounts	355,699	24.8%	0.92%	314,656	24.1%	0.88%	349,355	29.5%	0.94%
Total interest-bearing deposits	1,022,332	71.2%	0.48%	939,531	71.9%	0.45%	869,183	73.3%	0.51%
Total deposits	$1,435,203	100.0%	0.34%	$1,306,286	100.0%	0.33%	$1,185,719	100.0%	0.37%

Borrowings.  At March 31, 2014, total borrowings amounted to $105.8 million, down $108.6 million or 50.6% from December 31, 2013, but up $51.3 million or 94.2% from March 31, 2013.  The change in borrowings primarily related to overnight FHLB advances used to supplement the funding of loans as deposit levels fluctuate.  Additionally, during the first quarter of 2014, repurchase agreement debt related to our HOA business decreased $1.6 million to $17.0 million.  This repurchase agreement debt was offered as a service to certain HOA depositors that adds protection for deposit amounts above FDIC insurance levels.  Total borrowings at March 31, 2014 represented 6.1% of total assets and had an end of period weighted average cost of 1.22%, compared with 12.5% of total assets at a weighted average cost of 0.63% at December 31, 2013 and 3.9% of total assets at a weighted average cost of 2.29% at March 31, 2013.  At March 31, 2014, total borrowings were comprised of the following:

·	Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by approximately $36.3 million of government sponsored entity MBS;

·	HOA reverse repurchase agreements totaling $17.0 million at a weighted average rate of 0.02% and secured by approximately $29.2 million of government sponsored entity MBS; and

·
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 2.99%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$50,000	0.11%	$156,000	0.06%	$-	0.00%
Reverse repurchase agreements	45,506	2.05%	48,091	1.98%	44,191	2.11%
Subordinated debentures	10,310	2.99%	10,310	2.99%	10,310	3.05%
Total borrowings	$105,816	1.22%	$214,401	0.63%	$54,501	2.29%

Weighted average cost of borrowings during the quarter	1.35%		1.01%		2.33%
Borrowings as a percent of total assets	6.1%		12.5%		3.9%

Stockholders’ Equity.  Total stockholders’ equity was $188.9 million as of March 31, 2014, up from $175.2 million at December 31, 2013 and $157.6 million at March 31, 2013.  The current year increase of $13.6 million in stockholders’ equity was primarily related to equity consideration for the acquisition of IFH of $9.0 million, net income for the first three months of 2014 of $2.6 million and favorable change in accumulated other comprehensive income of $2.0 million.  The increase of $31.3 million from March 31, 2013 was primarily related to the Corporation’s stock issued to SDTB and Infinity shareholders as part of the acquisition consideration of $14.4 million for SDTB and $9.0 million for Infinity and net income over the period of $9.7 million, partially offset by the unfavorable change in accumulated other comprehensive income of $2.7 million.

Our book value per share increased to $10.96 at March 31, 2014, up from $10.52 at December 31, 2013 and $10.21 at March 31, 2013.  At March 31, 2014, the Company’s tangible common equity to tangible assets ratio was 9.30%, up from 8.94% at December 31, 2013, but down from 10.16% at March 31, 2013.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31,	December 31,	March 31,
	2014	2013	2013

Total stockholders' equity	188,860	175,226	157,589
Less: Intangible assets	(29,324)	(24,056)	(16,317)
Tangible common equity	$159,536	$151,170	$141,272

Total assets	1,745,282	1,714,187	1,406,655
Less: Intangible assets	(29,324)	(24,056)	(16,317)
Tangible assets	$1,715,958	$1,690,131	$1,390,338

Tangible common equity ratio	9.30%	8.94%	10.16%

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

Our primary sources of funds generated during the first three months of 2014 were from:

·	Net increase of $128.9 million in deposit accounts;
·	Proceeds of $87.6 million from the sale and principal payments on loans held for investment;
·	Proceeds of $56.1 million from the sale of securities available for sale;
·	Net change of $17.7 million of undisbursed loan funds; and
·	Principal payments of $6.2 million from securities available for sale.

We used these funds to:

·	Repay FHLB advances and other borrowings of $176.2 million;
·	Purchase and originate loans held for investment of $108.0 million;
·	Acquire Infinity of $7.8 million; and
·	Purchase securities available for sale of $5.0 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At March 31, 2014, cash and cash equivalents totaled $124.4 million and the market value of our investment securities available for sale totaled $202.1 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2014, the maximum amount we could borrow through the FHLB was $769.6 million, of which $488.1 million was available for borrowing based on collateral pledged of $607.6 million in real estate loans.  At March 31, 2014, we had $50.0 million in FHLB borrowings against that available balance.  At March 31, 2014, we also had unsecured lines of credit aggregating $62.3 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At March 31, 2014, no funds were drawn against these unsecured lines of credit.  For the quarter ended March 31, 2014, our average liquidity ratio was 12.52%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2014 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At March 31, 2014, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors has authorized stock repurchase plans, which allow the Corporation to proactively manage its capital position and return excess capital to it stockholders.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  No shares were repurchased under our stock repurchase plans during the three months ended March 31, 2014.  See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$50,000	$-	$-	$-	$50,000
Other borrowings	17,006	-	28,500	-	45,506
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	250,244	101,726	3,051	678	355,699
Operating leases	2,161	5,137	3,708	1,595	12,601
Total contractual cash obligations	$319,411	$106,863	$35,259	$12,583	$474,116

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of March 31, 2014, we had commitments to extend credit on existing lines and letters of credit of $246.0 million, compared to $337.2 million at December 31, 2013 and $236.7 million at March 31, 2013.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Home equity lines of credit	$100	$2,051	$100	$4,863	$7,114
Commercial and industrial	40,599	21,738	5,093	34,944	102,374
Warehouse facilities	-	-	-	101,817	101,817
Standby letters of credit	4,305	-	-	-	4,305
All other	3,137	26,810	5	452	30,404
Total commitments	$48,141	$50,599	$5,198	$142,076	$246,014

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At March 31, 2014, the Bank and the Corporation, respectively, exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2014

Tier 1 Capital (to adjusted tangible assets)
Bank	$167,294	10.26%	$65,229	4.00%	$81,536	5.00%
Consolidated	170,096	10.45%	65,085	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	167,294	12.06%	55,476	4.00%	83,214	6.00%
Consolidated	170,096	12.23%	55,624	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	176,301	12.71%	110,953	8.00%	138,691	10.00%
Consolidated	179,104	12.88%	111,249	8.00%	N/A	N/A

At December 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$160,473	10.03%	$64,025	4.00%	$80,031	5.00%
Consolidated	163,105	10.29%	63,431	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	160,473	12.34%	52,021	4.00%	78,031	6.00%
Consolidated	163,105	12.54%	52,046	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	168,673	12.97%	104,042	8.00%	130,052	10.00%
Consolidated	171,305	13.17%	104,092	8.00%	N/A	N/A

At March 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$145,642	12.55%	$46,423	4.00%	$58,029	5.00%
Consolidated	147,953	12.84%	46,100	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	145,642	14.43%	40,362	4.00%	60,543	6.00%
Consolidated	147,953	14.61%	40,500	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	153,636	15.23%	80,724	8.00%	100,905	10.00%
Consolidated	155,947	15.40%	81,000	8.00%	N/A	N/A

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

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule are effective for us on January 1, 2015. The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019. The Company continues to evaluate the impact of the final Basel III capital rules, and based on management’s initial review, we expect to exceed all capital requirements under the new rules. We will continue to evaluate and monitor our capital ratios under the new rules prior to the initial implementation date of January 1, 2015.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2013.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” in our 2013 Annual Report.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We were not involved in any legal proceedings other than those occurring in the ordinary course of business; except for the class action case captioned “James Baker v. Century Financial, et al,” which was discussed in “Item 3.  Legal Proceedings” in our 2013 Annual Report. Management believes that this legal proceeding will not have a material adverse impact on our results of operations or financial condition.

Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on our results of operations or financial condition.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of our 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated April 7, 2014 (1)
10.2	Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated April 7, 2014 (1)
10.3	Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated April 7, 2014 (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (2)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014 (File No 000-22193).

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

PACIFIC PREMIER BANCORP, INC.,

May 12, 2014	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

May 12, 2014	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014 (File No 000-22193).

(2)
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.