Form 10-Q
period 2014-06-30
PACIFIC PREMIER BANCORP INC
filed 2014-08-01
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant's common stock as of July 31, 2014 was 17,068,641.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2014 (unaudited), December 31, 2013 (audited) and June 30, 2013 (unaudited)

Consolidated Statements of Operations: For the three and six months ended June 30, 2014 and 2013 (unaudited)

Consolidated Statements of Comprehensive Income: For the three and six months ended June 30, 2014 and 2013 (unaudited)

Consolidated Statements of Stockholders’ Equity: For the six months ended June 30, 2014 and 2013 (unaudited)

Consolidated Statements of Cash Flows: For the six months ended June 30, 2014 and 2013 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	June 30, 2014	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$120,016	$126,787	$103,946
Federal funds sold	276	26	26
Cash and cash equivalents	120,292	126,813	103,972
Investment securities available for sale	235,116	256,089	313,047
FHLB and other stock, at cost	18,494	15,450	11,917
Loans held for sale, net	-	3,147	3,617
Loans held for investment	1,466,768	1,240,123	1,055,430
Allowance for loan losses	(9,733)	(8,200)	(7,994)
Loans held for investment, net	1,457,035	1,231,923	1,047,436
Accrued interest receivable	6,645	6,254	5,766
Other real estate owned	752	1,186	1,186
Premises and equipment	9,344	9,864	9,997
Deferred income taxes	10,796	8,477	8,644
Bank owned life insurance	26,445	24,051	23,674
Intangible assets	6,121	6,628	7,135
Goodwill	22,950	17,428	18,234
Other assets	7,535	6,877	3,833
TOTAL ASSETS	$1,921,525	$1,714,187	$1,558,458
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$410,843	$366,755	$345,063
Interest bearing	1,034,738	939,531	969,126
Total deposits	1,445,581	1,306,286	1,314,189
FHLB advances and other borrowings	255,287	204,091	48,082
Subordinated debentures	10,310	10,310	10,310
Accrued expenses and other liabilities	18,166	18,274	17,066
TOTAL LIABILITIES	1,729,344	1,538,961	1,389,647
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized; 17,068,641 shares at June 30, 2014, 16,656,279 shares at December 31, 2013, and 16,635,786 shares at June 30, 2013 issued and outstanding	171	166	166
Additional paid-in capital	149,942	143,322	142,759
Retained earnings	42,090	34,815	27,545
Accumulated other comprehensive loss, net of tax benefit of ($16) at June 30, 2014, ($2,152) at December 31, 2013, and ($1,160) at June 30, 2013	(22)	(3,077)	(1,659)
TOTAL STOCKHOLDERS’ EQUITY	192,181	175,226	168,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,921,525	$1,714,187	$1,558,458

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
INTEREST INCOME
Loans	$17,922	$13,688	$34,507	$27,084
Investment securities and other interest-earning assets	1,309	1,248	2,746	2,087
Total interest income	19,231	14,936	37,253	29,171
INTEREST EXPENSE
Deposits	1,203	1,033	2,272	2,052
FHLB advances and other borrowings	255	238	498	478
Subordinated debentures	75	76	150	153
Total interest expense	1,533	1,347	2,920	2,683
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	17,698	13,589	34,333	26,488
PROVISION FOR LOAN LOSSES	1,030	322	1,979	618
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,668	13,267	32,354	25,870
NONINTEREST INCOME
Loan servicing fees	282	318	1,138	644
Deposit fees	463	457	917	897
Net gain from sales of loans	1,298	222	1,846	945
Net gain from sales of investment securities	98	1,068	160	1,068
Other-than-temporary impairment recovery (loss) on investment securities, net	10	(5)	23	(35)
Other income	320	371	439	636
Total noninterest income	2,471	2,431	4,523	4,155
NONINTEREST EXPENSE
Compensation and benefits	6,485	5,687	13,376	10,784
Premises and occupancy	1,566	1,329	3,154	2,622
Data processing and communications	485	755	1,616	1,390
Other real estate owned operations, net	41	574	54	611
FDIC insurance premiums	266	196	503	336
Legal, audit and professional expense	385	249	978	844
Marketing expense	242	264	418	470
Office and postage expense	345	322	714	585
Loan expense	191	184	375	432
Deposit expense	747	515	1,508	675
Merger related expense	-	4,978	626	6,723
Other expense	888	803	1,860	1,563
Total noninterest expense	11,641	15,856	25,182	27,035
NET INCOME (LOSS) BEFORE INCOME TAX	7,498	(158)	11,695	2,990
INCOME TAX	2,855	91	4,420	1,267
NET INCOME (LOSS)	$4,643	$(249)	$7,275	$1,723

EARNINGS (LOSS) PER SHARE
Basic	$0.28	$(0.02)	$0.43	$0.12
Diluted	$0.27	$(0.02)	$0.42	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,124,337	15,516,537	17,083,194	14,939,179
Diluted	17,476,390	15,516,537	17,422,928	15,721,262

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$4,643	$(249)	$7,275	$1,723
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains on securities arising during the period, net of income taxes (1)	1,120	(2,595)	3,149	(2,134)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(58)	(630)	(94)	(630)
Net unrealized gain on securities, net of income taxes	1,062	(3,225)	3,055	(2,764)
Comprehensive income	$5,705	$(3,474)	$10,330	$(1,041)

(1) Income taxes on the unrealized gains (losses) on securities was $741,000 for the three months ended June 30, 2014, ($2.3) million for the three months ended June 30, 2013, $2.1 million for the six months ending June 30, 2014 and ($1.9) million for the first six months ending June 30, 2013.

(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $40,000 for the three months ended June 30, 2014, $438,000 for the three months ended June 30, 2013, $66,000 for the six months ending June 30, 2014 and $438,000 for the six months ending June 30, 2013.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income				7,275		7,275
Other comprehensive income					3,055	3,055
Share-based compensation expense			257			257
Common stock repurchased and retired	(262,897)	(2)	(2,755)			(2,757)
Common stock issued	562,469	6	9,006			9,012
Stock options exercised	112,790	1	112			113
Balance at June 30, 2014	17,068,641	$171	$149,942	$42,090	$(22)	$192,181

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net income				1,723		1,723
Other comprehensive income					(2,764)	(2,764)
Share-based compensation expense			423			423
Common stock repurchased and retired	(3,666)	-	(22)			(22)
Common stock issued	2,972,472	29	34,895			34,924
Stock options exercised	5,332	-	10			10
Balance at June 30, 2013	16,635,786	$166	$142,759	$27,545	$(1,659)	$168,811

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,275	$1,723
Adjustments to net income:
Depreciation and amortization expense	1,088	904
Provision for loan losses	1,979	618
Share-based compensation expense	257	423
Loss on sale and disposal of premises and equipment	23	-
Loss on sale of other real estate owned	17	226
Write down of other real estate owned	-	354
Amortization of premium/discounts on securities held for sale, net	1,220	1,366
Amortization of loan mark-to-market discount from FDIC transaction	(1,167)	(1,529)
Loss from fair market value adjustment to loans held for sale	180	-
Gain on sale of investment securities available for sale	(160)	(1,068)
Other-than-temporary impairment loss (recovery) on investment securities, net	(23)	35
Gain on sale of loans held for investment	(1,846)	(945)
Recoveries on loans	55	229
Principal payments from loans held for sale	31	64
Deferred income tax provision	(2,319)	(1,757)
Change in accrued expenses and other liabilities, net	(595)	6,011
Income from bank owned life insurance, net	(394)	(282)
Change in accrued interest receivable and other assets, net	(2,754)	437
Net cash provided by operating activities	2,867	6,809
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	147,372	86,720
Net change in undisbursed loan funds	24,913	146,741
Purchase and origination of loans held for investment	(314,429)	(236,886)
Proceeds from sale of other real estate owned	777	1,488
Principal payments on securities available for sale	13,430	16,600
Purchase of securities available for sale	(66,274)	(6,208)
Proceeds from sale or maturity of securities available for sale	77,947	102,755
Investment in bank own life insurance	(2,000)	-
Purchases of premises and equipment	(517)	(1,055)
Purchase of Federal Reserve Bank stock	(506)	(1,276)
Redemption (purchase) of FHLB stock	(2,538)	1,259
Cash acquired (disbursed) in acquisitions, net	(7,793)	138,752
Net cash provided by (used in) investing activities	(129,618)	248,890
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	139,295	(131,304)
Repayment of FHLB advances and other borrowings, net	(16,421)	(84,323)
Proceeds from issuance of common stock, net of issuance cost	-	4,560
Proceeds from exercise of stock options	113	10
Repurchase of common stock	(2,757)	(22)
Net cash provided by (used in) financing activities	120,230	(211,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,521)	44,620
CASH AND CASH EQUIVALENTS, beginning of period	126,813	59,352
CASH AND CASH EQUIVALENTS, end of period	$120,292	$103,972

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$2,924	$2,637
Income taxes paid	7,300	5,850
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	-	347,196
FHLB and TIB Stock	-	653
Loans	78,833	68,815
Core deposit intangible	-	4,766
Other real estate owned	-	752
Goodwill	5,522	18,234
Fixed assets	74	1,446
Other assets	702	7,800
Deposits	-	(540,725)
Other borrowings	(67,617)	(16,905)
Other liabilities	(709)	(6,276)
Additional paid-in capital	(9,012)	(30,364)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$360	$244
Loans held for sale transfer to loans held for investment	$2,936	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2014, December 31, 2013, and June 30, 2013, the results of its operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2014 and 2013.  Operating results or comprehensive income for the three and six months ended June 30, 2014 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2014.

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

Core deposit intangible assets arising from whole bank acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 6 to 10 years.

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

Infinity Franchise Holdings Acquisition

On January 30, 2014, the Company completed its acquisition of Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its wholly owned operating subsidiary Infinity Franchise Capital, LLC (“IFC” and together with Infinity Holdings, “IFH”), a national lender to franchisees in the quick service restaurant (“QSR”) industry, and other direct and indirect subsidiaries utilized in its business.  The value of the total consideration paid for the IFH acquisition was $17.4 million, which consisted of $8.3 million paid in cash and the issuance of 562,469 shares of the Corporation’s stock, which was valued at $16.02 per share as measured by the 10-day average closing price immediately prior to closing of the transaction.

The acquisition of IFH is expected to further diversify our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base.  The QSR franchisee lending business is a niche market that we believe provides attractive growth opportunities for the Company in the future.  IFH had no delinquent loans or adversely classified assets as of the acquisition date; and the acquisition is expected to be accretive to our 2014 earnings per share.

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

The following table represents the assets acquired and liabilities assumed of IFH as of January 30, 2014 and the provisional fair value adjustments and amounts recorded by the Company in 2014 under the acquisition method of accounting:

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

There were no purchased credit impaired loans acquired from FAB, SDTB or IFH.  For loans acquired from FAB, SDTB and IFH, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	FAB	SDTB	IFH
	(dollars in thousands)

Contractual amounts due	$32,107	$47,251	$98,320
Cash flows not expected to be collected	-	-	-
Expected cash flows	32,107	47,251	98,320
Interest component of expected cash flows	5,685	4,529	19,487
Fair value of acquired loans	$26,422	$42,722	$78,833

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by FAB, SDTB or IFH.

The operating results of the Company for the six months ending June 30, 2014 include the operating results of FAB, SDTB and IFH since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of FAB, SDTB and IFH were effective as of January 1, 2014 and 2013.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Six months Ended June 30,
	2014	2013

Net interest and other income	$38,891	$35,903

Net income	$6,894	$1,961

Basic earnings per share	$0.40	$0.11

Diluted earnings per share	$0.40	$0.10

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$84,576	$1,211	$(354)	$85,433
Mortgage-backed securities	150,578	230	(1,125)	149,683
Total securities available for sale	$235,154	$1,441	$(1,479)	$235,116

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$10	$-	$83
Corporate	9,169	-	-	9,169
Municipal bonds	96,257	226	(1,736)	94,747
Mortgage-backed securities	210,367	736	(2,055)	209,048
Total securities available for sale	$315,866	$972	$(3,791)	$313,047

At June 30, 2014, the Company had $10.0 million in Federal Home Loan Bank (“FHLB”) stock, $3.9 million in Federal Reserve Bank (“FRB”) stock, and $4.5 million in other stock, all carried at cost.  During the six months ended June 30, 2014, the FHLB has repurchased $1.4 million of the Company’s excess FHLB stock through its stock repurchase program.

At June 30, 2014, mortgage-backed securities (“MBS”) with an estimated par value of $67.0 million and a fair value of $69.5 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $16.8 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2014
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	27	$14,011	$(143)	44	$18,316	$(211)	71	$32,327	$(354)
Mortgage-backed securities	11	37,316	(109)	12	52,235	(1,016)	23	89,551	(1,125)
Total	38	$51,327	$(252)	56	$70,551	$(1,227)	94	$121,878	$(1,479)

	December 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	133	$61,524	$(1,850)	-	$-	$-	133	$61,524	$(1,850)
Mortgage-backed securities	45	140,704	(3,075)	1	12,607	(913)	46	153,311	(3,988)
Total	178	$202,228	$(4,925)	1	$12,607	$(913)	179	$214,835	$(5,838)

	June 30, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	122	$51,937	$(1,736)	-	$-	$-	122	$51,937	$(1,736)
Mortgage-backed securities	29	86,940	(1,916)	17	713	(138)	46	87,653	(2,054)
Total	151	$138,877	$(3,652)	17	$713	$(138)	168	$139,590	$(3,790)

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2014, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	$-	$12,575	$12,594	$36,947	$37,191	$35,054	$35,648	$84,576	$85,433
Mortgage-backed securities	-	-	-	-	23,827	23,756	126,751	125,927	150,578	149,683
Total investment securities available for sale	-	-	12,575	12,594	60,774	60,947	161,805	161,575	235,154	235,116

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At June 30, 2014, the Company had accumulated other comprehensive loss of $38,000, or $22,000 net of tax, compared to accumulated other comprehensive loss of $5.2 million, or $3.1 million net of tax, at December 31, 2013.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Business loans:
Commercial and industrial	$319,541	$187,035	$146,240
Commercial owner occupied (1)	216,784	221,089	201,802
SBA	15,115	10,659	5,820
Warehouse facilities	114,032	87,517	135,317
Real estate loans:
Commercial non-owner occupied	360,288	333,544	295,767
Multi-family	251,512	233,689	172,797
One-to-four family (2)	132,020	145,235	84,672
Construction	47,034	13,040	2,135
Land	6,271	7,605	10,438
Other loans	3,753	3,839	4,969
Total gross loans (3)	1,466,350	1,243,252	1,059,957
Less loans held for sale, net	-	(3,147)	(3,617)
Total gross loans held for investment	1,466,350	1,240,105	1,056,340
Less:
Deferred loan origination costs (fees) and premiums (discounts), net	418	18	(910)
Allowance for loan losses	(9,733)	(8,200)	(7,994)
Loans held for investment, net	$1,457,035	$1,231,923	$1,047,436

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $1.6 million, on Palm Desert National Bank ("Palm Desert National") loans of $2.0 million, and on SDTB loans of $143,000 and (ii) the mark-to-market premium on FAB loans of $41,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $51.5 million for secured loans and $30.9 million for unsecured loans at June 30, 2014.  At June 30, 2014, the Bank’s largest aggregate outstanding balance of loans to one borrower was $34.4 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	June 30, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$85	$-	$85
Commercial owner occupied	559	-	559
Real estate loans:
Commercial non-owner occupied	982	-	982
One-to-four family	-	11	11
Total purchase credit impaired	$1,626	$11	$1,637
On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At June 30, 2014, the Company had $1.6 million of purchased credit impaired loans, none of which were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the six months ended June 30, 2014:

	Six Months Ended
	June 30, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$1,623	$53	$1,676
Accretion	(130)	(1)	(131)
Disposals and other	(17)	-	(17)
Change in accretable yield	-	-	-
Balance at the end of period	$1,476	$52	$1,528

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2014
Business loans:
Commercial and industrial	$59	$24	$-	$24	$-	$18	$-
Commercial owner occupied	444	417	-	417	-	627	25
SBA	-	-	-	-	-	9	-
Real estate loans:
Commercial non-owner occupied	708	514	-	514	-	938	21
One-to-four family	625	575	270	305	104	591	15
Totals	$1,836	$1,530	$270	$1,260	$104	$2,183	$61

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2013
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$255	$17
Commercial owner occupied	872	747	-	747	-	177	66
SBA	246	14	-	14	-	70	28
Real estate loans:
Commercial non-owner occupied	1,202	983	28	955	1	984	68
Multi-family	-	-	-	-	-	108	2
One-to-four family	746	683	278	405	104	743	44
Totals	$3,066	$2,427	$306	$2,121	$105	$2,337	$225

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2013
Business loans:
Commercial and industrial	$423	$308	$233	$76	$233	$454	$19
Commercial owner occupied	-	-	-	-	-	122	-
SBA	-	-	-	-	-	84	1
Real estate loans:
Commercial non-owner occupied	531	450	-	450	-	1,254	3
Multi-family	1,046	1,035	-	1,035	-	217	2
One-to-four family	836	813	501	312	360	837	26
Totals	$2,836	$2,606	$734	$1,873	$593	$2,968	$51

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)

Nonaccruing loans	$1,345	$2,239	$1,969
Accruing loans	185	188	637
Total impaired loans	$1,530	$2,427	$2,606

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $1.3 million at June 30, 2014, $2.2 million at December 31, 2013, and $2.0 million at June 30, 2013.  The Company had no loans 90 days or more past due and still accruing at June 30, 2014, December 31, 2013 or June 30, 2013.

The Company had no TDRs during the quarter ended June 30, 2014 and had one immaterial TDR outstanding related to a U.S. Small Business Administration (“SBA”) loan.

Concentration of Credit Risk

As of June 30, 2014, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$317,713	$-	$1,828	$319,541
Commercial owner occupied	206,890	393	9,501	216,784
SBA	15,115	-	-	15,115
Warehouse facilities	114,032	-	-	114,032
Real estate loans:
Commercial non-owner occupied	355,878	-	4,410	360,288
Multi-family	250,494	506	512	251,512
One-to-four family	131,330	-	690	132,020
Construction	47,034	-	-	47,034
Land	6,271	-	-	6,271
Other loans	3,753	-	-	3,753
Totals	$1,448,510	$899	$16,941	$1,466,350

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$184,247	$12	$2,776	$187,035
Commercial owner occupied	207,872	1,217	12,000	221,089
SBA	10,659	-	-	10,659
Warehouse facilities	87,517	-	-	87,517
Real estate loans:
Commercial non-owner occupied	329,538	352	3,654	333,544
Multi-family	232,661	511	517	233,689
One-to-four family	144,152	-	1,083	145,235
Construction	13,040	-	-	13,040
Land	7,605	-	-	7,605
Other loans	3,834	-	5	3,839
Totals	$1,221,125	$2,092	$20,035	$1,243,252

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
June 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$143,034	$88	$3,118	$146,240
Commercial owner occupied	186,271	2,298	13,233	201,802
SBA	5,820	-	-	5,820
Warehouse facilities	135,317	-	-	135,317
Real estate loans:
Commercial non-owner occupied	289,210	356	6,201	295,767
Multi-family	170,726	515	1,556	172,797
One-to-four family	83,395	-	1,277	84,672
Construction	2,135	-	-	2,135
Land	10,430	-	8	10,438
Other loans	4,960	-	9	4,969
Totals	$1,031,298	$3,257	$25,402	$1,059,957

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$319,418	$-	$99	$24	$319,541	$24
Commercial owner occupied	216,367	-	417	-	216,784	549
SBA	15,115	-	-	-	15,115	-
Warehouse facilities	114,032	-	-	-	114,032	-
Real estate loans:
Commercial non-owner occupied	360,288	-	-	-	360,288	910
Multi-family	251,512	-	-	-	251,512	-
One-to-four family	131,258	236	478	48	132,020	458
Construction	47,034	-	-	-	47,034	-
Land	6,271	-	-	-	6,271	-
Other loans	3,753	-	-	-	3,753	-
Totals	$1,465,048	$236	$994	$72	$1,466,350	$1,941

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$187,035	$-	$-	$-	$187,035	$-
Commercial owner occupied	219,875	768	-	446	221,089	747
SBA	10,645	-	-	14	10,659	14
Warehouse facilities	87,517	-	-	-	87,517	-
Real estate loans:
Commercial non-owner occupied	332,984	-	-	560	333,544	983
Multi-family	233,689	-	-	-	233,689	-
One-to-four family	145,041	71	-	123	145,235	507
Construction	13,040	-	-	-	13,040	-
Land	7,605	-	-	-	7,605	-
Other loans	3,709	130	-	-	3,839	-
Totals	$1,241,140	$969	$-	$1,143	$1,243,252	$2,251

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$146,000	$7	$233	$-	$146,240	$96
Commercial owner occupied	201,162	640	-	-	201,802	-
SBA	5,795	-	25	-	5,820	-
Warehouse facilities	135,317	-	-	-	135,317	-
Real estate loans:
Commercial non-owner occupied	295,767	-	-	-	295,767	450
Multi-family	171,762	-	-	1,035	172,797	1,035
One-to-four family	84,290	22	322	38	84,672	451
Construction	2,135	-	-	-	2,135	-
Land	10,438	-	-	-	10,438	-
Other loans	4,969	-	-	-	4,969	-
Totals	$1,057,635	$669	$580	$1,073	$1,059,957	$2,032

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(124)	-	-	-	(365)	-	(12)	-	-	-	(501)
Recoveries	21	-	3	-	-	-	30	-	-	1	55
Provisions for (reduction in) loan losses	1,036	(72)	110	64	698	120	(299)	391	(60)	(9)	1,979
Balance, June 30, 2014	$2,901	$1,746	$264	$456	$1,991	$937	$818	$527	$67	$26	$9,733

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$104	$-	$-	$-	$104
General portfolio allocation	2,901	1,746	264	456	1,991	937	714	527	67	26	9,629

Loans individually evaluated for impairment	24	417	-	-	514	-	575	-	-	-	1,530
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	18.09%	0.00%	0.00%	0.00%	6.80%
Loans collectively evaluated for impairment	$319,517	$216,367	$15,115	$114,032	$359,774	$251,512	$131,445	$47,034	$6,271	$3,753	$1,464,820
General reserves to total loans collectively evaluated for impairment	0.91%	0.81%	1.75%	0.40%	0.55%	0.37%	0.54%	1.12%	1.07%	0.69%	0.66%

Total gross loans	$319,541	$216,784	$15,115	$114,032	$360,288	$251,512	$132,020	$47,034	$6,271	$3,753	$1,466,350
Total allowance to gross loans	0.91%	0.81%	1.75%	0.40%	0.55%	0.37%	0.62%	1.12%	1.07%	0.69%	0.66%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(58)	-	(5)	-	(757)	(11)	(10)	-	-	(6)	(847)
Recoveries	21	-	44	-	-	-	44	-	-	120	229
Provisions for (reduction in) loan losses	806	229	(50)	(844)	806	(593)	243	-	149	(128)	618
Balance, June 30, 2013	$2,079	$1,741	$68	$700	$1,508	$541	$1,139	$-	$180	$38	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$233	$-	$-	$-	$-	$-	$360	$-	$-	$-	$593
General portfolio allocation	1,846	1,741	68	700	1,508	541	779	-	180	38	7,401

Loans individually evaluated for impairment	308	-	-	-	450	1,035	813	-	-	-	2,606
Specific reserves to total loans individually evaluated for impairment	75.65%	0.00%	0.00%	0.00%	0.00%	0.00%	44.28%	0.00%	0.00%	0.00%	22.76%
Loans collectively evaluated for impairment	$145,932	$201,802	$5,820	$135,317	$295,317	$171,762	$83,859	$2,135	$10,438	$4,969	$1,057,351
General reserves to total loans collectively evaluated for impairment	1.26%	0.86%	1.17%	0.52%	0.51%	0.31%	0.93%	0.00%	1.72%	0.76%	0.70%

Total gross loans	$146,240	$201,802	$5,820	$135,317	$295,767	$172,797	$84,672	$2,135	$10,438	$4,969	$1,059,957
Total allowance to gross loans	1.42%	0.86%	1.17%	0.52%	0.51%	0.31%	1.35%	0.00%	1.72%	0.76%	0.75%

Note 8 – Subordinated Debentures

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 2.98% per annum as of June 30, 2014.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Stock options excluded	606,894	61,870	605,146	81,919

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$4,643			$(249)
Basic income available to common stockholders	4,643	17,124,337	$0.28	(249)	15,516,537	$(0.02)
Effect of dilutive stock options	-	352,053		-	-
Diluted income available to common stockholders plus assumed conversions	$4,643	17,476,390	$0.27	$(249)	15,516,537	$(0.02)

	Six Months Ended June 30,
	2014			2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$7,275			$1,723
Basic income available to common stockholders	7,275	17,083,194	$0.43	1,723	14,939,179	$0.12
Effect of dilutive stock options	-	339,734		-	782,083
Diluted income available to common stockholders plus assumed conversions	$7,275	17,422,928	$0.42	$1,723	15,721,262	$0.11

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2014, December 31, 2013 and June 30, 2013:

Cash and due from banks – The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Securities Available for Sale – Where possible, the Company utilizes quoted market prices to measure debt and equity securities; such items are classified as Level 1 in the hierarchy and include equity securities, US government bonds and securities issued by federally sponsored agencies.  When quoted market prices for identical assets are unavailable or the market for the asset is not sufficiently active, varying valuation techniques are used.  Common inputs in valuing these assets include, among others, benchmark yields, issuer spreads, forward mortgage-backed securities trade prices and recently reported trades.  Such assets are classified as Level 2 in the hierarchy and typically include private label mortgage-backed securities and corporate bonds.  Pricing on these securities are provided to the Company by a pricing service vendor.  In the Level 3 category, the Company classifies securities that reflect other-than-temporary impairments (“OTTI”) based on a discounted cash flow of the security or a determination of fair value that requires significant management judgment or consideration.

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

Accrued Interest Receivable/Payable – The carrying amount approximates fair value and is classified as Level 1.

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$120,292	$120,292	$-	$-	$120,292
Securities available for sale	235,116	-	235,116	-	235,116
Federal Reserve Bank, TIB and FHLB stock, at cost	18,494	18,494	-	-	18,494
Loans held for investment, net	1,457,035	-	-	1,461,796	1,461,796
Accrued interest receivable	6,645	6,645	-	-	6,645
Other real estate owned	752	-	-	752	752
Liabilities:
Deposit accounts	1,445,581	1,102,419	371,132	-	1,473,551
FHLB advances	210,000	210,000	-	-	210,000
Other borrowings	45,287	-	47,538	-	47,538
Subordinated debentures	10,310	-	4,592	-	4,592
Accrued interest payable	177	177	-	-	177

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$293,228	$-	$29,323	$-	$29,323

	At December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$126,813	$126,813	$-	$-	$126,813
Securities available for sale	256,089	-	256,089	-	256,089
Federal Reserve Bank and FHLB stock, at cost	15,450	15,450	-	-	15,450
Loans held for sale, net	3,147	-	3,147	-	3,147
Loans held for investment, net	1,231,923	-	-	1,230,316	1,230,316
Accrued interest receivable	6,254	6,254	-	-	6,254
Other real estate owned	1,186	-	-	1,186	1,186
Liabilities:
Deposit accounts	1,306,286	991,630	301,007	-	1,292,637
FHLB advances	156,000	156,000	-	-	156,000
Other borrowings	48,091	-	49,058	-	49,058
Subordinated debentures	10,310	-	4,696	-	4,696
Accrued interest payable	166	166	-	-	166

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$337,181	$-	$33,718	$-	$33,718

	At June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$103,972	$103,972	$-	$-	$103,972
Securities available for sale	313,047	-	311,990	1,057	313,047
Federal Reserve Bank and FHLB stock, at cost	11,917	11,917	-	-	11,917
Loans held for sale, net	3,617	-	3,617	-	3,617
Loans held for investment, net	1,047,436	-	-	1,124,670	1,124,670
Accrued interest receivable	5,766	5,766	-	-	5,766
Other real estate owned	1,186	-	-	1,186	1,186
Liabilities:
Deposit accounts	1,314,189	978,117	336,238	-	1,314,355
Other borrowings	48,082	-	50,074	-	50,074
Subordinated debentures	10,310	-	4,818	-	4,818
Accrued interest payable	213	213	-	-	213

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$236,425	$-	$23,643	$-	$23,643
A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At June 30, 2014, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	June 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$-	$85,433	$-	$85,433
Mortgage-backed securities	-	149,683	-	149,683
Total securities available for sale	$-	$235,116	$-	$235,116

	June 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$83	$-	$83
Corporate	-	9,169	-	9,169
Municipal bonds	-	94,747	-	94,747
Mortgage-backed securities	-	207,991	1,057	209,048
Total securities available for sale	$-	$311,990	$1,057	$313,047

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended for the periods indicated:

Six Months Ended
June 30, 2013

Balance, beginning of period	$952
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	(35)
Included in other comprehensive income	186
Purchases, issuances, and settlements	(117)
Transfer in and/or out of Level 3	71
Balance, end of period	$1,057

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	June 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$1,003	$1,003
Other real estate owned	-	-	752	752
Total assets	$-	$-	$1,755	$1,755

	June 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$1,566	$1,566
Other real estate owned	-	-	1,186	1,186
Total assets	$-	$-	$2,752	$2,752

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	June 30, 2014
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$24	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	3	0-10%
Commercial owner occupied	417	Collateral valuation	Management adjustment to reflect current conditions and selling costs	11.75%	8	0-10%
Real estate loans:
Commercial non-owner occupied	514	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.00%	13	0-15%
One-to-four family	48	Collateral valuation	Management adjustment to reflect current conditions and selling costs	2.26% - 15.00%	2 - 22	0-10%
Total collateral dependent impaired loans	$1,003

Other real estate owned
Land	$752	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$752

	June 30, 2013
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$308	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00% - 7.25%	1	0-10%
Real estate loans:
Multi-family	1,035			7.00%	25	0-10%
One-to-four family	223	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.25-11.50%	1-12	0-10%
Total collateral dependent impaired loans	$1,566

Other real estate owned
Land	$1,186	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$1,186

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

·
The effect of the SDTB, FAB and IFH acquisitions and other acquisitions we have made or may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

·
The effect if Associations, Inc. or its homeowners association, or HOA, management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that are directed to us;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide.  At June 30, 2014, the Bank operated 13 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, Point Loma, San Bernardino, San Diego and Seal Beach.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

IFH ACQUISITION

On January 30, 2014, the Company acquired IFH, a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and Infinity on November 15, 2013.  As a result of the IFH acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $80.2 million, including $78.8 million in loans.  Also as a result of the IFH acquisition, the Bank recorded equity of $9.0 million in connection with the Corporation’s stock issued to IFH shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $68.3 million, including a $67.6 million credit facility that was paid off in conjunction with the closing of the acquisition.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition of IFH is expected to further diversify our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, to deploy excess liquidity into higher yielding assets, to positively impact our net interest margin and to further leverage our strong capital base.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for the Company in the future.  IFH had no delinquent loans or adversely classified assets as of the acquisition date; and the acquisition is expected to be accretive to our 2014 earnings per share.

SDTB ACQUISITION

Effective June 25, 2013, the Company acquired SDTB, a San Diego, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and SDTB on March 6, 2013.  As a result of the SDTB acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $211.2 million, including:

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

Also as a result of the SDTB acquisition, the Bank recorded equity of $14.4 million in connection with the Corporation’s stock issued to SDTB shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $186.2 million, including:

·	$178.8 million in deposit transaction accounts;

·	$5.1 million in retail certificates of deposit;

·	$1.2 million in deferred tax liability; and

·	$1.1 million other liabilities.

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

FAB ACQUISITION

Effective March 15, 2013, the Company acquired FAB, a Dallas, Texas, based Texas-chartered bank, pursuant to the terms of a definitive agreement entered into by the Bank and the FAB on October 15, 2012.  As a result of the FAB acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $424.2 million, including:

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

RESULTS OF OPERATIONS

In the second quarter of 2014, we reported net income of $4.6 million, or $0.27 per diluted share, compared with net loss for the second quarter of 2013 of $249,000 or $0.02 per diluted share.  For the three months ended June 30, 2014, the Company’s return on average assets was 1.06% and return on average equity was 9.79%, compared with a return on average assets of minus 0.07% and a return on average equity of minus 0.63% for the three months ended June 30, 2013.

For the first six months of 2014, the Company recorded net income of $7.3 million or $0.42 per diluted share.  This compares with net income of $1.7 million or $0.11 per diluted share for the first six months of 2013.  For the six months ended June 30, 2014, the Company’s return on average assets was 0.85% and return on average equity was 7.82%, compared with a return on average assets of 0.27% and a return on average equity of 2.30% for the six months ended June 30, 2013.

The Company had one-time merger-related expenses totaling $626,000 associated with the acquisition of IFH in the first quarter of 2014, $5.0 million associated with the acquisition of SDTB in the second quarter of 2013 and $1.7 million associated with the acquisition of FAB in the first quarter of 2013.  Excluding one-time merger-related expenses during the reporting periods, the Company’s reported net income for the second quarter of 2014 of $4.6 million or $0.27 per diluted share compared to an adjusted net income of $3.0 million or $0.19 per diluted share for the second quarter of 2013.  Also excluding one-time merger-related expenses, the Company reported adjusted net income of $7.7 million or $0.44 per diluted share for the first six months of 2014, compared to an adjusted net income of $6.1 million or $0.39 per diluted share for the first six months of 2013.

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

Net interest income for the second quarter of 2014 totaled $17.7 million, up $4.1 million or 30.2%, compared to the second quarter of 2013.  The increase in net interest income was primarily related to an increase in interest-earning assets of $306.3 million, primarily related to the acquisition of SDTB which occurred in the second quarter of 2013 and organic loan growth, and an increase in net interest margin of 25 basis points.  The increase in the net interest margin was primarily related to a higher yield on interest-earning assets of 23 basis points, as we deployed liquidity received from our acquisitions of FAB and SDTB to increase the level of higher yielding loans within interest-earning assets.  The margin also benefited from a drop in the cost of interest-bearing liabilities by 4 basis points to 54 basis points.  The weighted average loan portfolio rate at June 30, 2014 was 4.94%, compared to 5.18% at June 30, 2013.  The 24 basis point decrease primarily reflected lower rates on loan originations from June 30, 2013 to June 30, 2014.

For the first six months of 2014, net interest income totaled $34.3 million, up $7.8 million or 29.6% over net interest income for the first six months of 2013.  The increase reflected an increase in interest-earning assets of $370.9 million while the net interest margin remained unchanged at 4.28%.  The increase in interest-earning assets was primarily related to the acquisitions of FAB in the first quarter of 2013 and SDTB in the second quarters of 2013 and our organic loan growth.  The net interest margin included a decrease in the yield on interest-earning assets of 7 basis points along with an improved mix in higher yielding loans from leveraging the liquidity received from our acquisitions and a decrease in cost of interest-bearing liabilities of 10 basis points with an improved mix of lower costing transaction accounts.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$79,600	$37	0.19%	$70,341	$27	0.16%	$98,451	$60	0.24%
Federal funds sold	276	-	-	192	-	-	26	-	-
Investment securities	225,294	1,272	2.26	243,847	1,410	2.31	297,912	1,188	1.60
Loans receivable, net (1)	1,362,030	17,922	5.28	1,254,407	16,585	5.36	964,486	13,688	5.69
Total interest-earning assets	1,667,200	19,231	4.63%	1,568,787	18,022	4.65%	1,360,875	14,936	4.40%
Noninterest-earning assets	84,845			87,095			44,064
Total assets	$1,752,045			$1,655,882			$1,404,939
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$134,051	$39	0.12%	$137,658	$38	0.11%	$114,626	$28	0.10%
Money market	456,466	343	0.30	435,188	314	0.29	329,008	223	0.27
Savings	74,406	27	0.15	75,904	28	0.15	78,150	29	0.15
Time	359,446	794	0.89	329,026	689	0.85	340,855	753	0.89
Total interest-bearing deposits	1,024,369	1,203	0.47	977,776	1,069	0.44	862,639	1,033	0.48
FHLB advances and other borrowings	103,813	255	0.99	85,019	243	1.16	53,891	238	1.77
Subordinated debentures	10,310	75	2.92	10,310	75	2.95	10,310	76	2.96
Total borrowings	114,123	330	1.16	95,329	318	1.35	64,201	314	1.96
Total interest-bearing liabilities	1,138,492	1,533	0.54%	1,073,105	1,387	0.52%	926,840	1,347	0.58%
Noninterest-bearing deposits	408,318			389,513			309,311
Other liabilities	15,562			10,951			9,645
Total liabilities	1,562,372			1,473,569			1,245,796
Stockholders' equity	189,673			182,313			159,143
Total liabilities and equity	$1,752,045			$1,655,882			$1,404,939
Net interest income		$17,698			$16,635			$13,589
Net interest rate spread (2)			4.09%			4.13%			3.82%
Net interest margin (3)			4.26%			4.30%			4.01%
Ratio of interest-earning assets to interest-bearing liabilities			146.44%			146.19%			146.83%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$74,996	$64	0.17%	$83,879	$98	0.24%
Federal funds sold	234	-	-	27	-	-
Investment securities	234,519	2,682	2.29	216,854	1,989	1.83
Loans receivable, net (1)	1,308,514	34,507	5.32	946,631	27,084	5.77
Total interest-earning assets	1,618,263	37,253	4.64%	1,247,391	29,171	4.71%
Noninterest-earning assets	85,967			41,789
Total assets	$1,704,230			$1,289,180
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$135,845	$77	0.11%	$74,914	$37	0.10%
Money market	445,886	657	0.30	296,504	397	0.27
Savings	75,151	55	0.15	79,686	64	0.16
Time	344,320	1,483	0.87	345,554	1,554	0.91
Total interest-bearing deposits	1,001,202	2,272	0.46	796,658	2,052	0.52
FHLB advances and other borrowings	94,468	498	1.06	49,355	478	1.95
Subordinated debentures	10,310	150	2.93	10,310	153	2.99
Total borrowings	104,778	648	1.25	59,665	631	2.13
Total interest-bearing liabilities	1,105,980	2,920	0.53%	856,323	2,683	0.63%
Noninterest-bearing deposits	398,967			273,440
Other liabilities	13,260			9,685
Total liabilities	1,518,207			1,139,448
Stockholders' equity	186,023			149,732
Total liabilities and equity	$1,704,230			$1,289,180
Net interest income		$34,333			$26,488
Net interest rate spread (2)			4.11%			4.08%
Net interest margin (3)			4.28%			4.28%
Ratio of interest-earning assets to interest-bearing liabilities			146.32%			145.67%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Compared to			Compared to
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(13)	$(10)	$(23)	$(24)	$(10)	$(34)
Investment securities	418	(334)	84	520	173	693
Loans receivable, net	(1,051)	5,285	4,234	(2,267)	9,690	7,423
Total interest-earning assets	$(646)	$4,941	$4,295	$(1,771)	$9,853	$8,082
Interest-bearing liabilities
Interest checking	$6	$5	$11	$5	$35	$40
Money market	27	93	120	47	213	260
Savings	-	(2)	(2)	(4)	(5)	(9)
Time	-	41	41	(65)	(6)	(71)
FHLB advances and other borrowings	(137)	154	17	(283)	303	20
Subordinated debentures	(1)	-	(1)	(3)	-	(3)
Total interest-bearing liabilities	$(105)	$291	$186	$(303)	$540	$237
Change in net interest income	$(541)	$4,650	$4,109	$(1,468)	$9,313	$7,845

Provision for Loan Losses

We recorded a $1.0 million provision for loan losses during the second quarter of 2014, up from $322,000 for the second quarter of 2013.  The increase in the provision for loan losses in the second quarter of 2014 was attributable to the growth in our loan portfolio.  In the second quarter of 2014, we had net loan recoveries of $18,000, compared to net loan charge-offs of $322,000 in the second quarter of 2013.

For the first six months of 2014, we recorded a $2.0 million provision for loan losses, up from $618,000 recorded for the first six months of 2013.  The $1.4 million increase in the provision for loan losses was primarily due to the organic growth in our loan portfolio.  Net loan charge-offs amounted to $446,000 for the first six months of 2014, down from $618,000 for the first six months of 2013.  Substantially all of the charge-offs in 2014 were attributable to loans that we acquired from our FDIC-assisted transactions.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the second quarters of 2014 and 2013, there were no charge-offs associated with purchased credit impaired loans.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the second quarter of 2014 was $2.5 million, up $40,000 or 1.6% from the second quarter of 2013.  The increase from the prior year quarter was primarily related to a $1.1 million increase in net gain from sale of loans, partially offset by a decrease in net gain from sale of investment securities of $970,000 related to lower sales activity.  During the second quarter of 2014, we sold $12.8 million in SBA loans at an overall premium of 10% and $276,000 in commercial non-owner occupied loans.  That activity compares with sales of $906,000 in SBA loans at an overall premium of 12% and $1.3 million in commercial owner occupied loans in the second quarter of 2013.

For the first six months of 2014, noninterest income totaled $4.5 million, up from $4.2 million for the first six months of 2013.  The increase of $368,000 or 8.9% was primarily related to higher net gain from sale of loans of $901,000 and loan servicing fees of $494,000, which included the receipt of a $500,000 loan fee related to the assumption of an existing loan during the first quarter of 2014.  Partially offsetting these increases was a decrease in net gain from sale of investment securities of $908,000, related to lower sales activity, and other income of $197,000.  The decrease in other income primarily related to a $180,000 market value loss associated with loans held for sale.

Noninterest Expense

Noninterest expense totaled $11.6 million for the second quarter of 2014, down $4.2 million or 26.6% from the second quarter of 2013.  The decrease was primarily related to the following:

·	A $5.0 million decrease in one-time merger-related expenses associated with the second quarter of 2013 acquisition of SDTB;
·	A $533,000 decrease in other real estate owned operations as the second quarter of 2013 included $354,000 in write downs compared to no write downs in the second quarter of 2014; and
·	$270,000 decrease in data processing and communications expense, primarily related to a more cost effective core operating system agreement renegotiated in the first quarter of 2014.

These decreases were partially offset by increases in the second quarter of 2014 in compensation and benefits expense of $798,000, premises and occupancy of $237,000 and deposit expenses of $232,000.  These increases were primarily due to our acquisitions, as well as employees added in lending and credit areas to increase our loan production.

For the first six months of 2014, noninterest expense totaled $25.2 million, down $1.9 million or 6.9% from the first six months of 2013.  The decrease was primarily related to lower one-time merger-related expenses of $6.1 million and other real estate owned operations of $557,000, partially offset by increases in compensation and benefits of $2.6 million, deposit expenses of $833,000, premises and occupancy expense of $532,000, other expense of $297,000, data processing and communications expense of $226,000 and FDIC insurance premiums of $167,000.  Included in data processing and communications expense was a $357,000 non-recurring fee paid to terminate services from our payment processing system provider in the first quarter of 2014.  The increases in the remainder of the expenses were primarily due to costs associated with our acquisitions and expansion of our lending platform to increase loan production.

The Company’s efficiency ratio was 56.56% for the second quarter of 2014, compared to 67.79% for the second quarter of 2013.  The Company’s efficiency ratio was 62.04% for the first six months of 2014, compared to 65.67% for the first six months of 2013.  The improvement in the current quarter efficiency ratio was primarily the result of higher net interest income and gains from sales of loans.

Income Taxes

For the second quarter of 2014, our effective tax rate was 38.08%, compared with a negative effective tax rate of 57.6% for the second quarter of 2013.  Operating results during the second quarter of 2013 included $955,000 of merger costs that were treated as non-deductible for tax purposes.  These expenses were largely the cause for the negative effective tax rate.  For the first half of 2014, our effective tax rate was 37.79%, compared to 42.4% for the first half of 2013.  The referenced merger costs also contributed to the difference between the effective tax rate for the first half of 2014, compared to the first half of 2013.

FINANCIAL CONDITION

At June 30, 2014, assets totaled $1.9 billion, up $207.3 million or 12.1% from December 31, 2013 and up $363.1 million or 23.3% from June 30, 2013.  The increase in assets since year-end 2013 was primarily related to a $226.6 million increase in loans held for investment, which increase was attributable to organic loan growth and the acquisition of IFH, which added assets at the acquisition date of $80.2 million and $5.5 million in goodwill.  Partially offsetting those increases was a decrease in investment securities available for sale of $21.0 million and cash and cash equivalents of $6.5 million.

The increase in assets from June 30, 2013 was primarily related to increase in loans held for investment of $411.3 million, cash and cash equivalents of $16.3 million and FHLB and other stock investments of $6.6 million, partially offset by a decrease in investment securities available for sale of $77.9 million.  The increase in loans held for investment was attributable to organic loan growth and the acquisition of IFH, while the decrease in investment securities available for sale was from sales made generally to help fund loan production and to improve our interest-earning asset mix.

Loans

Net loans held for investment totaled $1.5 billion at June 30, 2014, an increase of $225.1 million or 18.3% from December 31, 2013 and an increase of $409.6 million or 39.1% from June 30, 2013.  The increase in loans from December 31, 2013 included increases in commercial and industrial loans of $132.5 million, primarily from the acquisition of IFH, which added $78.8 million of total loans at acquisition date, real estate loans of $64.0 million, warehouse facility loans of $26.5 million and SBA loans of 4.5 million, partially offset by decreases in one-to-four family loans of $13.2 million and commercial owner occupied loans of $4.3 million.

The increase in loan balances since June 30, 2013 was primarily related to increases in real estate loans of $231.3 million, commercial and industrial loans of $173.3 million, commercial owner occupied loans of $15.0 million and SBA loans of 9.3 million, partially offset by a decrease in warehouse facilities loans of $21.3 million.  Included in the commercial and industrial loan increase were the franchise loans acquired from IFH.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2014			December 31, 2013			June 30, 2013
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$319,541	21.8%	5.37%	$187,035	15.0%	5.01%	$146,240	13.8%	5.10%
Commercial owner occupied (1)	216,784	14.8%	5.23%	221,089	17.8%	5.33%	201,802	19.0%	5.57%
SBA	15,115	1.0%	5.78%	10,659	0.9%	5.92%	5,820	0.5%	5.02%
Warehouse facilities	114,032	7.8%	4.07%	87,517	7.0%	4.07%	135,317	12.8%	4.26%
Real estate loans:
Commercial non-owner occupied	360,288	24.6%	5.23%	333,544	26.9%	5.33%	295,767	27.9%	5.47%
Multi-family	251,512	17.2%	4.58%	233,689	18.8%	4.82%	172,797	16.3%	5.21%
One-to-four family (2)	132,020	9.0%	4.39%	145,235	11.7%	4.43%	84,672	8.0%	6.05%
Construction	47,034	3.1%	5.21%	13,040	1.0%	5.18%	2,135	0.2%	8.44%
Land	6,271	0.4%	4.55%	7,605	0.6%	4.73%	10,438	1.0%	7.19%
Other loans	3,753	0.3%	5.77%	3,839	0.3%	5.82%	4,969	0.5%	5.90%
Total gross loans (3)	1,466,350	100.0%	4.94%	1,243,252	100.0%	4.95%	1,059,957	100.0%	5.18%
Less loans held for sale	-			3,147			3,617
Total gross loans held for investment	1,466,350			1,240,105			1,056,340
Deferred loan origination costs/(fees) and premiums/(discounts)	418			18			(910)
Allowance for loan losses	(9,733)			(8,200)			(7,994)
Loans held for investment, net	$1,457,035			$1,231,923			$1,047,436

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $1.6 million, on Palm Desert National loans of $2.0 million, and on SDTB loans of $143,000 and (ii) the mark-to-market premium on FAB loans of $41,000.

    Total gross loans increased $223.1 million since December 31, 2013 through diversified loan production which included loan originations of $258.4 million, loans acquired from IFH of $78.8 million and loans purchased of $56.0 million, partially offset by loan repayments of $123.0 million, an increase in undisbursed loan funds of $24.9 million and loan sales of $22.6 million.  That compares to an increase in total gross loans of $73.8 million or 7.5% in the first six months of 2013, which included loan originations of $213.7 million, loans acquired from FAB and SDTB of $69.1 million and loans purchased of $22.9 million, partially offset by an increase in undisbursed loan funds of $146.7 million, loan repayments of $78.6 million, and loan sales of $7.2 million.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Beginning balance gross loans	$1,243,252	$986,194
Loans originated:
Business loans:
Commercial and industrial	117,717	28,474
Commercial owner occupied (1)	7,483	20,859
SBA	21,952	3,995
Warehouse facilities	1,150	74,860
Real estate loans:
Commercial non-owner occupied	49,325	39,970
Multi-family	11,834	41,608
One-to-four family (2)	1,030	825
Construction loans	47,854	-
Other loans	61	3,068
Total loans originated	258,406	213,659
Loans purchased:
Business loans:
Commercial and industrial	69,543	30,084
Commercial owner occupied	18,651	38,635
Real estate loans:
Commercial non-owner occupied	11,399	16,763
Multi-family	35,263	36
One-to-four family	-	1,639
Construction	-	1,399
Land	-	2,770
Other loans	-	716
Total loans purchased	134,856	92,042
Total loan production	393,262	305,701
Principal repayments	(123,004)	(78,619)
Sales of loans	(22,553)	(7,220)
Change in undisbursed loan funds, net	(24,913)	(146,741)
Charge-offs	(501)	(847)
Change in mark-to-market discounts from acquisitions	1,167	2,485
Transfer to other real estate owned	(360)	(996)
Net increase (decrease) in gross loans	223,098	73,763
Ending balance gross loans	$1,466,350	$1,059,957

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	June 30, 2014
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	942	$468,765	5.07%	1.02
Over 1 Year to 3 Years	124	136,038	4.51%	28.79
Over 3 Years to 5 Years	319	411,041	4.68%	48.75
Over 5 Years to 7 Years	64	137,990	4.58%	72.58
Over 7 Years to 10 Years	16	15,023	4.71%	108.56
Total adjustable	1,465	1,168,857	4.81%	30.83
Fixed	907	297,493	5.47%
Total	2,372	$1,466,350	4.94%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2014, loans delinquent 30 or more days as a percentage of total gross loans was 0.09%, down from 0.17% at December 31, 2013 and 0.22% at June 30, 2013.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2014
Business loans:
Commercial and industrial	-	$-	2	$99	1	$24	3	$123
Commercial owner occupied	-	-	1	417	-	-	1	417
Real estate loans:
One-to-four family	3	236	4	478	3	48	10	762
Total	3	$236	7	$994	4	$72	14	$1,302
Delinquent loans to total gross loans		0.02%		0.07%		0.00%		0.09%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	-	$-	1	$446	3	$1,214
SBA	-	-	-	-	1	14	1	14
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	560	2	560
One-to-four family	3	71	-	-	4	123	7	194
Other	3	130	-	-	-	-	3	130
Total	8	$969	-	$-	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		0.00%		0.09%		0.17%

At June 30, 2013
Business loans:
Commercial and industrial	1	$7	1	$233	-	$-	2	$240
Commercial owner occupied	1	640	-	-	-	-	1	640
SBA	-	-	1	25	-	-	1	25
Real estate loans:
Multi-family	-	-	-	-	1	1,035	1	1,035
One-to-four family	1	22	3	322	2	38	6	382
Total	3	$669	5	$580	3	$1,073	11	$2,322
Delinquent loans to total gross loans		0.06%		0.05%		0.10%		0.22%

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

Our ALLL at June 30, 2014 was $9.7 million, up from $8.2 million at December 31, 2013 and $8.0 million at June 30, 2013.  At June 30, 2014, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2014			December 31, 2013			June 30, 2013
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,901	0.91%	21.8%	$1,968	1.05%	15.0%	$2,079	1.42%	13.8%
Commercial owner occupied	1,746	0.81%	14.8%	1,818	0.82%	17.8%	1,741	0.86%	19.0%
SBA	264	1.75%	1.0%	151	1.42%	0.9%	68	1.17%	0.5%
Warehouse facilities	456	0.40%	7.8%	392	0.45%	7.0%	700	0.52%	12.8%
Real estate loans:
Commercial non-owner occupied	1,991	0.55%	24.6%	1,658	0.50%	26.9%	1,508	0.51%	27.9%
Multi-family	937	0.37%	17.2%	817	0.35%	18.8%	541	0.31%	16.3%
One-to-four family	818	0.62%	9.0%	1,099	0.76%	11.7%	1,139	1.35%	8.0%
Construction	527	1.12%	3.1%	136	1.04%	1.0%	-	0.00%	0.2%
Land	67	1.07%	0.4%	127	1.67%	0.6%	180	1.72%	1.0%
Other Loans	26	0.69%	0.3%	34	0.89%	0.3%	38	0.76%	0.5%
Total	$9,733	0.66%	100.0%	$8,200	0.66%	100.0%	$7,994	0.75%	100.0%

    The ALLL as a percent of nonaccrual loans was 501.4% at June 30, 2014, up from 364.3% at December 31, 2013 and 393.4% at June 30, 2013.  At June 30, 2014, the ratio of ALLL to total gross loans was 0.66%, unchanged from December 31, 2013, but down from 0.75% at June 30, 2013.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.85% at June 30, 2014, down from 0.93% at December 31, 2013 and 1.11% at June 30, 2013.

    The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning of period	$8,685	$7,994	$8,200	$7,994
Provision for loan losses	1,030	322	1,979	618
Charge-offs:
Business loans:
Commercial and industrial	-	-	(124)	(58)
SBA	-	-	-	(5)
Real estate:
Commercial non-owner occupied	-	(356)	(365)	(757)
Multi-family	-	(11)	-	(11)
One-to-four family	-	-	(12)	(10)
Other loans	-	-	-	(6)
Total charge-offs	-	(367)	(501)	(847)
Recoveries :
Business loans:
Commercial and industrial	16	14	21	21
SBA	1	25	3	44
Real estate:
One-to-four family	-	1	30	44
Other loans	1	5	1	120
Total recoveries	18	45	55	229
Net loan charge-offs	18	(322)	(446)	(618)
Balance at end of period	$9,733	$7,994	$9,733	$7,994

Ratios:
Net charge-offs (recoveries) to average total loans, net	(0.01%)	0.13%	0.03%	0.13%
Allowance for loan losses to gross loans at end of period	0.66%	0.75%	0.66%	0.75%

Investment Securities

Investment securities available for sale totaled $235.1 million at June 30, 2014, down $21.0 million or 8.2% from December 31, 2013 and $77.9 million or 24.9% from June 30, 2013.  The decrease in securities from December 31, 2013 was primarily related to sales of $77.8 million and principal pay downs of $13.4 million, partially offset by $66.3 million of investment security purchases and an improvement in unrealized loss on securities of $5.2 million.  The purchase of investment securities was primarily due to investing excess liquidity from our bank acquisitions, while the sales were made to help fund loan production and to improve our interest-earning asset mix by redeploying investment funds into loans.  The decrease in securities from June 30, 2013 also related to sales that were made to help fund loan production and to improve our interest-earning asset mix.  At June 30, 2014, the end of period yield on investment securities was 2.03%, down from 2.21% at December 31, 2013, and unchanged from June 30, 2013.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$84,576	$1,211	$(354)	$85,433
Mortgage-backed securities	150,578	230	(1,125)	149,683
Total securities available for sale	$235,154	$1,441	$(1,479)	$235,116

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	June 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$10	$-	$83
Corporate	9,169	-	-	9,169
Municipal bonds	96,257	226	(1,736)	94,747
Mortgage-backed securities	210,367	736	(2,055)	209,048
Total securities available for sale	$315,866	$972	$(3,791)	$313,047

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2014
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	0.00%	$12,594	1.19%	$37,191	1.88%	$35,648	2.70%	$85,433	2.12%
Mortgage-backed securities	-	0.00%	-	0.00%	23,756	1.68%	125,927	1.97%	149,683	1.93%
Total investment securities available for sale	-	0.00%	12,594	1.19%	60,947	1.80%	161,575	2.13%	235,116	2.00%
Stock:
FHLB	10,021	0.00%	-	0.00%	-	0.00%	-	0.00%	10,021	0.00%
Federal Reserve Bank and other	8,473	5.28%	-	0.00%	-	0.00%	-	0.00%	8,473	5.28%
Total stock	18,494	2.42%	-	0.00%	-	0.00%	-	0.00%	18,494	2.42%
Total securities	$18,494	2.42%	$12,594	1.19%	$60,947	1.80%	$161,575	2.13%	$253,610	2.03%

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

During the quarter ended June 30, 2014, there were OTTI recoveries of $10,000, compared to a net $5,000 OTTI charge during the same period last year.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	June 30, 2014				June 30, 2013

Rating	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa3	-	$-	$-	$-	1	$71	$11	$7
D	-	-	-	-	3	420	(6)	5
Various	-	-	(10)	-	-	-	-	-
Total	-	$-	$(10)	$-	4	$491	$5	$12

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013

Rating	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa2	-	$-	$-	$-	1	$71	$11	$9
D	-	-	-	-	5	420	24	46
Various	-	-	(23)	-	-	-	-	-
Total	-	$-	$(23)	$-	6	$491	$35	$55

There was no OTTI credit loss for any single debt security for the six months ended June 30, 2014, compared to $35,000 for the six months ended June 30, 2013.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At June 30, 2014, nonperforming assets totaled $2.7 million or 0.14% of total assets, down from $3.4 million or 0.20% at December 31, 2013, and from $3.2 million or 0.21% at June 30, 2013.  At June 30, 2014, nonperforming loans decreased $310,000 and OREO decreased $434,000 from December 31, 2013 and nonperforming loans decreased $91,000 and OREO decreased $434,000 from June 30, 2013.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30,	December 31,	June 30,
	2014	2013	2013
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$24	$-	$96
Commercial owner occupied	549	747	-
SBA	-	14	-
Real estate:
Commercial non-owner occupied	910	983	450
Multi-family	-	-	1,035
One-to-four family	458	507	451
Total nonaccrual loans	1,941	2,251	2,032
Other real estate owned:
Commercial owner occupied	-	-	244
Land	752	1,186	942
Total other real estate owned	752	1,186	1,186
Total nonperforming assets, net	$2,693	$3,437	$3,218

Allowance for loan losses	$9,733	$8,200	$7,994
Allowance for loan losses as a percent of total nonperforming loans	501.44%	364.28%	393.41%
Nonperforming loans as a percent of gross loans	0.13%	0.18%	0.19%
Nonperforming assets as a percent of total assets	0.14%	0.20%	0.21%

Liabilities and Stockholders’ Equity

Total liabilities were $1.7 billion at June 30, 2014, compared to $1.5 billion at December 31, 2013 and $1.4 billion at June 30, 2013.  The increase of $190.4 million from the year ended December 31, 2013 was predominately related to increases in deposits of $139.3 million and FHLB advances and other borrowings of $51.2 million.  The increase of $339.7 million from June 30, 2013 was primarily due to an increase in FHLB advances and other borrowings of $207.2 million and deposits of $131.4 million.

Deposits.  Deposits totaled $1.4 billion at June 30, 2014, up $139.3 million or 10.7% from December 31, 2013 and $131.4 million or 10.0% from June 30, 2013.  The increase in deposits since year-end 2013 included increases in certificates of deposit of $57.5 million, noninterest bearing checking of $44.1 million, money market of $31.5 million and interest-bearing checking of $8.0 million.

The increase in deposits since year-end 2013 included increases in noninterest bearing checking of $65.8 million, certificates of deposit of $35.0 million, money market of $33.2 million and interest-bearing checking of $4.1 million, partially offset by a decrease in savings of $ 6.7 million.  At June 30, 2014, we had no brokered deposits.

The total weighted average cost of deposits at June 30, 2014 was 0.36%, up from 0.33% at December 31, 2013, and up from 0.35% at June 30, 2013.

At June 30, 2014, our gross loan to deposit ratio was 101.4%, up from 95.2% at December 31, 2013 and up from 80.7% at June 30, 2013.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2014			December 31, 2013			June 30, 2013
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$410,843	28.4%	0.00%	$366,755	28.1%	0.00%	$345,063	26.3%	0.00%
Interest-bearing deposits:
Checking	128,911	8.8%	0.11%	120,886	9.3%	0.11%	124,790	9.5%	0.11%
Money market	459,118	31.8%	0.30%	427,577	32.7%	0.29%	425,884	32.4%	0.29%
Savings	74,554	5.2%	0.14%	76,412	5.8%	0.14%	81,277	6.2%	0.15%
Time deposit accounts:
Less than 1.00%	142,950	9.9%	0.58%	120,583	9.2%	0.39%	163,550	12.4%	0.51%
1.00 - 1.99	216,365	15.0%	1.06%	181,046	13.9%	1.06%	158,871	12.1%	1.14%
2.00 - 2.99	11,398	0.8%	2.85%	11,503	0.8%	2.83%	12,404	0.9%	2.80%
3.00 - 3.99	700	0.0%	3.20%	795	0.1%	3.28%	1,143	0.1%	3.44%
4.00 - 4.99	3	0.0%	4.93%	2	0.0%	4.93%	285	0.0%	4.23%
5.00 and greater	739	0.1%	5.24%	727	0.1%	5.25%	922	0.1%	5.26%
Total time deposit accounts	372,155	25.7%	0.94%	314,656	24.1%	0.88%	337,175	25.6%	0.91%
Total interest-bearing deposits	1,034,738	71.6%	0.50%	939,531	71.9%	0.45%	969,126	73.7%	0.47%
Total deposits	$1,445,581	100.0%	0.36%	$1,306,286	100.0%	0.33%	$1,314,189	100.0%	0.35%

Borrowings.  At June 30, 2014, total borrowings amounted to $265.6 million, up $51.2 million or 23.9% from December 31, 2013 and up $207.2 million or 354.9% from June 30, 2013.  The change in borrowings primarily related to overnight FHLB advances used to supplement the funding of loans as deposit levels fluctuate.  Additionally, during the second quarter of 2014, repurchase agreement debt related to our HOA business decreased $219,000 to $16.8 million.  This repurchase agreement debt was offered as a service to certain HOA depositors as added protection for deposit amounts above FDIC insurance levels.  At June 30, 2014, total borrowings represented 13.8% of total assets and had an end of period weighted average cost of 0.61%, compared with 12.5% of total assets at a weighted average cost of 0.63% at December 31, 2013 and 3.7% of total assets at a weighted average cost of 2.13% at June 30, 2013.  At June 30, 2014, total borrowings were comprised of the following:

·
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% and secured by government sponsored entity MBS securities with a par value of $36.3 million and a fair value of $37.9 million;

·
HOA reverse repurchase agreements totaling $16.8 million at a weighted average rate of 0.02% and secured by of government sponsored entity MBS securities with a par value of $30.7 million and a fair value of  $31.6 million; and

·
Subordinated Debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million with a rate of 2.98%.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$210,000	0.18%	$156,000	0.06%	$-	0.00%
Reverse repurchase agreements	45,287	2.06%	48,091	1.98%	48,082	1.94%
Subordinated debentures	10,310	2.98%	10,310	2.99%	10,310	3.03%
Total borrowings	$265,597	0.61%	$214,401	0.63%	$58,392	2.13%

Weighted average cost of borrowings during the quarter	1.16%		1.01%		1.96%
Borrowings as a percent of total assets	13.8%		12.5%		3.7%

Stockholders’ Equity.  Total stockholders’ equity was $192.2 million as of June 30, 2014, up from $175.2 million at December 31, 2013 and $168.8 million at June 30, 2013.  The current year increase of $17.0 million in stockholders’ equity was primarily related to equity consideration for the acquisition of IFH of $9.0 million, net income for the first six months of 2014 of $7.3 million and favorable change in accumulated other comprehensive income of $3.1 million, partially offset by the repurchase of the Company’s common stock of $2.8 million.  The increase of $23.4 million from June 30, 2013 was primarily related to the Corporation’s stock issued to IFH shareholders as part of the acquisition consideration of $9.0 million for IFH, net income over the period of $14.5 million and a favorable change in accumulated other comprehensive income of $1.6 million, partially offset by the repurchase of the Company’s common stock of $2.8 million.  During the second quarter of 2014, we repurchased in the open market 175,543 shares of our Company’s common stock at a weighted average cost of $14.08.  The repurchases were made pursuant to a stock repurchase program authorized by the Company’s Board of Directors in June 2012.

Our book value per share increased to $11.26 at June 30, 2014, up from $10.52 at December 31, 2013 and $10.15 at June 30, 2013.  At June 30, 2014, the Company’s tangible common equity to tangible assets ratio was 8.62%, down from 8.94% at December 31, 2013, and 9.36% at June 30, 2013.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	June 30,	December 31,	June 30,
	2014	2013	2013

Total stockholders' equity	192,181	175,226	168,811
Less: Intangible assets	(29,071)	(24,056)	(25,369)
Tangible common equity	$163,110	$151,170	$143,442

Total assets	1,921,525	1,714,187	1,558,458
Less: Intangible assets	(29,071)	(24,056)	(25,369)
Tangible assets	$1,892,454	$1,690,131	$1,533,089

Tangible common equity ratio	8.62%	8.94%	9.36%

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

Our primary sources of funds generated during the first six months of 2014 were from:

·	Proceeds of $147.4 million from the sale and principal payments on loans held for investment;
·	Net increase of $139.3 million in deposit accounts;
·	Proceeds of $77.9 million from the sale of securities available for sale;
·	Net change of $24.9 million of undisbursed loan funds; and
·	Principal payments of $13.4 million from securities available for sale.

We used these funds to:

·	Purchase and originate loans held for investment of $314.4 million;
·	Purchase securities available for sale of $66.3 million;
·	Repay FHLB advances and other borrowings of $16.4 million; and
·	Acquire IFH at a net of $7.8 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At June 30, 2014, cash and cash equivalents totaled $120.3 million and the market value of our investment securities available for sale totaled $235.1 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2014, the maximum amount we could borrow through the FHLB was $783.7 million, of which $478.1 million was available for borrowing based on collateral pledged of $573.1 million in real estate loans.  At June 30, 2014, we had $210.0 million in FHLB borrowings against that available balance.  At June 30, 2014, we also had unsecured lines of credit aggregating $62.3 million, which consisted of $59.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At June 30, 2014, no funds were drawn against these unsecured lines of credit.  For the quarter ended June 30, 2014, our average liquidity ratio was 13.06%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2014 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At June 30, 2014, we had no brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to it stockholders.  The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  During the second quarter of 2014, we repurchased in the open market 175,543 shares of our Company’s common stock at a weighted average cost of $14.08.  For the six months ending June 30, 2014, the Company has repurchased 262,897 shares of its common stock at an average cost of $14.13 under the repurchase plan.  Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$210,000	$-	$-	$-	$210,000
Other borrowings	16,787	-	28,500	-	45,287
Subordinated debentures	-	-	-	10,310	10,310
Certificates of deposit	262,004	106,642	2,899	610	372,155
Operating leases	2,984	5,106	3,434	936	12,460
Total contractual cash obligations	$491,775	$111,748	$34,833	$11,856	$650,212

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of June 30, 2014, we had commitments to extend credit on existing lines and letters of credit of $273.8 million, compared to $337.2 million at December 31, 2013 and $236.4 million at June 30, 2013.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Commercial and industrial	$67,149	$21,565	$6,612	$49,915	$145,241
Warehouse facilities	-	-	-	93,818	93,818
Construction	14,635	26,682	-	-	41,317
Home equity lines of credit	117	1,956	100	4,998	7,171
Standby letters of credit	4,552	-	-	20	4,572
All other	-	530	6	573	1,109
Total commitments	$86,453	$50,733	$6,718	$149,324	$293,228

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At June 30, 2014, the Bank and the Corporation, respectively, exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2014

Tier 1 Capital (to adjusted tangible assets)
Bank	$169,977	9.85%	$69,008	4.00%	$86,260	5.00%
Consolidated	172,883	10.04%	68,910	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	169,977	10.83%	62,797	4.00%	94,195	6.00%
Consolidated	172,883	10.99%	62,939	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	179,982	11.46%	125,593	8.00%	156,992	10.00%
Consolidated	182,888	11.62%	125,878	8.00%	N/A	N/A

At December 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$160,473	10.03%	$64,025	4.00%	$80,031	5.00%
Consolidated	163,105	10.29%	63,431	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	160,473	12.34%	52,021	4.00%	78,031	6.00%
Consolidated	163,105	12.54%	52,046	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	168,673	12.97%	104,042	8.00%	130,052	10.00%
Consolidated	171,305	13.17%	104,092	8.00%	N/A	N/A

At June 30, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$151,488	10.97%	$55,251	4.00%	$69,063	5.00%
Consolidated	153,890	11.15%	55,201	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	151,488	13.34%	45,419	4.00%	68,129	6.00%
Consolidated	153,890	13.54%	45,456	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	159,721	14.07%	90,839	8.00%	113,549	10.00%
Consolidated	162,124	14.27%	90,911	8.00%	N/A	N/A

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice.  The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2014.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

April-2014	-	$-	-	952,337
May-2014	175,543	14.03	175,543	776,794
June-2014	83,418	14.23	83,418	693,376
Total/Average	258,961	$14.09	258,961	693,376

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	Employment Agreement by and between Thomas Rice and Pacific Premier Bank, dated April 7, 2014 (1)
10.2	Amended and Restated Employment Agreement by and between Edward Wilcox and Pacific Premier Bank, dated April 7, 2014 (1)
10.3	Amended and Restated Employment Agreement by and between Michael Karr and Pacific Premier Bank, dated April 7, 2014 (1)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2014 (File No 000-22193).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

August 1, 2014	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

August 1, 2014	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document