Form 10-Q
period 2014-09-30
PACIFIC PREMIER BANCORP INC
filed 2014-11-06
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant's common stock as of November 6, 2014 was 16,894,216.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition:  At September 30, 2014 (unaudited), December 31, 2013 (audited) and September 30, 2013 (unaudited)

Consolidated Statements of Operations:  For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Consolidated Statements of Comprehensive Income:  For the three and nine months ended September 30, 2014 and 2013 (unaudited)

Consolidated Statements of Stockholders’ Equity:  For the nine months ended September 30, 2014 and 2013 (unaudited)

Consolidated Statements of Cash Flows: For the nine months ended September 30, 2014 and 2013 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	September 30,	December 31,	September 30,
ASSETS	2014	2013	2013
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$103,356	$126,787	$61,393
Federal funds sold	275	26	26
Cash and cash equivalents	103,631	126,813	61,419
Investment securities available for sale	282,202	256,089	282,846
FHLB and other stock, at cost	18,643	15,450	10,827
Loans held for sale, net	-	3,147	3,176
Loans held for investment	1,548,004	1,240,123	1,138,969
Allowance for loan losses	(10,767)	(8,200)	(7,994)
Loans held for investment, net	1,537,237	1,231,923	1,130,975
Accrued interest receivable	6,762	6,254	5,629
Other real estate owned	752	1,186	1,186
Premises and equipment	9,402	9,864	9,829
Deferred income taxes	10,721	8,477	9,029
Bank owned life insurance	26,642	24,051	23,862
Intangible assets	5,867	6,628	6,881
Goodwill	22,950	17,428	17,428
Other assets	9,439	6,877	5,933
TOTAL ASSETS	$2,034,248	$1,714,187	$1,569,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing	$425,166	$366,755	$363,606
Interest bearing	1,118,300	939,531	920,528
Total deposits	1,543,466	1,306,286	1,284,134
FHLB advances and other borrowings	195,561	204,091	86,474
Subordinated debentures	70,310	10,310	10,310
Accrued expenses and other liabilities	27,054	18,274	16,948
TOTAL LIABILITIES	1,836,391	1,538,961	1,397,866
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized;17,069,216 shares at Sepember 30, 2014, 16,656,279 shares at December 31, 2013, and 16,641,991 shares at September 30, 2013 issued and outstanding	171	166	166
Additional paid-in capital	150,062	143,322	143,014
Retained earnings	47,540	34,815	30,611
Accumulated other comprehensive income (loss), net of tax (benefit) of $59 at September 30, 2014, ($2,152) at December 31, 2013, and ($1,843) at September 30, 2013	84	(3,077)	(2,637)
TOTAL STOCKHOLDERS’ EQUITY	197,857	175,226	171,154
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,034,248	$1,714,187	$1,569,020

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
INTEREST INCOME
Loans	$19,550	$14,420	$54,057	$41,504
Investment securities and other interest-earning assets	1,484	1,954	4,230	4,041
Total interest income	21,034	16,374	58,287	45,545
INTEREST EXPENSE
Deposits	1,317	1,045	3,589	3,097
FHLB advances and other borrowings	294	244	792	722
Subordinated debentures	403	77	553	230
Total interest expense	2,014	1,366	4,934	4,049
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	19,020	15,008	53,353	41,496
PROVISION FOR LOAN LOSSES	1,284	646	3,263	1,264
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,736	14,362	50,090	40,232
NONINTEREST INCOME
Loan servicing fees	547	237	1,685	881
Deposit fees	412	485	1,329	1,382
Net gain from sales of loans	1,775	982	3,621	1,927
Net gain from sales of investment securities	363	305	523	1,373
Other-than-temporary impairment recovery (loss) on investment securities, net	5	16	28	(19)
Other income	1,365	296	1,804	932
Total noninterest income	4,467	2,321	8,990	6,476
NONINTEREST EXPENSE
Compensation and benefits	7,490	5,948	20,866	16,732
Premises and occupancy	1,723	1,600	4,877	4,222
Data processing and communications	420	824	2,036	2,214
Other real estate owned operations, net	11	(1)	65	610
FDIC insurance premiums	257	201	760	537
Legal, audit and professional expense	625	679	1,603	1,523
Marketing expense	318	307	736	777
Office and postage expense	441	375	1,155	960
Loan expense	258	282	633	714
Deposit expense	747	497	2,255	1,172
Merger related expense	-	-	626	6,723
Other expense	1,053	1,059	2,913	2,622
Total noninterest expense	13,343	11,771	38,525	38,806
NET INCOME BEFORE INCOME TAX	8,860	4,912	20,555	7,902
INCOME TAX	3,410	1,846	7,830	3,113
NET INCOME	$5,450	$3,066	$12,725	$4,789

EARNINGS PER SHARE
Basic	$0.32	$0.19	$0.75	$0.31
Diluted	$0.31	$0.18	$0.73	$0.29

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,069,216	16,640,471	17,078,945	15,512,508
Diluted	17,342,882	17,482,230	17,385,835	16,314,701

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$5,450	$3,066	$12,725	$4,789
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	320	(799)	3,469	(2,933)
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(214)	(179)	(308)	(809)
Net unrealized gain (loss) on securities, net of income taxes	106	(978)	3,161	(3,742)
Comprehensive income	$5,556	$2,088	$15,886	$1,047

(1) Income taxes on the unrealized gains (losses) on securities was $75,000 for the three months ended September 30, 2014, ($683,000) million for the three months ended September 30, 2013, $2.2 million for the nine months ending September 30, 2014 and ($2.6) million for the first nine months ending September 30, 2013.

(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $149,000 for the three months ended September 30, 2014, $126,000 for the three months ended September 30, 2013, $215,000 for the nine months ending Septmeber 30, 2014 and $564,000 for the nine months ending September 30, 2013.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income				12,725		12,725
Other comprehensive income					3,161	3,161
Share-based compensation expense			377			377
Common stock repurchased and retired	(262,897)	(2)	(2,755)			(2,757)
Common stock issued	562,469	6	9,006			9,012
Stock options exercised	113,365	1	112			113
Balance at September 30, 2014	17,069,216	$171	$150,062	$47,540	$84	$197,857

Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net income				4,789		4,789
Other comprehensive income					(3,742)	(3,742)
Share-based compensation expense			680			680
Common stock repurchased and retired	(10,960)	-	(41)			(41)
Common stock issued	2,972,472	29	34,895			34,924
Stock options exercised	18,831	-	27			27
Balance at September 30, 2013	16,641,991	$166	$143,014	$30,611	$(2,637)	$171,154

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,725	$4,789
Adjustments to net income:
Depreciation and amortization expense	1,636	1,423
Provision for loan losses	3,263	1,264
Share-based compensation expense	377	680
Loss on sale and disposal of premises and equipment	23	2
Loss on sale of other real estate owned	17	226
Write down of other real estate owned	-	354
Amortization of premium/discounts on securities held for sale, net	1,958	2,319
Amortization of loan mark-to-market discount from acquisitions	(1,632)	(2,032)
Loss from fair market value adjustment to loans held for sale	180	-
Gain on sale of investment securities available for sale	(523)	(1,373)
Other-than-temporary impairment loss (recovery) on investment securities, net	(28)	19
Gain on sale of loans held for investment	(3,621)	(1,927)
Recoveries on loans	87	344
Principal payments from loans held for sale	31	505
Deferred income tax provision	(2,244)	(2,142)
Change in accrued expenses and other liabilities, net	2,310	5,562
Income from bank owned life insurance, net	(591)	(470)
Change in accrued interest receivable and other assets, net	(3,070)	1,196
Net cash provided by operating activities	10,898	10,739
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	229,887	131,619
Net change in undisbursed loan funds	43,436	246,814
Purchase and origination of loans held for investment	(495,070)	(463,706)
Proceeds from sale of other real estate owned	777	1,488
Principal payments on securities available for sale	21,535	27,528
Purchase of securities available for sale	(129,636)	(98,799)
Proceeds from sale or maturity of securities available for sale	91,907	212,314
Investment in bank own life insurance	(2,000)	-
Purchases of premises and equipment	(1,123)	(3,010)
Purchase of Federal Reserve Bank stock	(1,520)	(1,276)
Redemption (purchase) of FHLB stock	(1,673)	2,349
Cash acquired (disbursed) in acquisitions, net	(7,793)	138,751
Net cash provided by (used in) investing activities	(251,273)	194,072
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	237,180	(161,359)
Proceeds from issuance of subordinated debt	58,804	-
Repayment of FHLB advances and other borrowings, net	(76,147)	(45,931)
Proceeds from issuance of common stock, net of issuance cost	-	4,560
Proceeds from exercise of stock options	113	27
Repurchase of common stock	(2,757)	(41)
Net cash provided by (used in) financing activities	217,193	(202,744)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,182)	2,067
CASH AND CASH EQUIVALENTS, beginning of period	126,813	59,352
CASH AND CASH EQUIVALENTS, end of period	$103,631	$61,419

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$4,615	$4,012
Income taxes paid	11,450	6,825
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	-	347,196
FHLB and TIB Stock	-	1,765
Loans	78,833	68,815
Core deposit intangible	-	4,766
Other real estate owned	-	752
Goodwill	5,522	18,234
Fixed assets	74	1,446
Other assets	702	12,468
Deposits	-	(540,725)
Other borrowings	(67,617)	(16,905)
Other liabilities	(709)	(7,199)
Additional paid-in capital	(9,012)	(29,364)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$360	$244
Investment securities available for sale purchased and not settled	$5,982	$-
Loans held for sale transfer to loans held for investment	$2,936	$-

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2014, December 31, 2013, and September 30, 2013, the results of its operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the changes in stockholders’ equity and cash flows for the nine months ended September 30, 2014 and 2013.  Operating results or comprehensive income for the three and nine months ended September 30, 2014 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2014.

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

The operating results of the Company for the nine months ending September 30, 2014 include the operating results of FAB, SDTB and IFH since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the acquisition of IFH was effective as of January 1, 2014 and as if the acquisitions of FAB and SDTB were effective as of January 1, 2013.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Nine months Ended September 30,
	2014	2013

Net interest and other income	$62,378	$53,232

Net income	$12,344	$5,027

Basic earnings per share	$0.72	$0.27

Diluted earnings per share	$0.71	$0.26

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	September 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$97,358	$1,495	$(268)	$98,585
Mortgage-backed securities	184,701	180	(1,264)	183,617
Total securities available for sale	$282,059	$1,675	$(1,532)	$282,202

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	September 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$9	$-	$82
Municipal bonds	95,971	709	(1,795)	94,885
Mortgage-backed securities	191,282	182	(3,585)	187,879
Total securities available for sale	$287,326	$900	$(5,380)	$282,846

At September 30, 2014, the Company had $9.2 million in Federal Home Loan Bank (“FHLB”) stock, $5.4 million in Federal Reserve Bank (“FRB”) stock, and $4.1 million in other stock, all carried at cost.  During the nine months ended September 30, 2014, the FHLB has repurchased $2.2 million of the Company’s excess FHLB stock through its stock repurchase program.

At September 30, 2014, mortgage-backed securities (“MBS”) with an estimated par value of $63.4 million and a fair value of $65.5 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $16.1 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	September 30, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)

Municipal bonds	29	$16,804	$(183)	26	$10,459	$(85)	55	$27,263	$(268)
Mortgage-backed securities	22	85,248	(256)	9	42,516	(1,008)	31	127,764	(1,264)
Total	51	$102,052	$(439)	35	$52,975	$(1,093)	86	$155,027	$(1,532)

	December 31, 2013
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)

Municipal bonds	133	$61,524	$(1,850)	-	$-	$-	133	$61,524	$(1,850)
Mortgage-backed securities	45	140,704	(3,075)	1	12,607	(913)	46	153,311	(3,988)
Total	178	$202,228	$(4,925)	1	$12,607	$(913)	179	$214,835	$(5,838)

	September 30, 2013
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)

Municipal bonds	131	$60,183	$(1,795)	-	$-	$-	131	$60,183	$(1,795)
Mortgage-backed securities	39	136,513	(2,725)	1	13,117	(860)	40	149,630	(3,585)
Total	170	$196,696	$(4,520)	1	$13,117	$(860)	171	$209,813	$(5,380)

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2014, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	$-	$12,828	$12,877	$41,817	$42,379	$42,713	$43,329	$97,358	$98,585
Mortgage-backed securities	-	-	-	-	30,477	30,394	154,224	153,223	184,701	183,617
Total investment securities available for sale	-	-	12,828	12,877	72,294	72,773	196,937	196,552	282,059	282,202

Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At September 30, 2014, the Company had accumulated other comprehensive income of $143,000, or $84,000 net of tax, compared to accumulated other comprehensive loss of $5.2 million, or $3.1 million net of tax, at December 31, 2013.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Business loans:
Commercial and industrial	$360,700	$187,035	$173,720
Commercial owner occupied (1)	237,996	221,089	222,162
SBA	20,482	10,659	6,455
Warehouse facilities	108,093	87,517	49,104
Real estate loans:
Commercial non-owner occupied	355,984	333,544	304,979
Multi-family	262,588	233,689	218,929
One-to-four family (2)	125,326	145,235	152,667
Construction	67,118	13,040	2,835
Land	6,103	7,605	7,371
Other loans	3,521	3,839	3,793
Total gross loans (3)	1,547,911	1,243,252	1,142,015
Less loans held for sale, net	-	3,147	3,176
Total gross loans held for investment	1,547,911	1,240,105	1,138,839
Deferred loan origination costs/(fees) and premiums/(discounts), net	93	18	130
Allowance for loan losses	(10,767)	(8,200)	(7,994)
Loans held for investment, net	$1,537,237	$1,231,923	$1,130,975

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $1.5 million, on Palm Desert National Bank ("Palm Desert National") loans of $1.7 million, and on SDTB loans of $145,000 and (ii) the mark-to-market premium on FAB loans of $31,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $63.2 million for secured loans and $37.9 million for unsecured loans at September 30, 2014.  At September 30, 2014, the Bank’s largest aggregate outstanding balance of loans to one borrower was $34.2 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National and Palm Desert National, as of the period indicated:

	September 30, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)
Business loans:
Commercial and industrial	$92	$-	$92
Commercial owner occupied	555	-	555
Real estate loans:
Commercial non-owner occupied	971	-	971
One-to-four family	-	8	8
Total purchase credit impaired	$1,618	$8	$1,626

    On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At September 30, 2014, the Company had $1.6 million of purchased credit impaired loans, none of which were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the nine months ended September 30, 2014:

	Nine Months Ended
	September 30, 2014
	Canyon National	Palm Desert National	Total
	(in thousands)

Balance at the beginning of period	$1,623	$53	$1,676
Accretion	(192)	(1)	(193)
Disposals and other	(17)	-	(17)
Change in accretable yield	-	-	-
Balance at the end of period	$1,414	$52	$1,466

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2014
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$15	$-
Commercial owner occupied	441	398	-	398	-	555	41
SBA	-	-	-	-	-	6	-
Real estate loans:
Commercial non-owner occupied	1,221	883	-	883	-	924	65
One-to-four family	649	526	-	526	-	504	18
Totals	$2,311	$1,807	$-	$1,807	$-	$2,004	$124

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2013
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$255	$17
Commercial owner occupied	872	747	-	747	-	177	66
SBA	246	14	-	14	-	70	28
Real estate loans:
Commercial non-owner occupied	1,202	983	28	955	1	984	68
Multi-family	-	-	-	-	-	108	2
One-to-four family	746	683	278	405	104	743	44
Totals	$3,066	$2,427	$306	$2,121	$105	$2,337	$225

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
September 30, 2013
Business loans:
Commercial and industrial	$186	$68	$-	$68	$-	$326	$71
Commercial owner occupied	-	-	-	-	-	153	18
SBA	246	14	-	14	-	60	16
Real estate loans:
Commercial non-owner occupied	527	437	-	437	-	983	157
Multi-family	-	-	-	-	-	144	2
One-to-four family	701	642	282	360	104	772	154
Totals	$1,660	$1,161	$282	$879	$104	$2,438	$418

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
	(in thousands)

Nonaccruing loans	$1,624	$2,239	$972
Accruing loans	183	188	189
Total impaired loans	$1,807	$2,427	$1,161

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $1.6 million at September 30, 2014, $2.2 million at December 31, 2013, and $972,000 at September 30, 2013.  The Company had no loans 90 days or more past due and still accruing at September 30, 2014, December 31, 2013 or September 30, 2013.

The Company had no TDRs during the quarter ended September 30, 2014 and had one immaterial TDR outstanding related to a U.S. Small Business Administration (“SBA”) loan.

Concentration of Credit Risk

As of September 30, 2014, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$358,922	$-	$1,778	$360,700
Commercial owner occupied	228,154	387	9,455	237,996
SBA	20,482	-	-	20,482
Warehouse facilities	108,093	-	-	108,093
Real estate loans:
Commercial non-owner occupied	351,614	-	4,370	355,984
Multi-family	261,574	504	510	262,588
One-to-four family	124,383	-	943	125,326
Construction	67,118	-	-	67,118
Land	6,103	-	-	6,103
Other loans	3,521	-	-	3,521
Totals	$1,529,964	$891	$17,056	$1,547,911

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$184,247	$12	$2,776	$187,035
Commercial owner occupied	207,872	1,217	12,000	221,089
SBA	10,659	-	-	10,659
Warehouse facilities	87,517	-	-	87,517
Real estate loans:
Commercial non-owner occupied	329,538	352	3,654	333,544
Multi-family	232,661	511	517	233,689
One-to-four family	144,152	-	1,083	145,235
Construction	13,040	-	-	13,040
Land	7,605	-	-	7,605
Other loans	3,834	-	5	3,839
Totals	$1,221,125	$2,092	$20,035	$1,243,252

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
September 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$170,840	$68	$2,812	$173,720
Commercial owner occupied	207,519	2,632	12,011	222,162
SBA	6,455	-	-	6,455
Warehouse facilities	49,104	-	-	49,104
Real estate loans:
Commercial non-owner occupied	299,940	355	4,684	304,979
Multi-family	217,897	513	519	218,929
One-to-four family	151,564	-	1,103	152,667
Construction	2,835	-	-	2,835
Land	7,371	-	-	7,371
Other loans	3,787	-	6	3,793
Totals	$1,117,312	$3,568	$21,135	$1,142,015

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$360,700	$-	$-	$-	$360,700	$-
Commercial owner occupied	237,996	-	-	-	237,996	528
SBA	20,439	-	43	-	20,482	-
Warehouse facilities	108,093	-	-	-	108,093	-
Real estate loans:
Commercial non-owner occupied	355,984	-	-	-	355,984	882
Multi-family	262,588	-	-	-	262,588	-
One-to-four family	124,963	20	-	343	125,326	372
Construction	67,118	-	-	-	67,118	-
Land	6,103	-	-	-	6,103	-
Other loans	3,521	-	-	-	3,521	-
Totals	$1,547,505	$20	$43	$343	$1,547,911	$1,782

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$187,035	$-	$-	$-	$187,035	$-
Commercial owner occupied	219,875	768	-	446	221,089	747
SBA	10,645	-	-	14	10,659	14
Warehouse facilities	87,517	-	-	-	87,517	-
Real estate loans:
Commercial non-owner occupied	332,984	-	-	560	333,544	983
Multi-family	233,689	-	-	-	233,689	-
One-to-four family	145,041	71	-	123	145,235	507
Construction	13,040	-	-	-	13,040	-
Land	7,605	-	-	-	7,605	-
Other loans	3,709	130	-	-	3,839	-
Totals	$1,241,140	$969	$-	$1,143	$1,243,252	$2,251

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
September 30, 2013	(in thousands)
Business loans:
Commercial and industrial	$173,478	$163	$79	$-	$173,720	$78
Commercial owner occupied	222,162	-	-	-	222,162	-
SBA	6,312	-	129	14	6,455	142
Warehouse facilities	49,104	-	-	-	49,104	-
Real estate loans:
Commercial non-owner occupied	304,420	559	-	-	304,979	437
Multi-family	218,929	-	-	-	218,929	-
One-to-four family	152,570	-	-	97	152,667	496
Construction	2,835	-	-	-	2,835	-
Land	7,371	-	-	-	7,371	-
Other loans	3,785	2	6	-	3,793	-
Totals	$1,140,966	$724	$214	$111	$1,142,015	$1,153

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(223)	-	-	-	(365)	-	(195)	-	-	-	(783)
Recoveries	33	-	4	-	-	-	32	-	-	18	87
Provisions for (reduction in) loan losses	1,597	38	290	102	608	194	(121)	639	(55)	(29)	3,263
Balance, September 30, 2014	$3,375	$1,856	$445	$494	$1,901	$1,011	$815	$775	$72	$23	$10,767

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	3,375	1,856	445	494	1,901	1,011	815	775	72	23	10,767

Loans individually evaluated for impairment	-	398	-	-	883	-	526	-	-	-	1,807
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$360,700	$237,598	$20,482	$108,093	$355,101	$262,588	$124,800	$67,118	$6,103	$3,521	$1,546,104
General reserves to total loans collectively evaluated for impairment	0.94%	0.78%	2.17%	0.46%	0.54%	0.39%	0.65%	1.15%	1.18%	0.65%	0.70%

Total gross loans	$360,700	$237,996	$20,482	$108,093	$355,984	$262,588	$125,326	$67,118	$6,103	$3,521	$1,547,911
Total allowance to gross loans	0.94%	0.78%	2.17%	0.46%	0.53%	0.39%	0.65%	1.15%	1.18%	0.65%	0.70%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(291)	(163)	(16)	-	(757)	(101)	(273)	-	-	(7)	(1,608)
Recoveries	107	-	51	-	-	-	45	-	-	141	344
Provisions for (reduction in) loan losses	1,675	170	(64)	(1,319)	701	(538)	540	121	116	(138)	1,264
Balance, September 30, 2013	$2,801	$1,519	$50	$225	$1,403	$506	$1,174	$121	$147	$48	$7,994

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$104	$-	$-	$-	$104
General portfolio allocation	2,801	1,519	50	225	1,403	506	1,070	121	147	48	7,890

Loans individually evaluated for impairment	68	-	14	-	437	-	642	-	-	-	1,161
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	16.20%	0.00%	0.00%	0.00%	8.96%
Loans collectively evaluated for impairment	$173,652	$222,162	$6,441	$49,104	$304,542	$218,929	$152,025	$2,835	$7,371	$3,793	$1,140,854
General reserves to total loans collectively evaluated for impairment	1.61%	0.68%	0.78%	0.46%	0.46%	0.23%	0.70%	4.27%	1.99%	1.27%	0.69%

Total gross loans	$173,720	$222,162	$6,455	$49,104	$304,979	$218,929	$152,667	$2,835	$7,371	$3,793	$1,142,015
Total allowance to gross loans	1.61%	0.68%	0.77%	0.46%	0.46%	0.23%	0.77%	4.27%	1.99%	1.27%	0.70%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”).  The Corporation contributed $40 million of net proceeds from the Private Placement to the Bank to support general corporate purposes.  The Notes will bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest will be paid semiannually each March 3 and September 3 until September 3, 2024.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”).  KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior secured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 2.98% per annum as of September 30, 2014.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Stock options excluded	689,774	13,744	635,489	53,310

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$5,450			$3,066
Basic income available to common stockholders	5,450	17,069,216	$0.32	3,066	16,640,471	$0.19
Effect of dilutive stock options	-	273,666		-	841,759
Diluted income available to common stockholders plus assumed conversions	$5,450	17,342,882	$0.31	$3,066	17,482,230	$0.18

	Nine Months Ended September 30,
	2014			2013
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)

Net income	$12,725			$4,789
Basic income available to common stockholders	12,725	17,078,945	$0.75	4,789	15,512,508	$0.31
Effect of dilutive stock options	-	306,890		-	802,193
Diluted income available to common stockholders plus assumed conversions	$12,725	17,385,835	$0.73	$4,789	16,314,701	$0.29

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at September 30, 2014, December 31, 2013 and September 30, 2013:

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$103,631	$103,631	$-	$-	$103,631
Securities available for sale	282,202	-	282,202	-	282,202
Federal Reserve Bank, TIB and FHLB stock, at cost	18,643	18,643	-	-	18,643
Loans held for investment, net	1,537,237	-	-	1,521,466	1,521,466
Accrued interest receivable	6,762	6,762	-	-	6,762
Other real estate owned	752	-	-	752	752
Liabilities:
Deposit accounts	1,543,466	1,157,972	371,574	-	1,529,546
FHLB advances	150,000	149,999	-	-	149,999
Other borrowings	45,561	-	46,095	-	46,095
Subordinated debentures	70,310	-	34,142	-	34,142
Accrued interest payable	177	177	-	-	177

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$328,708	$-	$32,871	$-	$32,871

	At December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$126,813	$126,813	$-	$-	$126,813
Securities available for sale	256,089	-	256,089	-	256,089
Federal Reserve Bank and FHLB stock, at cost	15,450	15,450	-	-	15,450
Loans held for sale, net	3,147	-	3,147	-	3,147
Loans held for investment, net	1,231,923	-	-	1,230,316	1,230,316
Accrued interest receivable	6,254	6,254	-	-	6,254
Other real estate owned	1,186	-	-	1,186	1,186
Liabilities:
Deposit accounts	1,306,286	991,630	301,007	-	1,292,637
FHLB advances	156,000	156,000	-	-	156,000
Other borrowings	48,091	-	49,058	-	49,058
Subordinated debentures	10,310	-	4,696	-	4,696
Accrued interest payable	166	166	-	-	166

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$337,181	$-	$33,718	$-	$33,718

	At September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$61,419	$61,419	$-	$-	$61,419
Securities available for sale	282,846	-	282,846	-	282,846
Federal Reserve Bank and FHLB stock, at cost	10,827	10,827	-	-	10,827
Loans held for sale, net	3,176	-	3,176	-	3,176
Loans held for investment, net	1,130,975	-	-	1,225,352	1,225,352
Accrued interest receivable	5,629	5,629	-	-	5,629
Other real estate owned	1,186	-	-	1,186	1,186
Liabilities:
Deposit accounts	1,284,134	998,217	284,403	-	1,282,620
FHLB advances	35,000	35,000	-	-	35,000
Other borrowings	51,474	-	53,435	-	53,435
Subordinated debentures	10,310	-	4,766	-	4,766
Accrued interest payable	195	195	-	-	195

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$333,592	$-	$33,359	$-	$33,359

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At September 30, 2014, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	September 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$-	$98,585	$-	$98,585
Mortgage-backed securities	-	183,617	-	183,617
Total securities available for sale	$-	$282,202	$-	$282,202

	September 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$-	$82	$-	$82
Municipal bonds	-	94,885	-	94,885
Mortgage-backed securities	-	187,879	-	187,879
Total securities available for sale	$-	$282,846	$-	$282,846

The following table provides a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the three months ended for the periods indicated:

Nine Months Ended
September 30, 2013

Balance, beginning of period	$952
Total gains or (losses) realized/unrealized:
Included in earnings (or changes in net assets)	194
Included in other comprehensive income	(140)
Purchases, issuances, and settlements	(1,077)
Transfer in and/or out of Level 3	71
Balance, end of period	$-

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	September 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$1,241	$1,241
Other real estate owned	-	-	752	752
Total assets	$-	$-	$1,993	$1,993

	September 30, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$150	$150
Other real estate owned	-	-	1,186	1,186
Total assets	$-	$-	$1,336	$1,336

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	September 30, 2014
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial owner occupied	$398	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	8	0-10%
Real estate loans:
Commercial non-owner occupied	500	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.00%	13	0-15%
One-to-four family	343	Collateral valuation	Management adjustment to reflect current conditions and selling costs	4.50% - 15.00%	6 - 23	0-10%
Total collateral dependent impaired loans	$1,241
Other real estate owned
Land	$752	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$752

	September 30, 2013
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$68	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	1	0-10%
SBA	14	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.00%	8	0-20%
One-to-four family	68	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.62% - 11.50%	11 - 23	0-10%
Total collateral dependent impaired loans	$150
Other real estate owned
Land	$1,186	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$1,186

Note 11 – Pending Acquisition of Independence Bank

On October 21, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire Independence Bank (OTCQB: IDPK), a Newport Beach, California based state-chartered bank pursuant to which the Bank will acquire Independence Bank.  At September 30, 2014, Independence Bank had $426.2 million in total assets, $341.1 million in gross loans and $358.3 million in total deposits at September 30, 2014.  Independence Bank has six branches located in Orange County and Riverside County.

On the date of the Merger Agreement, the aggregate merger consideration was estimated at approximately $71.5 million, based on a $14.73 closing price of the Company’s common stock on October 21, 2014.  Under the terms of the Merger Agreement, holders of Independence Bank common stock, stock options and warrants will receive aggregate cash consideration of $7.2 million and, using the Company’s October 21, 2014 closing price, the aggregate stock consideration is currently estimated at $64.3 million.  Assuming such Company stock price, the Independence Bank shareholders will own approximately 20.4% of the combined company.  Independence Bank shareholders will have a choice between electing to receive $13.75 per share in cash or 0.9259 of a share of the Company’s common stock for each share of Independence Bank or a combination thereof, subject to the overall requirement that 10% of the aggregate consideration will be in the form of cash and 90% will be in the form of the Company’s common stock.  The number of shares of the Company’s common stock to be issued to Independence Bank shareholders is based on a fixed exchange ratio, provided that the Company’s stock price remains between $13.365 and $16.335 as measured by the 10-day average closing price up to and including the fifth trading day prior to closing of the transaction.  The value of the stock portion of consideration will fluctuate based on the value of the Company’s common stock.  To the extent the average closing price of the Company’s common stock is outside this price range, then the exchange ratio will adjust to reflect the increase or decrease of the Company’s common stock that is outside of this range.

The transaction is expected to close late in the first quarter of 2015, subject to satisfaction of customary closing conditions, including regulatory approvals and approval of Independence Bank and the Company’s shareholders.  Directors and executive officers of Independence Bank have entered into agreements with the Company and Independence Bank whereby they committed to vote their shares of Independence Bank common stock in favor of the acquisition.  For additional information about the proposed acquisition of Independence Bank, see the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2014 and the Merger Agreement which is filed as an exhibit to the Current Report on Form 8-K.

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

·
The effect of the SDTB, FAB and IFH acquisitions, the proposed acquisition of Independence Bank and other acquisitions we have made or may make, if any, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the year ending December 31, 2014.

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

As a California state-chartered commercial bank which is a member of the Federal Reserve, the Bank is subject to supervision, periodic examination and regulation by the DBO and the Federal Reserve.  The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund.  In general terms, insurance coverage is up to $250,000 per depositor for all deposit accounts.  As a result of this deposit insurance function, the FDIC also has certain supervisory authority and powers over the Bank.  If, as a result of an examination of the Bank, the regulators should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or our management is violating or has violated any law or regulation, various remedies are available to the regulators.  Such remedies include the power to enjoin unsafe or unsound practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict growth, to assess civil monetary penalties, to remove officers and directors and ultimately to request the FDIC to terminate the Bank’s deposit insurance.  As a California-chartered commercial bank, the Bank is also subject to certain provisions of California law.

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide.  At September 30, 2014, the Bank operated 13 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Springs, Palm Desert, Point Loma, San Bernardino, San Diego and Seal Beach.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

The acquisition of IFH has diversified our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, permitting us to deploy excess liquidity into higher yielding assets.  The QSR franchisee lending business is a niche market that provides attractive growth opportunities for the Company in the future.  IFH had no delinquent loans or adversely classified assets as of the acquisition date.

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

RESULTS OF OPERATIONS

In the third quarter of 2014, we reported net income of $5.5 million, or $0.31 per diluted share, compared with net income for the third quarter of 2013 of $3.1 million or $0.18 per diluted share.  For the three months ended September 30, 2014, the Company’s return on average assets was 1.14% and return on average equity was 11.25%, compared with a return on average assets of 0.78% and a return on average equity of minus 7.29% for the three months ended September 30, 2013.

For the first nine months of 2014, the Company recorded net income of $12.7 million, or $0.73 per diluted share.  This compares with net income of $4.8 million or $0.29 per diluted share for the first nine months of 2013.  For the nine months ended September 30, 2014, the Company’s return on average assets was 0.96% and return on average equity was 8.98%, compared with a return on average assets of 0.46% and a return on average equity of 4.09% for the nine months ended September 30, 2013.

Prior period comparisons for the year-to-date results are impacted by one-time merger-related expenses totaling $626,000 associated with the acquisition of IFH in the first quarter of 2014, $5.0 million associated with the acquisition of SDTB in the second quarter of 2013 and $1.7 million associated with the acquisition of FAB in the first quarter of 2013.  Excluding one-time merger-related expenses during these reporting periods, the Company’s adjusted net income for the first nine months of 2014 was $13.1 million, or $0.75 per diluted share, compared to an adjusted net income of $9.2 million, or $0.57 per diluted share, for the first nine months of 2013.

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

Net interest income for the third quarter of 2014 increased $4.0 million or 26.7%, compared to the third quarter of 2013.  The increase in net interest income was primarily related to an increase in interest-earning assets of $305.7 million, primarily related to our organic loan growth and loans acquired as part of the IFH acquisition.  Also contributing to the increase in net interest income was an increase in the net interest margin of 21 basis points, primarily related to a higher yield on interest-earning assets of 30 basis points, as we deployed liquidity received from our acquisitions of FAB and SDTB to increase the level of higher yielding loans within interest-earning assets.  The decrease in loan yield was impacted by existing loans repricing at lower interest rates and the repayment of higher yielding loans during the third quarter of 2014 when compared to the prior year third quarter.  Partially offsetting the higher yield on interest-earning assets was an increase in the cost of interest-bearing liabilities by 10 basis points.  During the third quarter of 2014, borrowing costs were impacted by our offering of $60.0 million in aggregate principal amount of 5.75% subordinated notes completed at the end of August 2014 and by partially replacing overnight FHLB borrowings with 18 month and two year fixed rate advances for the purpose of extending the maturity of our borrowings to support our interest rate risk management strategies.

For the first nine months of 2014, net interest income totaled $53.4 million, up $11.9 million or 28.6%, compared to the net interest income for the first nine months of 2013.  The increase reflected an increase in interest-earning assets of $340.9 million while the net interest margin increased 11 basis points to 4.23%.  The increase in interest-earning assets was primarily related to the acquisitions of FAB, SDTB and IFH along with our organic loan growth.  The increase in net interest margin included an increase in the yield on interest-earning assets of 9 basis points, which resulted from an improved mix in higher yielding loans realized from leveraging the liquidity received from our acquisitions and a decrease in the cost of interest-bearing liabilities of 2 basis points from an improved mix of lower costing transaction accounts.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
STATISTICAL INFORMATION

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$70,009	$26	0.15%	$79,600	$37	0.19%	$126,503	$64	0.20%
Federal funds sold	275	-	-	276	-	-	26	-	-
Investment securities	272,692	1,458	2.14	225,294	1,272	2.26	346,737	1,890	2.18
Loans receivable, net (1)	1,477,896	19,550	5.25	1,362,030	17,922	5.28	1,041,871	14,420	5.49
Total interest-earning assets	1,820,872	21,034	4.59%	1,667,200	19,231	4.63%	1,515,137	16,374	4.29%
Noninterest-earning assets	88,656			84,845			61,873
Total assets	$1,909,528			$1,752,045			$1,577,010
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$134,819	$40	0.12%	$134,051	$39	0.12%	$109,775	$38	0.14%
Money market	477,111	381	0.32	456,466	343	0.30	445,717	313	0.28
Savings	74,790	27	0.14	74,406	27	0.15	80,298	31	0.15
Time	380,904	869	0.91	359,446	794	0.89	316,931	663	0.83
Total interest-bearing deposits	1,067,624	1,317	0.49	1,024,369	1,203	0.47	952,721	1,045	0.44
FHLB advances and other borrowings	177,689	294	0.66	103,813	255	0.99	66,284	244	1.46
Subordinated debentures	31,832	403	5.02	10,310	75	2.92	10,310	77	2.96
Total borrowings	209,521	697	1.32	114,123	330	1.16	76,594	321	1.66
Total interest-bearing liabilities	1,277,145	2,014	0.63%	1,138,492	1,533	0.54%	1,029,315	1,366	0.53%
Noninterest-bearing deposits	418,129			408,318			362,442
Other liabilities	20,410			15,562			16,974
Total liabilities	1,715,684			1,562,372			1,408,731
Stockholders' equity	193,844			189,673			168,279
Total liabilities and equity	$1,909,528			$1,752,045			$1,577,010
Net interest income		$19,020			$17,698			$15,008
Net interest rate spread (2)			3.96%			4.09%			3.76%
Net interest margin (3)			4.14%			4.26%			3.93%
Ratio of interest-earning assets to interest-bearing liabilities			142.57%			146.44%			147.20%

(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
STATISTICAL INFORMATION

	Average Balance Sheet
	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$73,316	$91	0.17%	$103,592	$161	0.21%
Federal funds sold	248	-	-	26	-	-
Investment securities	247,383	4,139	2.23	261,300	3,880	1.98
Loans receivable, net (1)	1,365,595	54,057	5.29	980,695	41,504	5.66
Total interest-earning assets	1,686,542	58,287	4.62%	1,345,613	45,545	4.53%
Noninterest-earning assets	86,873			41,957
Total assets	$1,773,415			$1,387,570
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$135,499	$118	0.12%	$86,505	$75	0.12%
Money market	456,409	1,037	0.30	347,349	711	0.27
Savings	75,029	82	0.15	79,433	95	0.16
Time	356,649	2,352	0.88	335,935	2,216	0.88
Total interest-bearing deposits	1,023,586	3,589	0.47	849,222	3,097	0.49
FHLB advances and other borrowings	122,513	792	0.86	54,146	722	1.78
Subordinated debentures	17,563	553	4.21	10,310	230	2.98
Total borrowings	140,076	1,345	1.28	64,456	952	1.97
Total interest-bearing liabilities	1,163,662	4,934	0.57%	913,678	4,049	0.59%
Noninterest-bearing deposits	405,424			307,714
Other liabilities	15,412			10,189
Total liabilities	1,584,498			1,231,581
Stockholders' equity	188,917			155,989
Total liabilities and equity	$1,773,415			$1,387,570
Net interest income		$53,353			$41,496
Net interest rate spread (2)			4.05%			3.94%
Net interest margin (3)			4.23%			4.12%
Ratio of interest-earning assets to interest-bearing liabilities			144.93%			147.27%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in interest rates (changes in interest rates multiplied by prior volume);

·	Changes in volume (changes in volume multiplied by prior rate); and

·	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Compared to			Compared to
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(14)	$(24)	$(38)	$(28)	$(42)	$(70)
Investment securities	(34)	(398)	(432)	473	(214)	259
Loans receivable, net	(651)	5,781	5,130	(2,800)	15,353	12,553
Total interest-earning assets	$(699)	$5,359	$4,660	$(2,355)	$15,097	$12,742
Interest-bearing liabilities
Interest checking	$(6)	$8	$2	$-	$43	$43
Money market	46	22	68	84	242	326
Savings	(2)	(2)	(4)	(7)	(6)	(13)
Time	66	140	206	-	136	136
FHLB advances and other borrowings	(190)	240	50	(510)	580	70
Subordinated debentures	82	244	326	119	204	323
Total interest-bearing liabilities	$(4)	$652	$648	$(314)	$1,199	$885
Change in net interest income	$(695)	$4,707	$4,012	$(2,041)	$13,898	$11,857

Provision for Loan Losses

We recorded a $1.3 million provision for loan losses during the third quarter of 2014, up from $646,000 for the third quarter of 2013.  The increase in the provision for loan losses in the third quarter of 2014 was attributable to the growth in our loan portfolio.  In the third quarter of 2014, we had net loan charge-offs of $250,000, compared to net loan charge-offs of $646,000 in the third quarter of 2013.

For the first nine months of 2014, we recorded a $3.3 million provision for loan losses, up from $1.3 million recorded for the first nine months of 2013.  The $2.0 million increase in the provision for loan losses was primarily attributable to the organic growth in our loan portfolio.  Net loan charge-offs amounted to $696,000 for the first nine months of 2014, down from $1.3 million for the first nine months of 2013.  Substantially all of the charge-offs in 2014 were attributable to loans that we acquired from our Federal Deposit Insurance Corporation (“FDIC”)-assisted transactions.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the third quarters of 2014 and 2013, there were no charge-offs associated with purchased credit impaired loans.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income for the third quarter of 2014 was $4.5 million, up $2.1 million or 92.5% from the third quarter of 2013.  The increase was primarily related to the following:

·	A $1.0 million increase in other income. During the third quarter of 2014, we received $1.1 million in settlement proceeds related to properties received from our FDIC-assisted acquisitions.

·
A $793,000 increase in net gain from sale of loans.  During the third quarter of 2014, sales included $14.6 million in U.S. Small Business Administration (“SBA”) loans at an overall premium of 11% and $10.5 million of commercial non-owner occupied loans at an overall premium of 2%.  That compares with sales of $7.8 million in SBA loans at an overall premium of 12% and a $3.7 million in commercial non-owner occupied loans at an overall premium of 2% in the third quarter of 2013.

·	A $310,000 increase in loan servicing fees. During the third quarter of 2014, we experienced higher prepayment fees, which was the primary contributor to the increase.

For the first nine months of 2014, noninterest income totaled $9.0 million, up from $6.5 million for the first nine months of 2013.  The increase of $2.5 million or 38.8% was primarily related to higher net gain from sale of loans of $1.7 million, other income of $872,000 and loan servicing fees of $804,000, partially offset by a lower net gain from sale of investment securities of $850,000.  The increase in other income was primarily associated with a $1.1 million settlement proceeds related to properties received from our FDIC-assisted acquisitions, partially offset by a nonrecurring $180,000 market value loss related to loans held for sale both of which were recorded in the first nine months of 2014.  The increase in loan servicing fees primarily related to a $500,000 loan fee associated with the assumption of an existing loan coupled with higher prepayment fees.

Noninterest Expense

Noninterest expense totaled $13.3 million for the third quarter of 2014, up $1.6 million or 13.4% from the third quarter of 2013.  The increase was primarily related to a $1.5 million increase in compensation and benefits costs, a $250,000 increase in deposit expenses and a $123,000 increase in premises and occupancy expense, all of which was primarily associated with our organic and acquisition growth.  Partially offsetting these increases was a $404,000 decrease in data processing and communications expense, primarily as a result of renegotiated core system contracts.

For the first nine months of 2014, noninterest expense totaled $38.5 million, down $281,000 or 0.7% from the first nine months of 2013.  The decrease was primarily related to a $6.1 million decrease in one-time merger-related expenses and a decrease of $545,000 in expenses related to other real estate owned operations, partially offset by increases of $4.1 million in compensation and benefits, $1.1 million in deposit expenses, $655,000 in premises and occupancy expense, $291,000 in other expense, and $223,000 in FDIC insurance premiums.  The increases in expenses were primarily due to costs associated with our acquisitions and expansion of our lending platform to increase loan production and sales.

The Company’s efficiency ratio was 56.57% for the third quarter of 2014, compared to 67.72% for the third quarter of 2013.  The efficiency ratio in the current quarter was impacted from higher other income that included the $1.1 million in settlement proceeds related to properties received from our FDIC-assisted acquisitions that accounted for 2.69 percentage points of the ratio.  The improvement in the current quarter efficiency ratio was primarily the result of net interest income and noninterest income increasing more rapidly than noninterest expense.  For the third quarter of 2014, the Company’s noninterest expense to average asset ratio was 2.80%, compared to 2.99% for the third quarter of 2013.

Income Taxes

For the third quarter of 2014, our effective tax rate was 38.49%, compared with 37.58% for the third quarter of 2013.  For the first nine months of 2014, our effective tax rate was 38.09%, compared to 39.40% for the first nine months of 2013.

FINANCIAL CONDITION

At September 30, 2014, assets totaled $2.0 billion, up $320.1 million or 18.7% from December 31, 2013 and $465.2 million or 29.7% from September 30, 2013.

The increase in assets since year-end 2013 was primarily related to loans held for investment of $307.9 million associated with organic loan growth and the acquisition of IFH, which added assets at the acquisition date of $80.2 million, and investment securities available for sale of $26.1 million.  Partially offsetting those increases was a decrease in cash and cash equivalents of $23.2 million.

The increase in assets from September 30, 2013 was primarily related to increases in loans held for investment of $409.0 million, cash and cash equivalents of $42.2 million and FHLB and other stock investments of $7.8 million.  The increase in loans held for investment was attributable to organic loan growth and the acquisition of IFH, while the increase in cash was related to an increase in our size and to fund organic loan growth.

Loans

Net loans held for investment totaled $1.54 billion at September 30, 2014, an increase of $305.3 million or 24.8% from December 31, 2013 and an increase of $406.3 million or 35.9% from September 30, 2013.

The increase in loans from December 31, 2013 included increases in commercial and industrial (“C&I”) loans of $173.7 million, which included $78.8 million of total loans acquired from IFH at the acquisition date, as well as increases in real estate loans of $84.0 million, warehouse facility loans of $20.6 million, commercial owner occupied loans of $16.9 million and SBA loans of $9.8 million.

The increase in loan balances since September 30, 2013 was primarily related to increases in C&I loans of $187.0 million, real estate loans of $130.3 million, warehouse facilities loans of $59.0 million, commercial owner occupied loans of $15.8 million and SBA loans of $14.0 million.  Included in the C&I loan increase were the franchise loans acquired from IFH.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	September 30, 2014			December 31, 2013			September 30, 2013
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$360,700	23.3%	5.35%	$187,035	15.0%	5.01%	$173,720	15.2%	5.07%
Commercial owner occupied (1)	237,996	15.4%	5.13%	221,089	17.8%	5.33%	222,162	19.5%	5.41%
SBA	20,482	1.3%	5.69%	10,659	0.9%	5.92%	6,455	0.6%	6.02%
Warehouse facilities	108,093	7.0%	4.03%	87,517	7.0%	4.07%	49,104	4.3%	4.10%
Real estate loans:
Commercial non-owner occupied	355,984	23.0%	5.13%	333,544	26.9%	5.33%	304,979	26.7%	5.41%
Multi-family	262,588	17.0%	4.56%	233,689	18.8%	4.82%	218,929	19.2%	4.91%
One-to-four family (2)	125,326	8.1%	4.36%	145,235	11.7%	4.43%	152,667	13.4%	4.46%
Construction	67,118	4.3%	5.18%	13,040	1.0%	5.18%	2,835	0.2%	5.84%
Land	6,103	0.4%	4.51%	7,605	0.6%	4.73%	7,371	0.6%	4.72%
Other loans	3,521	0.2%	5.73%	3,839	0.3%	5.82%	3,793	0.3%	5.96%
Total gross loans (3)	1,547,911	100.0%	4.93%	1,243,252	100.0%	4.95%	1,142,015	100.0%	5.05%
Less loans held for sale	-			3,147			3,176
Total gross loans held for investment	1,547,911			1,240,105			1,138,839
Deferred loan origination costs/(fees) and premiums/(discounts), net	93			18			130
Allowance for loan losses	(10,767)			(8,200)			(7,994)
Loans held for investment, net	$1,537,237			$1,231,923			$1,130,975

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for September 30, 2014 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $1.5 million, on Palm Desert National loans of $1.7 million, and on SDTB loans of $145,000 and (ii) the mark-to-market premium on FAB loans of $31,000.

The increase in gross loans held for investment of $405.9 million or 35.5% from the year-ago third quarter was primarily related to increases from organic growth, loans acquired from IFH of $78.8 million, and loan purchases.  Total gross loans increased $304.7 million since December 31, 2013 through diversified loan production which included loan originations of $429.8 million, loans acquired from IFH of $78.8 million and loans purchased of $144.1 million, partially offset by loan repayments of $178.7 million, loan sales of $47.6 million and an increase in undisbursed loan funds of $43.4 million.  The weighted average loan portfolio rate at September 30, 2014 was 4.93%, compared to 4.95% at December 31, 2013 and 5.05% at September 30, 2013.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Beginning balance gross loans	$1,243,252	$986,194
Loans originated:
Business loans:
Commercial and industrial	196,171	60,792
Commercial owner occupied (1)	14,002	40,931
SBA	43,604	6,548
Warehouse facilities	5,150	74,860
Real estate loans:
Commercial non-owner occupied	63,362	76,555
Multi-family	16,104	46,659
One-to-four family (2)	2,220	1,580
Construction loans	88,988	5,650
Other loans	241	2,803
Total loans originated	429,842	316,378
Loans purchased:
Business loans:
Commercial and industrial	69,543	30,084
Commercial owner occupied	18,651	42,835
Real estate loans:
Commercial non-owner occupied	12,965	16,763
Multi-family	42,902	43,231
One-to-four family	-	78,673
Construction	-	1,399
Land	-	2,770
Other loans	-	716
Total loans purchased	144,061	216,471
Total loan production	573,903	532,849
Principal repayments	(178,674)	(111,475)
Sales of loans	(47,623)	(18,722)
Change in undisbursed loan funds, net	(43,436)	(246,814)
Charge-offs	(783)	(1,608)
Change in mark-to-market discounts from acquisitions	1,632	2,587
Transfer to other real estate owned	(360)	(996)
Net increase in gross loans	304,659	155,821
Ending balance gross loans	$1,547,911	$1,142,015

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	September 30, 2014
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	1,042	$534,428	4.98%	1.13
Over 1 Year to 3 Years	152	171,117	4.53%	29.93
Over 3 Years to 5 Years	319	405,329	4.74%	48.80
Over 5 Years to 7 Years	62	127,381	4.67%	96.83
Over 7 Years to 10 Years	16	14,928	4.70%	106.46
Total adjustable	1,591	1,253,183	4.81%	28.78
Fixed	894	294,728	5.49%
Total	2,485	$1,547,911	4.93%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At September 30, 2014, loans delinquent 30 or more days as a percentage of total gross loans was 0.03%, down from 0.17% at December 31, 2013 and 0.09% at September 30, 2013.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)

At September 30, 2014
Business loans:
SBA	-	-	1	43	-	-	1	43
Real estate loans:
One-to-four family	1	20	-	-	6	343	7	363
Total	1	$20	1	$43	6	$343	8	$406
Delinquent loans to total gross loans		0.00%		0.00%		0.02%		0.03%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	-	$-	1	$446	3	$1,214
SBA	-	-	-	-	1	14	1	14
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	560	2	560
One-to-four family	3	71	-	-	4	123	7	194
Other	3	130	-	-	-	-	3	130
Total	8	$969	-	$-	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		0.00%		0.09%		0.17%

At September 30, 2013
Business loans:
Commercial and industrial	1	$163	2	$79	-	$-	3	$242
SBA	-	-	1	129	1	14	2	143
Real estate loans:
Commercial non-owner occupied	2	559	-	-	-	-	2	559
One-to-four family	-	-	-	-	3	97	3	97
Other	1	2	1	6	-	-	2	8
Total	4	$724	4	$214	4	$111	12	$1,049
Delinquent loans to total gross loans		0.06%		0.02%		0.01%		0.09%

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

Our ALLL at September 30, 2014 was $10.8 million, up from $8.2 million at December 31, 2013 and $8.0 million at September 30, 2013.  At September 30, 2014, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	September 30, 2014			December 31, 2013			September 30, 2013
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$3,375	0.94%	23.3%	$1,968	1.05%	15.0%	$2,801	1.61%	15.2%
Commercial owner occupied	1,856	0.78%	15.4%	1,818	0.82%	17.8%	1,519	0.68%	19.5%
SBA	445	2.17%	1.3%	151	1.42%	0.9%	50	0.77%	0.6%
Warehouse facilities	494	0.46%	7.0%	392	0.45%	7.0%	225	0.46%	4.3%
Real estate loans:
Commercial non-owner occupied	1,901	0.53%	23.0%	1,658	0.50%	26.9%	1,403	0.46%	26.7%
Multi-family	1,011	0.39%	17.0%	817	0.35%	18.8%	506	0.23%	19.2%
One-to-four family	815	0.65%	8.1%	1,099	0.76%	11.7%	1,174	0.77%	13.4%
Construction	775	1.15%	4.3%	136	1.04%	1.0%	121	4.27%	0.2%
Land	72	1.18%	0.4%	127	1.67%	0.6%	147	1.99%	0.6%
Other Loans	23	0.65%	0.2%	34	0.89%	0.3%	48	1.27%	0.3%
Total	$10,767	0.70%	100.0%	$8,200	0.66%	100.0%	$7,994	0.70%	100.0%

The ALLL as a percent of nonaccrual loans was 604.2% at September 30, 2014, up from 364.3% at December 31, 2013, but down from 693.3% at September 30, 2013.  At September 30, 2014, the ratio of ALLL to total gross loans was 0.70%, up from 0.66% at December 31, 2013, and equal to the ratio at September 30, 2013.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.85% at September 30, 2014, down from 0.93% at December 31, 2013 and 1.06% at September 30, 2013.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Balance, beginning of period	$9,733	$7,994	$8,200	$7,994
Provision for loan losses	1,284	646	3,263	1,264
Charge-offs:
Business loans:
Commercial and industrial	(99)	(233)	(223)	(291)
Commercial owner occupied	-	(163)	-	(163)
SBA	-	(11)	-	(16)
Real estate:
Commercial non-owner occupied	-	-	(365)	(757)
Multi-family	-	(90)	-	(101)
One-to-four family	(183)	(263)	(195)	(273)
Other loans	-	(1)	-	(7)
Total charge-offs	(282)	(761)	(783)	(1,608)
Recoveries :
Business loans:
Commercial and industrial	12	86	33	107
SBA	1	7	4	51
Real estate:
One-to-four family	2	1	32	45
Other loans	17	21	18	141
Total recoveries	32	115	87	344
Net loan charge-offs	(250)	(646)	(696)	(1,264)
Balance at end of period	$10,767	$7,994	$10,767	$7,994

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.07%	0.25%	0.07%	0.17%
Allowance for loan losses to gross loans at end of period	0.70%	0.70%	0.70%	0.70%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies.  Investment securities available for sale totaled $282.2 million at September 30, 2014, up $26.1 million or 10.2% from December 31, 2013, but down $644,000 or 0.2% from September 30, 2013.  The increase in securities available for sale from December 31, 2013 was primarily related to purchases of $135.6 million and an increase in unrealized value on these securities of $5.4 million, partially offset by sales of $91.4 million and principal pay downs of $21.5 million.  The purchase of investment securities was primarily due to investing excess liquidity, while the sales were made to help fund loan production and to improve our interest-earning asset mix by redeploying investment funds into loans.  At September 30, 2014, the end of period yield on investment securities was 1.97%, down from 2.21% at December 31, 2013, and 2.12% from September 30, 2013.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	September 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$97,358	$1,495	$(268)	$98,585
Mortgage-backed securities	184,701	180	(1,264)	183,617
Total securities available for sale	$282,059	$1,675	$(1,532)	$282,202

	December 31, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	$261,318	$609	$(5,838)	$256,089

	September 30, 2013
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$9	$-	$82
Municipal bonds	95,971	709	(1,795)	94,885
Mortgage-backed securities	191,282	182	(3,585)	187,879
Total securities available for sale	$287,326	$900	$(5,380)	$282,846

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	September 30, 2014
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	0.00%	$12,877	1.19%	$42,379	1.93%	$43,329	2.52%	$98,585	2.09%
Mortgage-backed securities	-	0.00%	-	0.00%	30,394	1.73%	153,223	1.86%	183,617	1.84%
Total investment securities available for sale	-	0.00%	12,877	1.19%	72,773	1.85%	196,552	2.00%	282,202	1.92%
Stock:
FHLB	9,156	0.00%	-	0.00%	-	0.00%	-	0.00%	9,156	0.00%
Federal Reserve Bank and other	9,487	5.39%	-	0.00%	-	0.00%	-	0.00%	9,487	5.39%
Total stock	18,643	2.74%	-	0.00%	-	0.00%	-	0.00%	18,643	2.74%
Total securities	$18,643	2.74%	$12,877	1.19%	$72,773	1.85%	$196,552	2.00%	$300,845	1.97%

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

During the quarter ended September 30, 2014, there were OTTI recoveries of $5,000, compared to a net $16,000 OTTI charge during the same period last year.

Securities with OTTI credit losses recognized in noninterest income and associated OTTI non-credit losses recognized in accumulated other comprehensive loss during the periods indicated were as follows:

	Three Months Ended				Three Months Ended
	September 30, 2014				September 30, 2013

Rating	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
C	-	$-	$-	$-	7	$-	$11	$-
D	-	-	-	-	5	-	5	-
Various	12	-	(5)	-	-	-	-	-
Total	12	$-	$(5)	$-	12	$-	$16	$-

	Nine Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2013

Rating	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)	Number	Fair Value	OTTI Credit Loss (Recovery)	Non Credit Gain in Accumulated Other Comprehensive Income (AOCI)
(dollars in thousands)
Caa2	-	$-	$-	$-	1	$-	$(11)	$-
C	-	-	-	-	7	-	11	-
D	-	-	-	-	7	-	(19)	-
Various	13	-	(28)	-	-	-	-	-
Total	13	$-	$(28)	$-	15	$-	$(19)	$-

There was no OTTI credit loss for any single debt security for the nine months ended September 30, 2014, compared to the largest OTTI credit loss for any single debt security of $32,000 for the nine months ended September 30, 2013.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

At September 30, 2014, nonperforming assets totaled $2.5 million or 0.12% of total assets, down from $3.4 million or 0.20% of total assets at December 31, 2013, but up from $2.3 million or 0.15% of total assets at September 30, 2013.  At September 30, 2014, nonperforming loans decreased $469,000 and OREO decreased $434,000 from December 31, 2013 and nonperforming loans increased $629,000 and OREO decreased $434,000 from September 30, 2013.

The following table sets forth our composition of nonperforming assets at the dates indicated:

	September 30,	December 31,	September 30,
	2014	2013	2013
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$-	$-	$78
Commercial owner occupied	528	747	-
SBA	-	14	142
Real estate:
Commercial non-owner occupied	882	983	437
One-to-four family	372	507	496
Total nonaccrual loans	1,782	2,251	1,153
Other real estate owned:
Commercial owner occupied	-	-	245
Land	752	1,186	941
Total other real estate owned	752	1,186	1,186
Total nonperforming assets, net	$2,534	$3,437	$2,339

Allowance for loan losses	$10,767	$8,200	$7,994
Allowance for loan losses as a percent of total nonperforming loans	604.21%	364.28%	693.32%
Nonperforming loans as a percent of gross loans	0.12%	0.18%	0.10%
Nonperforming assets as a percent of total assets	0.12%	0.20%	0.15%

Liabilities and Stockholders’ Equity

Total liabilities were $1.8 billion at September 30, 2014, compared to $1.5 billion at December 31, 2013 and $1.4 billion at September 30, 2013.  The increase of $297.4 million or 19.3% from the year ended December 31, 2013 was predominately related to increases in deposits of $237.2 million and subordinated debentures of $60.0 million.  The increase of $438.5 million from September 30, 2013 was primarily due to an increase in deposits of $259.3 million, FHLB advances and other borrowings of $109.1 million and subordinated debentures of $60.0 million.

Deposits.  At September 30, 2014, total deposits were $1.54 billion, up $237.2 million or 18.2% from December 31, 2013 and up $259.3 million or 20.2% from September 30, 2013.

The increase in deposits since year-end 2013 included increases in certificates of deposit of $109.4 million, money market deposits of $61.1 million, noninterest bearing checking deposits of $58.4 million and interest-bearing checking deposits of $9.3 million.  After not having held brokered deposits for several years, during the third quarter of 2014, the Company added $50.3 million in brokered deposits that have an average maturity of 18 months and a weighted average interest rate of 0.65% which lengthens the overall maturity of the Company’s liabilities and supports its interest rate risk management strategies.

The increase in deposits from the year-ago third quarter included increases in certificates of deposit of $138.0 million, including the above mentioned $50.3 million raised in brokered deposits, noninterest bearing checking of $61.6 million, money market of $41.8 million and interest-bearing checking of $23.5 million, partially offset by a decrease in savings of $ 5.5 million.

The total weighted average cost of deposits at September 30, 2014 was 0.36%, up from 0.33% at December 31, 2013, and up from 0.30% at September 30, 2013.

At September 30, 2014, our gross loan to deposit ratio was 100.3%, up from 95.2% at December 31, 2013 and 88.9% at September 30, 2013.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	September 30, 2014			December 31, 2013			September 30, 2013
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$425,166	27.5%	0.00%	$366,755	28.1%	0.00%	$363,606	28.3%	0.00%
Interest-bearing deposits:
Checking	130,221	8.4%	0.12%	120,886	9.3%	0.11%	106,740	8.3%	0.11%
Money market	488,677	31.7%	0.31%	427,577	32.7%	0.29%	446,885	34.8%	0.29%
Savings	75,373	4.9%	0.14%	76,412	5.8%	0.14%	80,867	6.3%	0.15%
Time deposit accounts:
Less than 1.00%	191,892	12.4%	0.60%	120,583	9.2%	0.39%	152,820	11.9%	0.42%
1.00-1.99	219,583	14.2%	1.06%	181,046	13.9%	1.06%	119,450	9.3%	1.09%
2.00-2.99	11,105	0.7%	2.85%	11,503	0.8%	2.83%	12,037	0.9%	2.82%
3.00-3.99	706	0.1%	3.20%	795	0.1%	3.28%	874	0.1%	3.29%
4.00-4.99	3	0.0%	4.93%	2	0.0%	4.93%	142	0.0%	4.30%
5.00 and greater	740	0.1%	5.24%	727	0.1%	5.25%	713	0.1%	5.26%
Total time deposit accounts	424,029	27.5%	0.91%	314,656	24.1%	0.88%	286,036	22.3%	0.82%
Total interest-bearing deposits	1,118,300	72.5%	0.50%	939,531	71.9%	0.45%	920,528	71.7%	0.42%
Total deposits	$1,543,466	100.0%	0.36%	$1,306,286	100.0%	0.33%	$1,284,134	100.0%	0.30%

Borrowings.  At September 30, 2014, total borrowings amounted to $265.9 million, up $51.5 million or 24.0% from December 31, 2013 and up $169.1 million or 174.7% from September 30, 2013.

On August 29, 2014, the Corporation completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction.  The net proceeds of the offering were approximately $59 million and are to be used for general corporate purposes, including, but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise.  Toward the end of the third quarter of 2014, we locked in borrowings from the FHLB of $25.0 million at 60 basis points for 18 months and $25.0 million at 84 basis points for 2 years.  These borrowings replaced our FHLB overnight borrowings and also lengthen the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth.  Additionally, during 2014, repurchase agreement debt related to our HOA business decreased $2.5 million to $16.1 million.  This repurchase agreement debt was offered as a service to certain HOA depositors as added protection for deposit amounts above FDIC insurance levels.  At September 30, 2014, total borrowings represented 13.1% of total assets and had an end of period weighted average cost of 1.93%, compared with 12.5% of total assets at a weighted average cost of 0.63% at December 31, 2013 and 6.2% of total assets at a weighted average cost of 1.32% at September 30, 2013.  At September 30, 2014, total borrowings were comprised of the following:

·	Overnight FHLB advances of $100.0 million at 0.07%;

·	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

·	One 18 month fixed FHLB advance of $25.0 million at 0.60% due March 16, 2016, and one 24 month fixed FHLB advance of $25.0 million at 0.84% due September 15, 2016;

·
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10.0 million due in February 2018 and $18.5 million due in September 2018.  These agreements are secured by government sponsored entity MBS securities with a par value of $34.1 million and a fair value of $35.5 million;

·
HOA reverse repurchase agreements totaling $16.1 million at a weighted average rate of 0.01% and secured by of government sponsored entity MBS securities with a par value of $29.3 million and a fair value of $30.0 million; and

·
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 2.98% due April 7, 2034.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$150,000	0.29%	$156,000	0.06%	$35,000	0.11%
Reverse repurchase agreements	45,561	2.09%	48,091	1.98%	51,474	1.81%
Subordinated debentures	70,310	5.34%	10,310	2.99%	10,310	3.02%
Total borrowings	$265,871	1.93%	$214,401	0.63%	$96,784	1.32%

Weighted average cost of borrowings during the quarter	1.32%		1.01%		1.66%
Borrowings as a percent of total assets	13.1%		12.5%		6.2%

Stockholders’ Equity.  Total stockholders’ equity was $197.9 million as of September 30, 2014, up from $175.2 million at December 31, 2013 and $171.2 million at September 30, 2013.  The current year increase of $22.6 million in stockholders’ equity was primarily related to net income for the first nine months of 2014 of $12.7 million, equity consideration for the acquisition of IFH of $9.0 million, and favorable change in accumulated other comprehensive income of $3.2 million, partially offset by the repurchase of the Company’s common stock of $2.8 million.  The increase of $26.7 million from September 30, 2013 was primarily related to net income over the period of $16.9 million, the Corporation’s stock issued to IFH shareholders as part of the acquisition consideration of $9.0 million for IFH, and a favorable change in accumulated other comprehensive income of $2.7 million, partially offset by the repurchase of the Company’s common stock of $2.8 million.

Our book value per share increased to $11.59 at September 30, 2014, up from $10.52 at December 31, 2013 and $10.28 at September 30, 2013.  At September 30, 2014, the Company’s tangible common equity to tangible assets ratio was 8.43%, down from 8.94% at December 31, 2013, and 9.51% at September 30, 2013.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	September 30,	December 31,	September 30,
	2014	2013	2013

Total stockholders' equity	$197,857	$175,226	$171,154
Less: Intangible assets	(28,817)	(24,056)	(24,309)
Tangible common equity	$169,040	$151,170	$146,845

Total assets	$2,034,248	$1,714,187	$1,569,020
Less: Intangible assets	(28,817)	(24,056)	(24,309)
Tangible assets	$2,005,431	$1,690,131	$1,544,711

Tangible common equity ratio	8.43%	8.94%	9.51%

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

Our primary sources of funds generated during the first nine months of 2014 were from:

·	Net increase of $237.2 million in deposit accounts;
·	Proceeds of $229.9 million from the sale and principal payments on loans held for investment;
·	Proceeds of $91.9 million from the sale of securities available for sale;
·	Net proceeds from subordinated debt offering of $58.8 million; and
·	Principal payments of $21.5 million from securities available for sale.

We used these funds to:

·	Purchase and originate loans held for investment of $495.1 million;
·	Purchase securities available for sale of $129.6 million;
·	Repay FHLB advances and other borrowings of $76.1 million; and
·	Acquire IFH for cash proceeds of $7.8 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At September 30, 2014, cash and cash equivalents totaled $103.6 million and the market value of our investment securities available for sale totaled $282.2 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, Federal Funds lines, the Federal Reserve’s lending programs and loan sales.  As of September 30, 2014, the maximum amount we could borrow through the FHLB was $863.1 million, of which $532.3 million was available for borrowing based on collateral pledged of $605.0 million in real estate loans.  At September 30, 2014, we had $150.0 million in FHLB borrowings against that available balance.  At September 30, 2014, we also had unsecured lines of credit aggregating $85.3 million, which consisted of $82.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank.  At September 30, 2014, $1.0 million was drawn against these unsecured lines of credit.  For the quarter ended September 30, 2014, our average liquidity ratio was 14.69%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2014 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At September 30, 2014, we had $50.3 million in brokered time deposits.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders.  The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  For the nine months ending September 30, 2014, the Company has repurchased 262,897 shares of its common stock for $2.8 million under the repurchase plan.  Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	September 30, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$100,000	$50,000	$-	$-	$150,000
Other borrowings	17,061	-	28,500	-	45,561
Subordinated debentures	-	-	-	70,310	70,310
Certificates of deposit	292,968	127,527	2,926	608	424,029
Operating leases	3,025	4,981	3,387	1,106	12,499
Total contractual cash obligations	$413,054	$182,508	$34,813	$72,024	$702,399

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of September 30, 2014, we had commitments to extend credit on existing lines and letters of credit of $327.6 million, compared to $337.2 million at December 31, 2013 and $333.6 million at September 30, 2013.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	September 30, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$69,885	$23,700	$8,363	$56,680	$158,628
Warehouse facilities	-	-	-	99,697	99,697
Construction	26,799	24,682	-	-	51,481
Home equity lines of credit	114	1,680	50	10,639	12,483
Standby letters of credit	4,118	-	-	20	4,138
All other	1,031	530	6	714	2,281
Total other commitments	$101,947	$50,592	$8,419	$167,750	$328,708

Regulatory Capital Compliance

The Corporation and the Bank are subject to risk-based capital regulations which quantitatively measure capital against risk-weighted assets, including certain off-balance sheet items.  These regulations define the elements of the Tier 1 and Tier 2 components of total capital and establish minimum ratios of 4% for Tier 1 capital and 8% for total capital for capital adequacy purposes.  Supplementing these regulations is a leverage requirement.  This requirement establishes a minimum leverage ratio (at least 3% or 4%, depending upon an institution’s regulatory status) which is calculated by dividing Tier 1 capital by adjusted quarterly average assets (after deducting goodwill).  In addition, the Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) which imposes a number of mandatory supervisory measures.  Among other matters, FDICIA established five capital categories, ranging from “well capitalized” to “critically under capitalized.”  Such classifications are used by regulatory agencies to determine a bank’s deposit insurance premium and approval of applications authorizing institutions to increase their asset size or otherwise expand business activities or acquire other institutions.  Under FDICIA, a “well capitalized” bank must maintain minimum leverage, Tier 1 and total capital ratios of 5%, 6% and 10%, respectively.  The Federal Reserve applies comparable tests for bank holding companies.  At September 30, 2014, the Bank and the Corporation, respectively, exceeded the requirements for “well capitalized” institutions under the tests pursuant to FDICIA and of the Federal Reserve.

For regulatory capital purposes, subject to applicable limitations, the issuance of $60 million of subordinated notes during the third quarter of 2014 qualifies as Tier 2 capital for the Company.  During August 2014, the Company contributed $40 million of the proceeds from the offering to the Bank, which enhanced the Bank’s regulatory capital ratios.

The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At September 30, 2014

Tier 1 Capital (to adjusted tangible assets)
Bank	$216,185	11.48%	$75,302	4.00%	$94,128	5.00%
Consolidated	178,727	9.50%	75,217	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	216,185	12.77%	67,726	4.00%	101,589	6.00%
Consolidated	178,727	10.53%	67,914	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	227,270	13.42%	135,452	8.00%	169,315	10.00%
Consolidated	249,812	14.71%	135,828	8.00%	N/A	N/A

At December 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$160,473	10.03%	$64,025	4.00%	$80,031	5.00%
Consolidated	163,105	10.29%	63,431	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	160,473	12.34%	52,021	4.00%	78,031	6.00%
Consolidated	163,105	12.54%	52,046	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	168,673	12.97%	104,042	8.00%	130,052	10.00%
Consolidated	171,305	13.17%	104,092	8.00%	N/A	N/A

At September 30, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$155,832	10.02%	$62,201	4.00%	$77,751	5.00%
Consolidated	158,309	10.19%	62,167	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	155,832	13.28%	46,936	4.00%	70,404	6.00%
Consolidated	158,309	13.48%	46,966	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	163,827	13.96%	93,873	8.00%	117,341	10.00%
Consolidated	166,303	14.16%	93,933	8.00%	N/A	N/A

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

The Company is not involved in any other material pending legal proceedings.

Item 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2013 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

2.1	Agreement and Plan of Reorganization, dated as of October 21, 2014, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and Independence Bank.(1)
4.1	Issuing and Paying Agency Agreement, dated August 29, 2014, between Pacific Premier Bancorp, Inc. and U.S. Bank National Association, as the issuing and paying agent.(2)
4.2	Form of Global 5.75% Subordinated Note due 2024.(2)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2014 (File No. 141166781).
(2)	Incorporated by reference from the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014 (File No. 141076730.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

November 6, 2014	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

November 6, 2014	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document