Form 10-K
period 2014-12-31
PACIFIC PREMIER BANCORP INC
filed 2015-03-16
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	[ ]		Accelerated filer	[ X ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [__] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, was approximately $231,634,823 and was based upon the last sales price as quoted on the NASDAQ Stock Market as of June 30, 2014, the last business day of the most recently completed second fiscal quarter.

As of March 11, 2015, the Registrant had 21,384,597 shares outstanding.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

·	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

·	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

·	Inflation/deflation, interest rate, market and monetary fluctuations;

·	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

·	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

·	Technological and social media changes;

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

Overview

We are a California-based bank holding company incorporated in 1997 in the State of Delaware and a registered banking holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”).  Our wholly owned subsidiary, Pacific Premier Bank, is a California state-chartered commercial bank.  The Bank was founded in 1983 as a state-chartered thrift and subsequently converted to a federally chartered thrift in 1991.  The Bank converted to a California-chartered commercial bank and became a Federal Reserve member in March of 2007.  The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member bank of the FHLB System.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount currently allowable under federal law.  The Bank is currently subject to examination and regulation by the Federal Reserve Bank (“FRB”), the California Department of Business Oversight (“DBO”) and the FDIC.

We are a growth company keenly focused on building shareholder value through consistent earnings and creating franchise value.  Our growth is derived both organically and through acquisitions of financial institutions and lines of business that complement our business banking strategy.  The Bank’s primary target market is small and middle market businesses.

We primarily conduct business throughout California from our 16 full-service depository branches in the counties of Los Angeles, Orange, Riverside, San Bernardino and San Diego.  These depository branches are located in the cities of Corona, Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert, Palm Springs, Riverside, San Bernardino, San Diego, Seal Beach and Tustin, California.  Our corporate headquarters are located in Irvine, California.

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations.  Additionally, we provide certain banking services nationwide.  Through our Home Owners’ Association (“HOA”) Banking unit, we provide customized cash management, electronic banking services and credit facilities to HOAs and HOA management companies nationwide.  Through our U.S. Small Business Administration (“SBA”) Lending unit, we provide entrepreneurs and small business owners access to loans needed for working capital and continued growth.  In addition, we expanded our commercial banking platform as a result of our acquisition of Infinity Franchise Holdings, LLC (“Infinity Holdings”) and its primary operating subsidiary, Infinity Franchise Capital (“IFC” and together with Infinity Holdings, “Infinity”), in January 2014.  Infinity was a specialty, nationwide lender to franchisees in the quick service restaurant (“QSR”) industry.  Following the acquisition of Infinity Holdings, we began offering loans and other services to franchisees in the QSR industry through our Franchise Lending unit.

Through our branches and our Internet website at www.ppbi.com, we offer a broad array of deposit products and services, including checking, money market and savings accounts, cash management services, electronic banking services, and on-line bill payment.  We also offer a wide array of loan products, such as commercial business loans, lines of credit, SBA loans, warehouse credit facilities, commercial real estate loans, residential home loans, construction loans and consumer loans.  At December 31, 2014, we had consolidated total assets of $2.0 billion, net loans of $1.6 billion, total deposits of $1.6 billion, and consolidated total stockholders’ equity of $199.6 million.  At December 31, 2014, the Bank was considered a “well-capitalized” financial institution for regulatory capital purposes.

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PPBI.”  There are 25.0 million authorized shares of the Corporation’s common stock, with 16.9 million shares outstanding as of December 31, 2014, which increased to 21.4 million upon the closing of the acquisition of Independence Bank in January of 2015, which is described below under “Recent Developments.”  The Corporation has an additional 1.0 million authorized shares of preferred stock, none of which have been issued to date.

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

Recent Developments - Acquisition of Independence Bank

On October 22, 2014, the Company announced that it had entered into a definitive agreement to acquire Independence Bank, a Newport Beach, California, based state-chartered bank with six branches located in Orange County and Riverside County.  This transaction will strengthen the Company’s competitive position as one of the premier banks headquartered in Southern California.  The acquisition was completed on January 26, 2015, whereby we acquired $424.0 million in total assets, $334.7 million in loans and $336.1 million in total deposits.  This transaction allowed us to acquire a commercial banking franchise in our backyard.  The Independence Bank branch locations will connect our existing footprint between Orange County and the broader Coachella Valley and represents an important element of our strategic growth plan by providing meaningful operational scale in our core markets.  The acquisition also allows us to deploy a portion of our current capital base into a compelling investment which we anticipate will produce attractive returns for shareholders.  Under the terms of the merger agreement, each share of Independence Bank common stock was converted into the right to receive $13.75 per share in cash or 0.9259 shares of Company common stock, or a combination thereof, subject to the overall requirement that approximately 10% of the consideration will be in the form of cash and approximately 90% will be in the form of Company common stock.  The value of the total deal consideration was $78.5 million, which includes $6.1 million of cash consideration for Independence Bank common stockholders, $1.5 million of aggregate cash consideration to the holders of Independence Bank stock options and warrants, and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Company’s common stock on January 26, 2015 of $15.83 per share.

Our Strategic Plan

    Our strategic plan is focused on generating organic growth through our high performing sales culture.  Additionally, we seek to grow through mergers and acquisitions of California based banks and the acquisition of lines of business that complement our business banking strategy.

    Our two key operating strategies are summarized as follows:

·
Expansion through Organic Growth.  Over the past several years, we have developed a high performing sales culture that places a premium on business bankers that have the ability to consistently generate new business.  Business unit managers that possess in-depth product knowledge and expertise in their respective lines of business systematically manage the business development efforts through the use of sales and relationship management technology tools.

·
Expansion through Acquisitions.  Our acquisition strategy is twofold; first we seek to acquire whole banks within the State of California to expand geographically and/or to consolidate in our existing markets, and second we seek to acquire lines of business that will complement our existing business banking strategy.  We have completed six acquisitions since 2010: Canyon National Bank (“CNB”) (FDIC-assisted, geographic expansion, closed February 2011), Palm Desert National Bank (“PDNB”) (FDIC-assisted, in market consolidation, closed April 2012), First Associations Bank (“FAB”) (open bank, nationwide HOA line of business, closed March 2013), San Diego Trust Bank (“SDTB”) (open bank, geographic expansion, closed June 2013), Infinity (nationwide lender to franchisees in the QSR industry, closed January 2014) and Independence Bank (open bank, geographic expansion, closed January 2015).  We will continue to pursue acquisitions of open banks, FDIC-assisted transactions and other non-depository businesses that meet our criteria, though there can be no assurances that we will identify or consummate any such acquisitions, and if we do, that any or all of those acquisitions will produce the intended results.

Lending Activities

General.  In 2014, we maintained our commitment to a high level of credit quality in our lending activities.  We further diversified our loan portfolio with our acquisition of Infinity and our associated entry into franchise lending nationwide.  Identifying an opportunity in an underserved market, we also selectively extended construction financing for residential family dwellings and commercial retail properties.  Our core lending business continues to focus on meeting the financial needs of local businesses and their owners.  To that end, the Company offers a full complement of flexible and structured loan products tailored to meet the diverse needs of our customers.

During 2014, we made or purchased loans to borrowers secured by real property and business assets located principally in California, our primary market area.  We made select loans, primarily QSR franchise loans, SBA guaranteed loans and loans to HOAs, throughout the United States.  We emphasize relationship lending and focus on generating loans with customers who also maintain full depository relationships with us.  These efforts assist us in establishing and expanding depository relationships consistent with the Company’s strategic direction.  We maintain an internal lending limit below our $65.0 million legal lending limit for secured loans and $39.0 million for unsecured loans as of December 31, 2014.  Historically, we have managed loan concentrations by selling certain loans, primarily commercial non-owner occupied CRE and multi-family residential loan production.  Although in recent periods we have focused on selling the guaranteed portion of SBA loans due to the attractive premiums in the market which gains on sale increase our noninterest income.  Other types of loan sales remain a strategic option for us.

During 2014, we originated $274.4 million of commercial and industrial (“C&I”) loans, $144.9 million of construction loans, $88.7 million of non-owner occupied CRE loans, $69.6 million of SBA loans, $32.6 million of multi-family real estate loans, $26.1 million of owner occupied CRE loans, $7.2 million of warehouse facilities, and $4.7 million of single family real estate loans and other loans; and we purchased $151.9 million of loans including $78.8 million acquired from Infinity.  At December 31, 2014, we had $1.6 billion in total gross loans outstanding.

Commercial and Industrial Lending.  We originate C&I loans secured by business assets including inventory, receivables, machinery and equipment to businesses located in our primary market area and for franchise loans to QSRs nationwide.  Loan types include revolving lines of credit, term loans, seasonal loans and loans secured by liquid collateral such as cash deposits or marketable securities.  We also issue letters of credit on behalf of our customers, backed by loans or deposits with the Company.  At December 31, 2014, C&I loans totaled $428.2 million, constituting 26.3% of our gross loans, and we had commitments to extend additional credit on C&I loans of $140.1 million.

Commercial Owner-Occupied Business Lending.  We originate and purchase loans secured by owner-occupied CRE, such as small office and light industrial buildings, and mixed-use commercial properties located predominantly in California.  We also make loans secured by special purpose properties, such as gas stations and churches.  Pursuant to our underwriting policies, owner-occupied CRE loans may be made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the collateral property.  Loans are generally made for terms up to 25 years with amortization periods up to 25 years.  At December 31, 2014, we had $211.0 million of owner-occupied CRE secured loans, constituting 13.0% of our gross loans.

SBA Lending.  We are approved to originate loans under the SBA’s Preferred Lenders Program (“PLP”).  The PLP lending status affords us a higher level of delegated credit autonomy, translating to a significantly shorter turnaround time from application to funding, which is critical to our marketing efforts.  We originate loans nationwide under the SBA’s 7(a), Express, Patriot Express, International Trade and 504 loan programs, in conformity with SBA underwriting and documentation standards.  The guaranteed portion of the 7(a) loans is typically sold on the secondary market.  At December 31, 2014, we had $28.4 million of SBA loans, constituting 1.7% of our gross loans.

Warehouse Repurchase Facilities.  We provide warehouse repurchase facilities for qualified mortgage bankers operating principally in California.  These facilities provide short-term funding for one-to-four family mortgage loans via a mechanism whereby the mortgage banker sells us closed loans on an interim basis, to be repurchased in conjunction with the sale of each loan on the secondary market.  We carefully underwrite and monitor the financial strength and performance of all counterparties to the transactions, including the mortgage bankers, secondary market participants and closing agents.  We generally purchase only conforming/conventional (Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”)) and government guaranteed (Federal Housing Administration (“FHA”), Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”)) credits, and only after thorough due diligence including sophisticated fraud checks.  At December 31, 2014, warehouse loans totaled $113.8 million constituting 7.0% of our gross loans, and we had commitments to extend additional warehouse credit of $105.1 million.

Commercial Non-Owner Occupied Real Estate Lending.  We originate and purchase loans that are secured by CRE, such as retail centers, small office and light industrial buildings, and mixed-use commercial properties that are not occupied by the borrower and are located predominantly in California.  We also make loans secured by special purpose properties, such as hotels and self-storage facilities.  Pursuant to our underwriting practices, non-owner CRE loans may be made in amounts up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  We consider the net operating income of the property and typically require a stabilized debt service coverage ratio of at least 1.20:1, based on the qualifying loan interest rate.  Loans are generally made for terms from 10 years up to 25 years with amortization periods up to 25 years.  At December 31, 2014, we had $359.2 million of non-owner occupied CRE secured loans, constituting 22.1% of our gross loans.

Multi-family Residential Lending.  We originate and purchase loans secured by multi-family residential properties (five units and greater) located predominantly in California.  Pursuant to our underwriting practices, multi-family residential loans may be made in an amount up to 75% of the lesser of the appraised value or the purchase price of the collateral property.  In addition, we generally require a stabilized minimum debt service coverage ratio of at least 1.15:1, based on the qualifying loan interest rate.  Loans are made for terms of up to 30 years with amortization periods up to 30 years.  At December 31, 2014, we had $263.0 million of multi-family real estate secured loans, constituting 16.1% of our gross loans.

One-to-Four Family Real Estate Lending.  Although we do not originate first lien single family mortgages, we occasionally purchase such loans to diversify our portfolio.  Our portfolio of one-to-four family loans at December 31, 2014 totaled $122.8 million, constituting 7.5% of our gross loans, of which $113.6 million consists of loans secured by first liens on real estate and $9.2 million, consists of loans secured by second or junior liens on real estate.

Construction Lending.  We originate loans for the construction of 1-4 family and multi-family residences and CRE properties in our market area.  We concentrate our efforts on single homes and very small infill projects in established neighborhoods where there is not abundant land available for development.  Pursuant to our underwriting practices, construction loans may be made in an amount up to the lesser of 80% of the completed value of or 85% of the cost to build the collateral property.  Loans are made solely for the term of construction, generally less than 24 months.  We require that the owner’s equity is injected prior to the funding of the loan.  At December 31, 2014, construction loans totaled $89.7 million constituting 5.5% of our gross loans, and had commitments to extend additional construction credit of $73.0 million.

Land Loans.  We occasionally originate land loans located predominantly in California for the purpose of facilitating the ultimate construction of a home or commercial building.  We do not originate loans to facilitate the holding of land for speculative purposes.  At December 31, 2014, land loans totaled $9.1 million constituting 0.6% of our gross loans.

Other Loans.  We originate a limited number of consumer loans, generally for banking customers only, which consist primarily of home equity lines of credit, savings account loans and auto loans.  Before we make a consumer loan, we assess the applicant’s ability to repay the loan and, if applicable, the value of the collateral securing the loan.  At December 31, 2014, we had $3.3 million in other loans that represented 0.2% of our gross loans.

Interest Rates on Our Loans.  We employ a risk-based pricing strategy on all loans that we fund.  The interest rates, fees and loan structures of our loans vary based on a number of factors, including the degree of credit risk, size, maturity of the loan, a borrower’s business or property management expertise, and prevailing market rates for similar types of loans, as well as the deposit balances the borrower maintains with us.  Adjustable rate C&I, SBA and construction loans are typically priced based on a margin over the Prime rate, while warehouse repurchase facilities are priced over the London Inter-Bank Offered Rate (“LIBOR”).  CRE loans are typically 3, 5 or 7 year fixed rate hybrid adjustable-rate loans and are based on one of several interest rate indices.  HOA loans are typically 5, 7, or 10 year fixed rate loans that are fully amortizing.  Many of the C&I loans and substantially all of the non-owner occupied CRE loans originated by the Company in 2014 had minimum interest rates, or floor rates, below which the rate charged may not be reduced regardless of further reductions in the underlying interest rate index.  Substantially all of our non-owner occupied CRE loans also include prepayment penalties.

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

In our warehouse repurchase facilities, performance is generally driven by the routine operation of the secondary market for one-to-four family mortgage loans.  Primary risks include:

·	The financial and operational health of the Government Sponsored Enterprise (“GSE”) agencies (FNMA and FHLMC);
·	The ongoing commitment of U.S. Government agencies (FHA, VA and USDA) to the one-to-four family mortgage market;
·	Major interest rate shocks; and
·	Widespread loan fraud on the part of one of our counterparties.

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

In our construction loans, collectability and the liquidation values of collateral properties may be adversely affected by risks generally related to consumers (for SFR construction loans) or incidental to interests in real property (for CRE construction loans), such as:

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

We attempt to mitigate these risks through sound and prudent underwriting practices, as well as a proactive loan review process and our risk management practices.  See “Underwriting and Approval Authority for Our Loans” immediately below.  We will not extend credit to any one borrower that is in excess of regulatory limits.

Underwriting and Approval Authority for Our Loans.  Our board of directors establishes our lending policies.  Each loan must meet minimum underwriting criteria established in our lending policies and must be consistent with our overall strategies for yield, interest rate risk, and portfolio concentrations.  The underwriting and quality control functions are managed through our corporate office.  Each loan application is evaluated from a number of underwriting perspectives.  Considerations include historic business cash flows, debt service coverage, loan-to-value ratios of underlying collateral, if any, debt to equity ratios, credit history, business experience, history of business, forecasts of operations, economic conditions, business viability, net worth, and liquidity.  Additionally, for loans secured by real estate, underwriting considerations include property appraised value, loan-to-value ratios, level of debt service coverage utilizing both the actual net operating income and forecasted net operating income and use and condition of the property, as well as the borrower’s liquidity, income, credit history, net worth, and operating experience.  We generally do not offer loans on a limited- or no-documentation basis unless fully secured by cash collateral.

Business loans are generally originated as recourse or with full guarantees from key borrowers or borrower principals.  Loans secured by real estate are likewise generally originated on a full recourse basis.  On loans made to entities, such as partnerships, limited liability companies, corporations or trusts, we typically obtain personal guarantees from the appropriate managing members, major stockholders, trustees or other appropriate principals.  In 2014, substantially all of our loans to entities were originated with full recourse and/or personal guarantees from the principals of the borrowers.

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

Our portfolio management operations are designed to ensure that management and the board of directors has timely and comprehensive information regarding the performance of our loan portfolio.  This information provides an essential leading indicator of potential performance issues prior to loan payment delinquency.  For substantially all of the Company’s non-homogeneous loan portfolio, our portfolio managers collect financial information from borrowers and guarantors in order to conduct a detailed loan review in accordance with our policies, generally annually or more often as appropriate, but in no case less than biennially.  For larger credits, the portfolio managers or other representatives of the Company also visit properties and businesses on a periodic basis to perform inspections of our collateral and associated revenue-generating activities of borrowers.  In conjunction with the loan review process, all loans in the portfolio are assigned a risk grade that, among other purposes, factors into the Company’s allowance for loan and lease loss calculations.

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

Loan Portfolio Composition.  At December 31, 2014, our net loans receivable held for investment totaled $1.6 billion.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated:

	At December 31,
	2014			2013			2012
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$428,207	26.3%	5.3%	$187,035	15.0%	5.0%	$115,354	11.7%	5.3%
Commercial owner occupied (1)	210,995	13.0%	5.1%	221,089	17.8%	5.3%	150,934	15.3%	6.1%
SBA	28,404	1.7%	5.6%	10,659	0.9%	5.9%	6,882	0.7%	6.0%
Warehouse facilities	113,798	7.0%	4.2%	87,517	7.0%	4.1%	195,761	19.9%	4.8%
Real estate loans:
Commercial non-owner occupied	359,213	22.1%	5.0%	333,544	26.9%	5.3%	253,409	25.6%	5.7%
Multi-family	262,965	16.1%	4.6%	233,689	18.8%	4.8%	156,424	15.9%	5.8%
One-to-four family (2)	122,795	7.5%	4.4%	145,235	11.7%	4.4%	97,463	9.9%	4.7%
Construction	89,682	5.5%	5.2%	13,040	1.0%	5.2%	-	0.0%	0.0%
Land	9,088	0.6%	4.8%	7,605	0.6%	4.7%	8,774	0.9%	4.9%
Other loans	3,298	0.2%	6.1%	3,839	0.3%	5.8%	1,193	0.1%	6.2%
Total gross loans	1,628,445	100.0%	4.9%	1,243,252	100.0%	5.0%	986,194	100.0%	5.4%
Less loans held for sale	-			3,147			3,681
Total gross loans held for investment	1,628,445			1,240,105			982,513
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts), net	177			18			(306)
Allowance for loan losses	(12,200)			(8,200)			(7,994)
Loans held for investment, net	$1,616,422			$1,231,923			$974,213

	2011			2010
	Amount	% of Total	Weighted Average Interest Rate	Amount	% of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$86,684	11.7%	5.8%	$42,077	7.5%	6.3%
Commercial owner occupied (1)	152,299	20.6%	6.6%	113,025	20.0%	6.6%
SBA	4,727	0.7%	6.0%	4,088	0.7%	5.9%
Warehouse facilities	67,518	9.1%	5.4%	12,610	2.2%	6.1%
Real estate loans:
Commercial non-owner occupied	164,341	22.2%	6.6%	130,525	22.9%	6.7%
Multi-family	193,830	26.2%	6.0%	243,584	42.9%	6.2%
One-to-four family (2)	60,027	8.1%	5.1%	20,318	3.6%	5.4%
Land	6,438	0.9%	5.8%	-	0.0%	0.0%
Other loans	3,390	0.5%	7.6%	1,417	0.2%	4.5%
Total gross loans	739,254	100.0%	6.1%	567,644	100.0%	6.4%
Less loans held for sale	-			-
Total gross loans held for investment	739,254			567,644
Plus (less) for:
Deferred loan origination costs (fees) and premiums (discounts), net	(665)			(3,227)
Allowance for loan losses	(8,522)			(8,879)
Loans held for investment, net	$730,067			$555,538

(1) Secured by real estate.
(2) Includes second trust deeds.

Loan Portfolio Characteristics.  In general, the Company does not require regular updates of collateral valuations for loans that are not classified as potential problem or problem loans.  However, updated valuations are obtained for collateral securing non-homogeneous loans that are identified as problem loans at least every twenty-four months.  Updated collateral valuations may be required more frequently at the discretion of the Company’s management or for loans identified as impaired in accordance with the Company’s allowance for loan loss (“ALLL”) policy.  Market values may be substantiated by obtaining an appraisal or an appropriate evaluation.  At December 31, 2014, 75% of multi-family, 60% of non-owner occupied CRE loans and 35% of owner occupied CRE loans had current updated collateral valuations within the last 24 months.

The following table sets forth by loan category our average loan size, year to maturity, loan-to-value ratio (the proportion of the principal amount of the loan to the most current market value of the collateral property) and debt coverage ratio (the proportion of the property's annual net operating income to its annual debt service, which includes principal and interest payments) at the date indicated.

	At December 31, 2014
	Average
	Loan Size	Maturity (years)	Loan-to- Value Ratio	Debt Coverage Ratio
	(dollars in thousands)
Business loans:
Commercial and industrial	$456	7	N/A	N/A
Commercial owner occupied	902	16	62%	N/A
SBA	276	20	N/A	N/A
Warehouse facilities	6,018	N/A	N/A	N/A
Real estate loans:
Commercial non-owner occupied	1,371	16	70%	1.72
Multi-family	1,258	25	76%	1.39
One-to-four family	345	25	59%	N/A
Construction	1,135	1	N/A	N/A
Land	505	5	69%	N/A
Other loans	9	18	N/A	N/A

Loan Maturity.  For our CRE and business loans, repayment typically depends on the successful operation of the businesses or the properties securing the loans.  Several months before a loan matures, our portfolio managers contact our borrowers to obtain personal and/or business financial and operations data and property information for review.  When deemed appropriate, business and property visits are made to assess the borrower’s revenue-generating activities and to perform inspections of our collateral.  This information is reviewed and evaluated for indications of potential issues prior to maturity.  If potential issues are discovered, our portfolio managers work on a strategy with the borrower well in advance of the loan maturing in order to maximize the benefit to the Company.  At December 31, 2014, we had $194.3 million, or 11.9% of total gross loans held for investment that were due to mature in one year or less, primarily in our C&I loan category of $96.0 million and Construction category of $64.2 million.

The following table shows the contractual maturity of the Company's loans without consideration to prepayment assumptions at the date indicated:

	At December 31, 2014
	Commercial and Industrial	Commercial Owner Occupied	SBA	Warehouse Facilities	Commercial Non-owner Occupied	Multi- Family	One-to-Four Family	Construction	Land	Other Loans	Total
	(in thousands)
Amounts due
One year or less	$96,047	$5,934	$2,062	$-	$19,192	$2,731	$868	$64,180	$2,850	$472	$194,336
More than one year to three years	25,466	16,775	937	-	26,986	3,782	4,415	25,502	2,515	489	106,867
More than three years to five years	56,205	8,691	57	-	6,958	4,831	1,555	-	862	42	79,201
More than five years to 10 years	183,809	51,406	3,290	113,798	104,155	5,566	1,285	-	1,717	251	465,277
More than 10 years to 20 years	45,869	26,082	426	-	28,585	16,777	12,775	-	472	1,076	132,062
More than 20 years	20,811	102,107	21,632	-	173,337	229,278	101,897	-	672	968	650,702
Total gross loans	428,207	210,995	28,404	113,798	359,213	262,965	122,795	89,682	9,088	3,298	1,628,445
Plus (less) for
Deferred loan origination costs	46	23	3	12	39	29	13	10	1	1	177
Allowance for loan losses	(4,200)	(1,757)	(568)	(546)	(2,007)	(1,060)	(842)	(1,088)	(108)	(24)	(12,200)
Total loans, net	424,053	209,261	27,839	113,264	357,245	261,934	121,966	88,604	8,981	3,275	1,616,422
Loans held for sale, net	-	-	-	-	-	-	-	-	-	-	-
Loans held for investment, net	$424,053	$209,261	$27,839	$113,264	$357,245	$261,934	$121,966	$88,604	$8,981	$3,275	$1,616,422

 The following table sets forth at December 31, 2014 the dollar amount of gross loans receivable contractually due after December 31, 2015 and whether such loans have fixed interest rates or adjustable interest rates.

	At December 31, 2014
	Loans Due After December 31, 2015
	Fixed	Adjustable	Total
	(in thousands)
Business loans:
Commercial and industrial	$123,723	$208,437	$332,160
Commercial owner occupied	47,292	157,769	205,061
SBA	426	25,916	26,342
Warehouse facilities	-	113,798	113,798
Real estate loans:
Commercial non-owner occupied	21,916	318,105	340,021
Multi-family	3,213	257,021	260,234
One-to-four family	73,448	48,479	121,927
Construction	-	25,502	25,502
Land	219	6,019	6,238
Other loans	2,446	380	2,826
Total gross loans	$272,683	$1,161,426	$1,434,109

The following table sets forth the Company’s loan originations, purchases, sales, and principal repayments for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)

Beginning balance of gross loans	$1,243,252	$986,194	$739,254	$567,644	$576,268
Loans originated:
Business loans:
Commercial and industrial	274,446	96,484	42,152	33,209	28,030
Commercial owner occupied (1)	26,065	47,719	27,549	1,838	600
SBA	69,589	21,526	8,639	4,309	2,322
Warehouse facilities	7,150	89,810	193,668	62,750	35,500
Real estate loans:
Commercial non-owner occupied	88,716	135,767	55,347	18,140	-
Multi-family	32,612	71,537	24,822	4,318	-
One-to-four family (2)	4,499	2,825	20,197	6,085	-
Construction	144,925	36,264	-	-	-
Land	-	2,215	-	-	-
Other loans	242	694	1,772	65	5,183
Total loans originated	648,244	504,841	374,146	130,714	71,635
Loans purchased:
Commercial and industrial	69,543	34,950	5,033	28,536	745
Commercial owner occupied	18,651	46,641	11,786	67,359	26,380
Commercial non-owner occupied	20,791	16,763	62,601	39,963	2,579
Multi-family	42,903	43,558	3,690	3,075	-
One-to-four family	-	82,842	38,588	28,987	-
Construction	-	1,399	198	5,592	-
Land	-	2,770	5,395	9,414	-
Other loans	-	718	2,256	21,995	9,884
Total loans purchased	151,888	229,641	129,547	204,921	39,588
Total loan production	800,132	734,482	503,693	335,635	111,223
Total	2,043,384	1,720,676	1,242,947	903,279	687,491
Plus (less) for:
Principal repayments	(259,297)	(180,864)	(184,580)	(100,671)	(61,983)
Change in mark-to-market discounts from acquisitions	2,020	3,867	8,513	3,233	-
Change in undisbursed loan funds, net	(64,655)	(260,683)	(47,803)	(15,377)	(21,984)
Sales of loans	(91,579)	(36,717)	(28,217)	(42,201)	(29,977)
Charge-offs	(783)	(2,031)	(1,515)	(4,014)	(2,339)
Transfer to other real estate owned	(645)	(996)	(3,151)	(4,995)	(3,564)
Total gross loans	1,628,445	1,243,252	986,194	739,254	567,644
Less ending balance loans held for sale, gross	-	3,147	3,681	-	-
Ending balance loans held for investment, gross	$1,628,445	$1,240,105	$982,513	$739,254	$567,644

(1) Gross loans includes loans held for investment and loans held for sale.
(2) Includes second trust deeds.

    Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally initiate formal collection activities including, for loans secured by real estate, recording a notice of default and, after providing the required notices to the borrower, commencing foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At December 31, 2014, loans delinquent 60 or more days as a percentage of total gross loans was less than one basis point, down from 0.09% at year-end 2013.

    The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At December 31, 2014
Business loans:
Commercial and industrial	-	$-	1	$24	-	$-	1	24
Real estate loans:
One-to-four family	1	19	-	-	3	54	4	73
Other loans	1	1	-	-	-	-	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total gross loans		0.00%		0.00%		0.00%		0.01%

At December 31, 2013
Business loans:
Commercial owner occupied	2	$768	-	$-	1	$446	3	1,214
SBA	-	-	-	-	1	14	1	14
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	560	2	560
One-to-four family	3	71	-	-	4	123	7	194
Other loans	3	130	-	-	-	-	3	130
Total	8	$969	-	$-	8	$1,143	16	$2,112
Delinquent loans to total gross loans		0.08%		0.00%		0.09%		0.17%

At December 31, 2012
Business loans:
Commercial and industrial	-	$-	1	$58	1	$218	2	276
Commercial owner occupied	-	-	1	245	-	-	1	245
SBA	-	-	-	-	4	185	4	185
Real estate loans:
One-to-four family	2	101	-	-	2	79	4	180
Other loans	1	5	-	-	-	-	1	5
Total	3	$106	2	$303	7	$482	12	$891
Delinquent loans to total gross loans		0.01%		0.03%		0.05%		0.09%

At December 31, 2011
Business loans:
Commercial and industrial	1	$12	-	$-	4	$1,057	5	1,069
Commercial owner occupied	-	-	-	-	3	919	3	919
SBA	1	49	1	113	8	665	10	827
Real estate loans:
Commercial non-owner occupied	1	434	-	-	3	1,244	4	1,678
One-to-four family	4	201	-	-	2	323	6	524
Land	-	-	1	617	1	52	2	669
Other loans	2	3	1	1	-	-	3	4
Total	9	$699	3	$731	21	$4,260	33	$5,690
Delinquent loans to total gross loans		0.09%		0.10%		0.58%		0.77%

At December 31, 2010
Business loans:
Commercial owner occupied	1	$184	-	$-	3	$2,225	4	$2,409
SBA	-	-	-	-	7	846	7	846
Real estate loans:
Commercial non-owner occupied	2	617	-	-	-	-	2	617
One-to-four family	3	402	1	17	1	20	5	439
Total	6	$1,203	1	$17	11	$3,091	18	$4,311
Delinquent loans to total gross loans		0.21%		0.00%		0.54%		0.76%

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

The federal banking agencies adopted an interagency policy statement on the ALLL.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances.  Generally, the policy statement recommends that institutions establish and maintain effective systems and controls to identify, monitor and address asset quality problems; that management analyzes all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Federal regulations require that the Bank utilize an internal asset classification system to identify and report problem and potential problem assets.  The Bank’s Chief Credit Officer has responsibility for identifying and reporting problem assets to the Bank’s Credit and Portfolio Review Committee (“CPRC”), which operates pursuant to the board-approved CPRC policy.  The policy incorporates the regulatory requirements of monitoring and classifying all of our assets.

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

The Company’s CPRC reviews the Portfolio Management Department’s recommendations for classifying our assets monthly and reports the results of our review to the board of directors.  At December 31, 2014, we had $16.6 million of assets classified as substandard, compared to $21.2 million at December 31, 2013.  The decrease of $4.6 million was essentially all related to loans.  There were no loans at either date classified as Doubtful.

    The following tables set forth information concerning substandard assets at the dates indicated:

	At December 31, 2014
	Loans		OREO		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,828	9	$-	-	$1,828	9
Commercial owner occupied	8,605	19	-	-	8,605	19
Real estate loans:
Commercial non-owner occupied	3,939	6	-	-	3,939	6
Multi-family	508	1	-	-	508	1
One-to-four family	649	11	285	3	934	14
Land	-	-	752	1	752	1
Total substandard assets	$15,529	46	$1,037	4	$16,566	50

	At December 31, 2013
	Loans		OREO		Total Substandard Assets
	Gross Balance	# of Loans	Balance	# of Properties	Balance	# of Assets
	(dollars in thousands)
Business loans:
Commercial and industrial	$2,776	11	$-	-	$2,776	11
Commercial owner occupied	12,000	21	245	1	12,245	22
SBA	-	1	-	-	-	1
Real estate loans:
Commercial non-owner occupied	3,654	6	-	-	3,654	6
Multi-family	517	1	-	-	517	1
One-to-four family	1,083	13	-	-	1,083	13
Land	-	-	941	2	941	2
Other loans	5	1	-	-	5	1
Total substandard assets	$20,035	54	$1,186	3	$21,221	57

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

Unless an individual borrower relationship warrants a separate analysis, the majority of our loans are evaluated for credit losses on a collective basis through a quantitative analysis to arrive at base loss factors that are adjusted through a qualitative analysis for internal and external identified risks.  The adjusted factor is applied against the loan risk category to determine the appropriate allowance.  Our base loss factors are calculated using actual trailing twelve-month and annualized actual trailing six-month, twenty-four month, thirty-six month and eighty-four month charge-off data for all loan types except (1) Zero Factor loans, which includes loans fully secured by cash deposits, the guaranteed portion of SBA loans and FHA/VA guaranteed 1st TD loans, and (2) Overdraft Deposit Accounts, to which a base factor of 5% is applied.  Then adjustments for the following internal and external risk factors are added to the base factors:

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

The factor adjustments for each of the nine above-described risk factors are determined by the Chief Credit Officer and approved by the CPRC on a quarterly basis.

The ALLL factors are reviewed for reasonableness against the 10-year average, 15-year average, and trailing twelve month total charge-off data for all FDIC insured commercial banks and savings institutions based in California.  Given the above evaluations, the amount of the ALLL is based upon the total loans evaluated individually and collectively.

As of December 31, 2014, the ALLL totaled $12.2 million, up $4.0 million from December 31, 2013 and $4.2 million from December 31, 2012.  At December 31, 2014, the ALLL as a percent of nonperforming loans was 844.9%, compared with 364.3% at December 31, 2013 and 362.4% at December 31, 2012.  At December 31, 2014, the ALLL as a percent of gross loans was 0.75%, up from 0.66% at December 31, 2013, but down from 0.81% at December 31, 2012.  The increase in the 2014 ratio was primarily related to growth in our loan portfolio and our intent to increase the allowance for loan losses over time to better align it with our peers.  The ALLL is additionally supported by fair market value credit discounts associated with our acquisitions of CNB in February of 2011 and PDNB in April 2012 from the FDIC, as receiver, and with our acquisitions of SDTB in June 2013 and IFH in January 2014.  At December 31, 2014, management deems the ALLL to be sufficient to provide for inherent losses within the loan portfolio.

    The following table sets forth the activity in the Company’s ALLL for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$8,200	$7,994	$8,522	$8,879	$8,905
Provision for loan losses	4,684	1,860	751	3,255	2,092
Charge-offs:
Business loans:
Commercial and industrial	223	509	512	1,285	708
Commercial owner occupied	-	232	265	307	264
SBA	-	143	132	90	398
Real estate:
Commercial non-owner occupied	365	756	88	43	512
Multi-family	-	101	-	489	334
One-to-four family	195	272	371	1,408	123
Land	-	-	145	164	-
Other loans	-	18	2	228	-
Total charge-offs	783	2,031	1,515	4,014	2,339
Recoveries:
Business loans:
Commercial and industrial	42	138	2	9	13
SBA	4	50	163	211	154
Real estate:
Commercial non-owner occupied	-	-	21	-	-
One-to-four family	34	47	8	142	40
Land	-	-	-	23	-
Other loans	19	142	42	17	14
Total recoveries	99	377	236	402	221
Net loan charge-offs	684	1,654	1,279	3,612	2,118
Balance at end of period	$12,200	$8,200	$7,994	$8,522	$8,879

Ratios
Net charge-offs to average net loans	0.05%	0.16%	0.16%	0.53%	0.39%
Allowance for loan losses to gross loans at end of period	0.75%	0.66%	0.81%	1.15%	1.56%

The following table sets forth the Company’s ALLL and the percent of gross loans to total gross loans in each of the categories listed and the allowance as a percentage of the loan category balance at the dates indicated:

	At December 31,
	2014			2013			2012
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$4,200	26.3%	0.98%	$1,968	15.0%	1.05%	$1,310	11.7%	1.14%
Commercial owner occupied	1,757	13.0%	0.83%	1,818	17.8%	0.82%	1,512	15.3%	1.00%
SBA	568	1.7%	2.00%	151	0.9%	1.42%	79	0.7%	1.15%
Warehouse facilities	546	7.0%	0.48%	392	7.0%	0.45%	1,544	19.9%	0.79%
Real estate loans:
Commercial non-owner occupied	2,007	22.1%	0.56%	1,658	26.9%	0.50%	1,459	25.6%	0.58%
Multi-family	1,060	16.1%	0.40%	817	18.8%	0.35%	1,145	15.9%	0.73%
One-to-four family	842	7.5%	0.69%	1,099	11.7%	0.76%	862	9.9%	0.88%
Construction	1,088	5.5%	1.21%	136	1.0%	1.04%	-	0.0%	0.00%
Land	108	0.6%	1.19%	127	0.6%	1.67%	31	0.9%	0.35%
Other loans	24	0.2%	0.73%	34	0.3%	0.89%	52	0.1%	4.36%
Total	$12,200	100.0%	0.75%	$8,200	100.0%	0.66%	$7,994	100.0%	0.81%

	2011			2010
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance	Amount	% of Loans in Category to Total Loans	Allowance as a % of Loan Category Balance
	(dollars in thousands)
Business loans:
Commercial and industrial	$1,361	11.7%	1.57%	$2,018	7.5%	4.80%
Commercial owner occupied	1,119	20.6%	0.73%	1,687	20.0%	1.49%
SBA	80	0.7%	1.69%	145	0.7%	3.55%
Warehouse facilities	1,347	9.1%	2.00%	338	2.2%	2.68%
Real estate loans:
Commercial non-owner occupied	1,287	22.2%	0.78%	1,580	22.9%	1.21%
Multi-family	2,281	26.2%	1.18%	2,729	42.9%	1.12%
One-to-four family	931	8.1%	1.55%	332	3.6%	1.63%
Land	39	0.9%	0.61%	-	0.0%	0.00%
Other loans	77	0.5%	2.27%	50	0.2%	3.53%
Total	$8,522	100.0%	1.15%	$8,879	100.0%	1.56%

The following table sets forth the ALLL amounts calculated by the categories listed at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
Balance at End of		Allowance		Allowance		Allowance		Allowance		Allowance
Period Applicable to	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total	Amount	to Total
	(dollars in thousands)

Allocated allowance	$12,200	100.0%	$8,095	98.7%	$7,994	100.0%	$8,522	100.0%	$8,832	99.5%
Specific allowance	-	0.0%	105	1.3%	-	0.0%	-	0.0%	47	0.5%
Total	$12,200	100.0%	$8,200	100.0%	$7,994	100.0%	$8,522	100.0%	$8,879	100.0%

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

Our investment securities portfolio amounted to $218.7 million at December 31, 2014, as compared to $271.5 million at December 31, 2013, representing a 19.5% decrease.  The decrease in securities since year-end 2013 was primarily due to sales of $164.8 million and principal pay downs of $28.7 million, partially offset by purchases of $135.6 million.  In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix by deploying investment securities dollars into loans and to prepare for the Independence Bank acquisition.  As of December 31, 2014, the investment securities portfolio consisted of $112.0 million in GSE MBS, $89.7 million in municipal bonds, $8.0 million of FHLB stock, and $9.0 million of stock from the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), The Independent BankersBank (“TIB”) Stock, and an investment in a fund that provides Community Reinvestment Act (“CRA”) credit to the Bank.  At December 31, 2014, we had an estimated par value of $33.5 million of the GSE securities that were pledged as collateral for the Company’s $28.5 million of inverse putable reverse repurchase agreements (“Repurchase Agreements”).

All of our municipal bond securities in our portfolio have an underlying rating of investment grade with the majority insured by the largest bond insurance companies to bring each of these securities to a Moody’s A+ rating or better.  The Company has only purchased general obligation bonds that are risk-weighted at 20% for regulatory capital purposes.  The Company reduces its exposure to any single adverse event by holding securities from geographically diversified municipalities.  We are continually monitoring the quality of our municipal bond portfolio in accordance with current financial conditions.  To our knowledge, none of the municipalities in which we hold bonds are exhibiting financial problems that would require us to record an OTTI charge.

Below is a table of our securities by security type further separated by rating agency grade at the date indicated:

		At December 31, 2014
Security Type	Ratings	Number	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
		(dollars in thousands)

Municipal bonds	AAA - A+	180	$82,360	$88,599	$1,062	$89,661
Government Sponsored Enterprise	AAA	38	108,127	112,159	(182)	111,977
Total investment securities available for sale		218	$190,487	$200,758	$880	$201,638

The following table sets forth the amortized costs and fair values of the Company's investment securities available for sale and stock at the dates indicated:

	At December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)

Investment securities available for sale
U.S. Treasury	$-	$-	$73	$81	$147	$159
Municipal bonds	88,599	89,661	95,388	94,127	25,401	26,586
Mortgage-backed securities (1)	112,159	111,977	165,857	161,881	56,641	57,321
Total investment securities available for sale	200,758	201,638	261,318	256,089	82,189	84,066

Stock
FHLB	8,019	8,019	7,483	7,483	9,228	9,228
Other (2)	9,048	9,048	7,967	7,967	2,019	2,019
Total stock	17,067	17,067	15,450	15,450	11,247	11,247
Total securities	$217,825	$218,705	$276,768	$271,539	$93,436	$95,313
Mortgage-backed securities to total investment securities available for sale	55.9%	55.5%	63.5%	63.2%	68.9%	68.2%

(1) GSE securities % of total investments for sale
(2) Includes Federal Reserve Bank, TIB, and CRA stock.

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio and stock by contractual maturity at the date indicated:

	At December 31, 2014
	One Year		More than One Year		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(dollars in thousands)
Investment securities available for sale
Municipal bonds	$-	0.00%	$12,889	1.24%	$39,391	1.85%	$37,381	2.35%	$89,661
Mortgage-backed securities	-	0.00%	-	0.00%	23,120	1.65%	88,857	1.87%	111,977
Total investment securities available for sale	-	0.00%	12,889	1.24%	62,511	1.78%	126,238	2.01%	$201,638

Stock
FHLB	8,019	0.00%	-	0.00%	-	0.00%	-	0.00%	8,019
Other (1)	9,048	5.23%	-	0.00%	-	0.00%	-	0.00%	9,048
Total stock	17,067	2.77%	-	0.00%	-	0.00%	-	0.00%	$17,067
Total securities	$17,067	2.77%	$12,889	1.24%	$62,511	1.78%	$126,238	2.01%	$218,705

(1) Includes Federal Reserve Bank, TIB, and CRA stock.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), loans restructured at an interest rate below market and OREO.  Nonaccrual loans consisted of all loans 90 days or more past due and on loans where, in the opinion of management, there is reasonable doubt as to the collection of principal and interest.  A “restructured loan” is one where the terms of the loan were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.  We did not include in interest income any interest on restructured loans during the periods presented.  At December 31, 2014, we had $2.5 million of nonperforming assets, which consisted of $1.5 million of net nonperforming loans and $1.0 million of OREO.  At December 31, 2013, we had $3.4 million of nonperforming assets, which consisted of $2.2 million of nonperforming loans and $1.2 million of OREO.

At December 31, 2014, OREO consisted of one land property and three single family home properties, compared to four land properties and one CRE property at December 31, 2013.  Properties acquired through or in lieu of foreclosure are recorded at fair value less cost to sell.  The Company generally obtains an appraisal and/or a market evaluation on all OREO prior to obtaining possession.  After foreclosure, valuations are periodically performed by management as needed due to changing market conditions or factors specifically attributable to the property’s condition.  If the carrying value of the property exceeds its fair value less estimated cost to sell, the asset is written down and a charge to operations is recorded.

We recognized loan interest income on nonperforming loans of $192,000 in 2014, $225,000 in 2013 and $259,000 in 2012.  If these loans had paid in accordance with their original loan terms, we would have recorded additional loan interest income of $151,000 in 2014, $311,000 in 2013 and $405,000 in 2012.

The following table sets forth composition of nonperforming assets at the date indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$-	$-	$347	$1,177	$54
Commercial owner occupied	514	747	14	2,053	2,225
SBA	-	14	260	700	971
Real estate loans:
Commercial non-owner occupied	848	983	670	1,495	-
Multi-family	-	-	266	293	-
One-to-four family	82	507	522	323	27
Land	-	-	127	52	-
Total nonperforming loans, net	1,444	2,251	2,206	6,093	3,277
Other real estate owned	1,037	1,186	2,258	1,231	34
Total nonperforming assets, net	$2,481	$3,437	$4,464	$7,324	$3,311

Allowance for loan losses	$12,200	$8,200	$7,994	$8,522	$8,879
Allowance for loan losses as a percent of total nonperforming loans, gross	844.88%	364.28%	362.38%	139.87%	270.95%
Nonperforming loans, net of specific allowances, as a percent of gross loans receivable (1)	0.09%	0.18%	0.22%	0.82%	0.58%
Nonperforming assets, net of specific allowances, as a percent of total assets	0.12%	0.20%	0.38%	0.76%	0.40%

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

Deposits.  Deposits represent our primary source of funds for our lending and investing activities.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The deposit accounts are offered through our 16 branch network in California and nationwide through our HOA Banking unit.  The Company’s deposits consist of checking accounts, money market accounts, passbook savings, and certificates of deposit.  Total deposits at December 31, 2014 were $1.6 billion, compared to $1.3 billion at December 31, 2013.  At December 31, 2014, certificates of deposit constituted 27.1% of total deposits, compared to 24.1% at the year-end 2013.  The terms of the fixed-rate certificates of deposit offered by the Company vary from three months to five years.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  At December 31, 2014, we had $285.9 million of certificate of deposit accounts maturing in one year or less.

We primarily rely on customer service, sales and marketing efforts, business development, cross-selling of deposit products to loan customers, and long-standing relationships with customers to attract and retain local deposits.  However, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.  Additionally, from time to time, we will utilize both wholesale and brokered deposits to supplement our generation of deposits from businesses and consumers.  At December 31, 2014, we had $72.4 million in brokered deposits that were raised to help lengthen the overall maturity of our liabilities and support our interest rate risk management strategies.  The brokered deposits had a weighted average maturity of 18 months and an all in cost of 66 basis points.

The following table presents the deposit activity for the periods indicated:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)

Net deposits	$319,544	$397,552	$70,111
Interest credited on deposit accounts	4,996	3,966	5,780
Total increase in deposit accounts	$324,540	$401,518	$75,891

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	At December 31,
	2014			2013			2012
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Transaction accounts:
Non-interest bearing checking	$456,754	28.0%	0.00%	$366,755	28.1%	0.00%	$213,636	23.6%	0.00%
Interest bearing checking	131,635	8.1%	0.11%	120,886	9.3%	0.11%	14,299	1.6%	0.10%
Money market	526,256	32.3%	0.32%	427,577	32.7%	0.29%	236,206	26.1%	0.32%
Regular passbook	74,508	4.5%	0.14%	76,412	5.8%	0.14%	79,420	8.8%	0.22%
Total transaction accounts	1,189,153	72.9%	0.16%	991,630	75.9%	0.15%	543,561	60.1%	0.19%
Certificates of deposit accounts:
Less than 1.00%	232,043	14.2%	0.62%	120,583	9.2%	0.39%	147,813	16.4%	0.58%
1.00 - 1.99	197,410	12.1%	1.08%	181,046	13.9%	1.06%	197,554	21.9%	1.16%
2.00 - 2.99	10,771	0.7%	2.86%	11,503	0.8%	2.83%	13,439	1.4%	2.78%
3.00 - 3.99	714	0.0%	3.20%	795	0.1%	3.28%	1,130	0.1%	3.44%
4.00 - 4.99	2	0.0%	4.93%	2	0.0%	4.93%	395	0.0%	4.29%
5.00 - 5.99	733	0.1%	5.24%	727	0.1%	5.25%	876	0.1%	5.27%
Total certificates of deposit accounts	441,673	27.1%	0.89%	314,656	24.1%	0.88%	361,207	39.9%	1.00%
Total deposits	$1,630,826	100.0%	0.36%	$1,306,286	100.0%	0.33%	$904,768	100.0%	0.51%

The following table presents, by various rate categories, the amount of certificates of deposit accounts outstanding and the periods to maturity of the certificate of deposit accounts outstanding at the period indicated:

	At December 31, 2014
									Weighted
	Less than 1.00%	1.00% - 1.99%	2.00 - 2.99%	3.00 - 3.99%	4.00 - 4.99%	5.00 and greater	Total	% of Total	Weighted Average Rate
	(dollars in thousands)
Certificates of deposit accounts
Within 3 months	$31,413	$47,407	$4,313	$104	$-	$31	$83,268	18.9%	0.95%
4 to 6 months	30,345	30,540	4,542	579	-	17	66,023	15.0%	1.02%
7 to 12 months	87,185	47,654	1,668	10	-	99	136,616	30.9%	0.77%
13 to 24 months	74,610	67,420	109	-	-	257	142,396	32.2%	0.89%
25 to 36 months	7,371	2,802	32	-	-	195	10,400	2.4%	1.06%
37 to 60 months	686	1,567	6	10	2	134	2,405	0.5%	1.43%
Over 60 months	433	20	101	11	-	-	565	0.1%	1.01%
Total	$232,043	$197,410	$10,771	$714	$2	$733	$441,673	100.0%	0.89%

With the enactment of the Dodd-Frank Act deposit insurance coverage was made unlimited for non-interest bearing transaction accounts until December 31, 2012, and thereafter the maximum insurance coverage reverted to $250,000 consistent with all other deposit accounts.  At December 31, 2014, we had $317.8 million in certificate accounts in amounts of greater than $100,000, and of that amount $154.0 million in certificate accounts in amounts of greater than $250,000 maturing as follows:

	At December 31, 2014
	$100,000 to $250,000			Greater than $250,000			Total Greater than $100,000
Maturity Period	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits
	(dollars in thousands)

Three months or less	$38,496	0.99%	2.36%	$18,388	0.94%	1.13%	$56,884	0.97%	3.49%
Over three months through 6 months	31,395	1.04%	1.93%	9,129	1.06%	0.56%	40,524	1.05%	2.48%
Over 6 months through 12 months	42,209	0.95%	2.59%	57,867	0.64%	3.55%	100,076	0.77%	6.14%
Over 12 months	51,719	1.02%	3.17%	68,608	0.78%	4.21%	120,327	0.88%	7.38%
Total	$163,819	1.00%	10.05%	$153,992	0.76%	9.44%	$317,811	0.88%	19.49%

    Borrowings.  Borrowings represent a secondary source of funds for our lending and investing activities.  The Company has a variety of borrowing relationships that it can draw upon to fund its activities.

FHLB Advances.  The FHLB system functions as a source of credit to financial institutions that are members.  Advances are secured by certain real estate loans, investment securities, and the capital stock of the FHLB owned by the Company.  Subject to the FHLB’s advance policies and requirements, these advances can be requested for any business purpose in which the Company is authorized to engage.  In granting advances, the FHLB considers a member’s creditworthiness and other relevant factors.  The Company has a line of credit with the FHLB which provides for advances totaling up to 45% of its assets, equating to a credit line of $913.3 million as of December 31, 2014.  At December 31, 2014, the Company had $50.0 million in term FHLB advances and $20.0 million in overnight FHLB advances, compared to $156.0 million in overnight FHLB advances at December 31, 2013.  The FHLB advances at December 31, 2014 were collateralized by real estate loans and securities with an aggregate balance of $618.6 million and FHLB stock of $8.0 million.  With this pledged collateral, the Company has additional available advances of $457.4 million as of December 31, 2014.

Other Borrowings. The Company maintains lines of credit to purchase federal funds and a reverse repurchase facility together totaling $132.0 million with seven correspondent banks and has access through the Federal Reserve Bank discount window to borrow $3.3 million to be utilized as business needs dictate.  At December 31, 2014, the Company drew down $1.5 million at a 1.00% rate on one of the lines of credit, primarily for transaction testing purposes.  Federal funds purchased and reverse repurchase facilities are short-term in nature and utilized to meet short-term funding needs.

As of December 31, 2014, the Company has three Repurchase Agreements totaling $28.5 million with a weighted average interest rate of 3.26% as of December 31, 2014 secured by GSE MBS totaling an estimated par value of $33.5 million.  The Repurchase Agreements were entered into in 2008 at a term of 10 years each with the buyers of the Repurchase Agreements having the option to terminate the Repurchase Agreements after the fixed interest rate period has expired.  The interest rates reset quarterly with the maximum reset rate being 2.89% on one $10.0 million Repurchase Agreement, 3.47% on the other $10.0 million Repurchase Agreement, and 3.45% on the $8.5 million Repurchase Agreement.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2014, the Company sold securities under agreement to repurchase of $16.6 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $28.9 million.

Debentures.  On March 25, 2004, the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for an effective rate of 2.98% as of December 31, 2014.

In the third quarter of 2014, the Company completed a private placement of $60 million in aggregate principal amount of subordinated notes to certain accredited investors.  The subordinated notes bear a fixed interest rate of 5.75% per annum, payable semi-annually, and mature on September 3, 2024.  The net proceeds from the sale of the notes were $59 million, and the notes qualify as Tier 2 capital for regulatory purposes.  The net proceeds from this offering are intended for general corporate purposes, including but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions.  As of December 31, 2014, the Bank received $40.0 million of contributed capital.

The following table sets forth certain information regarding the Company's borrowed funds at or for the years ended on the dates indicated:

	At or For Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
FHLB advances
Balance outstanding at end of year	$70,000	$156,000	$87,000
Weighted average interest rate at end of year	0.59%	0.06%	0.28%
Average balance outstanding	$70,296	$26,137	$9,154
Weighted average interest rate during the year	0.26%	0.15%	0.28%
Maximum amount outstanding at any month-end during the year	$210,000	$156,000	$87,000

Other borrowings
Balance outstanding at end of year	$46,643	$48,091	$28,500
Weighted average interest rate at end of year	2.03%	1.98%	3.26%
Average balance outstanding	$47,398	$45,310	$28,500
Weighted average interest rate during the year	2.00%	2.09%	3.31%
Maximum amount outstanding at any month-end during the year	$49,712	$52,077	$28,500

Debentures
Balance outstanding at end of year	$70,310	$10,310	$10,310
Weighted average interest rate at end of year	5.34%	2.99%	3.09%
Average balance outstanding	$30,858	$10,310	$10,310
Weighted average interest rate during the year	5.00%	2.98%	3.16%
Maximum amount outstanding at any month-end during the year	$70,310	$10,310	$10,310

Total borrowings
Balance outstanding at end of year	$186,953	$214,401	$125,810
Weighted average interest rate at end of year	2.74%	0.63%	1.19%
Average balance outstanding	$148,552	$81,757	$47,964
Weighted average interest rate during the year	1.80%	1.58%	2.70%
Maximum amount outstanding at any month-end during the year	$255,297	$218,387	$125,810

    Subsidiaries

At December 31, 2014, we had two operating subsidiaries, the Bank, a wholly-owned consolidated subsidiary with no subsidiaries of its own, and PPBI Trust I, which is a wholly-owned special purpose entity accounted for using the equity method under which the subsidiaries’ net earnings are recognized in our operations and the investment in the Trust is included in other assets on our consolidated statements of financial condition.

    Personnel

As of December 31, 2014, we had 282 full-time employees and three part-time employees.  The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be satisfactory.

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

Technological innovations have also resulted in increased competition in the financial services market.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery systems and channels, including telephone, mobile phones, mail, home computer, ATMs, self-service branches, and/or in-store branches.  The sources of competition in such products include commercial banks, as well as credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries and mortgage banking firms.

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

Legislative and regulatory initiatives have been, and are likely to continue to be, introduced and implemented, which could substantially intensify the regulation of the financial services industry.  We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

·
Imposes comprehensive regulation of the over-the-counter derivatives market, including certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

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

Capital Requirements.  Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies.  These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk.  Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.  Under the Dodd-Frank Act, the Federal Reserve is required to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet the following risk-based capital requirements: a minimum ratio of 8% of total capital to risk-weighted assets, and a minimum ratio of 4% of Tier 1 capital to risk-weighted assets.

The description below relates to the requirements, as they existed through December 31, 2014, subsequent to which the revised capital rules implementing Basel III became applicable to the Bank.  See “Changes in Capital Requirements” below.

To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum ratio of 10% of total capital to risk-weighted assets, and a minimum ratio of 6% of Tier 1 capital to risk-weighted assets.  The regulatory capital requirements, as well as the actual capital ratios for the Corporation and the Bank as of December 31, 2014, are presented in detail in Note 2, Regulatory Capital Requirements and Other Regulatory Matters in Item 8 hereof.  See also “Capital Resources” within Management’s Discussion and Analysis in Item 7 hereof.  As of December 31, 2014, the Corporation had a consolidated ratio of 14.46% of total capital to risk-weighted assets and a consolidated ratio of 10.30% of Tier 1 capital to risk-weighted assets and the Bank had a ratio of 13.45% of total capital to risk-weighted assets and a ratio of 12.72% of Tier 1 capital to risk-weighted assets.

Under federal regulations, “Tier 1 capital” is defined to include: common stockholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities.  The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Corporation.  The trust preferred securities issued by our unconsolidated subsidiary capital trust qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital.  Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”  As of December 31, 2014, the subsidiary trust had $10.3 million in trust preferred securities outstanding, of which $10.0 million qualifies as Tier 1 capital and $60 million in subordinated notes that qualifies as Tier 2 capital.  Also, goodwill and most intangible assets are deducted from Tier 1 capital.  For purposes of applicable the total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments.  The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital.  For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

In addition to the risk-based guidelines described above, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%.  To be deemed “well capitalized” under applicable federal regulations, banks must have a minimum leverage ratio of 5%.  As of December 31, 2014, Corporation had a consolidated leverage ratio of 9.18% and the Bank had a leverage ratio of 11.29%.

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

Changes in Capital Requirements.  In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”).  The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

        The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in by January 1, 2019, Basel III requires banks to maintain:

·	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

·	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;

·	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and

·	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

·
An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice, that would be a CET1 add-on to the capital conservation buffer in the range of 0% and 2.5% when fully implemented;

·	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

·	Deduction from common equity of deferred tax assets that depend on future profitability to be realized;

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

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The federal banking regulators adopted a final rulemaking in July 2013 (the “Basel III Rule”) to implement Basel III under regulations substantially consistent with the above.  The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”, which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also proposes a 4% minimum leverage ratio.

The Basel III Rule also makes changes to the manner of calculating risk weighted assets.  New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors.  They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.  In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”) are required to be assigned a 150% risk weighting, and require additional capital support.  HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the Federal Deposit Insurance Act (“FDIA”).

The Basel III Rule became applicable to the Corporation and the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.  We currently expect that the Corporation and the Bank will elect to exclude AOCI in calculating regulatory capital when they file their respective first regulatory reports in 2015, although we reserve the right to elect to include AOCI in the calculation of regulatory capital.  Overall, the Corporation believes that implementation of the Basel III Rule will not have a material adverse affect on the Corporation’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

Prompt Corrective Action Regulations.  The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions.  Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Under regulations effective through December 31, 2014, a “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier I risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.  An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier I risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a “well capitalized” bank.  An institution is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.  An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%.  A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%.  A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets.  An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.  An institution’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the institution’s overall financial condition or prospects for other purposes.

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

As of December 31, 2014, the Bank was “well capitalized” according to the guidelines as generally discussed above.

As noted above, the Basel III Rule integrates the new capital requirements into the prompt corrective action category definitions.  As of January 1, 2015, the following capital requirements apply to the Corporation for purposes of Section 38 of the FDIA.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

In addition to the federal regulatory capital requirements described above, the DBO has authority to take possession of the business and properties of a bank in the event that the tangible stockholders’ equity of a bank is less than the greater of (i) 4% of the bank’s total assets or (ii) $1.0 million.

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

The Bank’s ability to pay dividends to the Corporation is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a bank’s (1) retained earnings; or (2) net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that bank regulators determine that the stockholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.  The payment of dividends could, depending on the financial condition of the Bank, be deemed to constitute an unsafe or unsound practice.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $45.9 million at December 31, 2014.

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

FDIC Insurance of Certain Accounts and Regulation by the FDIC.  The Bank is an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer.  The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC.  The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets, which includes the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank.  Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators.  In addition, the FDIC can impose special assessments in certain instances.  Deposit insurance assessments fund the DIF.

The Dodd-Frank Act changes the way that deposit insurance premiums are calculated.  The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  The Dodd-Frank Act also increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by 2020, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  Continued action by the FDIC to replenish the DIF, as well as the changes contained in the Dodd Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.  Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program, our FDIC insurance premium expense was $1.0 million for 2014, $749,000 for 2013 and $638,000 in 2012.

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

Loans-to-One Borrower.  Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2014, the Bank’s limit on aggregate secured loans-to-one-borrower was $65.0 million and unsecured loans-to-one borrower was $39.0 million.  The Bank has established internal loan limits which are lower than the legal lending limits for a California bank.

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

USA Patriot Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act," financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

Consumer Laws and Regulations.  The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks.  These laws include, among others, Truth in Lending Act; Truth in Savings Act; Electronic Funds Transfer Act; Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Home Mortgage Disclosure Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.  The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.  Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above.  Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various non-bank providers.  The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services.  In general, however, banks with assets of $10.0 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal banking regulator.  The creation of the CFPB by the Dodd-Frank Act has lead to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

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

    Federal and State Taxation

The Corporation and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions.  The Company has not been audited by the IRS.  For its 2014, 2013 and 2012 tax years, the Company was subject to a maximum tax rate of 35.00% and state income tax rate of 10.84%.

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

From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2014 has been slower than expected.  Although economic continue to slowly improve, declines in real estate values and financial stress on borrowers as a result of an uncertain economic environment could have an adverse effect on the Company’s borrowers and their ability to repay their loans to us, which could adversely affect the Company’s business, financial condition and results of operations.  In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets.  A sustained weakness or further weakening of these conditions in the markets in which we operate would likely have an adverse effect on us and others in the financial institutions industry.  For example, further deterioration in economic conditions in our markets could drive losses beyond that which is provided for in our ALLL.  We may also face the following risks in connection with these events:

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

·	Performance of the underlying loans in mortgage backed securities may deteriorate to potentially cause OTTI markdowns to our investment portfolio.

We may suffer losses in our loan portfolio in excess of our allowance for loan losses.

Our total nonperforming assets amounted to $2.5 million, or 0.12% of our total assets, at December 31, 2014, down from $3.4 million or 0.20% at December 31, 2013.  We had $684,000 of net loan charge-offs for 2014, down from $1.7 million in 2013.  Our provision for loan losses was $4.7 million in 2014, up from $1.9 million in 2013.  If increases in our nonperforming assets occur in the future, our net loan charge-offs and/or provision for loan losses may also increase which may have an adverse effect upon our future results of operations.

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

Adverse economic conditions in California may cause us to suffer higher default rates on our loans and reduce the value of the assets we hold as collateral.

Our business activities and credit exposure are concentrated in California.  Difficult economic conditions, including state and local government deficits, in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  In addition, demand for our products and services may decline.  Declines in the California real estate market could hurt our business, because the vast majority of our loans are secured by real estate located within California.  As of December 31, 2014, approximately 58% of our loans secured by real estate were located in California.  If real estate values were to decline, especially in California, the collateral for our loans provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

Our level of credit risk could increase due to our focus on commercial lending and the concentration on small and middle market business customers with heightened vulnerability to economic conditions.

As of December 31, 2014, our commercial real estate loans amounted to $622.2 million, or 38.2% of our total loan portfolio, and our commercial business loans amounted to $781.4 million, or 47.8% of our total loan portfolio.  At such date, our largest outstanding commercial business loan was $34.1 million and our largest multiple borrower relationship and largest outstanding commercial real estate loan was also $34.1 million.  Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could adversely affect our results of operations.

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

We are currently involved in litigation relating to the origination of certain subprime mortgages that prior management purchased on the secondary market (and later sold), as well as other actions arising in the ordinary course of business.  After a lengthy period of inactivity, we were contacted by plaintiffs’ counsel in the litigation relating to the origination of certain subprime mortgages to schedule depositions and discovery, and prepare the case to go to trial in 2015.  The Board of Directors of the Company determined to establish a $1.7 million reserve related to the lawsuit during the fourth quarter of 2014, which the Board of Directors believes to be a reasonable estimate of the Company’s exposure as of December 31, 2014.  There is no guarantee that this litigation will be resolved, if at all, for the amount of the reserve.  A significant judgment against us in connection with any pending or future litigation could harm our business and results of operations.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2014, $201.6 million of our securities were classified as available-for-sale.  At such date, the aggregate net unrealized gain on our available-for-sale securities was $880,000.  We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income/loss.  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share.  This decrease will occur even though the securities are not sold.  In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

For the year ended December 31, 2014, we reported a non-cash, OTTI recovery of $29,000 on our securities portfolio.  We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process.  No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.  At December 31, 2014, we had stock holdings in the FHLB of San Francisco totaling $8.0 million, and other stock holdings of $9.0 million which included stock from FRB, a CRA investment, and TIB.  The stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  For the year ended December 31, 2014, we did not recognize an impairment charge related to our stock holdings.  There can be no assurance that future negative changes to the financial condition of the issuers may require us to recognize an impairment charge with respect to such stock holdings.

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

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Given the recent disruptions in the financial markets over the last several years and potential new regulatory initiatives, new regulations and laws that may affect us are increasingly likely.  Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change.  There are currently proposed laws, rules and regulations that, if adopted, would impact our operations.  These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 continues to materially affect our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that are anticipated to affect our operations include:

·	Changes to regulatory capital requirements and how we plan capital and liquidity levels;
·	Creation of new government regulatory agencies, including the CFPB, which possesses broad rule-making and enforcement authorities;
·	Restrictions that will impact the nature of our incentive compensation programs for executive officers;
·	Changes in insured depository institution regulations and assessments;
·	Mortgage loan origination and risk retention; and
·	Potential new and different litigation and regulatory enforcement risks.

While some provisions of the Dodd-Frank Act became effective immediately upon its enactment and others have come into effect over the last few years, many provisions still require regulations to be promulgated by various federal agencies in order to be implemented.  Some of these regulations have been proposed by the applicable federal agencies but not yet finalized.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

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

We expect to face increased regulation and supervision of our industry as a result of the past financial crisis.  The effects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.

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

Federal and state banking agencies, including the Federal Reserve, the DBO and the FDIC, periodically conduct examinations of our business, including compliance with laws and regulations.  If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

We may in the future engage in additional FDIC-assisted transactions, which could present additional risk to our business.

We completed acquisitions of assets and assumption of deposits and liabilities of CNB on February 11, 2011 and of PDNB on April 27, 2012 from the FDIC.  We acquired the assets and assumed the liabilities of CNB and PDNB without entering into a loss sharing agreement with the FDIC.  In the current economic environment, and subject to any requisite regulatory consent, we may potentially be presented with additional opportunities to acquire the assets and liabilities of other failed banks in FDIC-assisted transactions.  The CNB acquisition, the PDNB acquisition and any future acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  However, because FDIC-assisted transactions are structured in a manner that would not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution, we may face additional risks if we engage in FDIC-assisted transactions.  The risks related to the CNB acquisition, the PDNB acquisition and other future FDIC-assisted transactions include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We may not be successful in overcoming these risks or any other problems encountered in connection with the CNB acquisition, the PDNB acquisition or other future FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.

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

On March 15, 2013, we acquired FAB, which is exclusively focused on providing deposit and other services to HOAs and HOA management companies nationwide.  A majority of our HOA customers are also customers of the HOA management companies controlled by Associations, Inc. (“Associa”).  At December 31, 2014, approximately 72% of the HOA transaction deposits we held were derived from our relationship with Associa.  We will continue to rely on the relationship with Associa to solicit HOA deposits as deemed necessary.  If Associa or its HOA management companies lose some or all of their HOA customers, fall into financial or legal difficulty or elect to reduce the amount of HOA customers that it directs to us, it could have a material and adverse effect upon our business, including the decline or total loss of all of the deposits from the HOA management companies and the HOAs.  We cannot assure you that we would be able to replace the relationship with Associa and its HOA management companies if any of these events occurred, which could have a material and adverse impact on our business, financial condition and results of operations.  In connection with the closing of the FAB acquisition, we appointed John Carona to the boards of directors of the Company and the Bank.  Mr. Carona is the chief executive officer and sole shareholder of Associa.

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

We are dependent on our key personnel.

Our future operating results depend in large part on the continued services of our key personnel, including Steven R. Gardner, our President and Chief Executive Officer, who developed and implemented our new business strategy.  The loss of Mr. Gardner could have a negative impact on the success of our business strategy.  In addition, we rely upon the services of Eddie Wilcox, our Senior Executive Vice President and Chief Banking Officer, and our ability to attract and retain highly skilled personnel.  We do not maintain key-man life insurance on any employee other than Mr. Gardner.  We cannot assure you that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business.  The unexpected loss of services of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  In addition, recent regulatory proposals and guidance relating to compensation may negatively impact our ability to retain and attract skilled personnel.

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in Irvine, California, and approximately 58% of our loans secured by real estate were located in California at December 31, 2014.  In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in Irvine and San Diego, California.  Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides.  Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our websites, which would prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems.  A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans.  Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans.  Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans.  California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected.  Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster.  The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “PPBI,” but there has historically been a relatively low trading volume in our common stock.  Although we recently issued additional shares of our common stock in our acquisition of Independence Bank that closed in January 2015, we may continue to experience a limited trading market for our common stock, which may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock.  Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.  In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue.

We have retained earnings, if any, to provide funds for use in our business.

It is our policy to retain earnings, if any, to provide funds for use in our business.  We have never declared or paid dividends on our common stock.  In addition, in order to pay cash dividends over time to our stockholders, we would most likely need to obtain funds from the Bank.  The Bank’s ability, in turn, to pay dividends to us is subject to restrictions set forth in the Financial Code.  The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of (1) a bank’s retained earnings; or (2) a bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year.  In the event that banking regulators determine that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the regulators may order the bank to refrain from making a proposed distribution.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Location			Leased or Owned	Original Year Leased or Acquired	Date of Lease Expiration	Net Book Value of Property or Leasehold Improvements at December 31, 2014

Corporate Headquarters:	17901 Von Karman, Suites 200 & 1200	Irvine, CA 92614	Leased	2012	2020	$1,274,220	(*)

Branch Office:	19011 Magnolia Street	Huntington Beach, CA 92646	Owned (a) (b)	2005	2023	$788,900

Branch Office:	4957 Katella Avenue, Suite B	Los Alamitos, CA 90720	Leased	2005	2020	$36,381

Branch Office:	4667 MacArthur Blvd.	Newport Beach, CA 92660	Leased	2005	2016	$113,340

Branch Office:	74-150 Country Club Drive	Palm Desert, CA 92260	Owned	2011	N.A.	$1,479,371

Branch Office:	73-745 El Paseo	Palm Desert, CA 92260	Leased	2012	2017	$18,514

Branch Office:	1711 East Palm Canyon Drive	Palm Springs, CA 92264	Leased	2011	2016	$20,548

Branch Office:	901 East Tahquitz Canyon Way	Palm Springs, CA 92262	Leased	2011	2018	$25,864

Branch Office:	1598 E Highland Avenue	San Bernardino, CA 92404	Leased	1986	2015	$108,130

Branch Office:	13928 Seal Beach Blvd.	Seal Beach, CA 90740	Leased	1999	2017	$996

Branch Office:	2550 Fifth St., Ste 1010	San Diego, CA 92103	Leased	2013	2018	$879,263

Branch Office:	781 Garden View Court St., Ste 100	Encinitas, CA 92024	Leased	2013	2017	$19,109

Branch Office:	1110 Rosecrans St., Ste 101	Point Loma, CA 92106	Leased	2013	2015	$11,204

HOA Office:	12001 N. Central Expressway, Ste 1165	Dallas, TX 75243	Leased	2013	2017	$938

HOA Office:	300 Winding Brook Dr., 2nd Flr.	Glastonbury, CT 06033	Leased	2013	2018	$16,427

Franchise Office:	123 Tice Blvd., #102	Woodcliff Lake, NJ 07675	Leased	2014	2019	$115,384

(a) The building is owned, but the land is leased on a long-term basis.
(b) During 2014 we leased to one tenant approximately 1,000 square feet of the 9,937 square feet of our Huntington Beach branch for $2,750 per month. Additionally we leased another tenant for approximately 1,724 square feet of the 9,937 square feet of our Huntington Beach branch for $3,448 per month commencing in August 2014.

* Tenant Improvement Allowance is $1.7 million as of 12/31/14.

All of our existing facilities are considered to be adequate for our present and anticipated future use.  In the opinion of management, all properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

In February 2004, the Bank was named as a defendant in a class action lawsuit entitled “James Baker v. Century Financial, et al,” which alleged violations of the Missouri Second Mortgage Loan Act (the “MSMLA”) by the Bank’s predecessor, Life Bank.  The lawsuit alleged that Missouri homeowners were charged closing costs and related fees exceeding the amount permitted by the MSMLA.  While Life Bank did not originate these mortgages, it did ultimately own and service them for a period of time, which plaintiffs allege creates potential liability under the MSMLA.  The class action lawsuit was filed in the Circuit Court of Clay County, Missouri in 2000.  The lawsuit seeks restitution of all improperly-charged closing fees and costs, prejudgment interest on improperly-charged closing fees and costs, restitution of all interest payments made by the homeowners, prejudgment interest on all interest paid by the homeowners, attorney’s fees, and punitive damages.  In March 2005, the Bank’s motion to dismiss based on statute of limitations arguments was denied by the trial court without a written opinion.  In August 2006, the Bank’s “preemption” motion -- claiming that federal law preempted and superseded the MSMLA as to these loans -- was also denied without a written opinion.  The Bank answered plaintiffs’ complaint, and the parties have exchanged and answered discovery requests.

After a lengthy period of inactivity, the Bank was contacted by plaintiffs’ counsel to schedule depositions and discovery, and prepare the case to go to trial in 2015.  The Board of Directors of the Company determined to establish a $1.7 million reserve related to the lawsuit during the fourth quarter of 2014, which the Board of Directors believes to be a reasonable estimate of the Company’s exposure as of December 31, 2014.

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

As of March 5, 2014, there were approximately 2,300 holders of record of our common stock.  The following table summarizes the range of the high and low closing sale prices per share of our common stock as quoted by the NASDAQ Global Select Market for the periods indicated.

		Sale Price of Common Stock
		High	Low
2013
First Quarter	…………………………………………………….	$13.26	$10.44
Second Quarter	…………………………………………………….	$13.00	$11.50
Third Quarter	…………………………………………………….	$13.82	$12.10
Fourth Quarter	…………………………………………………….	$16.18	$13.10

2014
First Quarter	…………………………………………………….	$17.36	$15.41
Second Quarter	…………………………………………………….	$16.61	$13.65
Third Quarter	…………………………………………………….	$15.33	$13.88
Fourth Quarter	…………………………………………………….	$17.33	$14.05

Stock Performance Graph.  The graph below compares the performance of our common stock with that of the NASDAQ Composite Index (U.S. companies) and the NASDAQ Bank Stocks Index from December 31, 2009 through December 31, 2014.  The graph is based on an investment of $100 in our common stock at its closing price on December 31, 2009.  The Corporation has not paid any dividends on its common stock.

Total Return Analysis	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Pacific Premier Bancorp, Inc.	$100.00	$191.72	$187.57	$302.96	$465.68	$512.72
NASDAQ Composite Index	$100.00	$117.55	$117.91	$137.29	$183.26	$206.09
NASDAQ Bank Stocks Index	$100.00	$111.35	$83.04	$111.88	$152.85	$170.93

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

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2014.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

October-2014	175,500	$15.88	175,500	776,837
November-2014	500	16.15	500	776,337
December-2014	6,627	16.39	6,627	769,710
Total/Average	182,627	$15.90	182,627	769,710

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information at or for each of the years presented.  This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014 and related Notes to Consolidated Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data	(in thousands)
Interest income	$80,324	$63,518	$52,947	$50,225	$41,103
Interest expense	7,704	5,356	7,149	9,596	12,666
Net interest income	72,620	58,162	45,798	40,629	28,437
Provision for loan losses	4,684	1,860	751	3,255	2,092
Net interest income after provision for loans losses	67,936	56,302	45,047	37,374	26,345
Net gains (losses) from loan sales	6,300	3,228	628	(3,605)	(3,332)
Other noninterest income	8,092	5,865	11,944	10,118	2,256
Noninterest expense	54,993	50,815	31,854	26,904	18,948
Income before income tax	27,335	14,580	25,765	16,983	6,321
Income tax	10,719	5,587	9,989	6,411	2,083
Net income	$16,616	$8,993	$15,776	$10,572	$4,238

	As of and For the Year Ended December 31,
	2014	2013	2012	2011	2010
Share Data	(dollars in thousands, except per share data)
Net income (loss) per share:
Basic	$0.97	$0.57	$1.49	$1.05	$0.42
Diluted	$0.96	$0.54	$1.44	$0.99	$0.38

Weighted average common shares outstanding:
Basic	17,046,660	15,798,885	10,571,073	10,092,181	10,033,836
Diluted	17,343,977	16,609,954	10,984,034	10,630,720	11,057,404

Book value per share (basic)	$11.81	$10.52	$9.85	$8.39	$7.83
Book value per share (diluted)	$11.73	$10.44	$9.75	$8.34	$7.18

Selected Balance Sheet Data
Total assets	$2,038,897	$1,714,187	$1,173,792	$961,128	$826,816
Securities and FHLB stock	218,705	271,539	95,313	128,120	168,428
Loans held for sale, net	-	3,147	3,681	-	-
Loans held for investment, net	1,616,422	1,231,923	974,213	730,067	555,538
Allowance for loan losses	12,200	8,200	7,994	8,522	8,879
Total deposits	1,630,826	1,306,286	904,768	828,877	659,240
Total borrowings	186,953	214,401	125,810	38,810	78,810
Total stockholders' equity	199,592	175,226	134,517	86,777	78,602

Performance Ratios
Return on average assets	0.91%	0.62%	1.52%	1.12%	0.53%
Return on average equity	8.76%	5.61%	16.34%	12.91%	5.57%
Average equity to average assets	10.38%	11.13%	9.32%	8.69%	9.55%
Equity to total assets at end of period	9.79%	10.22%	11.46%	9.03%	9.51%
Average interest rate spread	3.97%	4.00%	4.41%	4.49%	3.67%
Net interest margin	4.17%	4.18%	4.62%	4.55%	3.77%
Efficiency ratio (1)	61.35%	64.68%	59.86%	56.50%	59.24%
Average interest-earnings assets to average deposits and borrowings	144.60%	146.75%	129.01%	104.74%	105.88%
Pacific Premier Bank Capital Ratios
Tier 1 capital to adjusted total assets	11.29%	10.03%	12.07%	9.44%	10.29%
Tier 1 capital to total risk-weighted assets	12.72%	12.34%	12.99%	11.68%	14.12%
Total capital to total risk-weighted assets	13.45%	12.97%	13.79%	12.81%	15.38%
Pacific Premier Bancorp, Inc. Capital Ratios
Tier 1 capital to adjusted total assets	9.18%	10.29%	12.71%	9.50%	10.41%
Tier 1 capital to total risk-weighted assets	10.30%	12.54%	13.61%	11.69%	14.16%
Total capital to total risk-weighted assets	14.46%	13.17%	14.43%	12.80%	15.42%
Asset Quality Ratios
Nonperforming loans, net, to gross loans	0.09%	0.18%	0.22%	0.82%	0.58%
Nonperforming assets, net as a percent of total assets	0.12%	0.20%	0.38%	0.76%	0.40%
Net charge-offs to average total loans, net	0.05%	0.16%	0.16%	0.53%	0.39%
Allowance for loan losses to gross loans at period end	0.75%	0.66%	0.81%	1.15%	1.56%
Allowance for loan losses as a percent of nonperforming loans, gross at period end	844.88%	364.28%	362.38%	139.87%	270.95%

(1) Represents the ratio of noninterest expense less other real estate owned operations, core deposit intangible amortization and non-recurring merger related expense to the sum of net interest income before provision for loan losses and total noninterest income less gains/(loss) on sale of securities, other-than-temporary impairment recovery (loss) on investment securities, and gain on acquisitions.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Our principal business is attracting deposits from small and middle market businesses and consumers and investing those deposits together with funds generated from operations and borrowings, primarily in commercial business loans and various types of commercial real estate loans.  In 2015, the Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings and internally generated funds.  Deposit flows and cost of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of savings in the Company’s market area.  The Company generates the majority of its revenues from interest income on loans that it originates and purchases, income from investment in securities and service charges on customer accounts.  The Company’s revenues are partially offset by interest expense paid on deposits and borrowings, the provision for loan losses and noninterest expenses, such as operating expenses.  The Company’s operating expenses primarily consist of employee compensation and benefit expenses, premises and occupancy expenses, data processing and communication expenses and other general expenses. The Company's results of operations are also affected by prevailing economic conditions, competition, government policies and other actions of regulatory agencies.

Acquisitions

We have completed six acquisitions since 2010: CNB (FDIC-assisted, geographic expansion, closed February 2011), PDNB (FDIC-assisted, in market consolidation, closed April 2012), FAB (open bank, nationwide HOA line of business, closed March 2013), SDTB (open bank, geographic expansion, closed June 2013), Infinity (nationwide lender to franchisees in the QSR industry, closed January 2014) and Independence Bank (open bank, geographic expansion, closed January 2015, as further described below).  For further information concerning our acquisitions completed in fiscal year 2013, see Note 20 to the Consolidated Financial Statements included in Item 8 hereof.  These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates.

Recent Developments

On October 22, 2014, the Company announced that it had entered into a definitive agreement to acquire Independence Bank, a Newport Beach, California, based state-chartered bank with six branches located in Orange County and Riverside County.  This transaction will strengthen the Company’s competitive position as one of the premier banks headquartered in Southern California.  The acquisition was completed on January 26, 2015, whereby we acquired $424.0 million in total assets, $334.7 million in loans and $336.1 million in total deposits.  This transaction allowed us to acquire a commercial banking franchise in our backyard.  The Independence Bank branch locations will connect our existing footprint between Orange County and the broader Coachella Valley and represents an important element of our strategic growth plan by providing meaningful operational scale in our core markets.  The acquisition also allows us to deploy a portion of our current capital base into a compelling investment which we anticipate will produce attractive returns for shareholders.  Under the terms of the merger agreement, each share of Independence Bank common stock was converted into the right to receive $13.75 per share in cash or 0.9259 shares of Company common stock, or a combination thereof, subject to the overall requirement that approximately 10% of the consideration will be in the form of cash and approximately 90% will be in the form of Company common stock.  The value of the total deal consideration was $78.5 million, which includes $6.1 million of cash consideration for Independence Bank common stockholders, $1.5 million of aggregate cash consideration to the holders of Independence Bank stock options and warrants, and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Company’s common stock on January 26, 2015 of $15.83 per share.

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

We consider the determination of ALLL to be among our critical accounting policies that require judicious estimates and assumptions in the preparation of the Company’s financial statements that is particularly susceptible to significant change.  For further information on the ALLL, see “Business—Allowances for Loan Losses” and Notes 1 and 5 to the Consolidated Financial Statements in Item 8 hereof.

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

Operating Results

Overview.  For 2014, including non-recurring merger-related expenses of $864,000 associated with the pending acquisition of Independence Bank and $626,000 associated with the acquisition of Infinity, and a non-recurring $1.7 million litigation expense, the Company recorded net income of $16.6 million, or $0.96 per diluted share.  For 2013, including non-recurring merger-related expenses of $5.0 million associated with the acquisition of SDTB, $1.7 million associated with the acquisition of FAB and $203,000 associated with the acquisition of Infinity, the Company recorded net income of $9.0 million or $0.54 per share on a diluted basis.  For 2012, including a one-time bargain purchase gain of $5.3 million and a non-recurring merger-related expenses of $500,000, the Company recorded net income of $15.8 million or $1.44 per diluted share.

Excluding the one-time bargain purchase gain, non-recurring merger-related expenses and litigation expense detailed above, the Company reported adjusted net income for 2014 of $18.5 million or $1.07 per share on a diluted basis, compared with adjusted net income for 2013 of $13.3 million or $0.80 per share on a diluted basis and adjusted net income for 2012 of $12.5 million or $1.14 per share on a diluted basis.

The Company’s pre-tax income totaled $27.3 million in 2014, compared with a pre-tax income of $14.6 million in 2013.  The $12.8 million increase in the Company’s pre-tax income for 2014, compared to 2013 was primarily due to:

·	Higher net interest income of $14.5 million which was primarily related to an increase in interest earning assets from organic growth as well as acquisitive growth;
·
Higher noninterest income primarily from an increase in net gains from the sales of loans of $3.1 million and an increase in loan servicing fees of $1.3 million and settlement proceeds of $1.1 million related to properties received from our FDIC-assisted acquisitions; and

·	Lower non-recurring merger-related expenses of $5.4 million associated with our acquisition activities.

These increases to the Company’s pre-tax income for 2014 were partially offset by higher operating expenses primarily from compensation and benefits of $5.7 million, primarily related to an increase in staff from our acquisition activity and internal growth, an established litigation expense of $1.7 million within our other expense category and higher deposit expenses of $1.1 million related to increase in deposit balances.  In addition, our provision expense increased by $2.8 million, primarily related to our growth in the loan portfolio.

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

For 2014, our return on average assets was 0.91% and our return on average equity was 8.76%.  These returns were up from our 2013 returns of 0.62% on average assets and 5.61% on average equity, but down from our 2012 returns of 1.52% on average assets and 16.34% on average equity.

Excluding the one-time bargain purchase gain, non-recurring merger-related expenses and litigation expense detailed above, the Company’s 2014 adjusted return on average assets was 1.01% and adjusted return on average equity was 9.77%, compared with an adjusted return on average assets of 0.92% and an adjusted return on average equity of 8.27% for 2013 and an adjusted return on average assets of 1.21% and an adjusted return on average equity of 12.99% for 2012.

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

For 2014, net interest income totaled $72.6 million, up $14.5 million or 24.9% over net interest income in 2013.  The increase reflected an increase in interest-earning assets of $349.2 million, partially offset by a decrease in the net interest margin of 1 basis point to 4.17%.  The increase in interest-earning assets was primarily related to our organic loan growth and a full year’s impact from our acquisitions of SDTB and FAB in 2013 and our acquisition of Infinity in early 2014.  The decrease in net interest margin is mainly attributable to an increase in borrowing costs of 22 basis points, which increased interest-bearing liability costs by 8 basis points.  This increase in borrowing costs was partially offset by an increase in yield on average interest-earning assets of 5 basis points, primarily from deploying liquidity received in our acquisitions during 2013 to create a higher mix of loans, partially offset by a lower yield on loans of 32 basis points.  The lower loan yield primarily related to interest rates on loan originations during 2013 and 2014 that produced yields lower than the average yield on our existing loan portfolio.

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

	For the Year Ended December 31,
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(dollars in thousands)
Assets
Interest-earning assets:
Cash and cash equivalents	$81,035	$140	0.17%	$93,272	$184	0.20%	$63,485	$110	0.17%
Federal funds sold	255	1	0.39%	26	-	0.00%	27	-	0.00%
Investment securities	244,854	5,447	2.22%	266,854	5,527	2.07%	142,534	3,178	2.23%
Loans receivable, net (1)	1,414,973	74,736	5.28%	1,031,740	57,807	5.60%	785,880	49,659	6.32%
Total interest-earning assets	1,741,117	80,324	4.61%	1,391,892	63,518	4.56%	991,926	52,947	5.34%
Noninterest-earning assets	86,818			49,663			44,203
Total assets	$1,827,935			$1,441,555			$1,036,129
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$134,056	$161	0.12%	$94,718	$116	0.12%	$56,061	$82	0.15%
Money market	469,123	1,442	0.31%	367,769	1,017	0.28%	166,787	724	0.43%
Savings	75,068	110	0.15%	78,815	123	0.16%	86,619	269	0.31%
Time	377,333	3,324	0.88%	325,439	2,809	0.86%	411,442	4,778	1.16%
Total interest-bearing deposits	1,055,580	5,037	0.48%	866,741	4,065	0.47%	720,909	5,853	0.81%
FHLB advances and other borrowings	117,694	1,124	0.96%	71,447	984	1.38%	37,654	970	2.58%
Subordinated debentures	30,858	1,543	5.00%	10,310	307	2.98%	10,310	326	3.16%
Total borrowings	148,552	2,667	1.80%	81,757	1,291	1.58%	47,964	1,296	2.70%
Total interest-bearing liabilities	1,204,132	7,704	0.64%	948,498	5,356	0.56%	768,873	7,149	0.93%
Noninterest-bearing	415,983			$318,985			$160,851
Other liabilities	18,161			13,681			9,848
Total liabilities	1,638,276			1,281,164			939,572
Stockholders' equity	189,659			160,391			96,557
Total liabilities and equity	$1,827,935			$1,441,555			$1,036,129
Net interest income		$72,620			$58,162			$45,798
Net interest rate spread			3.97%			4.00%			4.41%
Net interest margin			4.17%			4.18%			4.62%
Ratio of interest-earning assets to interest-bearing liabilities			144.60%			146.75%			129.01%

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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

·	Changes in volume (changes in volume multiplied by prior rate);
·	Changes in interest rates (changes in interest rates multiplied by prior volume); and
·	The change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Compared to			Compared to
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Increase (decrease) due to			Increase (decrease) due to
	Average	Average		Average	Average
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$(19)	$(25)	$(44)	$15	$59	$74
Federal funds sold	1	-	1	-	-	-
Investment securities	389	(469)	(80)	(243)	2,592	2,349
Loans receivable, net	(3,467)	20,396	16,929	(6,120)	14,268	8,148
Total interest-earning assets	(3,096)	19,902	16,806	(6,348)	16,919	10,571
Interest-bearing liabilities
Transaction accounts	113	344	457	(476)	657	181
Retail certificates of deposit	65	450	515	(1,088)	(881)	(1,969)
FHLB advances and other borrowings	(363)	503	140	(590)	604	14
Subordinated debentures	314	922	1,236	(19)	-	(19)
Total interest-bearing liabilities	129	2,219	2,348	(2,173)	380	(1,793)
Changes in net interest income	$(3,225)	$17,683	$14,458	$(4,175)	$16,539	$12,364

Provision for Loan Losses.  For 2014, we recorded a $4.7 million provision for loan losses, up from $1.9 million recorded in 2013.  The $2.8 million increase in the provision for loan losses was primarily attributable to the growth in our loan portfolio during the year, and to a lesser extent, the change in our loan composition.  Net loan charge-offs for 2014 amounted to $684,000, down from $1.7 million in 2013.

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

Noninterest Income.  For 2014, noninterest income totaled $14.4 million, up $5.3 million or 58.3% from 2013.  The increase was primarily related to gain on sale of loans of $3.1 million, loan servicing fees of $1.3 million and other income of $957,000.  During 2014, we sold $54.1 million in SBA loans at a 10% overall premium and $37.5 million in commercial real estate and multifamily loans at an overall premium of 3%, compared to 2013 in which we sold $24.6 million in SBA and government guaranteed loans at an overall premium of 12% and $10.8 million in commercial real estate and multifamily loans at an overall premium of 2%.  The increase in loan servicing fees primarily related to increased loans and higher prepayment fees in 2014, compared to those in 2013.  The increase in other income primarily related to a $1.1 million in settlement proceeds recorded in 2014 related to properties received from our FDIC-assisted acquisitions.

For 2013, noninterest income totaled $9.1 million, down from $12.6 million recorded in 2012.  The decrease of $3.5 million or 27.8% was primarily related to the one-time bargain purchase gain of $5.3 million recorded from the acquisition of PDNB in 2012, the net gain of $597,000 from the sale of our corporate offices and associated fixed assets in 2012 and lower net gains from the sale of investment securities of $409,000 in 2013, partially offset by an increase in gain on sale of loans of $2.6 million.

Noninterest Expense.  For 2014, noninterest expense totaled $55.0 million, up $4.2 million or 8.2% from 2013.  The increase was primarily due to the full year’s impact of expenses added as a result of the acquisitions of SDTB and FAB and the acquisition of Infinity in the first quarter of 2014, along with costs associated with organic growth that included the expansion of our lending platform to increase loan production throughout 2013 and 2014.  The increase in noninterest expense in 2014 was primarily comprised of higher compensation and benefits costs of $5.7 million; higher other expense of $2.2 million, which includes a $1.7 million litigation expense; higher deposit expenses of $1.1 million; higher premises and occupancy expense of $811,000; and higher professional expense of $377,000.  Concerning the $1.7 million litigation expense, the Board of Directors of the Company determined to establish a $1.7 million expense related to the lawsuit, which is discussed in more detail in Item 3 above, during the fourth quarter of 2014, which the Board of Directors believes to be a reasonable estimate of the Company’s exposure concerning this lawsuit as of December 31, 2014.  Partially offsetting these increases was a decrease in non-recurring merger-related expense of $5.4 million, lower data processing and communications costs of $510,000, primarily associated with lower negotiated core system provider costs, and lower other real estate owned operations of $543,000.

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

Our efficiency ratio was 61.35% for 2014, compared to 64.68% for 2013 and 57.41% for 2012.  The increase in the efficiency ratio in 2013 compared to 2012 was primarily related to the time required to redeploy the liquidity received from the acquisitions we completed in 2013 and the expansion of our lending platform to increase loan production.

Income Taxes.  The Company recorded income taxes of $10.7 million in 2014, compared with $5.6 million in 2013 and $10.0 million in 2012.  Our effective tax rate was 39.2% for 2014, 38.3% for 2013, and 38.8% for 2012.  The effective tax rate in each year is affected by various items, including enterprise zone net interest deductions, interest expense related to payments of prior year taxes, and adjustments to income tax reserves related to management’s favorable assessment of our income tax exposure.  The net impact of these items were expense reductions of $358,000 in 2014, $265,000 in 2013, $755,000 in 2012.  See Note 11 to the Consolidated Financial Statements included in Item 8 hereof for further discussion of income taxes and an explanation of the factors which impact our effective tax rate.

Financial Condition

At December 31, 2014, total assets of the Company were $2.0 billion, up $324.7 million or 18.9% from total assets of $1.7 billion at December 31, 2013 The increase in assets since year-end 2013 was primarily related to the increase in loans held for investment of $388.5 million associated with organic loan growth and the acquisition of Infinity, which added assets at the acquisition date of $80.2 million, including $78.8 million in loans.  Partially offsetting these increases in assets was a reduction in investment securities available for sale of $54.5 million and cash and cash equivalents of $15.9 million.

Investment securities available for sale totaled $201.6 million at December 31, 2014, down $54.5 million or 21.3% from December 31, 2013.  The decrease in investment securities since year-end 2013 was primarily due to sales of $164.8 million and principal pay downs of $28.7 million, partially offset by purchases of $135.6 million.  In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations, while the sales were made to help fund loan production, which improved our interest-earning asset mix, and helped to prepare for the Independence Bank acquisition, which closed in January 2015.  The total end of period weighted average interest rate on investments at December 31, 2014 was 1.95%, compared to 2.21% at December 31, 2013.

Net loans held for investment totaled $1.6 billion at December 31, 2014, an increase of $384.5 million or 31.2% from December 31, 2013.  The increase in loans from December 31, 2013 included $78.8 million of C&I loans from our acquisition of Infinity, as well as organic growth in real estate loans of $110.6 million, C&I loans of $241.2 million, warehouse facilities loans of $26.3 million and SBA loans of $17.7 million, partially offset by a decrease in commercial owner occupied loans of $10.1 million.  The total end of period weighted average interest rate on loans at December 31, 2014 was 4.91%, compared to 4.95% at December 31, 2013.

At December 31, 2014, total deposits were $1.6 billion, up $324.5 million or 24.8% from December 31, 2013.  The increase in deposits since year-end 2013 included increases in money market of $98.7 million, noninterest bearing checking of $90.0 million, brokered certificates of deposit of $72.4 million and retail certificates of deposit of $54.6 million.  The brokered deposits were raised in the third and fourth quarter of 2014 to lengthen the overall maturity of our liabilities and support our interest rate risk management strategies.  These brokered deposits had a weighted average term of 18 months at closing and at an all-in cost of 66 basis points.  These deposit decreased the mix of our transaction accounts to 72.9% of total deposits at December 31, 2014, down from 75.9% at December 31, 2013.  The total end of period weighted average interest rate on deposits at December 31, 2014 was 0.36%, compared to 0.33% at December 31, 2013.

At December 31, 2014, total borrowings amounted to $187.0 million, down $27.4 million or 12.8% from December 31, 2013.  The decrease in borrowings at December 31, 2014 from 2013 was primarily related to a decrease in FHLB overnight advances.  On August 29, 2014, the Company completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction.  The net proceeds of the offering were approximately $59 million and are being used for general corporate purposes, including, but not limited to, contribution of capital to the Bank of $40 million to support both organic growth as well as acquisition activities.  Additionally, toward the end of the third quarter of 2014, we locked in borrowings from the FHLB of $25.0 million at 60 basis points for 18 months and $25.0 million at 84 basis points for 2 years.  These borrowings lengthen the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth.  At December 31, 2014, total borrowings represented 9.2% of total assets and had an end of period weighted average cost of 2.74%, compared with 12.5% of total assets at a weighted average cost of 0.63% at December 31, 2013.

At December 31, 2014, our stockholders’ equity amounted to $199.6 million, compared with $175.2 million at December 31, 2013.  The increase of $24.4 million or 13.9% in is primarily due to net income in 2014 of $16.6 million, an increase in additional paid-in capital of $4.2 million, primarily associated with the issuance of common stock in the IFC acquisition which was partially offset by repurchase of common stock during 2014, and improvement in unrealized loss on investment securities net of tax of $3.6 million recorded in accumulated other comprehensive gain (loss) category.

Liquidity

Our primary sources of funds are principal and interest payments on loans, deposits, FHLB advances and other borrowings.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We seek to maintain a level of liquid assets to ensure a safe and sound operation.  Our liquid assets are comprised of cash and unpledged investments.  As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged securities by the sum of deposits that mature in one year or less plus transaction accounts and FHLB advances.  At December 31, 2014, our liquidity ratio was 14.93%, compared with 15.90% at December 31, 2013.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs.  At December 31, 2014, liquid assets of the Company represented approximately 11.8% of total assets, compared to 13.0% at December 31, 2013.  At December 31, 2014, the Company had seven unsecured lines of credit with other correspondent banks to purchase federal funds totaling $82.0 million, one reverse repo line with a correspondent bank of $50.0 million and access through the Federal Reserve Bank discount window to borrow $3.3 million, as business needs dictate.  We also have a line of credit with the FHLB allowing us to borrow up to 45% of the Bank’s total assets.  At December 31, 2014, we had a borrowing capacity of $527.4 million, based on collateral pledged at the FHLB, with $70.0 million outstanding in FHLB borrowing.  The FHLB advance line is collateralized by eligible loans and FHLB stock.  At December 31, 2014, we had approximately $618.6 million of collateral pledged to secure FHLB borrowings.

At December 31, 2014, we had outstanding commitments to originate or purchase loans for $355.0 million, compared with $18.0 million at December 31, 2013.

At December 31, 2014, the Company’s loan to deposit and borrowing ratio was 89.6%, compared with 81.8% at December 31, 2013.  The increase in the ratio from year-end 2013 to 2014 was primarily associated with our loans increasing at a faster rate relative to our deposits and borrowings during the period.  Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2014, totaled $285.9 million.  We expect to retain a substantial portion of the maturing certificates of deposit at maturity.

The Company has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At December 31, 2014, the Company had $72.4 million in brokered time deposits.  At December 31, 2013, there were no brokered time deposits outstanding.

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

The Financial Code provides that a bank may not make a cash distribution to its stockholders in excess of the lesser of a (i) bank’s retained earnings; or (ii) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the stockholders of the bank during such period.  However, a bank may, with the approval of the DBO, make a distribution to its stockholders in an amount not exceeding the greatest of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year.  In the event that the DBO determines that the stockholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution.  Under these provisions, the amount available for distribution from the Bank to the Corporation was approximately $45.9 million at December 31, 2014.

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

At December 31, 2014, the Bank’s leverage capital amounted to $221.5 million and risk-based capital amounted to $234.1 million.  At December 31, 2013, the Bank’s leverage capital was $160.5 million and risk-based capital was $168.7 million.  Pursuant to regulatory guidelines under prompt corrective action rules, a bank must have total risk-based capital of 10.00% or greater, Tier 1 risk-based capital of 6.00% or greater and Tier I capital to adjusted tangible assets of 5.00% or greater to be considered ‘‘well capitalized.’’  At December 31, 2014, the Bank’s total risk-based capital ratio was 13.45%, Tier 1 risk-based capital ratio was 12.72% and Tier I to adjusted tangible assets capital ratio was 11.29%.  See Note 2 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the Bank’s and Company’s capital ratios.

Contractual Obligations and Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs.  The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, at the date indicated:

	At December 31, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual Obligations
FHLB advances	$20,000	$50,000	$-	$-	$70,000
Other borrowings	18,143	-	28,500	-	46,643
Subordinated debentures	-	-	-	70,310	70,310
Certificates of deposit	285,907	152,796	2,405	565	441,673
Operating leases	3,023	5,089	3,608	736	12,456
Total contractual cash obligations	$327,073	$207,885	$34,513	$71,611	$641,082

Off-Balance Sheet Arrangements

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	At December 31, 2014
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other unused commitments
Commercial and industrial	$74,083	$16,448	$772	$48,841	$140,144
Warehouse facilities	-	-	-	105,261	105,261
Commercial non-owner occupied	875	-	-	71	946
Multi-family	44	22	8,000	-	8,066
One-to-four family	296	1,244	50	6,968	8,558
Construction	28,239	44,719	-	9,106	82,064
Other loans	441	-	6	1,548	1,995
Standby letters of credit	488	-	-	7,502	7,990
Total commitments	$104,466	$62,433	$8,828	$179,297	$355,024

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

Economic Value of Equity.  The Company’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in the Company’s EVE under alternative interest rate scenarios, primarily non-parallel interest rate shifts over a twelve month period in 100 basis point increments.  The model computes the net present value of capital by discounting all expected cash flows from assets, liabilities under each rate scenario.  First, we estimate our net interest income for the next twelve months and the current EVE assuming no change in interest rates from those at period end.  Once this "base-case" has been estimated, we make calculations for each of the defined changes in interest rates and include any anticipated differences in the prepayment speeds of loans.  We then compare those results against the base case to determine the estimated change to net interest income and EVE due to the changes in interest rates.  An EVE ratio is defined as the EVE divided by the market value of assets within the same scenario.  The sensitivity measure is the largest decline in the EVE ratio, measured in basis points, caused by an increase or decrease in rates, and the higher an institution’s sensitivity measure, the greater exposure it has to interest rate risk.

The following table shows the EVE and projected change in the EVE of the Company at December 31, 2014, assuming non-parallel interest rate shifts over a twelve month period of 100, 200, and 300 basis points ("BP"):

As of December 31, 2014
(dollars in thousands)
					EVE as % of Portfolio
Economic Value of Equity					Value of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	% Change (BP)

+300 BP	$396,950	$31,890	8.7%	20.14%	279 BP
+200 BP	400,681	35,621	9.8%	19.94%	259 BP
+100 BP	396,981	31,921	8.7%	19.38%	203 BP
Static	365,060	--	--	17.35%	--
-100 BP	342,855	(22,205)	(6.1)%	16.08%	-127 BP
-200 BP	308,308	(56,752)	(15.5)%	14.42%	-293 BP
-300 BP	279,282	(85,778)	(23.5)%	13.04%	-431 BP

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

Selected Assets and Liabilities which are Interest Rate Sensitive. The following table provides information regarding the Company’s primary categories of assets and liabilities that are sensitive to changes in interest rates for the year ended December 31, 2014.  The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate.  The cash flows for loans are based on maturity and re-pricing date.  The loans and MBSs that have adjustable rate features are presented in accordance with their next interest-repricing date.  Cash flow information on interest-bearing liabilities, such as passbooks, NOW accounts and money market accounts is also adjusted for expected decay rates, which are based on historical information.  In addition, for purposes of cash flow presentation, premiums or discounts on purchased assets and mark-to-market adjustments are excluded from the amounts presented.  All certificates of deposit and borrowings are presented by maturity date.  The weighted average interest rates for the various assets and liabilities presented are based on the actual rates that existed at December 31, 2014.  The degree of market risk inherent in loans with prepayment features may not be completely reflected in the disclosures.  Although we have taken into consideration historical prepayment trends adjusted for current market conditions to determine expected maturity categories, changes in prepayment behavior can be triggered by changes in many variables, including market rates of interest.  Unexpected changes in these variables may increase or decrease the rate of prepayments from those anticipated.  As such, the potential loss from such market rate changes may be significantly larger.

	At December 31, 2014
	Maturities and Repricing
	2015	2016	2017	2018	2019		Total	Fair
	Year 1	Year 2	Year 3	Year 4	Year 5	Thereafter	Balance	Value
	(dollars in thousands)
Selected Assets
Investments and federal funds, other than MBS	$17,342	$1,297	$1,998	$4,942	$4,652	$76,772	$107,003	$107,003
Weighted average interest rate	2.82%	0.90%	1.42%	1.05%	1.46%	2.09%	2.11%

Mortgage - backed securities Fixed rate	$-	$-	$-	$-	$-	$103,051	$103,051	$103,051
Weighted average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.91%	1.91%

Mortgage - backed securities Adjustable rate	$4,615	$2,210	$2,101	$-	$-	$-	$8,926	$8,926
Weighted average interest rate	0.64%	0.63%	1.15%	0.00%	0.00%	0.00%	0.76%

Gross Loans - fixed rate	$24,573	$7,947	$23,676	$7,384	$29,162	$201,108	$293,850	$198,513
Weighted average interest rate	6.42%	6.03%	6.22%	4.34%	5.63%	5.21%	5.43%

Gross Loans - adjustable rate	$566,368	$37,240	$167,384	$220,411	$194,293	$148,899	$1,334,595	$1,918,206
Weighted average interest rate	4.97%	4.45%	4.54%	4.68%	4.85%	4.65%	4.80%
Total interest-sensitive assets	$612,898	$48,694	$195,159	$232,737	$228,107	$529,830	$1,847,425	$2,335,699
Weighted average interest rate	4.93%	4.44%	4.67%	4.59%	4.88%	3.96%	4.56%

Selected Liabilities
Interest-bearing transaction accounts	$732,399	$-	$-	$-	$-	$-	$732,399	$1,216,847
Weighted average interest rate	0.27%	0.00%	0.00%	0.00%	0.00%	0.00%	0.27%

Certificates of deposit	$285,907	$142,396	$10,400	$1,307	$1,098	$565	$441,673	$519,898
Weighted average interest rate	0.88%	0.89%	1.06%	1.63%	1.18%	1.01%	0.89%

FHLB advances	$20,000	$50,000	$-	$-	$-	$-	$70,000	$70,025
Weighted average interest rate	0.27%	0.72%	0.00%	0.00%	0.00%	0.00%	0.59%

Other borrowings and subordinated debentures	$18,143	$-	$-	$28,500	$-	$70,310	$116,953	$81,768
Weighted average interest rate	0.10%	0.00%	0.00%	3.26%	0.00%	5.34%	4.02%
Total interest-sensitive liabilities	$1,056,449	$192,396	$10,400	$29,807	$1,098	$70,875	$1,361,025	$1,888,538
Weighted average interest rate	0.43%	0.85%	1.06%	3.19%	1.18%	5.31%	0.81%

The Company does not have any direct market risk from foreign exchange or commodity exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pacific Premier Bancorp, Inc. and Subsidiaries
Irvine, California

We have audited the accompanying consolidated statements of financial condition of Pacific Premier Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the years in the three year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacific Premier Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 16, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Pacific Premier Bancorp and Subsidiaries
Irvine, California

We have audited Pacific Premier Bancorp and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirement of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the company's internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Reports of Condition and Income (Form FFIEC 041).  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statements of financial condition of the Company as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 16, 2015

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	At December 31,
ASSETS	2014	2013

Cash and due from banks	$110,650	$126,787
Federal funds sold	275	26
Cash and cash equivalents	110,925	126,813
Investment securities available for sale	201,638	256,089
FHLB stock/Federal Reserve Bank stock, at cost	17,067	15,450
Loans held for sale, net	-	3,147
Loans held for investment	1,628,622	1,240,123
Allowance for loan losses	(12,200)	(8,200)
Loans held for investment, net	1,616,422	1,231,923
Accrued interest receivable	7,131	6,254
Other real estate owned	1,037	1,186
Premises and equipment	9,165	9,864
Deferred income taxes	9,383	8,477
Bank owned life insurance	26,822	24,051
Intangible assets	5,614	6,628
Goodwill	22,950	17,428
Other assets	10,743	6,877
TOTAL ASSETS	$2,038,897	$1,714,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Noninterest bearing checking	$456,754	$366,755
Interest-bearing checking	131,635	120,886
Money Market/Savings	600,764	503,989
Retail Certificates of Deposit	365,168	300,730
Wholesale Certificates of Deposit	76,505	13,926
Total deposits	1,630,826	1,306,286
FHLB advances and other borrowings	116,643	204,091
Subordinated debentures	70,310	10,310
Accrued expenses and other liabilities	21,526	18,274
Total liabilities	1,839,305	1,538,961

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding	-	-
Common stock, $.01 par value; 25,000,000 shares authorized;16,903,884 shares at December 31, 2014, and 16,656,279 shares at December 31, 2013 issued and outstanding	169	166
Additional paid-in capital	147,474	143,322
Retained earnings	51,431	34,815
Accumulated other comprehensive income (loss), net of tax (benefit) of $362 at December 31, 2014 and ($2,152) at December 31, 2013	518	(3,077)
TOTAL STOCKHOLDERS’ EQUITY	199,592	175,226
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,038,897	$1,714,187

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years ended December 31,
	2014	2013	2012
INTEREST INCOME
Loans	$74,736	$57,807	$49,659
Other interest-earning assets	5,588	5,711	3,288
Total interest income	80,324	63,518	52,947

INTEREST EXPENSE
Deposits	5,037	4,065	5,853
FHLB advances and other borrowings	1,124	984	970
Subordinated debentures	1,543	307	326
Total interest expense	7,704	5,356	7,149
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	72,620	58,162	45,798
PROVISION FOR LOAN LOSSES	4,684	1,860	751
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,936	56,302	45,047

NONINTEREST INCOME
Loan servicing fee income	2,490	1,192	941
Bank and other fee income	1,809	1,873	1,940
Net gain from loan sales	6,300	3,228	628
Net gain from investment securities	1,547	1,544	1,953
Other-than-temporary-impairment recovery (loss) on investment securities	29	(4)	(159)
Gain on FDIC transactions	-	-	5,340
Other income	2,217	1,260	1,929
Total noninterest income	14,392	9,093	12,572

NONINTEREST EXPENSE
Compensation and benefits	28,705	23,018	16,281
Premises and occupancy	6,608	5,797	4,070
Data processing	2,570	3,080	2,366
OREO operations, net	75	618	1,653
FDIC insurance premiums	1,021	749	638
Legal and audit	2,240	1,863	2,134
Marketing expense	1,208	1,088	858
Office and postage expense	1,576	1,313	830
Loan related expense	848	1,009	912
Deposit related expense	2,964	1,818	188
Merger related expense	1,490	6,926	-
Other expense	5,688	3,536	1,924
Total noninterest expense	54,993	50,815	31,854
INCOME BEFORE INCOME TAX	27,335	14,580	25,765
INCOME TAX	10,719	5,587	9,989
NET INCOME	$16,616	$8,993	$15,776

EARNINGS PER SHARE
Basic	$0.97	$0.57	$1.49
Diluted	$0.96	$0.54	$1.44

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	17,046,660	15,798,885	10,571,073
Diluted	17,343,977	16,609,954	10,984,034

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years ended December 31,
	2014	2013	2012

Net Income	$16,616	$8,993	$15,776
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) of 3.2 million for 2014, ($2.3) million for 2013, and $1.4 million for 2012	4,506	(3,273)	1,939
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes of 636,000 for 2014, $635,000 for 2013, and $801,000 for 2012	(911)	(909)	(1,152)
Net unrealized gain (loss) on securities, net of income taxes (benefits) of 2.5 million for 2014, ($2.9) million for 2013, and $551,000 for 2012	3,595	(4,182)	787
Comprehensive Income	$20,211	$4,811	$16,563

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2011	10,337,626	$103	$76,310	$10,046	$318	$86,777
Net Income				15,776		15,776
Other comprehensive income					787	787
Share-based compensation expense			177			177
Issuance of common stock	3,300,000	33	30,925			30,958
Repurchase of common stock	(36,640)	-	(195)			(195)
Exercise of stock options	60,662	1	236			237
Balance at December 31, 2012	13,661,648	$137	$107,453	$25,822	$1,105	$134,517
Net Income				8,993		8,993
Other comprehensive loss					(4,182)	(4,182)
Share-based compensation expense			943			943
Issuance of common stock	2,972,472	29	34,895			34,924
Repurchase of common stock	(35,005)	-	(59)			(59)
Exercise of stock options	57,164	-	90			90
Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net Income				16,616		16,616
Other comprehensive income					3,595	3,595
Share-based compensation expense			514			514
Issuance of common stock	562,469	6	9,006			9,012
Repurchase of common stock	(447,450)	(4)	(5,634)			(5,638)
Exercise of stock options	132,586	1	266			267
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592

See Notes to Consolidated Financial Statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,616	$8,993	$15,776
Adjustments to net income:
Depreciation and amortization expense	2,198	1,948	1,358
Provision for loan losses	4,684	1,860	751
Share-based compensation expense	514	943	177
Loss on sale of other real estate owned	17	226	783
Write down of other real estate owned	-	354	556
Loss (gain) on sale and disposal of premises and equipment	23	13	(597)
Amortization of premium/(discounts) on securities held for sale, net	2,641	3,052	787
Amortization of loan mark-to-market discount	(2,020)	(3,231)	(1,794)
Gain on sale of investment securities available for sale	(1,547)	(1,544)	(1,953)
Other-than-temporary impairment loss (recovery) on investment securities, net	(29)	4	159
Recoveries on loans	99	377	236
Proceeds from the sales of and principal payments from loans held for sale	31	534	8,582
Gain (loss) on sale of loans held for sale	180	-	(164)
Purchase and origination of loans held for sale	-	-	(12,099)
Gain on sale of loans held for investment	(6,300)	(3,228)	(464)
Gain on FDIC transaction	-	-	(5,340)
Deferred income tax provision (benefit)	(2,375)	(3,750)	1,560
Change in accrued expenses and other liabilities, net	2,764	9,683	2,033
Income from bank owned life insurance, net	(771)	(659)	(508)
Change in accrued interest receivable and other assets, net	(3,438)	(71)	2,330
Net cash provided by operating activities	13,287	15,504	12,169
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	357,145	220,275	204,843
Net change in undisbursed loan funds	64,655	260,683	47,805
Purchase and origination of loans held for investment	(721,299)	(665,339)	(427,823)
Proceeds from sale of other real estate owned	777	1,488	12,318
Principal payments on securities available for sale	26,815	33,688	16,039
Purchase of securities available for sale	(133,689)	(101,268)	(96,438)
Proceeds from sale or maturity of securities available for sale	166,341	234,067	114,376
Investment in bank owned life insurance	(2,000)	-	-
Purchases of premises and equipment	(1,448)	(3,581)	(4,525)
Purchase of Federal Reserve Bank stock	(536)	(5,948)	-
Redemption (purchase) of Federal Home Loan Bank of San Francisco stock	(1,081)	2,398	2,553
Cash acquired (disbursed) in acquisitions	(7,793)	138,424	39,491
Net cash (used in) provided by investing activities	(252,113)	114,887	(91,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	324,540	(139,207)	(39,691)
Proceeds from issuance of subordinated debt	58,834	-	-
Repayment of FHLB advances and other borrowings	(155,065)	-	-
Proceeds from FHLB advances and other borrowings	-	71,686	87,000
Proceeds from issuance of common stock, net of issuance cost	-	4,560	30,958
Proceeds from exercise of stock options	267	90	237
Repurchase of common stock	(5,638)	(59)	(195)
Net cash provided (used in) financing activities	222,938	(62,930)	78,309
Net increase (decrease) in cash and cash equivalents	(15,888)	67,461	(883)
Cash and cash equivalents, beginning of year	126,813	59,352	60,235
Cash and cash equivalents, end of year	$110,925	$126,813	$59,352
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	6,500	$5,352	$7,162
Income taxes paid	14,700	9,425	8,975
Assets acquired (liabilities assumed) in acquisitions (See Note 20):
Investment securities	-	347,196	101
FRB / FHLB / TIB Stock	-	1,765	1,390
FDIC receivable	-	-	167
Loans	78,833	68,815	63,773
Core deposit intangible	-	4,766	840
Other real estate owned	-	752	11,533
Goodwill	5,522	17,428	-
Fixed assets	74	1,446	-
Other assets	702	12,468	3,656
Deposits	-	(540,725)	(115,582)
Other borrowings	(67,617)	(16,905)	-
Other liabilities	(709)	(7,199)	(29)
Additional paid-in capital	(9,012)	(29,364)	-
NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$645	$996	$3,151
Investment securities available for sale purchased and not settled	$-	$-	$-
Loans held for sale transfer to loans held for investment	$2,936	$-	$-

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

The principal business of the Company is attracting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in business loans and real estate property loans.  At December 31, 2014, the Company had 13 depository branches located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), and Seal Beach.  The Company is subject to competition from other financial institutions.  The Company is subject to the regulations of certain governmental agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation—The accompanying consolidated financial statements have been prepared in conformity with account principles generally accepted in the United States of America (“U.S. GAAP”).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and the results of operations for the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses (“ALLL”).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, due from banks and fed funds sold.  At December 31, 2014, $47.3 million was allocated to cash reserves required by the Board of Governors of the Federal Reserve System (“Federal Reserve”) for depository institutions based on the amount of deposits held.  The Company maintains amounts due from banks that exceed federally insured limits.  The Company has not experienced any losses in such accounts.

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

Securities Held to Maturity—Investments in debt securities that management has the positive intent and ability to hold to maturity are reported at cost and adjusted for unamortized premiums and unearned discounts that are recognized in interest income using the interest method over the period to maturity.  If the cost basis of these securities is determined to be other than temporarily impaired, the amount of the impairment is charged to operations.  The Company had no investment securities classified as held to maturity at December 31, 2014 or 2013.

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

Securities Held for Trading—Securities held for trading are carried at fair value.  Realized and unrealized gains and losses are reflected in earnings.  The Company had no investment securities classified as held for trading at December 31, 2014 or 2013.

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

Income Taxes—Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the asset liability method.  In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax carryforwards if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.  At December 31, 2014, there was no valuation allowance deemed necessary against the Company’s deferred tax asset.

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

Recent Accounting Pronouncements

There has been no new accounting guidance that has been adopted by the Company since December 31, 2013.

Recent Accounting Guidance Not Yet Effective

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects."  This Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.  This new guidance also requires new disclosures for all investors in these projects.  ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  Upon adoption, the guidance must be applied retrospectively to all periods presented.  However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments.  The adoption of this Update is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-02, Intangibles – Goodwill and Other (Topic 350): "Accounting for Goodwill”.  This Update allows an accounting alternative for the subsequent measurement of goodwill for entities that are not considered public business entities.  An entity that elects the accounting alternative in this Update would amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate.  An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level.  Goodwill would be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount.  The accounting alternative, if elected, would be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015.  Early application is permitted, including application to any period for which the entity’s annual or interim financial statements have not yet been made available for issuance.  The Company is currently in the process of evaluating the impact of the adoption of this Update, but does not expect a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860):"Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures."  This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The Update requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The Update also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The Update is effective for interim or annual period beginning after December 15, 2014.  All of the Company's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This Update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this Update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  This Update is effective for interim and annual periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  The Company does not believe the adoption of this Update will have a material impact of the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance within ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This Update provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern.  The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  This Update is effective for interim and annual periods ending after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications –Certain amounts reflected in the 2013 and 2012 consolidated financial statements have been reclassified where practicable, to conform to the presentation for 2014.  These classifications are of a normal recurring nature.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain capital in order to meet certain capital ratios to be considered adequately capitalized or well capitalized under the regulatory framework for prompt corrective action.  As of the most recent formal notification from the Federal Reserve, the Bank was categorized as “well capitalized.”  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.  As defined in applicable regulations and set forth in the table below, at December 31, 2014, the Bank continues to exceed the “well capitalized” standards for Tier 1 capital to adjusted tangible assets of 5.00%, Tier 1 risk-based capital to risk-weighted assets of 6.00% and total capital to risk-weighted assets of 10.00%.

The Company’s and Bank’s actual capital amounts and ratios for the periods presented are set forth in the table below:
	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At December 31, 2014

Tier 1 Capital (to adjusted tangible assets)
Bank	$221,523	11.29%	$78,466	4.00%	$98,083	5.00%
Consolidated	179,881	9.18%	78,401	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	221,523	12.72%	69,650	4.00%	104,475	6.00%
Consolidated	179,881	10.30%	69,855	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	234,120	13.45%	139,300	8.00%	174,126	10.00%
Consolidated	252,477	14.46%	139,709	8.00%	N/A	N/A

At December 31, 2013

Tier 1 Capital (to adjusted tangible assets)
Bank	$160,473	10.03%	$64,025	4.00%	$80,031	5.00%
Consolidated	163,105	10.29%	63,431	4.00%	N/A	N/A

Tier 1 Risk-Based Capital (to risk-weighted assets)
Bank	160,473	12.34%	52,021	4.00%	78,031	6.00%
Consolidated	163,105	12.54%	52,046	4.00%	N/A	N/A

Total Capital (to risk-weighted assets)
Bank	168,673	12.97%	104,042	8.00%	130,052	10.00%
Consolidated	171,305	13.17%	104,092	8.00%	N/A	N/A

3. Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	December 31, 2014
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	200,758	1,667	(787)	201,638

FHLB stock	8,019	-	-	8,019
Federal Reserve Bank stock/TIB	9,048	-	-	9,048
Total equities held at cost	17,067	-	-	17,067
Total securities	$217,825	$1,667	$(787)	$218,705

	December 31, 2013
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
	(in thousands)
Investment securities available for sale:
U.S. Treasury	$73	$8	$-	$81
Municipal bonds	95,388	589	(1,850)	94,127
Mortgage-backed securities	165,857	12	(3,988)	161,881
Total securities available for sale	261,318	609	(5,838)	256,089

FHLB stock	7,483	-	-	7,483
Federal Reserve Bank stock	7,967	-	-	7,967
Total equities held at cost	15,450	-	-	15,450
Total securities	$276,768	$609	$(5,838)	$271,539

At December 31, 2014, the Company had an $8.0 million investment in FHLB stock carried at cost.  During the year ended December 31, 2014, the FHLB has repurchased $3.4 million of the Company’s excess FHLB stock through their stock repurchase program.  During the years ended December 31, 2013 and 2012, the FHLB had repurchased $4.3 million of the Company’s excess FHLB stock through their stock repurchase program.

At December 31, 2014, mortgage-backed securities (“MBS”) with an estimated par value of $33.5 million and a fair value of $35.0 million were pledged as collateral for the Bank’s three inverse putable reverse repurchases totaling $28.5 million.

The Company reviewed individual securities classified as available-for-sale to determine whether a decline in fair value below the amortized cost basis is other-than-temporary.  If it is probable that the Company will be unable to collect all amounts due according to contractual terms of the debt security not impaired at acquisition, an OTTI shall be considered to have occurred.  If an OTTI occurs, the cost basis of the security will be written down to its fair value as the new cost basis and the write down accounted for as a realized loss.  There were no securities with OTTI at December 31, 2014.  The Company realized OTTI recoveries of $29,000 in 2014 and OTTI losses of $4,000 in 2013 and $159,000 in 2012.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	December 31, 2014
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	35	$18,129	$(117)	16	$6,510	$(56)	51	$24,639	$(173)
Mortgage-backed securities	7	24,353	(105)	4	18,842	(509)	11	43,195	(614)
Total	42	$42,482	$(222)	20	$25,352	$(565)	62	$67,834	$(787)

	December 31, 2013
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	133	$61,524	$(1,850)	-	$-	$-	133	$61,524	$(1,850)
Mortgage-backed securities	45	140,704	(3,075)	1	12,607	(913)	46	153,311	(3,988)
Total	178	$202,228	$(4,925)	1	$12,607	$(913)	179	$214,835	$(5,838)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2014, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$-	$-	$12,876	$12,889	$38,935	$39,391	$36,788	$37,381	$88,599	$89,661
Mortgage-backed securities	-	-	-	-	23,113	23,120	89,046	88,857	112,159	111,977
Total investment securities available for sale	-	-	12,876	12,889	62,048	62,511	125,834	126,238	200,758	201,638

Stock:
FHLB	8,019	8,019	-	-	-	-	-	-	8,019	8,019
Federal Reserve Bank/TIB	9,048	9,048	-	-	-	-	-	-	9,048	9,048
Total stock	17,067	17,067	-	-	-	-	-	-	17,067	17,067
Total securities	$17,067	$17,067	$12,876	$12,889	$62,048	$62,511	$125,834	$126,238	$217,825	$218,705

The temporary impairment in both years is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings of either year.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income (loss).  At December 31, 2014, the Company had accumulated other comprehensive income of $880,000, or $518,000 net of tax, compared to accumulated other comprehensive loss of $5.2 million or $3.1 million net of tax, at December 31, 2013.

4. Loans Held for Investment

Loans held for investment consisted of the following at December 31:

	2014	2013
	(in thousands)
Business loans:
Commercial and industrial	$428,207	$187,035
Commercial owner occupied	210,995	221,089
SBA	28,404	10,659
Warehouse facilities	113,798	87,517
Real estate loans:
Commercial non-owner occupied	359,213	333,544
Multi-family	262,965	233,689
One-to-four family	122,795	145,235
Construction	89,682	13,040
Land	9,088	7,605
Other loans	3,298	3,839
Total gross loans	1,628,445	1,243,252
Plus (less):
Loans held for sale	-	(3,147)
Deferred loan origination fees-net	177	18
Allowance for estimated loan losses	(12,200)	(8,200)
Loans held for investment, net	$1,616,422	$1,231,923

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one-borrower limitations result in a dollar limitation of $65.0 million for secured loans and $29.0 million for unsecured loans at December 31, 2014.  At December 31, 2014, the Bank’s largest aggregate outstanding balance of loans-to-one borrower was $34.1 million of secured credit.

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balance of loans and participations serviced for others were $95.2 million at December 31, 2014 and $43.8 million at December 31, 2013.

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

Purchased Credit Impaired Loans

The Company acquired purchased loans as part of its acquisitions of Canyon National Bank in 2011 and Palm Desert National Bank in 2012 from the FDIC for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at the time of acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans at December 31, 2014, 2013 and 2012 was as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Business loans:
Commercial and industrial	$94	$80	$308
Commercial owner occupied	546	870	1,221
Real estate loans:
Commercial non-owner occupied	956	1,009	2,447
One-to-four family	5	18	30
Land	-	-	2,313
Total purchase credit impaired	$1,601	$1,977	$6,319

The following table summarizes the accretable yield on the purchased credit impaired for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)

Balance at the beginning of period	$1,676	$2,276	$3,248
Accretable yield at acquisition	-	-	3,908
Accretion	(255)	(557)	(4,846)
Disposals and other	(18)	(648)	(66)
Change in accretable yield	-	605	32
Balance at the end of period	$1,403	$1,676	$2,276

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of and for the periods indicated:

			Impaired Loans
	Recorded Investment	Unpaid Principal Balance	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2014
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$11	$-
Commercial owner occupied	388	440	-	388	-	514	46
SBA	-	-	-	-	-	5	-
Real estate loans:
Commercial non-owner occupied	848	1,217	-	848	-	908	85
One-to-four family	236	256	-	236	-	440	17
Totals	$1,472	$1,913	$-	$1,472	$-	$1,878	$148

December 31, 2013
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$255	$17
Commercial owner occupied	747	872	-	747	-	177	66
SBA	14	246	-	14	-	70	28
Real estate loans:
Commercial non-owner occupied	983	1,202	28	955	1	984	68
Multi-family	-	-	-	-	-	108	2
One-to-four family	683	746	278	405	104	743	44
Totals	$2,427	$3,066	$306	$2,121	$105	$2,337	$225

December 31, 2012
Business loans:
Commercial and industrial	$593	$707	$287	$306	$270	$203	$29
Commercial owner occupied	-	-	-	-	-	444	-
SBA	259	810	-	259	-	468	21
Real estate loans:
Commercial non-owner occupied	670	746	-	670	-	1,031	59
Multi-family	266	315	-	266	-	1,123	22
One-to-four family	948	960	541	407	395	720	59
Totals	$2,736	$3,538	$828	$1,908	$665	$3,989	$190
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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had loans on nonaccrual status of $1.4 million, $2.3 million and $2.2 million at December 31, 2014, 2013 and 2012, respectively.  If such loans had been performing in accordance with their original terms, the Company would have recorded additional loan interest income of $151,000 in 2014, $154,000 in 2013, and $405,000 in 2012.  The Company did not record income from the receipt of cash payments related to nonaccruing loans during the years ended December 31, 2014, 2013 and 2012.  The Company had no loans 90 day or more past due and still accruing at December 31, 2014 or 2013.  The Company has less than $10,000 in troubled debt restructures at December 31, 2014.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:
	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$426,379	$-	$1,828	$428,207
Commercial owner occupied	202,390	-	8,605	210,995
SBA	28,132	272	-	28,404
Warehouse facilities	113,798	-	-	113,798
Real estate loans:
Commercial non-owner occupied	355,274	-	3,939	359,213
Multi-family	261,956	501	508	262,965
One-to-four family	122,146	-	649	122,795
Construction	89,682	-	-	89,682
Land	9,088	-	-	9,088
Other loans	3,298	-	-	3,298
Totals	$1,612,143	$773	$15,529	$1,628,445

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2013	(in thousands)
Business loans:
Commercial and industrial	$184,247	$12	$2,776	$187,035
Commercial owner occupied	207,872	1,217	12,000	221,089
SBA	10,659	-	-	10,659
Warehouse facilities	87,517	-	-	87,517
Real estate loans:
Commercial non-owner occupied	329,538	352	3,654	333,544
Multi-family	232,661	511	517	233,689
One-to-four family	144,152	-	1,083	145,235
Construction	13,040	-	-	13,040
Land	7,605	-	-	7,605
Other loans	3,834	-	5	3,839
Totals	$1,221,125	$2,092	$20,035	$1,243,252

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$428,183	$-	$24	$-	$428,207	$-
Commercial owner occupied	210,995	-	-	-	210,995	514
SBA	28,404	-	-	-	28,404	-
Warehouse facilities	113,798	-	-	-	113,798	-
Real estate loans:
Commercial non-owner occupied	359,213	-	-	-	359,213	848
Multi-family	262,965	-	-	-	262,965	-
One-to-four family	122,722	19	-	54	122,795	82
Construction	89,682	-	-	-	89,682	-
Land	9,088	-	-	-	9,088	-
Other loans	3,297	1	-	-	3,298	-
Totals	$1,628,347	$20	$24	$54	$1,628,445	$1,444

		Days Past Due
	Current	30-59	60-89	90+	Total Gross Loans	Non-accruing
December 31, 2013
Business loans:
Commercial and industrial	$187,035	$-	$-	$-	$187,035	$-
Commercial owner occupied	219,875	768	-	446	221,089	747
SBA	10,645	-	-	14	10,659	14
Warehouse facilities	87,517	-	-	-	87,517	-
Real estate loans:
Commercial non-owner occupied	332,984	-	-	560	333,544	983
Multi-family	233,689	-	-	-	233,689	-
One-to-four family	145,041	71	-	123	145,235	507
Construction	13,040	-	-	-	13,040	-
Land	7,605	-	-	-	7,605	-
Other loans	3,709	130	-	-	3,839	-
Totals	$1,241,140	$969	$-	$1,143	$1,243,252	$2,251

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

Commercial Business Loans, Owner-Occupied Commercial Real Estate Loans, and SBA Loans

The Company's base ALLL factor for commercial business loans, owner-occupied commercial real estate loans and SBA loans is determined by management using the Bank's actual trailing eighty-four month, trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

Non-Owner Occupied Commercial Real Estate, Multi-Family, Land and Construction Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate loans is determined by management using the Bank's actual trailing eighty-four month, trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

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

Single Family and Consumer Loans and Warehouse Repurchase Facilities

The Company's base ALLL factor for single family and consumer loans and warehouse repurchase facilities is determined by management using the Bank's actual trailing eighty-four month, trailing thirty-six month, trailing twenty-four month, trailing twelve month and annualized trailing six month charge-off data.  Adjustments to those base factors are made for relevant internal and external factors.  For single family and consumer loans and warehouse repurchase facilities, those factors include:

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

The following tables summarize the allocation of the allowance as well as the activity in the allowance attributed to various segments in the loan portfolio as of and for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(223)	-	-	-	(365)	-	(195)	-	-	-	(783)
Recoveries	42	-	4	-	-	-	34	-	-	19	99
Provisions for (reduction in) loan losses	2,413	(61)	413	154	714	243	(96)	952	(19)	(29)	4,684
Balance, December 31, 2014	$4,200	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	4,200	1,757	568	546	2,007	1,060	842	1,088	108	24	12,200

Loans individually evaluated for impairment	-	388	-	-	848	-	236	-	-	-	1,472
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$428,207	$210,607	$28,404	$113,798	$358,365	$262,965	$122,559	$89,682	$9,088	$3,298	$1,626,973
General reserves to total loans collectively evaluated for impairment	0.98%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%

Total gross loans	$428,207	$210,995	$28,404	$113,798	$359,213	$262,965	$122,795	$89,682	$9,088	$3,298	$1,628,445
Total allowance to gross loans	0.98%	0.83%	2.00%	0.48%	0.56%	0.40%	0.69%	1.21%	1.19%	0.73%	0.75%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2012	$1,310	$1,512	$79	$1,544	$1,459	$1,145	$862	$-	$31	$52	$7,994
Charge-offs	(509)	(232)	(143)	-	(756)	(101)	(272)	-	-	(18)	(2,031)
Recoveries	138	-	50	-	-	-	47	-	-	142	377
Provisions for (reduction in) loan losses	1,029	538	165	(1,152)	955	(227)	462	136	96	(142)	1,860
Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$1	$-	$104	$-	$-	$-	$105
General portfolio allocation	$1,968	$1,818	$151	$392	$1,657	$817	$995	$136	$127	$34	$8,095

Loans individually evaluated for impairment	$-	$747	$14	$-	$983	$-	$683	$-	$-	$-	$2,427
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.10%	0.00%	15.23%	0.00%	0.00%	0.00%	4.33%
Loans collectively evaluated for impairment	$187,035	$220,342	$10,645	$87,517	$332,561	$233,689	$144,552	$13,040	$7,605	$3,839	$1,240,825
General reserves to total loans collectively evaluated for impairment	1.05%	0.83%	1.42%	0.45%	0.50%	0.35%	0.69%	1.04%	1.67%	0.89%	0.65%

Total gross loans	$187,035	$221,089	$10,659	$87,517	$333,544	$233,689	$145,235	$13,040	$7,605	$3,839	$1,243,252
Total allowance to gross loans	1.05%	0.82%	1.42%	0.45%	0.50%	0.35%	0.76%	1.04%	1.67%	0.89%	0.66%

6. Other Real Estate Owned

Other real estate owned was $1.0 million at December 31, 2014 and $1.2 million at December 31, 2013.  The following summarizes the activity in the other real estate owned for the years ended December 31:

	2014	2013
	(in thousands)

Balance, beginning of year	$1,186	$2,258
Additions / foreclosures	645	996
Sales	(794)	(1,488)
Loss on sale	-	(226)
Write downs	-	(354)
Balance, end of year	$1,037	$1,186

7. Premises and Equipment

Premises and equipment consisted of the following at December 31:

	2014	2013
	(in thousands)

Land	$200	$200
Premises	3,340	3,350
Leasehold improvements	5,491	5,231
Furniture, fixtures and equipment	9,372	8,137
Automobiles	188	187
Subtotal	18,591	17,105
Less: accumulated depreciation	9,426	7,241
Total	9,165	9,864

Depreciation expense for premises and equipment was $2.2 million for 2014, $1.9 million for 2013 and $1.4 million for 2012.

8. Deposit Accounts

Deposit accounts and weighted average interest rates consisted of the following at December 31:

	2014	Weighted Average Interest Rate	2013	Weighted Average Interest Rate
			(dollars in thousands)
Transaction accounts
Noninterest-bearing checking	$456,754	0.00%	$366,755	0.00%
Interest-bearing checking	131,635	0.11%	120,886	0.11%
Money market	526,256	0.32%	427,577	0.29%
Regular passbook	74,508	0.14%	76,412	0.14%
Total transaction accounts	1,189,153	0.16%	991,630	0.15%
Certificates of deposit accounts
Up to $100,000	123,862	0.91%	125,313	0.80%
Over $100,000 to $250,000	163,819	1.00%	130,711	0.93%
Over $250,000	153,992	0.76%	58,632	0.95%
Total certificates of deposit accounts	441,673	0.89%	314,656	0.88%
Total deposits	$1,630,826	0.36%	$1,306,286	0.33%

The aggregate annual maturities of certificates of deposit accounts at December 31, 2014 are as follows:
	2014
	Balance	Weighted Average Interest Rate
	(dollars in thousands)

Within 3 months	$83,268	0.95%
4 to 6 months	66,023	1.02%
7 to 12 months	136,616	0.77%
13 to 24 months	142,396	0.89%
25 to 36 months	10,400	1.06%
37 to 60 months	2,405	1.43%
Over 60 months	565	1.01%
Total	$441,673	0.89%

The average cost of deposits was 0.34% for 2014 and 2013.

Interest expense on deposit accounts for the years ended December 31 is summarized as follows:

	2014	2013	2012
	(in thousands)

Checking accounts	$161	$110	$82
Passbook accounts	110	103	266
Money market accounts	1,443	1,043	727
Certificates of deposit accounts	3,323	2,809	4,778
Total	$5,037	$4,065	$5,853

Accrued interest on deposits, which is included in accrued expenses and other liabilities, was $136,000 at December 31, 2014 and $94,000 at December 31, 2013.

9. Federal Home Loan Bank Advances and Other Borrowings

The Company has a line of credit with the FHLB that provides for advances totaling up to 45% of the Company’s assets, equating to a credit line of $913.3 million as of December 31, 2014.  At December 31, 2014, the Company had $20.0 million in overnight FHLB advances and $50.0 million in term advances, compared to $156.0 million in overnight FHLB advances at December 31, 2013.  The FHLB advances at December 31, 2014 were collateralized by real estate loans and securities with an aggregate balance of $618.6 million and FHLB stock of $8.0 million.  With this pledged collateral, the Company has additional available advances of $457.4 million as of December 31, 2014.

The following table summarizes activities in advances from the FHLB for the periods indicated:

	Year Ended December 31,
	2014	2013
	(dollars in thousands)

Average balance outstanding	$70,296	$26,137
Maximum amount outstanding at any month-end during the year	210,000	156,000
Balance outstanding at end of year	70,000	156,000
Weighted average interest rate during the year	0.26%	0.15%

Credit facilities have been established with Citigroup, Barclays Bank and Union Bank.  The outstanding credit facilities are secured by pledged investment securities.  At December 31, 2014 and 2013, the Company had borrowings of $18.5 million with Citigroup that mature in September of 2018, $10.0 million with Barclays Bank that mature in February of 2018 and an unused reverse repurchase facility with Union Bank of $50 million.  The outstanding borrowings are secured by MBS with an estimated fair value of $35.0 million.

The Company sells certain securities under agreements to repurchase.  The agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The dollar amount of investment securities underlying the agreements remain in the asset accounts.  The Company enters into these debt agreements as a service to certain HOA depositors to add protection for deposit amounts above FDIC insurance levels.  At December 31, 2014, the Company sold securities under agreement to repurchase of $16.6 million with weighted average rate of 0.02% and collateralized by investment securities with fair value of approximately $28.9 million.

At December 31, 2014, the Bank had unsecured lines of credit with seven correspondent banks for a total amount of $82.0 million and access through the Federal Reserve discount window to borrow $3.3 million.  At December 31, 2014, the Company had $1.5 million in outstanding balances against these lines compared to $1.0 million in outstanding balance at December 31, 2013.  The following summarizes activities in other borrowings:

	Year Ended December 31,
	2014	2013
	(dollars in thousands)

Average balance outstanding	$47,398	$45,310
Maximum amount outstanding at any month-end during the year	49,712	52,077
Balance outstanding at end of year	46,643	48,091
Weighted average interest rate during the year	2.00%	2.09%

10. Subordinated Debentures

On March 25, 2004 the Corporation issued $10,310,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Debt Securities”) to PPBI Trust I, a statutory trust created under the laws of the State of Delaware.  The Debt Securities are subordinated to effectively all borrowings of the Corporation and are due and payable on April 7, 2034.  Interest is payable quarterly on the Debt Securities at three-month LIBOR plus 2.75% for a rate of 2.98% at December 31, 2014 and 2.99% at December 31 2013.  The Debt Securities may be redeemed, in part or whole, on or after April 7, 2009 at the option of the Corporation, at par.  The Debt Securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.  The Corporation also purchased a 3% minority interest totaling $310,000 in PPBI Trust I.  The balance of the equity of PPBI Trust I is comprised of mandatorily redeemable preferred securities (“Trust Preferred Securities”) and is included in other assets.  PPBI Trust I sold $10,000,000 of Trust Preferred Securities to investors in a private offering.

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

The following table summarizes activities for our subordinated debentures for the periods indicated:

	Year Ended December 31,
	2014	2013
	(dollars in thousands)

Average balance outstanding	$30,858	$10,310
Maximum amount outstanding at any month-end during the year	70,310	10,310
Balance outstanding at end of year	70,310	10,310
Weighted average interest rate during the year	5.00%	2.98%

11. Income Taxes

Income taxes for the years ended December 31 consisted of the following:

	2014	2013	2012
	(in thousands)
Current income tax provision:
Federal	$9,628	$7,008	$6,403
State	3,466	2,329	2,026
Total current income tax provision	13,094	9,337	8,429
Deferred income tax provision (benefit):
Federal	(1,789)	(3,129)	1,262
State	(586)	(621)	298
Total deferred income tax provision (benefit)	(2,375)	(3,750)	1,560
Total income tax provision	$10,719	$5,587	$9,989

A reconciliation from statutory federal income taxes to the Company's effective income taxes for the years ended December 31 is as follows:

	2014	2013	2012
	(in thousands)

Statutory federal income tax provision	$9,459	$5,103	$8,760
California franchise tax, net of federal income tax effect	1,926	1,027	1,842
Other, including tax exempt income	(666)	(543)	(613)
Total income tax provision	$10,719	$5,587	$9,989

Deferred tax assets (liabilities) were comprised of the following temporary differences between the financial statement carrying amounts and the tax basis of assets at December 31:

	2014	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$1,616	$891	$442
Net operating loss	2,703	3,353	3,673
Allowance for loan losses, net of bad debt charge-offs	5,158	3,336	3,390
Directors deferred compensation	1,750	1,896	-
Unrealized loss on available for sale securities	(362)	2,160	-
State taxes	1,238	858	765
Other-than-temporary impairment	-	684	2,180
Stock based compensation	313	273	6
Total deferred tax assets	12,416	13,451	10,884

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	(169)	(306)	(560)
Deferred FDIC gain	(1,731)	(1,944)	(2,367)
Core deposit intangibles	(1,518)	(1,813)	-
Depreciation	321	(216)	(111)
Other	(991)	(695)	(187)
Total deferred tax liabilities	(4,088)	(4,974)	(3,997)
Net deferred tax asset	$8,328	$8,477	$6,887

At December 31, 2014, there was no valuation allowance against the Company’s deferred tax asset.  The Company has a net operating loss carry forward of approximately $7.7 million for federal income tax purposes which expires in 2023.  In addition, the Company has a net operating loss carry forward of approximately $162,000 for California franchise tax purposes.  However, the state of California has suspended the net operating loss deduction utilization for the tax years 2010, 2011, 2012, and 2013.  The net operating loss deduction for the state is now scheduled to expire in 2033.  With the completion of the secondary offering in October 2003, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if during any three-year period there is more than a 50 percentage point change in the ownership of the Company, then the future use of any pre-change net operating losses or built-in losses of the Company are subject to an annual percentage limitation based on the value of the company at the ownership change date.  The ownership change reduced the net operating loss carry forward for federal and state tax purposes.  The annual usable net operating loss carry forward going forward is approximately $932,000 per year.

As of December 31, 2014, tax years for 2011 through 2013 remain open to audit by the Internal Revenue Service and 2010 through 2013 by various state taxing agencies.

12. Commitments, Contingencies and Concentrations of Risk

Legal Proceedings – In February 2004, the Bank was named as a defendant in a class action lawsuit entitled “James Baker v. Century Financial, et al,” which alleged violations of the Missouri Second Mortgage Loan Act (the “MSMLA”) by the Bank’s predecessor, Life Bank.  The lawsuit alleged that Missouri homeowners were charged closing costs and related fees exceeding the amount permitted by the MSMLA.  While Life Bank did not originate these mortgages, it did ultimately own and service them for a period of time, which plaintiffs allege creates potential liability under the MSMLA.  The class action lawsuit was filed in the Circuit Court of Clay County, Missouri in 2000.  The lawsuit seeks restitution of all improperly-charged closing fees and costs, prejudgment interest on improperly-charged closing fees and costs, restitution of all interest payments made by the homeowners, prejudgment interest on all interest paid by the homeowners, attorney’s fees, and punitive damages.  In March 2005, the Bank’s motion to dismiss based on statute of limitations arguments was denied by the trial court without a written opinion.  In August 2006, the Bank’s “preemption” motion -- claiming that federal law preempted and superseded the MSMLA as to these loans -- was also denied without a written opinion.  The Bank answered plaintiffs’ complaint, and the parties have exchanged and answered discovery requests.

After a lengthy period of inactivity, the Bank was contacted by plaintiffs’ counsel to schedule depositions and discovery, and prepare the case to go to trial in 2015.  The Board of Directors of the Company determined to establish a $1.7 million reserve related to the lawsuit during the fourth quarter of 2014, which the Board of Directors believes to be a reasonable estimate of the Company’s exposure as of December 31, 2014.

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

Lease Commitments – The Company leases a portion of its facilities from non-affiliates under operating leases expiring at various dates through 2023.  The following schedule shows the minimum annual lease payments, excluding any renewals and extensions, property taxes, and other operating expenses, due under these agreements:

Year ending December 31,
(in thousands)
2015	$3,023
2016	2,694
2017	2,395
2018	1,873
2019	1,735
Thereafter	736
Total	$12,456

Rental expense under all operating leases totaled $2.8 million for 2014, $2.4 million for 2013, and $1.2 million for 2012.

Share-Based Compensation – The following table provides a summary of the expenses the Company has recognized related to share-based compensation awards.  The table below also shows the impact those expenses have had on diluted earnings per share and the remaining expense associated with those awards for the years ended December 31:

	2014	2013	2012
	(in thousands, except per share data)
Share-based compensation expense:
Stock option expense	$514	$943	$177
Total share-based compensation expense	514	943	177
Total share-based compensation expense, net of tax	$312	$582	$108

Diluted shares outstanding	17,343,977	16,609,954	10,984,034
Impact on diluted earnings per share	$0.018	$0.035	$0.010

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

13. Benefit Plans

401(k) Plan—The Bank maintains an Employee Savings Plan (the “401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code.  Under the 401(k) Plan, employees may contribute between 1% to 50% of their compensation.  In 2014, 2013 and 2012, the Bank matched 100% of contributions for the first three percent contributed and 50% on the next two percent contributed.  Contributions made to the 401(k) Plan by the Bank amounted to $540,000 for 2014, $401,000 for 2013 and $260,000 for 2012.

Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”)—The 2004 Plan was approved by the Corporation’s stockholders in May 2004.  The 2004 Plan authorizes the granting of options equal to 525,500 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2004 Plan will be in effect for a period of ten years from February 25, 2004, the date the 2004 Plan was adopted.  Options granted under the 2004 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the 2004 Plan vest at a rate of 33.3% per year.  As of December 31, 2014, there are 325,355 options outstanding on the 2004 Plan with zero available for grant.  The 2004 Plan terminated in February 2014.

Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (the “2012 Plan”)—The 2012 Plan was approved by the Corporation’s stockholders in May 2012.  The 2012 Plan authorizes the granting of options equal to 620,000 shares of the common stock of the Corporation for issuances to executives, key employees, officers, and directors.  The 2012 Plan will be in effect for a period of ten years from May 30, 2012, the date the 2012 Plan was adopted.  Options granted under the 2012 Plan will be made at an exercise price equal to the fair market value of the stock on the date of grant.  Awards granted to officers and employees may include incentive stock options, nonstatutory stock options and limited rights, which are exercisable only upon a change in control of the Corporation.  The options granted pursuant to the 2012 Plan vest at a rate of 33.3% per year.  In May 2014, the Corporation’s stockholders approved an amendment to the 2012 Plan to increase the shares available under the plan by 800,000 shares to total 1,420,000 shares.  As of December 31, 2014, there are 599,729 options outstanding on the 2004 Plan with 816,105 available for grant.

The Pacific Premier Bancorp, Inc. 2004 Long-Term Incentive Plan, and the Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan are collectively the “Option Plans.”

Below is a summary of the activity in the Option Plans for the years ended December 31, 2014 and 2013:

	2014		2013
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Options outstanding at the beginning of the year	813,670	$8.86	672,334	$8.34
Granted	244,000	15.69	202,000	10.64
Exercised	(132,586)	10.65	(57,164)	9.16
Forfeited and expired	-	-	(3,500)	5.91
Options outstanding at the end of the year	925,084	$10.41	813,670	$8.86

Options exercisable at the end of the year	483,110		470,687

Weighted average remaining contractual life of options outstanding at end of year	6.7 Years		6.0 Years

      The aggregate intrinsic value (the amount by which a call option is in the money, calculated by taking the difference between the strike price and the market price of the underlying securities) of options outstanding was $9.6 million at December 31, 2014, $5.6 million at December 31, 2013, and $1.5 million at December 31, 2012.

The aggregate intrinsic value of vested options outstanding was $5.8 million at December 31, 2014, $3.4 million at December 31, 2013, and $695,000 at December 31, 2012.

The aggregate intrinsic value of options exercised during 2014 was $536,000.  The aggregate intrinsic value of options exercised during 2013 was $277,000 and the aggregate intrinsic value of options forfeited and expired during 2013 was $24,000.

The amount charged against compensation expense in relation to the stock options was $514,000 for 2014 and $943,000 for 2013.  At December 31, 2014, unrecognized compensation expense related to the options is approximately $515,000 for 2015 and $292,000 for 2016.

Options granted under the Option Plans during 2014, 2013 and 2012 were valued using the Black-Scholes model with the following average assumptions:

	Year Ended December 31,
	2014	2013	2012

Expected volatility	16.2% - 18.5%	22.2% - 25.82%	23.14%
Expected term	6.0 Years	10.0 Years	10.0 Years
Expected dividends	None	None	None
Risk free rate	1.81% - 2.10%	1.78% - 2.67%	1.57%
Weighted-average grant date fair value	$3.28 - $3.67	$3.93 - $5.87	$7.87

Salary Continuation Plan—The Bank implemented a non-qualified supplemental retirement plan in 2006 (the “Salary Continuation Plan”) for certain executive officers of the Bank.  The Salary Continuation Plan is unfunded.  The amounts expensed in 2014 and 2013 under the Salary Continuation Plan amounted to $200,000 and $122,000, respectively.  As of December 31, 2014 and 2013, $3.3 million and $1.0 million, respectively, were recorded in other liabilities on the consolidated statements of condition for the Salary Continuation Plan.

Directors’ Deferred Compensation Plan—The Bank created a Directors’ Deferred Compensation Plan in September 2006 which allows directors to defer board of directors’ fees.  The deferred compensation is credited with interest by the Bank at prime plus one percent and the accrued liability is payable upon retirement or resignation.  The Directors’ Deferred Compensation Plan is unfunded.  The Company is under no obligation to make matching contributions to the plan.  At December 31, 2014 the liability for the plan was $1.2 million compared to $1.1 million at December 31, 2013.  The expense for 2014 was $96,000 compared to $823,000 for 2013.

Long-Term Care Insurance Plan—The Bank implemented a Long-Term Care Insurance Plan in September 2006 for the executive officers and directors of the Bank.  The non-employee directors may elect not to participate in the insurance plan.  For those who opt out, the amount of the insurance premium, up to $4,000 annually, will be recorded each month to their deferred compensation account with interest.  The expense for 2014 and 2013 was $22,000 and $19,000, respectively, for this plan.  As of December 31, 2014 and 2013, $115,000 and $92,000, respectively, was recorded in other liabilities on the consolidated statements of condition for the insurance plan.

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

The Company maintains an allowance for credit losses to provide for commitments related to loans associated with undisbursed loan funds and unused lines of credit.  The allowance for these commitments was $397,000 at December 31, 2014 and $341,000 at December 31, 2013.

The Company’s commitments to extend credit at December 31, 2014 were $355.0 million and $337.2 million at December 31, 2013.  The 2014 balance is primarily composed of $140.1 million of undisbursed C&I loans and $105.3 million of undisbursed warehouse loans.

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

Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company

Level 2 – inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 – inputs that are unobservable in the marketplace and significant to the valuation

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2014 and 2013:

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013.

	At December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$110,925	$110,925	$-	$-	$110,925
Securities available for sale	201,638	-	201,638	-	201,638
Federal Reserve Bank and FHLB stock, at cost	17,067	17,067	-	-	17,067
Loans held for investment, net	1,616,422	-	-	2,116,719	2,116,719
Accrued interest receivable	7,131	7,131	-	-	7,131
Other real estate owned	1,037	-	1,037	-	1,037
Liabilities:
Deposit accounts	1,630,826	1,216,847	519,898	-	1,736,745
FHLB advances	70,000	70,025	-	-	70,025
Other borrowings	46,643	-	48,312	-	48,312
Subordinated debentures	70,310	-	33,456	-	33,456
Accrued interest payable	209	209	-	-	209

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$355,024	$-	$35,502	$-	$35,502

	At December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$126,813	$126,813	$-	$-	$126,813
Securities available for sale	256,089	-	256,089	-	256,089
Federal Reserve Bank and FHLB stock, at cost	15,450	15,450	-	-	15,450
Loans held for sale, net	3,147	-	3,147	-	3,147
Loans held for investment, net	1,231,923	-	-	1,230,316	1,230,316
Accrued interest receivable	6,254	6,254	-	-	6,254
Other real estate owned	1,186	-	1,186	-	1,186
Liabilities:
Deposit accounts	1,306,286	991,630	301,007	-	1,292,637
FHLB advances	156,000	156,000	-	-	156,000
Other borrowings	48,091	-	49,058	-	49,058
Subordinated debentures	10,310	-	4,696	-	4,696
Accrued interest payable	166	166	-	-	166

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$337,181	$-	$33,718	$-	$33,718
A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 3 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At December 31, 2014, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis at the dates indicated:

	At December 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$-	$201,638	$-	$201,638
Total assets	$-	$201,638	$-	$201,638

	At December 31, 2013
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Marketable securities	$-	$256,089	$-	$256,089
Total assets	$-	$256,089	$-	$256,089

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of December 31, 2014:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$921	$921
Other real estate owned	-	1,037	-	1,037
Total assets	$-	$1,037	$921	$1,958

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	December 31, 2014
				Range
	Fair Value	Valuation Techniques	Unobservable Inputs	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial owner occupied	$388	Collateral valuation	Management adjustment to reflect current conditions and selling costs	6.75%	7	0-10%
Real estate loans:
Commercial non-owner occupied	479	Collateral valuation	Management adjustment to reflect current conditions and selling costs	7.00% - 7.50%	2 - 12	0-15%
One-to-four family	54	Collateral valuation	Management adjustment to reflect current conditions and selling costs	8.00% - 15.00%	5 - 16	0-10%
Total collateral dependent impaired loans	$921

Other real estate owned
One-to-four family	$285	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Land	752	Collateral valuation	Management adjustment to reflect current conditions and selling costs	--	--	0-10%
Total other real estate owned	$1,037

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

A reconciliation of the numerators and denominators used in basic and diluted earnings per share computations is presented in the table below.

	Income/(Loss)	Shares	Per Share
	(numerator)	(denominator)	Amount
	(dollars in thousands, except share data)
For the year ended December 31, 2014:
Net income applicable to earnings per share	$16,616
Basic earnings per share: Income available to common stockholders	16,616	17,046,660	$0.97
Effect of dilutive securities: Warrants and stock option plans	-	297,317
Diluted earnings per share: Income available to common stockholders	$16,616	17,343,977	$0.96

For the year ended December 31, 2013:
Net income applicable to earnings per share	$8,993
Basic earnings per share: Income available to common stockholders	8,993	15,798,885	$0.57
Effect of dilutive securities: Warrants and stock option plans	-	811,069
Diluted earnings per share: Income available to common stockholders	$8,993	16,609,954	$0.54

For the year ended December 31, 2012:
Net income applicable to earnings per share	$15,776
Basic earnings per share: Income available to common stockholders	15,776	10,571,073	$1.49
Effect of dilutive securities: Warrants and stock option plans	-	412,961
Diluted earnings per share: Income available to common stockholders	$15,776	10,984,034	$1.44

17. Related Parties

Loans to the Company’s executive officers and directors are made in the ordinary course of business and are made on substantially the same terms as comparable transactions.  There were no new loans made or outstanding to any officers or directors of the Company in 2014 or 2013.

At the end of 2014 the Company had related party deposits of $2.4 million compared to $819,000 at the end of 2013.

18. Quarterly Results of Operations (Unaudited)

The following is a summary of selected financial data presented below by quarter for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands, except per share data)
For the year ended December 31, 2014
Interest income	$18,022	$19,231	$21,034	$22,037
Interest expense	1,387	1,533	2,014	2,770
Provision for estimated loan losses	949	1,030	1,284	1,421
Noninterest income	2,052	2,471	4,467	5,402
Noninterest expense	13,541	11,641	13,343	16,468
Income tax provision	1,565	2,855	3,410	2,889
Net income	$2,632	$4,643	$5,450	$3,891

Earnings per share:
Basic	$0.15	$0.28	$0.32	$0.23
Diluted	$0.15	$0.27	$0.31	$0.23

For the year ended December 31, 2013
Interest income	$14,235	$14,936	$16,374	$17,973
Interest expense	1,336	1,347	1,366	1,307
Provision for estimated loan losses	296	322	646	596
Noninterest income	1,724	2,431	2,321	2,617
Noninterest expense	11,179	15,856	11,771	12,009
Income tax provision	1,176	91	1,846	2,474
Net income (loss)	$1,972	$(249)	$3,066	$4,204

Earnings per share:
Basic	$0.14	$(0.02)	$0.19	$0.26
Diluted	$0.13	$(0.02)	$0.18	$0.25

19. Parent Company Financial Information

The Corporation is a California-based bank holding company organized in 1997 as a Delaware corporation and owns 100% of the capital stock of the Bank, its principal operating subsidiary.  The Bank was incorporated and commenced operations in 1983.  Condensed financial statements of the Corporation are as follows:

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
(Parent company only)
	At December 31,
	2014	2013
	(in thousands)
Assets:
Cash and cash equivalents	$18,724	$2,873
Deferred income taxes	3,566	3,280
Investment in subsidiaries	247,669	179,034
Other assets	1,544	611
Total Assets	$271,503	$185,798

Liabilities:
Subordinated debentures	$70,310	$10,310
Accrued expenses and other liabilities	1,601	262
Total Liabilities	71,911	10,572
Total Stockholders’ Equity	199,592	175,226
Total Liabilities and Stockholders’ Equity	$271,503	$185,798

PACIFIC PREMIER BANCORP, INC.
STATEMENTS OF OPERATIONS
(Parent company only)

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income:
Interest income	$36	$20	$4
Noninterest income	2	3	24
Total income	38	23	28
Expense:
Interest expense	1,543	307	326
Noninterest expense	1,874	2,141	1,138
Total expense	3,417	2,448	1,464
Loss before income tax provision	(3,379)	(2,425)	(1,436)
Income tax benefit	(1,275)	(827)	(591)
Net loss (parent only)	(2,104)	(1,598)	(845)
Equity in net earnings of subsidiaries	18,720	10,591	16,621
Net income	$16,616	$8,993	$15,776

PACIFIC PREMIER BANCORP, INC.
SUMMARY STATEMENTS OF CASH FLOWS
(Parent company only)

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	(in thousands)
Net income	$16,616	$8,993	$15,776
Adjustments to reconcile net income to cash used in operating activities:
Share-based compensation expense	514	943	177
Equity in net earnings of subsidiaries	(18,720)	(10,591)	(16,621)
Increase (decrease) in accrued expenses and other liabilities	1,560	(39)	154
Increase (decrease) in current and deferred taxes	(286)	1,153	93
Decrease (increase) in other assets	232	(504)	44
Net cash used in operating activities	(84)	(45)	(377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend from Bank	2,472	-	800
Proceeds from issuance of common stock, net of issuance cost	-	4,560	30,958
Repurchase of common stock	(5,638)	(59)	(195)
Proceeds from exercise of options and warrants	267	90	237
Capital contribution to Bank	(40,000)	(8,700)	(25,000)
Proceeds from issuance of subordinated debentures	58,834	-	-
Net cash provided by (used in) financing activities	15,935	(4,109)	6,800
Net increase (decrease) in cash and cash equivalents	15,851	(4,154)	6,423
Cash and cash equivalents, beginning of year	2,873	7,027	604
Cash and cash equivalents, end of year	$18,724	$2,873	$7,027

20. Acquisitions

Infinity Franchise Holdings Acquisition

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

The following table represents the assets acquired and liabilities assumed of IFC as of January 30, 2014 and the provisional fair value adjustments and amounts recorded by the Company in 2014 under the acquisition method of accounting:

	IFC Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$555	$-	$555
Loans	78,833	-	78,833
Deferred loan costs	1,082	(1,082)	-
Allowance for loan losses	(268)	268	-
Other assets	776	-	776
Total assets acquired	$80,978	$(814)	$80,164

LIABILITIES ASSUMED
Bank loan	$67,617	$-	$67,617
Accrued compensation	495	-	495
Other liabilities	214	-	214
Total liabilities assumed	68,326	-	68,326
Excess of assets acquired over liabilities assumed	$12,652	$(814)	11,838
Consideration paid			17,360
Goodwill recognized			$5,522

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

There were no purchased credit impaired loans acquired from FAB, SDTB or IFC.  For loans acquired from FAB, SDTB and IFC, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

Acquired Loans
(dollars in thousands)
Contractual amounts due	$177,678
Cash flows not expected to be collected	-

Expected cash flows	177,678
Interest component of expected cash flows	29,701

Fair value of acquired loans	$147,977

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by FAB, SDTB, or IFC.

The operating results of the Company for the twelve months ending December 31, 2014 include the operating results of FAB, SDTB and IFC since their respective acquisition dates.  The following table presents the net interest and other income, net income and earnings per share as if the merger with FAB, SDTB and IFC were effective as of January 1, 2014, 2013 and 2012.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Twelve months Ended December 31,
	2014	2013	2012

Net interest and other income	$87,047	$72,515	$72,613

Net income	16,235	9,231	15,484

Basic earnings per share	$0.95	$0.51	$1.19

Diluted earnings per share	$0.94	$0.48	$1.15

21. Subsequent Events

Pacific Premier Bancorp, Inc. and Independence Bank

On October 22, 2014, the Company announced that it had entered into a definitive agreement to acquire Independence Bank, a Newport Beach, California, based state-chartered bank with six branches located in Orange County and Riverside County.  This transaction will strengthen the Company’s competitive position as one of the premier banks headquartered in Southern California.  The acquisition was completed on January 26, 2015, whereby we acquired $424.0 million in total assets, $334.7 million in loans and $336.1 million in total deposits.  This transaction allowed us to acquire a commercial banking franchise in our backyard.  The Independence Bank branch locations will connect our existing footprint between Orange County and the broader Coachella Valley and represents an important element of our strategic growth plan by providing meaningful operational scale in our core markets.  The acquisition also allows us to deploy a portion of our current capital base into a compelling investment which we anticipate will produce attractive returns for shareholders.  Under the terms of the merger agreement, each share of Independence Bank common stock was converted into the right to receive $13.75 per share in cash or 0.9259 shares of Company common stock, or a combination thereof, subject to the overall requirement that approximately 10% of the consideration will be in the form of cash and approximately 90% will be in the form of Company common stock.  The value of the total deal consideration was $78.5 million, which includes $6.1 million of cash consideration for Independence Bank common stockholders, $1.5 million of aggregate cash consideration to the holders of Independence Bank stock options and warrants, and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Company’s common stock on January 26, 2015 of $15.83 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company’s financial statements included in the Annual Report, issued an audit report on the Company’s internal control over financial reporting as of, and for the year ended December 31, 2014.  Vavrinek, Trine, Day & Co., LLP’s audit report appears in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the fourth quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), expected to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2014, under the headings “Corporate Governance;” “Item 1—Election of Directors;” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference. The information required by this item with respect to our executive officers is contained in the Proxy Statement under the headings “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to options outstanding and available under the Company’s active stock incentive plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options/Warrants	Weighted-Average Exercise Price of Outstanding Options/Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	325,355	$8.29	-
2012 Stock Incentive Plan	599,729	$11.56	816,105
Equity compensation plans not approved by security holders	-	-	-
Total Equity Compensation plans	925,084	$10.41	816,105

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Proxy Statement under the heading “Item 11.  Ratification of the Appointment of Vavrinek, Trine, Day & Co., LLP as the Company’s Independent Auditor for the Fiscal Year Ended December 31, 2014,” which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)           Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Independent Auditors’ Report.

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

(2)
All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.	Description
2.1
Purchase and Assumption Agreement-Whole Bank All Deposits, Among Federal Deposit Insurance Corporation, Receiver of Palm Desert National Bank, Palm Desert, California, Federal Deposit Insurance Corporation and Pacific Premier Bank, Costa Mesa, California dated as of April 27, 2012.  (1)

2.2	Agreement and Plan of Reorganization, dated as of October 15, 2012, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and First Associations Bank. (2)
2.3	Agreement and Plan of Reorganization, dated as of March 5, 2013, among Pacific Premier Bancorp, Inc., Pacific Premier Bank and San Diego Trust Bank. (3)
3.1	Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (4)
3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (4)
4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (5)
4.2	Indenture from PPBI Trust I. (8)
10.1	2000 Stock Incentive Plan. (7)*
10.2	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Steven Gardner dated January 1, 2011. (11)*
10.3	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Kent Smith dated January 1, 2011. (11)*
10.4	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Eddie Wilcox dated January 1, 2011. (11)*
10.5	Employment Agreement between Pacific Premier Bancorp, Inc. and Pacific Premier Bank and Mike Karr dated January 1, 2011. (11)*
10.6	Amended and Restated Declaration of Trust from PPBI Trust I. (8)
10.7	Guarantee Agreement from PPBI Trust I. (8)
10.8	Salary Continuation Agreements between Pacific Premier Bank and Steven R. Gardner. (9)*
10.9	2004 Long-Term Incentive Plan (10)*
10.10	Form of 2004 Long-Term Incentive Plan Incentive Stock Option Agreement (12)
10.11	Form of 2004 Long-Term Incentive Plan Nonqualified Stock Option Agreement (12)
10.12	Form of 2004 Long-Term Incentive Plan Restricted Stock Agreement (12)
10.13	Pacific Premier Bancorp, Inc. 2012 Long-Term Incentive Plan (4)*
10.14	Form of Incentive Stock Option Award Agreement (4)
10.15	Form of Non-Qualified Stock Option Award Agreement (4)
10.16	Form of Restricted Stock Award Agreement (4)
10.17 10.18
Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., First Association Bank and certain shareholders of First Associations Bank (2)
Form of Shareholder Agreement among Pacific Premier Bancorp, Inc., San Diego Trust Bank, and certain shareholders of San Diego Trust Bank(3)

21	Subsidiaries of Pacific Premier Bancorp, Inc. (Reference is made to “Item 1. Business” for the required information.)
23	Consent of Vavrinek, Trine, Day and Co., LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS**	XBRL Instance Document #
101.SCH**	XBRL Taxonomy Extension Schema Document #
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document #
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document #
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document #
________________

(1)	Incorporated by reference from the Registrant’s Form 8-K/A filed with the SEC on May 3, 2012.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 15, 2012.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 6, 2013.
(4)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on June 4, 2012.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 (Registration No. 333-20497) filed with the SEC on January 27, 1997.
(6)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on December 14, 2001.
(7)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on May 1, 2000.
(8)	Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 3, 2004.
(9)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 19, 2006.
(10)	Incorporated by reference from the Registrant’s Proxy Statement filed with the SEC on April 23, 2004.
(11)	Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 6, 2011.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-117857) filed with the SEC on September 3, 2004.

*	Management contract or compensatory plan or arrangement.
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

#
Attached as Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2014 of Pacific Premier Bancorp., Inc. are the following documents in XBRL (eXtensive Business Reporting Language): (i) Consolidated Statements of Financial Condition as of December 31, 2014 and 2011; (ii) Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity and Other Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.
By:          /s/ Steve Gardner
     Steve Gardner
     President and Chief Executive Officer

DATED: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven R. Gardner	President and Chief Executive Officer (principal executive officer)	March 16, 2015
Steven R. Gardner

/s/ Kent J. Smith	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2015
Kent J. Smith

/s/ Jeff C. Jones	Chairman of the Board of Directors	March 16, 2015
Jeff C. Jones

/s/ John D. Goddard	Director	March 16, 2015
John D. Goddard

/s/ Michael L. McKennon	Director	March 16, 2015
Michael L. McKennon

/s/ Kenneth Boudreau	Director	March 16, 2015
Kenneth Boudreau

/s/ Joe Garrett	Director	March 16, 2015
Joe Garrett

/s/ John Carona	Director	March 16, 2015
John Carona