Form 10-Q
period 2015-03-31
PACIFIC PREMIER BANCORP INC
filed 2015-05-08
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant's common stock as of May 8, 2015 was 21,511,426.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At March 31, 2015 (unaudited), December 31, 2014 (audited) and March 31, 2014 (unaudited)

Consolidated Statements of Operations: For the three months ended March 31, 2015 and 2014 (unaudited)

Consolidated Statements of Comprehensive Income: For the three months ended March 31, 2015 and 2014 (unaudited)

Consolidated Statements of Stockholders’ Equity: For the three months ended March 31, 2015 and 2014 (unaudited)

Consolidated Statements of Cash Flows: For the three months ended March 31, 2015 and 2014 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

	March 31,	December 31,	March 31,
ASSETS	2015	2014	2014
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$178,096	$110,650	$124,143
Federal funds sold	275	275	276
Cash and cash equivalents	178,371	110,925	124,419
Investment securities available for sale	280,461	201,638	202,142
FHLB and other stock, at cost	30,586	17,067	14,104
Loans held for investment	2,131,387	1,628,622	1,325,372
Allowance for loan losses	(13,646)	(12,200)	(8,685)
Loans held for investment, net	2,117,741	1,616,422	1,316,687
Accrued interest receivable	8,769	7,131	5,865
Other real estate owned	997	1,037	752
Premises and equipment	9,591	9,165	9,643
Deferred income taxes	12,815	9,383	9,180
Bank owned life insurance	38,377	26,822	26,240
Intangible assets	8,203	5,614	6,374
Goodwill	51,010	22,950	22,950
Other assets	16,079	10,743	6,926
TOTAL ASSETS	$2,753,000	$2,038,897	$1,745,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$619,763	$456,754	$412,871
Interest-bearing:
Checking	130,869	131,635	137,285
Money market/savings	809,408	600,764	529,348
Retail certificates of deposit	406,649	365,168	350,690
Wholesale/brokered certificates of deposit	76,477	76,505	5,009
Total interest-bearing	1,423,403	1,174,072	1,022,332
Total deposits	2,043,166	1,630,826	1,435,203
FHLB advances and other borrowings	343,434	116,643	95,506
Subordinated debentures	70,310	70,310	10,310
Accrued expenses and other liabilities	22,843	21,526	15,403
TOTAL LIABILITIES	2,479,753	1,839,305	1,556,422
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 25,000,000 shares authorized;21,387,818 shares at March 31, 2015, 16,903,884 shares at December 31, 2014, and 17,224,977 shares at March 31, 2014 issued and outstanding	214	169	172
Additional paid-in capital	218,528	147,474	152,325
Retained earnings	53,220	51,431	37,447
Accumulated other comprehensive income (loss), net of tax (benefit) of $898 at March 31, 2015, $362 at December 31, 2014 and ($757) at March 31, 2014	1,285	518	(1,084)
TOTAL STOCKHOLDERS’ EQUITY	273,247	199,592	188,860
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,753,000	$2,038,897	$1,745,282

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
INTEREST INCOME
Loans	$24,513	$16,585
Investment securities and other interest-earning assets	1,557	1,437
Total interest income	26,070	18,022
INTEREST EXPENSE
Deposits	1,606	1,069
FHLB advances and other borrowings	375	243
Subordinated debentures	971	75
Total interest expense	2,952	1,387
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	23,118	16,635
PROVISION FOR LOAN LOSSES	1,830	949
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,288	15,686
NONINTEREST INCOME
Loan servicing fees	901	856
Deposit fees	582	454
Net gain from sales of loans	-	548
Net gain from sales of investment securities	116	62
Other-than-temporary impairment recovery (loss) on investment securities, net	-	13
Other income	427	119
Total noninterest income	2,026	2,052
NONINTEREST EXPENSE
Compensation and benefits	9,522	6,891
Premises and occupancy	1,829	1,588
Data processing and communications	702	1,131
Other real estate owned operations, net	48	13
FDIC insurance premiums	314	237
Legal, audit and professional expense	521	593
Marketing expense	603	176
Office and postage expense	499	369
Loan expense	193	184
Deposit expense	805	761
Merger related expense	3,992	626
Other expense	1,441	972
Total noninterest expense	20,469	13,541
NET INCOME BEFORE INCOME TAX	2,845	4,197
INCOME TAX	1,056	1,565
NET INCOME	$1,789	$2,632

EARNINGS PER SHARE
Basic	$0.09	$0.15
Diluted	$0.09	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,091,924	17,041,594
Diluted	20,382,832	17,376,001

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,789	$2,632
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	835	2,029
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(68)	(36)
Net unrealized gain (loss) on securities, net of income taxes	767	1,993
Comprehensive income	$2,556	$4,625

(1) Income taxes on the unrealized gains (losses) on securities was $584,000 for the three months ended March 31, 2015 and $1.4 million for the three months ended March 31, 2014.
(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $48,000 for the three months ended March 31, 2015 and $26,000 for the three months ended March 31, 2014.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income				1,789		1,789
Other comprehensive income					767	767
Share-based compensation expense			200			200
Common stock issued	4,480,645	45	70,884			70,929
Warrants exercised	2,456	-	15			15
Repurchase of common stock	(5,833)	-	(93)			(93)
Exercise of stock options	6,666	-	48			48
Balance at March 31, 2015	21,387,818	$214	$218,528	$53,220	$1,285	$273,247

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income				2,632		2,632
Other comprehensive income					1,993	1,993
Share-based compensation expense			181			181
Common stock repurchased and retired	(3,936)	-	(284)			(284)
Common stock issued	562,469	6	9,006			9,012
Stock options exercised	10,165	-	100			100
Balance at March 31, 2014	17,224,977	$172	$152,325	$37,447	$(1,084)	$188,860

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,789	$2,632
Adjustments to net income:
Depreciation and amortization expense	610	549
Amortization of Loan Fees and Discounts	(357)	-
Provision for loan losses	1,830	949
Share-based compensation expense	200	181
Loss on sale and disposal of premises and equipment	-	23
Loss on sale of other real estate owned	-	11
Write down of other real estate owned	40	-
Amortization of premium/discounts on securities held for sale, net	804	637
Accretion of loan mark-to-market discount from acquisitions	(371)	(579)
Gain on sale of investment securities available for sale	(116)	(62)
Other-than-temporary impairment recovery on investment securities, net	-	(13)
Gain on sale of loans held for investment	-	(548)
Recoveries on loans	12	37
Principal payments from loans held for sale	-	31
Loss on loans held for sale	-	180
Deferred income tax benefit (provision)	-	(703)
Change in accrued expenses and other liabilities, net	1,144	(3,916)
Income from bank owned life insurance, net	(279)	(189)
Change in accrued interest receivable and other assets, net	(4,934)	(372)
Net cash provided by (used in) operating activities	372	(1,152)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	106,409	87,580
Decrease (increase) in undisbursed loan funds	(39,395)	17,651
Purchase and origination of loans held for investment	(236,554)	(108,020)
Proceeds from sale of other real estate owned	-	423
Principal payments on securities available for sale	6,851	6,212
Purchase of securities available for sale	(40,077)	(4,976)
Proceeds from sale or maturity of securities available for sale	8,771	56,081
Investment in bank owned life insurance	-	(2,000)
Purchases of premises and equipment	(525)	(277)
Redemption (purchase) of Federal Reserve Bank stock	506	(6)
Redemption (purchase) of FHLB stock	(11,656)	1,352
Cash acquired (disbursed) in acquisitions, net	2,961	(7,793)
Net cash provided by (used in) investing activities	(202,709)	46,227
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	76,322	128,917
Repayment of FHLB advances and other borrowings, net	-	(176,202)
Proceeds from FHLB advances	193,491	-
Proceeds from exercise of stock options	48	100
Warrants exercised	15	-
Repurchase of common stock	(93)	(284)
Net cash provided by (used in) financing activities	269,783	(47,469)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,446	(2,394)
CASH AND CASH EQUIVALENTS, beginning of period	110,925	126,813
CASH AND CASH EQUIVALENTS, end of period	$178,371	$124,419

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$3,853	$1,104
Income taxes paid	3,700	3,500
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	53,752	-
FHLB and Other Stock	2,369	-
Loans	332,893	78,833
Core deposit intangible	2,903	-
Deferred income tax	3,969	-
Bank owned life insurance	11,276	-
Goodwill	28,060	5,522
Fixed assets	2,134	74
Other assets	1,726	702
Deposits	(336,018)	-
Other borrowings	(33,300)	(67,617)
Other liabilities	(1,796)	(709)
Common stock and additional paid-in capital	(70,929)	(9,012)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Investment securities available for sale purchased and not settled	$-	$557
Loans held for sale transfer to loans held for investment	$-	$2,936

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2015, December 31, 2014, and March 31, 2014, the results of its operations and comprehensive income for the three months ended March 31, 2015 and 2014 and the changes in stockholders’ equity and cash flows for the three months ended March 31, 2015 and 2014.  Operating results or comprehensive income for the three months ended March 31, 2015 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2015.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose entity, PPBI Trust I, under the equity method whereby the subsidiary’s net earnings are recognized in the Company’s statement of operations.

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2015

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects."  This Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.  This new guidance also requires new disclosures for all investors in these projects.  ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  Upon adoption, the guidance must be applied retrospectively to all periods presented.  However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments.  The Company currently accounts for such investments using the effective yield method and plans to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015.  The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting election.  The Company adopted the provisions of ASU No. 2014-01 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructuring By Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014.  The Company adopted the provisions of ASU No. 2014-4 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860):"Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures."  This Update aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements.  Going forward, these transactions would all be accounted for as secured borrowings.  The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting.  The Update requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction.  The Update also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The Update is effective for interim or annual period beginning after December 15, 2014.  All of the Company's repurchase agreements are typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings.  The Company adopted the provisions of ASU No. 2014-11 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  This Update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this Update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  This Update is effective for interim and annual periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In August 2014, the FASB issued guidance within ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This Update provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern.  The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards.  This Update is effective for interim and annual periods ending after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Independence Bank Acquisition

On January 26, 2015, the Company completed its acquisition of Independence Bank (“IDPK”) in exchange for consideration valued at $78.5, which consisted of $6.1 million of cash consideration for IDPK common stockholders, $1.5 million of aggregate cash consideration to the holders of IDPK stock options and warrants, and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Company’s common stock on January 26, 2015 of $15.83 per share.

IDPK was a Newport Beach, California based state-chartered bank.  The acquisition was an opportunity for the Company to strengthen its competitive position as one of the premier community banks headquartered in Southern California.  Additionally, the IDPK acquisition enhanced and connected the Company’s footprint in Southern California.

Goodwill in the amount of $28.1 million was recognized in the IDPK acquisition.  Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of IDPK as of January 26, 2015 and the provisional fair value adjustments and amounts recorded by the Company in 2015 under the acquisition method of accounting:

	IDBK Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$10,486		$10,486
Investment securities	56,503	(382)	56,121
Loans, gross	339,502	(6,609)	332,893
Allowance for loan losses	(3,301)	3,301	-
Deferred income taxes	3,252	717	3,969
Bank owned life insurance	11,276		11,276
Core deposit intangible	904	1,999	2,903
Other assets	3,756	105	3,860
Total assets acquired	$422,378	$(869)	$421,508

LIABILITIES ASSUMED
Deposits	$335,685	$333	$336,018
FHLB advances	33,300		33,300
Other liabilities	1,916	(120)	1,796
Total liabilities assumed	370,901	213	371,114
Excess of assets acquired over liabilities assumed	$51,477	$(1,082)	50,394
Consideration paid			78,454
Goodwill recognized			$28,060

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

The acquisition of IFH further diversified our loan portfolio with commercial and industrial and owner-occupied commercial real estate loans, deployed excess liquidity into higher yielding assets, to positively impact our net interest margin and further leveraged our strong capital base.  The QSR franchisee lending business is a niche market that we believe provides attractive growth opportunities for the Company in the future.  IFH had no delinquent loans or adversely classified assets as of the acquisition date; and the acquisition was accretive to our 2014 earnings per share.

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

There were no purchased credit impaired loans acquired from IFH.  For loans acquired from IFH and IDPK, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	IFH	IDPK
	(dollars in thousands)

Contractual amounts due	$98,320	$453,987
Cash flows not expected to be collected	-	3,795
Expected cash flows	98,320	450,192
Interest component of expected cash flows	19,487	117,299
Fair value of acquired loans	$78,833	$332,893

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by IFH or IDPK.

The operating results of the Company for the three months ending March 31, 2015 include the operating results of IDPK since the acquisition date.  The operating results of the Company for the three months ending March 31, 2014 include the operating results of IFH since the acquisition date.  The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of IFH and IDPK were effective as of January 1, 2014.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three months Ended March 31,
	2015	2014

Net interest and other income	$24,687	$19,715
Net income	$802	$3,028
Basic earnings per share	$0.04	$0.14
Diluted earnings per share	$0.04	$0.14

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	March 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$103,997	$1,718	$(192)	$105,523
Mortgage-backed securities	174,281	1,097	(440)	174,938
Total securities available for sale	$278,278	$2,815	$(632)	$280,461

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	March 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$77,062	$848	$(586)	77,324
Mortgage-backed securities	126,921	65	(2,168)	124,818
Total securities available for sale	$203,983	$913	$(2,754)	$202,142

At March 31, 2015, the Company had $21.9 million in Federal Home Loan Bank (“FHLB”) stock, $5.4 million in Federal Reserve Bank (“FRB”) stock, and $3.3 million in other stock, all carried at cost.  During the three months ended March 31, 2015, the Company had net purchases of $13.5 million of FHLB stock through the FHLB stock purchase program.

At March 31, 2015, mortgage-backed securities (“MBS”) with an estimated par value of $59.6 million and a fair value of $61.7 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $14.9 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	March 31, 2015
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	48	$20,818	$(179)	3	$1,073	$(13)	51	$21,891	$(192)
Mortgage-backed securities	10	21,857	(66)	3	15,111	(374)	13	36,968	(440)
Total	58	$42,675	$(245)	6	$16,184	$(387)	64	$58,859	$(632)

	December 31, 2014
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	35	$18,129	$(117)	16	$6,510	$(56)	51	$24,639	$(173)
Mortgage-backed securities	7	24,353	(105)	4	18,842	(509)	11	43,195	(614)
Total	42	$42,482	$(222)	20	$25,352	$(565)	62	$67,834	$(787)

	March 31, 2014
	Less than 12 months			12 months or Longer			Total
			Gross			Gross			Gross
			Unrealized			Unrealized			Unrealized
		Fair	Holding		Fair	Holding		Fair	Holding
	Number	Value	Losses	Number	Value	Losses	Number	Value	Losses
	(dollars in thousands)

Municipal bonds	74	$36,765	$(476)	12	$5,046	$(110)	86	$41,811	$(586)
Mortgage-backed securities	32	93,299	(1,422)	1	12,312	(746)	33	105,611	(2,168)
Total	106	$130,064	$(1,898)	13	$17,358	$(856)	119	$147,422	$(2,754)

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2015, by contractual maturity are shown in the table below.

	One Year		More than One		More than Five Years		More than
	or Less		Year to Five Years		to Ten Years		Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$466	$470	$21,044	$21,076	$35,914	$36,539	$46,573	$47,438	$103,997	$105,523
Mortgage-backed securities	-	-	251	255	27,988	28,208	146,042	146,475	174,281	174,938
Total investment securities available for sale	$466	$470	$21,295	$21,331	$63,902	$64,747	$192,615	$193,913	$278,278	$280,461

    Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At March 31, 2015, the Company had accumulated other comprehensive income of $2.2 million, or $1.3 million net of tax, compared to accumulated other comprehensive loss of $880,000 or $518,000 net of tax, at December 31, 2014.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)
Business loans:
Commercial and industrial	$420,218	$428,207	$271,877
Commercial owner occupied (1)	352,351	210,995	223,848
SBA	49,855	28,404	11,045
Warehouse facilities	216,554	113,798	81,033
Real estate loans:
Commercial non-owner occupied	452,422	359,213	333,490
Multi-family	397,130	262,965	223,200
One-to-four family (2)	116,735	122,795	141,469
Construction	111,704	89,682	29,857
Land	7,243	9,088	6,170
Other loans	6,641	3,298	3,480
Total gross loans (3)	2,130,853	1,628,445	1,325,469
Less loans held for sale, net	-	-	-
Total gross loans held for investment	2,130,853	1,628,445	1,325,469
Deferred loan origination costs/(fees) and premiums/(discounts), net	534	177	(97)
Allowance for loan losses	(13,646)	(12,200)	(8,685)
Loans held for investment, net	$2,117,741	$1,616,422	$1,316,687

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $1.2 million, on Palm Desert National Bank ("Palm Desert National") loans of $1.3 million, on SDTB loans of $151,000, and on IDPK loans of $6.9 million and (ii) the mark-to-market premium on FAB loans of $28,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $83.9 million for secured loans and $50.4 million for unsecured loans at March 31, 2015.  At March 31, 2015, the Bank’s largest aggregate outstanding balance of loans to one borrower was $44.9 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National, Palm Desert National and IDPK, as of the period indicated:

	March 31, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)
Business loans:
Commercial and industrial	$95	$-	$601	$696
Commercial owner occupied	549	-	2,388	2,937
Real estate loans:
Commercial non-owner occupied	965	-	1,379	2,344
One-to-four family	-	1	-	1
Total purchase credit impaired	$1,609	$1	$4,368	$5,978

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At March 31, 2015, the Company had $6.0 million of purchased credit impaired loans, of which $1.7 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired for the three months ended March 31, 2015:

	Three Months Ended
	March 31, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)

Balance at the beginning of period	$1,351	$52	$-	$1,403
Accretable yield at acquisition	-	-	602	602
Accretion	(47)	-	(30)	(77)
Disposals and other	-	-	(4)	(4)
Change in accretable yield	-	-	-	-
Balance at the end of period	$1,304	$52	$568	$1,924

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2015
Business loans:
Commercial and industrial	$2,225	$1,853	$-	$1,853	$-	$618	$-
Commercial owner occupied	438	379	-	379	-	382	7
Real estate loans:
Commercial non-owner occupied	698	458	-	458	-	465	12
One-to-four family	254	232	-	232	-	234	5
Totals	$3,615	$2,922	$-	$2,922	$-	$1,699	$24

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2014
Business loans:
Commercial and industrial	$-	$-	$-	$-	$-	$11	$-
Commercial owner occupied	440	388	-	388	-	514	46
SBA	-	-	-	-	-	5	-
Real estate loans:
Commercial non-owner occupied	1,217	848	-	848	-	908	85
One-to-four family	256	236	-	236	-	440	17
Totals	$1,913	$1,472	$-	$1,472	$-	$1,878	$148

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
March 31, 2014
Business loans:
Commercial and industrial	$67	$31	$-	$31	$-	$10	$-
Commercial owner occupied	870	718	-	718	-	738	-
SBA	246	14	-	14	-	14	9
Real estate loans:
Commercial non-owner occupied	1,894	1,327	-	1,327	-	1,093	17
One-to-four family	639	593	274	319	104	602	17
Totals	$3,716	$2,683	$274	$2,409	$104	$2,457	$43

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
	(in thousands)

Nonaccruing loans	$2,742	$1,290	$2,497
Accruing loans	180	182	186
Total impaired loans	$2,922	$1,472	$2,683

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $2.7 million at March 31, 2015, $1.3 million at December 31, 2014, and $2.5 million at March 31, 2014.  The Company had no loans 90 days or more past due and still accruing at March 31, 2015, December 31, 2014 or March 31, 2014.

The Company had no new TDRs during the quarter ended March 31, 2015 and March 31, 2014 and had one immaterial TDR outstanding related to a U.S. Small Business Administration (“SBA”) loan.

Concentration of Credit Risk

As of March 31, 2015, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

Risk grades are based on a six-grade Pass scale, along with Special Mention, Substandard, Doubtful and Loss classifications as such classifications are defined by the regulatory agencies.  The assignment of risk grades allows the Company to, among other things, identify the risk associated with each credit in the portfolio, and to provide a basis for estimating credit losses inherent in the portfolio.  Risk grades are reviewed regularly by the Company’s Credit and Portfolio Review committee, and are reviewed annually by an independent third-party, as well as by regulatory agencies during scheduled examinations.

The following provides brief definitions for risk grades assigned to loans in the portfolio:

·	Pass classifications represent assets with a level of credit quality which contain no well-defined deficiency or weakness.
·
Special Mention assets do not currently expose the Bank to a sufficient risk to warrant classification in one of the adverse categories, but possess correctable deficiencies or potential weaknesses deserving management’s close attention.

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

When a loan is graded as special mention or substandard or doubtful, the Company obtains an updated valuation of the underlying collateral.  If the credit in question is also identified as impaired, a valuation allowance, if necessary, is established against such loan or a loss is recognized by a charge to the allowance for loan losses (“ALLL”) if management believes that the full amount of the Company’s recorded investment in the loan is no longer collectable.  The Company typically continues to obtain or confirm updated valuations of underlying collateral for special mention and classified loans on an annual basis in order to have the most current indication of fair value.  Once a loan is identified as impaired, an analysis of the underlying collateral is performed at least quarterly, and corresponding changes in any related valuation allowance are made or balances deemed to be fully uncollectable are charged-off.

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$410,328	$1,250	$8,640	$420,218
Commercial owner occupied	340,685	-	11,666	352,351
SBA	49,855	-	-	49,855
Warehouse facilities	216,554	-	-	216,554
Real estate loans:
Commercial non-owner occupied	446,900	-	5,522	452,422
Multi-family	391,690	1,954	3,486	397,130
One-to-four family	115,780	-	955	116,735
Construction	111,469	-	235	111,704
Land	7,243	-	-	7,243
Other loans	6,641	-	-	6,641
Totals	$2,097,145	$3,204	$30,504	$2,130,853

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$426,379	$-	$1,828	$428,207
Commercial owner occupied	202,390	-	8,605	210,995
SBA	28,132	272	-	28,404
Warehouse facilities	113,798	-	-	113,798
Real estate loans:
Commercial non-owner occupied	355,274	-	3,939	359,213
Multi-family	261,956	501	508	262,965
One-to-four family	122,146	-	649	122,795
Construction	89,682	-	-	89,682
Land	9,088	-	-	9,088
Other loans	3,298	-	-	3,298
Totals	$1,612,143	$773	$15,529	$1,628,445

	Credit Risk Grades
		Special		Total Gross
	Pass	Mention	Substandard	Loans
March 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$270,024	$-	$1,853	$271,877
Commercial owner occupied	212,663	272	10,913	223,848
SBA	11,031	-	14	11,045
Warehouse facilities	81,033	-	-	81,033
Real estate loans:
Commercial non-owner occupied	328,645	-	4,845	333,490
Multi-family	222,178	508	514	223,200
One-to-four family	140,453	-	1,016	141,469
Construction	29,857	-	-	29,857
Land	6,170	-	-	6,170
Other loans	3,478	-	2	3,480
Totals	$1,305,532	$780	$19,157	$1,325,469

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2015	(in thousands)
Business loans:
Commercial and industrial	$417,894	$146	$-	$2,178	$420,218	$2,455
Commercial owner occupied	351,600	349	375	27	352,351	527
SBA	49,855	-	-	-	49,855	-
Warehouse facilities	216,554	-	-	-	216,554	-
Real estate loans:
Commercial non-owner occupied	452,422	-	-	-	452,422	1,602
Multi-family	397,130	-	-	-	397,130	-
One-to-four family	116,533	149	-	53	116,735	79
Construction	111,704	-	-	-	111,704	-
Land	7,243	-	-	-	7,243	-
Other loans	6,640	1	-	-	6,641	-
Totals	$2,127,575	$645	$375	$2,258	$2,130,853	$4,663

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$428,183	$-	$24	$-	$428,207	$-
Commercial owner occupied	210,995	-	-	-	210,995	514
SBA	28,404	-	-	-	28,404	-
Warehouse facilities	113,798	-	-	-	113,798	-
Real estate loans:
Commercial non-owner occupied	359,213	-	-	-	359,213	848
Multi-family	262,965	-	-	-	262,965	-
One-to-four family	122,722	19	-	54	122,795	82
Construction	89,682	-	-	-	89,682	-
Land	9,088	-	-	-	9,088	-
Other loans	3,297	1	-	-	3,298	-
Totals	$1,628,347	$20	$24	$54	$1,628,445	$1,444

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
March 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$271,845	$-	$32	$-	$271,877	$31
Commercial owner occupied	223,402	-	-	446	223,848	864
SBA	10,985	46	-	14	11,045	14
Warehouse facilities	81,033	-	-	-	81,033	-
Real estate loans:
Commercial non-owner occupied	332,572	-	-	918	333,490	1,327
Multi-family	223,200	-	-	-	223,200	-
One-to-four family	141,348	72	-	49	141,469	438
Construction	29,857	-	-	-	29,857	-
Land	6,170	-	-	-	6,170	-
Other loans	3,480	-	-	-	3,480	-
Totals	$1,323,892	$118	$32	$1,427	$1,325,469	$2,674

Note 7 – Allowance for Loan Losses

The Company’s ALLL covers estimated credit losses on individually evaluated loans that are determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  The ALLL is prepared using the information provided by the Company’s credit review process together with data from peer institutions and economic information gathered from published sources.

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

Owner Occupied Commercial Real Estate Loans, Commercial and Industrial Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1 through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Multi-Family and Non-Owner Occupied Commercial Real Estate and Construction Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate and construction loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

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

One-to-Four Family and Consumer Loans

The Company's base ALLL factor for one-to-four family and consumer loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For one-to-four family and consumer loans, those factors include:

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

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the three months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2014	$4,200	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(396)	-	-	-	-	-	-	-	-	-	(396)
Recoveries	12	-	-	-	-	-	-	-	-	-	12
Provisions for (reduction in) loan losses	1,116	96	(21)	343	124	243	(168)	122	(30)	5	1,830
Balance, March 31, 2015	$4,932	$1,853	$547	$889	$2,131	$1,303	$674	$1,210	$78	$29	$13,646

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
General portfolio allocation	4,932	1,853	547	889	2,131	1,303	674	1,210	78	29	13,646

Loans individually evaluated for impairment	1,853	379	-	-	458	-	232	-	-	-	2,922
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Loans collectively evaluated for impairment	$418,365	$351,972	$49,855	$216,554	$451,964	$397,130	$116,503	$111,704	$7,243	$6,641	$2,127,931
General reserves to total loans collectively evaluated for impairment	1.18%	0.53%	1.10%	0.41%	0.47%	0.33%	0.58%	1.08%	1.08%	0.44%	0.64%

Total gross loans	$420,218	$352,351	$49,855	$216,554	$452,422	$397,130	$116,735	$111,704	$7,243	$6,641	$2,130,853
Total allowance to gross loans	1.17%	0.53%	1.10%	0.41%	0.47%	0.33%	0.58%	1.08%	1.08%	0.44%	0.64%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)

Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(124)	-	-	-	(365)	-	(12)	-	-	-	(501)
Recoveries	5	-	2	-	-	-	30	-	-	-	37
Provisions for (reduction in) loan losses	516	(64)	26	(16)	564	(12)	(198)	187	(46)	(8)	949
Balance, March 31, 2014	$2,365	$1,754	$179	$376	$1,857	$805	$919	$323	$81	$26	$8,685

Amount of allowance attributed to:
Specifically evaluated impaired loans	$-	$-	$-	$-	$-	$-	$104	$-	$-	$-	$104
General portfolio allocation	2,365	1,754	179	376	1,857	805	815	323	81	26	8,581

Loans individually evaluated for impairment	31	718	14	-	1,327	-	593	-	-	-	2,683
Specific reserves to total loans individually evaluated for impairment	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	17.54%	0.00%	0.00%	0.00%	3.88%
Loans collectively evaluated for impairment	$271,846	$223,130	$11,031	$81,033	$332,163	$223,200	$140,876	$29,857	$6,170	$3,480	$1,322,786
General reserves to total loans collectively evaluated for impairment	0.87%	0.79%	1.62%	0.46%	0.56%	0.36%	0.58%	1.08%	1.31%	0.75%	0.65%

Total gross loans	$271,877	$223,848	$11,045	$81,033	$333,490	$223,200	$141,469	$29,857	$6,170	$3,480	$1,325,469
Total allowance to gross loans	0.87%	0.78%	1.62%	0.46%	0.56%	0.36%	0.65%	1.08%	1.31%	0.75%	0.66%

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

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10.0 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 3.00% per annum as of March 31, 2015.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014

Stock options excluded	967,050	700,598

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(dollars in thousands, except per share data)
Net income	$1,789			$2,632
Basic income available to common stockholders	1,789	20,091,924	$0.09	2,632	17,041,594	$0.15
Effect of dilutive stock options and warrants	-	290,908		-	334,407
Diluted income available to common stockholders plus assumed conversions	$1,789	20,382,832	$0.09	$2,632	17,376,001	$0.15

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at March 31, 2015, December 31, 2014 and March 31, 2014:

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$178,371	$178,371	$-	$-	$178,371
Securities available for sale	280,461	-	280,461	-	280,461
FHLB, Federal Reserve Bank, and other stock, at cost	30,586	30,586	-	-	30,586
Loans held for investment, net	2,117,741	-	-	2,205,161	2,205,161
Accrued interest receivable	8,769	8,769	-	-	8,769
Other real estate owned	997	-	-	997	997

Liabilities:
Deposit accounts	2,043,166	1,576,056	479,204	-	2,055,260
FHLB advances	300,000	300,031	-	-	300,031
Other borrowings	43,434	-	45,084	-	45,084
Subordinated debentures	70,310	-	69,501	-	69,501
Accrued interest payable	177	177	-	-	177

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$403,084	$-	$40,308	$-	$40,308

	At December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$110,925	$110,925	$-	$-	$110,925
Securities available for sale	201,638	-	201,638	-	201,638
FHLB, Federal Reserve Bank, and other stock, at cost	17,067	17,067	-	-	17,067
Loans held for investment, net	1,616,422	-	-	1,686,046	1,686,046
Accrued interest receivable	7,131	7,131	-	-	7,131
Other real estate owned	1,037	-	-	1037	1,037

Liabilities:
Deposit accounts	1,630,826	1,216,847	519,898	-	1,736,745
FHLB advances	70,000	70,025	-	-	70,025
Other borrowings	46,643	-	48,312	-	48,312
Subordinated debentures	70,310	-	33,456	-	33,456
Accrued interest payable	209	209	-	-	209

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$355,024	$-	$35,502	$-	$35,502

	At March 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$124,419	$124,419	$-	$-	$124,419
Securities available for sale	202,142	-	202,142	-	202,142
FHLB, Federal Reserve Bank, and other stock, at cost	14,104	14,104	-	-	14,104
Loans held for investment, net	1,316,687	-	-	1,392,661	1,392,661
Accrued interest receivable	5,865	5,865	-	-	5,865
Other real estate owned	752	-	-	752	752

Liabilities:
Deposit accounts	1,435,203	1,110,877	354,437	-	1,465,314
FHLB advances	50,000	50,000	-	-	50,000
Other borrowings	45,506	-	47,708	-	47,708
Subordinated debentures	10,310	-	4,649	-	4,649
Accrued interest payable	168	168	-	-	168

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$246,014	$-	$24,601	$-	$24,601

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At March 31, 2015, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	March 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$-	$105,523	$-	$105,523
Mortgage-backed securities	-	174,938	-	174,938
Total securities available for sale	$-	$280,461	$-	$280,461

	March 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$-	$77,324	$-	77,324
Mortgage-backed securities	-	124,818	-	124,818
Total securities available for sale	$-	$202,142	$-	$202,142

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	March 31, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$2,742	$2,742
Other real estate owned	-	-	997	997
Total assets	$-	$-	$3,739	$3,739

	March 31, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$-	$-	$1,730	$1,730
Other real estate owned	-	-	752	752
Total assets	$-	$-	$2,482	$2,482

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	March 31, 2015
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$1,853	Collateral valuation	6.70%	8	0 - 10%
Commercial owner occupied	379	Collateral valuation	6.75%	7	0 - 10%
Real estate loans:
Commercial non-owner occupied	458	Collateral valuation	7.00%	12	0 - 15%
One-to-four family	52	Collateral valuation	8.00 - 15.00%	5 - 16	0 - 10%
Total collateral dependent impaired loans	$2,742

Other real estate owned
Land	$711	Collateral valuation	--	--	0 - 10%
One-to-four family	286	Collateral valuation	--	--	0 - 10%
Total other real estate owned	$997

	March 31, 2014
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$31	Collateral valuation	6.00%	3	0 - 10%
Commercial owner occupied	718	Collateral valuation	7.00 - 11.75%	3 - 8	0 - 10%
SBA	14	Collateral valuation	6.00%	7	0 - 20%
Real estate loans:
Commercial non-owner occupied	918	Collateral valuation	6.13 - 7.00%	12-13	0 - 15%
One-to-four family	49	Collateral valuation	11.10 - 15.00%	6 - 15	0 - 10%
Total collateral dependent impaired loans	$1,730

Other real estate owned
Land	$752	Collateral valuation	--	--
Total other real estate owned	$752

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

·
The effect of acquisitions we have made or may make, if any, including, without limitation, the failure to achieve the expected revenue growth or expense savings from such acquisitions, or the failure to effectively integrate an acquisition target into our operations;

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.  We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements.  For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2014 Annual Report.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us.  Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide.  At March 31, 2015, the Bank operated 16 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), Seal Beach, Tustin, Riverside and Corona.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

Our principal source of income is the net spread between interest earned on loans and investments and the interest costs associated with deposits and borrowings used to finance the loan and investment portfolios.  Additionally, the Bank generates fee income from loan and investment sales and various products and services offered to both depository and loan customers.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of U.S. GAAP in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements in our 2014 Annual Report.  There have been no significant changes to our Critical Accounting Policies as described in our 2014 Annual Report.

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

We consider the ALLL to be a critical accounting policy that requires judicious estimates and assumptions in the preparation of our financial statements that is particularly susceptible to significant change.  For further information, see “Allowances for Loan Losses” discussed in Note 7 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 5 to the Consolidated Financial Statements in our 2014 Annual Report.

IDPK ACQUISITION

Effective January 26, 2015, the Company acquired IDPK, a Newport Beach, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and IDPK on October 22, 2014.  As a result of the IDPK acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $449.6 million, including:

·	$332.9 million of gross loans;

·	$56.1 million in investment securities;

·	$28.1 million in goodwill;

·	$11.3 million in bank owned life insurance;

·	$10.5 million of cash and cash equivalents;

·	$7.8 million of other types of assets; and

·	$2.9 million of a core deposit intangible.

Also as a result of the IDPK acquisition, the Bank recorded equity of $70.9 million in connection with the Corporation’s stock issued to IDPK shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $371.1 million, including:

·	$270.0 million in deposit transaction accounts;

·	$66.0 million in retail certificates of deposit;

·	$33.3 million in FHLB advances; and

·	$1.8 million other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition was an opportunity for the Company to strengthen its competitive position as one of the premier community banks headquartered in Southern California.  Additionally, the IDPK acquisition enhanced and connected the Company’s footprint in Southern California.

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

RESULTS OF OPERATIONS

In the first quarter of 2015, we reported net income of $1.8 million, or $0.09 per diluted share, compared with net income for the first quarter of 2014 of $2.6 million or $0.15 per diluted share.  For the three months ended March 31, 2015, the Company’s return on average assets was 0.29% and return on average tangible common equity was 4.04%, compared with a return on average assets of 0.64% and a return on average tangible common equity of 7.22% for the three months ended March 31, 2014.

The Company’s first quarter 2015 financial results included merger-related expenses of $4.0 million associated with the IDPK acquisition. The Company’s first quarter 2014 financial results included merger-related expenses of $626,000 associated with the acquisition of IFH. Excluding non-recurring merger-related expenses, the Company reported adjusted net income of $4.3 million, or $0.21 per share on a diluted basis, for the first quarter of 2015, compared with $3.0 million, or $0.17 per share on a diluted basis, for the first quarter of 2014.

Excluding the non-recurring merger-related expenses, the Company’s adjusted return on average assets was 0.70% and adjusted return on average tangible common equity was 9.24% for the three months ended March 31, 2015, compared with an adjusted return on average assets of 0.73% and an adjusted return on average tangible common equity of 8.23% for the three months ended March 31, 2014.

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

Net interest income for the first quarter of 2015 increased $6.5 million or 39.0% compared to the first quarter of 2014.  The increase was primarily related to an increase in interest-earning assets of $779.1 million, primarily related to our organic loan growth since the end of the first quarter of 2014 and our acquisition of IDPK during the first quarter of 2015.  The increase was partially offset by a lower net interest margin, which decreased 31 basis points from the first quarter of 2014 to the first quarter of 2015.  The decrease in the net interest margin was primarily related to a 15 basis point decrease in the yield of interest-earning assets and 20 basis point increase in the cost of interest-bearing liabilities.  The decrease in yield on interest-earning assets was primarily related to a higher mix of lower yielding cash and cash equivalents, partially offset by an increase in yield of loans by 2 basis points.  The increase in cost of interest-bearing liabilities was primarily associated with the issuance of $60.0 million of subordinated debt and $50 million of fixed-term FHLB borrowings in the third quarter of 2014 and an increase in our cost of deposits of 2 basis points.

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

	Average Balance Sheet
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$224,913	$129	0.23%	$103,926	$50	0.19%	$70,341	$27	0.16%
Federal funds sold	275	-	-	275	-	-	192	-	-
Investment securities	273,162	1,428	2.09	237,347	1,308	2.20	243,847	1,410	2.31
Loans receivable, net (1)	1,849,553	24,513	5.38	1,558,826	20,679	5.26	1,254,407	16,585	5.36
Total interest-earning assets	2,347,903	26,070	4.50%	1,900,374	22,037	4.60%	1,568,787	18,022	4.65%
Noninterest-earning assets	114,132			89,322			87,095
Total assets	$2,462,035			$1,989,696			$1,655,882
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$145,813	$45	0.13%	$129,773	$43	0.13%	$137,658	$38	0.11%
Money market	695,369	562	0.33	506,850	406	0.32	435,188	314	0.29
Savings	87,439	36	0.17	75,182	28	0.15	75,904	28	0.15
Time	472,534	963	0.83	438,711	971	0.88	329,026	689	0.85
Total interest-bearing deposits	1,401,155	1,606	0.46	1,150,516	1,448	0.50	977,776	1,069	0.44
FHLB advances and other borrowings	201,700	375	0.75	103,394	332	1.27	85,019	243	1.16
Subordinated debentures	70,310	971	5.60	70,310	990	5.59	10,310	75	2.95
Total borrowings	272,010	1,346	2.01	173,704	1,322	3.02	95,329	318	1.35
Total interest-bearing liabilities	1,673,165	2,952	0.72%	1,324,220	2,770	0.83%	1,073,105	1,387	0.52%
Noninterest-bearing deposits	523,859			447,315			389,513
Other liabilities	23,367			20,541			10,951
Total liabilities	2,220,391			1,792,076			1,473,569
Stockholders' equity	241,644			197,620			182,313
Total liabilities and equity	$2,462,035			$1,989,696			$1,655,882
Net interest income		$23,118			$19,267			$16,635
Net interest rate spread (2)			3.78%			3.77%			4.13%
Net interest margin (3)			3.99%			4.02%			4.30%
Ratio of interest-earning assets to interest-bearing liabilities			140.33%			143.51%			146.19%

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

	Three Months Ended March 31, 2015
	Compared to
	Three Months Ended March 31, 2014
	Increase (decrease) due to

	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$20	$82	$102
Investment securities	(142)	160	18
Loans receivable, net	31	7,897	7,928
Total interest-earning assets	$(91)	$8,139	$8,048
Interest-bearing liabilities
Interest checking	$4	$3	$7
Money market	37	211	248
Savings	4	4	8
Time	(17)	291	274
FHLB advances and other borrowings	(109)	241	132
Subordinated debentures	119	777	896
Total interest-bearing liabilities	$38	$1,527	$1,565
Change in net interest income	$(129)	$6,612	$6,483

Provision for Loan Losses

We recorded a $1.8 million provision for loan losses during the first quarter of 2015, up from $949,000 from the first quarter of 2014.  The increase in the provision for loan losses was mainly attributable to the organic growth in our loan portfolio.  Net loan charge-offs amounted to $384,000 in the first quarter of 2015, compared to net loan charge-offs of $464,000 from the first quarter of 2014.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the first quarter of 2015, there were no charge-offs associated with purchased credit impaired loans.

Our Loss Mitigation Department continues collection efforts on loans previously written down and/or charged-off to maximize potential recoveries.  See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income

Noninterest income totaled $2.0 million for the first quarter of 2015, down $26,000 or 1.3% from the first quarter of 2014.  The decrease was primarily related to a decrease in gain on sale of loans of $548,000 because there were no loan sales in the current quarter, partially offset by higher other income of $308,000 and deposit fees of $128,000, primarily related to our growth.  The absence of loan gains during the first quarter of 2015 resulted from a decision to hold SBA loans for a slightly longer period of time to optimize their overall return.

Noninterest Expense

Noninterest expense totaled $20.5 million for the first quarter of 2015, up $6.9 million or 51.2%, compared with the first quarter of 2014.  The increase in expense was primarily related to higher non-recurring merger-related expense of $3.4 million, compensation and benefits costs of $2.6 million, other expense of $469,000 and marketing expense of $427,000, primarily related to our organic growth and acquisition of IDPK. Partially offsetting these increases was lower data processing and communications expense of $429,000 primarily related to lower negotiated core system provider costs.

The Company’s efficiency ratio was 64.63% for the first quarter of 2015, compared to 67.96% for the first quarter of 2014.

Income Taxes

For the first quarter of 2015, our effective tax rate was 37.1%, compared with 37.3% for the first quarter of 2014.

FINANCIAL CONDITION

At March 31, 2015, assets totaled $2.8 billion, up $714.1 million or 35.0% from December 31, 2014 and $1.0 billion or 57.7% from March 31, 2014.

The increases were principally impacted by the acquisition of IDPK, which at closing added $449.6 million in assets including $332.9 million in loans, $56.1 million in investment securities, $28.1 million in goodwill and $11.3 million in bank owned life insurance.  Additionally, organic loan growth, an increase in cash and cash equivalents and investment security and FHLB stock purchases contributed to the increase in assets during the first quarter of 2015.  Cash and cash equivalents increased $67.4 million during the first quarter of 2015 as management opted to increase liquidity temporarily by increasing FHLB advances and investing the proceeds in short-term holdings.  This was done in consideration of the largest loan pipeline in the Bank’s history, increased activity on the Bank’s warehouse lines of credit, the announcement of the closure and consolidation of three IDPK branches, and the intentional run-off of a large amount of higher-cost certificates of deposit that matured during the quarter.  Management does not expect to operate the Bank at the high levels of cash balances going forward.

The increase in assets since the end of the first quarter of 2014 was primarily related to organic and acquisitive loan growth of $806.0 million, investment securities and FHLB stock growth of $94.8 million and an increase in cash and cash equivalents of $54.0 million, goodwill of $28.1 million and bank owned life insurance of $12.1 million.

Loans

Net loans held for investment totaled $2.1 billion at March 31, 2015, an increase of $502.8 million or 30.9% from December 31, 2014, and an increase of $806.0 million or 60.8% from March 31, 2014.

The increase during the first quarter of 2015 was primarily related to loans acquired from IDPK of $332.9 million at acquisition date, as well as our organic loan originations.  The increase included increases in multifamily of $134.2 million, commercial owner occupied loans of $141.4 million, warehouse facilities of $102.8 million, commercial non-owner occupied of $93.2 million, construction of $22.0 million and SBA of $21.5 million.

The increase in loans from March 31, 2014 included loans acquired from IDPK as well as organic loan growth in real estate loans of $354.2 million, C&I loans of $148.3 million, warehouse facilities loans of $135.5 million, commercial owner occupied loans of $128.5 million and SBA loans of $38.8 million.

The total end of period weighted average interest rate on loans at March 31, 2015 was 4.90%, compared to 4.91% at December 31, 2014 and 5.00% at March 31, 2014.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2015			December 31, 2014			March 31, 2014
			Weighted			Weighted			Weighted
		Percent	Average		Percent	Average		Percent	Average
	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate	Amount	of Total	Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$420,218	19.7%	5.24%	$428,207	26.3%	5.25%	$271,877	20.5%	5.33%
Commercial owner occupied (1)	352,351	16.5%	5.28%	210,995	13.0%	5.09%	223,848	16.9%	5.39%
SBA	49,855	2.3%	5.71%	28,404	1.7%	5.63%	11,045	0.8%	5.85%
Warehouse facilities	216,554	10.2%	3.97%	113,798	7.0%	4.21%	81,033	6.1%	3.91%
Real estate loans:
Commercial non-owner occupied	452,422	21.2%	4.96%	359,213	22.1%	4.97%	333,490	25.2%	5.33%
Multi-family	397,130	18.6%	4.60%	262,965	16.1%	4.55%	223,200	16.8%	4.73%
One-to-four family (2)	116,735	5.5%	4.35%	122,795	7.5%	4.35%	141,469	10.7%	4.41%
Construction	111,704	5.2%	5.16%	89,682	5.5%	5.15%	29,857	2.2%	5.19%
Land	7,243	0.3%	5.07%	9,088	0.6%	4.78%	6,170	0.5%	4.59%
Other loans	6,641	0.5%	5.81%	3,298	0.2%	6.06%	3,480	0.3%	5.78%
Total gross loans (3)	2,130,853	100.0%	4.90%	1,628,445	100.0%	4.91%	1,325,469	100.0%	5.00%
Less loans held for sale	-			-			-
Total gross loans held for investment	2,130,853			1,628,445			1,325,469
Deferred loan origination costs/(fees) and premiums/(discounts), net	534			177			(97)
Allowance for loan losses	(13,646)			(12,200)			(8,685)
Loans held for investment, net	$2,117,741			$1,616,422			$1,316,687

(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for March 31, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $1.2 million, on Palm Desert National loans of $1.3 million, on SDTB loans of $151,000, and on IB loans of $6.9 million and (ii) the mark-to-market premium on FAB loans of $28,000.

Loan activity during the first quarter of 2015 included loans acquired from IDPK, organic loan originations of $206.3 million and loan purchases of $30.3 million and a decrease in undisbursed loan funds of $39.4 million, partially offset by loan repayments of $106.4 million. During the first quarter of 2015, our organic loan originations were well diversified across loan type and included $46.4 million in warehouse facilities loans, $43.5 million in construction loans, $38.9 million in C&I loans, including $16.4 million in franchise loans, $24.4 million in multifamily loans, $23.4 million in commercial owner occupied loans, $20.4 million in SBA loans and $8.6 million in commercial non-owner occupied loans.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Beginning balance gross loans	$1,628,445	$1,243,252
Loans originated:
Business loans:
Commercial and industrial	38,906	46,786
Commercial owner occupied (1)	23,380	1,800
SBA	20,405	5,199
Warehouse facilities	46,380	1,150
Real estate loans:
Commercial non-owner occupied	8,589	22,806
Multi-family	24,366	7,574
One-to-four family (2)	762	450
Construction loans	43,466	20,428
Other loans	12	12
Total loans originated	206,266	106,205
Loans purchased/acquired:
Business loans:
Commercial and industrial	53,840	69,543
Commercial owner occupied	51,608	11,105
SBA	5,431	-
Real estate loans:
Commercial non-owner occupied	126,410	-
Multi-family	118,802	-
One-to-four family	2,158	-
Construction	2,024	-
Land	880	-
Other loans	2,028	-
Total loans purchased	363,181	80,648
Total loan production	569,447	186,853
Principal repayments	(106,409)	(77,555)
Sales of loans	-	(9,508)
Change in undisbursed loan funds, net	39,395	(17,651)
Charge-offs	(396)	(501)
Change in mark-to-market discounts from acquisitions	371	579
Net increase in gross loans	502,408	82,217
Ending balance gross loans	$2,130,853	$1,325,469

(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	March 31, 2015
			Weighted	Weighted
	Number		Average	Average Months
Periods to Repricing	of Loans	Amount	Interest Rate	to Reprice
	(dollars in thousands)
1 Year and less	1,838	$1,015,478	4.95%	10.05
Over 1 Year to 3 Years	212	237,457	4.55%	27.23
Over 3 Years to 5 Years	348	443,794	4.76%	49.21
Over 5 Years to 7 Years	57	125,913	4.56%	66.63
Over 7 Years to 10 Years	20	21,533	4.82%	106.84
Total adjustable	2,475	1,844,175	4.83%	23.06
Fixed	895	286,678	5.45%
Total	3,370	$2,130,853	4.90%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At March 31, 2015, loans delinquent 30 or more days as a percentage of total gross loans was 0.15%, up from 0.01% at December 31, 2014 and 0.12% at March 31, 2014.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At March 31, 2015
Business loans:
Commercial and industrial	1	$146	-	$-	3	$2,178	4	$2,324
Commercial owner occupied	1	349	1	375	1	27	3	751
Real estate loans:
One-to-four family	3	149	-	-	3	53	6	202
Other	1	1	-	-	-	-	1	1
Total	6	$645	1	$375	7	$2,258	14	$3,278
Delinquent loans to total gross loans		0.03%		0.02%		0.11%		0.15%

At December 31, 2014
Business loans:
Commercial and industrial	-	$-	1	$24	-	$-	1	$24
Real estate loans:
One-to-four family	1	19	-	-	3	54	4	73
Other	1	1	-	-	-	-	1	1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total gross loans		0.00%		0.00%		0.00%		0.01%

At March 31, 2014
Business loans:
Commercial and industrial	-	$-	1	$32	-	$-	1	$32
Commercial owner occupied	-	-	-	-	2	446	2	446
SBA	1	46	-	-	1	14	2	60
Real estate loans:
Commercial non-owner occupied	-	-	-	-	2	918	2	918
One-to-four family	3	72	-	-	3	49	6	121
Total	4	$118	1	$32	8	$1,427	13	$1,577
Delinquent loans to total gross loans		0.01%		0.00%		0.11%		0.12%

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

The loss factor for each segment of our loan portfolio is generally based on our actual historical loss rate experience supplemented by management judgment for certain segments where we lack loss history experience.  We also consider historical charge-off rates for the last 10 and 15 years for commercial banks and savings institutions headquartered in California as collected and reported by the FDIC.  The loss factor is adjusted by qualitative adjustment factors to arrive at a final loss factor for each loan portfolio segment.  For additional information regarding the qualitative adjustments, please see “Allowances for Loan Losses” as discussed in our 2014 Annual Report.  The qualitative factors allow management to assess current trends within our loan portfolio and the economic environment to incorporate their effect when calculating the ALLL.  The final loss factors are applied to pass graded loans within our loan portfolio.  Higher factors are applied to loans graded below pass, including classified and criticized assets.

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

At March 31, 2015, our ALLL was $13.6 million, up $1.4 million from December 31, 2014 and $5.0 million from March 31, 2014.  The increase in the allowance for loan losses at March 31, 2015 was mainly attributable to the growth in our loan portfolio. At March 31, 2015, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	March 31, 2015			December 31, 2014			March 31, 2014
		Allowance	% of Loans		Allowance	% of Loans		Allowance	% of Loans
Balance at End of		as a % of	in Category to		as a % of	in Category to		as a % of	in Category to
Period Applicable to	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans	Amount	Category Total	Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$4,932	1.17%	19.7%	$4,200	0.98%	26.3%	$2,365	0.87%	20.5%
Commercial owner occupied	1,853	0.53%	16.5%	1,757	0.83%	13.0%	1,754	0.78%	16.9%
SBA	547	1.10%	2.3%	568	2.00%	1.7%	179	1.62%	0.8%
Warehouse facilities	889	0.41%	10.2%	546	0.48%	7.0%	376	0.46%	6.1%
Real estate loans:
Commercial non-owner occupied	2,131	0.47%	21.2%	2,007	0.56%	22.1%	1,857	0.56%	25.2%
Multi-family	1,303	0.33%	18.6%	1,060	0.40%	16.1%	805	0.36%	16.8%
One-to-four family	674	0.58%	5.5%	842	0.69%	7.5%	919	0.65%	10.7%
Construction	1,210	1.08%	5.2%	1,088	1.21%	5.5%	323	1.08%	2.2%
Land	78	1.08%	0.3%	108	1.19%	0.6%	81	1.31%	0.5%
Other Loans	29	0.44%	0.5%	24	0.73%	0.2%	26	0.75%	0.3%
Total	$13,646	0.64%	100.0%	$12,200	0.75%	100.0%	$8,685	0.66%	100.0%

The ALLL as a percent of nonaccrual loans was 291.3% at March 31, 2015, down from 844.9% at December 31, 2014, and 324.8% at March 31, 2014.  At March 31, 2015, the ratio of ALLL to total gross loans was 0.64%, down from 0.75% at December 31, 2014 and 0.66% at March 31, 2014.  The decrease in this ratio at March 31, 2015 is attributable to the loans acquired from IDPK, recorded at fair value, which did not necessitate an allowance against them.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was 0.90% at March 31, 2015, up from 0.87% at December 31, 2014 and 0.88% at March 31, 2014.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Balance, beginning of period	$12,200	$8,200
Provision for loan losses	1,830	949
Charge-offs:
Business loans:
Commercial and industrial	(396)	(124)
Real estate:
Commercial non-owner occupied	-	(365)
One-to-four family	-	(12)
Total charge-offs	(396)	(501)
Recoveries :
Business loans:
Commercial and industrial	12	5
SBA	-	2
Real estate:
One-to-four family	-	30
Total recoveries	12	37
Net loan charge-offs	(384)	(464)
Balance at end of period	$13,646	$8,685

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.08%	0.15%
Allowance for loan losses to gross loans at end of period	0.64%	0.66%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies.  Investment securities available for sale totaled $280.5 million at March 31, 2015, up $78.8 million or 39.1% from December 31, 2014, and $78.3 million or 38.7% from March 31, 2014.  The increase in investment securities during the first quarter of 2015 was primarily due to the acquisition of IDPK, which added $56.1 million in investment securities at the acquisition date, along with our purchases of $40.1 million, partially offset by sales of $8.7 million and principal paydowns of $6.9 million.  The increase in investment securities since March 31, 2014 was primarily due to purchase and acquired securities of $223.8 million, partially offset by sales of $117.4 million and principal pay downs of $29.3 million.  In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations and to maintain a certain level of securities to our overall asset size, while the sales were made to help fund loan production and improve our interest-earning asset mix.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	March 31, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$103,997	$1,718	$(192)	$105,523
Mortgage-backed securities	174,281	1,097	(440)	174,938
Total securities available for sale	$278,278	$2,815	$(632)	$280,461

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	March 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$77,062	$848	$(586)	77,324
Mortgage-backed securities	126,921	65	(2,168)	124,818
Total securities available for sale	$203,983	$913	$(2,754)	$202,142

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	March 31, 2015
	One Year		More than One		More than Five Years		More than
	or Less		to Five Years		to Ten Years		Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$470	1.14%	$21,076	1.41%	$36,539	1.96%	$47,438	2.20%	$105,523	1.95%
Mortgage-backed securities	-	0.00%	255	2.05%	28,208	1.72%	146,475	1.91%	174,938	1.88%
Total investment securities available for sale	470	1.14%	21,331	1.42%	64,747	1.86%	193,913	1.98%	280,461	1.91%
Stock:
FHLB	21,855	6.00%	-	0.00%	-	0.00%	-	0.00%	21,855	6.00%
Federal Reserve Bank and other	8,731	4.88%	-	0.00%	-	0.00%	-	0.00%	8,731	4.88%
Total stock	30,586	5.68%	-	0.00%	-	0.00%	-	0.00%	30,586	5.68%
Total securities	$31,056	5.61%	$21,331	1.42%	$64,747	1.86%	$193,913	1.98%	$311,047	2.28%

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

During the quarter ended March 31, 2015, there were no OTTI recoveries, compared to $13,000 in OTTI recoveries during the quarter ended March 31, 2014.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $5.7 million or 0.21% of total assets at March 31, 2015, up from $2.5 million or 0.12% of total assets at December 31, 2014 and $3.4 million or 0.20% of total assets at March 31, 2014.  During the first quarter of 2015, nonperforming loans increased $3.2 million to total $4.7 million while other real estate owned decreased $40,000 to $997,000.  The increase in nonperforming loans primarily was attributable to acquired loans.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	March 31,	December 31,	March 31,
	2015	2014	2014
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$2,455	$-	$31
Commercial owner occupied	527	514	864
SBA	-	-	14
Real estate:
Commercial non-owner occupied	1,602	848	1,327
One-to-four family	79	82	438
Total nonaccrual loans	4,663	1,444	2,674
Other real estate owned:
One-to-four family	286	285	-
Land	711	752	752
Total other real estate owned	997	1,037	752
Total nonperforming assets, net	$5,660	$2,481	$3,426

Allowance for loan losses	$13,646	$12,200	$8,685
Allowance for loan losses as a percent of total nonperforming loans	292.64%	844.88%	324.79%
Nonperforming loans as a percent of gross loans	0.22%	0.09%	0.20%
Nonperforming assets as a percent of total assets	0.21%	0.12%	0.20%

Liabilities and Stockholders’ Equity

Total liabilities were $2.5 billion at March 31, 2015, compared to $1.8 billion at December 31, 2014 and $1.6 billion at March 31, 2014.  The increase of $640.4 million or 34.8% from the year ended December 31, 2014 and the increase of $923.3 million or 59.3% from March 31, 2014 was related to the acquisition of IDPK, which added $371.1 million in assumed liabilities at the acquisition date, organic growth in deposits and an increase in borrowings to fund loan growth and increase liquidity.

Deposits.  At March 31, 2015, deposits totaled $2.0 billion, up $412.3 million or 25.3% from December 31, 2014 and $608.0 million or 42.4% from March 31, 2014.

During the first quarter of 2015, deposit increases included money market accounts of $194.3 million, noninterest bearing checking of $163.0 million, certificates of deposit of $41.5 million and savings of $14.4 million.  The increase in deposits during the first quarter of 2015 was primarily due to the acquisition of IDPK, which added $336.0 million in deposits with a cost of 0.41% at the acquisition date, along with organic transaction account increases of $71.9 million related to seasonal increases in existing HOA management accounts attributed to annual billings and the receipt of homeowner’s dues.

The increase in deposits since the end of the first quarter of 2014 was likewise attributable to organic growth and the IDPK acquisition and included increases in money market of $267.2 million, noninterest bearing checking of $206.9 million, wholesale/brokered certificates of deposit of $71.5 million, retail certificates of deposit of $56.0 million and savings of $12.8 million.  Additionally, brokered deposits of $70.0 million were raised in the third quarter of 2014 to extend the overall maturity of our liabilities and support our interest rate risk management strategies.

The total end of period weighted average cost of deposits at March 31, 2015 was 0.33%, down from 0.36% at December 31, 2014 and 0.34% at March 31, 2014.

At March 31, 2015, our gross loan to deposit ratio was 104.3%, up from 99.9% at December 31, 2014 and 92.4% at March 31, 2014.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	March 31, 2015			December 31, 2014			March 31, 2014
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$619,763	30.3%	0.00%	$456,754	28.0%	0.00%	$412,871	28.8%	0.00%
Interest-bearing deposits:
Checking	130,869	6.4%	0.11%	131,635	8.1%	0.11%	137,285	9.5%	0.11%
Money market	720,510	35.3%	0.36%	526,256	32.3%	0.32%	453,261	31.6%	0.30%
Savings	88,898	4.4%	0.17%	74,508	4.5%	0.14%	76,087	5.3%	0.14%
Time deposit accounts:
Less than 1.00%	301,611	14.8%	0.61%	232,043	14.2%	0.62%	131,274	9.1%	0.51%
1.00 - 1.99	173,860	8.5%	1.11%	197,410	12.1%	1.08%	211,725	14.8%	1.06%
2.00 - 2.99	6,314	0.3%	2.80%	10,771	0.7%	2.86%	11,266	0.8%	2.85%
3.00 - 3.99	613	0.0%	3.23%	714	0.0%	3.20%	694	0.0%	3.20%
4.00 - 4.99	3	0.0%	4.93%	2	0.0%	4.93%	3	0.0%	4.93%
5.00 and greater	725	0.0%	5.22%	733	0.1%	5.24%	737	0.1%	5.25%
Total time deposit accounts	483,126	23.6%	0.83%	441,673	27.1%	0.89%	355,699	24.8%	0.92%
Total interest-bearing deposits	1,423,403	69.7%	0.48%	1,174,072	72.0%	0.50%	1,022,332	71.2%	0.48%
Total deposits	$2,043,166	100.0%	0.33%	$1,630,826	100.0%	0.36%	$1,435,203	100.0%	0.34%

Borrowings.  At March 31, 2015, total borrowings amounted to $413.7 million, up $226.8 million or 121.3% from December 31, 2014 and $307.9 million or 291.0% from March 31, 2014.  The increase in borrowings was primarily to fund loan growth and to provide cash for liquidity purposes.

On August 29, 2014, the Corporation completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction.  The net proceeds of the offering were approximately $59 million and are to be used for general corporate purposes, including, but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise.  At the beginning of the third quarter of 2014, we locked in borrowings from the FHLB of $25.0 million at 60 basis points for 18 months and $25.0 million at 84 basis points for 2 years.  These borrowings replaced our FHLB overnight borrowings and also extended the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth.  Additionally, during the first quarter of 2015, repurchase agreement debt related to our HOA business decreased $1.7 million to $14.9 million.  This repurchase agreement debt was offered as a service to certain HOA depositors as added protection for deposit amounts above FDIC insurance levels.  At March 31, 2015, total borrowings represented 15.0% of total assets and had an end of period weighted average cost of 1.37%, compared with 9.2% of total assets at a weighted average cost of 2.74% at December 31, 2014 and 6.1% of total assets at a weighted average cost of 1.22% at March 31, 2014.

At March 31, 2015, total borrowings were comprised of the following:

·	Overnight FHLB advances of $250.0 million at 0.24%;

·	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

·	One 18 month fixed FHLB advance of $25.0 million at 0.60% due March 16, 2016, and one 24 month fixed FHLB advance of $25.0 million at 0.84% due September 15, 2016;

·
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10.0 million due in February 2018 and $18.5 million due in September 2018.  These agreements are secured by government sponsored entity MBS securities with a par value of $32.7 million and a fair value of $33.9 million;

·
HOA reverse repurchase agreements totaling $14.9 million at a weighted average rate of 0.02% and secured by of government sponsored entity MBS securities with a par value of $26.9 million and a fair value of $27.8 million; and

·
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 3.00% due April 7, 2034.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$300,000	0.32%	$70,000	0.59%	$50,000	0.11%
Reverse repurchase agreements	43,434	2.15%	46,643	2.03%	45,506	2.05%
Subordinated debentures	70,310	5.34%	70,310	5.34%	10,310	2.99%
Total borrowings	$413,744	1.37%	$186,953	2.74%	$105,816	1.22%

Weighted average cost of borrowings during the quarter	2.01%		3.02%		1.35%
Borrowings as a percent of total assets	15.0%		9.2%		6.1%

Stockholders’ Equity.  Total stockholders’ equity was $273.2 million as of March 31, 2015, up from $199.6 million at December 31, 2014 and $188.9 million at March 31, 2014.  The current year increase of $73.7 million in stockholders’ equity was primarily related to equity consideration of $70.9 million associated with the acquisition of IDPK, net income for the first three months of 2015 of $1.8 million and favorable change in accumulated other comprehensive income of $767,000.  The increase of $84.4 million from March 31, 2014 was primarily related to equity consideration of $70.9 million associated with the acquisition of IDPK, net income over the period of $15.8 million and a favorable change in accumulated other comprehensive income of $2.4 million, partially offset by the repurchase of the Company’s common stock of $4.8 million.

Our book value per share increased to $12.78 at March 31, 2015, up from $11.81 at December 31, 2014 and $10.96 at March 31, 2014.  At March 31, 2015, the Company’s tangible common equity to tangible assets ratio was 7.95%, down from 8.51% at December 31, 2014, and 9.30% at March 31, 2014.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	March 31,	December 31,	March 31,
	2015	2014	2014

Total stockholders' equity	$273,247	$199,592	$188,860
Less: Intangible assets	(59,213)	(28,564)	(29,324)
Tangible common equity	$214,034	$171,028	$159,536

Total assets	$2,753,000	$2,038,897	$1,745,282
Less: Intangible assets	(59,213)	(28,564)	(29,324)
Tangible assets	$2,693,787	$2,010,333	$1,715,958

Tangible common equity ratio	7.95%	8.51%	9.30%

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

Our primary sources of funds generated during the first three months of 2015 were from:

·	Proceeds of $193.5 from FHLB advances
·	Proceeds of $106.4 million from the sale and principal payments on loans held for investment; and
·	Net increase of $76.3 million in deposit accounts.

We used these funds to:

·	Purchase and originate loans held for investment of $236.6 million;
·	Purchase securities available for sale of $40.1 million;
·	Net change of $39.4 million of undisbursed loan funds; and
·	Purchase FHLB stock of $11.7 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At March 31, 2015, cash and cash equivalents totaled $178.4 million and the market value of our investment securities available for sale totaled $280.5 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales.  As of March 31, 2015, the maximum amount we could borrow through the FHLB was $915.2 million, of which $507.8 million was available for borrowing based on collateral pledged of $571.8 million in real estate loans.  At March 31, 2015, we had $300.0 million in FHLB borrowings against that available balance.  At March 31, 2015, we also had unsecured lines of credit aggregating $123.3 million, which consisted of $120.0 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank and one reverse repo line with a correspondent bank of $50.0 million.  At March 31, 2015, there were no advances drawn against these unsecured lines of credit.  For the quarter ended March 31, 2015, our average liquidity ratio was 19.10%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2015 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 5% of total deposits, as a secondary source for funding.  At March 31, 2015, we had $72.4 million in brokered time deposits, which constituted 3.5% of total deposits at that date.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders.  The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  For the three months ending March 31, 2015, the Company has repurchased 5,833 shares of its common stock for $93,000 under the repurchase plan.  Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	March 31, 2015
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$250,000	$50,000	$-	$-	$300,000
Other borrowings	14,934	10,000	18,500	-	43,434
Subordinated debentures	-	-	-	70,310	70,310
Certificates of deposit	324,324	153,697	4,493	612	483,126
Operating leases	3,440	5,215	3,434	462	12,551
Total contractual cash obligations	$592,698	$218,912	$26,427	$71,384	$909,421

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of March 31, 2015, we had commitments to extend credit on existing lines and letters of credit of $403.1 million, compared to $355.0 million at December 31, 2014 and $246.0 million at March 31, 2014.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	March 31, 2015
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$103,047	$32,738	$10,034	$11,666	$157,485
Warehouse facilities	-	-	-	69,796	69,796
Construction	42,116	51,258	-	-	93,374
Home equity lines of credit	196	1,480	-	7,470	9,146
Standby letters of credit	11,897	-	-	20	11,917
All other	60,054	320	7	985	61,366
Total other commitments	$217,310	$85,796	$10,041	$89,937	$403,084

Regulatory Capital Compliance  (BASEL III)

On July 2, 2013, federal banking regulators issued a final rule (the “Basel III Rule”) implementing a revised regulatory capital framework for U.S. banks in accordance with the Basel III international accord and satisfying related mandates under the Dodd-Frank Act.  The Basel III Rule includes a new common equity tier 1 minimum capital requirement of 4.5% of risk-weighted assets and increases the minimum tier 1 capital requirement from 4.0% to 6.0% of risk-weighted assets.  The minimum total risk-based capital requirement remains unchanged at 8.0% of total risk-weighted assets.  In addition to these minimum capital requirements, the Basel III Rule requires banking organizations to hold a buffer of common equity tier 1 capital in an amount above 2.5% of total risk-weighted assets to avoid restrictions on capital distributions and discretionary bonus payments to executive officers.

The minimum regulatory capital requirements and compliance with a standardized approach for determining risk-weighted assets of the final rule became effective for us on January 1, 2015.  The capital conservation buffer framework transition period begins January 1, 2016, with full implementation effective January 1, 2019.

The Basel III Rule also establishes a standardized approach for determining risk-weighted assets.  Under the Basel III Rule, risk weights for residential mortgage loans that apply under current capital rules will continue to apply and banking organizations with less than $15 billion in total assets may continue to include existing trust preferred securities as capital.  The Basel III Rule allows banking organizations that are not subject to the advanced approaches rule, like us, to make a one-time election not to include most elements of accumulated other comprehensive income (“AOCI”) in regulatory capital and instead use the existing treatment under current capital rules.  The Corporation and Bank, as permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.

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

Beginning in the first quarter of 2015, we calculated our regulatory capital ratios under the Basel III Rule.  Basel III had no significant effect on our capital ratios.  Our capital ratios as of December 31, 2014 and March 31, 2014 are under the Basel I rules.  The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At March 31, 2015 (1)

Leverage Ratio
Bank	$226,917	11.03%	$96,407	4.00%	$120,509	5.00%
Consolidated	226,917	9.43%	96,280	4.00%	120,350	5.00%

Common Equity Tier 1 to Risk-Weighted Assets (2)
Bank	265,765	11.46%	104,370	4.50%	150,757	6.50%
Consolidated	216,917	9.32%	104,780	4.50%	151,349	6.50%

Tier 1 Capital to Risk-Weighted Assets
Bank	265,765	11.46%	139,161	6.00%	185,547	8.00%
Consolidated	226,917	9.75%	139,706	6.00%	186,275	8.00%

Total Capital to Risk-Weighted Assets
Bank	279,834	12.07%	185,547	8.00%	231,934	10.00%
Consolidated	300,987	12.93%	186,275	8.00%	232,844	10.00%

At December 31, 2014 (1)

Leverage Ratio
Bank	$221,523	11.29%	$78,466	4.00%	$98,083	5.00%
Consolidated	179,881	9.18%	78,401	4.00%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	221,523	12.72%	69,650	4.00%	104,475	6.00%
Consolidated	179,881	10.30%	69,855	4.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	234,120	13.45%	139,300	8.00%	174,126	10.00%
Consolidated	252,477	14.46%	139,709	8.00%	N/A	N/A

At March 31, 2014 (1)

Leverage Ratio
Bank	$167,294	10.26%	$65,229	4.00%	$81,536	5.00%
Consolidated	170,096	10.45%	65,085	4.00%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	167,294	12.06%	55,476	4.00%	83,214	6.00%
Consolidated	170,096	12.23%	55,624	4.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	176,301	12.71%	110,953	8.00%	138,691	10.00%
Consolidated	179,104	12.88%	111,249	8.00%	N/A	N/A

(1) The capital ratios as of March 31, 2015 reflect the adoption of the Basel III Rule in effect beginning January 1, 2015, while ratios for the prior periods represent the previous capital rules under Basel I.
(2) The common equity tier 1 ratio is a new ratio required under the Basel III Rule and represents common equity, less goodwill and intangible assets net of any deferred tax liabilities, divided by risk-weighted assets.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Management believes that there have been no material changes in our quantitative and qualitative information about market risk since December 31, 2014.  For a complete discussion of our quantitative and qualitative market risk, see “Item 7A.  Quantitative and Qualitative Disclosure About Market Risk” in our 2014 Annual Report.

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

After a lengthy period of inactivity, the Bank was contacted by plaintiffs’ counsel to schedule depositions and discovery, and prepare the case to go to trial in 2015.  The Board of Directors of the Company determined to establish a $1.7 million reserve related to the lawsuit during the fourth quarter of 2014, which the Board of Directors believes to be a reasonable estimate of the Company’s exposure as of December 31, 2014.  In March and April 2015, the Company entered into a proposed settlement agreement with plaintiffs to resolve the litigation as to the Company.  The court granted preliminary approval for the settlement, and plaintiffs are currently in the process of notifying class members about the proposed settlement.  A hearing is scheduled for June 2015 to seek final approval of the settlement from the court.
The Company is not involved in any other material pending legal proceedings other than legal proceedings occurring in the ordinary course of business.  Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A. Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A of our 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice.  The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2015.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month

December-2014	--	--	--	769,710
January-2015	-	$-	-	769,710
February-2015	-	-	-	769,710
March-2015	5,833	16.02	5,833	763,877
Total/Average	5,833	$16.02	5,833	763,877

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

PACIFIC PREMIER BANCORP, INC.,

May 08, 2015	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

May 08, 2015	By:	/s/ Kent J. Smith
Date		Kent J. Smith
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document