Form 10-Q
period 2015-06-30
PACIFIC PREMIER BANCORP INC
filed 2015-08-10
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes [ ] No [X]
The number of shares outstanding of the registrant's common stock as of August 10, 2015 was 21,510,558.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Financial Condition: At June 30, 2015 (unaudited), December 31, 2014 (audited) and June 30, 2014 (unaudited)

Consolidated Statements of Operations: For the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 and the six months ended June 30, 2015 and 2014 (unaudited)

Consolidated Statements of Comprehensive Income: For the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 and the six months ended June 30, 2015 and 2014 (unaudited)

Consolidated Statements of Stockholders’ Equity: For the six months ended June 30, 2015 and 2014 (unaudited)

Consolidated Statements of Cash Flows: For the six months ended June 30, 2015 and 2014 (unaudited)

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

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Mine Safety Disclosures

Item 5 - Other Information

Item 6 - Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share data)

ASSETS	June 30, 2015	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)	(Unaudited)
Cash and due from banks	$82,552	$110,650	$120,016
Federal funds sold	525	275	276
Cash and cash equivalents	83,077	110,925	120,292
Investment securities available for sale	280,434	201,638	235,116
FHLB and other stock, at cost	22,843	17,067	18,494
Loans held for investment	2,118,560	1,628,622	1,466,768
Allowance for loan losses	(15,100)	(12,200)	(9,733)
Loans held for investment, net	2,103,460	1,616,422	1,457,035
Accrued interest receivable	9,072	7,131	6,645
Other real estate owned	711	1,037	752
Premises and equipment	9,394	9,165	9,344
Deferred income taxes	12,305	9,383	10,796
Bank owned life insurance	38,665	26,822	26,445
Intangible assets	7,858	5,614	6,121
Goodwill	50,832	22,950	22,950
Other assets	18,105	10,743	7,535
TOTAL ASSETS	$2,636,756	$2,038,897	$1,921,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposit accounts:
Noninterest bearing checking	$635,695	$456,754	$410,843
Interest-bearing:
Checking	135,228	131,635	128,911
Money market/savings	795,725	600,764	533,672
Retail certificates of deposit	402,262	365,168	367,299
Wholesale/brokered certificates of deposit	127,073	76,505	4,856
Total interest-bearing	1,460,288	1,174,072	1,034,738
Total deposits	2,095,983	1,630,826	1,445,581
FHLB advances and other borrowings	167,389	116,643	255,287
Subordinated debentures	70,310	70,310	10,310
Accrued expenses and other liabilities	21,481	21,526	18,166
TOTAL LIABILITIES	2,355,163	1,839,305	1,729,344
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized; 21,510,558 shares at June 30, 2015, 16,903,884 shares at December 31, 2014, and 17,068,641 shares at June 30, 2014 issued and outstanding	215	169	171
Additional paid-in capital	220,759	147,474	149,942
Retained earnings	61,044	51,431	42,090
Accumulated other comprehensive income (loss), net of tax (benefit) of $(297) at June 30, 2015, $362 at December 31, 2014 and ($16) at June 30, 2014	(425)	518	(22)
TOTAL STOCKHOLDERS’ EQUITY	281,593	199,592	192,181
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,636,756	$2,038,897	$1,921,525

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
INTEREST INCOME
Loans	$27,581	$24,513	$17,922	$52,094	$34,507
Investment securities and other interest-earning assets	2,158	1,557	1,309	3,715	2,746
Total interest income	29,739	26,070	19,231	55,809	37,253
INTEREST EXPENSE
Deposits	1,589	1,606	1,203	3,195	2,272
FHLB advances and other borrowings	407	375	255	782	498
Subordinated debentures	982	971	75	1,953	150
Total interest expense	2,978	2,952	1,533	5,930	2,920
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	26,761	23,118	17,698	49,879	34,333
PROVISION FOR LOAN LOSSES	1,833	1,830	1,030	3,663	1,979
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,928	21,288	16,668	46,216	32,354
NONINTEREST INCOME
Loan servicing fees	724	901	282	1,625	1,138
Deposit fees	634	582	463	1,216	917
Net gain from sales of loans	2,721	—	1,298	2,721	1,846
Net gain from sales of investment securities	139	116	98	255	160
Other income	494	427	330	921	462
Total noninterest income	4,712	2,026	2,471	6,738	4,523
NONINTEREST EXPENSE
Compensation and benefits	9,486	9,522	6,485	19,008	13,376
Premises and occupancy	2,082	1,829	1,566	3,911	3,154
Data processing and communications	716	702	485	1,418	1,616
Other real estate owned operations, net	56	48	41	104	54
FDIC insurance premiums	363	314	266	677	503
Legal, audit and professional expense	661	521	385	1,182	978
Marketing expense	615	603	242	1,218	418
Office and postage expense	505	499	345	1,004	714
Loan expense	263	193	191	456	375
Deposit expense	982	805	747	1,787	1,508
Merger related expense	—	3,992	—	3,992	626
CDI amortization	344	314	254	658	507
Other expense	1,141	1,127	634	2,268	1,353
Total noninterest expense	17,214	20,469	11,641	37,683	25,182
NET INCOME BEFORE INCOME TAX	12,426	2,845	7,498	15,271	11,695
INCOME TAX	4,601	1,056	2,855	5,658	4,420
NET INCOME	$7,825	$1,789	$4,643	$9,613	$7,275
EARNINGS PER SHARE
Basic	$0.36	$0.09	$0.28	$0.46	$0.43
Diluted	$0.36	$0.09	$0.27	$0.46	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	21,493,641	20,091,924	17,124,337	20,796,655	17,083,194
Diluted	21,828,876	20,382,832	17,476,390	21,126,542	17,422,928

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Net income	$7,825	$1,789	$4,643	$9,613	$7,275
Other comprehensive income (loss), net of tax (benefit):
Unrealized holding gains (losses) on securities arising during the period, net of income taxes (benefits) (1)	(1,628)	835	1,120	(793)	3,149
Reclassification adjustment for net gain on sale of securities included in net income, net of income taxes (2)	(82)	(68)	(58)	(150)	(94)
Net unrealized gain (loss) on securities, net of income taxes	(1,710)	767	1,062	(943)	3,055
Comprehensive income	$6,115	$2,556	$5,705	$8,670	$10,330
______________________________
(1) Income tax (benefit) on the unrealized gains (losses) on securities was $(1.1) million for the three months ended June 30, 2015, $584,000 for the three months ended March 31, 2015, $741,000 for the three months ended June 30, 2014, $(556,000) for the six months ended June 30, 2015 and $2.1 million for the six months ended June 30, 2014.
(2) Income taxes on the reclassification adjustment for net gain on sale of securities included in net income was $57,000 for the three months ended June 30, 2015, $48,000 for the three months ended March 31, 2015, $40,000 for the three months ended June 30, 2014, $105,000 for the six months ended June 30, 2015 and $66,000 for the six months ended June 30, 2014.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2014	16,903,884	$169	$147,474	$51,431	$518	$199,592
Net income	—	—	—	9,613	—	9,613
Other comprehensive income	—	—	—	—	(943)	(943)
Share-based compensation expense	—	—	435	—	—	435
Common stock issued	4,480,645	45	72,207	—	—	72,252
Warrants exercised	125,196	1	688	—	—	689
Repurchase of common stock	(5,833)	—	(93)	—	—	(93)
Exercise of stock options	6,666	—	48	—	—	48
Balance at June 30, 2015	21,510,558	$215	$220,759	$61,044	$(425)	$281,593

Balance at December 31, 2013	16,656,279	$166	$143,322	$34,815	$(3,077)	$175,226
Net income	—	—	—	7,275	—	7,275
Other comprehensive income	—	—	—	—	3,055	3,055
Share-based compensation expense	—	—	257	—	—	257
Common stock repurchased and retired	(262,897)	(2)	(2,755)	—	—	(2,757)
Common stock issued	562,469	6	9,006	—	—	9,012
Stock options exercised	112,790	1	112	—	—	113
Balance at June 30, 2014	17,068,641	$171	$149,942	$42,090	$(22)	$192,181

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,613	$7,275
Adjustments to net income:
Depreciation and amortization expense	1,244	1,088
Amortization of Loan Fees and Discounts	(60)	—
Provision for loan losses	3,663	1,979
Share-based compensation expense	435	257
Loss on sale and disposal of premises and equipment	—	23
Loss on sale of other real estate owned	51	17
Write down of other real estate owned	41	—
Amortization of premium/discounts on securities held for sale, net	1,763	1,220
Accretion of loan mark-to-market discount from acquisitions	(907)	(1,167)
Gain on sale of investment securities available for sale	(255)	(160)
Other-than-temporary impairment recovery on investment securities, net	—	(23)
Gain on sale of loans held for investment	(2,721)	(1,846)
Recoveries on loans	25	55
Principal payments from loans held for sale	—	31
Loss on loans held for sale	—	180
Deferred income tax benefit (provision)	1,706	(2,319)
Change in accrued expenses and other liabilities, net	(1,840)	(595)
Income from bank owned life insurance, net	(643)	(394)
Change in accrued interest receivable and other assets, net	(5,159)	(2,754)
Net cash provided by operating activities	6,956	2,867
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale and principal payments on loans held for investment	309,960	147,372
Decrease in undisbursed loan funds	56,124	24,913
Purchase and origination of loans held for investment	(520,230)	(314,429)
Proceeds from sale of other real estate owned	234	777
Principal payments on securities available for sale	15,907	13,430
Purchase of securities available for sale	(60,132)	(66,274)
Proceeds from sale or maturity of securities available for sale	16,070	77,947
Investment in bank owned life insurance	—	(2,000)
Purchases of premises and equipment	(842)	(517)
Purchase of Federal Reserve Bank stock	(2,257)	(506)
Purchase of FHLB stock	(1,150)	(2,538)
Cash acquired (disbursed) in acquisitions, net	2,961	(7,793)
Net cash used in investing activities	(183,355)	(129,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit accounts	129,139	139,295
Repayment of FHLB advances and other borrowings, net	—	(16,421)
Proceeds from FHLB advances	17,446	—
Proceeds from issuance of common stock, net of issuance costs	1,323	—
Proceeds from exercise of stock options	48	113
Warrants exercised	688	—
Repurchase of common stock	(93)	(2,757)
Net cash provided by financing activities	148,551	120,230

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,848)	(6,521)
CASH AND CASH EQUIVALENTS, beginning of period	110,925	126,813
CASH AND CASH EQUIVALENTS, end of period	$83,077	$120,292

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	$5,979	$2,924
Income taxes paid	7,450	7,300
Assets acquired (liabilities assumed and capital created) in acquisitions (See Note 4):
Investment securities	53,752	—
FHLB and Other Stock	2,369	—
Loans	332,893	78,833
Core deposit intangible	2,903	—
Deferred income tax	4,794	—
Bank owned life insurance	11,276	—
Goodwill	27,882	5,522
Fixed assets	2,134	74
Other assets	2,402	702
Deposits	(336,018)	—
Other borrowings	(33,300)	(67,617)
Other liabilities	(1,796)	(709)
Common stock and additional paid-in capital	(70,929)	(9,012)

NONCASH INVESTING ACTIVITIES DURING THE PERIOD
Transfers from loans to other real estate owned	$—	$360
Loans held for sale transfer to loans held for investment	$—	$2,936

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)
Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank (the “Bank”) (collectively, the “Company,” “we,” “our” or “us”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2015, December 31, 2014 and June 30, 2014, the results of its operations and comprehensive income for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014 and the six months ended June 30, 2015 and 2014 and the changes in stockholders’ equity and cash flows for the six months ended June 30, 2015 and 2014.  Operating results or comprehensive income for the six months ended June 30, 2015 are not necessarily indicative of the results or comprehensive income that may be expected for any other interim period or the full year ending December 31, 2015.

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

Note 2 – Recently Issued Accounting Pronouncements

Accounting Standards Adopted in 2015

In June 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-10, Technical Corrections and Improvements, to clarify the Accounting Standards Codification ("ASC"), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): "Accounting for Investments in Qualified Affordable Housing Projects."  This Update permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense.  This new guidance also requires new disclosures for all investors in these projects.  ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  Upon adoption, the guidance must be applied retrospectively to all periods presented.  However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments.  The Company currently accounts for such investments using the effective yield method and plans to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015.  The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting election.  The Company adopted the provisions of ASU No. 2014-01 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructuring By Creditors (Subtopic 310-40): “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014.  The Company adopted the provisions of ASU No. 2014-04 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”.  This Update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).  Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed.  Under the provisions of this Update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  This Update is effective for interim and annual periods beginning after December 15, 2014 for public business entities and after December 15, 2015 for non public business entities.  The Company adopted the provisions of ASU No. 2014-14 effective January 1, 2015.  The adoption had no impact on the Company’s Consolidated Financial Statements.

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

Independence Bank Acquisition

On January 26, 2015, the Company completed its acquisition of Independence Bank (“IDPK”) in exchange for consideration valued at $79.8 million, which consisted of $6.1 million of cash consideration for IDPK common stockholders, $1.5 million of aggregate cash consideration to the holders of IDPK stock options and warrants, $1.3 million fair market value of warrants assumed and the issuance of 4,480,645 shares of the Corporation’s common stock, which was valued at $70.9 million based on the closing stock price of the Company’s common stock on January 26, 2015 of $15.83 per share.

IDPK was a Newport Beach, California based state-chartered bank.  The acquisition was an opportunity for the Company to strengthen its competitive position as one of the premier community banks headquartered in Southern California.  Additionally, the IDPK acquisition enhanced and connected the Company’s footprint in Southern California.

Goodwill in the amount of $27.9 million was recognized in the IDPK acquisition.  Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of IDPK as of January 26, 2015 and the provisional fair value adjustments and amounts recorded by the Company in 2015 under the acquisition method of accounting:

	IDPK Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$10,486	$—	$10,486
Investment securities	56,503	(382)	56,121
Loans, gross	339,502	(6,609)	332,893
Allowance for loan losses	(3,301)	3,301	—
Deferred income taxes	3,252	1,542	4,794
Bank owned life insurance	11,276	—	11,276
Core deposit intangible	904	1,999	2,903
Other assets	3,756	780	4,536
Total assets acquired	$422,378	$631	$423,009

LIABILITIES ASSUMED
Deposits	$335,685	$333	$336,018
FHLB advances	33,300	—	33,300
Other liabilities	1,916	(120)	1,796
Total liabilities assumed	370,901	213	371,114
Excess of assets acquired over liabilities assumed	$51,477	$418	51,895
Consideration paid			79,777
Goodwill recognized			$27,882

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

The following table represents the assets acquired and liabilities assumed of IFH as of January 30, 2014 and the provisional fair value adjustments and amounts recorded by the Company in 2014 under the acquisition method of accounting:

	IFH Book Value	Fair Value Adjustments	Fair Value
	(dollars in thousands)
ASSETS ACQUIRED
Cash and cash equivalents	$555	$—	$555
Loans, gross	78,833	—	78,833
Deferred loan costs	1,082	(1,082)	—
Allowance for loan losses	(268)	268	—
Other assets	776	—	776
Total assets acquired	$80,978	$(814)	$80,164

LIABILITIES ASSUMED
Bank loan	$67,617	$—	$67,617
Accrued compensation	495	—	495
Other liabilities	214	—	214
Total liabilities assumed	68,326	—	68,326
Excess of assets acquired over liabilities assumed	$12,652	$(814)	11,838
Consideration paid			17,360
Goodwill recognized			$5,522

There were no purchased credit impaired loans acquired from IFH.  For loans acquired from IFH and IDPK, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

	Acquired Loans
	IFH	IDPK
	(dollars in thousands)
Contractual amounts due	$98,320	$453,987
Cash flows not expected to be collected	—	3,795
Expected cash flows	98,320	450,192
Interest component of expected cash flows	19,487	117,299
Fair value of acquired loans	$78,833	$332,893

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded by IFH or IDPK.

The operating results of the Company for the six months ending June 30, 2015 include the operating results of IDPK and IFH since the acquisition date.  The operating results of the Company for the six months ending June 30, 2014 include the operating results of IFH since the acquisition date.  The following table presents the net interest and other income, net income and earnings per share as if the acquisitions of IFH and IDPK were effective as of January 1, 2014.  There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Six Months Ended June 30,
	2015	2014
Net interest and other income	$31,013	$30,354
Net income	$6,838	$6,446
Basic earnings per share	$0.30	$0.30
Diluted earnings per share	$0.30	$0.29

Note 5 – Investment Securities

The amortized cost and estimated fair value of securities were as follows:

	June 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$120,392	$784	$(745)	$120,431
Mortgage-backed securities	160,764	312	(1,073)	160,003
Total securities available for sale	$281,156	$1,096	$(1,818)	$280,434

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	June 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$84,576	$1,211	$(354)	85,433
Mortgage-backed securities	150,578	230	(1,125)	149,683
Total securities available for sale	$235,154	$1,441	$(1,479)	$235,116

At June 30, 2015, the Company had $11.3 million in Federal Home Loan Bank (“FHLB”) stock, $7.5 million in Federal Reserve Bank (“FRB”) stock, and $4 million in other stock, all carried at cost.  During the six months ended June 30, 2015, the Company had net sales of $10.5 million of FHLB stock through the FHLB stock purchase program.

At June 30, 2015, mortgage-backed securities (“MBS”) with an estimated par value of $65.2 million and a fair value of $66.8 million were pledged as collateral for the Bank’s three reverse repurchase agreements which totaled $28.5 million and HOA reverse repurchase agreements which totaled $19.7 million.

The table below shows the number, fair value and gross unrealized holding losses of the Company’s investment securities by investment category and length of time that the securities have been in a continuous loss position.

	June 30, 2015
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	109	$56,215	$(636)	7	$3,728	$(109)	116	$59,943	$(745)
Mortgage-backed securities	32	87,506	(548)	3	14,222	(525)	35	101,728	(1,073)
Total	141	$143,721	$(1,184)	10	$17,950	$(634)	151	$161,671	$(1,818)

	December 31, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	35	$18,129	$(117)	16	$6,510	$(56)	51	$24,639	$(173)
Mortgage-backed securities	7	24,353	(105)	4	18,842	(509)	11	43,195	(614)
Total	42	$42,482	$(222)	20	$25,352	$(565)	62	$67,834	$(787)

	June 30, 2014
	Less than 12 months			12 months or Longer			Total
	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses	Number	Fair Value	Gross Unrealized Holding Losses
	(dollars in thousands)
Municipal bonds	27	$14,011	$(143)	44	$18,316	$(211)	71	$32,327	$(354)
Mortgage-backed securities	11	37,316	(109)	12	52,235	(1,016)	23	89,551	(1,125)
Total	38	$51,327	$(252)	56	$70,551	$(1,227)	94	$121,878	$(1,479)

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2015, by contractual maturity are shown in the table below.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$462	$465	$21,627	$21,554	$45,981	$46,111	$52,322	$52,301	$120,392	$120,431
Mortgage-backed securities	—	—	—	—	24,341	24,328	136,423	135,675	160,764	160,003
Total investment securities available for sale	$462	$465	$21,627	$21,554	$70,322	$70,439	$188,745	$187,976	$281,156	$280,434

Any temporary impairment is a result of the change in market interest rates and not the underlying issuers’ ability to repay.  The Company has the intent and ability to hold these securities until the temporary impairment is eliminated.  Accordingly, the Company has not recognized the temporary impairment in earnings.

Unrealized gains and losses on investment securities available for sale are recognized in stockholders’ equity as accumulated other comprehensive income or loss.  At June 30, 2015, the Company had accumulated other comprehensive loss of $722,000, or $425,000 net of benefit, compared to accumulated other comprehensive income of $880,000 or $518,000 net of tax, at December 31, 2014.

Note 6 – Loans Held for Investment

The following table sets forth the composition of our loan portfolio in dollar amounts at the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Business loans:
Commercial and industrial	$454,463	$428,207	$319,541
Commercial owner occupied (1)	382,537	210,995	216,784
SBA	50,306	28,404	15,115
Warehouse facilities	198,113	113,798	114,032
Real estate loans:
Commercial non-owner occupied	402,786	359,213	360,288
Multi-family	400,237	262,965	251,512
One-to-four family (2)	84,283	122,795	132,020
Construction	124,448	89,682	47,034
Land	16,339	9,088	6,271
Other loans	4,811	3,298	3,753
Total gross loans held for investment (3)	2,118,323	1,628,445	1,466,350
Deferred loan origination costs and premiums, net	237	177	418
Allowance for loan losses	(15,100)	(12,200)	(9,733)
Loans held for investment, net	$2,103,460	$1,616,422	$1,457,035
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National Bank ("Canyon National") loans of $1.1 million, on Palm Desert National Bank ("Palm Desert National") loans of $1.1 million, on San Diego Trust Bank ("SDTB") loans of $144,000, and on IDPK loans of $6.3 million and (ii) the mark-to-market premium on First Associations Bank ("FAB") loans of $24,000.

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

Under applicable laws and regulations, the Bank may not make secured loans to one borrower in excess of 25% of the Bank’s unimpaired capital plus surplus and likewise in excess of 15% for unsecured loans.  These loans-to-one borrower limitations result in a dollar limitation of $88.8 million for secured loans and $53.3 million for unsecured loans at June 30, 2015.  At June 30, 2015, the Bank’s largest aggregate outstanding balance of loans to one borrower was $46.7 million of secured credit.

Purchased Credit Impaired

The following table provides a summary of the Company’s investment in purchased credit impaired loans, acquired from Canyon National, Palm Desert National and IDPK, as of the period indicated:

	June 30, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)
Business loans:
Commercial and industrial	$94	$—	$540	$634
Commercial owner occupied	535	—	2,335	2,870
Real estate loans:
Commercial non-owner occupied	943	—	1,237	2,180
One-to-four family	—	—	92	92
Total purchase credit impaired	$1,572	$—	$4,204	$5,776

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceed the estimated fair value of the loan is the “accretable yield.”  The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the purchased credit impaired loan.  At June 30, 2015, the Company had $5.8 million of purchased credit impaired loans, of which $1.6 million were placed on nonaccrual status.

The following table summarizes the accretable yield on the purchased credit impaired loans for the six months ended June 30, 2015:

	Six Months Ended
	June 30, 2015
	Canyon National	Palm Desert National	IDPK	Total
	(in thousands)
Balance at the beginning of period	$1,351	$52	$—	$1,403
Accretable yield at acquisition	—	—	602	602
Accretion	(106)	—	(75)	(181)
Disposals and other	—	(52)	(4)	(56)
Change in accretable yield	—	—	149	149
Balance at the end of period	$1,245	$—	$672	$1,917

Impaired Loans

The following tables provide a summary of the Company’s investment in impaired loans as of the period indicated:

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2015
Business loans:
Commercial and industrial	$2,494	$1,684	$223	$1,461	$223	$1,797	$—
Commercial owner occupied	437	370	—	370	—	373	15
Real estate loans:
Commercial non-owner occupied	693	443	—	443	—	446	21
One-to-four family	215	206	—	206	—	222	10
Land	37	23	—	23	—	8	—
Totals	$3,876	$2,726	$223	$2,503	$223	$2,846	$46

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
December 31, 2014
Business loans:
Commercial and industrial	$—	$—	$—	$—	$—	$11	$—
Commercial owner occupied	440	388	—	388	—	514	46
SBA	—	—	—	—	—	5	—
Real estate loans:
Commercial non-owner occupied	1,217	848	—	848	—	908	85
One-to-four family	256	236	—	236	—	440	17
Totals	$1,913	$1,472	$—	$1,472	$—	$1,878	$148

			Impaired Loans
	Contractual Unpaid Principal Balance	Recorded Investment	With Specific Allowance	Without Specific Allowance	Specific Allowance for Impaired Loans	Average Recorded Investment	Interest Income Recognized
	(in thousands)
June 30, 2014
Business loans:
Commercial and industrial	$59	$24	$—	$24	$—	$18	$—
Commercial owner occupied	444	417	—	417	—	627	25
SBA	—	—	—	—	—	9	—
Real estate loans:
Commercial non-owner occupied	708	514	—	514	—	938	21
One-to-four family	625	575	270	305	104	591	15
Totals	$1,836	$1,530	$270	$1,260	$104	$2,183	$61

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

The following table provides additional detail on the components of impaired loans at the period end indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
	(in thousands)
Nonaccruing loans	$2,471	$1,290	$1,345
Accruing loans	255	182	185
Total impaired loans	$2,726	$1,472	$1,530

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

The Company does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the collection of interest.  The Company had impaired loans on nonaccrual status of $2.5 million at June 30, 2015, $1.3 million at December 31, 2014, and $1.3 million at June 30, 2014.  The Company had no loans 90 days or more past due and still accruing at June 30, 2015, December 31, 2014 or June 30, 2014.

The Company had no new TDRs during the quarter ended June 30, 2015 and June 30, 2014 and had one immaterial TDR outstanding related to a U.S. Small Business Administration (“SBA”) loan.

Concentration of Credit Risk

As of June 30, 2015, the Company’s loan portfolio was collateralized by various forms of real estate and business assets located principally in California.  The Company’s loan portfolio contains concentrations of credit in multi-family real estate, commercial non-owner occupied real estate and commercial owner occupied business loans.  The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and continues to diversify its loan portfolio through loan originations, purchases and sales to meet approved concentration levels.  While management believes that the collateral presently securing these loans is adequate, there can be no assurances that a significant deterioration in the California real estate market or economy would not expose the Company to significantly greater credit risk.

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

The following tables stratify the loan portfolio by the Company’s internal risk grading system as well as certain other information concerning the credit quality of the loan portfolio as of the periods indicated:

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
June 30, 2015	(in thousands)
Business loans:
Commercial and industrial	$449,461	$267	$4,735	$454,463
Commercial owner occupied	370,185	678	11,674	382,537
SBA	50,306	—	—	50,306
Warehouse facilities	198,113	—	—	198,113
Real estate loans:
Commercial non-owner occupied	399,245	265	3,276	402,786
Multi-family	395,565	704	3,968	400,237
One-to-four family	83,671	—	612	84,283
Construction	124,448	—	—	124,448
Land	15,143	—	1,196	16,339
Other loans	4,401	—	410	4,811
Totals	$2,090,538	$1,914	$25,871	$2,118,323

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$426,379	$—	$1,828	$428,207
Commercial owner occupied	202,390	—	8,605	210,995
SBA	28,132	272	—	28,404
Warehouse facilities	113,798	—	—	113,798
Real estate loans:
Commercial non-owner occupied	355,274	—	3,939	359,213
Multi-family	261,956	501	508	262,965
One-to-four family	122,146	—	649	122,795
Construction	89,682	—	—	89,682
Land	9,088	—	—	9,088
Other loans	3,298	—	—	3,298
Totals	$1,612,143	$773	$15,529	$1,628,445

	Credit Risk Grades
	Pass	Special Mention	Substandard	Total Gross Loans
June 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$317,713	$—	$1,828	$319,541
Commercial owner occupied	206,890	393	9,501	216,784
SBA	15,115	—	—	15,115
Warehouse facilities	114,032	—	—	114,032
Real estate loans:
Commercial non-owner occupied	355,878	—	4,410	360,288
Multi-family	250,494	506	512	251,512
One-to-four family	131,330	—	690	132,020
Construction	47,034	—	—	47,034
Land	6,271	—	—	6,271
Other loans	3,753	—	—	3,753
Totals	$1,448,510	$899	$16,941	$1,466,350

The following tables set forth delinquencies in the Company’s loan portfolio at the dates indicated:

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2015	(in thousands)
Business loans:
Commercial and industrial	$452,383	$452	$—	$1,628	$454,463	$2,147
Commercial owner occupied	382,537	—	—	—	382,537	578
SBA	50,306	—	—	—	50,306	—
Warehouse facilities	198,113	—	—	—	198,113	—
Real estate loans:
Commercial non-owner occupied	402,297	489	—	—	402,786	1,454
Multi-family	400,237	—	—	—	400,237	—
One-to-four family	84,218	2	—	63	84,283	88
Construction	124,448	—	—	—	124,448	—
Land	16,316	—	—	23	16,339	23
Other loans	4,783	—	28	—	4,811	92
Totals	$2,115,638	$943	$28	$1,714	$2,118,323	$4,382

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
December 31, 2014	(in thousands)
Business loans:
Commercial and industrial	$428,183	$—	$24	$—	$428,207	$—
Commercial owner occupied	210,995	—	—	—	210,995	514
SBA	28,404	—	—	—	28,404	—
Warehouse facilities	113,798	—	—	—	113,798	—
Real estate loans:
Commercial non-owner occupied	359,213	—	—	—	359,213	848
Multi-family	262,965	—	—	—	262,965	—
One-to-four family	122,722	19	—	54	122,795	82
Construction	89,682	—	—	—	89,682	—
Land	9,088	—	—	—	9,088	—
Other loans	3,297	1	—	—	3,298	—
Totals	$1,628,347	$20	$24	$54	$1,628,445	$1,444

		Days Past Due				Non-
	Current	30-59	60-89	90+	Total	Accruing
June 30, 2014	(in thousands)
Business loans:
Commercial and industrial	$319,418	$—	$99	$24	$319,541	$24
Commercial owner occupied	216,367	—	417	—	216,784	549
SBA	15,115	—	—	—	15,115	—
Warehouse facilities	114,032	—	—	—	114,032	—
Real estate loans:
Commercial non-owner occupied	360,288	—	—	—	360,288	910
Multi-family	251,512	—	—	—	251,512	—
One-to-four family	131,258	236	478	48	132,020	458
Construction	47,034	—	—	—	47,034	—
Land	6,271	—	—	—	6,271	—
Other loans	3,753	—	—	—	3,753	—
Totals	$1,465,048	$236	$994	$72	$1,466,350	$1,941

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

Owner Occupied Commercial Real Estate Loans, Commercial and Industrial Loans and SBA Loans

The Company's base ALLL factor for owner occupied commercial real estate loans, commercial business loans and SBA loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 84, 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For owner occupied commercial real estate loans, commercial business loans and SBA loans, those factors include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all Federal Deposit Insurance Corporation (“FDIC”) insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

Multi-Family and Non-Owner Occupied Commercial Real Estate and Construction Loans

The Company's base ALLL factor for multi-family and non-owner occupied commercial real estate and construction loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 84, 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For multi-family and non-owner occupied commercial real estate loans, those factors include:

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

One-to-Four Family and Consumer Loans

The Company's base ALLL factor for one-to-four family and consumer loans is determined by management using the Bank's annualized actual trailing charge-off data over intervals of 84, 72, 36, 24, 12 and 6 months.  Adjustments to those base factors are made for relevant internal and external factors.  For one-to-four family and consumer loans, those factors include:

•	Changes in national, regional and local economic conditions, including trends in real estate values and the interest rate environment, and

•	Changes in volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans.

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

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

The resulting total ALLL factor is compared for reasonableness against the 10-year average, 15-year average, and trailing 12 month total charge-off data for one-to-four family loans for all FDIC-insured commercial banks and savings institutions based in California.  This factor is applied to balances graded pass-1through pass-5.  For loans risk graded as watch or worse, progressively higher potential loss factors are applied based on management’s judgment, taking into consideration the specific characteristics of the Bank’s portfolio and analysis of results from a select group of the Company’s peers.

The following tables summarize the allocation of the ALLL as well as the activity in the ALLL attributed to various segments in the loan portfolio as of and for the six months ended for the periods indicated:

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2014	$4,200	$1,757	$568	$546	$2,007	$1,060	$842	$1,088	$108	$24	$12,200
Charge-offs	(789)	—	—	—	—	—	—	—	—	—	(789)
Recoveries	24	—	1	—	—	—	—	—	—	1	26
Provisions for (reduction in) loan losses	1,867	339	317	329	(44)	472	(189)	314	254	4	3,663
Balance, June 30, 2015	$5,302	$2,096	$886	$875	$1,963	$1,532	$653	$1,402	$362	$29	$15,100

Amount of allowance attributed to:
Specifically evaluated impaired loans	$223	$—	$—	$—	$—	$—	$—	$—	$—	$—	$223
General portfolio allocation	5,079	2,096	886	875	1,963	1,532	653	1,402	362	29	14,877
Loans individually evaluated for impairment	1,684	370	—	—	443	—	206	—	23	—	2,726
Specific reserves to total loans individually evaluated for impairment	13.24%	—%	—%	—%	—%	—%	—%	—%	—%	—%	8.18%
Loans collectively evaluated for impairment	$452,779	$382,167	$50,306	$198,113	$402,343	$400,237	$84,077	$124,448	$16,316	$4,811	$2,115,597
General reserves to total loans collectively evaluated for impairment	1.12%	0.55%	1.76%	0.44%	0.49%	0.38%	0.78%	1.13%	2.22%	0.60%	0.70%
Total gross loans	$454,463	$382,537	$50,306	$198,113	$402,786	$400,237	$84,283	$124,448	$16,339	$4,811	$2,118,323
Total allowance to gross loans	1.17%	0.55%	1.76%	0.44%	0.49%	0.38%	0.77%	1.13%	2.22%	0.60%	0.71%

	Commercial and industrial	Commercial owner occupied	SBA	Warehouse Facilities	Commercial non-owner occupied	Multi-family	One-to-four family	Construction	Land	Other loans	Total
	(dollars in thousands)
Balance, December 31, 2013	$1,968	$1,818	$151	$392	$1,658	$817	$1,099	$136	$127	$34	$8,200
Charge-offs	(124)	—	—	—	(365)	—	(12)	—	—	—	(501)
Recoveries	21	—	3	—	—	—	30	—	—	1	55
Provisions for (reduction in) loan losses	1,036	(72)	110	64	698	120	(299)	391	(60)	(9)	1,979
Balance, June 30, 2014	$2,901	$1,746	$264	$456	$1,991	$937	$818	$527	$67	$26	$9,733

Amount of allowance attributed to:
Specifically evaluated impaired loans	$—	$—	$—	$—	$—	$—	$104	$—	$—	$—	$104
General portfolio allocation	2,901	1,746	264	456	1,991	937	714	527	67	26	9,629
Loans individually evaluated for impairment	24	417	—	—	514	—	575	—	—	—	1,530
Specific reserves to total loans individually evaluated for impairment	—%	—%	—%	—%	—%	—%	18.09%	—%	—%	—%	6.80%
Loans collectively evaluated for impairment	$319,517	$216,367	$15,115	$114,032	$359,774	$251,512	$131,445	$47,034	$6,271	$3,753	$1,464,820
General reserves to total loans collectively evaluated for impairment	0.91%	0.81%	1.75%	0.40%	0.55%	0.37%	0.54%	1.12%	1.07%	0.69%	0.66%
Total gross loans	$319,541	$216,784	$15,115	$114,032	$360,288	$251,512	$132,020	$47,034	$6,271	$3,753	$1,466,350
Total allowance to gross loans	0.91%	0.81%	1.75%	0.40%	0.55%	0.37%	0.62%	1.12%	1.07%	0.69%	0.66%

Note 8 – Subordinated Debentures

In August 2014, the Corporation issued $60 million in aggregate principal amount of 5.75% Subordinated Notes Due 2024 (the “Notes”) in a private placement transaction to institutional accredited investors (the “Private Placement”).  The Corporation contributed $50 million of net proceeds from the Private Placement to the Bank to support general corporate purposes.  The Notes will bear interest at an annual fixed rate of 5.75%, with the first interest payment on the Notes occurring on March 3, 2015, and interest will be paid semiannually each March 3 and September 3 until September 3, 2024.

In connection with the Private Placement, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”).  KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation's senior secured debt and subordinated debt, respectively, and a senior deposit rating of A- for the Bank.

In March 2004, the Corporation issued $10.3 million of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) to PPBI Trust I, which funded the payment of $10 million of Floating Rate Trust Preferred Securities (“Trust Preferred Securities”) issued by PPBI Trust I in March 2004.  The net proceeds from the offering of Trust Preferred Securities were contributed as capital to the Bank to support further growth.  Interest is payable quarterly on the Subordinated Debentures at three-month LIBOR plus 2.75% per annum, for an effective rate of 2.98% per annum as of June 30, 2015.

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

The impact of stock options which are anti-dilutive are excluded from the computations of diluted earnings per share.  The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases.  The following table sets forth the number of stock options excluded for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014

Stock options excluded	780,659	814,369	503,676	800,806	593,387

The following tables set forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$7,825			$1,789			$4,643
Basic income available to common stockholders	7,825	21,493,641	$0.36	1,789	20,091,924	$0.09	4,643	17,124,337	$0.28
Effect of dilutive stock option grants and warrants	—	335,235		—	290,908		—	352,053
Diluted income available to common stockholders plus assumed conversions	$7,825	21,828,876	$0.36	1,789	20,382,832	$0.09	$4,643	17,476,390	$0.27

	Six Months Ended June 30,
	2015			2014
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(dollars in thousands, except per share data)
Net income	$9,613			$7,275
Basic income available to common stockholders	9,613	20,796,655	$0.46	7,275	17,083,194	$0.43
Effect of dilutive stock option grants and warrants	—	329,887		—	339,734
Diluted income available to common stockholders plus assumed conversions	$9,613	21,126,542	$0.46	7,275	17,422,928	$0.42

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at June 30, 2015, December 31, 2014 and June 30, 2014:

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

The fair value estimates presented herein are based on pertinent information available to management as of the periods indicated.

	At June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$83,077	$83,077	$—	$—	$83,077
Securities available for sale	280,434	—	280,434	—	280,434
FHLB, Federal Reserve Bank, and other stock, at cost	22,843	22,843	—	—	22,843
Loans held for investment, net	2,103,460	—	—	2,150,673	2,150,673
Accrued interest receivable	9,072	9,072	—	—	9,072
Other real estate owned	711	—	—	711	711

Liabilities:
Deposit accounts	2,095,983	1,575,404	522,157	—	2,097,561
FHLB advances	118,000	118,208	—	—	118,208
Other borrowings	49,389	—	48,936	—	48,936
Subordinated debentures	70,310	—	68,675	—	68,675
Accrued interest payable	212	212	—	—	212

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$380,783	$—	$38,078	$—	$38,078

	At December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$110,925	$110,925	$—	$—	$110,925
Securities available for sale	201,638	—	201,638	—	201,638
FHLB, Federal Reserve Bank, and other stock, at cost	17,067	17,067	—	—	17,067
Loans held for investment, net	1,616,422	—	—	1,686,046	1,686,046
Accrued interest receivable	7,131	7,131	—	—	7,131
Other real estate owned	1,037	—	—	1,037	1,037

Liabilities:
Deposit accounts	1,630,826	1,216,847	519,898	—	1,736,745
FHLB advances	70,000	70,025	—	—	70,025
Other borrowings	46,643	—	48,312	—	48,312
Subordinated debentures	70,310	—	33,456	—	33,456
Accrued interest payable	209	209	—	—	209

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$355,024	$—	$35,502	$—	$35,502

	At June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
	(in thousands)
Assets:
Cash and cash equivalents	$120,292	$120,292	$—	$—	$120,292
Securities available for sale	235,116	—	235,116	—	235,116
FHLB, Federal Reserve Bank, and other stock, at cost	18,494	18,494	—	—	18,494
Loans held for investment, net	1,457,035	—	—	1,461,796	1,461,796
Accrued interest receivable	6,645	6,645	—	—	6,645
Other real estate owned	752	—	—	752	752

Liabilities:
Deposit accounts	1,445,581	1,102,419	371,132	—	1,473,551
FHLB advances	210,000	210,000	—	—	210,000
Other borrowings	45,287	—	47,538	—	47,538
Subordinated debentures	10,310	—	4,592	—	4,592
Accrued interest payable	177	177	—	—	177

	Notional Amount	Level 1	Level 2	Level 3	Cost to Cede or Assume
Off-balance sheet commitments and standby letters of credit	$293,228	$—	$29,323	$—	$29,323

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.  Impairment is measured based on the fair value of the underlying collateral or the discounted expected future cash flows.  The Company measures impairment on all non-accrual loans for which it has reduced the principal balance to the value of the underlying collateral less the anticipated selling cost.  As such, the Company records impaired loans as non-recurring Level 2 when the fair value of the underlying collateral is based on an observable market price or current appraised value.  When current market prices are not available or the Company determines that the fair value of the underlying collateral is further impaired below appraised values, the Company records impaired loans as Level 3.  At June 30, 2015, substantially all the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to management.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis at the dates indicated:

	June 30, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$120,431	$—	$120,431
Mortgage-backed securities	—	160,003	—	160,003
Total securities available for sale	$—	$280,434	$—	$280,434

	June 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Securities at Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$—	$85,433	$—	85,433
Mortgage-backed securities	—	149,683	—	149,683
Total securities available for sale	$—	$235,116	$—	$235,116

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

The following table provides a summary of the financial instruments the Company measures at fair value on a non-recurring basis as of the periods indicated:

	June 30, 2015
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$2,548	$2,548
Other real estate owned	—	—	711	711
Total assets	$—	$—	$3,259	$3,259

	June 30, 2014
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair Value
	(in thousands)
Assets
Collateral dependent impaired loans	$—	$—	$1,003	$1,003
Other real estate owned	—	—	752	752
Total assets	$—	$—	$1,755	$1,755

The following table presents quantitative information about level 3 of fair value measurements for financial instruments measured at fair value on a non-recurring basis for the periods indicated:

	June 30, 2015
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$1,684	Collateral valuation	6.70%	8	0 - 10%
Commercial owner occupied	370	Collateral valuation	6.75%	7	0 - 10%
Real estate loans:
Commercial non-owner occupied	443	Collateral valuation	7.00%	12	0 - 15%
One-to-four family	28	Collateral valuation	8.00 - 15.00%	5 - 16	0 - 10%
Land	23	Collateral valuation	13.00%	15	0 - 10%
Total collateral dependent impaired loans	$2,548

Other real estate owned
Land	$711	Collateral valuation	—	—	0 - 10%
One-to-four family	—	Collateral valuation	—	—	0 - 10%
Total other real estate owned	$711

	June 30, 2014
			Range
	Fair Value	Valuation Techniques	Rate	Maturity (years)	Unobservable Inputs
Collateral dependent impaired loans:
Business loans:
Commercial and industrial	$24	Collateral valuation	6.00%	3	0 - 10%
Commercial owner occupied	417	Collateral valuation	11.75%	8	0 - 10%
Real estate loans:
Commercial non-owner occupied	514	Collateral valuation	7.00%	13	0 - 15%
One-to-four family	48	Collateral valuation	2.26% - 15.00%	2-22	0 - 10%
Total collateral dependent impaired loans	$1,003

Other real estate owned
Land	$752	Collateral valuation	—	—	0-10%
Total other real estate owned	$752

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation/deflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The impact of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological and social media changes;

•
The effect of acquisitions we have made or may make, if any, including, without limitation, the failure to achieve the expected revenue growth or expense savings from such acquisitions, or the failure to effectively integrate an acquisition target into our operations;

•	Changes in the level of our nonperforming assets and charge-offs;

•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters;

•	Possible OTTI of securities held by us;

•	Changes in consumer spending, borrowing and savings habits;

•	The effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;

•	Ability to attract deposits and other sources of liquidity;

•	Changes in the financial performance and/or condition of our borrowers;

•	Changes in the competitive environment among financial and bank holding companies and other financial service providers;

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

GENERAL

This discussion should be read in conjunction with our Management Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the year ending December 31, 2015.

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

We provide banking services within our targeted markets in California to businesses, including the owners and employees of those businesses, professionals, real estate investors and non-profit organizations, as well as consumers in the communities we serve.  Additionally, through our HOA Banking and Lending and Franchise Capital units we can provide customized cash management, electronic banking services and credit facilities to HOAs, HOA management companies and QSR franchise owners nationwide.  At June 30, 2015, the Bank operated 16 full-service depository branches in California located in the cities of Encinitas, Huntington Beach, Irvine, Los Alamitos, Newport Beach, Palm Desert (2), Palm Springs (2), San Bernardino, San Diego (2), Seal Beach, Tustin, Riverside and Corona.  Our corporate headquarters are located in Irvine, California.  Through our branches and our web site at www.ppbi.com, we offer a broad array of deposit products and services for both business and consumer customers, including checking, money market and savings accounts, cash management services, electronic banking, and on-line bill payment.  We also offer a variety of loan products, including commercial business loans, lines of credit, commercial real estate loans, SBA loans, residential home loans, and home equity loans.  The Bank funds its lending and investment activities with retail deposits obtained through its branches, advances from the FHLB, lines of credit, and wholesale and brokered certificates of deposits.

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

IDPK ACQUISITION

Effective January 26, 2015, the Company acquired IDPK, a Newport Beach, California, based state-chartered bank, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and IDPK on October 22, 2014.  As a result of the IDPK acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $450 million, including:

•	$333 million of gross loans;

•	$56.1 million in investment securities;

•	$27.9 million in goodwill;

•	$11.3 million in bank owned life insurance;

•	$10.5 million of cash and cash equivalents;

•	$9.3 million of other types of assets; and

•	$2.9 million of a core deposit intangible.

Also as a result of the IDPK acquisition, the Bank recorded equity of $72.2 million in connection with the Corporation’s stock issued to IDPK shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $371.1 million, including:

•	$270 million in deposit transaction accounts;

•	$66 million in retail certificates of deposit;

•	$33.3 million in FHLB advances; and

•	$1.8 million other liabilities.

The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements and Disclosures.

The acquisition was an opportunity for the Company to strengthen its competitive position as one of the premier community banks headquartered in Southern California.  Additionally, the IDPK acquisition enhanced and connected the Company’s footprint in Southern California. The integration and system conversion of IDPK was completed in April of 2015.

IFH ACQUISITION

On January 30, 2014, the Company acquired IFH, a national lender to franchisees in the QSR industry, and other direct and indirect subsidiaries utilized in its business, pursuant to the terms of a definitive agreement entered into by the Corporation, the Bank and Infinity on November 15, 2013.  As a result of the IFH acquisition, the Bank acquired and recorded at the acquisition date assets with a fair value of approximately $80.2 million, including $78.8 million in loans.  Also as a result of the IFH acquisition, the Bank recorded equity of $9 million in connection with the Corporation’s stock issued to IFH shareholders as part of the acquisition consideration and assumed at acquisition date liabilities with a fair value of approximately $68.3 million, including a $67.6 million credit facility that was paid off in conjunction with the closing of the acquisition.

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

NON-GAAP MEASUREMENTS

For periods presented below, adjusted net income, adjusted diluted earnings per share and adjusted return on average assets are non-GAAP financial measures derived from GAAP-based amounts. We calculate these figures by excluding merger related expenses in the period results. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$7,825	$1,789	$4,643	$9,613	$7,275
Plus merger related expenses, net of tax	—	2,510	—	2,510	393
Adjusted net income	$7,825	$4,299	$4,643	$12,123	$7,668

Diluted earnings per share	$0.36	$0.09	$0.27	$0.46	$0.42
Plus merger related expenses, net of tax	—	0.12	—	0.12	0.02
Adjusted diluted earnings per share	$0.36	$0.21	$0.27	$0.58	$0.44

Return on average assets	1.18%	0.29%	1.06%	0.75%	0.85%
Plus merger related expenses, net of tax	—	0.41	—	0.41	0.07
Adjusted return on average assets	1.18%	0.70%	1.06%	1.16%	0.92%

For periods presented below, return on average tangible common equity and adjusted return on average tangible common equity are non-GAAP financial measures derived from GAAP-based amounts. We calculate these figures by excluding merger related expenses and/or CDI amortization expense and exclude the average CDI and average goodwill from the average stockholders' equity during the period. Management believes that the exclusion of such items from these financial measures provides useful information to an understanding of the operating results of our core business. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these adjusted measures, this presentation may not be comparable to other similarly titled adjusted measures reported by other companies.

	Three Months Ended			Six Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$7,825	$1,789	$4,643	$9,613	$7,275
Plus tax effected CDI amortization	216	160	157	376	316
Net income for average tangible common equity	8,041	1,949	4,800	9,989	7,591
Plus merger related expenses, net of tax	—	2,510	—	2,510	393
Adjusted net income for average tangible common equity	8,041	4,459	4,800	12,499	7,984

Average stockholders' equity	$275,860	$241,644	$189,673	$258,846	$186,023
Less average CDI	8,080	6,909	6,248	8,258	6,375
Less average goodwill	50,965	41,657	22,950	45,444	22,030
Average tangible common equity	$216,815	$193,078	$160,475	$205,144	$157,618

Return on average tangible common equity	14.84%	4.04%	11.96%	9.74%	9.63%
Adjusted return on average tangible common equity	14.84%	9.24%	11.96%	10.44%	8.68%

RESULTS OF OPERATIONS

In the second quarter of 2015, we reported net income of $7.8 million, or $0.36 per diluted share, compared with net income for the first quarter of 2015 of $1.8 million, or $0.09 per diluted share. The quarter-over-quarter increase was mostly due to: (a) the $3.7 million increase in net interest revenue from growth in earning assets and net interest margin expansion; (b) the $2.7 million increase in gain on sale of loans; and (c) the $3.3 million decrease in non-interest expense that was mostly the result of $4.0 million in merger related expenses realized in the prior quarter for the IDPK acquisition. For the three months ended June 30, 2015, the Company’s return on average assets was 1.18% and return on average tangible common equity was 14.84%, compared with a return on average assets of .29% and a return on average tangible common equity of 4.04% for the prior quarter. On an adjusted basis for the merger expenses incurred during the first quarter of 2015, the Company's return on average assets was .70% and a return on average tangible common equity of 9.24%.

Net income of $7.8 million, or $0.36 per diluted share, for the second quarter of 2015 compares to net income for the second quarter of 2014 of $4.6 million or $0.27 per diluted share. The increase in net earnings of $3.2 million was mostly due to the $9.1 million increase in net interest income resulting from earning asset growth and a $1.4 million increase in gain on sale of loans. These items were offset by an increase in the provision for loan losses of $0.8 million and a $5.6 million increase in non-interest expense. All of these changes from the prior year were impacted by the acquisition of IDPK.  For the three months ended June 30, 2015, the Company’s return on average assets was 1.18% and return on average tangible common equity was 14.84%, compared with a return on average assets of 1.06% and a return on average tangible common equity of 11.96% for the three months ended June 30, 2014.

For the first six months of 2015, the Company recorded net income of $9.6 million, or $0.46 per diluted share. This compares with net income of $7.3 million or $0.42 per diluted share for the first six months of 2014. The increase in net income of $2.3 million was mostly due to the $15.5 million increase in net interest income resulting from earning asset growth, offset by an increase in loan loss provision of $1.7 million and growth in non-interest expense of $12.5 million. Prior period comparisons for the year-to-date results are impacted by one-time merger-related expenses totaling $4 million associated with acquisition of IDPK in the first quarter of 2015 and $626,000 associated with the acquisition of IFH in the first quarter of 2014. Excluding non-recurring merger-related expenses, the Company reported adjusted net income of $12.1 million, or $0.58 per share on a diluted basis, for the first six months of 2015, compared with $7.7 million, or $0.44 per share on a diluted basis, for the first six months of 2014.

For the six months ended June 30, 2015, the Company’s return on average assets was .75% and return on average tangible common equity was 9.74%, compared with a return on average assets of .85% and a return on average tangible common equity of 9.63% for the six months ended June 30, 2014. Excluding the non-recurring merger-related expenses, the Company’s adjusted return on average assets was 1.16% and adjusted return on average tangible common equity was 10.44% for the six months ended June 30, 2015, compared with an adjusted return on average assets of .92% and an adjusted return on average tangible common equity of 8.68% for the six months ended June 30, 2014.

Net Interest Income

Our earnings are derived predominately from net interest income, which is the difference between the interest income earned on interest-earning assets, primarily loans and securities, and the interest expense incurred on interest-bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities

Net interest income for the second quarter of 2015 increased by $3.6 million or 16% over the first quarter of 2015. Of this increase, approximately $2 million was the result of $174 million growth in average interest-earning assets. The growth in average interest-earning assets was partially impacted by the IDPK acquisition at the beginning of the prior quarter. The remaining $1.6 million increase was the result of the expansion in the Company's net interest margin of .27% from 3.99% in the first quarter of 2015 to 4.26% in the second quarter of 2015. The net interest margin expansion was partly due to a special dividend from the Federal Home Loan Bank of San Fransisco received in the second quarter of approximately $.5 million, which increased the net interest margin by .08%. The remaining .19% increase in the net interest margin was mostly the result of an improved mix of interest-earning assets, as loans, which are the highest yielding assets, grew as a percentage of interest-earning assets from 79% during the first quarter to 84% in the second quarter of 2015.

Net interest income for the second quarter of 2015 increased $9 million or 51% compared to the second quarter of 2014.  The increase was primarily related to an increase in interest-earning assets of $855 million, related to our organic loan growth since the end of the second quarter of 2014 and our acquisition of IDPK during the first quarter of 2015, with our net interest margin remaining unchanged at 4.26%. Although the net interest margin remain unchanged, the yield on interest earning assets increased .10%, primarily driven by a favorable asset mix as average loans grew to 84% of interest-earning assets during the second quarter of 2015, compared to 82% in the second quarter of 2014. In addition, the Company received a special dividend from the San Francisco Federal Home Loan Bank during the second quarter of approximately $.5 million. Conversely the cost of interest-bearing liabilities increased .15%. The increase in cost of interest-bearing liabilities was primarily associated with the issuance of $60 million of subordinated debt at a fixed rate of 5.75% and $50 million of fixed-term FHLB borrowings in the third quarter of 2014.

For the first six months of 2015, net interest income totaled $49.9 million, up $15.5 million or 45%, compared to the net interest income for the first six months of 2014. The increase reflected an increase in interest-earning assets of $817 million while the net interest margin decreased .15% to 4.13%. The increase in interest-earning assets was primarily related to the acquisitions of IDPK along with our organic loan growth. The decrease in net interest margin was largely the result of an increase in the cost of interest-bearing liabilities of .18% primarily associated with the issuance of $60 million of subordinated debt at a fixed rate of 5.75% and $50 million of fixed-term FHLB borrowing in the third quarter of 2014.

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

	Average Balance Sheet
	Three Months Ended June 30, 2015			Three Months Ended March 31, 2015			Three Months Ended June 30, 2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$103,385	$62	0.24%	$224,913	$129	0.23%	$79,600	$37	0.19%
Federal funds sold	446	—	—	275	—	—	276	—	—
Investment securities	306,774	2,096	2.73	273,162	1,428	2.09	225,294	1,272	2.26
Loans receivable, net (1)	2,111,253	27,581	5.24	1,849,553	24,513	5.38	1,362,030	17,922	5.28
Total interest-earning assets	2,521,858	29,739	4.73%	2,347,903	26,070	4.50%	1,667,200	19,231	4.63%
Noninterest-earning assets	140,446			114,132			84,845
Total assets	$2,662,304			$2,462,035			$1,752,045
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$147,620	$43	0.12%	$145,813	$45	0.13%	$134,051	$39	0.12%
Money market	695,935	604	0.35	695,369	562	0.33	456,466	343	0.30
Savings	87,706	35	0.16	87,439	36	0.17	74,406	27	0.15
Time	472,135	907	0.77	472,534	963	0.83	359,446	794	0.89
Total interest-bearing deposits	1,403,396	1,589	0.45	1,401,155	1,606	0.46	1,024,369	1,203	0.47
FHLB advances and other borrowings	263,633	407	0.62	201,700	375	0.75	103,813	255	0.99
Subordinated debentures	70,310	982	5.60	70,310	971	5.60	10,310	75	2.92
Total borrowings	333,943	1,389	1.67	272,010	1,346	2.01	114,123	330	1.16
Total interest-bearing liabilities	1,737,339	2,978	0.69%	1,673,165	2,952	0.72%	1,138,492	1,533	0.54%
Noninterest-bearing deposits	627,674			523,859			408,318
Other liabilities	21,431			23,367			15,562
Total liabilities	2,386,444			2,220,391			1,562,372
Stockholders' equity	275,860			241,644			189,673
Total liabilities and equity	$2,662,304			$2,462,035			$1,752,045
Net interest income		$26,761			$23,118			$17,698
Net interest rate spread (2)			4.04%			3.78%			4.09%
Net interest margin (3)			4.26%			3.99%			4.26%
Ratio of interest-earning assets to interest-bearing liabilities			145.16%			140.33%			146.44%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees, unamortized discounts and premiums, and allowance for loan losses.
(2) Represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(3) Represents net interest income divided by average interest-earning assets.

	Average Balance Sheet
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$163,813	$191	0.24%	$74,996	$64	0.17%
Federal funds sold	361	—	—	234	—	—
Investment securities	290,061	3,524	2.43	234,519	2,682	2.29
Loans receivable, net (1)	1,981,126	52,094	5.30	1,308,514	34,507	5.32
Total interest-earning assets	2,435,361	55,809	4.62%	1,618,263	37,253	4.64%
Noninterest-earning assets	127,361			85,967
Total assets	$2,562,722			$1,704,230
Liabilities and Equity
Interest-bearing deposits:
Interest checking	$146,721	$88	0.12%	$135,845	$77	0.11%
Money market	670,988	1,166	0.35	445,886	657	0.30
Savings	87,573	70	0.16	75,151	55	0.15
Time	472,333	1,871	0.80	344,320	1,483	0.87
Total interest-bearing deposits	1,377,615	3,195	0.47	1,001,202	2,272	0.46
FHLB advances and other borrowings	232,838	782	0.68	94,468	498	1.06
Subordinated debentures	70,310	1,953	5.60	10,310	150	2.93
Total borrowings	303,148	2,735	1.82	104,778	648	1.25
Total interest-bearing liabilities	1,680,763	5,930	0.71%	1,105,980	2,920	0.53%
Noninterest-bearing deposits	600,720			398,967
Other liabilities	22,393			13,260
Total liabilities	2,303,876			1,518,207
Stockholders' equity	258,846			186,023
Total liabilities and equity	$2,562,722			$1,704,230
Net interest income		$49,879			$34,333
Net interest rate spread (2)			3.91%			4.11%
Net interest margin (3)			4.13%			4.28%
Ratio of interest-earning assets to interest-bearing liabilities			144.90%			146.32%
______________________________
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

Changes in our net interest income are a function of changes in both volumes and rates of interest-earning assets and interest-bearing liabilities.  The following table presents the impact the volume and rate changes have had on our net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes to our net interest income with respect to:

•	Changes in interest rates (changes in interest rates multiplied by prior volume);

•	Changes in volume (changes in volume multiplied by prior rate); and

•	The net change or the combined impact of volume and rate changes allocated proportionately to changes in volume and changes in interest rates.

	Three Months Ended June 30, 2015 Compared to Three Months Ended March 31, 2015 Increase (decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$6	$(72)	$(66)
Federal funds sold	(1)	—	(1)
Investment securities	476	192	668
Loans receivable, net	(617)	3,685	3,068
Total interest-earning assets	$1,562	$2,107	$3,669
Interest-bearing liabilities
Interest checking	$(4)	$2	$(2)
Money market	41	—	41
Savings	(1)	—	(1)
Time	(54)	(1)	(55)
FHLB advances and other borrowings	(73)	105	32
Subordinated debentures	11	—	11
Total interest-bearing liabilities	$(80)	$106	$26
Change in net interest income	$1,642	$2,001	$3,643

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 Increase (decrease) due to
	Rate	Volume	Net
	(in thousands)
Interest-earning assets
Cash and cash equivalents	$11	$14	$25
Investment securities	301	523	824
Loans receivable, net	(406)	10,065	9,659
Total interest-earning assets	$425	$10,083	$10,508
Interest-bearing liabilities
Interest checking	$(6)	$10	$4
Money market	63	198	261
Savings	2	6	8
Time	(268)	381	113
FHLB advances and other borrowings	(280)	432	152
Subordinated debentures	123	784	907
Total interest-bearing liabilities	$54	$1,391	$1,445
Change in net interest income	$371	$8,692	$9,063

	Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 Increase (decrease) due to
	Rate	Volume	Net

Interest-earning assets
Cash and cash equivalents	$30	$97	$127
Investment securities	177	666	843
Loans receivable, net	(65)	17,652	17,587
Total interest-earning assets	$(136)	$18,693	$18,557
Interest-bearing liabilities
Interest checking	$5	$6	$11
Money market	135	375	510
Savings	5	10	15
Time	(107)	495	388
FHLB advances and other borrowings	(94)	378	284
Subordinated debentures	930	873	1,803
Total interest-bearing liabilities	$890	$2,121	$3,011
Change in net interest income	$(1,026)	$16,572	$15,546

Provision for Loan Losses
  We recorded a $1.8 million provision for loan losses during the second quarter of 2015, which was consistent with the first quarter of 2015. Net loan charge-offs amounted to $379,000 in the second quarter of 2015, compared to net charge-offs of $384,000 from the first quarter of 2015.

The $1.8 million provision for loan losses during the second quarter of 2015, increased by $803,000 from the second quarter of 2014.  The increase in the provision for loan losses was mainly attributable to the growth in certain segments of the loan portfolio.  Net loan charge-offs amounted to $379,000 in the second quarter of 2015, compared to net recoveries of $18,000 from the second quarter of 2014.

For the first six months of 2015, we recorded a $3.7 million provision for loan losses, up from $1.7 million recorded for the first six months of 2014. The increase in the provision for loan losses was primarily attributable to the organic growth in our loan portfolio. Net loan charge-offs amounted to $763,000 for the first six months of 2015, up from $446,000 for the first six months of 2014.

For purchased credit impaired loans, charge-offs are recorded when there is a decrease in the estimated cash flows of the credit from original cash flow estimates.  Purchased credit impaired loans were recorded at their estimated fair value, which incorporated our estimated expected cash flows until the ultimate resolution of these credits.  To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan losses or charge-offs will be recognized into earnings or against the allowance, if applicable.  To the extent actual or projected cash flows are more than originally estimated, the increase in cash flows is prospectively recognized in loan interest income.  Due to the accounting rules associated with our purchased credit impaired loans, each quarter we are required to re-estimate cash flows which could cause volatility in our reported net interest margin and provision for loans losses.  During the second quarter of 2015, there were no charge-offs associated with purchased credit impaired loans. See “Allowance for Loan Losses” discussed below in this Quarterly Report on Form 10-Q.

Noninterest Income
      Noninterest income totaled $4.7 million for the second quarter of 2015, up $2.7 million from the first quarter of 2015.  The increase was primarily related to net gain on sale of loans sold in the second quarter totaling $2.7 million. There were no loans sold in the first quarter of 2015.

Noninterest income for the second quarter of 2015 increased by $2.2 million or 91% from the second quarter of 2014.  The increase was primarily related to an increase of $1.4 million in net gain on sale of loans and an increase in loans servicing fees of $442,000. During the second quarter of 2015, we sold $21 million in SBA loans at an overall premium of 10% and $68 million of other loans. That activity compares with sales of $12.8 million in SBA loans at an overall premium of 10% and $276,000 in commercial non-owner occupied loans in the second quarter of 2014.

For the first six months of 2015, noninterest income totaled $6.7 million, up from $4.5 million for the first six months of 2014. The increase was primarily related to higher net gain from sale of loans of $875,000, loan servicing fees of $487,000, and other income of $459,000.

Noninterest Expense
  Noninterest expense totaled $17.2 million for the second quarter of 2015, a decrease of $3.3 million from the first quarter of 2015. The decline in noninterest expense was essentially due to the $4 million of merger related expenses recorded during the first quarter of 2015.

Noninterest expense for the second quarter of 2015 increased by $5.6 million or 48%, compared with the second quarter of 2014.  The increase was primarily related to higher compensation and benefits costs of $3 million, a $516,000 increase in premises and occupancy expense, a $373,000 increase in marketing expenses, a $276,000 increase in legal, audit and professional fees, a $235,000 increases in deposit expenses and a $231,000 increase in data processing and communication, all of which primarily related to our organic growth and acquisition of IDPK.

For the first six months of 2015, noninterest expense totaled $37.7 million, up $12.5 million or 50% from the first six months of 2014. The increase in expense was primarily related to higher compensation and benefits costs of $5.6 million, higher non-recurring merger-related expense of $3.4 million, increased marketing expense of $800,000 and growth in premises and occupancy expense of $757,000.

The Company’s efficiency ratio was 53.7% for the second quarter of 2015, compared to 64.6% for the first quarter of 2015 and 56.6% for the second quarter of 2014. The Company's efficiency ratio was 58.4% for the first six months of 2015, compared to 61.4% for the first six months of 2014.

Income Taxes

For both the second and first quarter of 2015, our effective tax rate was 37.1%. Our effective tax rate was 38.1% for the second quarter of 2014. For the first six months of 2015, our effective tax rate was 37.1%, compared to 37.8% for the first six months of 2014. The decrease was primarily related to low income tax credits and increased interest income from municipal securities.

FINANCIAL CONDITION

At June 30, 2015, assets totaled $2.6 billion, an increase of $598 million or 29% from December 31, 2014 and $715 million or 37% from June 30, 2014.

The increase in assets since December 31, 2014 was principally impacted by the acquisition of IDPK, which at closing added $450 million in assets including $333 million in loans, $56 million in investment securities, $28 million in goodwill and $11 million in bank owned life insurance.  Additionally, organic loan growth, an increase in investment securities contributed to the increase in assets during the during the second quarter of 2015.

The increase in assets at June 30, 2015 as compared to June 30, 2014 was related to both organic and acquisitive loan growth of $652 million, as well as growth in investment securities.

Loans

Net loans held for investment totaled $2.1 billion at June 30, 2015, an increase of $487 million or 30% from December 31, 2014, and an increase of $646 million or 44% from June 30, 2014.

The increase since December 31, 2014 was primarily related to loans acquired from IDPK of $333 million at acquisition date, as well as our organic loan originations. This included increases in multifamily of $137 million, commercial owner occupied loans of $172 million, warehouse facilities of $84 million, commercial non-owner occupied of $44 million, construction of $35 million and SBA of $22 million.

The increase in loans from June 30, 2014, including loans acquired from IDPK, was comprised of increases in real estate loans of $231 million, commercial and industrial loans of $135 million, warehouse facilities loans of $84 million, commercial owner occupied loans of $166 million and SBA loans of $35 million.

The total end of period weighted average contractual interest rate on loans at June 30, 2015 was 4.89%, compared to 4.91% at December 31, 2014 and 4.94% at June 30, 2014.

The following table sets forth the composition of our loan portfolio in dollar amounts, as a percentage of the portfolio and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2015			December 31, 2014			June 30, 2014
	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
	(dollars in thousands)
Business loans:
Commercial and industrial	$454,463	21.5%	5.18%	$428,207	26.3%	5.25%	$319,541	21.8%	5.37%
Commercial owner occupied (1)	382,537	18.1%	5.12%	210,995	13.0%	5.09%	216,784	14.8%	5.23%
SBA	50,306	2.4%	5.55%	28,404	1.7%	5.63%	15,115	1.0%	5.78%
Warehouse facilities	198,113	9.4%	3.91%	113,798	7.0%	4.21%	114,032	7.8%	4.07%
Real estate loans:
Commercial non-owner occupied	402,786	19.0%	4.99%	359,213	22.1%	4.97%	360,288	24.6%	5.23%
Multi-family	400,237	18.9%	4.61%	262,965	16.1%	4.55%	251,512	17.2%	4.58%
One-to-four family (2)	84,283	4.0%	4.50%	122,795	7.5%	4.35%	132,020	9.0%	4.39%
Construction	124,448	5.8%	5.17%	89,682	5.5%	5.15%	47,034	3.1%	5.21%
Land	16,339	0.7%	4.81%	9,088	0.6%	4.78%	6,271	0.4%	4.55%
Other loans	4,811	0.2%	5.79%	3,298	0.2%	6.06%	3,753	0.3%	5.77%
Total gross loans (3)	2,118,323	100.0%	4.89%	1,628,445	100.0%	4.91%	1,466,350	100.0%	4.94%
Less loans held for sale	—			—			—
Total gross loans held for investment	2,118,323			1,628,445			1,466,350
Deferred loan origination costs/(fees) and premiums/(discounts), net	237			177			418
Allowance for loan losses	(15,100)			(12,200)			(9,733)
Loans held for investment, net	$2,103,460			$1,616,422			$1,457,035
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.
(3) Total gross loans for June 30, 2015 are net of (i) the unaccreted mark-to-market discounts on Canyon National loans of $1.1 million, on Palm Desert National loans of $1.1 million, on SDTB loans of $144,000, and on IDPK loans of $6.3 million and (ii) the mark-to-market premium on FAB loans of $24,000.

The following table sets forth loan originations, purchases, sales and principal repayments relating to our gross loans for the periods indicated:

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Beginning balance gross loans	$1,628,445	$1,243,252
Loans originated:
Business loans:
Commercial and industrial	120,439	117,717
Commercial owner occupied (1)	54,934	7,483
SBA	42,249	21,952
Warehouse facilities	93,380	1,150
Real estate loans:
Commercial non-owner occupied	15,175	49,325
Multi-family	44,710	11,834
One-to-four family (2)	2,097	1,030
Construction loans	116,735	47,854
Other loans	223	61
Total loans originated	489,942	258,406
Loans purchased/acquired:
Business loans:
Commercial and industrial	53,840	69,543
Commercial owner occupied	51,608	18,651
SBA	5,431	—
Real estate loans:
Commercial non-owner occupied	126,410	11,399
Multi-family	118,802	35,263
One-to-four family	2,158	—
Construction	2,024	—
Land	880	—
Other loans	2,028	—
Total loans purchased	363,181	134,856
Total loan production	853,123	393,262
Principal repayments	(218,823)	(123,004)
Sales of loans	(88,416)	(22,553)
Change in undisbursed loan funds, net	(56,124)	(24,913)
Charge-offs	(789)	(501)
Change in mark-to-market discounts from acquisitions	907	1,167
Transfer to other real estate owned	—	(360)
Net increase in gross loans	489,878	223,098
Ending balance gross loans	$2,118,323	$1,466,350
______________________________
(1) Majority secured by real estate.
(2) Includes second trust deeds.

The following table sets forth the weighted average interest rates, weighted average number of months to reprice and the periods to repricing for our gross loan portfolio at the date indicated:

	June 30, 2015
Periods to Repricing	Number of Loans	Amount	Weighted Average Interest Rate	Weighted Average Months to Reprice
	(dollars in thousands)
1 Year and less	1,405	$789,488	4.91%	9.20
Over 1 Year to 3 Years	292	303,934	4.57%	26.04
Over 3 Years to 5 Years	436	591,958	4.72%	48.71
Over 5 Years to 7 Years	54	93,325	4.82%	69.60
Over 7 Years to 10 Years	20	23,061	4.89%	106.12
Total adjustable	2,207	1,801,766	4.78%	26.08
Fixed	1,128	316,557	5.54%
Total	3,335	$2,118,323	4.89%

Delinquent Loans.  When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally record a notice of default and, after providing the required notices to the borrower, commence foreclosure proceedings.  If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale.  At these foreclosure sales, we generally acquire title to the property.  At June 30, 2015, loans delinquent 30 or more days as a percentage of total gross loans was .13%, up from .01% at December 31, 2014 and .09% at June 30, 2014.

The following table sets forth delinquencies in the Company's loan portfolio at the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More (1)		Total
	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans	# of Loans	Principal Balance of Loans
	(dollars in thousands)
At June 30, 2015
Business loans:
Commercial and industrial	4	$452	—	$—	3	$1,628	7	$2,080
Real estate loans:
Commercial non-owner occupied	1	$489	—	$—	—	$—	1	$489
One-to-four family	1	$2	—	$—	3	$63	4	$65
Land	—	$—	—	$—	1	$23	1	$23
Other	—	$—	1	$28	—	$—	1	$28
Total	6	$943	1	$28	7	$1,714	14	$2,685
Delinquent loans to total gross loans		0.04%		—%		0.08%		0.13%

At December 31, 2014
Business loans:
Commercial and industrial	—	$—	1	$24	—	$—	1	$24
Real estate loans:
One-to-four family	1	$19	—	$—	3	$54	4	$73
Other	1	$1	—	$—	—	$—	1	$1
Total	2	$20	1	$24	3	$54	6	$98
Delinquent loans to total gross loans		—%		—%		—%		0.01%

At June 30, 2014
Business loans:
Commercial and industrial	—	$—	2	$99	1	$24	3	$123
Commercial owner occupied	—	$—	1	$417	—	$—	1	$417
Real estate loans:
One-to-four family	3	$236	4	$478	3	$48	10	$762
Total	3	$236	7	$994	4	$72	14	$1,302
Delinquent loans to total gross loans		0.02%		0.07%		—%		0.09%
______________________________
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

At June 30, 2015, our ALLL was $15.1 million, up $2.9 million from December 31, 2014 and $5.4 million from June 30, 2014.  The increase in the allowance for loan losses at June 30, 2015 was mainly attributable to the growth in certain segments of the loan portfolio. At June 30, 2015, given the composition of our loan portfolio, the ALLL was considered adequate to cover estimated losses inherent in the loan portfolio.  Should any of the factors considered by management in evaluating the appropriate level of the ALLL change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses.

The following table sets forth the Company’s ALLL and its corresponding percentage of the loan category balance and the percent of loan balance to total gross loans in each of the loan categories listed for the periods indicated:

	June 30, 2015			December 31, 2014			June 30, 2014
Balance at End of Period Applicable to	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans	Amount	Allowance as a % of Category Total	% of Loans in Category to Total Loans
	(dollars in thousands)
Business loans:
Commercial and industrial	$5,302	1.17%	21.5%	$4,200	0.98%	26.3%	$2,901	0.91%	21.8%
Commercial owner occupied	2,096	0.55%	18.1%	1,757	0.83%	13.0%	1,746	0.81%	14.8%
SBA	886	1.76%	2.4%	568	2.00%	1.7%	264	1.75%	1.0%
Warehouse facilities	875	0.44%	9.4%	546	0.48%	7.0%	456	0.40%	7.8%
Real estate loans:
Commercial non-owner occupied	1,963	0.49%	19.0%	2,007	0.56%	22.1%	1,991	0.55%	24.6%
Multi-family	1,532	0.38%	18.9%	1,060	0.40%	16.1%	937	0.37%	17.2%
One-to-four family	653	0.77%	4.0%	842	0.69%	7.5%	818	0.62%	9.0%
Construction	1,402	1.13%	5.8%	1,088	1.21%	5.5%	527	1.12%	3.1%
Land	362	2.22%	0.7%	108	1.19%	0.6%	67	1.07%	0.4%
Other Loans	29	0.60%	0.2%	24	0.73%	0.2%	26	0.69%	0.3%
Total	$15,100	0.71%	100.0%	$12,200	0.75%	100.0%	$9,733	0.66%	100.0%

The ALLL as a percent of nonaccrual loans was 344.6% at June 30, 2015, down from 844.9% at December 31, 2014, and 501.4% at June 30, 2014.  At June 30, 2015, the ratio of ALLL to total gross loans was .71%, down from .75% at December 31, 2014 and up from .66% at June 30, 2014.  The decrease in this ratio at June 30, 2015 from December 31, 2014 is attributable to the loans acquired from IDPK, recorded at fair value, which did not necessitate an allowance against them.  Our ratio of ALLL plus the remaining unamortized credit discount on the loans acquired to total gross loans was .94% at June 30, 2015, up from .87% at December 31, 2014 and .85% at June 30, 2014.

The following table sets forth the activity within the Company’s ALLL in each of the loan categories listed for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Balance, beginning of period	$13,646	$8,685	$12,200	$8,200
Provision for loan losses	1,833	1,030	3,663	1,979
Charge-offs:
Business loans:
Commercial and industrial	(392)	—	(789)	(124)
Real estate:
Commercial non-owner occupied	—	—	—	(365)
One-to-four family	—	—	—	(12)
Total charge-offs	(392)	—	(789)	(501)
Recoveries :
Business loans:
Commercial and industrial	12	16	24	21
SBA	—	1	1	3
Real estate:
One-to-four family	—	—	—	30
Other loans	1	1	1	1
Total recoveries	13	18	26	55
Net loan (charge-offs) recoveries	(379)	18	(763)	(446)
Balance at end of period	$15,100	$9,733	$15,100	$9,733

Ratios:
Net charge-offs (recoveries) to average total loans, net	0.07%	(0.01)%	0.08%	0.07%
Allowance for loan losses to gross loans at end of period	0.71%	0.66%	0.71%	0.66%

Investment Securities

We primarily use our investment portfolio for liquidity purposes and to support our interest rate risk management strategies.  Investment securities available for sale totaled $280 million at June 30, 2015, up $78.8 million or 39% from December 31, 2014, and $45.3 million or 19% from June 30, 2014.  The increase in investment securities from December 31, 2014 was primarily due to the acquisition of IDPK, which added $56.1 million in investment securities at the acquisition date, along with our purchases of $60.1 million, partially offset by sales of $15.8 million and principal paydowns of $15.9 million.  In general, the purchase of investment securities primarily related to investing excess liquidity from our banking operations and to maintain a certain level of securities to our overall asset size, while the sales were made to help fund loan production and improve our interest-earning asset mix.

The following tables set forth the amortized cost, unrealized gains and losses, and estimated fair value of our investment securities portfolio at the dates indicated:

	June 30, 2015
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$120,392	$784	$(745)	$120,431
Mortgage-backed securities	160,764	312	(1,073)	160,003
Total securities available for sale	$281,156	$1,096	$(1,818)	$280,434

	December 31, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$88,599	$1,235	$(173)	$89,661
Mortgage-backed securities	112,159	432	(614)	111,977
Total securities available for sale	$200,758	$1,667	$(787)	$201,638

	June 30, 2014
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
	(in thousands)
Investment securities available for sale:
Municipal bonds	$84,576	$1,211	$(354)	85,433
Mortgage-backed securities	150,578	230	(1,125)	149,683
Total securities available for sale	$235,154	$1,441	$(1,479)	$235,116

The following table sets forth the fair values and weighted average yields on our investment securities available for sale portfolio by contractual maturity at the date indicated:

	June 30, 2015
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment securities available for sale:
Municipal bonds	$465	1.14%	$21,554	1.42%	$46,111	1.84%	$52,301	2.04%	$120,431	1.85%
Mortgage-backed securities	—	—%	—	—%	24,328	1.59%	135,675	1.77%	160,003	1.75%
Total investment securities available for sale	465	1.14%	21,554	1.42%	70,439	1.76%	187,976	1.85%	280,434	1.79%
Stock:
FHLB	11,350	6.00%	—	—%	—	—%	—	—%	11,350	6.00%
Federal Reserve Bank and other	11,493	4.69%	—	—%	—	—%	—	—%	11,493	4.69%
Total stock	22,843	5.34%	—	—%	—	—%	—	—%	22,843	5.34%
Total securities	$23,308	5.26%	$21,554	1.42%	$70,439	1.76%	$187,976	1.85%	$303,277	2.06%

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

During the quarter ended June 30, 2015, there were no OTTI recoveries, compared to $10,000 in OTTI recoveries during the quarter ended June 30, 2014.

Nonperforming Assets

Nonperforming assets consist of loans on which we have ceased accruing interest (nonaccrual loans), restructured loans and OREO.  It is our general policy to account for a loan as nonaccrual when the loan becomes 90 days delinquent or when collection of interest appears doubtful.

Nonperforming assets totaled $5.1 million or .19% of total assets at June 30, 2015, up from $2.5 million or .12% of total assets at December 31, 2014 and $2.7 million or .14% of total assets at June 30, 2014. At June 30, 2015, nonperforming loans increased $2.9 million and OREO decreased $326,000 from December 31, 2014 and nonperforming loans increased $2.4 million and OREO decreased $41,000 from June 30, 2014.

      The following table sets forth our composition of nonperforming assets at the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
	(dollars in thousands)
Nonperforming assets
Business loans:
Commercial and industrial	$2,147	$—	$24
Commercial owner occupied	578	514	549
Real estate:
Commercial non-owner occupied	1,454	848	910
One-to-four family	88	82	458
Land	23	—	—
Other loans	92	—	—
Total nonaccrual loans	4,382	1,444	1,941
Other real estate owned:
One-to-four family	—	285	—
Land	711	752	752
Total other real estate owned	711	1,037	752
Total nonperforming assets, net	$5,093	$2,481	$2,693

Allowance for loan losses	$15,100	$12,200	$9,733
Allowance for loan losses as a percent of total nonperforming loans	344.59%	844.88%	501.44%
Nonperforming loans as a percent of gross loans	0.21%	0.09%	0.13%
Nonperforming assets as a percent of total assets	0.19%	0.12%	0.14%

Liabilities and Stockholders’ Equity

Total liabilities were $2.4 billion at June 30, 2015, compared to $1.8 billion at December 31, 2014 and $1.7 billion at June 30, 2014.  The increase of $516 million or 28% from the year ended December 31, 2014 and the increase of $626 million or 36% from June 30, 2014 was related to the acquisition of IDPK, which added $371 million in assumed liabilities at the acquisition date, organic growth in deposits and an increase in borrowings to fund loan growth and increase liquidity.

Deposits.  At June 30, 2014, deposits totaled $2.1 billion, up $465 million or 29% from December 31, 2014 and $650 million or 45% from June 30, 2014.

The increase in deposits since December 31, 2014 included increases in money market accounts of $182 million, noninterest bearing checking of $179 million, certificates of deposit of $88 million and savings of $13 million. The increase in deposits during the first six months of 2015 was due to organic growth and the acquisition of IDPK, which added $336 million in deposits.

The increase in deposits since June 30, 2014 included increases in money market accounts of $249 million, noninterest bearing checking of $225 million, certificates of deposit of $157 million and savings of $13 million.
The total end of period weighted average rate of deposits at June 30, 2015 was .32%, down from .36% at December 31, 2014 and .36% at June 30, 2014.

At June 30, 2015, our gross loan to deposit ratio was 101.1%, up from 99.9% at December 31, 2014 and down from 101.4% at June 30, 2014.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented:

	June 30, 2015			December 31, 2014			June 30, 2014
	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
	(dollars in thousands)
Noninterest bearing checking	$635,695	30.3%	0.00%	$456,754	28.0%	0.00%	$410,843	28.4%	0.00%
Interest-bearing deposits:
Checking	135,228	6.5%	0.12%	131,635	8.1%	0.11%	128,911	8.8%	0.11%
Money market	708,214	33.8%	0.34%	526,256	32.3%	0.32%	459,118	31.8%	0.30%
Savings	87,511	4.2%	0.16%	74,508	4.5%	0.14%	74,554	5.2%	0.14%
Time deposit accounts:
Less than 1.00%	353,072	16.8%	0.57%	232,043	14.2%	0.62%	142,950	9.9%	0.58%
1.00 - 1.99	172,427	8.2%	1.14%	197,410	12.1%	1.08%	216,365	15.0%	1.06%
2.00 - 2.99	3,012	0.1%	2.43%	10,771	0.7%	2.86%	11,398	0.8%	2.85%
3.00 - 3.99	121	0.0%	3.90%	714	0.0%	3.20%	700	0.0%	3.20%
4.00 - 4.99	3	0.0%	4.93%	2	0.0%	4.93%	3	0.0%	4.93%
5.00 and greater	700	0.1%	5.21%	733	0.1%	5.24%	739	0.1%	5.24%
Total time deposit accounts	529,335	25.2%	0.77%	441,673	27.1%	0.89%	372,155	25.7%	0.94%
Total interest-bearing deposits	1,460,288	69.7%	0.47%	1,174,072	72.0%	0.50%	1,034,738	71.6%	0.50%
Total deposits	$2,095,983	100.0%	0.32%	$1,630,826	100.0%	0.36%	$1,445,581	100.0%	0.36%

Borrowings.  At June 30, 2015, total borrowings amounted to $238 million, up $51 million or 27% from December 31, 2014 and down $28 million or 11% from June 30, 2014.

On August 29, 2014, the Corporation completed the issuance of $60 million in aggregate principal amount of 5.75% subordinated notes due September 3, 2024 in a private placement transaction.  The net proceeds of the offering were approximately $59 million and are to be used for general corporate purposes, including, but not limited to, contribution of capital to the Bank to support both organic growth as well as opportunistic acquisitions, should appropriate opportunities arise.  At the beginning of the third quarter of 2014, we locked in borrowings from the FHLB of $25 million at 60 basis points for 18 months and $25 million at 84 basis points for 2 years.  These borrowings replaced our FHLB overnight borrowings and also extended the overall maturity of our liabilities and support our interest rate risk management strategies as well as leverage our balance sheet for future growth.  Additionally, during the second quarter of 2015, repurchase agreement debt related to our HOA business increased $4.8 million to $19.7 million.  This repurchase agreement debt was offered as a service to certain HOA depositors as added protection for deposit amounts above FDIC insurance levels.  At June 30, 2015, total borrowings represented 9% of total assets and had an end of period weighted average cost of 2.2%, compared with 9.2% of total assets at a weighted average cost of 2.74% at December 31, 2014 and 13.8% of total assets at a weighted average cost of .61% at June 30, 2014.

At June 30, 2015, total borrowings were comprised of the following:

•	Overnight FHLB advances of $68 million at .24%;

•	Subordinated notes of $60 million at 5.75% due September 3, 2024. For additional information about the Subordinated notes, see Note 8 to the Consolidated Financial Statements in this report;

•	One 18 month fixed FHLB advance of $25 million at .60% due March 16, 2016, and one 24 month fixed FHLB advance of $25 million at .84% due September 15, 2016;

•
Three reverse repurchase agreements totaling $28.5 million at a weighted average rate of 3.26% with $10 million due in February 2018 and $18.5 million due in September 2018.  These agreements are secured by government sponsored entity MBS securities with a par value of $33.9 million and a fair value of $34.7 million;

•
HOA reverse repurchase agreements totaling $19.7 million at a weighted average rate of .02% and secured by of government sponsored entity MBS securities with a par value of $31.3 million and a fair value of $32.1 million; and

•
Subordinated debentures used to fund the issuance of Trust Preferred Securities in 2004 of $10.3 million at 3.00% due April 7, 2034.  For additional information about the Subordinated Debentures and Trust Preferred Securities, see Note 8 to the Consolidated Financial Statements in this report.

The following table sets forth certain information regarding the Company's borrowed funds at the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(dollars in thousands)
FHLB advances	$118,000	0.44%	$70,000	0.59%	$210,000	0.18%
Reverse repurchase agreements	49,389	1.91%	46,643	2.03%	45,287	2.06%
Subordinated debentures	70,310	5.34%	70,310	5.34%	10,310	2.98%
Total borrowings	$237,699	2.20%	$186,953	2.74%	$265,597	0.61%

Weighted average cost of borrowings during the quarter	1.67%		2.01%		1.16%
Borrowings as a percent of total assets	9.0%		9.2%		13.8%

Stockholders’ Equity.  Total stockholders’ equity was $282 million as of June 30, 2015, up from $200 million at December 31, 2014 and $192 million at June 30, 2014.  The current year increase of $82 million in stockholders’ equity was primarily related to equity consideration of $70.9 million associated with the acquisition of IDPK, and net income for the first six months of 2015 of $9.6 million. The increase of $89.4 million from June 30, 2014 was primarily related to equity consideration of $70.9 million associated with the acquisition of IDPK, and net income over the period of $19 million.

Our book value per share increased to $13.09 at June 30, 2015, up from $11.81 at December 31, 2014 and $11.26 at June 30, 2014.  At June 30, 2015, the Company’s tangible common equity to tangible assets ratio was 8.65%, up from 8.51% at December 31, 2014, and 8.62% at June 30, 2014.

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

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
GAAP Reconciliation
(dollars in thousands)

	June 30, 2015	December 31, 2014	June 30, 2014

Total stockholders' equity	$281,593	$199,592	$192,181
Less: Intangible assets	(58,690)	(28,564)	(29,071)
Tangible common equity	$222,903	$171,028	$163,110

Total assets	$2,636,756	$2,038,897	$1,921,525
Less: Intangible assets	(58,690)	(28,564)	(29,071)
Tangible assets	$2,578,066	$2,010,333	$1,892,454

Tangible common equity ratio	8.65%	8.51%	8.62%

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

Our primary sources of funds generated during the first six months of 2015 were from:

•	Proceeds of $310 million from the sale and principal payments on loans held for investment;

•	Net increase of $129 million in deposit accounts; and

•	Net change of $56.1 million of undisbursed loan funds.

We used these funds to:

•	Purchase and originate loans held for investment of $520 million; and

•	Purchase securities available for sale of $60.1 million.

Our most liquid assets are unrestricted cash and short-term investments.  The levels of these assets are dependent on our operating, lending and investing activities during any given period.  Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate.  At June 30, 2015, cash and cash equivalents totaled $83.1 million and the market value of our investment securities available for sale totaled $280 million.  If additional funds are needed, we have additional sources of liquidity that can be accessed, including FHLB advances, federal fund lines, the Federal Reserve’s lending programs and loan sales.  As of June 30, 2015, the maximum amount we could borrow through the FHLB was $1.2 billion, of which $608 million was available for borrowing based on collateral pledged of $684 million in real estate loans.  At June 30, 2015, we had $118 million in FHLB borrowings against that available balance.  At June 30, 2015, we also had unsecured lines of credit aggregating $173 million, which consisted of $120 million with other financial institutions from which to draw funds and $3.3 million with the Federal Reserve Bank and one reverse repo line with a correspondent bank of $50 million.  At June 30, 2015, there was one advance drawn against these unsecured lines of credit for $1.2 million which matured on July 1, 2015.  For the quarter ended June 30, 2015, our average liquidity ratio was 13.63%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available and has contingency funding plans in place which are reviewed and tested on a regular basis.

To the extent that 2015 deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, unsecured lines of credit or other sources.

The Bank has a policy in place that permits the purchase of brokered funds, in an amount not to exceed 20% of total deposits, as a secondary source for funding.  At June 30, 2015, we had $120 million in brokered time deposits, which constituted 5.7% of total deposits at that date.

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

The Corporation has never declared or paid dividends on its common stock and does not anticipate declaring or paying any cash dividends in the foreseeable future.  The Corporation’s board of directors authorized in June 2012 a stock repurchase plan, which allows the Corporation to proactively manage its capital position and return excess capital to its stockholders.  The repurchase plan authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock.  Shares purchased under such plans also provide the Corporation with shares of common stock necessary to satisfy obligations related to stock compensation awards.  For the three months ending June 30, 2015, the Company made no repurchases of its common stock under the repurchase plan.  Also, please see Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information.

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

The following schedule summarizes maturities and payments due on our obligations and commitments, excluding accrued interest, as of the date indicated:

	June 30, 2015
	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Contractual obligations
FHLB advances	$68,000	$50,000	$—	$—	$118,000
Other borrowings	20,889	10,000	18,500	—	49,389
Subordinated debentures	—	—	—	70,310	70,310
Certificates of deposit	378,762	144,909	4,244	1,420	529,335
Operating leases	3,622	5,201	3,135	451	12,409
Total contractual cash obligations	$471,273	$210,110	$25,879	$72,181	$779,443

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

Commitments to originate loans held for investment are agreements to lend to a customer as long as there is no violation of any condition established in the commitment.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Undisbursed loan funds and unused lines of credit on home equity and commercial loans include committed funds not disbursed.  Letters of credit are conditional commitments we issue to guarantee the performance of a customer to a third party.  As of June 30, 2015, we had commitments to extend credit on existing lines and letters of credit of $381 million, compared to $355 million at December 31, 2014 and $293 million at June 30, 2014.

The following table summarizes our contractual commitments with off-balance sheet risk by expiration period at the date indicated:

	June 30, 2015
	Less than 1 year	1 - 5 years	3 - 5 years	More than 5 years	Total
	(in thousands)
Other commitments
Commercial and industrial	$108,286	$30,178	$1,964	$14,164	$154,592
Construction	52,192	61,849	—	4,424	118,465
Home equity lines of credit	64	1,385	14	13,979	15,442
Standby letters of credit	13,176	1	—	—	13,177
All other	77,153	515	210	1,229	79,107
Total other commitments	$250,871	$93,928	$2,188	$33,796	$380,783

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

For regulatory capital purposes, subject to applicable limitations, the issuance of $60 million of subordinated notes during the third quarter of 2014 qualifies as Tier 2 capital for the Company.  The Company contributed $40 million of the proceeds from the offering to the Bank, in August 2014 and an additional $10 million in May 2015, which enhanced the Bank’s regulatory capital ratios.

Beginning in the first quarter of 2015, we calculated our regulatory capital ratios under the Basel III Rule.  Basel III had no significant effect on our capital ratios.  Our capital ratios as of December 31, 2014 and June 30, 2014 are under the Basel I rules.  The Bank’s and the Company’s capital amounts and ratios are presented in the following table along with the well capitalized requirement at the dates indicated:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
At June 30, 2015 (1)
Leverage Ratio
Bank	$285,209	10.95%	$104,157	4.00%	$130,196	5.00%
Consolidated	233,780	8.97%	104,289	4.00%	130,361	5.00%

Common Equity Tier 1 to Risk-Weighted Assets (2)
Bank	285,209	12.39%	103,588	4.50%	149,627	6.50%
Consolidated	226,508	9.81%	103,935	4.50%	150,129	6.50%

Tier 1 Capital to Risk-Weighted Assets
Bank	285,209	12.39%	138,117	6.00%	184,156	8.00%
Consolidated	233,780	10.12%	138,581	6.00%	184,774	8.00%

Total Capital to Risk-Weighted Assets
Bank	300,820	13.07%	184,156	8.00%	230,196	10.00%
Consolidated	309,390	13.40%	184,774	8.00%	230,968	10.00%
At December 31, 2014 (1)
Leverage Ratio
Bank	$221,523	11.29%	$78,466	4.00%	$98,083	5.00%
Consolidated	179,881	9.18%	78,401	4.00%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	221,523	12.72%	69,650	4.00%	104,475	6.00%
Consolidated	179,881	10.30%	69,855	4.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	234,120	13.45%	139,300	8.00%	174,126	10.00%
Consolidated	252,477	14.46%	139,709	8.00%	N/A	N/A
At June 30, 2014 (1)
Leverage Ratio
Bank	$169,977	9.85%	$69,008	4.00%	$86,260	5.00%
Consolidated	172,883	10.04%	68,910	4.00%	N/A	N/A

Tier 1 Capital to Risk-Weighted Assets
Bank	169,977	10.83%	62,797	4.00%	94,195	6.00%
Consolidated	172,883	10.99%	62,939	4.00%	N/A	N/A

Total Capital to Risk-Weighted Assets
Bank	179,982	11.46%	125,593	8.00%	156,992	10.00%
Consolidated	182,888	11.62%	125,878	8.00%	N/A	N/A
______________________________
(1) The Company adopted the Basel III Rule effective January 1, 2015. All ratios subsequent to the effective date reflect its adoption, while ratios for the prior periods reflect the previous capital rules under Basel I.
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

After a lengthy period of inactivity, the Bank was contacted by plaintiffs’ counsel to schedule depositions and discovery, and prepare the case to go to trial in 2015.  The Board of Directors of the Company established a $1.7 million reserve related to the lawsuit during the fourth quarter of 2014, which the Board of Directors believed to be a reasonable estimate of the Company’s exposure as of December 31, 2014.  In March and April 2015, the Company entered into a proposed settlement agreement with plaintiffs to resolve the litigation as to the Company.  In June, the court granted approval for the settlement and the Bank remitted the final settlement amount of $1,764,693.87.  The Bank has been dismissed from the lawsuit with prejudice.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2012, the board of directors authorized its second stock repurchase program. Under the repurchase program, management is authorized to repurchase up to 1,000,000 shares of the Company’s common stock. The program may be limited or terminated at any time without prior notice.  The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2015.

Month of Purchase	Total Number of shares purchased/ returned	Average price paid per share	Total number of shares repurchased as part of the publicly announced program	Maximum number of shares that may yet be purchased under the program at end of month
March-2015	—	—	—	763,877
April-2015	—	—	—	763,877
May-2015	—	—	—	763,877
June-2015	—	—	—	763,877
Total/Average	—	$—	—	763,877

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

PACIFIC PREMIER BANCORP, INC.,

August 10, 2015	By:	/s/ Steve Gardner
Date		Steve Gardner
President and Chief Executive Officer
(principal executive officer)

August 10, 2015	By:	/s/ E. Allen Nicholson
Date		E. Allen Nicholson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

Index to Exhibits
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document